Form 10-K
NATIONWIDE LIFE INSURANCE CO
filed 1995-03-29
CIK 205695

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                      ------------------------------------

                                    FORM 10-K

                  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 1994          Commission File No. 2-28596

                        NATIONWIDE LIFE INSURANCE COMPANY
             (Exact name of registrant as specified in its charter)

                        OHIO                                     31-4156830
 (State or other jurisdiction of incorporation or             (I.R.S. Employer
                    organization)                            Identification No.)

 ONE NATIONWIDE PLAZA, COLUMBUS, OHIO                              43215
(Address of principal executive offices)                         (Zip Code)

Registrant's telephone number, including area code:  (614) 249-7111

Securities registered pursuant to Section 12(b) of the Act:

                                      NONE

Securities registered pursuant to Section 12(g) of the Act:

                                      NONE
                                (Title of Class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to the filing
requirements for at least the past 90 days. Yes X   No
                                               ---    ---

All voting stock was held by affiliates of the registrant on February 28, 1995.

                COMMON STOCK - 3,814,779 shares issued and outstanding as of
                               December 31, 1994
                (Title of Class)

                                     PART I

ITEM 1. Business.

        (a) Nationwide Life Insurance Company (the Company) was incorporated in 1929 and is an Ohio stock legal reserve life insurance company. The Company offers a variety of forms of ordinary life, universal life, variable universal life, term and endowment, group life, individual and group annuities, and individual and group accident and health coverage on a participating and a non-participating basis. On December 30, 1993, the Company became a wholly owned subsidiary of Nationwide Corporation when Nationwide Mutual Insurance Company and Nationwide Mutual Fire Insurance Company sold their shares of the Company to Nationwide Corporation for newly issued shares of Nationwide Corporation. Nationwide Corporation continues to be owned by Nationwide Mutual Insurance Company and Nationwide Mutual Fire Insurance Company.

            On April 7, 1988, the Company obtained ownership of the stock of Financial Horizons Life Insurance Company from Nationwide Mutual Insurance Company as part of a capital contribution. Financial Horizons Life Insurance Company currently offers universal life, variable universal life and annuity coverage on a non-participating basis. On December 31, 1993, Nationwide Corporation contributed all of the outstanding capital shares of West Coast Life Insurance Company, National Casualty Company and Nationwide Financial Services, Inc. to the Company. West Coast Life Insurance Company currently offers individual life, group life, individual annuity and group accident and health coverage on a participating and a non-participating basis. National Casualty Company underwrites individual and group accident and health insurance as well as various property and casualty coverages. Nationwide Financial Services, Inc., a non-insurance industry subsidiary, is a registered broker-dealer providing investment management and administration services. On December 31, 1994, the Company purchased all of the outstanding shares of Employers Life Insurance Company of Wausau. Employers Life Insurance Company of Wausau primarily offers group annuity contracts and, through its wholly owned subsidiary Wausau Preferred Health Insurance Company, group accident and health insurance and group life insurance coverages.

            During 1994, the Company received a $200,000,000 cash capital contribution from Nationwide Corporation.

            On March 1, 1995, Nationwide Corporation contributed all of the outstanding shares of Farmland Life Insurance Company to Nationwide Life Insurance Company.

        (b) The Company and its subsidiaries operate in the life and accident and health lines of business in the life insurance and property and casualty insurance industries. Life insurance operations include whole life, universal life, variable universal life, endowment and term life insurance and annuity contracts issued to individuals and groups. Accident and health operations also provide coverage to individuals and groups. Industry segment data is presented in note 17 to the consolidated financial statements and Schedule V.

        (c)(1)(i) Nationwide Life Insurance Company is licensed to do business in all 50 states as well as the District of Columbia, Puerto Rico and the Virgin Islands.

                    The principal markets of Nationwide Life Insurance Company based upon the direct premiums written in 1994 were the following jurisdictions: California, Florida, Illinois, Michigan, New Jersey, New York, Ohio, Pennsylvania and Texas.

                    The Company sells its products through a variety of distribution channels. The Company's annuity contracts are sold by independent broker/dealers, third-party marketers, regional pension plan administrators, affiliated marketing companies and Nationwide Insurance Enterprise multi-line career agents. Life insurance policies are sold by Nationwide Insurance Enterprise career agents and independent broker/dealers. Accident and health insurance policies are sold by Nationwide Insurance Enterprise career agents and brokers.

                    Public employees deferred compensation plans are sold through insurance agencies and broker-dealers. Public Employees Benefit Services Corporation, acquired by Nationwide Corporation in 1982, is a major administrator in the public employee deferred compensation market. Annuities are distributed by Nationwide agents and independent securities dealers. Financial Horizons Distributors Agency, Inc., acquired by Nationwide Corporation in 1991, is a distributor of individual annuities. Nationwide Corporation formed NEA Valuebuilder Investor Services, Inc. in 1991 to distribute individual annuity contracts marketed exclusively to the members of the National Education Association.

        (c)(1)(ii)  Not applicable.

        (c)(1)(iii) Not applicable.

        (c)(1)(iv) The Company, in common with other insurance companies, is subject to regulation and supervision by the regulatory authorities of the states in which it is licensed to do business. A license from the state insurance department is a prerequisite to the issuance of insurance contracts in that state. In general, all states have statutory administrative powers. Such regulation relates to, among other things, licensing of insurers and their agents, the approval of policy forms, the methods of computing reserves, the form and content of financial statements, the amount of policyholders' and stockholder's dividends, and the type and distribution of investments permitted.

        (c)(1)(v)   Not applicable.

        (c)(1)(vi)  Not applicable.

        (c)(1)(vii) Not applicable.

        (c)(1)(viii)Not applicable.

        (c)(1)(ix)  Not applicable.

        (c)(1)(x) The Company operates in the highly competitive field of life insurance. There are approximately 2,000 stock, mutual and other types of insurers in the life insurance business in the United States, and a large number of them compete with the Company in the sale of insurance policies.

                      According to A.M. Best Company's statistical study released in the December 12, 1994 edition of BestWeek (an insurance industry trade publication), Nationwide Life Insurance Company ranked 16th among all life insurance companies in the United States and Canada based on reported statutory admitted assets as of September 30, 1994.

        (c)(1)(xi)    Not applicable.

        (c)(1)(xii)   Not applicable.

        (c)(1)(xiii)  As is customary in insurance company groups, employees are shared with other insurance companies in the group. The Company shares approximately 710 employees with Nationwide Mutual Insurance Company and Nationwide Mutual Fire Insurance Company. The Company does have 2,693 direct salaried employees.

        (d) Substantially all of the Company's premiums, operating profits and assets are attributable to the United States of America, its territories and possessions. Approximately .007% of premiums are attributable to non-domestic geographic areas.

ITEM 2. Properties.

        The Company leases all space used in conducting its operations. The Company shares home office space and other facilities with affiliates in a building owned by Nationwide Mutual Insurance Company. The Company also leases various other branch offices. The terms of these leases are not material to the consolidated financial statements.

ITEM 3. Legal Proceedings.

        There are no material pending legal proceedings, other than ordinary routine litigation incidental to the business, to which the Company and its subsidiaries, are a party or of which any of its property is the subject.

ITEM 4. Submission of Matters to a Vote of Security Holders.

        Not applicable. See Item 5.

                                     PART II

ITEM 5. Market for Registrant's Common Equity and Related Shareholder Matters.

        (a) There is no established public trading market for the Company's capital shares.

        (b) As of December 31, 1994, none of the 3,814,779 shares issued and outstanding were held by public shareholders. Nationwide Corporation is the sole shareholder of Nationwide Life Insurance Company.

        (c) The Company paid no dividends to its shareholder during 1994.

            Dividends paid in 1993 to the Company's shareholder, as reflected in the 1993 consolidated financial statements, were made by three wholly owned subsidiaries of Nationwide Corporation prior to the capital contribution of their outstanding capital shares to the Company. The payments, after retroactive restatement for the capital contribution of the three wholly owned subsidiaries, are reflected in the 1993 consolidated statement of shareholder's equity and consist of the following:

               West Coast Life Insurance Company          $ 1,240,000
               Nationwide Financial Services, Inc.          5,565,100
               National Casualty Company                   11,000,000
                                                          -----------
                                                          $17,805,100
                                                          ===========


            Management of the Company has not yet determined if future cash dividends will be paid to Nationwide Corporation from the Company.

            Reference is made to Item 7 and note 13 of the consolidated financial statements herein for information regarding dividend restrictions.

ITEM 6. Selected Financial Data.

                             SELECTED FINANCIAL DATA
                                 (000's omitted)

                                   1994         1993         1992         1991         1990*
                               -----------   ----------   ----------   ----------   ----------
Total revenues                 $ 2,046,200    2,034,526    1,933,318    1,799,042    1,375,281
Benefits and claims              1,279,763    1,236,906    1,319,735    1,262,317    1,011,304
Income tax expense                  89,504      106,758       33,742       36,595       18,657
Cumulative effect of changes
   in accounting principles            -0-        5,365          -0-          -0-          -0-
Net income                         183,726      211,508       96,817       73,732       38,893
Total assets                   $31,112,133   25,406,361   20,954,338   17,426,046   12,879,645

   *    Management of the Company has elected not to retroactively restate
        1990 financial data for the capital contribution of the outstanding capital shares of West Coast Life Insurance Company, National Casualty Company and Nationwide Financial Services, Inc. from Nationwide Corporation during 1993.

ITEM 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

            Results of Operations

            Consolidated net income for the Company was $184 million in 1994 compared to $212 million in 1993 and $97 million in 1992. During 1993, the Company adopted Statement of Financial Accounting Standards Statement No. 106, Employers' Accounting for Postretirement Benefits Other than Pensions, and Statement No. 109, Accounting for Income Taxes. Excluding the effects of implementing those new accounting standards, the Company earned $206 million in 1993.

            Revenues: Total revenues for 1994 were $2,046 million compared to $2,035 million in 1993 and $1,933 million in 1992. Excluding realized gains and losses on investments, revenues were $2,063 million in 1994 compared to $1,921 million in 1993 and $1,953 in 1992. Universal life and investment product (primarily group and individual annuities) policy charges increased 27% to $239 million in 1994 from $188 million in 1993 ($148 million in 1992). This growth in revenues is attributable to the increase in universal life and investment product considerations received to $5.5 billion in 1994 from $4.0 billion in 1993 ($3.4 billion in 1992). Management anticipates continued growth in universal life and investment product revenues, although the growth will likely be at a slower pace than the past three years.

            A significant portion of the group annuity business is deferred compensation products for public employees and educators sold through two affiliated marketing companies, which are also wholly-owned subsidiaries of Nationwide Corporation. Total new considerations received through those distribution channels were $158 million in 1994, $117 million in 1993 and $96 million in 1992. Another significant, but declining, portion of this deposit-type business is a result of a joint venture with another affiliated marketing company to sell individual annuity products and life insurance to the customers of banks and other financial institutions. Total considerations received through this distribution channel were $336 million in 1994, $411 million in 1993 and $608 million in 1992.

            Accident and health insurance premiums increased to $325 million in 1994 from $313 million in 1993, but down from $430 million in 1992. The increase in premiums from 1993 to 1994 is attributable to moderate growth in the group accident and health insurance line. The decrease in premiums in 1993 from 1992 is attributable to changing the health insurance plan for Nationwide Insurance Enterprise employees from an indemnity plan to an administrative services only basis during 1993 and effective January 1, 1993 National Casualty Company ceded 100% of all written premiums to Nationwide Mutual Insurance Company, the majority shareholder of Nationwide Corporation. National Casualty Company reported accident and health insurance premiums in 1992 of $76 million. In 1992, West Coast Life Insurance Company exited the credit life and accident and health insurance business and ceded substantially all of its credit life and accident and health insurance policies to an unaffiliated insurer. West Coast Life Insurance Company earned $27 million of ceding commissions on this transaction. See note 12 to the consolidated financial statements for additional disclosures regarding this transaction.

            Traditional life insurance premiums continued a declining trend, which began in 1991 as a result of the reduction in sales of single premium policies.

            Net investment income increased 7.1% to $1,290 million in 1994 from $1,204 million in 1993. Net investment income for 1993 was up 7.5% from $1,120 million in 1992. The increases in both 1994 and 1993 are attributable to the significant growth in invested assets, primarily in annuity and pension products, offset by lower yields on investments which is consistent with the overall decline in market interest rates into the first quarter of 1994.

            Realized losses on investments were $16 million in 1994 compared to realized gains on investments of $114 million in 1993 and realized losses of $19 million in 1992. A significant portion of the realized gains reported in 1993 are attributable to the Company selling substantially all of its non-affiliated equity securities to Nationwide Mutual Insurance Company to improve its risk-based capital ratio. The Company recognized a gain of $123 million of this sale of equity securities to Nationwide Mutual Insurance Company. Net realized losses on mortgage loans on real estate, real estate and limited partnerships were $11 million, $36 million and $42 million in 1994, 1993 and 1992, respectively.

            Benefits and expenses: Total benefits and expenses increased $51 million (3%) to $1,773 million in 1994. In 1993, total benefits and expenses decreased $81 million (4.5%) to $1,722 million from $1,803 million in 1992. In 1994, benefits and claims incurred increased $42.9 million due to increases for accident and health insurance policies and group annuity contracts, which were offset by an $18.4 million decrease in benefits for single premium policies which is consistent with the decrease in premiums discussed above. In 1993, benefits and claims incurred decreased $82.8 million due to National Casualty Company ceding all of its premiums to Nationwide Mutual Insurance Company effective January 1, 1993, the conversion of the health insurance plan for Nationwide Insurance Enterprise employees from an indemnity plan to an administrative services only basis, West Coast Life Insurance Company exiting the credit life and accident and health lines and a decrease in benefits for single premium policies.

            Amortization of deferred policy acquisition costs decreased $7.4 million to $94.7 million in 1994 from $102.1 million in 1993 ($99.2 million in 1992). The decrease is primarily attributed to deferred policy acquisition cost write-offs in 1993 and 1992. There were no significant deferred policy acquisition cost write-offs in 1994. In 1993, $18.6 million of individual accident and health insurance deferred policy acquisition costs were written-off due to National Casualty Company ceding all inforce business to Nationwide Mutual Insurance Company. Also in 1993, the group annuity line wrote-off $11 million of deferred policy acquisition costs when a significant contract was canceled. In 1992, West Coast Life Insurance Company ceded essentially all of its credit life and credit accident and health insurance business and wrote-off $34 million of deferred policy acquisition costs. This transaction is further described in note 12 to the consolidated financial statements. Excluding the effects of deferred policy acquisition cost write-offs, amortization of deferred policy acquisition costs increased in 1994 from 1993 due to increased amortization for individual and group annuity products due to the growth described above.

            Other operating costs and expenses increased $23 million (7%) to $352 million in 1994 from $329 million in 1993 ($322 million in 1992). In 1994, the individual annuity lines accounted for nearly $17 million of the increase due to greater sales and administrative expenses in support of the increased volume. In addition, other operating costs for accident and health insurance lines increased $8 million. The 2.3% increase in other operating costs and expenses in 1993 over 1992 is mostly due to continued growth in the individual and group annuity lines of business, partially offset by a reduction in National Casualty Company's expenses as a result of the 100% quota share reinsurance agreement with Nationwide Mutual Insurance Company.

            See note 7 to the consolidated financial statements for analysis of Federal income tax expense.

            Effects of accounting standards to be adopted: The Financial Accounting Standards Board has issued Statement of Financial Accounting Standards No. 114, Accounting by Creditors for Impairment of a Loan, which was amended by Statement of Financial Accounting Standards No. 118, Accounting by Creditors for Impairment of a Loan
            - Income Recognition and Disclosures. These statements are not expected to have a material impact on the consolidated financial statements and are discussed in more detail in note 2(b) of the consolidated financial statements.

            Investment Portfolio: The Company does not invest in lower quality, higher-risk fixed maturity securities. Non-investment grade securities, all of which are the result of down grading since the time of purchase by the Company, were 2.3% of total fixed maturity securities as of December 31, 1994.

            Effective January 1, 1994, the Company adopted Statement of Financial Accounting Standards No. 115 - Accounting for Certain Investments in Debt and Equity Securities (SFAS 115). See the Capital Resources section below for a discussion of SFAS 115.

            Private placement fixed maturity securities provide certain advantages over public issues and are purchased when possible. As of December 31, 1994, private placement fixed maturity securities were 32% of total fixed maturity securities. While they are less liquid than public issues, private issues generally offer higher yields, better call provisions, greater takeover protection, enhanced protective covenants and the potential of specific collateral.

            Collateralized mortgage obligations comprised 29.5% of fixed maturity securities as of December 31, 1994. Substantially all collateralized mortgage obligation holdings are in planned amortization class tranches. The Company does not invest in higher-risk collateralized mortgage obligations such as interest-only, principal-only, inverse floater or support tranches.

            The Company's mortgage loan on real estate portfolio consists of first mortgages on existing income-producing properties. Higher-risk loans, such as second mortgages, construction loans, participating or convertible mortgages or land development loans are not made by the Company. Realized losses on mortgage loans on real estate were $20.5 million, $28.2 million and $36.3 million for 1994, 1993 and 1992, respectively. As of December 31, 1994, valuation allowances on mortgage loans on real estate were $47.9 million, or 1.1% of the portfolio, compared to $42.4 million, or 1.1% of the portfolio, as of December 31, 1993. See note 9 to the consolidated financial statements for disclosures of concentrations of risk by geographic area and borrower.

            The Company does not invest in swaps, forwards, futures, option contracts or other financial instruments with similar characteristics, and there are no plans to invest in such instruments.

            Capital Resources and Liquidity

            Capital Resources: Total consolidated shareholder's equity increased to $1,908 million as of December 31, 1994 from $1,651 million as of December 31, 1993 ($1,430 million as of December 31, 1992). SFAS 115 resulted in certain debt securities being recorded at fair value with unrealized gains or losses, net of certain adjustments to deferred policy acquisition costs and deferred Federal income taxes, reported as a component of consolidated shareholder's equity. See notes 2(b) and 3 to the consolidated financial statements for more disclosures regarding SFAS 115. Excluding unrealized investment gains and losses, consolidated shareholder's equity increased $384 million (23%) to $2,028 million as of December 31, 1994, from $1,644 million as of December 31, 1993 ($1,340 million as of December 31, 1992). The increases in consolidated shareholder's equity are attributable to the Company's consolidated net income and capital contributions from Nationwide Corporation. During 1994 and 1993, the Company received capital contributions of $200 million and $111 million, respectively, from Nationwide Corporation to support the Company's growth in operations. No significant capital contributions from, or dividend payments to, Nationwide Corporation are anticipated over the next year.

            Each insurance company's state of domicile imposes minimum risk-based capital requirements that were developed by the National Association of Insurance Commissioners (NAIC). Risk-based capital evaluates the adequacy of an insurer's statutory capital and surplus in relation to the risks inherent in the insurer's business related to asset quality, asset and liability matching, mortality and morbidity, and other business factors. Regulatory compliance is determined based on a ratio of a company's regulatory total adjusted capital, as defined by the NAIC, to its authorized control level risk-based capital, as defined by the NAIC. Companies with a ratio below 200% (or below 250% with negative trends) are required to take corrective action steps. As of December 31, 1994, Nationwide Life Insurance Company's risk-based capital ratio was 758%. All insurance subsidiaries of Nationwide Life Insurance Company exceed the minimum risk-based capital requirements.

            Effective December 31, 1994, the Company purchased all of the outstanding shares of Employers Life Insurance Company of Wausau from Wausau Service Corporation for an amount approximating $165 million, subject to specified adjustments, if any, subsequent to year end. Wausau Service Corporation is a wholly-owned subsidiary of Employers Insurance of Wausau A Mutual Company, which is affiliated with the Company's ultimate parent, Nationwide Mutual Insurance Company. The Company transferred fixed maturity securities and cash with a fair value of $155 million to Wausau Service Corporation, which resulted in a realized loss of $19.2 million of the disposition of the securities. An accrual approximating $10 million is reflected in the consolidated balance sheet. The purchase price approximated both the historical cost basis and fair value of net assets of Employers Life Insurance Company of Wausau.

            On March 1, 1995, Nationwide Corporation contributed all of the outstanding shares of Farmland Life Insurance Company to Nationwide Life Insurance Company. Farmland Life Insurance Company's total assets and shareholder's equity approximated $113 million and $41 million, respectively, which is 0.4% and 2.1% of the Company's total assets and shareholder's equity, respectively, as of December 31, 1994.

            The changes in ownership of Employers Life Insurance Company of Wausau and Farmland Life Insurance Company were effected to align essentially all life insurance operations of the Nationwide Insurance Enterprise under Nationwide Life Insurance Company.

            Liquidity: The Company's operations have historically provided substantial positive cash flow. The significant growth in new business and the resulting increase in investments have provided the Company with sufficient cash resources to meet all current obligations for policyholder benefits, withdrawals, surrenders and policy loans. As a member of the Nationwide Insurance Enterprise, the Company also has quick access to available capital infusions and to several billion dollars of liquid and readily marketable invested assets in the event of extreme unexpected withdrawals. The Company also participates in intercompany repurchase agreements with affiliates to satisfy short-term cash needs. Transactions under the agreements were not material in 1994 and 1993.

            The Company employs a process to match the maturities of assets and liabilities and to identify cash and investment needs for the respective line of business investment strategies. The matching process includes a provision for more rapid than expected cash outflows. The Company's investment strategy involves the commitment of funds which provide for meeting its responsibilities to policyholders and to provide a return to its shareholder.

            To mitigate the risks that actual withdrawals may exceed anticipated amounts or that rising interest rates may cause a decline in the value of the Company's fixed maturity investments, the Company imposes market value adjustments or surrender charges on the majority of its products and offers products where the investment risk is transferred to the contract holder. As of December 31, 1994, only 10% of the Company's annuity contracts were subject to withdrawal without a surrender charge or market value adjustment. In addition, liabilities related to separate accounts, where the investment risk is transferred to the policyholder, comprise 42% of policyholder-related liabilities as of December 31, 1994, compared to 38% as of December 31, 1993.

            As described in note 13 to the consolidated financial statements, Nationwide Life Insurance Company and its insurance subsidiaries are limited by law in the amount of dividends they can pay. That condition poses no liquidity concerns to the Company due to Nationwide Life Insurance Company's significant cash flow from operations and extensive holdings of liquid investments. In addition, the Company had $120 million confirmed but unused bank lines of credit as of December 31, 1994, which support a $100 million commercial paper borrowing authorization. During 1993, the Company temporarily increased available bank lines of credit to $365 million and borrowed $125 million. In addition, $175 million of short-term securities were issued as repurchase agreements. All amounts were repaid in 1993, with interest totaling $1.6 million. See note 15 to the consolidated financial statements.



ITEM 8.     Consolidated Financial Statements and Supplementary Data.

            Consolidated Financial Statements.

            The consolidated financial statements of Nationwide Life Insurance Company and subsidiaries are submitted in a separate section of this report which is indexed in Item 14.

            Semi-annual and annual reports are sent to contract owners of the variable contracts issued through registered Separate Accounts of the Company.

ITEM 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

            Not applicable.

                                    PART III

ITEM 10.    Directors and Executive Officers of the Registrant.

            (a)   Identification of Directors

                                                                Term
                                                               Expires
                                                  Director     Annual
             Name                          Age      Since      Meeting    Business Experience
             ---------------------------   ---    --------     -------    ---------------------------------------------
             Lewis J. Alphin                46      1993         1997     Farm Owner and Operator (1)

             Willard J. Engel               55      1994         1997     General Manager, Lyon County Cooperative Oil
                                                                          Company (1)

             Fred C. Finney *               48      1992         1995     Farm Owner and Operator (1)

             Peter F. Frenzer               60      1991         1996     Executive Vice President - Investments,
                                                                          Nationwide Insurance Companies (1); President
                                                                          and Chief Operating Officer, Nationwide Life
                                                                          and Financial Horizons Life Insurance
                                                                          Companies (2)

             Charles L. Fuellgraf, Jr. *    63      1969         1996     Chief Executive Officer, Fuellgraf Electric
                                                                          Company, Electrical Construction and
                                                                          Engineering Services (1)

             Henry S. Holloway *            62      1986         1995     Farm Owner and Operator (1)

             D. Richard McFerson            57      1988         1996     President and Chief Executive Officer,
                                                                          Nationwide Mutual, Nationwide Mutual Fire,
                                                                          Nationwide General and Nationwide Property and
                                                                          Casualty Insurance Companies (12/92 to
                                                                          present); President and Chief Executive
                                                                          Officer - Nationwide Insurance Enterprise,
                                                                          Nationwide Life and Financial Horizons Life
                                                                          Insurance Companies (12/93 to present) (3)

             David O. Miller *              56      1985         1997     President, Owen Potato Farm, Inc.; Partner,
                                                                          M&M Enterprises (1)

             C. Ray Noecker                 48      1994         1997     Farm Owner and Operator (1)

             James F. Patterson             52      1989         1995     President, Patterson Farms, Inc.; Vice
                                                                          President, Pattersons, Inc. (1)

             Robert H. Rickel *             65      1984         1996     Rancher (1)

                                                               Term
                                                               Expires
                                                  Director     Annual
             Name                          Age      Since      Meeting    Business Experience
             ---------------------------   ---    --------     -------    ---------------------------------------------
             Arden L. Shisler               53      1984         1996     President and Chief Executive Officer, K&B
                                                                          Transport, Inc.;  Partner, Sweetwater Beef
                                                                          Farms (1)

             Robert L. Stewart              58      1989         1995     Farm owner and operator; Owner, Sunnydale
                                                                          Mining (1)

             Nancy C. Thomas *              60      1986         1995     Farm Owner and Operator (1)

             Harold W. Weihl                62      1990         1996     Farm Owner and Operator (1)


                     *     Served as a member of the Salary and Compensation Committee during 1994.

                    (1)    Principal occupation for the last five years.

                    (2)    Held this position since April, 1991.

                    (3) President and Chief Operating Officer, Nationwide Mutual, Nationwide Mutual Fire, Nationwide General, Nationwide Property and Casualty (04/91 to 12/92); President and General Manager (04/88 to 04/91); Executive Vice President Property/Casualty Operations, Nationwide Insurance Companies (prior to 04/88); Chief Executive Officer, Nationwide Life and Financial Horizons Life Insurance Companies (12/92 to 12/93).

              (b)   Identification of Executive Officers

                                                     Held
                                                   Position
             Name                          Age       Since    Position
             -----------------------       ---     --------   ----------------------------------------------------------
             Peter F. Frenzer               60      1991      President and Chief Operating Officer

             Gordon E. McCutchan            59      1994      Executive Vice President - Law and Corporate Services and
                                                              Secretary

             D. Richard McFerson            57      1993      President and Chief Executive Officer - Nationwide
                                                              Insurance Enterprise (12/93 to present); Chief Executive
                                                              Officer prior to 12/93

             Galen R. Barnes                47      1989      Senior Vice President

             James E. Brock                 47      1990      Senior Vice President

             Richard D. Crabtree            53      1993      Senior Vice President

             William P. DeMeno              57      1989      Senior Vice President

             W. Sidney Druen                52      1994      Senior Vice President and General Counsel and Assistant
                                                              Secretary

             Mark E. Fiebrink               43      1993      Senior Vice President - Chief Actuary - Property and
                                                              Casualty

             Harvey S. Galloway, Jr.        60      1993      Senior Vice President and Chief Actuary - Life, Health
                                                              and Annuities; Senior Vice President and  Chief Actuary

             Joseph J. Gasper               51      1992      Senior Vice President

             Richard A. Karas               52      1993      Senior Vice President

             Robert A. Oakley               48      1993      Senior Vice President - Chief Financial Officer

             Carl J. Santillo               45      1993      Senior Vice President

             Robert J. Woodward, Jr.        53      1991      Senior Vice President

             Mark A. Folk                   46      1993      Vice President and Treasurer

                    The above listed executive officers hold office until the date of the next regular annual meeting of the Board of Directors and until their respective successors are elected or appointed and qualified; however, any executive officer may be removed from office with or without cause by vote of two-thirds of the entire Board of Directors.

            Each of the executive officers listed above serve in the capacities listed* for the following Nationwide Insurance Enterprise companies:

                           Nationwide Mutual Insurance Company
                           Nationwide Mutual Fire Insurance Company
                           Nationwide General Insurance Company
                           Nationwide Property and Casualty Insurance Company Financial Horizons Life Insurance Company

                           * Mr. Frenzer serves as President of Nationwide
                             Corporation and Financial Horizons Life Insurance Company and as Executive Vice President of Nationwide Mutual Insurance Company, Nationwide Mutual Fire Insurance Company, Nationwide General Insurance Company and Nationwide Property and Casualty Insurance Company.

            Each of the executive officers listed above also serve in various capacities as executive officers in numerous other affiliated companies.

        (c) Not applicable.

        (d) Not applicable.

        (e) In addition to the business experience of each of the directors given in (a) above, Messrs. Frenzer, Fuellgraf, McFerson, Rickel, Weihl and Mrs. Thomas are trustees of Nationwide Investing Foundation, a registered investment company. Mr. Frenzer is also a trustee of Financial Horizons Investment Trust, Nationwide Investing Foundation II and Nationwide Separate Account Trust, registered investment companies.

            Each of the executive officers listed in (b) above, with the exception of Mr. Fiebrink, Mr. Santillo and Mr. Folk, has been associated with the Company for the past five years. Previous to their present assignments, the following officers served the Company in this capacity: Mr. Barnes, Vice President; Mr. Brock, Vice President; Mr. Crabtree, Vice President; Mr. DeMeno, Vice President; Mr. Druen, Vice President - Deputy General Counsel and Assistant Secretary; Mr. Fiebrink, Senior Vice President, Employers Insurance of Wausau A Mutual Company and Wausau Service Corporation; Mr. Folk, Partner - KPMG Peat Marwick LLP; Mr. Frenzer, Executive Vice President; Mr. Galloway, Senior Vice President - Chief Actuary; Mr. Gasper, Vice President; Mr. Karas, Vice President; Mr. McCutchan, Executive Vice President and General Counsel and Secretary; Mr. Oakley, Vice President; Mr. Santillo, Executive Vice President, Employers Insurance of Wausau A Mutual Company and Wausau Service Corporation; and Mr. Woodward, Vice President.

        (f) Not applicable.

        (g) Not applicable.

ITEM 11.    Executive Compensation.

            The following information is given with respect to the Chief Executive Officer, each of the four most highly compensated executive officers of the Company as of December 31, 1994 and the retired General Chairman.

                          Summary Compensation Table (1)
---------------------------------------------------------------------------------
                                                                    Long-term
                                   Annual compensation           compensation (2)
                             ---------------------------------   ----------------
       (a)             (b)     (c)        (d)        (e)               (h)
Name and                                          Other annual         LTIP
principal position    Year    Salary     Bonus    compensation        payouts
-------------------   ----   --------   -------   ------------   ----------------
D. R. McFerson        1994   $127,568   111,671      5,575                 -
Chief Executive       1993    113,991    55,852      5,422            19,102
Officer               1992     10,283     3,996        385                 -

P. F. Frenzer         1994    370,726   237,575     17,733                 -
President and Chief   1993    381,571   165,419     10,820            62,386
Operating Officer     1992    271,851   118,125     10,607                 -

C. J. Santillo        1994    237,400    14,707     23,650                 -
Senior Vice           1993    160,731         -      4,638                 -
President             1992          -         -          -                 -

R. J. Woodward, Jr.   1994    172,172   101,540      9,146                 -
Senior Vice           1993    144,951    68,358      7,233                 -
President             1992    151,401    40,120      7,905                 -

R. A. Karas           1994    167,308    86,456      9,678                 -
Senior Vice           1993    146,538    79,122     11,407                 -
President             1992    124,039    33,840     12,591                 -

J. E. Fisher          1994    157,908   150,727     49,607                 -
General Chairman      1993    198,388   131,442      4,297                 -
(Retired)             1992    165,450    44,844      3,792                 -

      (1) The listed executive officers and other executive officers of the Company not listed also serve as executive officers or otherwise serve one or more of Nationwide Mutual Insurance Company, Nationwide Mutual Fire Insurance Company, Nationwide General Insurance Company, Nationwide Property and Casualty Insurance Company, Nationwide Indemnity Company, Nationwide Corporation, Scottsdale Indemnity Company, and Financial Horizons Life Insurance Company, which together with the Company make up the Nationwide Group of Insurance Companies. The amounts shown above relate only to the Company.

      (2) Certain executive officers of the Company participate in a long term sustained performance incentive plan. The plan provides the opportunity for participants to earn an award for achieving predetermined goals during a four-year performance period. The performance measures include: profitability goals, growth in selected product lines and geographic areas and strategic goals in key competitive aspects of the business operations. The performance periods overlap, such that awards are determined every two years, with the most recent performance period ending December 31, 1994. Payout of awards occurs in the year immediately following the end of a performance period. The award may range from 0% to 20% of the sum of the base salaries for the final two calendar years of the performance period.

Included in the Summary Compensation Table shown above are contributions made to the Company's Employee Incentive Savings Plan. Pursuant to the Plan, the Company contributes on behalf of all eligible employees. Company contributions are included in column (e). Employee contributions are included in column (c). Since contributions under the Plan may be invested in a fixed income security fund, a common stock fund, a guaranteed interest fund, a short-term interest fund or shares of Nationwide Investing Foundation (Nationwide Growth Fund), it is not possible to estimate the annual benefits therefrom upon retirement.

The Company participates in the Nationwide Insurance Companies' management incentive plans. These plans provide for incentive compensation based upon achieving or exceeding operating gain objectives and upon the achievement and betterment of planned expense levels and/or ratios. Additional incentive compensation is paid, subject to achievement of the operating gain objective, for achievement of premium and/or revenue objectives. Incentive penalties are assessed for exceeding planned expense levels and/or ratios. Directors do not participate in the plan. Payments under the plan are included in the Summary Compensation Table as LTIP payouts.

Nationwide Life Insurance Company participates in the Nationwide Insurance Companies' and Affiliates' 1976 Restated Retirement Plan. This pension plan is a defined benefit plan designed to qualify under applicable provisions of the Internal Revenue Code. Employees generally become eligible to participate after one year of service with the Company and after reaching age 21. The following table represents annual benefits payable in the event of retirement on or after age 65.

                 Pension Plan Table (1)
---------------------------------------------------------------
Average of Last              Years of Service
 Three Years' -------------------------------------------------
 Compensation    15        20       25        30        35
---------------------------------------------------------------
$125,000       30,989    41,319    51,649    61,978    72,308
 150,000       42,265    56,353    70,442    84,530    98,618
 175,000       49,765    66,353    82,942    99,530   116,118
 200,000       52,265    76,353    95,442   114,530   133,618
 225,000       64,765    86,353   107,942   129,530   151,118
 250,000       72,265    96,353   120,942   144,530   168,618
 300,000       87,265   116,353   145,442   174,530   203,618
 400,000      117,265   156,353   195,442   234,530   273,618
 450,000      132,265   176,353   220,442   264,530   308,618
 500,000      147,265   196,353   245,442   294,530   343,618

                    (1) The amounts shown are based on compensation amounts as reported on the W-2 form for that year adjusted to exclude severance pay, reimbursement of relocation expenses and the value of a company car and to include pre-tax employee contributions to any savings plan, any group insurance plan or any medical and dependent care reimbursement plans established by the employer and workers compensation or state disability income. Such amount for named executive officers are included in columns (c), (d) and (e) of the Summary Compensation Table.

                    (2) As of December 31, 1994, the named individuals had the following respective years of service under the pension plan: D. R. McFerson, 14 years; P. F. Frenzer, 21 years; C. J. Santillo, 1 year; R. J. Woodward, Jr., 30 years; R. A. Karas, 31 years; J. E. Fisher, 43 years.

                    (3) The amounts shown represent annual benefits upon retirement at age 65 for the years of service indicated for retirement in 1994. Amounts for retirement after 1994 will differ due to changes in social security covered compensation.

              Each of the Company's directors is compensated at an annual rate of $26,196 for services as a director. Directors who are also officers are excluded from this arrangement. Directors are also reimbursed for out-of-pocket expenses.

 ITEM 12.     Security Ownership of Certain Beneficial Owners and Management.

              Security Ownership of Certain Beneficial Owners as of December 31, 1994.

                 Title of         Name and Address                Amount and Nature of         Percent
                  Class           of Beneficial Owner             Beneficial Ownership         of Class
                  ------        ----------------------          -------------------------      --------
                  Common        Nationwide Corporation          3,814,779  Of record and       100.0%
                  Stock         One Nationwide Plaza                       beneficially *
                                Columbus, Ohio 43216

                    * Sole voting and investment power

ITEM 13.      Certain Relationships and Related Transactions.

              In 1994, the Company and its subsidiaries paid to the law firm of Druen, Rath & Dietrich (McCutchan, Druen, Maynard, Rath and Dietrich prior to September, 1994) approximately $1,020,000 for legal services rendered to the Company. W. Sidney Druen, Senior Vice President and General Counsel and Assistant Secretary; Joseph
              P. Rath, Associate Vice President - Associate General Counsel; and Thomas W. Dietrich, Associate Vice President - Associate General Counsel, are all partners in that firm, and all members of the firm are employees of Nationwide Mutual Insurance Company.

              The Company leases space in a building owned by Nationwide Mutual Insurance Company. Nationwide Mutual Insurance Company acts as disbursing agent for many of the expenses incurred by the Company. Nationwide Mutual Insurance Company also provides some operational and administrative functions at cost, such as sales, advertising, personnel and general management services. For the year 1994, reimbursements by the Company for its funds disbursed by Nationwide Mutual Insurance Company and the costs of services provided approximated $270,118,000.

              The Company participates in a common employee benefit program with Nationwide Mutual Insurance Company and its subsidiaries. Included in this program are accident and health, disability income and life insurance benefits and a retirement plan. The retirement plan is funded in the Company's Separate Accounts and its general account, earning a guaranteed rate of return. Contributions to the retirement plan by the participating companies approximated $55,076,000 in 1994.

              The Company also participates in a life and health care defined benefit plan for qualifying retirees with Nationwide Mutual Insurance Company and its subsidiaries. The plan is funded in amounts determined at the discretion of management. Contributions to the plan by the participating companies are invested in group annuity contracts of the Company and approximated $47,391,000 in 1994.

              During 1994, the Company received a $200,000,000 cash capital contribution from Nationwide Corporation.

              Reference is made to note 14 of the consolidated financial statements herein for additional information regarding transactions with affiliates.

                                     PART IV

ITEM 14.      Exhibits, Financial Statement Schedules, and Reports on Form 8-K.

              (a) (1) Consolidated Financial Statements:

                           Independent Auditors' Report

                           Consolidated Balance Sheets, December 31, 1994 and
                             1993

                           Consolidated Statements of Income, years ended
                             December 31, 1994, 1993 and 1992

                           Consolidated Statements of Shareholder's Equity,
                             years ended December 31, 1994, 1993 and 1992

                           Consolidated Statements of Cash Flows, years ended
                             December 31, 1994, 1993 and 1992

                           Notes to Consolidated Financial Statements

                  (2) Financial Statement Schedules:

                           Schedule I     Summary of Investments - Other Than
                                            Investments in Related Parties,
                                            December 31, 1994

                           Schedule V     Supplementary Insurance Information,
                                            December 31, 1994, 1993 and 1992

                           Schedule VI    Reinsurance, years ended December 31,
                                            1994, 1993 and 1992

                           All other schedules to the consolidated financial statements referenced by Article 7 of Regulation S-X are not required under the related instructions or are inapplicable and therefore have been omitted.

                  (3) Exhibits:

                           Exhibit 21     Subsidiaries of the Registrant

                           Exhibit 27     Financial Data Schedule

                           All other exhibits referenced by Item 601 of Regulation S-K are not required under the related instructions or are inapplicable and therefore have been omitted.

              (b) No reports on Form 8-K have been filed during the year ended
                  December 31, 1994.

               NATIONWIDE LIFE INSURANCE COMPANY AND SUBSIDIARIES
               (a wholly owned subsidiary of Nationwide Corporation)

               -----------------------------------------------------

                        Consolidated Financial Statements

                        December 31, 1994, 1993 and 1992

                           For Inclusion in Form 10-K
                      To Securities and Exchange Commission

                          INDEPENDENT AUDITORS' REPORT

The Board of Directors
Nationwide Life Insurance Company:

We have audited the consolidated financial statements of Nationwide Life Insurance Company (a wholly owned subsidiary of Nationwide Corporation) and subsidiaries as listed in the accompanying index. In connection with our audits of the consolidated financial statements, we also have audited the financial statement schedules as listed in the accompanying index. These consolidated financial statements and financial statement schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedules based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

Participating insurance and the related surplus are discussed in note 13. The Company and its counsel are of the opinion that the ultimate ownership of the participating surplus in excess of the contemplated equitable policyholder dividends belongs to the shareholder. The accompanying consolidated financial statements are presented on such basis.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Nationwide Life Insurance Company and subsidiaries as of December 31, 1994 and 1993, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 1994, in conformity with generally accepted accounting principles. Also in our opinion, the related financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

As discussed in note 2 to the consolidated financial statements, in 1994 the Company adopted the provisions of the Financial Accounting Standards Board's Statement of Financial Accounting Standards (SFAS) No. 115, Accounting for Certain Investments in Debt and Equity Securities.

In 1993, the Company adopted the provisions of SFAS No. 109, Accounting for Income Taxes and SFAS No. 106, Employers' Accounting for Postretirement Benefits Other Than Pensions.

                                                       KPMG PEAT MARWICK LLP

Columbus, Ohio
February 27, 1995

               NATIONWIDE LIFE INSURANCE COMPANY AND SUBSIDIARIES
             (a wholly owned subsidiary of Nationwide Corporation)

                          Consolidated Balance Sheets

                           December 31, 1994 and 1993
                                (000's omitted)

                                     Assets                                                1994                1993
                                     ------                                             -----------         ----------
Investments (notes 5, 8 and 9):
   Securities available-for-sale, at fair value:
      Fixed maturities (cost $8,318,865 in 1994)                                        $ 8,045,906                 -
      Equity securities (cost $18,373 in 1994; $8,263 in 1993)                               24,713            16,593
   Fixed maturities held-to-maturity, at amortized cost (fair value $3,602,310
      in 1994; $10,886,820 in 1993)                                                       3,688,787        10,120,978
   Mortgage loans on real estate                                                          4,222,284         3,871,560
   Real estate                                                                              252,681           253,831
   Policy loans                                                                             340,491           315,898
   Other long-term investments                                                               63,914           118,490
   Short-term investments (note 14)                                                         131,643            41,797
                                                                                        -----------       -----------
                                                                                         16,770,419        14,739,147
                                                                                        -----------       -----------

Cash                                                                                          7,436            21,835
Accrued investment income                                                                   220,540           190,886
Deferred policy acquisition costs                                                         1,064,159           811,944
Deferred Federal income tax                                                                  36,515                 -
Other assets                                                                                790,603           636,161
Assets held in Separate Accounts (note 8)                                                12,222,461         9,006,388
                                                                                        -----------       -----------
                                                                                        $31,112,133        25,406,361
                                                                                        ===========       ===========

                      Liabilities and Shareholder's Equity
                      ------------------------------------

Future policy benefits and claims (notes 6 and 8)                                        16,321,461        14,092,255
Policyholders' dividend accumulations                                                       338,058           322,686
Other policyholder funds                                                                     72,770            71,959
Accrued Federal income tax (note 7):
   Current                                                                                   13,126            12,294
   Deferred                                                                                       -            31,659
                                                                                        -----------       -----------
                                                                                             13,126            43,953
                                                                                        -----------       -----------

Other liabilities                                                                           235,778           217,952
Liabilities related to Separate Accounts (note 8)                                        12,222,461         9,006,388
                                                                                        -----------       -----------
                                                                                         29,203,654        23,755,193
                                                                                        -----------       -----------

Shareholder's equity (notes 3, 4, 7 and 13):
   Capital shares, $1 par value.  Authorized 5,000 shares, issued and
     outstanding 3,815 shares                                                                 3,815             3,815
   Paid-in additional capital                                                               622,753           422,753
   Unrealized gains (losses) on securities available-for-sale, net of adjustment to deferred policy acquisition costs of $82,525 ($0 in 1993) and net of
     deferred Federal income tax benefit of $64,425 ($1,583 expense in 1993)               (119,668)            6,747
   Retained earnings                                                                      1,401,579         1,217,853
                                                                                        -----------       -----------
                                                                                          1,908,479         1,651,168
                                                                                        -----------       -----------
Commitments and contingencies (notes 9 and 16)
                                                                                        $31,112,133        25,406,361
                                                                                        ===========       ===========

See accompanying notes to consolidated financial statements.

               NATIONWIDE LIFE INSURANCE COMPANY AND SUBSIDIARIES
             (a wholly owned subsidiary of Nationwide Corporation)

                       Consolidated Statements of Income

                  Years ended December 31, 1994, 1993 and 1992
                                (000's omitted)

                                                                            1994             1993             1992
                                                                         ----------       ----------       ----------
Revenues (note 17):
   Traditional life insurance premiums                                   $  209,538          215,715          226,888
   Accident and health insurance premiums                                   324,524          312,655          430,009
   Universal life and investment product policy charges                     239,021          188,057          148,464
   Net investment income (note 5)                                         1,289,501        1,204,426        1,120,157
   Net ceded commissions from disposition of credit life and
     credit accident and health business (note 12)                                -                -           27,115
   Realized gains (losses) on investments (notes 5 and 14)                  (16,384)         113,673          (19,315)
                                                                         ----------       ----------       ----------
                                                                          2,046,200        2,034,526        1,933,318
                                                                         ----------       ----------       ----------
Benefits and expenses:
   Benefits and claims                                                    1,279,763        1,236,906        1,319,735
   Provision for policyholders' dividends on participating
     policies (note 13)                                                      46,061           53,189           61,834
  Amortization of deferred policy acquisition costs                          94,744          102,134           99,197
  Other operating costs and expenses                                        352,402          329,396          321,993
                                                                         ----------       ----------       ----------
                                                                          1,772,970        1,721,625        1,802,759
                                                                         ----------       ----------       ----------
          Income before Federal income tax and cumulative
            effect of changes in accounting principles                      273,230          312,901          130,559
                                                                         ----------       ----------       ----------

Federal income tax (note 7):
   Current expense                                                           79,847           75,124           47,402
   Deferred expense (benefit)                                                 9,657           31,634          (13,660)
                                                                         ----------       ----------       ----------
                                                                             89,504          106,758           33,742
                                                                         ----------       ----------       ----------

          Income before cumulative effect of changes in
            accounting principles                                           183,726          206,143           96,817

Cumulative effect of changes in accounting principles,
   net of tax (note 3)                                                            -            5,365                -
                                                                         ----------       ----------       ----------
          Net income                                                     $  183,726          211,508           96,817
                                                                         ==========       ==========       ==========



         See accompanying notes to consolidated financial statements.

               NATIONWIDE LIFE INSURANCE COMPANY AND SUBSIDIARIES
             (a wholly owned subsidiary of Nationwide Corporation)

                Consolidated Statements of Shareholder's Equity

                  Years ended December 31, 1994, 1993 and 1992
                                (000's omitted)

                                                                        Unrealized
                                                                      gains (losses)
                                                        Paid-in       on securities                             Total
                                        Capital       additional      available-for-        Retained        shareholder's
                                         shares         capital         sale, net           earnings           equity
                                       ---------      -----------     --------------       ----------       -------------
1992:
   Balance, beginning of year           $  3,815         311,753              96,048          933,179           1,344,795
   Dividends paid to shareholder               -               -                   -           (5,846)             (5,846)
   Net income                                  -               -                   -           96,817              96,817
   Unrealized losses on equity
     securities, net of deferred
     Federal income tax                        -               -              (5,524)               -              (5,524)
                                       ---------      -----------     --------------       ----------       -------------
   Balance, end of year                 $  3,815         311,753              90,524        1,024,150           1,430,242
                                       =========      ===========     ==============       ==========       =============

1993:
   Balance, beginning of year              3,815         311,753              90,524        1,024,150           1,430,242
   Capital contributions                       -         111,000                   -                -             111,000
   Dividends paid to shareholder               -               -                   -          (17,805)            (17,805)
   Net income                                  -               -                   -          211,508             211,508
   Unrealized losses on equity
     securities, net of deferred
     Federal income tax                        -               -             (83,777)               -             (83,777)
                                       ---------      -----------     --------------       ----------       -------------
   Balance, end of year                 $  3,815         422,753               6,747        1,217,853           1,651,168
                                       =========      ===========     ==============       ==========       =============

1994:
   Balance, beginning of year              3,815         422,753               6,747        1,217,853           1,651,168
   Capital contribution                        -         200,000                   -                -             200,000
   Net income                                  -               -                   -          183,726             183,726
   Adjustment for change in
     accounting for certain
     investments in debt and
     equity securities, net of
     adjustment to deferred policy
     acquisition costs and deferred
     Federal income tax (note 3)               -               -             216,915                -             216,915
  Unrealized losses on securities
     available-for-sale, net of
     adjustment to deferred policy
     acquisition costs and deferred
     Federal income tax                        -               -            (343,330)               -            (343,330)
                                       ---------      -----------     --------------       ----------       -------------
  Balance, end of year                 $   3,815         622,753            (119,668)       1,401,579           1,908,479
                                       =========      ===========     ==============       ==========       =============



See accompanying notes to consolidated financial statements.

               NATIONWIDE LIFE INSURANCE COMPANY AND SUBSIDIARIES
             (a wholly owned subsidiary of Nationwide Corporation)

                     Consolidated Statements of Cash Flows

                  Years ended December 31, 1994, 1993 and 1992
                                (000's omitted)

                                                                              1994             1993             1992
                                                                           ----------       ----------       ----------
Cash flows from operating activities:
  Net income                                                               $  183,726          211,508           96,817
  Adjustments to reconcile net income to net cash provided by operating activities:
      Capitalization of deferred policy acquisition costs                    (264,434)        (191,994)        (177,928)
      Amortization of deferred policy acquisition costs                        94,744          102,134           99,197
      Amortization and depreciation                                             6,207           11,156            5,607
      Realized losses (gains) on invested assets, net                          15,949         (113,648)          19,092
      Deferred Federal income tax benefit                                      (2,166)          (6,006)         (13,105)
      Increase in accrued investment income                                   (29,654)         (4,218)          (11,518)
      (Increase) decrease in other assets                                    (112,566)        (549,277)           6,132
      Increase in policyholder account balances                             1,038,641          509,370           19,087
      Increase in policyholders' dividend accumulations                        15,372           17,316           18,708
      Increase (decrease) in accrued Federal income tax payable                   832           16,838          (15,723)
      Increase in other liabilities                                            17,826           26,958           73,512
      Other, net                                                              (19,303)         (11,745)         (10,586)
                                                                           ----------       ----------       ----------
        Net cash provided by operating activities                             945,174           18,392          109,292
                                                                           ----------       ----------       ----------

Cash flows from investing activities:
  Proceeds from maturity of securities available-for-sale                     579,067                -                -
  Proceeds from sale of securities available-for-sale                         247,876          247,502           27,844
  Proceeds from maturity of fixed maturities held-to-maturity                 516,003        1,192,093        1,030,397
  Proceeds from sale of fixed maturities                                            -           33,959          123,422
  Proceeds from repayments of mortgage loans on real estate                   220,744          146,047          259,659
  Proceeds from sale of real estate                                            46,713           23,587           22,682
  Proceeds from repayments of policy loans and
     sale of other invested assets                                            134,998           59,643           99,189
  Cost of securities available-for-sale acquired                           (2,569,672)         (12,550)         (12,718)
  Cost of fixed maturities held-to-maturity acquired                         (675,835)      (2,016,831)      (2,687,975)
  Cost of mortgage loans on real estate acquired                             (627,025)        (475,336)        (654,403)
  Cost of real estate acquired                                                (15,962)          (8,827)        (137,843)
  Policy loans issued and other invested assets acquired                     (118,012)         (76,491)         (97,491)
                                                                           ----------       ----------       ----------
      Net cash used in investing activities                                (2,261,105)        (887,204)      (2,027,620)
                                                                           ----------       ----------       ----------

Cash flows from financing activities:
  Proceeds from capital contributions                                         200,000          111,000                -
  Dividends paid to shareholder                                                     -          (17,805)          (5,846)
  Increase in universal life and investment product account balances        3,640,958        2,249,740        2,468,236
  Decrease in universal life and investment product account balances       (2,449,580)      (1,458,504)        (575,180)
                                                                           ----------       ----------       ----------
      Net cash provided by financing activities                             1,391,378          884,431        1,887,210
                                                                           ----------       ----------       ----------

Net increase (decrease) in cash and cash equivalents                           75,447           15,619          (31,118)

Cash and cash equivalents, beginning of year                                   63,632           48,013           79,131
                                                                           ----------       ----------       ----------
Cash and cash equivalents, end of year                                     $  139,079           63,632           48,013
                                                                           ==========       ==========       ==========



See accompanying notes to consolidated financial statements.

               NATIONWIDE LIFE INSURANCE COMPANY AND SUBSIDIARIES
             (a wholly owned subsidiary of Nationwide Corporation)

                   Notes to Consolidated Financial Statements
                        December 31, 1994, 1993 and 1992
                                (000 s omitted)

(1)     Organization and Description of Business
        ----------------------------------------
        Nationwide Life Insurance Company (NLIC) is a wholly owned subsidiary of Nationwide Corporation (Corp.). Wholly-owned subsidiaries of NLIC include Financial Horizons Life Insurance Company (FHLIC), West Coast Life Insurance Company (WCLIC), National Casualty Company and subsidiaries (NCC), Nationwide Financial Services, Inc. (NFS), and effective December 31, 1994, Employers Life Insurance Company of Wausau and subsidiary (ELICW). NLIC and its subsidiaries are collectively referred to as "the Company".

        NLIC, FHLIC, WCLIC and ELICW are life and accident and health insurers and NCC is a property and casualty insurer. The Company is licensed in all 50 states, the District of Columbia, the Virgin Islands and Puerto Rico. The Company offers a full range of life, health and annuity products through exclusive agents and other distribution channels and is subject to competition from other insurers throughout the United States. The Company is subject to regulation by the Insurance Departments of states in which it is licensed, and undergoes periodic examinations by those departments.

        The following is a description of the most significant risks facing life and health insurers and how the Company mitigates those risks:

            LEGAL/REGULATORY RISK is the risk that changes in the legal or regulatory environment in which an insurer operates will create additional expenses not anticipated by the insurer in pricing its products. That is, regulatory initiatives designed to reduce insurer profits, new legal theories or insurance company insolvencies through guaranty fund assessments may create costs for the insurer beyond those recorded in the consolidated financial statements. The Company mitigates this risk by offering a wide range of products and by operating throughout the United States, thus reducing its exposure to any single product or jurisdiction, and also by employing underwriting practices which identify and minimize the adverse impact of this risk.

            CREDIT RISK is the risk that issuers of securities owned by the Company or mortgagors on mortgage loans on real estate owned by the Company will default or that other parties, including reinsurers, which owe the Company money, will not pay. The Company minimizes this risk by adhering to a conservative investment strategy, by maintaining sound reinsurance and credit and collection policies and by providing for any amounts deemed uncollectible.

            INTEREST RATE RISK is the risk that interest rates will change and cause a decrease in the value of an insurer's investments. This change in rates may cause certain interest-sensitive products to become uncompetitive or may cause disintermediation. The Company mitigates this risk by charging fees for non-conformance with certain policy provisions, by offering products that transfer this risk to the purchaser, and/or by attempting to match the maturity schedule of its assets with the expected payouts of its liabilities. To the extent that liabilities come due more quickly than assets mature, an insurer would have to borrow funds or sell assets prior to maturity and potentially recognize a gain or loss.

(2)     Summary of Significant Accounting Policies
        ------------------------------------------
        The significant accounting policies followed by the Company that materially affect financial reporting are summarized below. The accompanying consolidated financial statements have been prepared in accordance with generally accepted accounting principles (GAAP) which differ from statutory accounting practices prescribed or permitted by regulatory authorities. See note 4.

        In preparing the consolidated financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the consolidated financial statements and revenues and expenses for the period. Actual results could differ significantly from those estimates.

        The estimates susceptible to significant change are those used in determining the liability for future policy benefits and claims and those used in determining valuation allowances for mortgage loans on real estate and real estate. Although some variability is inherent in these estimates, management believes the amounts provided are adequate.

               NATIONWIDE LIFE INSURANCE COMPANY AND SUBSIDIARIES
             (a wholly owned subsidiary of Nationwide Corporation)

             Notes to Consolidated Financial Statements, Continued



                 (a) Consolidation Policy
                     --------------------

                     The December 31, 1994, 1993 and 1992 consolidated financial statements include the accounts of NLIC and its wholly owned subsidiaries FHLIC, WCLIC, NCC and NFS. The December 31, 1994 consolidated balance sheet also includes the accounts of ELICW, which was acquired by NLIC effective December 31, 1994. See Note 14. All significant intercompany balances and transactions have been eliminated.

                 (b) Valuation of Investments and Related Gains and Losses
                     -----------------------------------------------------

                     Prior to January 1, 1994, the Company classified fixed maturities in accordance with the then existing accounting standards, and accordingly, fixed maturity securities were carried at amortized cost, adjusted for amortization of premium or discount, since the Company had both the ability and intent to hold those securities until maturity. Equity securities were carried at fair value with the unrealized gains and losses, net of deferred Federal income tax, reported as a separate component of shareholder's equity.

                     In May 1993, the Financial Accounting Standards Board
                     (FASB) issued STATEMENT OF FINANCIAL ACCOUNTING
                     STANDARDS NO. 115 - ACCOUNTING FOR CERTAIN INVESTMENTS IN DEBT AND EQUITY SECURITIES (SFAS 115). SFAS 115 requires fixed maturities and equity securities to be classified as either held-to-maturity, available-for-sale, or trading. The Company has no trading securities. The Company adopted SFAS 115 as of January 1, 1994, with no effect on consolidated net income. See note 3 regarding the effect on consolidated shareholder's equity.

                     Fixed maturity securities are classified as held-to-maturity when the Company has the positive intent and ability to hold the securities to maturity and are stated at amortized cost. Fixed maturity securities not classified as held-to-maturity and all equity securities are classified as available-for-sale and are stated at fair value, with the unrealized gains and losses, net of adjustments to deferred policy acquisition costs and deferred Federal income tax, reported as a separate component of shareholder's equity. The adjustment to deferred policy acquisition costs represents the change in amortization of deferred policy acquisition costs that would have been required as a charge or credit to operations had such unrealized amounts been realized.

                     Mortgage loans on real estate are carried at the unpaid principal balance less valuation allowances. The Company provides valuation allowances for impairments of mortgage loans on real estate based on a review by portfolio managers. Loans in foreclosure and loans considered in-substance foreclosed as of the balance sheet date are placed on non-accrual status and written down to the fair value of the existing property to
                     derive a new cost basis.   Real estate is carried at
                     cost less accumulated depreciation and valuation allowances. Other long-term investments are carried on the equity basis, adjusted for valuation allowances.

                     Realized gains and losses on the sale of investments are determined on the basis of specific security identification. Estimates for valuation allowances and other than temporary declines are included in realized gains and losses on investments.

                     In May, 1993, the FASB issued STATEMENT OF FINANCIAL ACCOUNTING STANDARDS NO. 114 - ACCOUNTING BY CREDITORS FOR IMPAIRMENT OF A LOAN (SFAS 114). SFAS 114, which was amended by STATEMENT OF FINANCIAL ACCOUNTING STANDARDS NO. 118 - ACCOUNTING BY CREDITORS FOR IMPAIRMENT OF A LOAN - INCOME RECOGNITION AND
                     DISCLOSURE in October, 1994, requires the measurement of impaired loans be based on the present value of expected future cash flows discounted at the loan's effective interest rate or, as a practical expedient, at the loan's observable market price or the fair value of the collateral if the loan is collateral dependent. The impact on the consolidated financial statements of adopting SFAS 114 as amended is not expected to be material. Previously issued consolidated financial statements shall not be restated. The Company will adopt SFAS 114 as amended in 1995.

               NATIONWIDE LIFE INSURANCE COMPANY AND SUBSIDIARIES
             (a wholly owned subsidiary of Nationwide Corporation)

             Notes to Consolidated Financial Statements, Continued



                 (c) Revenues and Benefits
                     ---------------------

                     TRADITIONAL LIFE INSURANCE PRODUCTS: Traditional life insurance products include those products with fixed and guaranteed premiums and benefits and consist primarily of whole life, limited-payment life, term life and certain annuities with life contingencies. Premiums for traditional life insurance products are recognized as revenue when due and collected. Benefits and expenses are associated with earned premiums so as to result in recognition of profits over the life of the contract. This association is accomplished by the provision for future policy benefits and the deferral and amortization of policy acquisition costs.

                     UNIVERSAL LIFE AND INVESTMENT PRODUCTS: Universal life products include universal life, variable universal life and other interest-sensitive life insurance policies. Investment products consist primarily of individual and group deferred annuities, annuities without life contingencies and guaranteed investment contracts. Revenues for universal life and investment products consist of cost of insurance, policy administration and surrender charges that have been earned and assessed against policy account balances during the period. Policy benefits and claims that are charged to expense include benefits and claims incurred in the period in excess of related policy account balances and interest credited to policy account balances.

                     ACCIDENT AND HEALTH INSURANCE: Accident and health insurance premiums are recognized as revenue over the terms of the policies. Policy claims are charged to expense in the period that the claims are incurred.

                 (d) Deferred Policy Acquisition Costs
                     ---------------------------------

                     The costs of acquiring new business, principally commissions, certain expenses of the policy issue and underwriting department and certain variable agency expenses have been deferred. For traditional life and individual health insurance products, these deferred acquisition costs are predominantly being amortized with interest over the premium paying period of the related policies in proportion to the ratio of actual annual premium revenue to the anticipated total premium revenue. Such anticipated premium revenue was estimated using the same assumptions as were used for computing liabilities for future policy benefits. For universal life and investment products, deferred policy acquisition costs are being amortized with interest over the lives of the policies in relation to the present value of estimated future gross profits from projected interest margins, cost of insurance, policy administration and surrender charges. For years in which gross profits are negative, deferred policy acquisition costs are amortized based on the present value of gross revenues. Beginning January 1, 1994, deferred policy acquisition costs are adjusted to reflect the impact of unrealized gains and losses on fixed maturity securities available-for-sale. See note 2(b).

                 (e) Separate Accounts
                     -----------------

                     Separate Account assets and liabilities represent contractholders' funds which have been segregated into accounts with specific investment objectives. The investment income and gains or losses of these accounts accrue directly to the contractholders. The activity of the Separate Accounts is not reflected in the consolidated statements of income and cash flows except for the fees the Company receives for administrative services and risks assumed.

                 (f) Future Policy Benefits
                     ----------------------

                     Future policy benefits for traditional life and individual health policies have been calculated using a net level premium method based on estimates of mortality, morbidity, investment yields and withdrawals which were used or which were being experienced at the time the policies were issued, rather than the assumptions prescribed by state regulatory authorities. See note 6.

                     Future policy benefits for annuity policies in the accumulation phase, universal life and variable universal life policies have been calculated based on participants' contributions plus interest credited less applicable contract charges.

                     Future policy benefits and claims for group long-term disability policies are the present value (primarily discounted at 5.5%) of amounts not yet due on reported claims and an estimate of amounts to be paid on incurred but unreported claims. The impact of reserve discounting is not material. Future policy benefits and claims on other group health policies are not discounted.

               NATIONWIDE LIFE INSURANCE COMPANY AND SUBSIDIARIES
             (a wholly owned subsidiary of Nationwide Corporation)

             Notes to Consolidated Financial Statements, Continued

                 (g) Participating Business
                     ----------------------
                     Participating business represents approximately 45%
                     (48% in 1993 and 1992) of the Company's ordinary life insurance in force, 72% (72% in 1993; 71% in 1992)
                     of the number of policies in force, and 41% (45% in 1993 and 1992) of life insurance premiums. The provision for policyholder dividends is based on current dividend scales. Future dividends are provided for ratably in future policy benefits based on dividend scales in effect at the time the policies were issued. Dividend scales are approved by the Board of Directors.

                     Income attributable to participating policies in excess of policyholder dividends is accounted for as belonging to the shareholder. See note 13.

                 (h) Federal Income Tax
                     ------------------
                     NLIC, FHLIC, WCLIC and NCC file a consolidated Federal income tax return with Nationwide Mutual Insurance Company
                     (NMIC), the majority shareholder of Corp. Through 1994, ELICW filed a consolidated Federal income tax return with Employers Insurance of Wausau A Mutual Company.
                     Beginning in 1995, ELICW will file a separate Federal income tax return.

                     In 1993, the Company adopted STATEMENT OF FINANCIAL ACCOUNTING STANDARDS NO. 109 - ACCOUNTING FOR INCOME TAXES, which required a change from the deferred method of accounting for income tax of APB Opinion 11 to the asset and liability method of accounting for income tax. Under the asset and liability method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards.
                     Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Under this method, the effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. Valuation allowances are established when necessary to reduce the deferred tax assets to the amounts expected to be realized.

                     Prior to 1993, the Company applied the deferred method of accounting for income tax which recognized deferred income tax for income and expense items that are reported in different years for financial reporting purposes and income tax purposes using the tax rate applicable for the year of calculation. Under the deferred method, deferred tax is not adjusted for subsequent changes in tax rates. See note 7.

                     The Company has reported the cumulative effect of the change in method of accounting for income tax in the 1993 consolidated statement of income. See note 3.

                 (i) Reinsurance Ceded
                     -----------------
                     Reinsurance premiums ceded and reinsurance recoveries on benefits and claims incurred are deducted from the respective income and expense accounts. Assets and liabilities related to reinsurance ceded are reported on a gross basis.

                 (j) Cash Equivalents
                     ----------------
                     For purposes of the consolidated statements of cash flows, the Company considers all short-term investments with original maturities of three months or less to be cash equivalents.

                 (k) Reclassification
                     ----------------
                     Certain items in the 1993 and 1992 consolidated financial statements have been reclassified to conform to the 1994 presentation.

               NATIONWIDE LIFE INSURANCE COMPANY AND SUBSIDIARIES
             (a wholly owned subsidiary of Nationwide Corporation)

             Notes to Consolidated Financial Statements, Continued

(3)     Changes in Accounting Principles
        --------------------------------

        Effective January 1, 1994, the Company changed its method of accounting for certain investments in debt and equity securities in connection with the issuance of a new accounting standard by the FASB as described in Note 2(b). As of January 1, 1994, the company classified fixed maturity securities with amortized cost and fair value of $6,593,844 and $7,024,736, respectively, as available-for-sale and recorded the securities at fair value. Previously, these securities were recorded at amortized cost. The effect as of January 1, 1994 has been recorded as a direct credit to shareholder's equity as follows:

           Excess of fair value over amortized cost of fixed maturity
              securities available-for-sale                                       $430,892
           Adjustment to deferred policy acquisition costs                         (97,177)
           Deferred Federal income tax                                            (116,800)
                                                                                  --------
                                                                                  $216,915
                                                                                  ========

        During 1993, the Company adopted accounting principles in connection with the issuance of two accounting standards by the FASB. The effect as of January 1, 1993, the date of adoption, has been recognized in the 1993 consolidated statement of income as the cumulative effect of changes in accounting principles, as follows:

           Asset/liability method of recognizing income tax (note 7)              $ 26,344
           Accrual method of recognizing postretirement benefits other
              than pensions (net of tax benefit of $11,296), (note 11)             (20,979)
                                                                                  --------
                  Net cumulative effect of changes in accounting principles       $  5,365
                                                                                  ========

(4)     Basis of Presentation
        ---------------------
        The consolidated financial statements have been prepared in accordance with GAAP. Annual Statements for NLIC and FHLIC, WCLIC, ELICW and NCC, filed with the Department ofInsurance of the State of Ohio, California Department of Insurance, Wisconsin Insurance Department and Michigan Bureau of Insurance, respectively, are prepared on the basis of accounting practices prescribed or permitted by such regulatory authorities. Prescribed statutory accounting practices include a variety of publications of the National Association of Insurance Commissioners (NAIC), as well as state laws, regulations and general administrative rules. Permitted statutory accounting practices encompass all accounting practices not so prescribed. The Company has no material permitted statutory accounting practices.

        The following reconciles the statutory net income of NLIC as reported to regulatory authorities to the net income as shown in the accompanying consolidated financial statements:

                                                                                     1994           1993            1992
                                                                                   --------        -------         -------
           Statutory net income                                                    $ 76,532        185,943          33,812
           Adjustments to restate to the basis of GAAP:
                 Consolidating statutory net income of subsidiaries                  14,350         19,545          21,519
                 Increase in deferred policy acquisition costs, net                 167,166         89,860          78,731
                 Future policy benefits                                             (76,310)       (70,640)        (63,355)
                 Deferred Federal income tax (expense) benefit                       (9,657)       (31,634)         13,660
                 Equity in earnings of affiliates                                     1,013          7,121           4,618
                 Valuation allowances and other than temporary
                   declines accounted for directly in surplus                         6,275         (6,638)          3,402
                 Interest maintenance reserve                                        (7,332)        13,754           7,588
                 Cumulative effect of changes in accounting principles,
                   net of tax                                                             -          5,365               -
                 Other, net                                                          11,689         (1,168)         (3,158)
                                                                                   --------        -------         -------
                    Net income per accompanying consolidated
                       statements of income                                        $183,726        211,508          96,817
                                                                                   ========        =======         =======

               NATIONWIDE LIFE INSURANCE COMPANY AND SUBSIDIARIES
             (a wholly owned subsidiary of Nationwide Corporation)

             Notes to Consolidated Financial Statements, Continued

        The following reconciles the statutory capital shares and surplus of NLIC as reported to regulatory authorities to the shareholder's equity as shown in the accompanying consolidated financial statements:

                                                                                      1994            1993           1992
                                                                                   ----------       --------       --------
           Statutory capital shares and surplus                                    $1,262,861        992,631        647,307
           Add (deduct) cumulative effect of adjustments:
                 Deferred policy acquisition costs                                  1,064,159        811,944        722,084
                 Nonadmitted assets and furniture and equipment charged to
                   income in the year of acquisition, net of accumulated
                   depreciation                                                        16,120         22,573         15,712
                 Asset valuation reserve                                              153,387        105,596        138,727
                 Interest maintenance reserve                                          18,843         21,069          7,315
                 Future policy benefits                                              (310,302)      (238,231)      (167,591)
                 Deferred Federal income tax, including effect of changes in
                   accounting principles in 1993                                       36,515        (31,659)       (82,724)
                 Cumulative effect of change in accounting principles for
                   postretirement benefits other than pensions, gross                       -        (32,275)             -
                 Difference between amortized cost and fair value of fixed
                  maturity securities available-for-sale, gross                      (272,959)             -              -
                 Other, net                                                           (60,145)          (480)       149,412
                                                                                   ----------     ----------     ----------
                     Shareholder's equity per accompanying consolidated
                        balance sheets                                             $1,908,479      1,651,168      1,430,242
                                                                                   ==========     ==========     ==========

(5)     Investments
        -----------

        An analysis of investment income by investment type follows for the years ended December 31:

                                                                                      1994            1993           1992
                                                                                   ----------       --------       --------
           Gross investment income:
               Securities available-for-sale:
                 Fixed maturities                                                  $  674,346              -              -
                 Equity securities                                                        550          7,230          6,949
               Fixed maturities held-to-maturity                                      193,009        800,255        754,876
               Mortgage loans on real estate                                          376,783        364,810        334,769
               Real estate                                                             40,280         39,684         27,410
               Short-term                                                               6,990          5,080          7,298
               Other                                                                   42,831         33,832         30,717
                                                                                   ----------       --------       --------
                     Total investment income                                        1,334,789      1,250,891      1,162,019
           Less investment expenses                                                    45,288         46,465         41,862
                                                                                   ----------     ----------     ----------
                     Net investment income                                         $1,289,501      1,204,426      1,120,157
                                                                                   ==========     ==========     ==========


        An analysis of the change in gross unrealized gains (losses) on securities available-for-sale and fixed maturities held-to-maturity follows for the years ended December 31:

                                                                                      1994            1993           1992
                                                                                   ----------       --------       --------
           Securities available-for-sale:
              Fixed maturities                                                    $  (703,851)             -              -
              Equity securities                                                        (1,990)      (128,837)        (9,195)
           Fixed maturities held-to-maturity                                         (421,427)       223,392         17,774
                                                                                  -----------       --------       --------
                                                                                  $(1,127,268)        94,555          8,579
                                                                                  ===========       ========       ========


               NATIONWIDE LIFE INSURANCE COMPANY AND SUBSIDIARIES
             (a wholly owned subsidiary of Nationwide Corporation)

             Notes to Consolidated Financial Statements, Continued



        An analysis of realized gains (losses) on investments by investment type follows for the years ended December 31:

                                                                                      1994            1993           1992
                                                                                   ----------       --------       --------
           Realized on disposition of investments:
             Securities available-for-sale:
                Fixed maturities                                                     $(13,720)             -              -
                Equity securities                                                       1,427        129,728          7,215
             Fixed maturities                                                               -         21,159         13,399
             Mortgage loans on real estate                                            (16,130)       (17,763)       (30,334)
             Real estate and other                                                      5,765        (12,813)       (12,997)
                                                                                   ----------       --------       --------
                                                                                      (22,658)       120,311        (22,717)
                                                                                   ----------       --------       --------


           Valuation allowances:
             Securities available-for-sale:
                Fixed maturities                                                        6,600              -              -
             Fixed maturities                                                               -           (934)         1,792
             Mortgage loans on real estate                                             (4,332)       (10,478)        (5,969)
             Real estate and other                                                      4,006          4,774          7,579
                                                                                   ----------       --------       --------
                                                                                        6,274         (6,638)         3,402
                                                                                   ----------       --------       --------
                                                                                     $(16,384)       113,673        (19,315)
                                                                                   ==========       ========       ========

        The amortized cost and estimated fair value of securities available-for-sale and fixed maturities held-to-maturity were as follows as of December 31, 1994:

                                                                                    Gross           Gross
                                                                  Amortized        unrealized     unrealized        Estimated
                                                                     cost            gains          losses         fair value
                                                                 -----------       ----------     ----------       ----------
          Securities available-for-sale
          -----------------------------
            Fixed maturities:
              US Treasury securities and obligations of US
                government corporations and agencies              $  393,156           1,794         (18,941)         376,009
              Obligations of states and political
                subdivisions                                           2,202              55             (21)           2,236
              Debt securities issued by foreign governments          177,910             872          (9,205)         169,577
              Corporate securities                                 4,201,738          50,405        (128,698)       4,123,445
              Mortgage-backed securities                           3,543,859          18,125        (187,345)       3,374,639
                                                                 -----------       ----------     ----------       ----------
                  Total fixed maturities                           8,318,865          71,251        (344,210)       8,045,906
            Equity securities                                         18,373           6,636            (296)          24,713
                                                                 -----------       ----------     ----------       ----------
                                                                  $8,337,238          77,887        (344,506)       8,070,619
                                                                 ===========       ==========     ==========       ==========

          Fixed maturity securities held-to-maturity
          ------------------------------------------
              Obligations of states and political
                subdivisions                                      $   11,613              92            (255)          11,450
              Debt securities issued by foreign governments           16,131             111             (39)          16,203
              Corporate securities                                 3,661,043          34,180        (120,566)       3,574,657
                                                                 -----------       ----------     ----------       ----------
                                                                  $3,688,787          34,383        (120,860)       3,602,310
                                                                 ===========       ==========     ==========       ==========

               NATIONWIDE LIFE INSURANCE COMPANY AND SUBSIDIARIES
             (a wholly owned subsidiary of Nationwide Corporation)

             Notes to Consolidated Financial Statements, Continued

        The amortized cost and estimated fair value of investments of fixed maturity securities were as follows as of December 31, 1993:

                                                                                    Gross           Gross
                                                                  Amortized        unrealized     unrealized        Estimated
                                                                     cost            gains          losses         fair value
                                                                 -----------       ----------     ----------       ----------
               US Treasury securities and obligations of US
                 government corporations and agencies            $   287,738          18,204          (392)           305,550
               Obligations of states and political
                 subdivisions                                         16,519           2,700            (5)            19,214
               Debt securities issued by foreign governments         137,092           7,719        (1,213)           143,598
               Corporate securities                                6,819,355         647,778       (15,648)         7,451,485
               Mortgage-backed securities                          2,860,274         121,721       (15,022)         2,966,973
                                                                 -----------       ----------     ----------       ----------
                                                                 $10,120,978         798,122       (32,280)        10,886,820
                                                                 ===========       ==========     ==========       ==========

        As of December 31, 1993 the net unrealized gain on equity securities, before providing for deferred Federal income tax, was $8,330, comprised of gross unrealized gains of $8,345 and gross unrealized losses of $15.

        The amortized cost and estimated fair value of fixed maturity securities available-for-sale and fixed maturity securities held-to-maturity as of December 31, 1994, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

                                                                      Amortized          Estimated
                                                                        cost            fair value
                                                                     ----------         -----------
           Fixed maturity securities available-for-sale
           --------------------------------------------
           Due in one year or less                                   $  294,779            294,778
           Due after one year through five years                      2,553,825          2,490,886
           Due after five years through ten years                     1,382,311          1,327,089
           Due after ten years                                          544,091            558,514
                                                                     ----------         -----------
                                                                      4,775,006          4,671,267
           Mortgage-backed securities                                 3,543,859          3,374,639
                                                                     ----------         -----------
                                                                     $8,318,865          8,045,906
                                                                     ==========         ===========

           Fixed maturity securities held-to-maturity
           ------------------------------------------
           Due in one year or less                                   $  333,517            333,000
           Due after one year through five years                      1,953,179          1,942,260
           Due after five years through ten years                     1,080,069          1,013,083
           Due after ten years                                          322,022            313,967
                                                                     ----------         -----------
                                                                     $3,688,787          3,602,310
                                                                     ==========         ===========

        Proceeds from the sale of securities available-for-sale during 1994 were $247,876, while proceeds from sales of investments in fixed maturity securities during 1993 were $33,959 ($123,422 during 1992). Gross gains of $3,406 ($2,413 in 1993 and $3,194 in 1992) and gross losses of $21,866 ($39 in 1993 and $513 in 1992) were realized on those sales.

        Investments that were non-income producing for the twelve month period preceding December 31, 1994 amounted to $11,513 ($13,158 for 1993) and consisted of $11,111 ($10,907 in 1993) in real estate and $402 ($2,251 in 1993) in other long-term investments.

        Real estate is presented at cost less accumulated depreciation of $29,275 in 1994 ($24,717 in 1993) and valuation allowances of $27,330 in 1994 ($31,357 in 1993). Other valuation allowances are $0 in 1994 ($6,680 in 1993) on fixed maturities and $47,892 in 1994 ($42,350 in
        1993) on mortgage loans on real estate.

               NATIONWIDE LIFE INSURANCE COMPANY AND SUBSIDIARIES
             (a wholly owned subsidiary of Nationwide Corporation)

             Notes to Consolidated Financial Statements, Continued

        The Company generally initiates foreclosure proceedings on all mortgage loans on real estate delinquent sixty days. Foreclosures of mortgage loans on real estate were $37,187 in 1994 ($39,281 in 1993) and mortgage loans on real estate in process of foreclosure or in-substance foreclosed as of December 31, 1994 totaled $19,878 ($24,658 as of December 31, 1993), which approximates fair value.

        Investments with an amortized cost of $11,137 and $11,383 as of December 31, 1994 and 1993, respectively, were on deposit with various regulatory agencies as required by law.

(6)     Future Policy Benefits and Claims
        ---------------------------------
        The liability for future policy benefits for traditional life and individual health policies has been established based upon the following assumptions:

           Interest rates:  Interest rates vary as follows:

                  Year of issue                                   Life                                     Health
                  -------------                                   ----                                     ------
                  1994                7.2 %, not graded - permanent contracts with loan provisions;         5.0%
                                      6.0%, not graded - all other contracts
                  1984-1993           7.4% to 10.5%, not graded                                             5.0% to 6%
                  1966-1983           6% to 8.1%, graded over 20 years to 4% to 6.6%                        3.5% to 6%
                  1965 and prior      generally lower than post 1965 issues                                 3.5% to 4%

           Withdrawals: Rates, which vary by issue age, type of coverage and policy duration, are based on Company experience.

           Mortality: Mortality and morbidity rates are based on published tables, modified for the Company's actual experience.

        The liability for future policy benefits for investment contracts (approximately 81% and 80% of the total liability for future policy benefits as of December 31, 1994 and 1993, respectively) has been established based on policy term, interest rates and various contract provisions. The average interest rate credited on investment product policies was 6.5%, 7.0% and 7.5% for the years ended December 31, 1994, 1993 and 1992, respectively.

        Future policy benefits and claims for group long-term disability policies are the present value (primarily discounted at 5.5%) of amounts not yet due on reported claims and an estimate of amounts to be paid on incurred but unreported claims. The impact of reserve discounting is not material. Future policy benefits and claims on other group health policies are not discounted.

        Activity in the liability for unpaid claims and claim adjustment expenses is summarized for the years ended December 31:

                                                                  1994           1993           1992
                                                                ---------      --------       --------
           Balance as of January 1                              $591,258        760,312        672,581
              Less reinsurance recoverables                      429,798        547,786        445,934
                                                                ---------      --------       --------
                    Net balance as of January 1                  161,460        212,526        226,647
                                                                ---------      --------       --------
           Incurred related to:
              Current year                                       273,299        309,721        360,545
              Prior years                                        (26,156)       (26,248)       (17,433)
                                                                ---------      --------       --------
                 Total incurred                                  247,143        283,473        343,112
                                                                ---------      --------       --------
           Paid related to:
              Current year                                       175,700        208,978        226,886
              Prior years                                         73,889        125,561        130,347
                                                                ---------      --------       --------
                 Total paid                                      249,589        334,539        357,233
                                                                ---------      --------       --------
           Unpaid claims of ELICW (note 14)                       40,223              -              -
                                                                ---------      --------       --------
                    Net balance as of December 31                199,237        161,460        212,526

              Plus reinsurance recoverables                      457,694        429,798        547,786
                                                                ---------      --------       --------
           Balance as of December 31                            $656,931        591,258        760,312
                                                                ========       ========       ========

               NATIONWIDE LIFE INSURANCE COMPANY AND SUBSIDIARIES
             (a wholly owned subsidiary of Nationwide Corporation)

             Notes to Consolidated Financial Statements, Continued

        As a result of changes in estimates for insured events of prior years, the provision for claims and claim adjustment expenses decreased in each of the three years ended December 31, 1994 due to lower-than-anticipated costs to settle accident and health claims.

(7)     Federal Income Tax
        ------------------

        Prior to 1984, the Life Insurance Company Income Tax Act of 1959 as amended by the Deficit Reduction Act of 1984 (DRA), permitted the deferral from taxation of a portion of statutory income under certain circumstances. In these situations, the deferred income was accumulated in the Policyholders' Surplus Account (PSA). Management considers the likelihood of distributions from the PSA to be remote; therefore, no Federal income tax has been provided for such distributions in the consolidated financial statements. The DRA eliminated any additional deferrals to the PSA. Any distributions from the PSA, however, will continue to be taxable at the then current tax rate. The balance of the PSA is approximately $35,344 as of December 31, 1994.

        The Company adopted STATEMENT OF FINANCIAL ACCOUNTING STANDARDS NO. 109 - ACCOUNTING FOR INCOME TAXES (SFAS 109), as of January 1, 1993. See note 3. The 1992 consolidated financial statements have not been restated to apply the provisions of SFAS 109.

        The significant components of deferred income tax expense for the years ended December 31 are as follows:

                                                                       1994           1993
                                                                      ------         ------
           Deferred income tax expense (exclusive of the
              effects of other components listed below)               $9,657         29,930
           Adjustments to deferred income tax assets and
              liabilities for enacted changes in tax laws
              and rates                                                    -          1,704
                                                                      ------         ------
                                                                      $9,657         31,634
                                                                      ======         ======

        For the year ended December 31, 1992, the deferred income tax benefit results from timing differences in the recognition of income and expense for income tax and financial reporting purposes.
        The primary sources of those timing differences were deferred policy acquisition costs (deferred expense of $16,457) and reserves for future policy benefits (deferred benefit of $32,045).

        Total Federal income tax expense for the years ended December 31, 1994, 1993 and 1992 differs from the amount computed by applying the U.S. Federal income tax rate to income before tax as follows:


                                                                 1994                        1993                  1992
                                                                 ----                        ----                  ----
                                                          Amount        %           Amount        %           Amount      %
                                                         -------       ----        --------      ----        -------     ----
           Computed (expected) tax expense               $95,631       35.0        $109,515      35.0        $44,390     34.0
           Tax exempt interest and dividends
              received deduction                            (194)      (0.1)         (2,322)     (0.7)        (4,172)    (3.2)
           Current year increase in U.S. Federal
              income tax rate                                  -          -           1,704       0.5              -        -
           Real estate valuation allowance
              adjustment                                       -          -               -         -         (3,463)    (2.7)
           Other, net                                     (5,933)      (2.1)         (2,139)     (0.7)        (3,013)    (2.3)
                                                         -------       ----        --------      ----        -------     ----
                 Total (effective rate of each
                   year)                                 $89,504       32.8        $106,758      34.1        $33,742     25.8
                                                         =======       ====        ========      ====        =======     ====

        Total Federal income tax paid was $87,576, $58,286 and $63,124 during the years ended December 31, 1994, 1993 and 1992, respectively.

               NATIONWIDE LIFE INSURANCE COMPANY AND SUBSIDIARIES
             (a wholly owned subsidiary of Nationwide Corporation)

             Notes to Consolidated Financial Statements, Continued

        The tax effects of temporary differences that give rise to significant components of the net deferred tax asset (liability) as of December 31, 1994 and 1993 are as follows:

                                                                              1994            1993
                                                                            --------        ---------
           Deferred tax assets:
              Future policy benefits                                        $124,044          129,995
              Fixed maturity securities available-for-sale                    95,536                -
              Liabilities in Separate Accounts                                94,783           64,722
              Mortgage loans on real estate and real estate                   25,632           24,020
              Other policyholder funds                                         7,137            7,759
              Other assets and other liabilities                              57,528           41,390
                                                                            --------        ---------
                Total gross deferred tax assets                              404,660          267,886
                                                                            --------        ---------


           Deferred tax liabilities:
              Deferred policy acquisition costs                              317,224          243,731
              Fixed maturities, equity securities and other
                 long-term investments                                         3,620           11,137
              Other                                                           47,301           44,677
                                                                            --------        ---------
                Total gross deferred tax liabilities                         368,145          299,545
                                                                            --------        ---------
                      Net deferred tax asset (liability)                    $ 36,515          (31,659)
                                                                            ========        =========

        The Company has determined that valuation  allowances are not necessary as of December 31, 1994 and 1993 and January 1, 1993 (date of adoption of SFAS 109) based on its analysis of future deductible
        amounts.   All future deductible amounts can be offset by future
        taxable amounts or recovery of Federal income tax paid within the statutory carryback period. In addition, for future deductible amounts for securities available-for-sale, affiliates of the Company which are included in the same consolidated Federal income tax return hold investments that could be sold for capital gains that could offset capital losses realized by the Company should securities available-for-sale be sold at a loss.

(8)     Disclosures about Fair Value of Financial Instruments
        -----------------------------------------------------

        STATEMENT OF FINANCIAL ACCOUNTING STANDARDS NO. 107 - DISCLOSURES ABOUT FAIR VALUE OF FINANCIAL INSTRUMENTS (SFAS 107) requires disclosure of fair value information about existing on and off-balance sheet financial instruments. In cases where quoted market prices are not available, fair value is based on estimates using present value or other valuation techniques.

        These techniques are significantly affected by the assumptions used, including the discount rate and estimates of future cash flows. Although fair value estimates are calculated using assumptions that management believes are appropriate, changes in assumptions could cause these estimates to vary materially. In that regard, the derived fair value estimates cannot be substantiated by comparison to independent markets and, in many cases, could not be realized in the immediate settlement of the instruments. SFAS 107 excludes certain assets and liabilities from its disclosure requirements. Accordingly, the aggregate fair value amounts presented do not represent the underlying value of the Company.

        Although insurance contracts, other than policies such as annuities that are classified as investment contracts, are specifically exempted from SFAS 107 disclosures, estimated fair value of policy reserves on insurance contracts are provided to make the fair value disclosures more meaningful.

        The tax ramifications of the related unrealized gains and losses can have a significant effect on fair value estimates and have not been considered in the estimates.

        The following methods and assumptions were used by the Company in estimating its fair value disclosures:

           CASH, SHORT-TERM INVESTMENTS AND POLICY LOANS: The carrying amount reported in the balance sheets for these instruments approximate their fair value.

               NATIONWIDE LIFE INSURANCE COMPANY AND SUBSIDIARIES
             (a wholly owned subsidiary of Nationwide Corporation)

             Notes to Consolidated Financial Statements, Continued



           INVESTMENT SECURITIES: Fair value for fixed maturity securities is based on quoted market prices, where available.
           For fixed maturity securities not actively traded, fair value is estimated using values obtained from independent pricing services or, in the case of private placements, is estimated by discounting expected future cash flows using a current market rate applicable to the yield, credit quality and maturity of the investments. The fair value for equity securities is based on quoted market prices.

           SEPARATE ACCOUNT ASSETS AND LIABILITIES: The fair value of assets held in Separate Accounts is based on quoted market prices.
           The fair value of liabilities related to Separate Accounts is the amount payable on demand.

           MORTGAGE LOANS ON REAL ESTATE: The fair value for mortgage loans on real estate is estimated using discounted cash flow analyses, using interest rates currently being offered for similar loans to borrowers with similar credit ratings. Loans with similar characteristics are aggregated for purposes of the calculations. Fair value for mortgages in default is valued at the estimated fair value of the underlying collateral.

           INVESTMENT CONTRACTS: Fair value for the Company's liabilities under investment type contracts is disclosed using two methods. For investment contracts without defined maturities, fair value is the amount payable on demand. For investment contracts with known or determined maturities, fair value is estimated using discounted cash flow analysis. Interest rates used are similar to currently offered contracts with maturities consistent with those remaining for the contracts being valued.

           POLICY RESERVES ON INSURANCE CONTRACTS: Included are disclosures for individual life, universal life and supplementary contracts with life contingencies for which the estimated fair value is the amount payable on demand. Also included are disclosures for the Company's limited payment policies, which the Company has used discounted cash flow analyses similar to those used for investment contracts with known maturities to estimate fair value.

           POLICYHOLDERS DIVIDEND ACCUMULATIONS AND OTHER POLICYHOLDER
           FUNDS: The carrying amount reported in the consolidated balance sheets for these instruments approximates their fair value.

        Carrying amount and estimated fair value of financial instruments subject to SFAS 107 and policy reserves on insurance contracts were as follows as of December 31:

                                                                    1994                             1993
                                                                    ----                             ----
                                                       Carrying         Estimated        Carrying         Estimated
                                                        amount         fair value         amount         fair value
                                                      -----------      -----------      -----------      -----------
        Assets
        ------
        Investments:
          Securities available-for-sale:
            Fixed maturities                          $ 8,045,906        8,045,906                -                -
            Equity securities                              24,713           24,713           16,593           16,593
          Fixed maturities held-to-maturity             3,688,787        3,602,310       10,120,978       10,886,820
          Mortgage loans on real estate                 4,222,284        4,173,284        3,871,560        4,175,271
          Policy loans                                    340,491          340,491          315,898          315,898
          Short-term investments                          131,643          131,643           41,797           41,797
        Cash                                                7,436            7,436           21,835           21,835
        Assets held in Separate Accounts               12,222,461       12,222,461        9,006,388        9,006,388

        Liabilities
        -----------
        Investment contracts                           12,189,894       11,657,556       10,332,661       10,117,288
        Policy reserves on insurance contracts          3,170,085        2,934,384        2,945,120        2,873,503
        Policyholders' dividend accumulations             338,058          338,058          322,686          322,686
        Other policyholder funds                           72,770           72,770           71,959           71,959
        Liabilities related to Separate Accounts       12,222,461       11,807,331        9,006,388        8,714,586


               NATIONWIDE LIFE INSURANCE COMPANY AND SUBSIDIARIES
             (a wholly owned subsidiary of Nationwide Corporation)

             Notes to Consolidated Financial Statements, Continued



(9)     Additional Financial Instruments Disclosures
        --------------------------------------------

        FINANCIAL INSTRUMENTS WITH OFF-BALANCE-SHEET RISK: The Company is a party to financial instruments with off-balance-sheet risk in the normal course of business through management of its investment portfolio. These financial instruments include commitments to extend credit in the form of loans. These instruments involve, to varying degrees, elements of credit risk in excess of amounts recognized on the consolidated balance sheets.

        Commitments to fund fixed rate mortgage loans on real estate are agreements to lend to a borrower, and are subject to conditions established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a deposit. Commitments extended by the Company are based on management's case-by-case credit evaluation of the borrower and the borrower's loan collateral. The underlying mortgage property represents the collateral if the commitment is funded. The Company's policy for new mortgage loans on real estate is to lend no more than 80% of collateral value. Should the commitment be funded, the Company's exposure to credit loss in the event of nonperformance by the borrower is represented by the contractual amounts of these commitments less the net realizable value of the collateral. The contractual amounts also represent the cash requirements for all unfunded commitments. Commitments on mortgage loans on real estate of $243,200 extending into 1995 were outstanding as of December 31, 1994.

        SIGNIFICANT CONCENTRATIONS OF CREDIT RISK: The Company grants mainly commercial mortgage loans on real estate to customers throughout the United States. The Company has a diversified portfolio with no more than 22% (23% in 1993) in any geographic area and no more than 2%
        (2% in 1993) with any one borrower. The summary below depicts loans by remaining principal balance as of each December 31:

                                                                                                 Apartment
                                                Office            Warehouse       Retail          & other           Total
                                               --------           ---------      ---------       ---------        ----------
             1994:
               East North Central              $109,233            103,499         540,686         191,489           944,907
               East South Central                24,298             10,803         127,845          76,897           239,843
               Mountain                           3,150             13,770         140,358          39,682           196,960
               Middle Atlantic                   61,299             53,285         140,847          30,111           285,542
               New England                       10,536             43,282         139,131               4           192,953
               Pacific                          195,393            210,930         397,911          68,768           873,002
               South Atlantic                    87,150             81,576         424,150         210,354           803,230
               West North Central               127,760             11,766          80,854           4,738           225,118
               West South Central                51,013             84,796         184,923         194,788           515,520
                                               --------           ---------      ---------       ---------        ----------
                                               $669,832            613,707       2,176,705         816,831         4,277,075
                                               ========           =========      =========       =========
                  Less valuation allowances and unamortized discount                                                  54,791
                                                                                                                  ----------
                       Total mortgage loans on real estate, net                                                   $4,222,284
                                                                                                                  ==========
             1993:
               East North Central              $109,208           108,478          470,755         158,964           847,405
               East South Central                27,562             1,460          117,341          69,991           216,354
               Mountain                           3,228             4,742          105,560          23,065           136,595
               Middle Atlantic                   56,664            52,766          132,821          15,414           257,665
               New England                       10,565            48,398          142,530               8           201,501
               Pacific                          174,409           185,116          389,428          65,497           814,450
               South Atlantic                   112,640            58,165          391,102         238,337           800,244
               West North Central               104,933            13,458           78,408           3,917           200,716
               West South Central                50,955            47,103          183,420         161,033           442,511
                                               --------           ---------        -------       ---------        ----------
                                               $650,164           519,686        2,011,365         736,226         3,917,441
                                               ========           =========      =========       =========
                  Less valuation allowances and unamortized discount                                                  45,881
                                                                                                                  ----------
                       Total mortgage loans on real estate, net                                                   $3,871,560
                                                                                                                  ==========

               NATIONWIDE LIFE INSURANCE COMPANY AND SUBSIDIARIES
             (a wholly owned subsidiary of Nationwide Corporation)

             Notes to Consolidated Financial Statements, Continued


(10)    Pension Plan
        ------------

        NLIC, FHLIC, WCLIC, NCC, and NFS participate together with other affiliated companies, in a pension plan covering all employees who have completed at least one thousand hours of service within a twelve-month period and who have met certain age requirements. Plan contributions are invested in a group annuity contract of NLIC. Benefits are based upon the highest average annual salary of any three consecutive years of the last ten years of service. The Company funds pension costs accrued for direct employees plus an allocation of pension costs accrued for employees of affiliates whose work efforts benefit the Company.

        Pension costs charged to operations by the Company during the years ended December 31, 1994, 1993 and 1992 were $10,451, $6,702 and
        $4,613, respectively.

        The Company's net accrued pension expense as of December 31, 1994 and 1993 was $1,836 and $1,472, respectively.

        The net periodic pension cost for the plan as a whole for the years ended December 31, 1994, 1993 and 1992 follows:

                                                                       1994             1993             1992
                                                                     --------         --------         --------
            Service cost (benefits earned during the period)          $64,740           47,694           44,343
            Interest cost on projected benefit obligation              73,951           70,543           68,215
            Actual return on plan assets                              (21,495)        (105,002)         (62,307)
            Net amortization and deferral                             (62,150)          20,832          (24,281)
                                                                     --------         --------         --------
               Net periodic pension cost                              $55,046           34,067           25,970
                                                                     ========         ========         ========

        Basis for measurements, net periodic pension cost:

            Weighted average discount rate                               5.75%           6.75%            7.25%
            Rate of increase in future compensation levels               4.50%           4.75%            5.25%
            Expected long-term rate of return on plan assets             7.00%           7.50%            8.00%

        Information regarding the funded status of the plan as a whole as of December 31, 1994 and 1993 follows:

                                                                                1994             1993
                                                                             ----------       ----------
                     Accumulated benefit obligation:
                        Vested                                               $  914,850          972,475
                        Nonvested                                                 7,570           10,227
                                                                             ----------       ----------
                                                                             $  922,420          982,702
                                                                             ==========       ==========
                     Projected benefit obligation for
                        services rendered to date                             1,305,547        1,292,477
                     Plan assets at fair value                                1,241,771        1,208,007
                                                                             ----------       ----------
                     Plan assets less than projected benefit
                        obligation                                              (63,776)         (84,470)
                     Unrecognized prior service cost                             46,201           49,551
                     Unrecognized net losses                                     39,408           55,936
                     Unrecognized net assets at January 1, 1987                 (21,994)         (24,146)
                                                                             ----------       ----------
                          Net accrued pension expense                        $     (161)          (3,129)
                                                                             ==========       ==========

                 Basis for measurements, funded status of plan:

                     Weighted average discount rate                               7.50%            5.75%
                     Rate of increase in future compensation levels               6.75%            4.50%

               NATIONWIDE LIFE INSURANCE COMPANY AND SUBSIDIARIES
             (a wholly owned subsidiary of Nationwide Corporation)

             Notes to Consolidated Financial Statements, Continued


(11)    Postretirement Benefits Other Than Pensions
        -------------------------------------------

        In addition to the defined benefit pension plan, NLIC, FHLIC, WCLIC, NCC and NFS participate with other affiliated companies in life and health care defined benefit plans for qualifying retirees. Postretirement life and health care benefits are contributory and available to full time employees who have attained age 55 and have accumulated 15 years of service with the Company after reaching age 40. Postretirement life insurance contributions are based on age and coverage amount of each retiree. Postretirement health care benefit contributions are adjusted annually and contain cost-sharing features such as deductibles and coinsurance. The accounting for the health care plan anticipates future cost-sharing changes to the written plan that are consistent with the Company's expressed intent to increase the retiree contribution amount annually for expected health care inflation. The Company's policy is to fund the cost of health care benefits in amounts determined at the discretion of management. The Company began funding in 1994. Plan assets are invested in group annuity contracts of NLIC.

        Effective January 1, 1993, the Company adopted the provisions of STATEMENT OF FINANCIAL ACCOUNTING STANDARDS NO. 106 - EMPLOYERS' ACCOUNTING FOR POSTRETIREMENT BENEFITS OTHER THAN PENSIONS (SFAS 106), which requires the accrual method of accounting for postretirement life and health care insurance benefits based on actuarially determined costs to be recognized over the period from the date of hire to the full eligibility date of employees who are expected to qualify for such benefits. Postretirement benefit cost for 1992, which was recorded on a cash basis, has not been restated.

        The Company elected to immediately recognize its estimated accumulated postretirement benefit obligation as of January 1, 1993. Accordingly, a noncash charge of $32,275 ($20,979 net of related income tax benefit) was recorded in the consolidated statement of income as a
        cumulative effect of a change in accounting principle.   See note 3.
        The adoption of SFAS 106, including the cumulative effect of the change in accounting principle, increased the expense for postretirement benefits by $35,277 to $36,544 in 1993. Net periodic postretirement benefit cost for 1994 was $4,627. The Company's accrued postretirement benefit obligation as of December 31, 1994 and 1993 was $36,001 and $35,277, respectively.

        Actuarial assumptions for the measurement of the December 31, 1994 accumulated postretirement benefit obligation include a discount rate of 8% and an assumed health care cost trend rate of 11%, uniformly declining to an ultimate rate of 6% over 12 years.

        Actuarial assumptions for the measurement of the December 31, 1993 accumulated postretirement benefit obligation and the 1994 net periodic postretirement benefit cost include a discount rate of 7% and an assumed health care cost trend rate of 12%, uniformly declining to an ultimate rate of 6% over 12 years.

        Actuarial assumptions used to determine the accumulated postretirement benefit obligation as of January 1, 1993 and the 1993 net periodic postretirement benefit cost include a discount rate of 8% and an assumed health care cost trend rate of 14%, uniformly declining to an ultimate rate of 6% over 12 years.

        Information regarding the funded status of the plan as a whole as of December 31, 1994 and 1993 follows:

                                                                                             1994             1993
                                                                                          ---------        ---------
           Accumulated postretirement benefit obligation:
              Retirees                                                                    $  76,677           90,312
              Fully eligible, active plan participants                                       22,013           24,833
              Other active plan participants                                                 59,089           84,103
                                                                                          ---------        ---------
                 Accumulated postretirement benefit obligation                              157,779          199,248
              Plan assets at fair value                                                      49,012                -
                                                                                          ---------        ---------
                 Plan assets less than accumulated postretirement benefit
                   obligation                                                              (108,767)        (199,248)
              Unrecognized net (gains) losses                                               (41,497)          15,128
                                                                                          ---------        ---------
                 Accrued postretirement benefit obligation                                $(150,264)        (184,120)
                                                                                          =========        =========

               NATIONWIDE LIFE INSURANCE COMPANY AND SUBSIDIARIES
             (a wholly owned subsidiary of Nationwide Corporation)

             Notes to Consolidated Financial Statements, Continued
        The amount of net periodic postretirement benefit cost for the plan as a whole for the years ended December 31, 1994 and 1993 is as follows:

                                                                                                   1994            1993
                                                                                                 -------         -------
           Net periodic postretirement benefit cost:
              Service cost - benefits attributed to employee service during the year             $ 8,586            7,090
              Interest cost on accumulated postretirement benefit obligation                      14,011           13,928
              Actual return on plan assets                                                        (1,622)               -
              Net amortization and deferral                                                        1,622                -
                                                                                                 -------           ------
                 Net periodic postretirement benefit cost                                        $22,597           21,018
                                                                                                 =======           ======

        The health care cost trend rate assumption has a significant effect on the amounts reported. A one percentage point increase in the assumed health care cost trend rate would increase the accumulated postretirement benefit obligation as of December 31, 1994 and 1993 by $8,109 and $15,621, respectively, and the net periodic postretirement benefit cost for the years ended December 31, 1994 and 1993 by $866 and $2,377, respectively.

(12)    Portfolio Transfer of Credit Life and Credit Accident and Health
        ----------------------------------------------------------------
        On March 13, 1992, WCLIC entered into an assignment and assumption agreement with American Bankers Life Assurance Company of Florida (ABLAC) under which ABLAC assumed, by portfolio transfer, substantially all of WCLIC's credit life and accident and health policies in force as of January 1, 1992. A pre-tax loss of approximately $15,000 was recognized from this transaction in 1992. The loss represents approximately $34,000 of amortization of deferred policy acquisition costs, less approximately $27,000 in ceded commissions earned, plus death benefits incurred and other expenses. Under the terms defined in the assignment and assumption agreement, WCLIC is contingently liable for adverse development of claims activity up to a defined limit. As of December 31, 1994, WCLIC has provided for a contingent liability based on the development of claims experience through December 31, 1994. As of December 31, 1993, WCLIC had provided for the maximum contingent liability in the absence of conclusive claims experience development.

(13)    Regulatory Risk-Based Capital, Retained Earnings and Dividend
        -------------------------------------------------------------
        Restrictions
        ------------

        Each insurance company's state of domicile imposes minimum risk-based capital requirements that were developed by the NAIC. The formulas for determining the amount of risk-based capital specify various weighting factors that are applied to financial balances or various levels of activity based on the perceived degree of risk. Regulatory compliance is determined by a ratio of the company's regulatory total adjusted capital, as defined by the NAIC, to its authorized control level risk-based capital, as defined by the NAIC. Companies below specific trigger points or ratios are classified within certain levels, each of which requires specified corrective action. NLIC and each of its insurance subsidiaries exceed the minimum risk-based capital requirements.

        In accordance with the requirements of the New York statutes, the Company has agreed with the Superintendent of Insurance of that state that so long as participating policies and contracts are held by residents of New York, no profits on participating policies and contracts in excess of the larger of (a) ten percent of such profits or
        (b) fifty cents per year per thousand dollars of participating life insurance in force, exclusive of group term, at the year-end shall inure to the benefit of the shareholders. Such New York statutes further provide that so long as such agreement is in effect, such excess of profits shall be exhibited as "participating policyholders' surplus" in annual statements filed with the Superintendent and shall be used only for the payment or apportionment of dividends to participating policyholders at least to the extent required by statute or for the purpose of making up any loss on participating policies.

        In the opinion of counsel for the Company, the ultimate ownership of the entire surplus, however classified, of the Company resides with the shareholder, subject to the usual requirements under state laws and regulations that certain deposits, reserves and minimum surplus be maintained for the protection of the policyholders until all policy contracts are discharged.

               NATIONWIDE LIFE INSURANCE COMPANY AND SUBSIDIARIES
             (a wholly owned subsidiary of Nationwide Corporation)

             Notes to Consolidated Financial Statements, Continued

        Based on the opinion of counsel with respect to the ownership of its surplus, the Company is of the opinion that the earnings attributable to participating policies in excess of the amounts paid as dividends to policyholders belong to the shareholder rather than the policyholders, and such earnings are so treated by the Company.

        The amount of shareholder's equity other than capital shares was $1,904,664, $1,647,353, and $1,426,427 as of December 31,
        1994, 1993 and 1992, respectively. The amount thereof not presently available for dividends to the shareholder due to the New York restrictions and to adjustments relating to GAAP was $929,934, $954,037 and $841,583 as of December 31, 1994, 1993 and 1992,
        respectively.

        Ohio law limits the payment of dividends to shareholders. The maximum dividend that may be paid by the Company without prior approval of the Director of the Department of Insurance of the State of Ohio is limited to the greater of statutory gain from operations of the preceding calendar year or 10% of statutory shareholder's surplus as of the prior December 31. Therefore, $1,707,110, of shareholder's equity, as presented in the accompanying consolidated financial statements, is restricted as to dividend payments in 1995.

        California law limits the payment of dividends to shareholders of WCLIC. The maximum dividend that may be paid by WCLIC without prior approval of the Commissioner of the State of California Department of Insurance is limited to the greater of WCLIC's statutory net income of the preceding calendar year or 10% of WCLIC's statutory shareholder's surplus as of the prior December 31. Therefore, $126,489 of WCLIC's shareholder's equity is restricted as to dividend payments in 1995.

        Wisconsin law limits the payment of dividends to shareholders of ELICW. The maximum dividend that may be paid by ELICW without prior approval of the Commissioner of the State of Wisconsin is limited to the greater of ELICW's statutory net income of the preceding calendar year or 10% of ELICW s statutory surplus as of the prior December 31, Therefore, $135,369 of ELICW's shareholder's equity is restricted as to dividend payments in 1995.

        Michigan law limits the payment of dividends to shareholders of NCC. The maximum dividend that may be paid by NCC without prior approval of the Commissioner of the State of Michigan Bureau of Insurance is limited to the greater of NCC's statutory net income, not including realized capital gains, of the preceding calendar year or 10% of NCC's statutory shareholder's surplus as of the prior December 31. Therefore, $66,564 of NCC's shareholder's equity is restricted as to dividend payments in 1995. In addition, prior approval is not required for a dividend which does not increase gross leverage to a point in excess of the United States consolidated industry average for the most recent available year.

(14)    Transactions With Affiliates
        ----------------------------
        Effective December 31, 1994, NLIC purchased all of the outstanding shares of ELICW from Wausau Service Corporation (WSC) for an amount approximating $165,000, subject to specified adjustments, if any, subsequent to year end. NLIC transferred fixed maturity securities and cash with a fair value of $155,000 to WSC on December 28, 1994, which resulted in a realized loss of $19,239 on the disposition of the securities. An accrual approximating $10,000 is reflected in the accompanying consolidated balance sheet. The purchase price approximated both the historical cost basis and fair value of net assets of ELICW. ELICW has and will continue to share home office, other facilities, equipment and common management and administrative services with WSC.

        The deferred compensation annuity line of business of the Company is primarily sold through Public Employees Benefit Services Corporation (PEBSCO). The Company paid PEBSCO commissions and administrative fees of $26,699, $22,681 and $20,146 in 1994, 1993 and
        1992, respectively.  PEBSCO is a wholly owned subsidiary of Corp.

        The Company and NEA Valuebuilder Investor Services, Inc. (NEAVIS) have contracted with the National Education Association (NEA) to provide individual annuity contracts to be marketed exclusively to members of the NEA. The Company paid NEAVIS a marketing development fee of $11,095, $9,229 and $6,426 in 1994, 1993 and 1992, respectively.
        NEAVIS is a wholly owned subsidiary of Corp.

        The Company shares home office, other facilities, equipment and common management and administrative services with affiliates.

               NATIONWIDE LIFE INSURANCE COMPANY AND SUBSIDIARIES
             (a wholly owned subsidiary of Nationwide Corporation)

             Notes to Consolidated Financial Statements, Continued



        The Company participates in intercompany repurchase agreements with affiliates whereby the seller will transfer securities to the buyer at a stated value. Upon demand or a stated period, the securities will be repurchased by the seller at the original sales price plus a price differential. Transactions under the agreements during 1994 and 1993 were not material.

        During 1993, the Company sold equity securities with a market value $194,515 to NMIC, resulting in a realized gain of $122,823. With the proceeds, the Company purchased securities with a market value of $194,139 and cash of $376 from NMIC.

        Intercompany reinsurance contracts exist between NLIC and NMIC, NLIC and WCLIC, NLIC and NCC, WCLIC and NMIC and WCLIC and
        ELICW as of December 31, 1994. These contracts are immaterial to the consolidated financial statements.

        NCC participates in several 100% quota share reinsurance agreements with NMIC. NCC serves as the licensed insurer as required for an affiliated excess and surplus lines company and cedes 100% of direct written premiums to NMIC. In 1989, NCC transferred 100% of assets and unearned premiums and loss reserves related to a discontinued block of assumed reinsurance to NMIC (95.3%) and Nationwide Mutual Fire Insurance Company (4.7%). Effective January 1, 1993, NCC entered into a 100% quota share reinsurance agreement to cede to NMIC 100% of all written premiums not subject to any other reinsurance agreements.

        As a result of these agreements, and in accordance with STATEMENT OF FINANCIAL ACCOUNTING STANDARDS NO. 113 - ACCOUNTING AND REPORTING FOR REINSURANCE OF SHORT-DURATION AND LONG-DURATION CONTRACTS, the following amounts are included in the consolidated financial statements as of December 31, 1994 and 1993 for reinsurance ceded:

                                                                    1994             1993
                                                                  --------         --------
           Reinsurance recoverable                                $575,721          533,401
           Unearned premium reserves                              (118,092)        (102,644)
           Loss and claim reserves                                (371,974)        (352,303)
           Loss and expense reserves                               (85,655)         (78,454)
                                                                  --------         --------
                                                                  $      0                0
                                                                  ========         ========

        The ceding of reinsurance does not discharge the original insurer from primary liability to its policyholder. The insurer which assumes the coverage assumes the related liability and it is the practice of insurers to treat insured risks, to the extent of reinsurance ceded, as though they were risks for which the original insurer is not liable. Management believes the financial strength of NMIC reduces to an acceptable level any risk to NCC under these intercompany reinsurance agreements.

        The Company and various affiliates entered into agreements with Nationwide Cash Management Company (NCMC) and California Cash
        Management Company (CCMC), both affiliates, under which NCMC and CCMC act as common agents in handling the purchase and sale of short-term securities for the respective accounts of the participants. Amounts on deposit with NCMC and CCMC were $92,531 and $28,683 at December 31, 1994 and 1993, respectively, and are included in short-term investments on the accompanying consolidated balance sheets.

(15)    Bank Lines of Credit
        --------------------

        As of December 31, 1994 and 1993, NLIC had $120,000 of confirmed but unused bank lines of credit which support a $100,000 commercial paper borrowing authorization. Additionally, NFS had $27,000 of confirmed but unused bank lines of credit.

               NATIONWIDE LIFE INSURANCE COMPANY AND SUBSIDIARIES
             (a wholly owned subsidiary of Nationwide Corporation)

             Notes to Consolidated Financial Statements, Continued



(16)    Contingencies
        -------------

        The  Company is a defendant in various lawsuits.   In the
        opinion of management, the effects, if any, of such lawsuits are not expected to be material to the Company's financial position or results of operations.

(17)    Major Lines of Business
        -----------------------

        The Company operates in the life and accident and health lines of business in the life insurance and property and casualty insurance industries. Life insurance operations include whole life, universal life, variable universal life, endowment and term life insurance and annuity contracts issued to individuals and groups. Accident and health operations also provide coverage to individuals and groups.

        The following table summarizes the revenues and income before Federal income tax and cumulative effect of changes in accounting principles for the years ended December 31, 1994, 1993 and 1992 and assets as of December 31, 1994, 1993 and 1992, by line of business.

                                                                                  1994              1993             1992
                                                                              -----------       ----------       ----------
            Revenues:
                 Life insurance                                               $ 1,577,809        1,479,956        1,406,417
                 Accident and health                                              345,544          339,764          475,290
                 Investment income allocated to capital and surplus               122,847          214,806           51,611
                                                                              -----------        ---------        ---------
                      Total                                                   $ 2,046,200        2,034,526        1,933,318
                                                                              ===========        =========        =========
            Income before Federal income tax and cumulative
                effect of changes in accounting principles:
                 Life insurance                                                   141,650           83,917           78,627
                 Accident and health                                               13,220           15,043              436
                 Investment income allocated to capital and surplus               118,360          213,941           51,496
                                                                              -----------        ---------        ---------
                      Total                                                   $   273,230          312,901          130,559
                                                                              ===========        =========        =========
            Assets:
                 Life insurance                                                28,351,628       22,982,186       19,180,561
                 Accident and health                                              852,026          773,007          343,535
                 Capital and surplus                                            1,908,479        1,651,168        1,430,242
                                                                              -----------        ---------        ---------
                      Total                                                   $31,112,133       25,406,361       20,954,338
                                                                              ===========        =========        =========

        Included in life insurance revenues are premiums from certain annuities with life contingencies of $20,134 ($35,341 and $54,066 for the years ended December 31, 1993 and 1992, respectively) as well as universal life and investment product policy charges of $239,021 ($188,057 and $148,464 for the years ended December 31, 1993 and 1992 respectively) for the year ended December 31, 1994.

        Allocations of investment income and certain general expenses were based on a number of assumptions and estimates, and reported operating results would change by line if different methods were applied. Investment income and realized gains allocable to policyholders in 1994 were $1,193,292 and $1,775, respectively.

(18)    Subsequent Event
        ----------------

        On January 30, 1995, FHLIC received approval from the Ohio Secretary of State to change its name to Nationwide Life and Annuity Insurance Company.

                                                                     Schedule I

               NATIONWIDE LIFE INSURANCE COMPANY AND SUBSIDIARIES
       Summary of Investments - Other Than Investments in Related Parties
                                December 31, 1994
                                 (000's omitted)

                                                                -----------   ------------  ---------------
                                                                  Column B      Column C       Column D
                                                                -----------   ------------  ---------------
                                                                                            Amount at which
                                                                                             shown in the
                                                                                             consolidated
                                                                   Cost       Market value   balance sheet
                                                                -----------   ------------  ---------------
Fixed maturities available-for-sale:
   Bonds and notes:
      U.S. Government and government agencies and authorities   $ 3,689,068     3,500,974    3,500,974
      States, municipalities and political subdivisions               2,202         2,236        2,236
      Foreign governments                                           177,910       169,577      169,577
      Public utilities                                            1,125,827     1,081,778    1,081,778
      All other corporate                                         3,323,858     3,291,341    3,291,341
                                                                -----------   ------------  -------------
          Total fixed maturities available-for-sale               8,318,865     8,045,906    8,045,906
                                                                -----------   ------------  -------------

Equity securities available-for-sale:
   Common stocks:
      Industrial, miscellaneous and all other                        17,571        23,933       23,933
      Non-redeemable preferred stock                                    802           780          780
                                                                -----------   ------------  -------------
          Total equity securities available-for-sale                 18,373        24,713       24,713
                                                                -----------   ------------  -------------

Fixed maturities held-to-maturity:
   Bonds and notes:
      States, municipalities and political subdivisions              11,613        11,450       11,613
      Foreign governments                                            16,131        16,203       16,131
      Public utilities                                              637,223       628,479      637,223
      All other corporate                                         3,023,820     2,946,178    3,023,820
                                                                -----------   ------------  -------------
          Total fixed maturities held-to-maturity                 3,688,787     3,602,310    3,688,787
                                                                -----------   ------------  -------------

Mortgage loans on real estate                                     4,270,175                  4,222,284*
Real estate:
   Investment properties                                            205,454                    164,765*
   Acquired in satisfaction of debt                                 103,829                     87,916*
Policy loans                                                        340,491                    340,491
Other long-term investments                                          78,641                     63,914#
Short-term investments                                              131,643                    131,643
                                                                -----------                --------------
          Total investments                                     $17,156,258                $16,770,419
                                                                ===========                ==============

* Difference from Column B is primarily due to accumulated depreciation and realized losses due to impairments on real estate and realized losses due to impairments on mortgage loans on real estate. See Item 7, Results of Operations and note 5 of the consolidated financial statements.

# Difference from Column B is primarily due to operating losses of investments in limited partnerships.

                                                                     Schedule V

               NATIONWIDE LIFE INSURANCE COMPANY AND SUBSIDIARIES
                       Supplementary Insurance Information
                        December 31, 1994, 1993 and 1992
                                 (000's omitted)

---------------------------    ---------------     -----------------    --------     -------------    ---------
        Column A                   Column B            Column C         Column D       Column E        Column F
---------------------------    ---------------     -----------------    --------     -------------    ---------
                                                                                      Other policy
                                                     Future policy                       claims
                               Deferred policy     benefits, losses,    Unearned      and benefits
                                 acquisition          claims and        premiums        payable       Premium
           Segment                  costs            loss expenses        (1)             (2)         revenue
---------------------------    ---------------     -----------------    --------     -------------    ---------
1994:       Life insurance      $1,051,040            15,545,970                        397,414        209,538
            Accident and
              health                13,119               775,491                         13,414        324,524
            Capital and
              surplus                 -                      -                             -              -
                               ---------------     -----------------                 -------------    ---------
               Total            $1,064,159            16,321,461                        410,828        534,062
                               ===============     =================                 =============    =========

1993:       Life insurance         797,926            13,355,868                        380,050        215,715
            Accident and
              health                14,018               736,387                         14,595        312,655
            Capital and
              surplus                 -                      -                             -              -
                               ---------------     -----------------                 -------------    ---------
               Total            $  811,944            14,092,255                        394,645        528,370
                               ===============     =================                 =============    =========


1992:       Life insurance         687,923            12,480,914                        365,340        226,888
            Accident and
              health                34,161               280,617                         42,107        430,009
            Capital and
              surplus                 -                      -                             -              -
                               ---------------     -----------------                 -------------    ---------
               Total            $  722,084            12,761,531                        407,447        656,897
                               ===============     =================                 =============    =========




----------------------    --------------   ---------------------   ------------------   ------------------   ---------
        Column A             Column G            Column H               Column I             Column J        Column K
----------------------    --------------   ---------------------   ------------------   ------------------   ---------
                          Net investment     Benefits, claims,        Amortization            Other
                              income       losses and settlement   of deferred policy   operating expenses   Premiums
         Segment                (3)              expenses           acquisition costs          (3)           written
----------------------    --------------   ---------------------   ------------------   ------------------   ---------
1994:   Life insurance      $1,129,251         1,044,881                 89,164              261,573
        Accident and
          health                21,020           234,882                  5,580               90,829          315,688
        Capital and
          surplus              139,230               -                     -                    -
                            ----------          ---------               -------              -------
               Total        $1,289,501          1,279,763                94,744              352,402
                            ==========          =========               =======              =======

1993:   Life insurance       1,076,617          1,028,171                78,511              246,542
        Accident and
          health                27,108            208,735                23,623               82,854          263,117
        Capital and
          surplus              100,701               -                     -                    -
                            ----------          ---------               -------              -------
             Total          $1,204,426          1,236,906               102,134              329,396
                            ==========          =========               =======              =======

1992:   Life insurance       1,020,420          1,001,071                74,169              202,902
        Accident and
          health                28,809            318,664                25,028              119,091          403,778
        Capital and
          surplus               70,928               -                     -                    -
                            ----------          ---------               -------              -------
               Total        $1,120,157          1,319,735                99,197              321,993
                            ==========          =========               =======              =======

(1)  Unearned premiums are included in Column C amounts.

(2) Column E agrees to the sum of the consolidated balance sheet captions, "Policyholders' dividend accumulations" and "Other policyholder funds".

(3) Allocations of net investment income and certain general expenses are based on a number of assumptions and estimates, and reported operating results would change by line if different methods were applied.

                                                                     Schedule VI
               NATIONWIDE LIFE INSURANCE COMPANY AND SUBSIDIARIES
                                   Reinsurance
                  Years ended December 31, 1994, 1993 and 1992
                                 (000's omitted)

                                                                                                                Percentage
                                                              Ceded to        Assumed from                       of amount
                                         Gross amount      other companies   other companies    Net amount    assumed to net
                                         ------------      ---------------   ---------------    ----------    --------------
1994:
Life insurance in force                  $46,262,595         5,289,259           819,799        41,793,135        2.0%
                                         ===========         =========           =======        ==========        ====
Premiums:
   Life insurance                            209,918             7,551             7,171           209,538        3.4%
   Accident and
      health insurance                       389,573            69,095             4,046           324,524        1.2%
                                         -----------         ---------           -------        ----------        ----
          Total                          $   599,491            76,646            11,217           534,062        2.1%
                                         ===========         =========           =======        ==========        ====

1993:
Life insurance in force                  $39,417,116         4,352,071           180,739        35,245,784        0.5%
                                         ===========         =========           =======        ==========        ====

Premiums:
   Life insurance                            218,764             6,161             3,112           215,715        1.4%
   Accident and
      health insurance                       398,289            88,506             2,872           312,655        0.9%
                                         -----------         ---------           -------        ----------        ----
          Total                          $   617,053            94,667             5,984           528,370        1.1%
                                         ===========         =========           =======        ==========        ====

1992:
Life insurance in force                  $35,153,024         3,404,154           222,099        31,970,969        0.7%
                                         ===========         =========           =======        ==========        ====

Premiums:
   Life insurance                            227,338             4,139             3,689           226,888        1.6%
   Accident and
      health insurance                       458,844            38,462             9,627           430,009        2.2%
                                         -----------         ---------           -------        ----------        ----
          Total                          $   686,182            42,601            13,316           656,897        2.0%
                                         ===========         =========           =======        ==========        ====

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.




                                  NATIONWIDE LIFE INSURANCE COMPANY (Registrant)




                                       By  D. Richard McFerson
                                         ---------------------------------------
                                           D. Richard McFerson, President and
                                           Chief Executive Officer -
                                           Nationwide Insurance Enterprise

Date:  March 1, 1995

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on March 1, 1995.

D. Richard McFerson                                             Peter F. Frenzer
------------------------------------------------------          -----------------------------------------------
D. Richard McFerson, President and Chief Executive              Peter F. Frenzer, President and Chief Operating
Officer - Nationwide Insurance Enterprise and Director          Officer and Director

Lewis J. Alphin                                                 Willard J. Engel
------------------------------------------------------          -----------------------------------------------
Lewis J. Alphin, Director                                       Willard J. Engel, Director

Frederick C. Finney                                             Charles L. Fuellgraf, Jr.
------------------------------------------------------          -----------------------------------------------
Frederick C. Finney, Director                                   Charles L. Fuellgraf, Jr., Director

Henry S. Holloway                                               David O. Miller
------------------------------------------------------          -----------------------------------------------
Henry S. Holloway, Director                                     David O. Miller, Director

C. Ray Noecker                                                  James F. Patterson
------------------------------------------------------          -----------------------------------------------
C. Ray Noecker, Director                                        James F. Patterson, Director

Robert H. Rickel                                                Arden L. Shisler
------------------------------------------------------          -----------------------------------------------
Robert H. Rickel, Director                                      Arden L. Shisler, Director

Robert L. Stewart                                               Nancy C. Thomas
------------------------------------------------------          -----------------------------------------------
Robert L. Stewart, Director                                     Nancy C. Thomas, Director

Harold W. Weihl                                                 Robert A. Oakley
------------------------------------------------------          -----------------------------------------------
Harold W. Weihl, Director                                       Robert A. Oakley, Senior Vice President - Chief
                                                                Financial Officer

David A. Diamond
------------------------------------------------------
David A. Diamond, Vice President - Controller