Form 10-Q
period 1995-09-30
NATIONWIDE LIFE INSURANCE CO
filed 1995-11-14
CIK 205695

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C.  20549
                             -----------------------

                                   FORM 10-Q


           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                OF THE SECURITIES EXCHANGE ACT OF 1934


For the quarterly period ended                  Commission File No. 2-28596
September 30, 1995


                      NATIONWIDE LIFE INSURANCE COMPANY
           (Exact name of registrant as specified in its charter)



                OHIO                                    31-4156830
                ----                                    ----------
  (State or other jurisdiction of          (I.R.S. Employer Identification No.)
   incorporation or organization)

ONE NATIONWIDE PLAZA, COLUMBUS, OHIO                        43215
------------------------------------                        -----
  (Address of principal executive                         (Zip Code)
              offices)

Registrant's telephone number, including area code:  (614) 249-7111


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to the filing requirements for at least the past 90 days.

                                Yes   X      No
                                    -----        -----

        All voting stock was held by affiliates of the registrant on October 31, 1995.

            COMMON STOCK - 3,814,779 shares issued and outstanding as of
                           October 31, 1995
            (Title of Class)

                       NATIONWIDE LIFE INSURANCE COMPANY

                                   FORM 10-Q


                                     INDEX




PART I.  FINANCIAL INFORMATION

         Item 1. Financial Statements....................................  3

         Item 2. Management's Discussion and Analysis of Financial
                   Condition and Results of Operations...................  8

PART II. OTHER INFORMATION............................................... 11

SIGNATURE................................................................ 12

          NATIONWIDE LIFE INSURANCE COMPANY AND SUBSIDIARIES
         (a wholly owned subsidiary of Nationwide Corporation)

                          Consolidated Balance Sheets

                                (000's omitted)


                                                                              (Unaudited)
                                                                             September 30,        December 31,
                     Assets                                                      1995                1994
                     ------                                                  -------------        -----------
Investments:
   Securities available-for-sale, at fair value:
      Fixed maturities (cost $9,501,272 in 1995; $8,318,865 in 1994)         $ 9,831,405          $ 8,045,906
      Equity securities (cost $22,036 in 1995; $18,372 in 1994)                   27,484               24,713
   Fixed maturities held-to-maturity, at amortized cost
     (fair value $3,821,662 in 1995; $3,602,310 in 1994)                       3,711,638            3,688,787
   Mortgage loans on real estate                                               4,538,773            4,222,284
   Real estate                                                                   239,925              252,681
   Policy loans                                                                  364,792              340,491
   Other long-term investments                                                    65,131               63,914
   Short-term investments                                                         73,071              131,643
                                                                             -----------          -----------
                                                                              18,852,219           16,770,419
                                                                             -----------          -----------
Cash                                                                              30,345               7,436
Accrued investment income                                                        250,352              220,540
Deferred policy acquisition costs                                              1,079,964            1,064,159
Deferred Federal income tax                                                       -                    36,515
Other assets                                                                     802,319              790,603
Assets held in Separate Accounts                                              17,201,210           12,222,461
                                                                             -----------          -----------
                                                                             $38,216,409          $31,112,133
                                                                             ===========          ===========

      Liabilities and Shareholder's Equity
      ------------------------------------
Future policy benefits and claims                                             17,751,969           16,321,461
Policyholders' dividend accumulations                                            350,015              338,058
Other policyholder funds                                                          75,151               72,770
Accrued Federal income tax:
   Current                                                                         6,955               13,126
   Deferred                                                                      127,276              -
                                                                             -----------          -----------
                                                                                 134,231               13,126
                                                                             -----------          -----------

Other liabilities                                                                288,474              235,778
Liabilities related to Separate Accounts                                      17,201,210           12,222,461
                                                                             -----------          -----------
                                                                              35,801,050           29,203,654
                                                                             -----------          -----------

Shareholder's equity:
   Capital shares, $1 par value.  Authorized 5,000 shares,
     issued and outstanding 3,815 shares                                           3,815                3,815
   Paid-in additional capital                                                    673,782              622,753
   Unrealized gains (losses) on securities available-for-sale, net of adjustment to decrease deferred policy acquisition
     costs of $66,334 ($82,525 increase in 1994) and
     net of deferred Federal income tax liability of $92,652
     ($64,425 benefit in 1994)                                                   176,595             (119,668)
   Retained earnings                                                           1,561,167            1,401,579
                                                                             -----------          -----------
                                                                               2,415,359            1,908,479
                                                                             -----------          -----------
                                                                             $38,216,409          $31,112,133
                                                                             ===========          ===========

See accompanying notes to unaudited consolidated financial statements.

               NATIONWIDE LIFE INSURANCE COMPANY AND SUBSIDIARIES
             (a wholly owned subsidiary of Nationwide Corporation)

                       Consolidated Statements of Income
                                  (Unaudited)

                                (000's omitted)


                                                 Three Months Ended           Nine Months Ended
                                                    September 30,               September 30,
                                                 ------------------          -------------------
                                                 1995          1994          1995           1994
                                                 ----          ----          ----           ----
Revenues:
   Traditional life insurance premiums         $ 62,609      $ 50,872      $  206,343    $  159,685
   Accident and health insurance premiums       127,903        80,742         387,389       243,818
   Universal life and investment product
     policy charges                              81,808        54,184         243,925       171,903
   Net investment income                        375,068       322,388       1,093,820       950,734
   Realized gains (losses) on investments        (2,815)       (2,475)          6,859        10,240
                                               --------      --------      ----------    ----------
                                                644,573       505,711       1,938,336     1,536,380
                                               --------      --------      ----------    ----------

Benefits and expenses:
   Benefits and claims                          416,739       305,845       1,250,187       943,358
   Provision for policyholders' dividends
     on participating policies                   11,054        12,027          36,485        39,110
  Amortization of deferred policy
     acquisition costs                           22,361        31,239          78,066        85,231
  Other operating costs and expenses            106,561        93,544         325,527       265,284
                                               --------      --------      ----------    ----------
                                                556,715       442,655       1,690,265     1,332,983
                                               --------      --------      ----------    ----------
     Income before Federal income tax            87,858        63,056         248,071       203,397
                                               --------      --------      ----------    ----------

Federal income tax:
   Current expense                               26,166        22,855          74,553        68,765
   Deferred expense (benefit)                       842        (2,467)          6,480        (3,511)
                                               --------      --------      ----------    ---------
                                                 27,008        20,388          81,033        65,254
                                               --------      --------      ----------      --------
          Net income                           $ 60,850      $ 42,668      $  167,038    $  138,143
                                               ========      ========      ==========      ========





See accompanying notes to unaudited consolidated financial statements.

               NATIONWIDE LIFE INSURANCE COMPANY AND SUBSIDIARIES
             (a wholly owned subsidiary of Nationwide Corporation)

                Consolidated Statements of Shareholder's Equity
                                  (Unaudited)

                 Nine Months Ended September 30, 1995 and 1994
                                (000's omitted)


                                                                                     Unrealized
                                                                                    gains (losses)
                                                                      Paid-in       on securities                       Total
                                                       Capital       additional     available-for-     Retained      shareholder's
                                                       shares         capital         sale, net        earnings         equity
                                                       -------       ----------     --------------     --------      -------------
1994:
   Balance, January 1, 1994                            $3,815         $422,753        $   6,747       $1,217,853      $1,651,168
   Capital contribution                                   -            200,000              -                -           200,000
   Net income                                             -                -                -            138,143         138,143
   Adjustment for change in accounting
     for certain investments in debt
     and equity securities, net of
     adjustment to deferred policy
     acquisition costs and deferred
     Federal income tax                                   -                -            216,915              -           216,915
   Unrealized losses on securities
     available-for-sale, net of
     adjustments to deferred policy
     acquisition costs and deferred
     Federal income  tax                                  -                -           (308,498)             -          (308,498)
                                                       ------         --------        ---------       ----------      ----------
   Balance, September 30, 1994                         $3,815         $622,753        $ (84,836)      $1,355,996      $1,897,728
                                                       ======         ========        =========       ==========      ==========

1995:
   Balance, January 1, 1995                             3,815          622,753         (119,668)       1,401,579       1,908,479
   Capital contribution (note 2)                          -             51,029           (4,111)             -            46,918
   Dividends paid to shareholder                          -                -                -             (7,450)         (7,450)
   Net income                                             -                -                -            167,038         167,038
  Unrealized gains on securities
     available-for-sale, net of
     adjustment to deferred policy
     acquisition costs and deferred
     Federal income tax                                   -                -            300,374              -           300,374
                                                       ------         --------        ---------       ----------      ----------
  Balance, September 30, 1995                          $3,815         $673,782        $ 176,595       $1,561,167      $2,415,359
                                                       ======         ========        =========       ==========      ==========



See accompanying notes to unaudited consolidated financial statements.

               NATIONWIDE LIFE INSURANCE COMPANY AND SUBSIDIARIES
             (a wholly owned subsidiary of Nationwide Corporation)

                     Consolidated Statements of Cash Flows
                                  (Unaudited)

                 Nine Months Ended September 30, 1995 and 1994
                                (000's omitted)

                                                                                             1995             1994
                                                                                             ----             ----
 Cash flows from operating activities:
   Net income                                                                            $   167,038        $   138,143
   Adjustments to reconcile net income to net cash provided by
     (used in) operating activities:
       Capitalization of deferred policy acquisition costs                                  (242,730)          (200,292)
       Amortization of deferred policy acquisition  costs                                     78,066             85,231
       Amortization and depreciation                                                          10,220             14,377
       Realized gains on invested assets, net                                                 (5,327)            (5,058)
       Deferred Federal income tax liability (benefit)                                         6,714             (3,872)
       Increase in accrued investment income                                                 (29,812)           (22,746)
       Increase in other assets                                                               (3,113)           (88,136)
       Increase (decrease) in policyholder account balances                                  138,977            (16,073)
       Increase in policyholders' dividend accumulations                                      11,957             11,806
       (Decrease) increase in accrued Federal income tax payable                              (6,171)               127
       Increase in other liabilities                                                          52,696             65,871
       Other, net                                                                            (13,218)           (16,172)
                                                                                         -----------        -----------
         Net cash provided by (used in) operating activities                                 165,297            (36,794)
                                                                                         -----------        -----------

 Cash flows from investing activities:
   Proceeds from maturity of securities available-for-sale                                   421,503            440,433
   Proceeds from sale of securities available-for-sale                                       116,685             46,816
   Proceeds from maturity of fixed maturities held-to-maturity                               471,981            445,746
   Proceeds from repayments of mortgage loans on real estate                                 137,909            158,279
   Proceeds from sale of real estate                                                          39,834             40,790
   Proceeds from repayments of policy loans and
     sale of other invested assets                                                            52,346             83,179
   Cost of securities available-for-sale acquired                                         (1,701,912)        (1,577,356)
   Cost of fixed maturities held-to-maturity acquired                                       (509,223)          (236,652)
   Cost of mortgage loans on real estate acquired                                           (480,281)          (377,694)
   Cost of real estate acquired                                                              (10,790)            (3,820)
   Policy loans issued and other invested assets acquired                                    (72,392)           (89,333)
                                                                                         -----------        -----------
       Net cash used in investing activities                                              (1,534,340)        (1,069,612)
                                                                                         -----------        -----------

 Cash flows from financing activities:
   Proceeds from capital contributions                                                        46,918            200,000
   Dividends paid to shareholder                                                              (7,450)              -
   Increase in universal life and investment product account balances                      1,903,669          1,765,659
   Decrease in universal life and investment product account balances                       (609,757)          (744,066)
                                                                                         -----------        -----------
       Net cash provided by financing activities                                           1,333,380          1,221,593
                                                                                         -----------        -----------

 Net (decrease) increase in cash and cash equivalents                                        (35,663)           115,187

 Cash and cash equivalents, beginning of period                                              139,079             63,632
                                                                                         -----------        -----------
 Cash and cash equivalents, end of period                                                $   103,416        $   178,819
                                                                                         ===========        ===========


See accompanying notes to unaudited consolidated financial statements.

              NATIONWIDE LIFE INSURANCE COMPANY AND SUBSIDIARIES
            (a wholly owned subsidiary of Nationwide Corporation)

                  Notes to Consolidated Financial Statements
                                 (Unaudited)

                     Nine Months Ended September 30, 1995
                               (000's omitted)

(1) Basis of Presentation
    ---------------------

    The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all information and footnotes required by generally accepted accounting principles for complete financial statements.
    The accompanying unaudited consolidated financial statements should be read in conjunction with the December 31, 1994 audited consolidated financial statements included in Nationwide Life Insurance Company's annual report on Form 10-K.

    The financial information included herein reflects all adjustments (all of which are normal and recurring in nature) which are, in the opinion of management, necessary for a fair presentation of financial position and results of operations.

    Operating results for all periods presented are not necessarily indicative of the results that may be expected for the full year.

(2) Capital Contribution
    --------------------

    On March 1, 1995, Nationwide Corporation (the parent company of Nationwide Life Insurance Company) contributed all of the outstanding shares of Farmland Life Insurance Company (Farmland) to Nationwide Life
    Insurance Company, which then merged Farmland into West Coast Life Insurance Company (a wholly-owned subsidiary of Nationwide Life Insurance Company) effective June 30, 1995. The contribution resulted in a direct increase to shareholder's equity of $46,918. The contribution of Farmland has been accounted for in a manner similar to a pooling of interests and accordingly, Farmland's results are included in the consolidated statements of income beginning January 1, 1995. However, prior period consolidated financial statements have not been restated due to immateriality.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations
---------------------

Consolidated net income for Nationwide Life Insurance Company and its subsidiaries (the Company) was $61 million and $167 million for the three and nine months ended September 30, 1995, respectively. This represents increases of 43% and 21% from the same periods in 1994. Individual and group annuity products accounted for the majority of the increases primarily due to increased asset fees on separate account assets.

REVENUES: The Company's total revenues increased $139 million and $402 million for the three and nine months ended September 30, 1995 which represents increases of 27% and 26%, respectively, from the 1994 amounts. Accident and health insurance premiums increased $47 million and $144 million from the comparable periods of 1994. Employers Life Insurance Company of Wausau (Employers Life) accounted for nearly all of the increases.

Universal life and investment product (primarily individual and group annuities) policy charges increased $28 million and $72 million from the comparable periods of 1994 due to the significant increase in the number and amount of investment product and universal life policies outstanding. Total universal life and investment product considerations received were $1,711 million and $4,754 million for the three and nine month periods in 1995 compared to $1,374 million and $4,151 million for the corresponding periods of 1994 and $955 million and $2,773 million for 1993. Management anticipates continued growth in universal life and investment product revenues, although the growth could likely be at a slower pace than the past three years.

A portion of the group annuity business is sold to public employees and educators by two affiliated marketing companies, which are also wholly-owned subsidiaries of Nationwide Corporation. Total considerations received through those distribution channels were $252 million and $757 million for the three and nine months ended September 30, 1995, compared to $229 million and $671 million for the comparable periods for 1994. Another portion of the group annuity business is a result of a joint venture with another affiliated marketing company to sell individual annuity products and life insurance to the customers of banks and other financial institutions. Total considerations received through this distribution channel were $135 million and $368 million for the three and nine months ended September 30, 1995, compared to $101 million and $253 million for the comparable periods for 1994.

Traditional life insurance premiums increased $12 million and $47 million in 1995 for the three and nine months ended September 30, 1995 from the comparable periods of 1994. The majority of the increases is due to Employers Life which offers both single premium policies and group life.

A significant growth in invested assets, primarily in individual and group annuity products, resulted in increases in net investment income of $53 million and $143 million for the three and nine months ended September 30, 1995 over the 1994 periods.

BENEFITS AND EXPENSES: Total benefits and expenses increased $114 million and $357 million for the three and nine month ended September
30, 1995, which represent increases of 26% and 27% from 1994. Of the total increases, $77 million and $236 million is attributable to Employers Life. The remainder of the increases is primarily in the individual and group annuity lines, consistent with the increases in revenues discussed above.

Other operating costs and expenses increased $13 million and $60 million for the three and nine months ended September 30, 1995 over 1994, with Employers Life accounting for the majority of the increases. The individual and group pension lines of business reported increases in expenses to support the growth in considerations and assets for these lines. The traditional and universal life lines reported lower operating expenses, despite increases in revenue, due to increased operating efficiencies.

EFFECTS OF ACCOUNTING STANDARDS TO BE ADOPTED:  The Financial
Accounting Standards Board has issued Statement of Financial Accounting Standards No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of, which specifies when assets should be reviewed for impairment, how to determine whether assets are impaired, and how to measure an impairment loss. The statement, which is not expected to have a material impact on the Company's consolidated financial statements, is effective for fiscal years beginning after December 15, 1995.

INVESTMENT PORTFOLIO: Net realized investment gains (losses) were ($2.9) million and $6.9 million for the three and nine months ended September 30, 1995, compared to ($2.4) million and $10.2 million for 1994. Realized losses on mortgage loans on real estate were $3.1 million and $3.7 million for the first three and nine months of 1995. Comparable amounts for 1994 were $4.0 million and $12.4 million. The losses on mortgage loans on real estate were offset by gains from the sales of fixed maturity and equity securities.

As of September 30, 1995, valuation allowances on mortgage loans on real estate were $48.1 million, or 1.1% of the mortgage loan portfolio, compared to $47.9 million, or 1.1% of the mortgage loan portfolio, at December 31, 1994.

The Company does not invest in swaps, forwards, futures, option contracts or other financial instruments with similar characteristics.

Capital Resources and Liquidity
-------------------------------

CAPITAL RESOURCES: Total shareholder's equity increased to $2,415 million at September 30, 1995 from $1,908 million at December 31, 1994. Excluding unrealized investment gains and losses, shareholder's equity increased $211 million (10%) to $2,239 million at September 30, 1995, from $2,028 million at December 31, 1994. The increases in shareholder's equity are attributable to the Company's net income and a contribution from its parent, Nationwide Corporation. On March 1, 1995, Nationwide Corporation contributed all of the outstanding shares of Farmland Life Insurance Company (Farmland) to Nationwide Life Insurance Company, which then merged Farmland into West Coast Life Insurance Company effective June 30, 1995. The contribution resulted in a direct increase to shareholder's equity of $46.9 million. During the nine months ended September 30, 1995, the Company paid dividends to Nationwide Corporation of $7.45 million. No significant capital contributions from, or dividend payments to, Nationwide Corporation are anticipated for the remainder of 1995 or 1996.

Each insurance company's state of domicile imposes minimum risk-based capital requirements that were developed by the National Association of Insurance Commissioners. Risk-based capital evaluates the adequacy of an insurer's statutory capital and surplus in relation to the risks inherent in the insurer's business related to asset quality, asset and liability matching, mortality and morbidity, and other business factors. Nationwide Life Insurance Company and all of its insurance subsidiaries exceed the minimum risk-based capital requirements.

LIQUIDITY: The Company's operations have historically provided substantial positive cash flow. The significant growth in new business and the resulting increase in investments have provided the Company with sufficient cash resources to meet all current obligations for policyholder benefits, withdrawals, surrenders and policy loans. As a member of the Nationwide Insurance Enterprise, the Company also has access to available capital infusions and to liquid and readily marketable invested assets in the event of extreme unexpected withdrawals. The Company also participates in intercompany repurchase agreements with affiliates to satisfy short-term cash needs.

To mitigate the risks that actual withdrawals may exceed anticipated amounts or that rising interest rates may cause a decline in the value of the Company's fixed maturity investments, the Company imposes market value adjustments or surrender charges on the majority of its products and offers products where the investment risk is transferred to the contract holder. Liabilities related to separate accounts, where the investment risk is transferred to the contract holder, comprise 49% of policyholder-related liabilities at September 30, 1995, compared to 42% at December 31, 1994.

Nationwide Life Insurance Company and its insurance subsidiaries are limited by law in the amount of dividends they can pay. That condition poses no liquidity concerns to the Company due to Nationwide Life Insurance Company's significant cash flow from operations and extensive holdings of liquid investments.

                          PART II - OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS

          There are no material pending legal proceedings, other than ordinary routine litigation incidental to the business, to which Nationwide Life Insurance Company and its subsidiaries are party or of which any of its property is subject.

ITEM 2.   CHANGES IN SECURITIES

          Not applicable.

ITEM 3.   DEFAULTS UPON SENIOR SECURITIES

          Not applicable.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

          On April 6, 1995, Nationwide Life Insurance Company held its annual shareholder meeting. At the annual meeting, the shareholder re-elected as Directors the five nominees of the Board of Directors by the following vote:

         Nominee                Shares For          Shares Withheld
         -------                ----------          ---------------
         Fred C. Finney         3,814,779                -0-
         Henry S. Holloway      3,814,779                -0-
         James F. Patterson     3,814,779                -0-
         Robert L. Stewart      3,814,779                -0-
         Nancy C. Thomas        3,814,779                -0-

          The term of office of the Directors, Lewis J. Alphin, Willard
          J. Engel, Peter F. Frenzer, Charles L. Fuellgraf, Jr.,
          D. Richard McFerson, David O. Miller, C. Ray Noecker, Robert H. Rickel, Arden L. Shisler and Harold W. Weihl, continued after the meeting.

ITEM 5.   OTHER INFORMATION

          Not applicable.

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

          (a)  Exhibits:

               Exhibit 27 - Financial Data Schedule

               All other exhibits referenced by Item 601 of Regulation S-K are not required under the related instructions or are inapplicable and therefore have been omitted.

          (b)   Reports on Form 8-K:

                Not applicable.

                                   SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                      NATIONWIDE LIFE INSURANCE COMPANY
                                                 (Registrant)



 Date: November 14, 1995               /s/ DAVID A. DIAMOND
                                      --------------------------
                                     David A. Diamond,
                                     Vice President - Controller