Form 10-K
period 1995-12-31
NATIONWIDE LIFE INSURANCE CO
filed 1996-03-22
CIK 205695

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                              Washington, D.C. 20549
                        --------------------------------
                                   FORM 10-K

                 ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 1995          Commission File No. 2-28596

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

                                      NONE
                                (Title of Class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to the
filing requirements for at least the past 90 days. Yes X   No
                                                   ------  ------
All voting stock was held by affiliates of the registrant on February 29, 1996.

          COMMON STOCK - 3,814,779 shares issued and outstanding as
                            of December 31, 1995
          ----------------------------------------------------------
                               (Title of Class)

                                     PART I

ITEM 1.       Business.
-------       ---------
              (a) Nationwide Life Insurance Company (the Company) was incorporated in 1929 and is an Ohio stock legal reserve life insurance company. The Company offers a variety of forms of ordinary life, universal life, variable universal life, term and endowment, group life, individual and group annuities, and individual and group accident and health coverage on a participating and a non-participating basis. On December 30, 1993, the Company became a wholly owned subsidiary of Nationwide Corporation when Nationwide Mutual Insurance Company and Nationwide Mutual Fire Insurance Company sold their shares of the Company to Nationwide Corporation for newly issued shares of Nationwide Corporation. Nationwide Corporation is owned by Nationwide Mutual Insurance Company and Nationwide Mutual Fire Insurance Company.

                    On April 7, 1988, the Company obtained ownership of the stock of Nationwide Life and Annuity Insurance Company (formerly Financial Horizons Life Insurance Company) from Nationwide Mutual Insurance Company as part of a capital contribution. Nationwide Life and Annuity Insurance Company currently offers universal life, variable universal life and individual annuity contracts on a non-participating basis. On December 31, 1993, Nationwide Corporation contributed all of the outstanding capital shares of West Coast Life Insurance Company, National Casualty Company and Nationwide Financial Services, Inc. to the Company. West Coast Life Insurance Company currently offers individual life, group life, individual annuity and group accident and health coverage on a participating and a non-participating basis. National Casualty Company underwrites individual and group accident and health insurance as well as various property and casualty coverages. Nationwide Financial Services, Inc., a non-insurance industry subsidiary, is a registered broker-dealer providing investment management and administration services. On December 31, 1994, the Company purchased all of the outstanding shares of Employers Life Insurance Company of Wausau. Employers Life Insurance Company of Wausau primarily offers group annuity contracts and, through its wholly owned subsidiary Wausau Preferred Health Insurance Company, group accident and health insurance and group life insurance coverages. On March 1, 1995, Nationwide Corporation contributed all of the outstanding shares of Farmland Life Insurance Company to the Company. Effective June 30, 1995, the Company merged the operations of Farmland Life Insurance Company into West Coast Life Insurance Company.

              (b) The Company and its subsidiaries operate in the long-term savings, life insurance and accident and health insurance lines of business in the life insurance and property and casualty insurance industries. Long-term savings operations include both qualified and non-qualified annuity contracts issued to both individuals and groups. Life insurance operations include whole life, universal life, variable universal life and endowment and term life insurance issued to individuals and groups. Accident and health operations also provide coverage to individuals and groups. Corporate primarily includes investments, and the related investment income, which are not specifically allocated to one of the three operating segments.

                    During 1995, the Company and its subsidiaries changed their reporting segments to better reflect the way the businesses are managed. Operating segment data is presented in note 16 to the consolidated financial statements and Schedule III.

              (c)(1)(i) Nationwide Life Insurance Company is licensed to do business in all 50 states as well as the District of Columbia, Puerto Rico and the Virgin Islands.

                           The Company distributes its long-term savings products through Nationwide Insurance Enterprise career agents, brokers, financial institutions, pension plan administrators and the following affiliated sales companies; Public Employees Benefit Services Corporation, Nationwide Financial Institution Distributors Agency, Inc. (formerly Financial Horizons Distributors Agency, Inc.) and NEA Valuebuilder Investor Services, Inc. Life insurance policies are sold through Nationwide Insurance Enterprise career agents, brokers and financial institutions. Accident and health insurance policies are sold through Nationwide Insurance Enterprise career agents, brokers and third party administrators.

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

              (c)(1)(v)    Not applicable.

              (c)(1)(vi)   Not applicable.

              (c)(1)(vii)  Not applicable.

              (c)(1)(viii) Not applicable.

              (c)(1)(ix)   Not applicable.

              (c)(1)(x) The Company operates in the highly competitive life insurance industry. There are approximately 2,000 stock, mutual and other types of insurers in the life insurance business in the United States, and a large number of them compete with the Company in the sale of insurance policies. In addition to competition from other life insurers, the Company faces competition from other financial services providers such as banks, mutual fund houses and brokerage firms.

                           According to A.M. Best Company's statistical study released in the December 19, 1995 edition of BestWeek (an insurance industry trade publication), Nationwide Life Insurance Company ranked 14th among all life insurance companies in the United States and Canada based on reported statutory admitted assets as of September 30, 1995.

              (c)(1)(xi)   Not applicable.

              (c)(1)(xii)  Not applicable.

              (c)(1)(xiii) As is customary in insurance company groups,
                           employees are shared with other insurance companies in the group. The Company shares approximately 835 employees with Nationwide Mutual Insurance Company and Nationwide Mutual Fire Insurance Company. The Company does have 2,831 direct salaried employees.

              (d) Substantially all of the Company's premiums, operating profits and assets are attributable to the United States of America, its territories and possessions. Approximately .004% of premiums are attributable to non-domestic geographic areas.

ITEM 2.       Properties.
-------       -----------
              The Company leases all space used in conducting its operations. The Company shares home office space and other facilities with affiliates in a building owned by Nationwide Mutual Insurance Company. The Company also leases various other branch offices. The terms of these leases are not material to the consolidated financial statements.

ITEM 3.       Legal Proceedings.
-------       ------------------
              There are no material pending legal proceedings, other than ordinary routine litigation incidental to the business, to which the Company and its subsidiaries are a party, or of which any of its property is the subject.

ITEM 4.       Submission of Matters to a Vote of Security Holders.
-------       ----------------------------------------------------
              None.

                                    PART II

ITEM 5.       Market for Registrant's Common Equity and Related Shareholder
-------       -------------------------------------------------------------
              Matters.
              --------
              (a) There is no established public trading market for the Company's capital shares.

              (b) As of December 31, 1995, none of the 3,814,779 shares issued and outstanding was held by public shareholders. Nationwide Corporation is the sole shareholder the Company.

              (c) The Company paid dividends of $7,450,000 to Nationwide Corporation during 1995. The Company made no dividend payments during 1994.

                    Reference is made to Item 7 and note 12 to the consolidated financial statements herein for information regarding dividend restrictions.

ITEM 6.       Selected Financial Data.
-------       ------------------------

                             SELECTED FINANCIAL DATA
                                 (000's omitted)

                                         1995             1994              1993              1992              1991
                                  ---------------   ---------------- ----------------- ---------------- -----------------
Total revenues                      $  2,576,107        2,046,200         2,034,526         1,933,318        1,799,042
Benefits and claims                    1,656,287        1,279,763         1,236,906         1,319,735        1,262,317
Income tax expense                       107,254           89,504           106,758            33,742           36,595
Cumulative effect of changes
   in accounting principles                -0-              -0-               5,365             -0-              -0-
Net income                               212,478          183,726           211,508            96,817           73,732
Total assets                         $40,614,111       31,112,133        25,406,361        20,954,338       17,426,046


ITEM 7.       Management's Discussion and Analysis of Financial Condition and
-------       ---------------------------------------------------------------
              Results of Operations.
              ----------------------
              Consolidated Results of Operations

              For purposes of this discussion, Nationwide Life Insurance Company and its wholly owned insurance subsidiaries, Nationwide Life and Annuity Insurance Company, West Coast Life Insurance Company, Employers Life Insurance Company of Wausau and National Casualty Company, are referred to as "the Company."

                                                                                     Years Ended December 31,
                                                                       ---------------------------------------------------
                    (000's omitted)                                          1995              1994             1993
                    --------------------------------------------------------------------- ---------------- ---------------
                    Revenues                                                $2,576,107         2,046,200        2,034,526
                    Benefits, claims and policyholder dividends              1,704,361         1,325,824        1,290,095
                    Operating costs and expenses                               552,014           447,146          431,530
                                                                       ------------------ ---------------- ---------------
                    Operating earnings                                     $   319,732           273,230          312,901
                                                                       ================== ================ ===============
                    Net income                                             $   212,478           183,726          211,508
                                                                       ================== ================ ===============

              For purposes of this discussion, operating earnings refers to income before Federal income tax expense and cumulative effect of changes in accounting principles. During 1993, the Company adopted Statements of Financial Accounting Standards (SFAS) No. 106 - Employers' Accounting for Postretirement Benefits Other Than Pensions, and SFAS No. 109 - Accounting for Income Taxes. The impact of adopting these accounting standards was a $5.4 million after-tax benefit in 1993.

              Also during 1993, the Company sold substantially all of its equity securities to Nationwide Mutual Insurance Company, the majority owner of Nationwide Life Insurance Company's parent, Nationwide Corporation. The Company realized a $123 million gain ($80 million after tax) on the transaction.

              For a discussion of Federal income tax expense, see note 7 to the consolidated financial statements.

              During 1995, the Company's reportable segments have been changed to better reflect the way the businesses are managed. Prior year segment results have been restated to reflect these changes. The following is a discussion of each segment's operating performance.

              Long-Term Savings
              -----------------

                                                                                     Years Ended December 31,
                                                                       ---------------------------------------------------
                    (000's omitted)                                          1995              1994             1993
                    --------------------------------------------       ------------------ ---------------- ---------------
                    Revenues                                              $  1,406,241         1,125,013        1,048,045
                    Benefits, claims and policyholder dividends              1,009,858           806,768          800,694
                    Operating costs and expenses                               266,908           222,715          199,385
                                                                       ------------------ ---------------- ---------------
                    Operating earnings                                   $     129,475            95,530           47,966
                                                                       ================== ================ ===============

                    Total premiums and deposits (1)                       $  6,644,791         5,280,795        3,921,919
                                                                       ================== ================ ===============

                    Assets under management (2)                            $33,325,510        25,299,930       20,221,388
                                                                       ================== ================ ===============

                       (1) Under SFAS No. 97 - Accounting and Reporting by
                           Insurance Enterprises for Certain Long-Duration Contracts and for Realized Gains and Losses from the Sales of Investments, certain deposits are not recorded as revenues.
                       (2) Excludes unrealized gains and losses under SFAS No.
                           115 - Accounting for Certain Investments in Debt and Equity Securities.

              The long-term savings segment includes both qualified and non-qualified annuity contracts issued to individuals and groups. Products are sold through Nationwide Insurance Enterprise career agents, brokers, financial institutions, pension plan administrators and three affiliated sales companies as described in note 13 to the consolidated financial statements.

              Operating earnings in 1995 increased 36% to $129 million, primarily due to a 32% increase in assets under management. Growth in assets under management is attributable to the continued growth in premiums and deposits received by the Company. In addition, the strong performance of both the stock and bond markets during 1995 had a significant impact on the growth of assets held in separate accounts, which are reported at fair value. Assets fees assessed against policyholder account balances increased 44% over 1994. During 1995, interest margins, the difference between what the Company earns on its general account investments and what policyholders are credited, remained comparable to 1994. Total operating expenses increased 20% in 1995 due to the increased volume of business.

              Operating earnings for 1994 were up 99% over 1993. The increase is primarily attributable to growth in assets under management. During 1994, asset fees and interest margins increased 42% and 18%, respectively, from 1993. Management's efforts to control expenses resulted in operating costs and expenses increasing 12% despite greater growth in assets under management and premiums and deposits.

              Outlook: Management anticipates continued growth in the long-term savings segment, although growth may be at a slower pace than the past three years. Increased competition from a variety of financial services providers could impact the segment's growth and profitability. In addition, annuities are interest sensitive and changes in interest rates could impact future sales as well as the retention and profitability of in-force contracts. Fluctuations in the bond and stock markets can also impact future sales and profitability in the long-term savings segment.

              Life Insurance
              --------------

                                                                                     Years Ended December 31,
                                                                       ---------------------------------------------------
                    (000's omitted)                                          1995              1994             1993
                    ----------------------------------------------     ------------------ ---------------- ---------------
                    Revenues                                             $     502,885           452,795          432,343
                    Benefits, claims and policyholder dividends                311,130           282,748          271,244
                    Operating costs and expenses                               128,586           123,928          124,716
                                                                       ------------------ ---------------- ---------------
                    Operating earnings                                  $       63,169            46,119           36,383
                                                                       ================== ================ ===============

                    Total premiums and deposits (1)                      $     470,926           418,437          361,494
                                                                       ================== ================ ===============

                    Life insurance in-force                                $52,355,567        47,082,394       39,597,855
                                                                       ================== ================ ===============

                       (1) Under SFAS 97, certain premiums and deposits are not
                           recorded as revenues.

              The life insurance segment includes whole life, universal life, variable universal life and endowment and term life insurance issued to individuals and groups. Life insurance is sold by Nationwide Insurance Enterprise career agents, brokers and financial institutions.

              Operating earnings in 1995 were $63 million, up 37% from 1994 due to an increase in life insurance in-force and offset by minimal increases in operating expenses. At the end of 1995, life insurance in-force was $52.4 billion, an increase of $5.3 billion from 1994. Total premiums and deposits in 1995 were $471 million, a $52 million increase over 1994. A significant portion of this increase is attributable to sales of variable universal life policies. The minimal increase in expenses (4%) during 1995 reflects the Company's commitment to increasing operating efficiencies.

              Operating earnings in 1994 were $46 million, an increase of 27% from 1993. An increase in life insurance in-force combined with a decrease in operating expenses accounted for the increase. Of the $7.4 billion increase in life insurance in-force, $3.1 billion is attributable to Employers Life Insurance Company of Wausau, which Nationwide Life Insurance Company acquired effective December 31, 1994.

              Outlook: Although life insurance is a more mature business segment than long-term savings, management anticipates growth in the life insurance segment, particularly with the variable universal life products. Increasing operating efficiencies and controlling expenses will continue to be a focus.

              Accident and Health Insurance
              -----------------------------

                                                                                     Years Ended December 31,
                                                                        ---------------------------------------------------
                      (000's omitted)                                         1995             1994             1993
                      ------------------------------------------------- ----------------- ---------------- ----------------
                      Revenues                                                 $532,383          345,545          339,764
                      Benefits, claims and policyholder dividends               383,373          236,308          218,157
                      Operating costs and expenses                              161,531           96,016          106,566
                                                                        ----------------- ---------------- ----------------
                      Operating (loss) earnings                               $ (12,521)          13,221           15,041
                                                                        ================= ================ ================

              The accident and health insurance segment sells policies to both individuals and groups. Individual policies include major medical, disability income and medicare supplement. Group policies include major medical, dental and disability income. Accident and health insurance policies are sold by Nationwide Insurance Enterprise career agents, brokers and third party administrators.

              The accident and health insurance segment reported an operating loss of $13 million in 1995 compared to operating earnings of $13 million in 1994. The loss is attributable to higher claims costs on group business and operating expenses. The 1995 results include Employers Life Insurance Company of Wausau. Employers Life Insurance Company of Wausau reported 1995 accident and health insurance revenues of $198 million, including $151 million of premiums assumed from Employers Insurance of Wausau A Mutual Company, an affiliate.

              Operating earnings for 1994 of $13 million were down from $15 million in 1993, primarily due to higher claims costs which were partially offset by a decrease in operating expenses.

              Outlook: Management does not anticipate significant growth in group accident and health insurance premiums and could potentially experience a decline. Individual accident and health insurance premiums will likely decrease due to declining sales of major medical policies. Management is evaluating the profitability of the group business and will increase premiums, when appropriate, for cases with adverse claims experience. In addition, management is evaluating the policyholder service functions at Nationwide Life Insurance Company and Employers Life Insurance Company of Wausau and will combine functions where appropriate to increase efficiencies and reduce costs.

              Corporate
              ---------

                                                                                     Years Ended December 31,
                                                                       ---------------------------------------------------
                    (000's omitted)                                          1995              1994             1993
                    -------------------------------------------------- ------------------ ---------------- ---------------
                    Revenues                                                  $134,598           122,847          214,374
                                                                       ================== ================ ===============

                    Operating earnings                                        $139,609           118,360          213,511
                                                                       ================== ================ ===============

                    Realized gains (losses) on investments
                         included in revenues above                        $       836           (16,384)         113,673
                                                                       ================== ================ ===============

              Corporate primarily includes investments, and the related investment income, which are not specifically allocated to one of the three operating segments. In addition, realized gains and losses on all general account investments are reported as a component of the Corporate segment.

              Operating earnings for 1995 were $140 million, up from $118 million in 1994. The increase is primarily due to realized losses on investments of $16 million in 1994 compared to realized gains of $1 million in 1995.

              Operating earnings in 1994 of $118 million were down from $214 million in 1993 primarily due to $114 million of realized gains on investments in 1993 compared to $16 million of realized losses in 1994.

              The realized gains in 1993 are principally related to the sale of substantially all equity securities to Nationwide Mutual Insurance Company. In 1994, the corporate segment benefited from the earnings on a $200 million capital contribution Nationwide Life Insurance Company received in February, 1994.

              General Account Investments
              ---------------------------
              Fixed Maturity Securities: The Company does not invest in lower-quality, higher-risk fixed maturity securities. Non-investment grade securities, all of which are the result of down grading since the time of purchase by the Company, were 2.4% of total fixed maturity securities as of December 31, 1995.

              Private placement fixed maturity securities provide certain advantages over public issues and are purchased when possible. As of December 31, 1995, private placement fixed maturity securities were 30% of total fixed maturity securities. While private placement securities are less liquid than public issues, they generally offer higher yields, better call provisions, greater takeover protection, enhanced protective covenants and the potential of specific collateral.

              Collateralized mortgage obligations comprise 29% of fixed maturity securities as of December 31, 1995. Of the total collateralized mortgage obligation portfolio as of December 31, 1995, 98.7% was invested in sequential pay, planned amortization and targeted amortization classes.

              Mortgage Loans on Real Estate: The Company's mortgage loans on real estate portfolio consists of first mortgages on existing income-producing properties. The Company does not make second mortgages, construction loans, participating or convertible mortgages and land development loans.

              Realized losses on mortgage loans on real estate were $7.3 million, $20.5 million, and $28.2 million for 1995, 1994 and 1993, respectively. As of December 31, 1995, mortgage loans on real estate considered impaired under SFAS No. 114 - Accounting by Creditors for Impairment of a Loan (as amended by SFAS No. 118
              - Accounting by Creditors for Impairment of a Loan - Income Recognition and Disclosure) were $45 million. Total valuation allowances on mortgage loans on real estate were $50.7 million, or 1.0% of the portfolio, as of December 31, 1995, compared to $47.9 million, or 1.1% of the portfolio, as of December 31, 1994. See note 9 to the consolidated financial statements for disclosures of concentrations of risk by geographic area and borrower.

              The Company does not invest in swaps, forwards, futures, option contracts or other financial instruments with similar characteristics.

              Capital Resources and Liquidity
              -------------------------------
              Capital Resources: Total consolidated shareholder's equity increased to $2,669 million as of December 31, 1995 from $1,908 million as of December 31, 1994 ($1,651 million as of December 31, 1993).

              During 1994, the Company adopted SFAS No. 115 - Accounting for Certain Investments in Debt and Equity Securities, which resulted in certain debt securities being recorded at fair value with unrealized gains or losses, net of certain adjustments to deferred policy acquisition costs and deferred Federal income taxes, reported as a component of consolidated shareholder's equity. As permitted by the Financial Accounting Standards Board's (FASB) Special Report - A Guide to Implementation of Statement 115 on Accounting for Certain Investments in Debt and Equity Securities, issued in November 1995, the Company transferred all of its fixed maturity securities previously classified as held-to-maturity to available-for-sale. The transfer resulted in a gross unrealized gain of $172 million. While classifying all fixed maturity securities as available-for-sale will result in greater fluctuations in total consolidated shareholder's equity, such classification does allow the Company maximum flexibility for asset and liability management. See notes 2(b), 3 and 5 to the consolidated financial statements for additional disclosures regarding SFAS No. 115.

              Excluding unrealized investment gains and losses, consolidated shareholder's equity increased $256 million (13%) to $2,284 million as of December 31, 1995, from $2,028 million as of December 31, 1994 ($1,644 million as of December 31, 1993).

              The increases in consolidated shareholder's equity are attributable to the Company's consolidated net income and capital contributions from Nationwide Corporation. On March 1, 1995, Nationwide Corporation contributed all of the outstanding shares of Farmland Life Insurance Company to the Company, which then merged Farmland Life Insurance Company into West Coast Life Insurance Company effective June 30, 1995. The contribution resulted in a direct increase to consolidated shareholder's equity of $47 million. In addition, during 1994 and 1993, the Company received capital contributions of $200 million and $111 million, respectively, from Nationwide Corporation to support the Company's growth in operations.

              The Company does not currently have a formal dividend policy. During 1995 and 1993, the Company paid dividends of $7.5 million and $17.8 million, respectively, to Nationwide Corporation. There were no dividend payments in 1994. Management of the Company has not determined if there will be any dividend payments in 1996.

              Effective December 31, 1994, the Company purchased all of the outstanding shares of Employers Life Insurance Company of Wausau from Wausau Service Corporation for $155 million. Wausau Service Corporation is a wholly-owned subsidiary of Employers Insurance of Wausau A Mutual Company, which is affiliated with Nationwide Mutual Insurance Company. Nationwide Life Insurance Company transferred fixed maturity securities and cash with a fair value of $155 million to Wausau Service Corporation, which resulted in a realized loss of $19.2 million on the disposition of the securities. The purchase price approximated both the historical cost basis and fair value of net assets of Employers Life Insurance Company of Wausau.

              With the contribution of Farmland Life Insurance Company and the purchase of Employers Life Insurance Company of Wausau, all life insurance companies of the Nationwide Insurance Enterprise are subsidiaries of Nationwide Life Insurance Company.

              Each insurance company's state of domicile imposes minimum risk-based capital requirements that were developed by the National Association of Insurance Commissioners (NAIC). Risk-based capital evaluates the adequacy of an insurer's statutory capital and surplus in relation to the risks inherent in the insurer's business related to asset quality, asset and liability matching, mortality and morbidity and other business factors. Regulatory compliance is determined based on a ratio of a company's regulatory total adjusted capital, as defined by the NAIC, to its authorized control level risk-based capital, as defined by the NAIC. Companies with a ratio below 200% (or below 250% with negative trends) are required to take corrective action steps. As of December 31, 1995, Nationwide Life Insurance Company's risk-based capital ratio was 750%. All insurance subsidiaries of Nationwide Life Insurance Company exceed the minimum risk-based capital requirements.

              Liquidity: The Company's operations have historically provided substantial positive cash flow. The significant growth in premiums and deposits and the resulting increase in investments have provided the Company with sufficient cash resources to meet all current obligations for policyholder benefits, withdrawals, surrenders, policy loans and operating expenses.

              As a member of the Nationwide Insurance Enterprise, the Company also has access to available capital infusions and borrowings from affiliates in the event of extreme unexpected withdrawals. The Company also participates in intercompany repurchase agreements with affiliates to satisfy short-term cash needs. Transactions under the agreements were not material in 1995 and 1994.

              In addition, Nationwide Life Insurance Company has $120 million of confirmed but unused bank lines of credit which support a $100 million commercial paper borrowing authorization. During 1993, the Company temporarily increased available bank lines of credit to $365 million and borrowed $125 million. In addition, $175 million of short-term securities were issued as repurchase agreements. All amounts were repaid in 1993, with interest expense totaling $1.6 million.

              The Company purchases investments with durations to match the expected durations of the liabilities they support. To the extent liabilities become due more quickly than anticipated, the Company may need to borrow funds or sell investments prior to maturity and potentially recognize a gain or loss.

              To mitigate the risks that actual withdrawals may exceed anticipated amounts or that rising interest rates may cause a decline in the value of the Company's fixed maturity investments, the Company imposes market value adjustments or surrender charges on the majority of its products and offers products where the investment risk is transferred to the contract holder. As of December 31, 1995, 9% of the Company's annuity contracts were subject to withdrawal without a surrender charge or market value adjustment. In addition, liabilities related to separate accounts, where the investment risk is transferred to the policyholder, comprise 50% of policyholder-related liabilities as of December 31, 1995, compared to 42% as of December 31, 1994.

              As described in note 12 to the consolidated financial statements, Nationwide Life Insurance Company's insurance subsidiaries are limited by law in the amount of dividends they can pay. That condition poses no liquidity concerns due to Nationwide Life Insurance Company's significant cash flow from operations and extensive holdings of liquid investments.

              Effects of accounting standards to be adopted
              ---------------------------------------------
              The FASB issued SFAS No. 121 - Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of. This statement requires impairment losses be recorded on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets' carrying amount. The statement also addresses the accounting for long-lived assets that are expected to be disposed of. The Company will adopt this statement in 1996 and the impact on the consolidated financial statements is not expected to be material.

ITEM 8.       Consolidated Financial Statements and Supplementary Data.
              ---------------------------------------------------------
              The consolidated financial statements of Nationwide Life Insurance Company and subsidiaries are submitted in a separate section of this report which is indexed in Item 14.

              Semi-annual and annual reports are sent to contract owners of the variable contracts issued through registered Separate Accounts of the Company.

ITEM 9.       Changes in and Disagreements with Accountants on Accounting and
-------       ---------------------------------------------------------------
              Financial Disclosure.
              ---------------------

              Not applicable.

                                    PART III

ITEM 10.      Directors and Executive Officers of the Registrant.
--------      ---------------------------------------------------
              (a)   Identification of Directors

                                                                 Term
                                                               Expires
                                                  Director      Annual
             Name                          Age      Since      Meeting    Business Experience
             ------------------------------------------------ ----------- ------------------------------------------------
             Lewis J. Alphin                47      1993         1997     Farm Owner and Operator (1)

             Willard J. Engel               56      1994         1997     General Manager, Lyon County Cooperative Oil
                                                                          Company (1)

             Fred C. Finney *               49      1992         1998     Farm Owner and Operator (1)

             Peter F. Frenzer               61      1991         1996     Executive Vice President - Nationwide
                                                                          Insurance Companies (1); President and Chief
                                                                          Operating Officer, Nationwide Life Insurance
                                                                          Company and Nationwide Life and Annuity
                                                                          Insurance Company (2), (4)

             Charles L. Fuellgraf, Jr. *    64      1969         1996     Chief Executive Officer, Fuellgraf Electric
                                                                          Company, Electrical Construction and
                                                                          Engineering Services (1)

             Henry S. Holloway *            63      1986         1998     Farm Owner and Operator (1)

             D. Richard McFerson            58      1988         1996     President and Chief Executive Officer,
                                                                          Nationwide Mutual Insurance Company,
                                                                          Nationwide Mutual Fire Insurance Company ,
                                                                          Nationwide General Insurance Company and
                                                                          Nationwide Property and Casualty Insurance
                                                                          Company (12/92 to present); President and
                                                                          Chief Executive Officer - Nationwide Insurance
                                                                          Enterprise, Nationwide Life Insurance Company
                                                                          and Nationwide Life and Annuity Insurance
                                                                          Company (12/93 to present) (3)

             David O. Miller *              57      1985         1997     President, Owen Potato Farm, Inc.; Partner,
                                                                          M&M Enterprises (1)

             C. Ray Noecker                 49      1994         1997     Farm Owner and Operator (1)

             James F. Patterson             53      1989         1998     President, Patterson Farms, Inc.; Vice
                                                                          President, Pattersons, Inc. (1)

                                                                 Term
                                                               Expires
                                                  Director      Annual
             Name                          Age      Since      Meeting    Business Experience
             ------------------------------------------------ ----------- ------------------------------------------------
             Robert H. Rickel *             66      1984         1996     Rancher (1), (4)

             Arden L. Shisler               54      1984         1996     President and Chief Executive Officer, K&B
                                                                          Transport, Inc. (1)

             Robert L. Stewart              59      1989         1998     Farm owner and operator; Owner, Sunnydale
                                                                          Mining (1)

             Nancy C. Thomas *              61      1986         1998     Farm Owner and Operator (1)

             Harold W. Weihl                63      1990         1996     Farm Owner and Operator (1)


                                                 Term Begins  Term
             Nominees                      Age                 Expires    Business Experience
             ------------------------------------------------ ----------- ------------------------------------------------
             Keith W. Eckel                 49      1996         1999     Partner, Fred W. Eckel Sons (1), (5)

             Joseph J. Gasper               52      1996         1997     Executive Vice President - Property/ Casualty
                                                                          Operations (5), (6)


                     * Served as a member of the Salary and Compensation Committee during 1995.

                    (1)    Principal occupation for the last five years.

                    (2)    Held this position since April, 1991.

                    (3) President and Chief Operating Officer, Nationwide Mutual, Nationwide Mutual Fire, Nationwide General, Nationwide Property and Casualty Insurance Companies (04/91 to 12/92); President and General Manager (04/88 to 04/91); Chief Executive Officer, Nationwide Life and Nationwide Life and Annuity Insurance Companies (12/92 to 12/93).

                    (4) The following directors will retire at the April 4, 1996 annual meeting: Peter F. Frenzer and Robert H. Rickel.

                    (5) Mr. Eckel and Mr. Gasper have been nominated to become directors at the 1996 annual meeting.

                    (6) Executive Vice President - Property/Casualty Operations (04/95 to present); Senior Vice President
                           - Property/Casualty Operations (09/93 to 04/95); Senior Vice President - Agency Operations (08/92 to 09/93); Vice President - Agency Operations (02/89 to 08/92), Nationwide Insurance Companies.

                                      14

              (b)   Identification of Executive Officers

                                                    Held
                                                  Position
             Name                          Age      Since     Position
             ------------------------------------------------ -----------------------------------------------------------
             Peter F. Frenzer               61      1991      President and Chief Operating Officer

             Gordon E. McCutchan            60      1994      Executive Vice President - Law and Corporate Services and
                                                              Secretary

             D. Richard McFerson            58      1993      President and Chief Executive Officer - Nationwide
                                                              Insurance Enterprise (12/93 to present); Chief Executive
                                                              Officer prior to 12/93

             Galen R. Barnes                48      1989      Senior Vice President

             James E. Brock                 48      1990      Senior Vice President - Investment Product Operations

             Richard D. Crabtree            54      1995      Executive Vice President - Property/Casualty Operations

             Thomas L. Crumrine             53      1995      Senior Vice President - Claims

             W. Sidney Druen                53      1994      Senior Vice President and General Counsel and Assistant
                                                              Secretary

             Mark E. Fiebrink               44      1993      Senior Vice President - Chief Actuary - Property and
                                                              Casualty

             Harvey S. Galloway, Jr.        61      1993      Senior Vice President and Chief Actuary - Life, Health
                                                              and Annuities

             Joseph J. Gasper               52      1995      Executive Vice President - Property/Casualty Operations

             Richard A. Karas               53      1993      Senior Vice President - Sales - Financial Services

             Robert A. Oakley               49      1995      Executive Vice President - Chief Financial Officer

             Carl J. Santillo               46      1993      Senior Vice President - Life and Health Operations

             Susan A. Wolken                45      1995      Senior Vice President - Human Resources

             Robert J. Woodward, Jr.        54      1995      Executive Vice President - Chief Investment Officer

             Mark A. Folk                   47      1993      Vice President and Treasurer

                    The above listed officers hold office until the date of the next regular annual meeting of the Board of Directors and until their respective successors are elected or appointed and qualified; however, any officer may be removed from office with or without cause by vote of two-thirds of the entire Board of Directors.

                    Peter F. Frenzer, President and Chief Operating Officer, has elected early retirement effective April 6, 1996, the date of the next regular annual meeting. Joseph J. Gasper has been selected to succeed Mr. Frenzer.

                    Each of the executive officers listed above serves in the capacities listed* for the following Nationwide Insurance Enterprise companies; Nationwide Mutual Insurance Company, Nationwide Mutual Fire Insurance Company, Nationwide General Insurance Company, Nationwide Property and Casualty Insurance Company, Nationwide Life Insurance Company and Nationwide Life and Annuity Insurance Company.

                           * Mr. Frenzer serves as President of Nationwide
                             Corporation and Nationwide Life and Annuity
                             Insurance Company and as Executive Vice President of Nationwide Mutual Insurance Company, Nationwide Mutual Fire Insurance Company, Nationwide General Insurance Company and Nationwide Property and Casualty Insurance Company.

                    Each of the executive officers listed above also serve in various capacities as executive officers in numerous other affiliated companies.

              (c)   Not applicable.

              (d)   Not applicable.

              (e) In addition to the business experience of each of the directors given in (a) above, Messrs. Frenzer, Fuellgraf, McFerson, Rickel, Weihl and Mrs. Thomas are trustees of Nationwide Investing Foundation, a registered investment company. Mr. Frenzer and Mr. McFerson are also trustees of Financial Horizons Investment Trust, Nationwide Investing Foundation II and Nationwide Separate Account Trust, registered investment companies.

                    Each of the executive officers listed in (b) above, with the exception of Mr. Fiebrink, Mr. Santillo and Mr. Folk, has been associated with the registrant for the past five years. Previous to their present assignments, the following officers served the registrant in this capacity: Mr. Barnes, Vice President; Mr. Brock, Vice President; Mr. Crabtree, Senior Vice President; Mr. Crumrine, Vice President; Mr. Druen, Vice President - Deputy General Counsel and Assistant Secretary; Mr. Fiebrink, Senior Vice President, Employers Insurance of Wausau A Mutual Company and Wausau Service Corporation;
                    Mr. Folk, Partner - KPMG Peat Marwick LLP; Mr. Frenzer, Executive Vice President; Mr. Galloway, Senior Vice President - Chief Actuary; Mr. Gasper, Senior Vice President; Mr. Karas, Vice President; Mr. McCutchan, Executive Vice President and General Counsel and Secretary; Mr. Oakley, Senior Vice President - Chief Financial Officer; Mr. Santillo, Executive Vice President, Employers Insurance of Wausau A Mutual Company and Wausau Service Corporation; Ms. Wolken, Vice President; and Mr. Woodward, Senior Vice President - Fixed Income Investments.

              (f)   Not applicable.

              (g)   Not applicable.

ITEM 11.      Executive Compensation.

              The following information is given with respect to the Chief Executive Officer and each of the four most highly compensated executive officers of the Company as of December 31, 1995.

                                                   Summary Compensation Table (1)
               --------------------------------------------------------------------------------------------------------
                                                                                                       Long-term
                                                                Annual compensation                 compensation (2)
                                                   --------------------------------------------------------------------
                        (a)                (b)          (c)            (d)             (e)                 (h)
             Name and                                                              Other annual           LTIP
             principal position            Year        Salary         Bonus        compensation          payouts
             --------------------------- --------- --------------- ------------- ----------------- --------------------
             D. R. McFerson                1995        $122,072         79,914         5,692               87,566
             Chief Executive               1994         127,568        111,671         5,575                    -
             Officer                       1993         113,991         55,852         5,422               19,102

             P. F. Frenzer                 1995         381,630        244,916        15,762              191,673
             President and Chief           1994         370,726        237,575        17,733                    -
             Operating Officer             1993         381,571        165,419        10,820               62,386

             R. J. Woodward, Jr.           1995         174,717         92,461         6,758               54,917
             Senior Vice                   1994         172,172        101,540         9,146                    -
             President                     1993         144,951         68,358         7,233                    -

             R. A. Karas                   1995         121,625         62,798         7,839               19,224
             Senior Vice                   1994         167,308         86,456         9,678                    -
             President                     1993         146,538         79,122        11,407                    -

             C. J. Santillo                1995         127,601         11,981        17,347               68,547
             Senior Vice                   1994         237,400         14,707        23,650                    -
             President                     1993         160,731              -         4,638                    -

                    (1) The listed executive officers and other executive officers of the Company not listed also serve as executive officers or otherwise serve one or more of Nationwide Mutual Insurance Company, Nationwide Mutual Fire Insurance Company, Nationwide General Insurance Company, Nationwide Property and Casualty Insurance Company, Nationwide Indemnity Company, Nationwide Corporation, Scottsdale Indemnity Company, and Nationwide Life and Annuity Insurance Company, which together with the Company make up the Nationwide Group of Insurance Companies. The amounts shown above relate only to the Company.

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

              Nationwide Life Insurance Company, together with other affiliated companies, participates in the Nationwide Insurance Enterprise Retirement Plan. This pension plan was formed, effective December 31, 1995, as the Nationwide Insurance Companies' and Affiliates' 1976 Restated Retirement Plan was merged with the Farmland Mutual Insurance Company Employees' Retirement Plan and the Wausau Insurance Companies Pension Plan. This pension plan is a defined benefit plan designed to qualify under applicable provisions of the Internal Revenue Code. Reference is made to note 10 to the consolidated financial statements herein for additional information regarding the pension plan. The following table represents annual benefits payable in the event of retirement on or after age 65.

                                                 Pension Plan Table (1)
                    ----------------------------------------------------------------------------------
                   Average of Last
                     Three Years'                           Years of Service
                                    ------------------------------------------------------------------
                     Compensation        15           20           25           30            35
                  -------------------------------------------------------------------------------------
                       $125,000          30,869       41,158       51,448       61,737       72,027
                        150,000          42,084       56,112       70,140       84,168       98,196
                        175,000          49,584       66,112       82,640       99,168      115,696
                        200,000          57,084       76,112       95,140      114,168      133,196
                        225,000          65,584       86,112      107,640      129,168      150,696
                        250,000          72,084       96,112      120,140      144,268      168,196
                        300,000          87,084      116,112      145,140      174,168      203,196
                        400,000         117,084      156,112      195,140      234,168      273,196
                        450,000         132,084      176,112      220,140      364,168      308,196
                        500,000         147,084      196,112      245,140      294,168      343,196

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

                    (2) As of December 31, 1995, the named individuals had the following respective years of service under the pension plan: D. R. McFerson, 15 years;
                           P. F. Frenzer, 22 years; R. J. Woodward, Jr., 31 years; R. A. Karas, 32 years; C. J. Santillo, 2 years.

                    (3) The amounts shown represent annual benefits upon retirement at age 65 for the years of service indicated for retirement in 1995. Amounts for retirement after 1995 will differ due to changes in social security covered compensation, as well as changes in the plan's benefit formula for service earned after December 31, 1995.

              Each director of the registrant also serves as a director on the boards of various other Nationwide Insurance Enterprise companies. Compensation for services as a director consists of a base annual rate for each director plus varying amounts for fringe benefits and reimbursement of out-of-pocket expenses. Directors who are also officers are excluded from this arrangement. The following table represents total compensation payments made to the directors, who are not also officers, from the registrant during 1995.

                           Director                               Compensation
                           -----------------------------        ------------------
                           Lewis J. Alphin                             $10,678
                           Willard J. Engel                             10,729
                           Fred C. Finney                               11,929
                           Charles L. Fuellgraf, Jr.                    11,097
                           Henry S. Holloway                            12,969
                           David O. Miller                              15,296
                           C. Ray Noecker                               11,730
                           James F. Patterson                            9,092
                           Robert H. Rickel                             13,691
                           Arden L. Shisler                             11,578
                           Robert L. Stewart                            14,224
                           Nancy C. Thomas                              10,975
                           Harold W. Weihl                              11,116


ITEM 12.      Security Ownership of Certain Beneficial Owners and Management.
--------      ---------------------------------------------------------------
              Security Ownership of Certain Beneficial Owners as of December 31, 1995.

                    Title of           Name and Address            Amount and Nature of        Percent
                     Class           of Beneficial Owner           Beneficial Ownership        of Class
                  ------------- ------------------------------- ---------------------------- -------------
                  Common           Nationwide Corporation        3,814,779   Shares of           100%
                  Stock            One Nationwide Plaza                      record and
                                   Columbus, Ohio 43216                      beneficially*

                    * Sole voting and investment power

ITEM 13.      Certain Relationships and Related Transactions.
--------      -----------------------------------------------
              In 1995, the Company and its subsidiaries paid to the law firm of Druen, Rath & Dietrich approximately $1,860,000 for legal services rendered to the Company. W. Sidney Druen, Senior Vice President and General Counsel and Assistant Secretary; Joseph P. Rath, Vice President - Associate General Counsel; and Thomas W. Dietrich, Vice President - Associate General Counsel, are all partners in that firm, and all members of the firm are employees of Nationwide Mutual Insurance Company.

              The Company leases space in a building owned by Nationwide Mutual Insurance Company. Nationwide Mutual Insurance Company acts as disbursing agent for many of the expenses incurred by the Company. Nationwide Mutual Insurance Company also provides some operational and administrative functions at cost, such as sales, advertising, personnel and general management services. For the year 1995, reimbursements by the Company for its funds disbursed by Nationwide Mutual Insurance Company and the costs of services provided approximated $305,316,000.

              For the year 1995, the Company received approximately $678,000 of expense reimbursements from Nationwide Corporation for providing administrative services.

              The Company participates in a common employee benefit program with Nationwide Mutual Insurance Company and its subsidiaries. Included in this program are accident and health insurance, disability income and life insurance benefits and a retirement plan. The retirement plan is funded in the Company's Separate Accounts and its general account, earning a guaranteed rate of return. Contributions to the retirement plan by the participating companies approximated $53,866,000 in 1995.

              The Company also participates in a life and health care defined benefit plan for qualifying retirees with Nationwide Mutual Insurance Company and its subsidiaries. The plan is funded in amounts determined at the discretion of management. Contributions to the plan by the participating companies are primarily invested in group annuity contracts of the Company and approximated $10,309,000 in 1995.

              Reference is made to note 13 to the consolidated financial statements herein for additional information regarding transactions with affiliates.

                                    PART IV
                                    -------
ITEM 14.      Exhibits, Financial Statement Schedules, and Reports on Form 8-K.
--------      -----------------------------------------------------------------
              (a) (1) Consolidated Financial Statements:

                           Independent Auditors' Report

                           Consolidated Balance Sheets, December 31, 1995 and
                            1994

                           Consolidated Statements of Income, years ended
                            December 31, 1995, 1994 and 1993

                           Consolidated Statements of Shareholder's Equity,
                            years ended December 31, 1995, 1994 and 1993

                           Consolidated Statements of Cash Flows, years ended
                            December 31, 1995, 1994 and 1993

                           Notes to Consolidated Financial Statements

                  (2) Financial Statement Schedules:

                           Schedule I     Summary of Investments - Other Than
                                           Investments in Related Parties,
                                           December 31, 1995

                           Schedule III   Supplementary Insurance Information,
                                           December 31, 1995, 1994 and 1993

                           Schedule IV    Reinsurance, years ended December 31,
                                           1995, 1994 and 1993

                           Schedule V     Valuation and Qualifying Accounts,
                                           years ended December 31, 1995, 1994
                                           and 1993

                           All other schedules to the consolidated financial statements referenced by Article 7 of Regulation S-X are not required under the related instructions or are inapplicable and therefore have been omitted.

                  (3) Exhibit Index:

                           Exhibit 3 (i)  Articles of Incorporation of
                                            Nationwide Life Insurance Company
                                            Incorporated by reference to
                                            Exhibit A to Form S-1 File
                                            Number 33-58997, filed May 2, 1995

                          Exhibit 3 (ii)  Code of Regulations of Nationwide
                                            Life Insurance Company Incorporated
                                            by reference to Exhibit B to
                                            Form S-1 File Number 33-58997,
                                            filed May 2, 1995

                           Exhibit 21     Subsidiaries of the Registrant

                           Exhibit 27     Financial Data Schedule

                           All other exhibits referenced by Item 601 of Regulation S-K are not required under the related instructions or are inapplicable and therefore have been omitted.

              (b) There have been no reports filed on Form 8-K during the year ended December 31, 1995 by the registrant.

               NATIONWIDE LIFE INSURANCE COMPANY AND SUBSIDIARIES
             (a wholly owned subsidiary of Nationwide Corporation)

                  --------------------------------------------

                       Consolidated Financial Statements

                        December 31, 1995, 1994 and 1993

                           For Inclusion in Form 10-K
                     To Securities and Exchange Commission

                          INDEPENDENT AUDITORS' REPORT
                          ----------------------------


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

Participating insurance and the related surplus are discussed in note 12. The Company and its counsel are of the opinion that the ultimate ownership of the participating surplus in excess of the contemplated equitable policyholder dividends belongs to the shareholder. The accompanying consolidated financial statements are presented on such basis.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Nationwide Life Insurance Company and subsidiaries as of December 31, 1995 and 1994, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 1995, in conformity with generally accepted accounting principles. Also in our opinion, the related financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

In 1994, the Company adopted the provisions of the Financial Accounting Standards Board's Statement of Financial Accounting Standards (SFAS) No. 115, Accounting for Certain Investments in Debt and Equity Securities.

In 1993, the Company adopted the provisions of SFAS No. 109, Accounting for Income Taxes and SFAS No. 106, Employers' Accounting for Postretirement Benefits Other Than Pensions.



                                                   KPMG Peat Marwick LLP



Columbus, Ohio
February 26, 1996

               NATIONWIDE LIFE INSURANCE COMPANY AND SUBSIDIARIES
             (a wholly owned subsidiary of Nationwide Corporation)

                          Consolidated Balance Sheets
                           December 31, 1995 and 1994

                                (000's omitted)

                                        ASSETS                                                1995               1994
                                        ------                                          -----------------   ----------------
Investments (notes 5, 8 and 9):
  Securities available-for-sale, at fair value:
     Fixed maturities (cost $13,438,630 in 1995; $8,318,865 in 1994)                       $ 14,167,377        8,045,906
     Equity securities (cost $27,362 in 1995; $18,372 in 1994)                                   33,718           24,713
   Fixed maturities held-to-maturity, at amortized cost (fair value $3,602,310 in 1994)           -            3,688,787
   Mortgage loans on real estate                                                              4,786,599        4,222,284
   Real estate                                                                                  239,089          252,681
   Policy loans                                                                                 370,908          340,491
   Other long-term investments                                                                   67,280           63,914
   Short-term investments (note 13)                                                              45,732          131,643
                                                                                            -----------      -----------
                                                                                             19,710,703       16,770,419
                                                                                            -----------      -----------

Cash                                                                                             10,485            7,436
Accrued investment income                                                                       239,881          220,540
Deferred policy acquisition costs                                                             1,094,195        1,064,159
Deferred Federal income tax                                                                        --             36,515
Other assets                                                                                    795,169          790,603
Assets held in Separate Accounts (note 8)                                                    18,763,678       12,222,461
                                                                                            -----------      -----------
                                                                                            $40,614,111       31,112,133
                                                                                            ===========      ===========

                         LIABILITIES AND SHAREHOLDER'S EQUITY
                         ------------------------------------

Future policy benefits and claims (notes 6 and 8)                                            18,200,128       16,321,461
Policyholders' dividend accumulations                                                           353,554          338,058
Other policyholder funds                                                                         71,155           72,770
Accrued Federal income tax (note 7):

   Current                                                                                       34,064           13,126
   Deferred                                                                                     238,877                -
                                                                                            -----------      -----------
                                                                                                272,941           13,126
                                                                                            -----------      -----------
Other liabilities                                                                               284,143          235,778
Liabilities related to Separate Accounts (note 8)                                            18,763,678       12,222,461
                                                                                            -----------      -----------
                                                                                             37,945,599       29,203,654
                                                                                            -----------      -----------
Shareholder's equity (notes 3, 4, 5, 7, 12 and 13):
   Capital shares, $1 par value.  Authorized 5,000 shares, issued and
     outstanding 3,815 shares                                                                    3,815             3,815
   Additional paid-in capital                                                                   673,782          622,753
   Retained earnings                                                                          1,606,607        1,401,579
   Unrealized gains (losses) on securities available-for-sale, net                              384,308         (119,668)
                                                                                            -----------      -----------
                                                                                              2,668,512        1,908,479
                                                                                            -----------      -----------
Commitments and contingencies (notes 9 and 15)

                                                                                            $40,614,111       31,112,133
                                                                                            ===========      ===========


See accompanying notes to consolidated financial statements.

               NATIONWIDE LIFE INSURANCE COMPANY AND SUBSIDIARIES
             (a wholly owned subsidiary of Nationwide Corporation)

                       Consolidated Statements of Income

                  Years ended December 31, 1995, 1994 and 1993
                                (000's omitted)

                                                                                      1995            1994            1993
                                                                                 ---------------  --------------  -------------
Revenues (note 16):

   Traditional life insurance premiums                                                 $  274,957      209,538       215,715
   Accident and health insurance premiums                                                 509,658      324,524       312,655
   Universal life and investment product policy charges                                   307,676      239,021       188,057
   Net investment income (note 5)                                                       1,482,980    1,289,501     1,204,426
   Realized gains (losses) on investments  (notes 5 and 13)                                   836      (16,384)      113,673
                                                                                       ----------   ----------    ----------
                                                                                        2,576,107    2,046,200     2,034,526
                                                                                       ----------   ----------    ----------
Benefits and expenses:

   Benefits and claims                                                                  1,656,287    1,279,763     1,236,906
   Provision for policyholders' dividends on participating policies (note 12)              48,074       46,061        53,189
   Amortization of deferred policy acquisition costs                                       93,044       94,744       102,134
   Other operating costs and expenses                                                     458,970      352,402       329,396
                                                                                       ----------   ----------    ----------
                                                                                        2,256,375    1,772,970     1,721,625
                                                                                       ----------   ----------    ----------
      Income before Federal income tax expense and cumulative effect of
        changes in accounting principles                                                 319,732      273,230       312,901
                                                                                       ----------   ----------    ----------

Federal income tax expense (note 7):

   Current                                                                                103,464       79,847        75,124
   Deferred                                                                                 3,790        9,657        31,634
                                                                                       ----------   ----------    ----------
                                                                                          107,254       89,504       106,758
                                                                                       ----------   ----------    ----------

      Income before cumulative effect of changes in accounting principles                 212,478      183,726       206,143

Cumulative effect of changes in accounting principles, net (note 3)                            --           --         5,365
                                                                                       ----------   ----------    ----------

      Net income                                                                       $  212,478      183,726       211,508
                                                                                       ==========   ==========    ==========




See accompanying notes to consolidated financial statements.

               NATIONWIDE LIFE INSURANCE COMPANY AND SUBSIDIARIES
             (a wholly owned subsidiary of Nationwide Corporation)

                Consolidated Statements of Shareholder's Equity

                  Years ended December 31, 1995, 1994 and 1993
                                (000's omitted)

                                                                                             Unrealized
                                                                                           gains (losses)
                                                             Additional                    on securities        Total
                                                 Capital      paid-in        Retained      available-for-   shareholder's
                                                  shares      capital        earnings        sale, net          equity
                                                -----------   -----------   ----------- ----------------- ---------------
1993:

   Balance, beginning of year                     $   3,815      311,753    1,024,150          90,524       1,430,242
   Capital contributions                                 --      111,000           --              --         111,000
   Dividends paid to shareholder                         --           --      (17,805)             --         (17,805)
   Net income                                            --           --      211,508              --         211,508
   Unrealized losses on equity securities, net           --           --           --         (83,777)        (83,777)
                                                 ----------   ----------    ----------     ----------      ----------
   Balance, end of year                          $    3,815      422,753    1,217,853           6,747       1,651,168
                                                 ==========   ==========    =========      ==========      ==========

1994:

   Balance, beginning of year                         3,815      422,753    1,217,853           6,747       1,651,168
   Capital contribution                                  --      200,000           --              --         200,000
   Net income                                            --           --      183,726              --         183,726
   Adjustment for change in accounting for
      certain investments in debt and equity
      securities, net (note 3)                           --           --           --         216,915         216,915
   Unrealized losses on securities available-
      for-sale, net                                      --           --           --        (343,330)       (343,330)
                                                 ----------   ----------   ----------      ----------      ----------
   Balance, end of year                          $    3,815      622,753    1,401,579        (119,668)      1,908,479
                                                 ==========   ==========   ==========      ==========      ==========

1995:

   Balance, beginning of year                         3,815      622,753    1,401,579        (119,668)      1,908,479
   Capital contribution (note 13)                        --       51,029           --          (4,111)         46,918
   Dividends paid to shareholder                         --           --       (7,450)             --          (7,450)
   Net income                                            --           --      212,478              --         212,478
   Unrealized gains on securities available-
       for-sale, net                                     --           --           --         508,087         508,087
                                                 ----------   ----------   ----------      ----------      ----------
   Balance, end of year                          $    3,815      673,782    1,606,607         384,308       2,668,512
                                                 ==========   ==========   ==========      ==========      ==========



See accompanying notes to consolidated financial statements.

               NATIONWIDE LIFE INSURANCE COMPANY AND SUBSIDIARIES
             (a wholly owned subsidiary of Nationwide Corporation)

                     Consolidated Statements of Cash Flows

                  Years ended December 31, 1995, 1994 and 1993
                                (000's omitted)

                                                                                     1995            1994            1993
                                                                               --------------    ------------     -----------
  Cash flows from operating activities:

   Net income                                                                    $   212,478        183,726        211,508
   Adjustments to reconcile net income to net cash provided by operating activities:

         Capitalization of deferred policy acquisition costs                        (349,456)      (264,434)      (191,994)
         Amortization of deferred policy acquisition costs                            93,044         94,744        102,134
         Amortization and depreciation                                                10,319          6,207         11,156
         Realized losses (gains) on invested assets, net                                 717         15,949       (113,648)
         Deferred Federal income tax expense (benefit)                                 4,023         (2,166)        (6,006)
         Increase in accrued investment income                                       (19,341)       (29,654)        (4,218)
         Increase in other assets                                                     (3,227)      (112,566)      (549,277)
         Increase in policy liabilities                                              198,200      1,038,641        509,370
         Increase in policyholders' dividend accumulations                            15,496         15,372         17,316
         Increase in accrued Federal income tax payable                               20,938            832         16,838
         Increase in other liabilities                                                48,365         17,826         26,958
         Other, net                                                                  (20,556)       (19,303)       (11,745)
                                                                                 -----------    -----------    ------------
            Net cash provided by operating activities                                211,000        945,174         18,392
                                                                                 -----------    -----------    -----------

Cash flows from investing activities:

   Proceeds from maturity of securities available-for-sale                           706,442        579,067             --
   Proceeds from sale of securities available-for-sale                               131,420        247,876         247,502
   Proceeds from maturity of fixed maturities held-to-maturity                       633,173        516,003       1,192,093
   Proceeds from sale of fixed maturities                                                 --             --          33,959
   Proceeds from repayments of mortgage loans on real estate                         215,134        220,744         146,047
   Proceeds from sale of real estate                                                  48,477         46,713          23,587
   Proceeds from repayments of policy loans and sale of other invested assets         79,620        134,998          59,643
   Cost of securities available-for-sale acquired                                 (2,232,047)    (2,569,672)        (12,550)
   Cost of fixed maturities held-to-maturity acquired                               (669,449)      (675,835)     (2,016,831)
   Cost of mortgage loans on real estate acquired                                   (821,078)      (627,025)       (475,336)
   Cost of real estate acquired                                                      (10,970)       (15,962)         (8,827)
   Policy loans issued and other invested assets acquired                            (92,904)      (118,012)        (76,491)
                                                                                 -----------    -----------    ------------
            Net cash used in investing activities                                 (2,012,182)    (2,261,105)      (887,204)
                                                                                 -----------    -----------    -----------

Cash flows from financing activities:

   Proceeds from capital contributions                                                46,918        200,000        111,000
   Dividends paid to shareholder                                                      (7,450)            --        (17,805)
   Increase in universal life and investment product account balances              3,202,135      3,640,958      2,249,740
   Decrease in universal life and investment product account balances             (1,523,283)    (2,449,580)    (1,458,504)
                                                                                 -----------    -----------    -----------
            Net cash provided by financing activities                              1,718,320      1,391,378        884,431
                                                                                 -----------    -----------    -----------

Net (decrease) increase in cash and cash equivalents                                 (82,862)        75,447         15,619

Cash and cash equivalents, beginning of year                                         139,079         63,632         48,013
                                                                                 -----------    -----------    -----------
Cash and cash equivalents, end of year                                           $    56,217        139,079         63,632
                                                                                 ===========    ===========    ===========


See accompanying notes to consolidated financial statements.

              NATIONWIDE LIFE INSURANCE COMPANY AND SUBSIDIARIES
            (a wholly owned subsidiary of Nationwide Corporation)

                 Notes to Consolidated Financial Statements

                       December 31, 1995, 1994 and 1993

                               (000's omitted)


(1)   ORGANIZATION AND DESCRIPTION OF BUSINESS

      Nationwide Life Insurance Company (NLIC) is a wholly owned subsidiary of Nationwide Corporation (Corp.). Wholly-owned subsidiaries of NLIC include Nationwide Life and Annuity Insurance Company (NLAIC) (formerly known as Financial Horizons Life Insurance Company), West Coast Life Insurance Company (WCLIC), Employers Life Insurance Company of Wausau and subsidiaries (ELICW), National Casualty Company (NCC) and Nationwide Financial Services, Inc. (NFS). NLIC and its subsidiaries are collectively referred to as "the Company."

      NLIC, NLAIC, WCLIC and ELICW are life and accident and health insurers and NCC is a property and casualty insurer. The Company is licensed in all 50 states, the District of Columbia, the Virgin Islands and Puerto Rico. The Company offers a full range of life insurance, health insurance and annuity products through exclusive agents, brokers and other distribution channels and is subject to competition from other insurers throughout the United States. The Company is subject to regulation by the Insurance Departments of states in which it is licensed, and undergoes periodic examinations by those departments.

      The following is a description of the most significant risks facing life and health insurers and how the Company mitigates those risks:

         LEGAL/REGULATORY RISK is the risk that changes in the legal or regulatory environment in which an insurer operates will create additional expenses not anticipated by the insurer in pricing its products. That is, regulatory initiatives designed to reduce insurer profits, new legal theories or insurance company insolvencies through guaranty fund assessments may create costs for the insurer beyond those currently recorded in the consolidated financial statements. The Company mitigates this risk by offering a wide range of products and by operating throughout the United States, thus reducing its exposure to any single product or jurisdiction, and also by employing underwriting practices which identify and minimize the adverse impact of this risk.

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

              NATIONWIDE LIFE INSURANCE COMPANY AND SUBSIDIARIES
            (a wholly owned subsidiary of Nationwide Corporation)

            Notes to Consolidated Financial Statements, Continued

In preparing the consolidated financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosures of contingent assets and liabilities as of the date of the consolidated financial statements and the reported amounts of revenues and expenses for the reporting period. Actual results could differ significantly from those estimates.

The most significant estimates include those used in determining deferred policy acquisition costs, valuation allowances for mortgage loans on real estate and real estate investments and the liability for future policy benefits and claims. Although some variability is inherent in these estimates, management believes the amounts provided are adequate.

(a) CONSOLIDATION POLICY

    The December 31, 1995 consolidated financial statements include the accounts of NLIC and its wholly owned subsidiaries NLAIC, WCLIC, ELICW, NCC and NFS. The December 31, 1994 and 1993 consolidated financial statements include the accounts of NLIC, NLAIC, WCLIC, NCC and NFS. The December 31, 1994 consolidated balance sheet also includes the accounts of ELICW, which was acquired by NLIC effective December 31, 1994. See Note 13. All significant intercompany balances and transactions have been eliminated.

(b) VALUATION OF INVESTMENTS AND RELATED GAINS AND LOSSES

    The Company is required to classify its fixed maturity securities and equity securities as either held-to-maturity, available-for-sale or trading. Fixed maturity securities are classified as held-to-maturity when the Company has the positive intent and ability to hold the securities to maturity and are stated at amortized cost. Fixed maturity securities not classified as held-to-maturity and all equity securities are classified as available-for-sale and are stated at fair value, with the unrealized gains and losses, net of adjustments to deferred policy acquisition costs and deferred Federal income tax, reported as a separate component of shareholder's equity. The adjustment to deferred policy acquisition costs represents the change in amortization of deferred policy acquisition costs that would have been required as a charge or credit to operations had such unrealized amounts been realized. The Company has no fixed maturity securities classified as held-to-maturity or trading as of December 31, 1995.

    Mortgage loans on real estate are carried at the unpaid principal balance less valuation allowances. The Company provides valuation allowances for impairments of mortgage loans on real estate based on a review by portfolio managers. The measurement of impaired loans is based on the present value of expected future cash flows discounted at the loan's effective interest rate or, as a practical expedient, at the fair value of the collateral, if the loan is collateral dependent. Loans in foreclosure and loans considered to be impaired are placed on non-accrual status. Interest received on non-accrual status mortgage loans on real estate are included in interest income in the period received.

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

    In March, 1995, the Financial Accounting Standards Board (FASB) issued STATEMENT OF FINANCIAL ACCOUNTING STANDARDS NO. 121 - ACCOUNTING FOR THE IMPAIRMENT OF LONG-LIVED ASSETS AND FOR LONG-LIVED ASSETS TO BE DISPOSED OF (SFAS 121). SFAS 121 requires impairment losses to be recorded on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets' carrying amount. SFAS 121 also addresses the accounting for long-lived assets that are expected to be disposed of. The statement is effective for fiscal years beginning after December 15, 1995 and earlier application is permitted. Previously issued consolidated financial statements shall not be restated. The Company will adopt SFAS 121 in 1996 and the impact on the consolidated financial statements is not expected to be material.

              NATIONWIDE LIFE INSURANCE COMPANY AND SUBSIDIARIES
            (a wholly owned subsidiary of Nationwide Corporation)

            Notes to Consolidated Financial Statements, Continued

(c) REVENUES AND BENEFITS

    TRADITIONAL LIFE INSURANCE PRODUCTS: Traditional life insurance products include those products with fixed and guaranteed premiums and benefits and consist primarily of whole life, limited-payment life, term life and certain annuities with life contingencies. Premiums for traditional life insurance products are recognized as revenue when due. Benefits and expenses are associated with earned premiums so as to result in recognition of profits over the life of the contract. This association is accomplished by the provision for future policy benefits and the deferral and amortization of policy acquisition costs.

    UNIVERSAL LIFE AND INVESTMENT PRODUCTS: Universal life products include universal life, variable universal life and other interest-sensitive life insurance policies. Investment products consist primarily of individual and group deferred annuities, annuities without life contingencies and guaranteed investment contracts. Revenues for universal life and investment products consist of asset fees, cost of insurance, policy administration and surrender charges that have been earned and assessed against policy account balances during the period. Policy benefits and claims that are charged to expense include benefits and claims incurred in the period in excess of related policy account balances and interest credited to policy account balances.

    ACCIDENT AND HEALTH INSURANCE: Accident and health insurance premiums are recognized as revenue over the terms of the policies. Policy claims are charged to expense in the period that the claims are incurred.

(d) DEFERRED POLICY ACQUISITION COSTS

    The costs of acquiring new business, principally commissions, certain expenses of the policy issue and underwriting department and certain variable agency expenses have been deferred. For traditional life and individual health insurance products, these deferred policy acquisition costs are predominantly being amortized with interest over the premium paying period of the related policies in proportion to the ratio of actual annual premium revenue to the anticipated total premium revenue. Such anticipated premium revenue was estimated using the same assumptions as were used for computing liabilities for future policy benefits. For universal life and investment products, deferred policy acquisition costs are being amortized with interest over the lives of the policies in relation to the present value of estimated future gross profits from projected interest margins, asset fees, cost of insurance, policy administration and surrender charges. For years in which gross profits are negative, deferred policy acquisition costs are amortized based on the present value of gross revenues. Deferred policy acquisition costs are adjusted to reflect the impact of unrealized gains and losses on fixed maturity securities available-for-sale as described in note 2(b).

(e) SEPARATE ACCOUNTS

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

(f) FUTURE POLICY BENEFITS

    Future policy benefits for traditional life and individual health insurance policies have been calculated using a net level premium method based on estimates of mortality, morbidity, investment yields and withdrawals which were used or which were being experienced at the time the policies were issued, rather than the assumptions prescribed by state regulatory authorities. See note 6.

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

              NATIONWIDE LIFE INSURANCE COMPANY AND SUBSIDIARIES
            (a wholly owned subsidiary of Nationwide Corporation)

            Notes to Consolidated Financial Statements, Continued

    Future policy benefits and claims for collectively renewable long-term disability policies (primarily discounted at 5.2%) and group long-term disability policies (primarily discounted at 5.5%) are the present value of amounts not yet due on reported claims and an estimate of amounts to be paid on incurred but unreported claims. The impact of reserve discounting is not material. Future policy benefits and claims on other group health insurance policies are not discounted.

(g) PARTICIPATING BUSINESS

    Participating business represents approximately 45% (45% in 1994 and 48% in 1993) of the Company's ordinary life insurance in force, 72% (72% in 1994 and 1993) of the number of policies in force, and 39% (41% in 1994 and 45% in 1993) of life insurance premiums. The provision for policyholder dividends is based on current dividend scales. Future dividends are provided for ratably in future policy benefits based on dividend scales in effect at the time the policies were issued. Dividend scales are approved by the Board of Directors.

    Income attributable to participating policies in excess of policyholder dividends is accounted for as belonging to the shareholder. See note 12.

(h) FEDERAL INCOME TAX

    NLIC, NLAIC, WCLIC and NCC file a consolidated Federal income tax return with Nationwide Mutual Insurance Company (NMIC), the majority shareholder of Corp. Through 1994, ELICW filed a consolidated Federal income tax return with Employers Insurance of Wausau A Mutual Company. Beginning in 1995, ELICW files a separate Federal income tax return.

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

              NATIONWIDE LIFE INSURANCE COMPANY AND SUBSIDIARIES
            (a wholly owned subsidiary of Nationwide Corporation)

            Notes to Consolidated Financial Statements, Continued

         (k) RECLASSIFICATION

             Certain items in the 1994 and 1993 consolidated financial statements have been reclassified to conform to the 1995 presentation.

(3)      CHANGES IN ACCOUNTING PRINCIPLES

         Effective January 1, 1994, the Company changed its method of accounting for certain investments in debt and equity securities in connection with the issuance of STATEMENT OF FINANCIAL ACCOUNTING STANDARDS NO. 115 - ACCOUNTING FOR CERTAIN INVESTMENTS IN DEBT AND EQUITY SECURITIES. As of January 1, 1994, the Company classified fixed maturity securities with amortized cost and fair value of $6,593,844 and $7,024,736, respectively, as available-for-sale and recorded the securities at fair value. Previously, these securities were recorded at amortized cost. The effect as of January 1, 1994 has been recorded as a direct credit to shareholder's equity as follows:

           Excess of fair value over amortized cost of fixed maturity
             securities available-for-sale                                      $ 430,892
           Adjustment to deferred policy acquisition costs                        (97,177)
           Deferred Federal income tax                                           (116,800)
                                                                                ---------
                                                                                $ 216,915
                                                                                =========

         During 1993, the Company adopted accounting principles in connection with the issuance of two accounting standards by the FASB. The effect as of January 1, 1993, the date of adoption, has been recognized in the 1993 consolidated statement of income as the cumulative effect of changes in accounting principles, as follows:

           Asset/liability method of recognizing income tax (note 2(h))         $ 26,344
           Accrual method of recognizing postretirement benefits other
             than pensions (net of tax benefit of $11,296) (note 11)             (20,979)
                                                                                --------
                                                                                $  5,365
                                                                                ========

(4)      BASIS OF PRESENTATION

         The consolidated financial statements have been prepared in accordance with GAAP. Annual Statements for NLIC and NLAIC, WCLIC, ELICW and NCC, filed with the Department of Insurance of the State of Ohio (the Department), California Department of Insurance, Wisconsin Insurance Department and Michigan Bureau of Insurance, respectively, are prepared on the basis of accounting practices prescribed or permitted by such regulatory authorities. Prescribed statutory accounting practices include a variety of publications of the National Association of Insurance Commissioners (NAIC), as well as state laws, regulations and general administrative rules. Permitted statutory accounting practices encompass all accounting practices not so prescribed. The Company has no material permitted statutory accounting practices.

         The statutory capital shares and surplus of NLIC as reported to regulatory authorities as of December 31, 1995, 1994 and 1993 was $1,363,031, $1,262,861 and $992,631, respectively. The statutory net income of NLIC as reported to regulatory authorities for the years ended December 31, 1995, 1994 and 1993 was $86,529, $76,532 and
         $185,943, respectively.

               NATIONWIDE LIFE INSURANCE COMPANY AND SUBSIDIARIES
             (a wholly owned subsidiary of Nationwide Corporation)

             Notes to Consolidated Financial Statements, Continued

(5)      INVESTMENTS

         An analysis of investment income by investment type follows for the years ended December 31:

                                                                 1995             1994            1993
                                                            -------------     ------------    ------------
   Gross investment income:
    Securities available-for-sale:
     Fixed maturities                                         $  772,589         674,346              --
     Equity securities                                             1,436             550           7,230
    Fixed maturities held-to-maturity                            232,692         193,009         800,255
    Mortgage loans on real estate                                410,965         376,783         364,810
    Real estate                                                   39,222          40,280          39,684
    Short-term investments                                        12,249           6,990           5,080
    Other                                                         61,701          42,831          33,832
                                                              ----------      ----------      ----------
          Total investment income                              1,530,854       1,334,789       1,250,891
   Less investment expenses                                       47,874          45,288          46,465
                                                              ----------      ----------      ----------
          Net investment income                               $1,482,980       1,289,501       1,204,426
                                                              ==========      ==========      ==========

         An analysis of realized gains (losses) on investments, net of valuation allowances, by investment type follows for the years ended December 31:

                                                                 1995             1994           1993
                                                           ---------------   -------------  --------------
    Securities available-for-sale:
     Fixed maturities                                         $  6,792            (7,120)              --
     Equity securities                                           3,435             1,427          129,728
    Fixed maturities                                                --                --           20,225
    Mortgage loans on real estate                               (7,312)          (20,462)         (28,241)
    Real estate and other                                       (2,079)            9,771           (8,039)
                                                              --------          --------         --------
                                                              $    836           (16,384)         113,673
                                                              ========          ========         ========


         The components of unrealized gains (losses) on securities available-for-sale, net, were as follows as of December 31:

                                                                                1995             1994
                                                                            ---------------   -------------
    Gross unrealized gains (losses)                                           $ 735,103         (266,618)
    Adjustment to deferred policy acquisition costs                            (143,851)          82,525
    Deferred Federal income tax                                                (206,944)          64,425
                                                                              ---------        ---------
                                                                              $ 384,308         (119,668)
                                                                              =========        =========

         An analysis of the change in gross unrealized gains (losses) on securities available-for-sale and fixed maturities held-to-maturity follows for the years ended December 31:

                                                                 1995             1994            1993
                                                            ---------------   -------------   -------------
    Securities available-for-sale:
     Fixed maturities                                         $ 1,001,706       (703,851)           --
     Equity securities                                                 15         (1,990)      (128,837)
    Fixed maturities held-to-maturity                              86,477       (421,427)       223,392
                                                              -----------    -----------    -----------
                                                              $ 1,088,198     (1,127,268)        94,555
                                                              ===========    ===========    ===========

              NATIONWIDE LIFE INSURANCE COMPANY AND SUBSIDIARIES
            (a wholly owned subsidiary of Nationwide Corporation)

            Notes to Consolidated Financial Statements, Continued

The amortized cost and estimated fair value of securities available-for-sale were as follows as of December 31, 1995:

                                                                            Gross         Gross
                                                           Amortized     unrealized     unrealized     Estimated
                                                              cost          gains         losses       fair value
                                                         --------------  ------------ ------------- ---------------
 Fixed maturities:

  U.S. Treasury securities and obligations of U.S.
    government corporations and agencies                   $   438,109        36,714            (53)       474,770
  Obligations of states and political subdivisions               9,742         1,252             (1)        10,993
  Debt securities issued by foreign governments                162,442         9,641            (66)       172,017
  Corporate securities                                       8,902,494       524,796        (30,561)     9,396,729
  Mortgage-backed securities                                 3,925,843       196,645         (9,620)     4,112,868
                                                             ---------   -----------    -----------    -----------
      Total fixed maturities                                13,438,630       769,048        (40,301)    14,167,377
 Equity securities                                              27,362         6,441            (85)        33,718
                                                            ----------   -----------    -----------    -----------
                                                           $13,465,992       775,489        (40,386)    14,201,095
                                                           ===========   ===========    ============   ===========


The amortized cost and estimated fair value of securities available-for-sale and fixed maturities held-to-maturity were as follows as of December 31, 1994:

                                                                            Gross         Gross
                                                           Amortized     unrealized     unrealized     Estimated
                                                              cost          gains         losses       fair value
                                                         -------------  ------------- ------------- ---------------
SECURITIES AVAILABLE-FOR-SALE
 Fixed maturities:
  U.S. Treasury securities and obligations of U.S.
      government corporations and agencies                    $  393,156        1,794       (18,941)      376,009
  Obligations of states and political subdivisions                 2,202           55           (21)        2,236
  Debt securities issued by foreign governments                  177,910          872        (9,205)      169,577
  Corporate securities                                         4,201,738       50,405      (128,698)    4,123,445
  Mortgage-backed securities                                   3,543,859       18,125      (187,345)    3,374,639
                                                              ----------    ----------    ----------    ---------
        Total fixed maturities                                 8,318,865       71,251      (344,210)    8,045,906
 Equity securities                                                18,372        6,637          (296)       24,713
                                                              ----------    ----------    ----------    ---------
                                                              $8,337,237       77,888      (344,506)    8,070,619
                                                              ==========    =========     ==========    =========

FIXED MATURITY SECURITIES HELD-TO-MATURITY
  Obligations of states and political subdivisions           $   11,613           92           (255)       11,450
  Debt securities issued by foreign governments                  16,131          111            (39)       16,203
  Corporate securities                                        3,661,043       34,180       (120,566)    3,574,657
                                                              ----------    ----------    ----------    ---------
                                                             $3,688,787       34,383       (120,860)    3,602,310
                                                              ==========    ==========    ==========    =========

              NATIONWIDE LIFE INSURANCE COMPANY AND SUBSIDIARIES
             (a wholly owned subsidiary of Nationwide Corporation)

             Notes to Consolidated Financial Statements, Continued

The amortized cost and estimated fair value of fixed maturity securities available-for-sale as of December 31, 1995, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

                                                    Amortized          Estimated
                                                      cost            fair value
                                                    -----------       ------------

FIXED MATURITY SECURITIES AVAILABLE-FOR-SALE
--------------------------------------------
Due in one year or less                             $   641,490         647,639
Due after one year through five years                 5,365,703       5,623,126
Due after five years through ten years                2,477,457       2,609,262
Due after ten years                                   1,028,137       1,174,482
                                                    -----------     -----------
                                                      9,512,787      10,054,509
Mortgage-backed securities                            3,925,843       4,112,868
                                                    -----------     -----------
                                                    $13,438,630      14,167,377
                                                    ===========     ===========

Proceeds from the sale of securities available-for-sale during 1995 and 1994 were $131,420 and $247,876, respectively, while proceeds from sales of investments in fixed maturity securities during 1993 were $33,959. Gross gains of $7,197 ($3,406 in 1994 and $2,413 in 1993) and gross losses of $2,309
($21,866 in 1994 and $39 in 1993) were realized on those sales.

During 1995, the Company transferred fixed maturity securities classified as held-to-maturity with amortized cost of $27,929 to available-for-sale securities due to evidence of a significant deterioration in the issuer's creditworthiness. The transfer of those fixed maturity securities resulted in a gross unrealized loss of $4,285.

As permitted by the FASB's Special Report, A GUIDE TO IMPLEMENTATION OF STATEMENT 115 ON ACCOUNTING FOR CERTAIN INVESTMENTS IN DEBT AND EQUITY SECURITIES, issued in November, 1995, the Company transferred all of its fixed maturity securities previously classified as held-to-maturity to available-for-sale. As of December 14, 1995, the date of transfer, the fixed maturity securities had amortized cost of $3,705,644, resulting in a gross unrealized gain of $171,531.

Investments that were non-income producing for the twelve month period preceding December 31, 1995 amounted to $28,958 ($11,513 for 1994) and consisted of $8,228 (none in 1994) in fixed maturity securities, $14,740 ($11,111 in 1994) in real estate and $5,990 ($402 in 1994) in other long-term investments.

Real estate is presented at cost less accumulated depreciation of $30,931 in 1995 ($29,275 in 1994) and valuation allowances of $26,250 in 1995 ($27,330 in
1994).

Other long-term investments are presented net of valuation allowances of $457 as of December 31, 1995. There were no such valuation allowances as of December 31, 1994.

As of December 31, 1995, the recorded investment of mortgage loans on real estate considered to be impaired (under STATEMENT OF FINANCIAL ACCOUNTING STANDARDS NO. 114, ACCOUNTING BY CREDITORS FOR IMPAIRMENT OF A LOAN as amended by STATEMENT OF FINANCIAL ACCOUNTING STANDARDS NO. 118, ACCOUNTING BY CREDITORS FOR IMPAIRMENT OF A LOAN - INCOME RECOGNITION AND DISCLOSURE) was $44,995, which includes $23,975 of impaired mortgage loans on real estate for which the related valuation allowance was $5,276 and $21,020 of impaired mortgage loans on real estate for which there was no valuation allowance. During 1995, the average recorded investment in impaired mortgage loans on real estate was approximately $22,621 and interest income recognized on those loans was $416, which is equal to interest income recognized using a cash-basis method of income recognition.

              NATIONWIDE LIFE INSURANCE COMPANY AND SUBSIDIARIES
            (a wholly owned subsidiary of Nationwide Corporation)

            Notes to Consolidated Financial Statements, Continued

    Activity in the valuation allowance account for mortgage loans on real estate is summarized for the year ended December 31, 1995:

                                                                1995
                                                              --------
    Allowance, beginning year                               $ 47,892
         Additions charged to operations                       7,653
         Direct write-downs charged against the allowance     (4,850)
                                                            --------
    Allowance, end of year                                  $ 50,695
                                                            ========

    Foresclosures of mortgage loans on real estate were $37,187 in 1994 and mortgage loans on real estate in process of foreclosure or in-substance foreclosed as of December 31, 1994 totaled $19,878, which approximated fair value.

    Fixed maturity securities with an amortized cost of $13,982 and $11,137 as of December 31, 1995 and 1994, respectively, were on deposit with various regulatory agencies as required by law.



(6) FUTURE POLICY BENEFITS AND CLAIMS

    The liability for future policy benefits for investment contracts represents approximately 82% and 81% of the total liability for future policy benefits as of December 31, 1995 and 1994, respectively. The average interest rate credited on investment product policies was approximately 6.5%, 6.5% and 7.0% for the years ended December 31, 1995, 1994 and 1993, respectively.

    The liability for future policy benefits for traditional life insurance and individual health insurance policies has been established based upon the following assumptions:

       INTEREST RATES:  Interest rates vary as follows:


                                                                                                   Health
          Year of issue                         Life Insurance                                    insurance
          --------------      ------------------------------------------------------------     ---------------
           1995               7.6%, not graded - permanent contracts with loan provisions         4.5%
                              7.7%, not graded - all other contracts
           1984-1994          6.0% to 10.5%, not graded                                           5.0% to 6.0%
           1966-1983          6.0% to 8.1%, graded over 20 years to 4.0% to 6.6%                  3.5% to 6.0%
           1965 and prior     generally lower than post 1965 issues                               3.5% to 4.0%



    WITHDRAWALS: Rates, which vary by issue age, type of coverage and policy duration, are based on Company experience.

    MORTALITY: Mortality and morbidity rates are based on published tables, modified for the Company's actual experience.

              NATIONWIDE LIFE INSURANCE COMPANY AND SUBSIDIARIES
             (a wholly owned subsidiary of Nationwide Corporation)

             Notes to Consolidated Financial Statements, Continued

    Activity in the liability for unpaid claims and claim adjustment expenses is summarized for the years ended December 31:

                                                                      1995           1994            1993
                                                                     ----------    ----------    ---------
      Balance, beginning of year                                      $ 637,998      592,180      760,209
         Less reinsurance recoverables                                  438,761      430,720      547,683
                                                                      ---------    ---------    ---------
               Net balance, beginning of year                           199,237      161,460      212,526
                                                                      ---------    ---------    ---------
      Incurred related to:
         Current year                                                   425,907      273,299      309,721
         Prior years                                                    (17,203)     (26,156)     (26,248)
                                                                      ---------    ---------    ---------
            Total incurred                                              408,704      247,143      283,473
                                                                      ---------    ---------    ---------
      Paid related to:
         Current year                                                   290,605      175,700      208,978
         Prior years                                                    111,353       73,889      125,561
                                                                      ---------    ---------    ---------
            Total paid                                                  401,958      249,589      334,539
                                                                      ---------    ---------    ---------
      Unpaid claims of acquired companies                                 2,542       40,223         --
                                                                      ---------    ---------    ---------
               Net balance, end of year                                 208,525      199,237      161,460
         Plus reinsurance recoverables                                  491,321      438,761      430,720
                                                                      ---------    ---------    ---------
      Balance, end of year                                            $ 699,846      637,998      592,180
                                                                      =========    =========    =========

    Reinsurance recoverables include amounts from affiliates, as discussed in note 13, of $477,912, $430,936, $430,278 and $534,983 as of December 31,
    1995, 1994, 1993 and 1992, respectively.

    The provision for claims and claim adjustment expenses for prior years decreased in each of the three years ended December 31, 1995 due to lower-than-anticipated costs to settle accident and health insurance claims.


(7) FEDERAL INCOME TAX

    The tax effects of temporary differences that give rise to significant components of the net deferred tax asset (liability) as of December 31, 1995 and 1994 are as follows:

                                                                                       1995            1994
                                                                                     --------       --------
      Deferred tax assets:
       Future policy benefits                                                       $ 179,916      124,044
       Fixed maturity securities available-for-sale                                      --         95,536
       Liabilities in Separate Accounts                                               129,120       94,783
       Mortgage loans on real estate and real estate                                   26,062       25,632
       Other policyholder funds                                                         7,752        7,137
       Other assets and other liabilities                                              47,215       57,528
                                                                                    ---------    ---------
         Total gross deferred tax assets                                              390,065      404,660
                                                                                    ---------    ---------
      Deferred tax liabilities:
       Deferred policy acquisition costs                                              312,616      317,224
       Fixed maturity securities available-for-sale                                   266,184         --
       Equity securities available-for-sale and other
          long-term investments                                                         3,431        3,620
       Other                                                                           46,711       47,301
                                                                                    ---------    ---------
         Total gross deferred tax liabilities                                         628,942      368,145
                                                                                    ---------    ---------
                                                                                    $(238,877)      36,515
                                                                                    =========    =========

              NATIONWIDE LIFE INSURANCE COMPANY AND SUBSIDIARIES
            (a wholly owned subsidiary of Nationwide Corporation)

            Notes to Consolidated Financial Statements, Continued

     The Company has determined that valuation allowances are not necessary as of December 31, 1995, 1994 and 1993 based on its analysis of future deductible amounts. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion of the total gross deferred tax assets will not be realized. All future deductible amounts can be offset by future taxable amounts or recovery of Federal income tax paid within the statutory carryback period. In addition, for future deductible amounts for securities available-for-sale, affiliates of the Company which are included in the same consolidated Federal income tax return hold investments that could be sold for capital gains that could offset capital losses realized by the Company should securities available-for-sale be sold at a loss.

     Total Federal income tax expense for the years ended December 31, 1995, 1994 and 1993 differs from the amount computed by applying the U.S.
     Federal income tax rate to income before tax as follows:

                                                                 1995                      1994                    1993
                                                         ----------------------   ----------------------   ----------------------
                                                                Amount     %            Amount     %            Amount      %
                                                         ---------------  -----   --------------  ------   -------------  -------
      Computed (expected) tax expense                        $ 111,906    35.0       $  95,631    35.0      $ 109,515     35.0
      Tax exempt interest and dividends
         received deduction                                       (137)   (0.1)           (194)   (0.1)        (2,322)    (0.7)
      Current year increase in U.S. Federal
         income tax rate                                            --      --              --      --          1,704      0.5
      Other, net                                                (4,515)   (1.4)         (5,933)   (2.1)        (2,139)    (0.7)
                                                             ---------    ----       ---------    ----      ---------     ----
            Total (effective rate of each year)              $ 107,254    33.5       $  89,504    32.8      $ 106,758     34.1
                                                             =========    ====       =========    ====      =========     ====





     Total Federal income tax paid was $75,309, $87,576 and $58,286 during the years ended December 31, 1995, 1994 and 1993, respectively.

     Prior to 1984, the Life Insurance Company Income Tax Act of 1959 as amended by the Deficit Reduction Act of 1984 (DRA), permitted the deferral from taxation of a portion of statutory income under certain circumstances. In these situations, the deferred income was accumulated in the Policyholders' Surplus Account (PSA). Management considers the likelihood of distributions from the PSA to be remote; therefore, no Federal income tax has been provided for such distributions in the consolidated financial statements. The DRA eliminated any additional deferrals to the PSA. Any distributions from the PSA, however, will continue to be taxable at the then current tax rate. The balance of the PSA was approximately $35,344 as of December 31, 1995.

(8)  DISCLOSURES ABOUT FAIR VALUE OF FINANCIAL INSTRUMENTS

     STATEMENT OF FINANCIAL ACCOUNTING STANDARDS NO. 107 - DISCLOSURES ABOUT FAIR VALUE OF FINANCIAL INSTRUMENTS (SFAS 107) requires disclosure of fair value information about existing on and off-balance sheet financial instruments. SFAS 107 defines the fair value of a financial instrument as the amount at which the financial instrument could be exchanged in a current transaction between willing parties. In cases where quoted market prices are not available, fair value is based on estimates using present value or other valuation techniques.

     These techniques are significantly affected by the assumptions used, including the discount rate and estimates of future cash flows. Although fair value estimates are calculated using assumptions that management believes are appropriate, changes in assumptions could cause these estimates to vary materially. In that regard, the derived fair value estimates cannot be substantiated by comparison to independent markets and,in many cases, could not be realized in the immediate settlement of the instruments. SFAS 107 excludes certain assets and liabilities from its disclosure requirements. Accordingly, the aggregate fair value amounts presented do not represent the underlying value of the Company.

              NATIONWIDE LIFE INSURANCE COMPANY AND SUBSIDIARIES
            (a wholly owned subsidiary of Nationwide Corporation)

            Notes to Consolidated Financial Statements, Continued

       Although insurance contracts, other than policies such as annuities that are classified as investment contracts, are specifically exempted from SFAS 107 disclosures, estimated fair value of policy reserves on life insurance contracts are provided to make the fair value disclosures more meaningful.

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

         FIXED MATURITY AND EQUITY SECURITIES: Fair value for fixed maturity securities is based on quoted market prices, where available. For fixed maturity securities not actively traded, fair value is estimated using values obtained from independent pricing services or, in the case of private placements, is estimated by discounting expected future cash flows using a current market rate applicable to the yield, credit quality and maturity of the investments. The fair value for equity securities is based on quoted market prices.


         SEPARATE ACCOUNT ASSETS AND LIABILITIES: The fair value of assets held in Separate Accounts is based on quoted market prices. The fair value of liabilities related to Separate Accounts is the amount payable on demand.

         MORTGAGE LOANS ON REAL ESTATE: The fair value for mortgage loans on real estate is estimated using discounted cash flow analyses, using interest rates currently being offered for similar loans to borrowers with similar credit ratings. Loans with similar characteristics are aggregated for purposes of the calculations. Fair value for mortgages in default is the estimated fair value of the underlying collateral.

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

         POLICY RESERVES ON LIFE INSURANCE CONTRACTS: Included are disclosures for individual life, universal life and supplementary contracts with
         life   contingencies for which the estimated fair value is the amount payable on demand. Also included are disclosures for the Company's limited payment policies, which the Company has used discounted cash flow analyses similar to those used for investment contracts with known maturities to estimate fair value.

         POLICYHOLDERS' DIVIDEND ACCUMULATIONS AND OTHER POLICYHOLDER FUNDS:
         The carrying amount reported in the consolidated balance sheets for these instruments approximates their fair value.

               NATIONWIDE LIFE INSURANCE COMPANY AND SUBSIDIARIES
             (a wholly owned subsidiary of Nationwide Corporation)

             Notes to Consolidated Financial Statements, Continued

    Carrying amount and estimated fair value of financial instruments subject to SFAS 107 and policy reserves on life insurance contracts were as follow as of December 31, 1995 and 1994:


                                                     1995                          1994
                                           --------------------------   -------------------------
                                             Carrying      Estimated      Carrying     Estimated
                                              amount       fair value      amount      fair value
                                           -----------    -----------   -----------   -----------
ASSETS
------
Investments:
   Securities available-for-sale:
      Fixed maturities                     $14,167,377    14,167,377     8,045,906     8,045,906
      Equity securities                         33,718        33,718        24,713        24,713
   Fixed maturities held-to-maturity              --            --       3,688,787     3,602,310
   Mortgage loans on real estate             4,786,599     5,169,805     4,222,284     4,173,284
   Policy loans                                370,908       370,908       340,491       340,491
   Short-term investments                       45,732        45,732       131,643       131,643
Cash                                            10,485        10,485         7,436         7,436
Assets held in Separate Accounts            18,763,678    18,763,678    12,222,461    12,222,461

LIABILITIES
-----------
Investment contracts                        13,561,943    13,221,724    12,189,894    11,657,556
Policy reserves on life insurance contacts   3,695,814     3,659,074     3,170,085     2,934,384
Policyholders' dividend accumulations          353,554       353,554       338,058       338,058
Other policyholder funds                        71,155        71,155        72,770        72,770
Liabilities related to Separate Accounts    18,763,678    18,224,933    12,222,461    11,807,331



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

    Commitments to fund fixed rate mortgage loans on real estate are agreements to lend to a borrower, and are subject to conditions established in the
    contract.   Commitments generally have fixed expiration dates or other termination clauses and may require payment of a deposit. Commitments extended by the Company are based on management's case-by-case credit evaluation of the borrower and the borrower's loan collateral. The underlying mortgage property represents the collateral if the commitment is funded. The Company's policy for new mortgage loans on real estate is to lend no more than 80% of collateral value. Should the commitment be funded, the Company's exposure to credit loss in the event of nonperformance by the borrower is represented by the contractual amounts of these commitments less the net realizable value of the collateral. The contractual amounts also represent the cash requirements for all unfunded commitments. Commitments on mortgage loans on real estate of $361,974 extending into 1996 were outstanding as of December 31, 1995.

    SIGNIFICANT CONCENTRATIONS OF CREDIT RISK: The Company grants mainly commercial mortgage loans on real estate to customers throughout the United States. The Company has a diversified portfolio with no more than 20% (22% in 1994) in any geographic area and no more than 2% (2% in 1994) with any one borrower.

               NATIONWIDE LIFE INSURANCE COMPANY AND SUBSIDIARIES
             (a wholly owned subsidiary of Nationwide Corporation)

             Notes to Consolidated Financial Statements, Continued

    The summary below depicts loans by remaining principal balance as of December 31, 1995 and 1994:

                                                                                              Apartment
                                                            Office    Warehouse     Retail     & other      Total
                                                          ---------   ---------   ---------   ---------   ---------
1995:
 East North Central                                      $ 140,732     110,361     534,814     184,201     970,108
 East South Central                                         23,978      15,653     183,790      84,588     308,009
 Mountain                                                     --        18,940     144,156      48,727     211,823
 Middle Atlantic                                           124,079      72,201     183,562      18,383     398,225
 New England                                                 9,594      39,526     153,644           1     202,765
 Pacific                                                   190,628     239,687     395,914     107,650     933,879
 South Atlantic                                            101,904      74,731     458,355     279,692     914,682
 West North Central                                        134,866      14,205      81,521      37,586     268,178
 West South Central                                         69,143      99,618     194,717     272,323     635,801
                                                          ---------   ---------   ---------   ---------   ---------
                                                          $ 794,924     684,922   2,330,473   1,033,151   4,843,470
                                                          =========   =========   =========   =========
     Less valuation allowances and unamortized discount                                                      56,871
                                                                                                          ---------
                Total mortgage loans on real estate, net                                                 $4,786,599
                                                                                                          =========



                                                                                              Apartment
                                                            Office    Warehouse     Retail     & other      Total
                                                          ---------   ---------   ---------   ---------   ---------
1994:
 East North Central                                      $ 109,233     103,499     540,686     191,489     944,907
 East South Central                                         24,298      10,803     127,845      76,897     239,843
 Mountain                                                    3,150      13,770     140,358      39,682     196,960
 Middle Atlantic                                            61,299      53,285     140,847      30,111     285,542
 New England                                                10,536      43,282     139,131           4     192,953
 Pacific                                                   195,393     210,930     397,911      68,768     873,002
 South Atlantic                                             87,150      81,576     424,150     210,354     803,230
 West North Central                                        127,760      11,766      80,854       4,738     225,118
 West South Central                                         51,013      84,796     184,923     194,788     515,520
                                                          ---------   ---------   ---------   ---------   ---------
                                                          $ 669,832     613,707   2,176,705     816,831   4,277,075
                                                          =========   =========   =========   =========
   Less valuation allowances and unamortized discount                                                        54,791
                                                                                                          ---------
        Total mortgage loans on real estate, net                                                         $4,222,284
                                                                                                          =========


(10)  PENSION PLAN
      ------------

      The Company is a participant, together with other affiliated companies, in a pension plan covering all employees who have completed at least one thousand hours of service within a twelve-month period and who have met certain age requirements. Benefits are based upon the highest average annual salary of a specified number of consecutive years of the last ten years of service. The Company funds pension costs accrued for direct employees plus an allocation of pension costs accrued for employees of affiliates whose work efforts benefit the Company.

      Effective January 1, 1995, the plan was amended to provide enhanced benefits for participants who met certain eligibility requirements and elected early retirement no later than March 15, 1995. The entire cost of the enhanced benefit was borne by NMIC and certain of its property and casualty insurance company affiliates.

               NATIONWIDE LIFE INSURANCE COMPANY AND SUBSIDIARIES
             (a wholly owned subsidiary of Nationwide Corporation)

             Notes to Consolidated Financial Statements, Continued

    Effective December 31, 1995, the Nationwide Insurance Companies and Affiliates Retirement Plan was merged with the Farmland Mutual Insurance Company Employees' Retirement Plan and the Wausau Insurance Companies Pension Plan to form the Nationwide Insurance Enterprise Retirement
    Plan. Immediately prior to the merger, the plans were amended to provide consistent benefits for service after January 1, 1996. These amendments had no significant impact on the accumulated benefit obligation or projected benefit obligation as of December 31, 1995.

    Pension costs charged to operations by the Company during the years ended December 31, 1995, 1994 and 1993 were $14,105, $10,451 and $6,702, respectively.

    The Company's net accrued pension expense as of December 31, 1995 and 1994 was $1,376 and $1,836, respectively.

    The net periodic pension cost for the Nationwide Insurance Companies and Affiliates Retirement Plan as a whole for the years ended December 31, 1995, 1994 and 1993 follows:

                                                                 1995          1994          1993
                                                              ---------     ---------     ---------
     Service cost (benefits earned during the period)         $  64,524        64,740        47,694
     Interest cost on projected benefit obligation               95,283        73,951        70,543
     Actual return on plan assets                              (249,294)      (21,495)     (105,002)
     Net amortization and deferral                              143,353       (62,150)       20,832
                                                               ---------     ---------     ---------
                                                              $  53,866        55,046        34,067
                                                               =========     =========     =========

    Basis for measurements, net periodic pension cost:


                                                                    1995          1994          1993
                                                                 ---------     ---------     ---------
     Weighted average discount rate                                7.50%         5.75%         6.75%
     Rate of increase in future compensation levels                6.25%         4.50%         4.75%
     Expected long-term rate of return on plan assets              8.75%         7.00%         7.50%

    Information regarding the funded status of the Nationwide Insurance Enterprise Retirement Plan as a whole as of December 31, 1995
    (post-merger) and the Nationwide Insurance Companies and Affiliates Retirement Plan as of December 31, 1995 (pre-merger) and 1994 follows:

                                                                   Post-merger     Pre-merger
                                                                      1995           1995           1994
                                                                   -----------    -----------    -----------
          Accumulated benefit obligation:

          Vested                                                   $ 1,236,730      1,002,079        914,850
          Nonvested                                                     26,503          8,998          7,570
                                                                   -----------    -----------    -----------
                                                                   $ 1,263,233      1,011,077        922,420
                                                                   ===========    ===========    ===========

     Net accrued pension expense:
        Projected benefit obligation for services rendered
           to date                                                 $ 1,780,616      1,447,522      1,305,547
        Plan assets at fair value                                    1,738,004      1,508,781      1,241,771
                                                                   -----------    -----------    -----------
           Plan assets (less than) in excess of  projected
              benefit obligation                                       (42,612)        61,259        (63,776)
        Unrecognized prior service cost                                 42,845         42,850         46,201
        Unrecognized net (gains) losses                                (63,130)       (86,195)        39,408
        Unrecognized net obligation (asset) at transition               41,305        (19,841)       (21,994)
                                                                   -----------    -----------    -----------
                                                                   $   (21,592)        (1,927)          (161)
                                                                   ===========    ===========    ===========

              NATIONWIDE LIFE INSURANCE COMPANY AND SUBSIDIARIES
            (a wholly owned subsidiary of Nationwide Corporation)

            Notes to Consolidated Financial Statements, Continued

     Basis for measurements, funded status of plan:

                                                          Post-merger       Pre-merger
                                                             1995             1995              1994
                                                        ---------------  ---------------   ---------------
     Weighed average discount rate                           6.00%             6.00%            7.50%
     Rate of increase in future compensation levels          4.25%             4.25%            6.25%



     Assets of the Nationwide Insurance Enterprise Retirement Plan are invested in group annuity contracts of NLIC and ELICW. Prior to the merger, the assets of the Nationwide Insurance Companies and Affiliates Retirement Plan were invested in a group annuity contract of NLIC.

(11) POSTRETIREMENT BENEFITS OTHER THAN PENSIONS
     -------------------------------------------

     In addition to the defined benefit pension plan, the Company, together with other affiliated companies, participates in life and health care defined benefit plans for qualifying retirees. Postretirement life and health care benefits are contributory and generally available to full time employees who have attained age 55 and have accumulated 15 years of service with the Company after reaching age 40. Postretirement health care benefit contributions are adjusted annually and contain cost-sharing features such as deductibles and coinsurance. In addition, there are caps on the Company's portion of the per-participant cost of the postretirement health care benefits. These caps can increase annually, but not more than three percent. The Company's policy is to fund the cost of health care benefits in amounts determined at the discretion of management. Plan assets are invested primarily in group annuity contracts of NLIC.

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

     The Company elected to immediately recognize its estimated accumulated postretirement benefit obligation as of January 1, 1993. Accordingly, a noncash charge of $32,275 ($20,979 net of related income tax benefit) was recorded in the 1993 consolidated statement of income as a cumulative effect of a change in accounting principle. See note 3. The adoption of SFAS 106, including the cumulative effect of the change in accounting principle, increased the expense for postretirement benefits by $35,277 to $36,544 in 1993. Certain affiliated companies elected to amortize their initial transition obligation over periods ranging from 10 to 20 years.

     The Company's accrued postretirement benefit expense as of December 31, 1995 and 1994 was $51,490 and $36,001, respectively, and the net periodic postretirement benefit cost (NPPBC) for 1995 and 1994 was $8,269 and $4,627, respectively.

     The amount of NPPBC for the plan as a whole for the years ended December 31, 1995, 1994 and 1993 was as follows:

                                                                                   1995            1994          1993
                                                                                 --------        --------      --------
     Service cost - benefits attributed to employee service during the year      $  6,235           8,586         7,090
     Interest cost on accumulated postretirement benefit obligation                14,151          14,011        13,928
     Actual return on plan assets                                                  (2,657)         (1,622)         --
     Amortization of unrecognized transition obligation of affiliates               2,966             568           568
     Net amortization and deferral                                                 (1,619)          1,622          --
                                                                                 --------        --------      --------
                                                                                 $ 19,076          23,165        21,586
                                                                                 ========        ========      ========

                                      43

               NATIONWIDE LIFE INSURANCE COMPANY AND SUBSIDIARIES
             (a wholly owned subsidiary of Nationwide Corporation)

             Notes to Consolidated Financial Statements, Continued

       Information regarding the funded status of the plan as a whole as of December 31, 1995 and 1994 follows:

                                                                                     1995          1994
                                                                                   ---------    ---------
       Accrued postretirement benefit expense:
          Retirees                                                                 $  88,680       76,677
          Fully eligible, active plan participants                                    28,793       22,013
          Other active plan participants                                              90,375       59,089
                                                                                   ---------    ---------
             Accumulated postretirement benefit obligation (APBO)                    207,848      157,779
          Plan assets at fair value                                                   54,325       49,012
                                                                                   ---------    ---------
             Plan assets less than accumulated postretirement benefit obligation    (153,523)    (108,767)
          Unrecognized transition obligation of affiliates                             1,827        6,577
          Unrecognized net gains                                                      (1,038)     (41,497)
                                                                                   ---------    ---------
                                                                                   $(152,734)    (143,687)
                                                                                   =========    =========


       Actuarial assumptions used for the measurement of the APBO as of December 31, 1995 and 1994 and the NPPBC for 1995, 1994 and 1993 were as follows:

                                                          1995          1995          1994          1994          1993
                                                          APBO         NPPBC          APBO          NPPBC         NPPBC
                                                       -----------   -----------   ------------  ------------  ------------
           Discount rate                                 6.75%            8%            8%            7%            8%
           Assumed health care cost trend rate:
               Initial rate                                11%           10%           11%           12%           14%
               Ultimate rate                                6%            6%            6%            6%            6%
               Uniform declining period                  12 Years      12 Years      12 Years      12 Years      12 Years

       The health care cost trend rate assumption has an effect on the amounts reported. For the plan as a whole, a one percentage point increase in the assumed health care cost trend rate would increase the APBO as of December 31, 1995 by $641 and the NPPBC for the year ended December 31, 1995 by $107.

(12)   REGULATORY RISK-BASED CAPITAL, RETAINED EARNINGS AND DIVIDEND
       RESTRICTIONS
       -------------------------------------------------------------

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

       In accordance with the requirements of the New York statutes, the Company has agreed with the Superintendent of Insurance of that state that so long as participating policies and contracts are held by residents of New York, no profits on participating policies and contracts in excess of the larger of (a) ten percent of such profits or
       (b) fifty cents per year per thousand dollars of participating life insurance in force, exclusive of group term, as of the year-end shall inure to the benefit of the shareholder. Such New York statutes further provide that so long as such agreement is in effect, such excess of profits shall be exhibited as "participating policyholders' surplus" in annual statements filed with the Superintendent and shall be used only for the payment or apportionment of dividends to participating policyholders at least to the extent required by statute or for the purpose of making up any loss on participating policies.

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

      The amount of shareholder's equity other than capital shares was $2,664,697, $1,904,664 and $1,647,353 as of December 31, 1995, 1994 and
      1993, respectively. The amount thereof not presently available for dividends to the shareholder due to the New York restrictions was $1,503,241, $929,934 and $954,037 as of December 31, 1995, 1994 and 1993,
      respectively.

      Ohio law limits the payment of dividends to shareholders. The maximum dividend that may be paid by the Company without prior approval of the Director of the Department is limited to the greater of statutory gain from operations of the preceding calendar year or 10% of statutory shareholder's surplus as of the prior December 31. Therefore, $2,468,687 of shareholder's equity, as presented in the accompanying consolidated financial statements, is so restricted as to dividend payments in 1996.

      Each of NLIC's insurance company subsidiaries are limited in their payment of dividends by the state insurance department of their respective state of domicile. As of December 31, 1995, the maximum amount of shareholder's equity available for dividend payment to NLIC in 1996 by its insurance company subsidiaries without prior approval are:

      Nationwide Life and Annuity Insurance Company   $10,143
      West Coast Life Insurance Company                13,153
      Employers Life Insurance Company of Wausau       10,132
      National Casualty Company                            --
                                                      -------
                                                      $33,428
                                                      =======


(13)  TRANSACTIONS WITH AFFILIATES
      ----------------------------

      On March 1, 1995, Corp. contributed all of the outstanding shares of Farmland Life Insurance Company (Farmland) to NLIC, which then merged Farmland into WCLIC effective June 30, 1995. The contribution resulted in a direct increase to consolidated shareholder's equity of $46,918. The contribution of Farmland has been accounted for in a manner similar to a pooling of interests and accordingly, Farmland's results are included in the consolidated statements of income beginning January 1, 1995. However, prior period consolidated financial statements have not been restated due to the impact of Farmland being immaterial.

      Effective December 31, 1994, NLIC purchased all of the outstanding shares of ELICW from Wausau Service Corporation (WSC) for $155,000. NLIC transferred fixed maturity securities and cash with a fair value of $155,000 to WSC on December 28, 1994, which resulted in a realized loss of $19,239 on the disposition of the securities. The purchase price approximated both the historical cost basis and fair value of net assets of ELICW. ELICW has and will continue to share home office, other facilities, equipment and common management and administrative services with WSC.

      Certain annuity products are sold through three affiliated companies which are also subsidiaries of Corp. Total commissions and fees paid to these affiliates for the three years ended December 31, 1995 were $57,969, $50,470 and $44,577, respectively.

               NATIONWIDE LIFE INSURANCE COMPANY AND SUBSIDIARIES
             (a wholly owned subsidiary of Nationwide Corporation)

             Notes to Consolidated Financial Statements, Continued

      The Company shares home office, other facilities, equipment and common management and administrative services with affiliates.

      The Company participates in intercompany repurchase agreements with affiliates whereby the seller will transfer securities to the buyer at a stated value. Upon demand or a stated period, the securities will be repurchased by the seller at the original sales price plus a price differential. Transactions under the agreements during 1995 and 1994 were not material.

      During 1993, the Company sold equity securities with a market value $194,515 to NMIC, resulting in a realized gain of $122,823. With the proceeds, the Company purchased securities with a market value of $194,139 and cash of $376 from NMIC.

      Intercompany reinsurance contracts exist between NLIC and NMIC, NLIC and WCLIC, NLIC and NCC, WCLIC and NMIC and WCLIC and ELICW as of December 31, 1995. These contracts are immaterial to the consolidated financial statements.

      NCC participates in several 100% quota share reinsurance agreements with NMIC and Nationwide Mutual Fire Insurance Company, the minority shareholder of Corp. As a result of these agreements, the following assets and (liabilities) are included in the consolidated financial statements as of December 31, 1995 and 1994 for reinsurance ceded:

                                                                            1995          1994
                                                                        -----------   -----------
      Reinsurance recoverable                                           $ 590,379       541,289
      Unearned premium reserves                                          (112,467)     (110,353)
      Liability for unpaid claims and claim adjustment expense           (477,912)     (430,936)

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

      ELICW assumes certain accident and health insurance business from Employers Insurance of Wausau A Mutual Company, an affiliate. During 1995, total premiums assumed by ELICW under the reinsurance agreement were $150,622.

      The Company and various affiliates entered into agreements with Nationwide Cash Management Company (NCMC) and California Cash Management Company (CCMC), both affiliates, under which NCMC and CCMC act as common agents in handling the purchase and sale of short-term securities for the respective accounts of the participants. Amounts on deposit with NCMC and CCMC were $21,644 and $92,531 as of December 31, 1995 and 1994, respectively, and are included in short-term investments on the accompanying consolidated balance sheets.

(14)  BANK LINES OF CREDIT
      --------------------

      As of December 31, 1995 and 1994, NLIC had $120,000 of confirmed but unused bank lines of credit which support a $100,000 commercial paper borrowing authorization.

(15)  CONTINGENCIES
      -------------

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

               NATIONWIDE LIFE INSURANCE COMPANY AND SUBSIDIARIES
             (a wholly owned subsidiary of Nationwide Corporation)

             Notes to Consolidated Financial Statements, Continued

(16)  SEGMENT INFORMATION
      -------------------

      The Company operates in the long-term savings, life insurance and accident and health insurance lines of business in the life insurance and property and casualty insurance industries. Long-term savings operations include both qualified and non-qualified annuity contracts issued to both individuals and groups. Life insurance operations include whole life, universal life, variable universal life and endowment and term life insurance issued to individuals and groups. Accident and health insurance operations also provide coverage to individuals and groups. Corporate primarily includes investments, and the related investment income, which are not specifically allocated to one of the three operating segments. In addition, realized gains and losses on all general account investments are reported as a component of the corporate segment.

      During 1995, the Company changed its reporting segments to better reflect the way the businesses are managed. Prior periods have been restated to reflect these changes.

      The following table summarizes the revenues and income (loss) before Federal income tax expense and cumulative effect of changes in accounting principles for the years ended December 31, 1995, 1994 and 1993 and assets as of December 31, 1995, 1994 and 1993, by business segment.

                                                                                      1995           1994           1993
                                                                                 ------------    ------------   ------------
      Revenues:
           Long-term savings                                                     $  1,406,241       1,125,013      1,048,045
           Life insurance                                                             502,885         452,795        432,343
           Accident and health insurance                                              532,383         345,545        339,764
           Corporate                                                                  134,598         122,847        214,374
                                                                                 ------------    ------------   ------------
                                                                                 $  2,576,107       2,046,200      2,034,526
                                                                                 ============    ============   ============

      Income (loss) before Federal income tax expense and
          cumulative effect of changes in accounting principles:
           Long-term savings                                                          129,475          95,530         47,966
           Life insurance                                                              63,169          46,119         36,383
           Accident and health insurance                                              (12,521)         13,221         15,041
           Corporate                                                                  139,609         118,360        213,511
                                                                                 ------------    ------------   ------------
                                                                                 $    319,732         273,230        312,901
                                                                                 ============    ============   ============
      Assets:
           Long-term savings                                                       34,634,892      25,815,273     20,695,598
           Life insurance                                                           3,675,581       3,231,651      2,897,574
           Accident and health insurance                                              307,643         291,296        297,200
           Corporate                                                                1,995,995       1,773,913      1,515,989
                                                                                 ------------    ------------   ------------
                                                                                 $ 40,614,111      31,112,133     25,406,361
                                                                                 ============    ============   ============



                                                                      Schedule I
                                                                     -----------

               NATIONWIDE LIFE INSURANCE COMPANY AND SUBSIDIARIES
       Summary of Investments - Other Than Investments in Related Parties
                               December 31, 1995
                                (000's omitted)

                                                                     ----------------- ---------------  ------------------
                                                                         Column B         Column C           Column D
                                                                     ----------------- ---------------  ---------------
                                                                                                         Amount at which
                                                                                                           shown in the
                                                                                                           consolidated
                                                                           Cost         Market value      balance sheet
                                                                     ----------------- ---------------- -------------------
Fixed maturities available-for-sale:
   Bonds and notes:
      U.S. Government and government agencies and authorities          $  3,913,961         4,116,744          4,116,744
      States, municipalities and political subdivisions                       9,742            10,993             10,993
      Foreign governments                                                   162,442           172,016            172,016
      Public utilities                                                    2,053,701         2,146,000          2,146,000
      All other corporate                                                 7,298,784         7,721,624          7,721,624
                                                                     ----------------- ---------------- -------------------
          Total fixed maturities available-for-sale                      13,438,630        14,167,377         14,167,377
                                                                     ----------------- ---------------- -------------------
Equity securities available-for-sale:
   Common stocks:
      Industrial, miscellaneous and all other                                26,037            32,474             32,474
   Non-redeemable preferred stock                                             1,325             1,244              1,244
                                                                     ----------------- ---------------- -------------------
          Total equity securities available-for-sale                         27,362            33,718             33,718
                                                                     ----------------- ---------------- -------------------

Mortgage loans on real estate                                             4,838,432                            4,786,599*
Real estate:
   Investment properties                                                    213,340                              171,739*
   Acquired in satisfaction of debt                                          82,930                               67,350*
Policy loans                                                                370,908                              370,908
Other long-term investments                                                  73,190                               67,280#
Short-term investments                                                       45,732                               45,732
                                                                     -----------------                  -------------------
          Total investments                                             $19,090,524                           19,710,703
                                                                     =================                  ===================


* Difference from Column B is primarily due to accumulated depreciation and valuation allowances due to impairments on real estate and valuation allowances due to impairments on mortgage loans on real estate. See Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations and note 5 to the consolidated financial statements.

# Difference from Column B is primarily due to operating losses of investments in limited partnerships.





See accompanying independent auditors' report.

                                                                   Schedule III
                                                                   ------------
               NATIONWIDE LIFE INSURANCE COMPANY AND SUBSIDIARIES
                      Supplementary Insurance Information
                        December 31, 1995, 1994 and 1993
                                (000's omitted)


----------------------------------- -------------- -------------------- ------------------- ------------------ ---------------
             Column A                  Column B          Column C            Column D           Column E          Column F
----------------------------------- -------------- -------------------- ------------------- ------------------ ---------------
                                       Deferred       Future policy                           Other policy
                                        policy      benefits, losses,                          claims and
             Segment                 acquisition        claims and      Unearned premiums   benefits payable      Premium
                                        costs         loss expenses            (1)                 (2)            revenue
----------------------------------- -------------- -------------------- ------------------- ------------------ ---------------
1995: Long-term savings                $   668,784          14,847,449                                    455               -
      Life insurance                       416,209           2,494,344                                408,990         274,957
      Accident and health
       insurance                             9,202             858,335                                 15,264         509,658
      Corporate                                  -                   -                                      -               -
                                    -------------- ---------------------                    ------------------ ---------------
             Total                      $1,094,195          18,200,128                                424,709         784,615
                                    ============== =====================                    ================== ===============

1994: Long-term savings                    663,696          13,300,015                                    240               -
      Life insurance                       387,486           2,245,375                                397,174         209,538
      Accident and health
       insurance                            12,977             776,071                                 13,414         324,524
      Corporate                                  -                   -                                      -               -
                                    -------------- ---------------------                    ------------------ ---------------
             Total                      $1,064,159          16,321,461                                410,828         534,062
                                    ============== =====================                    ================== ===============

1993: Long-term savings                    506,243          11,308,024                                  1,262               -
      Life insurance                       291,683           2,047,844                                378,788         215,715
      Accident and health
       insurance                            14,018             736,387                                 14,595         312,655
      Corporate                                  -                   -                                      -               -
                                    -------------- ---------------------                    ------------------ ---------------
             Total                     $   811,944          14,092,255                                394,645         528,370
                                    ============== =====================                    ================== ===============

----------------------------------- -------------- -------------------- ------------------  -----------------  --------------
             Column A                  Column G          Column H            Column I           Column J          Column K
----------------------------------- -------------- -------------------- ------------------- ------------------ ---------------
                                         Net                                Amortization           Other
                                      investment    Benefits, claims,       of deferred          operating
             Segment                    income          losses and            policy              expenses         Premiums
                                         (3)       settlement expenses   acquisition costs          (3)             written
----------------------------------- -------------- -------------------- ------------------- ------------------ ---------------

1995: Long-term savings                 $1,124,207           1,009,632             51,998             210,525
      Life insurance                       202,285             267,123             34,124              94,461
      Accident and health
       insurance                            22,725             379,532              6,922             153,984         473,513
      Corporate                            133,763                   -                  -                   -
                                    -------------- -------------------- ------------------- ------------------
             Total                      $1,482,980           1,656,287             93,044             458,970
                                    ============== ==================== =================== ==================

1994: Long-term savings                    945,318             807,756             56,236             171,038
      Life insurance                       183,933             237,125             33,394              90,535
      Accident and health
       insurance                           21,020             234,882              5,114              90,829         315,688
      Corporate                            139,230                   -                  -                   -
                                    -------------- -------------------- ------------------- ------------------
             Total                      $1,289,501           1,279,763             94,744             352,402
                                    ============== ==================== =================== ==================

1993: Long-term savings                    897,639             800,385             43,291             157,046
      Life insurance                       178,978             227,786             35,220              89,496
      Accident and health
       insurance                            27,108             208,735             23,623              82,854        263,117
      Corporate                            100,701                   -                  -                   -
                                    -------------- -------------------- ------------------- ------------------
             Total                      $1,204,426           1,236,906            102,134             329,396
                                    ============== ==================== =================== ==================

(1)  Unearned premiums are included in Column C amounts.        (3)  Allocations of net investment income and certain general
(2)  Column E agrees to the sum of the consolidated balance          expenses are based on a number of assumptions and
     sheet captions, "Policyholders' dividend                        estimates, and reported operating results would
     accumulations" and "Other policyholder funds".                  change by segment if different methods were applied.

See accompanying independent auditors' report.

                                                                     Schedule IV
                                                                     -----------
               NATIONWIDE LIFE INSURANCE COMPANY AND SUBSIDIARIES
                                  Reinsurance
                  Years ended December 31, 1995, 1994 and 1993
                                (000's omitted)


                                                                                                              Percentage
                                                        Ceded to         Assumed from                         of amount
                                   Gross amount      other companies   other companies      Net amount      assumed to net
                                ------------------- ------------------ ----------------- ------------------ ---------------
1995:
Life insurance in force              $51,613,116          6,865,011            742,451        45,490,556           1.6%
                                =================== ================== ================= ================== ===============

Premiums:
   Life insurance                        281,687             12,817              6,087           274,957           2.2%
   Accident and health
     insurance                           427,943             73,131            154,846           509,658          30.4%
                                ------------------- ------------------ ----------------- ------------------ ---------------
          Total                    $     709,630             85,948            160,933           784,615          20.5%
                                =================== ================== ================= ================== ===============
1994:
Life insurance in force              $46,262,595          5,289,259            819,799        41,793,135           2.0%
                                =================== ================== ================= ================== ===============
Premiums:
   Life insurance                        209,918              7,551              7,171           209,538           3.4%
   Accident and health
     insurance                           389,573             69,095              4,046           324,524           1.2%
                                ------------------- ------------------ ----------------- ------------------ ---------------
          Total                    $     599,491             76,646             11,217           534,062           2.1%
                                =================== ================== ================= ================== ===============

1993:
Life insurance in force              $39,417,116          4,352,071            180,739        35,245,784           0.5%
                                =================== ================== ================= ================== ===============
Premiums:
   Life insurance                        218,764              6,161              3,112           215,715           1.4%
   Accident and health
     insurance                           398,289             88,506              2,872           312,655           0.9%
                                ------------------- ------------------ ----------------- ------------------ ---------------
          Total                    $     617,053             94,667              5,984           528,370           1.1%
                                =================== ================== ================= ================== ===============





See accompanying independent auditors' report.

                                                                      Schedule V
                                                                      ----------
               NATIONWIDE LIFE INSURANCE COMPANY AND SUBSIDIARIES
                       Valuation and Qualifying Accounts
                  Years ended December 31, 1995, 1994 and 1993
                                (000's omitted)


------------------------------------------------- ---------------- ----------------------------- ------------- -------------
                    Column A                         Column B               Column C               Column D      Column E
------------------------------------------------- ---------------- ----------------------------- ------------- -------------
                                                    Balance at     Charged to                                   Balance at
                                                   beginning of     costs and      Charged to     Deductions      end of
Description                                           period        expenses     other accounts      (1)          period
------------------------------------------------- ---------------------------------------------- ------------- -------------
1995:
Valuation allowances - fixed maturity securities       $     -         10,153               -         10,153             -
Valuation  allowances  - mortgage  loans on real
  estate                                                47,892          7,653               -          4,850        50,695
Valuation allowances - real estate                      27,330         (1,080)              -              -        26,250
Valuation allowances - other long-term
  investments                                                -            457               -              -           457


1994:
Valuation allowances - fixed maturity securities         6,680         (6,680)              -              -             -
Valuation  allowances  - mortgage loans on real
  estate                                                42,350         21,672               -         16,130        47,892
Valuation allowances - real estate                      31,357         (4,027)              -              -        27,330


1993:
Valuation allowances - fixed maturity securities         5,746            934               -              -         6,680
Valuation  allowances - mortgage loans on real
  estate                                                31,872         28,241               -         17,763        42,350
Valuation allowances - real estate                      35,471         (4,114)              -              -        31,357
Valuation allowances - other long-term
  investments                                              700           (700)              -              -             -


(1) Amounts represent direct write-downs charged against the valuation allowance.





See accompanying independent auditors' report.