Form 10-K
period 1996-12-31
NATIONWIDE LIFE INSURANCE CO
filed 1997-03-28
CIK 205695

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549
                      ------------------------------------

                                    FORM 10-K

                  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 1996        COMMISSION FILE NO. 2-28596

                        NATIONWIDE LIFE INSURANCE COMPANY
             (Exact name of registrant as specified in its charter)


                              OHIO                                                      31-4156830
 (State or other jurisdiction of incorporation or organization)            (I.R.S. Employer Identification No.)


                              ONE NATIONWIDE PLAZA
                              COLUMBUS, OHIO 43215
                                 (614) 249-7111
               (Address, including zip code, and telephone number,
        including area code, of Registrant's principal executive offices)


           Securities registered pursuant to Section 12(b) of the Act:

                                      NONE
                                (Title of Class)


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

ALL VOTING STOCK WAS HELD BY AFFILIATES OF THE REGISTRANT ON FEBRUARY 28, 1997.

COMMON STOCK - 3,814,779 SHARES ISSUED AND OUTSTANDING AS OF DECEMBER 31, 1996 (Title of Class)

                                     PART I

ITEM 1        BUSINESS
------        --------

              Organization

              Nationwide Life Insurance Company (NLIC) was incorporated in 1929 and is an Ohio stock legal reserve life insurance company. NLIC offers a variety of forms of variable annuities, fixed annuities, ordinary life insurance, universal life insurance, variable universal life insurance and term and endowment coverage on a participating and a non-participating basis. During 1996, NLIC discontinued its individual and group accident and health insurance and group life insurance business and in connection therewith, has entered into reinsurance agreements to cede all existing and any future writings to other affiliated companies and is implementing a plan to cease writing any new business prior to December 31, 1997.

              As of December 31, 1996, NLIC was wholly owned by Nationwide Corporation (Nationwide Corp.). Wholly owned subsidiaries of NLIC as of December 31, 1996 include Nationwide Life and Annuity Insurance Company (NLAIC), Employers Life Insurance Company of Wausau (ELICW), National Casualty Company (NCC), West Coast Life Insurance Company (WCLIC), Nationwide Advisory Services, Inc.
              (NAS), Nationwide Investment Services Corporation (NISC) and NWE, Inc. (NWE). NLIC and its subsidiaries are collectively referred to as "the Company."

              The Company is a member of the Nationwide Insurance Enterprise (Enterprise), which consists of Nationwide Mutual Insurance Company (NMIC) and all of its subsidiaries and affiliates.

              In November 1996, Nationwide Corp. formed Nationwide Financial Services, Inc. (NFS) as a holding company for NLIC and the other companies of the Enterprise that offer or distribute long-term savings and retirement products. On January 27, 1997, Nationwide Corp. contributed to NFS the common stock of the Company and three marketing and distribution companies.

              In anticipation of the restructuring described above, on September 24, 1996, NLIC's Board of Directors declared a dividend payable January 1, 1997 to Nationwide Corp. consisting of the outstanding shares of common stock of certain subsidiaries (ELICW, NCC and WCLIC) that do not offer or distribute long-term savings and retirement products. In addition, during 1996, NLIC entered into two reinsurance agreements whereby all of NLIC's accident and health and group life insurance business was ceded to ELICW and NMIC effective January 1, 1996.

              NLAIC offers universal life insurance, variable universal life insurance and individual annuity contracts on a non-participating basis. ELICW, purchased on December 31, 1994, writes group accident and health insurance and group life insurance business. On December 31, 1993, Nationwide Corp. contributed all of the outstanding shares of common stock of NCC, WCLIC and NAS to the Company. NCC is a property casualty company that serves as a fronting company for a property casualty subsidiary of NMIC. WCLIC principally writes high dollar term life insurance business. NAS is a registered broker-dealer providing investment management and administration services. NISC, contributed by Nationwide Corp. on April 5, 1996, is a registered broker-dealer doing business solely in the deferred compensation market. NWE was formed by NLIC on January 18, 1994 to hold special investments.

              Description of Business

              The Company is a leading provider of long-term savings and retirement products to retail and institutional customers throughout the United States (U.S.). The Company offers variable annuities, fixed annuities and life insurance as well as mutual funds and pension products and administrative services. By developing and offering a wide variety of products, the Company believes that it has positioned itself to compete effectively in various stock market and interest rate environments. The Company markets its products through a broad spectrum of wholesale and retail distribution channels, including financial planners, pension plan administrators, securities firms, banks and Enterprise insurance agents.

              The Company is one of the leaders in the development and sale of variable annuities. For the year ended December 31, 1996, the Company was the fourth largest U.S. writer of individual variable annuity contracts based on sales, according to The Variable Annuity Research & Data Service. Its principal variable annuity series, The Best of America, allows the customer to choose from 36 investment options, including mutual funds managed by such well-known firms as American Century, Dreyfus, Fidelity, Janus, Neuberger & Berman, Oppenheimer, T. Rowe Price, Templeton, Vanguard and Warburg Pincus, as well as mutual funds managed by the Company.

              In the mid-1970's, to capitalize on anticipated opportunities in the growing market for long-term savings and retirement products, the Company embarked on a specific strategy of broadening its distribution channels and product offerings beyond selling traditional life insurance. Over a 20-year period, the Company added financial planners, pension plan administrators, securities firms and banks as new distribution channels. Such distribution channels in the aggregate accounted for approximately 93.8% of the Company's sales in 1996. Currently, the Company administers approximately 15,000 pension plans and has distribution arrangements with 151 banks and other financial institutions, over 1,000 broker/dealers and over 30,000 registered representatives. The Company has payroll deduction variable annuity enrollee customers in approximately 6,000 state and local government entities and 1,800 school districts, which have been obtained principally through sponsorship relationships with the National Association of Counties and The United States Conference of Mayors and an exclusive contractual arrangement with The National Education Association of the United States.

              The Company has grown substantially in recent years as a result of its long-term investment in developing the distribution channels necessary to reach its target customers and the products required to meet the demands of these customers. The Company believes its growth has been further enhanced by favorable demographic trends, the growing tendency of Americans to supplement traditional sources of retirement income with self-directed investments, such as products offered by the Company, and the performance of the financial markets, particularly the U.S. stock markets, in recent years.

              The Company believes that demographic trends and shifts in attitudes toward retirement savings will continue to support increased consumer demand for its products. According to U.S. Census Bureau projections, the number of Americans between the ages of 45 and 64 will grow from 55.7 million in 1996 to 71.1 million in 2005, making this "preretirement" age group the fastest growing segment of the U.S. population. The Company believes that Americans increasingly are supplementing traditional sources of retirement income, such as employer-provided defined benefit plans and Social Security, with self-directed investments.

              Product Segments

              During 1996, the Company changed its reporting segments to better reflect the way the businesses are managed. Prior periods have been restated to reflect these changes. Operating segment data is presented in note 16 to the consolidated financial statements and in Financial Statement Schedule III.

              The Company has three primary operating segments: Variable Annuities, Fixed Annuities and Life Insurance. The Variable Annuities segment, which accounted for $90.2 million (or 28.7%) of the Company's operating income (which excludes realized gains and losses on investments and discontinued operations) before federal income tax expense for 1996, consists of annuity contracts that provide the customer with the opportunity to invest in mutual funds managed by independent investment managers and the Company, with investment returns accumulating on a tax-deferred basis. The Fixed Annuities segment, which accounted for $135.4 million (or 43.0%) of the Company's operating income before federal income tax expense for 1996, consists of annuity contracts that generate a return for the customer at a specified interest rate, fixed for a prescribed period, with returns accumulating on a tax-deferred basis. Such contracts consist of single premium deferred annuities, flexible premium deferred annuities and single premium immediate annuities. The Fixed Annuities segment also includes the fixed option under the Company's variable annuity contracts, which accounted for 70.5% of the Company's fixed annuity policy reserves as of December 31, 1996. For the year ended December 31, 1996, the average crediting rates on contracts (including the fixed option under the Company's variable annuity contracts) in the Fixed Annuities segment was 6.3%. Substantially all of the Company's crediting rates on its fixed annuity contracts are guaranteed for a period not exceeding 15 months. The Life Insurance segment, which accounted for $67.2 million (or 21.4%) of the Company's operating income before federal income tax expense for 1996, consists of insurance products, including variable life insurance products, that provide a death benefit and may also allow the customer to build cash value on a tax-deferred basis. In addition, the Company reports corporate income and expenses not specifically allocated to its product segments in a Corporate and Other segment, which accounted for $21.8 million (or 6.9%) of the Company's operating income before federal income tax expense for 1996.

              Regulation

              NLIC and its insurance company subsidiaries, as with other insurance companies, are subject to extensive regulation and supervision in the jurisdictions in which they do business. Such regulations limit the amount of dividends and other payments that can be paid by insurance companies without prior approval and impose restrictions on the amount and type of investments insurance companies may hold. These regulations also affect many other aspects of insurance companies businesses, including licensing of insurers and their products and agents, risk-based capital requirements and the type and amount of required asset valuation reserve accounts. These regulations are primarily intended to protect policyholders rather than stockholders. The Company can not predict the effect that any proposed or future legislation may have on the financial condition or results of operations of the Company.

              Competition

              The Company competes with a large number of other insurers as well as non-insurance financial services companies, such as banks, broker/dealers and mutual funds, some of whom have greater financial resources, offer alternative products and, with respect to other insurers, have higher ratings than the Company. The Company believes that competition in the Company's lines of business is based on price, product features, commission structure, perceived financial strength, claims-paying ratings, service and name recognition. National banks, with their preexisting customer bases for financial services products, may pose increasing competition in the future to insurers who sell annuities, including the Company, as a result of the U.S. Supreme Court's 1994 decision in NationsBank of North Carolina v. Variable Annuity Life Insurance Company, which permits national banks to sell annuity products of life insurance companies in certain circumstances.

              Several proposals to repeal or modify the Glass-Steagall Act of 1933, as amended, and the Bank Holding Company Act of 1956, as amended, have been made by members of Congress and the Clinton Administration. Currently, the Bank Holding Company Act restricts banks from being affiliated with insurance companies. None of these proposals has yet been enacted, and it is not possible to predict whether any of these proposals will be enacted, or, if enacted, their potential effect on the Company.

              Employees

              As of December 31, 1996, the Company had approximately 3,200 employees. None of the employees of the Company are covered by a collective bargaining agreement and the Company believes that its employee relations are satisfactory.


ITEM 2        PROPERTIES
------        ----------

              The Company's principal executive offices are located in Columbus, Ohio. The Company leases its home office complex, consisting of approximately 465,000 square feet, from NMIC and its subsidiaries at One Nationwide Plaza, Two Nationwide Plaza and Three Nationwide Plaza, Columbus, Ohio. The Company believes that its present facilities are adequate for the anticipated needs of the Company.

ITEM 3        LEGAL PROCEEDINGS
------        -----------------

              From time to time the Company is a party to litigation and arbitration proceedings in the ordinary course of its business, none of which is expected to have a material adverse effect on the Company.

              In recent years, life insurance companies have been named as defendents in lawsuits, including class action lawsuits, relating to life insurance pricing and sales practices. A number of these lawsuits have resulted in substantial jury awards or settlements. In October 1996, a policyholder of NLIC filed a complaint in Alabama state court against NLIC and an agent of NLIC (Wayne M. King v. Nationwide Life Insurance Company and Danny Nix) related to the sale of a whole life policy on a "vanishing premium" basis and seeking unspecified compensatory and punitive damages. In February 1997, NLIC was named as a defendant in a lawsuit filed in New York Supreme Court also related to the sale of whole life policies on a "vanishing premium" basis (John H. Snyder v. Nationwide Mutual Insurance Company, Nationwide Mutual Insurance Co. and Nationwide Life Insurance Co.). The plaintiff in such lawsuit seeks to represent a national class of NLIC policyholders and claims unspecified compensatory and punitive damages. This lawsuit is in the early stage and has not been certified as a class action. NLIC intends to defend these cases vigorously. There can be no assurance that any future litigation relating to pricing and sales practices will not have a material effect on the Company.

ITEM 4        SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
------        ---------------------------------------------------

              On April 3, 1996, a special meeting of the sole shareholder of NLIC was held. The purpose of this meeting was to vote on a proposal to amend and restate the Code of Regulations of Nationwide Life Insurance Company to update the titles and duties of certain officers and consider revisions in the indemnification provisions. The Proxy Committee cast all 3,814,779 shares in favor of the resolution, none against. No shares were withheld from the vote.

              On April 4, 1996, NLIC held its annual shareholder meeting. At the annual meeting, the shareholder elected as Directors the six nominees of the Board of Directors by the following vote of the Proxy Committee:

                  Nominee                             Shares For            Shares Withheld
                  -------                             ----------            ---------------
                  One-Year Term:
                      Joseph J. Gasper                3,814,779                   -0-

                  Three-Year Term:
                      Keith W. Eckel                  3,814,779                   -0-
                      Charles L. Fuellgraf, Jr.       3,814,779                   -0-
                      Dimon Richard McFerson          3,814,779                   -0-
                      Arden L. Shisler                3,814,779                   -0-
                      Harold W. Weihl                 3,814,779                   -0-

              The term of office of the Directors, Lewis J. Alphin, Willard J. Engel, Fred C. Finney, Henry S. Holloway, David O. Miller, C. Ray Noecker, James F. Patterson, Robert L. Stewart and Nancy C. Thomas, continued after the meeting.


                                     PART II

ITEM 5        MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED SHAREHOLDER
------        ------------------------------------------------------------
              MATTERS
              -------

              There is no established public trading market for the NLIC's shares of common stock. As of December 31, 1996, none of the 3,814,779 shares of NLIC's common stock issued and outstanding was held by public shareholders. Nationwide Corp. was the sole shareholder of NLIC's common stock until January 27, 1997, when it contributed all of the outstanding shares of NLIC's common stock to NFS.

              NLIC paid cash dividends of $50,000,000 and $7,450,000 to Nationwide Corp. during 1996 and 1995, respectively. On September 24, 1996, NLIC's Board of Directors declared a dividend payable January 1, 1997 to Nationwide Corp., consisting of the outstanding shares of common stock of ELICW, NCC and WCLIC, amounting to $485,707,298.

              On February 6, 1997 NLIC's Board of Directors declared an $850,000,000 dividend which was paid on February 24, 1997 to NFS, which then made an equivalent distribution to Nationwide Corp. This dividend payment was approved by the Department of Insurance of the State of Ohio.

              NLIC currently does not have a formal dividend policy. Management of NLIC currently does not anticipate making further dividend payments during 1997.

              Reference is made to Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations and note 12 to the consolidated financial statements for information regarding dividend restrictions.

ITEM 6        SELECTED CONSOLIDATED FINANCIAL DATA
------        ------------------------------------

              The following table sets forth certain summary consolidated financial data. The consolidated income statement data set forth below for the years ended December 31, 1992 through 1996 and the consolidated balance sheet data as of December 31, 1992 through 1996 are derived from the consolidated financial statements of the Company. The summary consolidated financial data set forth below should be read in conjunction with the consolidated financial statements of the Company and notes thereto and the other financial information, including Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations, included elsewhere herein.

                    Selected Consolidated Financial Data (1)
                                ($000's omitted)

                                                                      As of and for the year ended December 31,
                                                    ------------------------------------------------------------------------
                                                         1996           1995          1994          1993          1992
                                                    --------------- ------------- ------------- ------------- --------------
              Total revenues                        $   1,992,838      1,798,651     1,599,499     1,597,993     1,368,429
              Total benefits and expenses               1,677,341      1,511,079     1,357,641     1,319,985     1,239,877
                                                    --------------- ------------- ------------- ------------- --------------
              Income from continuing operations
                before federal income tax expense
                and cumulative effect of changes
                in accounting principles                  315,497        287,572       241,858       278,008       128,552
              Federal income tax expense                  110,889         99,808        78,589        94,905        33,804
                                                    --------------- ------------- ------------- ------------- --------------
              Income from continuing operations
                before other items                        204,608        187,764       163,269       183,103        94,748
              Income from discontinued
                operations (less federal income
                tax expense)                               11,324         24,714        20,459        28,637         2,067
              Cumulative effect of changes in
                accounting principles                           -              -             -          (231)            -
                                                    --------------- ------------- ------------- ------------- --------------
              Net income                            $     215,932        212,478       183,728       211,509        96,815
                                                    =============== ============= ============= ============= ==============

              Total assets                          $  47,766,246     38,507,633    29,246,024    24,700,213    20,763,028
                                                    =============== ============= ============= ============= ==============

              ----------
              (1) Consolidated financial data of the Company as of and for the years ended December 31, 1995, 1994, 1993 and 1992 has been restated to reflect the discontinued operations treatment of certain NLIC subsidiaries and lines of business that were unrelated to the long-term savings and retirement products business. See note 2 to the consolidated financial statements herein for additional information regarding the discontinued operations treatment.


ITEM 7        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
------        ---------------------------------------------------------------
              RESULTS OF OPERATIONS
              ---------------------

              INTRODUCTION

              The following analysis of consolidated results of operations and financial condition of the Company should be read in conjunction with Item 6 - Selected Consolidated Financial Data and the consolidated financial statements and related notes included elsewhere herein.

              RESULTS OF OPERATIONS

              Policy Charges. Policy charges include asset fees, which are primarily earned from separate account assets generated from sales of variable annuities; administration fees, which include fees charged per contract on a variety of the Company's products and premium loads on universal life insurance products; surrender fees, which are charged as a percentage of assets withdrawn during a specified period (usually the first seven years) of annuity and certain life insurance contracts; and cost-of-insurance charges earned on universal life insurance products. For 1996, policy charges were $400.9 million, a 39.9% increase from $286.5 million in 1995. Policy charges increased 32.0% in 1995 from $217.2 million in 1994. Increases in policy charges have resulted primarily from increases in separate account assets and the resulting higher levels of asset fees, as well as a moderate increase in all of the fees discussed above due to the growth in customer accounts.

              Life Insurance Premiums. Life insurance premiums are earned primarily from traditional life insurance in the Life Insurance segment, but are also earned from the sale of life-contingent immediate annuities in the Fixed Annuities segment. Life insurance premiums from traditional life insurance policies are recognized as revenue when due from the policyholder. For life-contingent immediate annuities, net premium (i.e., the portion of the premium which covers benefits and expenses) is recognized as revenue when received. Any premium received in excess of the net premium is deferred and recognized as revenue over the expected benefit period. Traditional life insurance products accounted for 87.9%, 83.5% and 88.6% of the total life insurance premiums in 1996, 1995 and 1994, respectively. Life insurance premiums were $198.6 million for 1996, a 0.3% decrease from $199.1 million for 1995. The slight decrease in 1996 was due to an $8.7 million decrease in sales of life-contingent immediate annuities offset by an $8.3 million increase in traditional life insurance premiums. Life insurance premiums increased 12.7% in 1995 from $176.7 million in 1994. The 1995 increase in life insurance premiums resulted from an increase in traditional life insurance in-force in the Life Insurance segment and growth in the Fixed Annuities segment.

              Net Investment Income. Net investment income includes the gross investment income earned on investments supporting fixed annuities and certain life insurance products as well as the yield on the Company's general account invested assets which are not allocated to product segments. Net investment income was $1.36 billion in 1996, $1.29 billion in 1995 and $1.21 billion in 1994. Net investment income has increased as a result of growth in the Company's general account invested assets. General account invested assets were $18.31 billion, $17.78 billion and $15.18 billion as of December 31, 1996, 1995 and 1994, respectively.

              Realized Gains/(Losses) on Investments. Realized gains (losses) on investments are not considered by the Company to be a recurring source of earnings (operations). The Company makes decisions concerning the sale of invested assets based on a variety of market, business, tax and other factors. All realized gains and losses are reported in the Corporate and Other segment. Net realized losses on investments were $0.3 million in 1996, $1.7 million in 1995 and $16.5 million in 1994.

              Other Income. Other income consists of investment management fees earned by a subsidiary of the Company from the management of Nationwide mutual funds. Net investment management fees earned on Nationwide mutual fund assets selected as investment options for variable annuity products and variable life insurance products are reported in the Variable Annuities segment and Life Insurance segment, respectively. The Company also sells its mutual fund products separately, and investment management fees from these assets are included in the Corporate and Other segment. Other income was $35.9 million in 1996, $20.7 million in 1995 and $11.3 million in 1994. The increase in other income in 1996 and 1995 resulted primarily from an increase in asset management fees earned on mutual fund assets.

              Benefits and Claims. Benefits and claims consist primarily of interest credited on fixed annuity products and life insurance benefits in the Life Insurance segment. Benefits and claims increased 4.0% to $1.16 billion in 1996 from 1995. Benefits and claims increased 12.4% to $1.12 billion in 1995 from $992.7 million in 1994. The changes in benefits and claims from year to year are primarily attributable to the changes in interest credited which are discussed in the Fixed Annuities segment results below. Life insurance benefits have remained consistent over the periods.

              Policyholder Dividends. Policyholder dividends are paid on certain participating policies, primarily in the Life Insurance segment. Policyholder dividends were $41.0 million in 1996, a 2.8% increase over 1995. Policyholder dividends increased 2.8% to $39.9 million in 1995 from $38.8 million in 1994.

              Amortization of DAC. Amortization of deferred policy acquisition costs (DAC) results from the capitalization of commissions and other costs of acquiring new contracts and the amortization of these costs over the estimated life of the contract. Amortization of DAC was $133.4 million in 1996, a 61.3% increase over 1995. Amortization of DAC decreased 3.4% to $82.7 million in 1995 from $85.6 million in 1994. The increase in 1996 was primarily attributable to growth in all product segments while the decrease in 1995 resulted from a decrease in the amortization rate for variable and fixed individual annuities due to lower than anticipated lapse rates and strong separate account asset performance.

              Operating Expenses. Operating expenses were $342.4 million in 1996, an 25.4% increase from 1995. Operating expenses increased 13.4% to $273.0 million in 1995 from $240.7 million in 1994. These increases were primarily due to the increasing number of individual and group annuity contracts in-force and the related increase in administrative processing costs. The Company has controlled its operating expenses by taking advantage of economies of scale and by increasing productivity through investments in technology. As a result, the ratio of operating expenses to total assets declined to 0.72% in 1996 and 0.71% in 1995 from 0.82% in 1994.

              Federal Income Tax Expense. Federal income tax expense was $110.9 million, $99.8 million and $78.6 million, representing effective tax rates of 35.2%, 34.7% and 32.5% for 1996, 1995 and 1994, respectively. The increase in the 1996 effective tax rate is the result of greater benefits in 1995 and 1994 from charitable donations of appreciated securities.

              Net Operating Income. Net operating income is net income, excluding realized gains and losses on investments (net of related federal income tax) and discontinued operations. Net operating income for 1996 was $203.7 million, an 8.5% increase from 1995. The Company's net operating income increased 8.2% to $187.7 million in 1995 from $173.5 million in 1994.

              Discontinued Operations. Discontinued operations include the results of (i) the three NLIC subsidiaries whose outstanding capital stock, on September 24, 1996, was declared as a dividend to Nationwide Corp. and (ii) all of NLIC's accident and health and group life business which was ceded to affiliates effective January 1, 1996. NLIC did not recognize any gain or loss on the disposal of these subsidiaries or discontinuance of the accident and health and group life insurance business. Income from discontinued operations was $11.3 million in 1996, a 54.3% decrease from $24.7 million in 1995. The decrease is attributable to losses incurred on group accident and health business, which are due to increases in the volume of claims and medical costs. Income from discontinued operations was $24.7 million in 1995, a 20.5% increase from $20.5 million in 1994. The increase is attributable to the income reported by ELICW, which NLIC acquired effective December 31, 1994.


              EFFECT OF DIVIDEND AND CAPITAL CONTRIBUTIONS

              On February 24, 1997, NLIC paid a dividend to NFS, which subsequently made a dividend payment to Nationwide Corp., consisting of securities having an aggregate fair value of $850.0 million. On March 10, 1997 and March 11, 1997, NFS made cash capital contributions to NLIC totaling $836.8 million. These transactions resulted in a net decrease in invested assets of NLIC of $13.2 million, which is expected to result in a decrease in net investment income in the future.


              RESULTS OF OPERATIONS BY PRODUCT SEGMENT

              The Company has three product segments: Variable Annuities, Fixed Annuities and Life Insurance. In addition, the Company reports corporate income and expenses and investments and related investment income supporting capital not specifically allocated to its product segments in a Corporate and Other segment. All information set forth below relating to the Company's Variable Annuities segment excludes the fixed option under the Company's variable annuity contracts. Such information is included in the Company's Fixed Annuities segment.

              The table below presents summary financial data for the Company by segment.

                                                                                      As of and for the Year Ended
                                                                                              December 31,
                                                                                ------------------------------------------
                                                                                    1996          1995          1994
                                                                                ------------------------------------------
                                                                                          (Dollars in millions)
              REVENUES:
              Variable Annuities (1)                                            $     284.6         189.0         132.7
              Fixed Annuities (1)                                                   1,092.6       1,052.0         939.9
              Life Insurance                                                          435.6         409.1         383.1
              Corporate and Other                                                     180.3         150.3         160.3
                                                                                ------------------------------------------
                   Total operating revenues                                         1,993.1       1,800.4       1,616.0
              Realized losses on investments                                           (0.3)         (1.7)        (16.5)
                                                                                ------------------------------------------
                   Total revenues                                                $  1,992.8       1,798.7       1,599.5
                                                                                ==========================================

              INCOME FROM CONTINUING OPERATIONS BEFORE FEDERAL
                 INCOME TAX EXPENSE:
              Variable Annuities                                                $      90.3          50.8          24.6
              Fixed Annuities                                                         135.4         137.0         139.0
              Life Insurance                                                           67.2          67.6          53.0
              Corporate and Other                                                      22.9          33.9          41.8
                                                                                ------------------------------------------
                   Total operating income                                             315.8         289.3         258.4
              Realized losses on investments                                           (0.3)         (1.7)        (16.5)
                                                                                ------------------------------------------
                   Total income from continuing operations before federal
                      income tax expense                                        $     315.5         287.6         241.9
                                                                                ==========================================

              POLICY RESERVES:
              Variable Annuities (2)                                              $24,278.1      16,761.8      10,751.1
              Fixed Annuities (2)                                                  13,511.8      12,784.0      11,247.0
              Life Insurance                                                        2,938.9       2,660.5       2,425.2
              Corporate and Other                                                   3,302.5       2,644.3       2,252.7
                                                                                ------------------------------------------
                   Total policy reserves (3)                                      $44,031.3      34,850.6      26,676.0
                                                                                ==========================================

              ----------
              (1) Revenues related to the fixed option under the Company's variable annuity contracts are included in Fixed Annuities.

              (2) Policy reserves related to the fixed option under the
                  Company's variable annuity contracts are included in Fixed Annuities. As of December 31, 1996, 1995 and 1994, such policy reserves represented $9.52 billion, $8.83 billion and $7.27 billion, respectively.

              (3) Total policy reserves as presented here differ from the amounts set forth in the Company's financial statements because the presented amounts exclude (i) accident and health and group life insurance business ceded to other members of the Enterprise and (ii) the fixed annuity policy reserves ceded to Franklin Life Insurance Company (Franklin Life). See
                  Item 13 - Certain Relationships and Related Transactions.

              Variable Annuities

              Revenues. Revenues in the Variable Annuities segment consist of policy charges and other income. Policy charges consist of asset fees, which are generally a percentage of separate account assets deposited for the purchase of variable annuities; administration fees, which are generally a specific dollar amount per contract; and surrender fees, which are charged against assets withdrawn during a specified period (generally the first seven years) of variable annuity contracts. The separate account assets generated by the Variable Annuities segment do not contribute to net investment income of the Company because the customer receives the investment benefit and bears the investment risk of these assets. Other income includes net investment management fees earned on separate account assets held in mutual funds managed by a subsidiary of NLIC.

              Revenues were $284.6 million in 1996, a 50.6% increase from 1995. Revenues increased 42.4% to $189.0 million in 1995 from $132.7 million in 1994. Revenues have increased primarily as a result of growth in separate account assets related to this segment and the corresponding growth in asset fees, which were $261.8 million, $172.8 million and $120.4 million in 1996, 1995 and 1994, respectively. Asset fees as a percentage of variable annuity separate account assets have remained relatively stable during the periods presented, reflecting minimal changes in the levels of asset fees charged on most variable annuity products.

              Income from Continuing Operations Before Federal Income Tax Expense. Income from continuing operations before federal income tax expense was $90.3 million in 1996, a 77.8% increase from 1995. Income from continuing operations before federal income tax expense increased 106.5% to $50.8 million in 1995 from $24.6 million in 1994. Increases have primarily resulted from growth in variable annuity separate account assets and the corresponding increases in asset fees combined with expense levels which have decreased as a percentage of revenues. Total expenses were $189.7 million, $135.4 million and $105.8 million, or 66.7%, 71.6% and 79.7% of total revenues, for 1996, 1995 and 1994, respectively. During the period, the Company has controlled its operating expenses by taking advantage of economies of scale and by increasing productivity through investments in technology.

              Policy Reserves. Variable annuity policy reserves increased 44.9% from $16.76 billion as of December 31, 1995 to $24.28 billion as of December 31, 1996. Of this increase, $2.72 billion was due to market appreciation of separate account assets, while $6.50 billion of statutory premiums and deposits offset by $1.70 billion of withdrawals and policy charges resulted in the remainder of the increase. Variable annuity policy reserves increased 55.9% to $16.76 billion as of December 31, 1995 from $10.75 billion as of December 31, 1994, which was a 36.8% increase from $7.86 billion as of December 31, 1993. Market appreciation accounted for $2.93 billion of the increase in 1995 while market depreciation accounted for an $84.0 million decrease in 1994. Statutory premiums and deposits were $4.40 billion and $3.82 billion, while withdrawals and policy charges were $1.32 billion and $840.0 million, in 1995 and 1994, respectively.

              Fixed Annuities

              Revenues. Revenues in the Fixed Annuities segment consist mainly of net investment income, which is earned on invested assets allocated to support fixed annuity policy reserves and shareholders' equity allocated to such segment. Total revenues were $1.09 billion, $1.05 billion and $939.9 million in 1996, 1995 and 1994, respectively. Net investment income was $1.05 billion, $1.00 billion and $903.7 million, representing average pre-tax yields on the assets supporting this segment of 8.22%, 8.50% and 8.59%, in 1996, 1995 and 1994, respectively. The increase in net investment income for each period presented is the result of the increases in policy reserves discussed below and the corresponding increase in invested assets.

              Interest Credited. Interest credited on account balances was $805.0 million, $775.7 million and $680.9 million, representing crediting rates of 6.30%, 6.58% and 6.47%, for 1996, 1995 and
              1994, respectively. The differential between net investment income and interest credited on account balances resulted in spreads of $245.6 million, $227.1 million and $222.8 million, or 1.92%, 1.92%
              and 2.12%, in 1996, 1995 and 1994, respectively. Spreads vary depending on crediting rates offered by competitors, performance of the investment portfolio and other factors. The higher spread in 1994 is primarily the result of declining interest rates in late 1993 and early 1994 which resulted in lower crediting rates.

              Income from Continuing Operations Before Federal Income Tax Expense. Income from continuing operations before federal income tax expense was $135.4 million in 1996, a 1.2% decrease from 1995. Income from continuing operations before federal income tax expense decreased 1.4% to $137.0 million in 1995 from $139.0 million in 1994. Narrowing spreads, offset by asset growth, caused 1996 and 1995 earnings to decline from 1994.

              Policy Reserves. Fixed annuity policy reserves increased 5.7% to $13.51 billion as of December 31, 1996, from $12.78 billion as of December 31, 1995. Statutory premiums and deposits of $1.60 billion and interest credited of $805.0 million were offset by $1.68 billion of withdrawals, annuity benefits and policy charges. Policy reserves increased 13.6% to $12.78 billion as of December 31, 1995 from $11.25 billion as of December 31, 1994. Statutory premiums and deposits were $1.86 billion and $1.31 billion, while interest credited was $775.7 million and $680.9 million in 1995 and 1994, respectively. Withdrawals and policy charges were $1.10 billion and $895.0 million in 1995 and 1994, respectively.

              Life Insurance

              Revenues. Revenues in the Life Insurance segment consist of the life insurance premiums and policy charges, as well as net investment income. Total revenues were $435.6 million, $409.1 million and $383.1 million for 1996, 1995 and 1994, respectively. The increases are attributed to increases in life insurance in-force with the majority of the growth coming from the variable universal life product.

              Income from Continuing Operations Before Federal Income Tax Expense. Income from continuing operations before federal income tax expense was $67.2 million in 1996, a 0.6% decrease from $67.6 million for 1995. The decrease is attributable to the increased amount of amortization of DAC due to increased volume and higher general expenses due to increased sales offset by an increase in revenues from the variable universal product. Income from continuing operations before federal income tax expense increased 27.5% to $67.6 million in 1995 from $53.0 million in 1994. The increase is due to growth in insurance in-force, particularly variable universal life, combined with only minimal increases in expenses.

              Life Insurance In-Force. Life insurance in-force was $37.72 billion, $33.41 billion and $30.13 billion as of December 31, 1996, 1995 and 1994, respectively. Nearly two-thirds of the growth of life insurance in-force is in variable universal life and term insurance policies.

              Corporate and Other

              Revenues. Revenues in the Corporate and Other segment consist of net investment income on invested assets not allocated to the three product segments, all realized investment gains and losses, investment management fees and other revenues earned from Nationwide mutual funds other than the portion allocated to the Variable Annuities and Life Insurance segments and net investment income and policy charges from group annuity contracts issued to Enterprise employee and agent benefit plans. Total revenues excluding realized gains and losses were $180.3 million for 1996, a 20.0% increase from 1995. The increase in 1996 is the result of an increase in investment income and investment management fees earned. Total revenues excluding realized gains and losses were $150.3 million and $160.3 million in 1995 and 1994, respectively. The decrease is a result of a reduction of $155.0 million of invested assets. Effective December 31, 1994, the Company transferred $155.0 million of invested assets from the Corporate and Other segment for the purchase of ELICW. Realized losses on investments were $0.3 million, $1.7 million and $16.5 million in 1996, 1995 and 1994, respectively.

              Income from Continuing Operations Before Federal Income Tax Expense. Income from continuing operations before federal income tax expense excluding realized gains and losses was $22.9 million, $33.9 million and $41.8 million in 1996, 1995 and 1994, respectively. The decrease in 1996 from 1995 is due to a decrease in net investment income and higher operating expenses. The change from 1994 to 1995 is primarily attributed to the change in revenues discussed above.

              INTERCOMPANY AGREEMENTS

              The Company has existing arrangements with NMIC and other affiliates that address the sharing of federal income taxes, the leasing of office space and the sharing of certain operational and administrative services. These arrangements have been in effect for all periods for which financial data is presented herein. See
              Item 13 - Certain Relationships and Related Transactions-Existing Arrangements with the Enterprise. The Company does not believe that expenses recognized under the intercompany arrangements are materially different from expenses that would have been recognized had the Company operated on a stand-alone basis.

              NMIC and its U.S. subsidiaries, including the Company, file a consolidated federal income tax return. The members of the consolidated group currently have a tax sharing arrangement which provides for each member to bear essentially the same federal income tax liability as if separate tax returns were filed. For the years ended December 31, 1996, 1995 and 1994, the Company made federal income tax payments under the tax sharing arrangement of $115.8 million, $51.8 million and $83.2 million, respectively. See
              Item 13 - Certain Relationships and Related Transactions-Existing Arrangements with the Enterprise-Federal Income Taxes.

              The Company leases approximately 465,000 square feet of office space at a current market rate of $19.53 per square foot, with limited exceptions, from NMIC and certain of its subsidiaries. For the years ended December 31, 1996, 1995 and 1994, the Company made lease payments to NMIC and its subsidiaries of $9.1 million, $9.0 million and $8.1 million, respectively. See Item 13 - Certain Relationships and Related Transactions-Existing Arrangements with the Enterprise-Lease.

              Pursuant to a cost sharing agreement among NMIC and certain of its direct and indirect subsidiaries, including the Company, NMIC provides certain operational and administrative services, such as sales support, advertising, personnel and general management services, to those subsidiaries. Expenses covered by such agreement are subject to allocation among NMIC and such subsidiaries. Amounts allocated to the Company were $101.6 million, $107.1 million and $100.6 million for the years ended December 31, 1996, 1995 and 1994, respectively. Under the cost sharing agreement, expenses are allocated in accordance with NAIC guidelines and are based on standard allocation techniques and procedures acceptable under general cost accounting practices. Measures used to allocate expenses include individual employee estimates of time spent, special cost studies, salary expense, commissions expense and other measures that are agreed to by the participating companies and are within regulatory and industry guidelines and practices. The cost sharing agreement will remain in effect until terminated upon the consent of both NMIC and the Company. See Item 13 - Certain Relationships and Related Transactions-Existing Arrangements with the Enterprise-Cost Sharing Agreement.


              REINSURANCE

              The Company follows the customary industry practice of reinsuring (ceding) a portion of its life insurance and annuity risks with other companies in order to reduce net liability on individual risks, to provide protection against large losses and to obtain greater diversification of risks. The ceding of risk does not discharge the original insurer from its primary obligation to the policyholder. The Company has entered into a reinsurance contract to cede a portion of its general account individual annuity reserves to Franklin Life. Total recoveries due from Franklin Life were $240.5 million and $245.3 million as of December 31, 1996 and 1995, respectively. Under the terms of the contract, Franklin Life has established a trust as collateral for the recoveries. The trust assets are invested in investment grade securities, the market value of which must at all times be greater than or equal to 102% of the reinsured reserves. The Company has no other material reinsurance arrangements with unaffiliated reinsurers.

              The only material reinsurance agreements which the Company has with affiliates are the modified coinsurance agreements pursuant to which NLIC reinsured all of its accident and health and group life insurance business to ELICW and NMIC. See Item 13 - Certain Relationships and Related Transactions-Existing Arrangements with the Enterprise-Modified Coinsurance Agreements. NLIC entered into these reinsurance agreements because its accident and health and group life insurance business was unrelated to NLIC's long-term savings and retirement products. Accordingly, all accident and health and group life insurance business is accounted for as discontinued operations. Under the modified coinsurance agreements, invested assets are retained by the ceding company and investment earnings are paid to the reinsurer. Under the terms of such agreements, the investment risk associated with changes in interest rates is borne by ELICW or NMIC, as the case may be. Risk of asset default is retained by the Company, although a fee is paid by ELICW or NMIC, as the case may be, to NLIC for NLIC's retention of such risk. The contracts will remain in force until all policy obligations are settled. However, with respect to the agreement between NLIC and NMIC, either party may terminate the contract on January 1 of any year with prior notice. NLIC believes that the terms of such modified coinsurance agreements are consistent in all material respects with what NLIC could have obtained with unaffiliated parties.

              Total premiums ceded under the intercompany reinsurance agreements were $321.6 million during 1996. The effect of the reinsurance agreements was an increase in NLIC's income from discontinued operations before federal income tax expense of $4.5 million during 1996. NLIC does not expect the intercompany reinsurance agreements to have any material adverse effect on NLIC's future operations.


              LIQUIDITY AND CAPITAL RESOURCES

              State insurance laws generally restrict the ability of insurance companies to pay cash dividends in excess of certain prescribed limitations without prior approval. The ability of NLIC to pay dividends is subject to restrictions set forth in the insurance laws and regulations of Ohio, its domiciliary state. The Ohio insurance laws require life insurance companies to seek prior regulatory approval to pay a dividend or distribution of cash or other property if the fair market value thereof, together with that of other dividends or distributions made in the preceding 12 months, exceeds the greater of (i) 10% of policyholders' surplus as of the prior December 31 or (ii) the net income of the insurer for the 12-month period ending as of the prior December 31. The Ohio insurance laws also require insurers to seek prior regulatory approval for any dividend paid from other than earned surplus. The payment of dividends by NLIC may also be subject to restrictions set forth in the insurance laws of New York that limit the amount of statutory profits on NLIC's participating policies (measured before dividends to policyholders) that can inure to the benefit of NLIC and its stockholder. NLIC currently does not expect such regulatory requirements to impair its ability to pay operating expenses and dividends in the future. However, NLIC can give no assurance that dividends will be declared or paid.

              As a result of the $850.0 million dividend paid on February 24, 1997 and the dividend by NLIC of the stock of certain subsidiaries that do not operate in the long-term savings and retirement market, any dividend paid by NLIC during the 12-month period immediately following the $850.0 million dividend would be an extraordinary dividend under Ohio insurance laws. Accordingly, no such dividend could be paid without prior regulatory approval. NLIC has no reason to believe that any reasonably foreseeable dividend to be paid by NLIC would not receive the required approval.

              NLIC's statutory capital and surplus was $1.00 billion as of December 31, 1996. NLIC paid a dividend of $850.0 million on February 24, 1997. NFS contributed amounts totaling $836.8 million to NLIC on March 10, 1997 and March 11, 1997. NLIC believes that after such dividend and such contribution from NFS, NLIC has adequate statutory capital and surplus to satisfy all regulatory requirements and to support its growth over the following year.

              NLIC paid the dividend by transferring primarily fixed maturity investments with an aggregate market value on February 24, 1997 of $850.0 million from the Corporate and Other segment. NLIC recognized a gain of $14.4 million on the transfer of the securities. The related tax impact of the gain will be recognized but will not be paid as long as the securities are held by NMIC and NLIC remains within the consolidated federal tax return of NMIC.

              NLIC's principal sources of funds are premiums and other considerations paid, contract charges earned, net investment income received and proceeds from investments called, redeemed or sold. The principal uses of these funds are the payment of benefits on annuity contracts and life insurance policies, operating expenses and the purchase of investments. Net cash provided by operating activities (reflecting principally (i) premiums and contract charges collected, less (ii) benefits paid on life insurance products, plus (iii) income collected on invested assets, less (iv) commissions and other general expenses paid) was $346.2 million, $187.6 million and $39.9 million for the years ended December 31, 1996, 1995 and 1994, respectively. Net cash used by investing activities (principally reflecting investments purchased less investments called, redeemed or sold) was $771.3 million, $1.72 billion and $1.39 billion in the years ended December 31, 1996, 1995 and 1994, respectively. Net cash provided by financing activities (principally reflecting deposits to investment product and universal life insurance product account balances less withdrawals from such account balances and capital contributions less dividends paid) was $459.5 million, $1.54 billion and $1.34 billion for the years ended December 31, 1996, 1995 and 1994, respectively.

              A primary liquidity concern with respect to life insurance and annuity products is the risk of early policyholder and contractholder withdrawal. The Company closely evaluates and manages this risk. The following table summarizes the Company's annuity policy reserves as of December 31, 1996 and 1995 by the contractholder's ability to withdraw funds.

                                                                                   As of                    As of
                                                                             December 31, 1996        December 31, 1995
                                                                           ----------------------- ------------------------
                                                                              Policy                  Policy
                                                                             Reserves       %        Reserves        %
                                                                           ------------- --------- ------------- ----------
                                                                                        (Dollars in millions)

               Not subject to discretionary withdrawal                      $  1,139.5       2.8%   $  1,087.2       3.4%
               Subject to discretionary withdrawal with adjustment:
                   With market value adjustment                               35,463.2      86.3      27,312.1      84.8
                   At contract value, less surrender charge of 5% or more      1,046.6       2.5         992.1       3.1
                                                                           ------------- --------- ------------- ----------
                                                                              37,649.3      91.6      29,391.4      91.3

               Subject to discretionary withdrawal at contract value with
                 no surrender charge or surrender charge less than 5%          3,443.2       8.4       2,798.7       8.7
                                                                           ------------- --------- ------------- ----------
                      Total annuity policy reserves                          $41,092.5     100.0%    $32,190.1     100.0%
                                                                           ============= ========= ============= ==========

              Life insurance policies are also subject to withdrawal. However, they are less susceptible to withdrawal than are annuity contracts because policyholders may incur surrender charges and undergo a new underwriting process in order to obtain a new insurance policy.

              NLIC's principal sources of liquidity to meet unexpected cash outflows are its portfolio of liquid assets and its net operating cash flow.

              The short- and long-term liquidity requirements of the Company are monitored regularly to match cash inflows with cash requirements. The Company periodically reviews its short- and long-term projected sources and uses of funds and the asset/liability, investment and cash flow assumptions underlying these projections. Adjustments are made periodically with respect to the Company's investment policies to reflect changes in the Company's short- and long-term cash needs and changing business and economic conditions.

              The Company employs an asset/liability management approach tailored to the specific requirements of each of its product lines. The Company's general account invested assets are primarily managed in a number of pools that are separated by weighted average maturity of the assets acquired by the pools. On bonds and mortgages, the weighted average maturity is based on repayments which are scheduled to occur under the terms of the asset. For mortgage backed securities, repayments are determined using the current rate of repayment of the underlying pool of mortgages and the terms of the securities. Each product line has an investment strategy based on the specific characteristics of such product line. The strategy establishes asset duration, quality and other guidelines. The Company's actuaries determine the amount of new investments needed for each line to arrive at the amount of new investments needed for each pool by month. The investments acquired for each pool are shared on a proportional basis by each of the lines requesting investments in the pool based on their actual investment needs.

              For all business having future benefits which cannot be changed at the option of the policyholder, the underlying assets are managed in a separate pool. The duration of assets and liabilities in this pool are kept as close together as possible. For assets, the repayment cash flows, plus anticipated coupon payments, are used in calculating asset duration. Future benefits and expenses are used for liabilities. On December 31, 1996, the average duration of assets in this pool was 6.80 years and the average duration of the liabilities was 7.44 years. Policy reserves on this business were $1.11 billion as of December 31, 1996.

              Because the timing of the payment of future benefits on the majority of the Company's business can be changed by the policyholder, the Company employs cash flow testing techniques as a final step in its asset/liability management process. Annually, the Company's annuity and insurance business is analyzed to determine the adequacy of the reserves supporting such business. This analysis is accomplished by projecting under a number of possible future interest rate scenarios the anticipated cash flows from such business and the assets required to support such business. The first seven of these scenarios are required by state insurance laws. Projections are also made using 13 additional scenarios which involve more extreme fluctuations in future interest rates. Finally, to get a statistical analysis of possible results and to minimize any bias in the 20 predetermined scenarios, additional projections are made using 200 randomly generated interest rate scenarios. For the Company's 1996 cash flow testing process, interest rates for 90-day treasury bills ranged from 0.4% to 11.5% under the 20 predetermined scenarios and 0.8% to 25.3% under the 200 random scenarios. Interest rates for longer maturity treasury securities had comparable ranges. The values produced by each projection are used to determine future gains or losses from the Company's annuity and insurance business, which, in turn, are used to quantify the adequacy of the Company's reserves over the entire projection period. The results of the Company's cash flow testing for year end 1996 indicated that the Company's reserves were adequate as of December 31, 1996.

              The Company manages its investment portfolio in part to reduce its exposure to interest rate fluctuations. In general, the fair value of the Company's fixed maturity portfolio increases or decreases in inverse relationship with fluctuations in interest rates. For example, if interest rates rise, the Company's fixed maturity investments will generally decrease in value. Additionally, the Company's net investment income may be affected by interest rate changes. If interest rates decline, net investment income will decrease if high-yielding fixed maturity investments mature or are sold and the proceeds therefrom are reinvested in securities yielding a lower rate.

              On August 12, 1996, NLIC and NMIC entered into a Credit Facility (Credit Facility) which provides for a $600.0 million loan over a five-year term on a fully revolving basis with a group of banks led by Morgan Guaranty Trust Company of New York. The Credit Facility provides for several and not joint liability with respect to any amount drawn by either NLIC or NMIC. To date, neither NLIC nor NMIC has drawn down any amount under the Credit Facility. The Credit Facility provides for several borrowing options including interest at a spread over LIBOR, money market auction, CD or base rate. The Credit Facility also provides covenants, including, but not limited to, restrictions on decreases in the statutory surplus of NMIC below $2.75 billion, mergers and sales of assets if a default has occurred and is continuing, transactions with affiliates (which must be on an arm's-length basis on terms at least as favorable to NLIC or NMIC as could have been obtained from a third party who was not affiliated with NLIC or NMIC) and restrictions on the creation, assumption or suffering to exist of liens. In addition, the Credit Facility provides for customary representations, warranties and events of default. Pursuant to the terms of the Credit Facility, NLIC may not declare or pay a dividend if it is, or if the payment thereof would cause it to be, in default under such facility. Events of default under the Credit Facility include, among others, the failure of NMIC and its affiliates to maintain beneficial ownership of more than 50% of the combined voting power of NLIC's outstanding voting stock and the failure of NLIC to maintain statutory surplus in excess of $875.0 million. Amounts borrowed under the Credit Facility may be used for, among other things, general corporate purposes.

              Given the Company's historic cash flow and current financial results, management of the Company believes that the cash flow from the operating activities of the Company over the next year will provide sufficient liquidity for the operations of the Company, as well as provide sufficient funds to enable the Company to make dividend payments.

              INVESTMENTS

              General

              The Company's assets are divided between separate account and general account assets. As of December 31, 1996, $26.9 billion (or 56.3%) of the Company's total assets were held in separate accounts and $20.9 billion (or 43.7%) were held in the Company's general account, including $18.3 billion of general account investments. Separate account assets consist primarily of deposits from the Company's variable annuity business. Most separate account assets are invested in various mutual fund options available within the variable annuity products sold by the Company. All of the investment risk in the Company's separate account assets is borne by the Company's customers, with the exception of $280.2 million of policy reserves as of December 31, 1996 ($205.7 million as of December 31, 1995) for which the Company bears the investment risk. General account assets consist mainly of investments generated by premiums on life insurance products and deposits in the Company's Fixed Annuities segment. The Company generates profits on these products in part, based on the spread between the yield on general account invested assets and crediting rates on these products.

              The Company's general account investment policies emphasize high quality, diversification across asset classes and individual risks, and a buy and hold strategy. The Company's general account assets are invested primarily in fixed maturity securities and commercial mortgage loans. The Company has a general policy of diversifying investments within asset categories. Additionally, the Company's investment policy provides that fixed maturity investments are limited to purchases of investment grade securities or unrated securities which, in the opinion of the Company, should qualify for such rating. The Company monitors its exposure to individual borrowers, credit risks, industries or property types and geographic locations. The Company's investments are subject to suitability and diversification requirements under applicable insurance laws. The Investment Committee of the Board of Directors of the Company, which is comprised of the Chairman and five outside directors, meets ten times a year. Such committee approves investment policy and strategy, approves all mortgage loans and large private placements and reviews and ratifies all other investments. In relation to the life insurers reporting to the American Council of Life Insurance (ACLI), the Company's general account investment portfolio has achieved (i) higher net investment yields, (ii) lower bond default rates and (iii) lower mortgage delinquency rates, in each case in each of the three years ended December 31, 1996.

              Fixed Maturity

              As of December 31, 1996, general account fixed maturity securities were $12.3 billion (or 67.2%) of the carrying value of consolidated general account invested assets. As of such date, public and private fixed maturity securities constituted $8.4 billion (or 68.3%) and $3.9 billion (or 31.7%), respectively, of total general account fixed maturity securities. The Company's general account fixed maturity securities portfolio consists primarily of investment grade corporate fixed maturity securities, high-quality mortgage-backed securities and U.S. government and agency obligations.

              Below investment grade fixed maturity securities in the Company's general account as of December 31, 1996 included the securities of 23 issuers representing approximately 1.8% of the carrying value of total fixed maturity securities. The Company's investment policy provides that fixed maturity investments are limited to purchases of investment grade securities or unrated securities which, in the opinion of the Company, should qualify for such rating. All of the below grade fixed maturity securities held in the Company's general account as of December 31, 1996 were investment grade securities when purchased by the Company.

              The National Association of Insurance Commissioners (NAIC) assigns securities quality ratings and uniform valuations called "NAIC Designations" which are used by insurers when preparing their annual statements. The NAIC assigns designations to publicly traded as well as privately placed securities. The designations assigned by the NAIC range from class 1 to class 6, with a designation in class 1 being of the highest quality. Of the Company's general account fixed maturity securities, 98.2% by the carrying value were in the highest two NAIC Designations as of December 31, 1996.

              The following table sets forth an analysis of credit quality, as determined by NAIC Designation, of the Company's general account fixed maturity securities portfolio as of December 31, 1996 and 1995.

                                   General Account Fixed Maturity Securities - Credit Quality

                                                                As of December 31, 1996       As of December 31, 1995
                                                               ---------------------------   ---------------------------
                   NAIC               Rating Agency               Carrying        % of          Carrying       % of
              Designation (1)   Equivalent Designation (2)         Value         Total           Value         Total
              ---------------- -----------------------------   --------------- -----------   ---------------------------
                                                                                (Dollars in millions)
                     1         Aaa/Aa/A                            $ 8,447.5       68.7%         $ 8,643.9      69.2%
                     2         Baa                                   3,629.9       29.5            3,562.9      28.5
                     3         Ba                                      166.6        1.3              224.1       1.8
                     4         B                                        49.7        0.4               44.9       0.4
                     5         Caa and lower                            10.9        0.1                2.8       -
                     6         In or near default                        -          -                  7.0       0.1
                                                               --------------- -----------   ---------------------------
                                                                   $12,304.6      100.0%         $12,485.6     100.0%
                                                               =============== ===========   ===========================

              ----------
              (1) NAIC Designations are assigned no less frequently than annually. Some designations for securities shown as of December 31, 1996 have been assigned to securities not yet assigned an NAIC Designation in a manner approximating equivalent public rating categories.

              (2) Comparison's between NAIC and Moody's designations are published by the NAIC. In the event no Moody's rating is available, the Company has assigned internal ratings corresponding to the public rating.

              The Company maintains significant general account investments in mortgage-backed securities (MBSs). The Company's general account MBS investments include residential MBSs and commercial MBSs. As of December 31, 1996, MBSs were $3.67 billion (or 29.8%) of the carrying value of the general account fixed maturity securities, all of which were guaranteed by the U.S. government or an agency of the U.S. government.

              The Company believes that general account MBS investments add diversification, liquidity, credit quality and additional yield to its general account fixed maturity securities portfolio. The objective of the Company's general account MBS investments is to provide reasonable cash flow stability and increased yield. General account MBS investments include collateralized mortgage obligations (CMOs) and mortgage-backed pass-through securities. The Company's general account MBS investments do not include interest-only securities or principal-only securities or other MBSs which may exhibit extreme market volatility.

              Prepayment risk is an inherent risk of holding MBSs. However, the degree of prepayment risk is particular to the type of MBS held. The Company limits its exposure to prepayments by purchasing less volatile types of MBSs. As of December 31, 1996, $2.97 billion (or 81.0% of the carrying value of the general account MBS portfolio was invested in planned amortization class CMOs (PACs). PACs are securities whose cash flows are designed to remain constant over a variety of mortgage prepayment environments. Other classes in the CMO security are structured to accept the volatility of mortgage prepayment changes, thereby insulating the PAC class. Of the remaining general account MBS portfolio, $2.5 million (or 0.1%) was invested in mortgage-backed pass-through or sequential CMOs. Pass-throughs are securities in which the monthly cash flows of principal and interest (both scheduled and prepayments) generated by the underlying mortgages are distributed on a pro rata basis to the holders of the securities. A sequential MBS is structured to divide the CMO security into sequentially ordered classes. Receipt of principal payments are made currently on all classes. While these securities are more sensitive to prepayment risk than PACs, the Company does not consider them highly volatile securities.

              The following table sets forth the distribution by investment type of the Company's general account MBS portfolio as of December 31, 1996.


              General Account Mortgage-Backed Securities - Investment Type (1)

                                                                 As of December 31, 1996
                                                               -----------------------------
                                                                  Carrying         % of
                                                                   Value           Total
                                                               ---------------  ------------
                                                                  (Dollars in millions)
              Accrual                                              $    41.4         1.1%
              Planned Amortization Class                             2,970.6        81.0
              Sequential                                                 2.5         0.1
              Scheduled                                                167.2         4.6
              Targeted Amortization Class                               87.7         2.4
              Very Accurately Defined Maturity                         395.9        10.8
                                                               ---------------  ------------
                                                                    $3,665.3       100.0%
                                                               ===============  ============

              ----------
              (1)   All general account mortgage-backed securities are agency-backed.


              Pursuant to the Company's investment policies, the Company does not invest in derivative securities other than MBSs.

              Mortgage Loans

              As of December 31, 1996, general account mortgage loans were $5.27 billion (or 28.8%) of the carrying value of consolidated general account invested assets. As of such date, commercial mortgage loans constituted substantially all (99.9%) of total general account mortgage loans with the remainder being 76 residual residential loans originated prior to 1981 with a principal balance of $2.7 million. These mortgages, substantially all of which are made on a non-recourse basis, consist primarily of fixed rate mortgages on existing income-producing properties. As of December 31, 1996, there were two second mortgages totaling $2.6 million and no construction loans, participating or convertible mortgages or land development loans. Commitments to fund mortgage loans of $327.5 million extending into 1997 were outstanding as of December 31, 1996.

              See notes 5 and 9 to the consolidated financial statements for an analysis of activity in the valuation allowance account for mortgage loans and a summary of mortgage loans by region and property type.

              The Company aggressively seeks to manage and resolve its troubled commercial mortgage loans. Commercial mortgage loans are placed into default immediately following the Company failing to receive payment when due. With respect to a delinquent mortgage loan, the Company seeks to enforce the assignment of rents clause in order to gain control of the rental income from the property shortly following the default in payment. The foreclosure process with respect to a delinquent mortgage loan is generally initiated by the Company prior to the second mortgage payment becoming delinquent. Over the last five years, the Company has recovered approximately 74% of the unpaid principal of all of its mortgage loans in default.

              The following table sets forth the delinquency, foreclosure and restructured commercial mortgage loan experience for the Company and for the life insurers reporting to the ACLI for the periods indicated.

                                                The Company and Life Insurance Industry
                                                        Problem Loan Comparison

                                               For the Year Ended         For the Year Ended        For the Year Ended
                                                December 31, 1996         December 31, 1995          December 31, 1994
                                             ------------------------   -----------------------   ------------------------
                                               Company     ACLI (1)      Company     ACLI (1)      Company     ACLI (1)
                                             ------------ -----------   ----------- -----------   ----------- ------------
              Delinquent (2)                    0.79%        1.79%         0.63%       2.35%         0.48%       3.38%
              In foreclosure (3)                0.79         1.10          0.63        1.45          0.48        1.80
              Restructured (4)                  1.11         6.81          1.48        8.27          1.95        9.58
                                             ------------ -----------   ----------- -----------   ----------- ------------
                   Subtotal                     1.90         8.60          2.11       10.62          2.43       12.96
              Foreclosed - year to date         0.35         1.01          0.74        1.75          1.18        2.52
                                             ------------ -----------   ----------- -----------   ----------- ------------
                   Total                        2.25%        9.61%         2.85%      12.37%         3.61%      15.48%
                                             ============ ===========   =========== ===========   =========== ============

              ----------
              (1) Source: ACLI Investment Bulletins entitled "Quarterly Survey of Mortgage Loan Delinquencies and Foreclosures," numbers 1367, 1326 and 1289, dated March 6, 1997, February 28, 1996 and March 9, 1995, respectively.

              (2) Commercial mortgage loans are classified by the Company and the ACLI as delinquent when they are 60 days or more past due.

              (3) Delinquent includes loans in foreclosure; therefore, subtotal and total lines exclude "In foreclosure" amounts.

              (4) Commercial mortgage loans are classified by the Company and the ACLI as restructured when they are in good standing, but the basic terms have been modified as a result of an actual or anticipated delinquency.

              INFLATION

              Many of the Company's assets and liabilities are monetary in nature and sensitive to the interest rate environment which can be affected by inflation. The Company is exposed to the risk of a reduction in interest spread or profit margins when interest rates fluctuate. Bond calls, mortgage prepayments, contract surrenders and withdrawals of annuities and life insurance policies are influenced by the interest rate environment. In general, the fair value of the Company's fixed maturities portfolio increases or decreases inversely with fluctuations in interest rates. For example, if interest rates rise, the Company's fixed maturity investments will generally decrease in value. Additionally, the Company's net investment income may be affected by the interest rate changes. If interest rates decline, net investment income will decrease if high-yielding fixed maturity investments mature or are sold and the proceeds therefrom are reinvested in securities yielding a lower rate. Management attempts to mitigate the negative impact if interest rate changes through asset/liability management, product design, management of crediting rates, relatively high surrender charges and management of mortality charges and dividend scales with respect to its in-force life insurance policies, but there can be no assurance that such attempts will be completely successful. Extreme changes in the interest rate environment could cause net interest margins to fluctuate from historical levels.


ITEM 8        CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
------        --------------------------------------------------------

              The consolidated financial statements of Nationwide Life Insurance Company and Subsidiaries are included in a separate section of this report which is indexed in Item 14 - Exhibits, Financial Statement Schedules, and Reports on Form 8-K.

              Semi-annual and annual reports are sent to contract owners of the variable annuity and life insurance contracts issued through registered Separate Accounts of the Company.


ITEM 9        CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
------        ---------------------------------------------------------------
              FINANCIAL DISCLOSURES
              ---------------------

              Not applicable.

                                    PART III

ITEM 10       DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
-------       --------------------------------------------------

              The following table provides information regarding the executive officers and directors of the Company. Executive officers perform duties for the Company and other members of the Enterprise.

              Name                              Age   Position with the Company
              -------------------------------- ------ ----------------------------------------------------------------------
              Dimon Richard McFerson (1)        59    Chairman and Chief Executive Officer - Nationwide
                                                         Insurance Enterprise and Director
              Joseph J. Gasper                  53    President and Chief Operating Officer and Director
              Gordon E. McCutchan               61    Executive Vice President - Law and Corporate Services and
                                                         Secretary
              Robert A. Oakley                  50    Executive Vice President - Chief Financial Officer
              Robert J. Woodward, Jr.           55    Executive Vice President - Chief Investment Officer
              James E. Brock                    49    Senior Vice President - Life Company Operations
              Thomas L. Crumrine                54    Senior Vice President - Property and Casualty Insurance
              W. Sidney Druen                   54    Senior Vice President and General Counsel and Assistant Secretary
              Mark E. Fiebrink                  45    Senior Vice President - Chief Actuary - Property and Casualty
              Danny M. Fullerton                48    Senior Vice President - Property and Casualty Marketing
              Harvey S. Galloway, Jr.           62    Senior Vice President - Chief Actuary - Life, Health and Annuities
              Richard A. Karas                  54    Senior Vice President - Sales-Financial Services
              James A. Taylor                   52    Senior Vice President - Property and Casualty Insurance
              Susan A. Wolken                   46    Senior Vice President - Enterprise Administration
              Duane M. Campbell                 61    Vice President and Treasurer
              Lewis J. Alphin (3)               48    Director
              Keith W. Eckel (3)                50    Director
              Willard J. Engel (2)(3)           57    Director
              Fred C. Finney (2)                50    Director
              Charles L. Fuellgraf, Jr.(1)(2)   65    Director
              Henry S. Holloway (1)(2)          64    Director
              David O. Miller (1)(2)            58    Director
              C. Ray Noecker (3)                50    Director
              James F. Patterson (3)            54    Director
              Arden L. Shisler (1)              55    Director
              Robert L. Stewart (3)             60    Director
              Nancy C. Thomas (1)(2)            62    Director
              Harold W. Weihl                   64    Director

                 ----------
                  (1)   Member of the Executive Committee.
                  (2)   Member of the Salary and Compensation Committee.
                  (3)   Member of the Audit Committee.

              Biographical information for each of the individuals listed in the above table is set forth below.

              DIMON RICHARD MCFERSON has been Chief Executive Officer of the Enterprise since December 1992. He has been Chairman and Chief Executive Officer-Enterprise of the Company since April 1996 and a director of the Company since April 1988. Previously, he was elected President and Chief Executive Officer-Enterprise of NLIC and NLAIC in December 1993. He was President and General Manager from April 1988 to April 1991; President and Chief Operating Officer from April 1991 to December 1992; and President and Chief Executive Officer from December 1992 to April 1996 of NMIC, Nationwide Mutual Fire Insurance Company and Nationwide Property and Casualty Insurance Company. Mr. McFerson has been with the Enterprise for 17 years.

              JOSEPH J. GASPER has been President and Chief Operating Officer and a director of the Company since April 1996. Previously, he was Executive Vice President-Property/Casualty Operations of the Enterprise from April 1995 to April 1996 and Senior Vice President Property/Casualty Operations of the Enterprise from September 1993 to April 1995. Prior to that time, Mr. Gasper held numerous positions within the Enterprise. Mr. Gasper has been with the Enterprise for 30 years.

              GORDON E. MCCUTCHAN has been Executive Vice President-Law and Corporate Services and Secretary of the Company since September 1994. Previously, he was Executive Vice President, General Counsel and Secretary of the Enterprise from November 1989 to September 1994. Prior to that time, Mr. McCutchan held several positions within the Enterprise. Mr. McCutchan has been with the Enterprise for 33 years.

              ROBERT A. OAKLEY has been Executive Vice President-Chief Financial Officer of the Company since April 1995. Previously, he was Senior Vice President-Chief Financial Officer of the Enterprise from October 1993 to April 1995. Prior to that time, Mr. Oakley held several positions within the Enterprise. Mr. Oakley has been with the Enterprise for 21 years.

              ROBERT J. WOODWARD, JR. has been Executive Vice President-Chief Investment Officer of the Company since August 1995. Previously, he was Senior Vice President-Fixed Income Investments of the Enterprise from March 1991 to August 1995. Prior to that time, Mr. Woodward held several positions within the Enterprise. Mr. Woodward has been with the Enterprise for 32 years.

              JAMES E. BROCK has been Senior Vice President-Life Company Operations of the Company since April 1996. Previously, he was Senior Vice President-Investment Product Operations of the Enterprise from November 1990 to April 1996. Prior to that time, Mr. Brock held several positions within the Enterprise. Mr. Brock has been with the Enterprise for 27 years.

              THOMAS L. CRUMRINE has been Senior Vice President-Property and Casualty Insurance of the Company since March 1996. Previously, he was Senior Vice President-Claims of the Enterprise from April 1995 to March 1996. Prior to that time, Mr. Crumrine held several positions within the Enterprise. Mr. Crumrine has been with the Enterprise for 30 years.

              W. SIDNEY DRUEN has been Senior Vice President and General Counsel and Assistant Secretary of the Company since September 1994. Previously, he was Vice President, Deputy General Counsel and Assistant Secretary of the Enterprise from October 1989 to September 1994. Prior to that time, Mr. Druen held several positions within the Enterprise. Mr. Druen has been with the Enterprise for 27 years.

              MARK E. FIEBRINK has been Senior Vice President-Chief Actuary-Property and Casualty of the Company since May 1993. Previously, he was Senior Vice President-Finance of Employers Insurance of Wausau A Mutual Company and Wausau Service Corporation from May 1992 to May 1993. Prior to that time, Mr. Fiebrink held several positions with the Wausau Insurance Companies. Mr. Fiebrink has been with the Enterprise for 11 years.

              DANNY M. FULLERTON has been Senior Vice President-Property and Casualty Marketing of the Company since November 1996. Previously, he was Vice President-Agency Operations of the Enterprise from July 1994 to November 1996. Prior to that time, Mr. Fullerton held several positions within the Enterprise. Mr. Fullerton has been with the Enterprise for 12 years.

              HARVEY S. GALLOWAY, JR. has been Senior Vice President-Chief Actuary-Life, Health and Annuities of the Company since April 1993. Previously, he was Senior Vice President and Chief Actuary of the Enterprise from January 1983 to April 1993. Prior to that time, Mr. Galloway held several positions within the Enterprise. Mr. Galloway has been with the Enterprise for 27 years.

              RICHARD A. KARAS has been Senior Vice President-Sales-Financial Services of the Company since March 1993. Previously, he was Vice President-Sales-Financial Services of the Enterprise from February 1989 to March 1993. Prior to that time, Mr. Karas held several positions within the Enterprise. Mr. Karas has been with the Enterprise for 32 years.

              JAMES A. TAYLOR has been Senior Vice President-Property and Casualty Insurance of the Company since March 1996. Previously, he was Vice President-North Carolina/Alabama/Georgia of the Enterprise from January 1996 to March 1996. Prior to that time, Mr. Taylor held several positions within the Enterprise. Mr. Taylor has been with the Enterprise for 30 years.

              SUSAN A. WOLKEN has been Senior Vice President-Enterprise Administration of the Company since July 1996. Previously, she was Senior Vice President-Human Resources of the Enterprise from April 1995 to July 1996. Prior to that time, she held several positions within the Enterprise. Ms. Wolken has been with the Enterprise for 22 years.

              DUANE M. CAMPBELL has been Vice President and Treasurer of the Company since August 1996. Previously, he was Assistant Treasurer of the Enterprise from January 1987 to August 1996. Prior to that time, Mr. Campbell held several positions within the Enterprise. Mr. Campbell has been with the Enterprise for 33 years.

              LEWIS J. ALPHIN has been a director of the Company since April 1993. Mr. Alphin has been a farm owner and operator in Mt. Olive, North Carolina, since 1971. Mr. Alphin serves on the board of directors of several members of the Enterprise.

              KEITH W. ECKEL has been a director of the Company since April 1996. Mr. Eckel has been Partner of Fred W. Eckel Sons and President of Eckel Farms, Inc. since May 1968. Mr. Eckel serves on the board of directors of several members of the Enterprise. He is also an advisory board member of Penn Security Bank and Trust Company.

              WILLARD J. ENGEL has been a director of the Company since April 1994. Mr. Engel has been General Manager of Lyon County Co-operative Oil Co. since March 1975. Mr. Engel serves on the board of directors of several members of the Enterprise.

              FRED C. FINNEY has been a director of the Company since April 1992. Mr. Finney has been owner and operator of Moreland Fruit Farm and operator of Melrose Orchard since January 1985. Mr. Finney serves on the board of directors of several members of the Enterprise.

              CHARLES L. FUELLGRAF, JR. has been a director of the Company since April 1969. Mr. Fuellgraf has been Chief Executive Officer of Fuellgraf Electric Company, an electrical contractor, of Butler, Pennsylvania, and Nashville, Tennessee, since 1986. He is Chairman of the Board of Nationwide Communications Inc. and serves on the board of directors of several members of the Enterprise.

              HENRY S. HOLLOWAY has been a director of the Company since April 1986. Mr. Holloway has been a farm owner and operator in Darlington, Maryland, since 1959. He is Chairman of the Board of the Nationwide Life Insurance Company, Nationwide Life and Annuity Insurance Company and Nationwide Corp. and serves on the board of directors of several members of the Enterprise. He is also a director of the National Cooperative Business Association and the Forest Hill State Bank.

              DAVID O. MILLER has been a director of the Company since April 1985. Mr. Miller has been a farm owner and land developer since 1962. He is the President of the Owen Potato Farm Inc., the owner of The Berry Barn and is a partner of M&M Enterprises in Licking County, Ohio. He is Chairman of the Board of the Wausau Insurance Companies and serves on the board of directors of several members of the Enterprise. He is also a director of the National Cooperative Business Association.

              C. RAY NOECKER has been a director of the Company since April 1994. Mr. Noecker has been owner and manager of Noecker Farms since March 1969. Mr. Noecker serves on the board of directors of several members of the Enterprise.

              JAMES F. PATTERSON has been a director of the Company since April 1989. Mr. Patterson has operated the Patterson Fruit Farm in Chesterland, Ohio, since 1964 and has been the President of Patterson Farms, Inc. since December 1991. He is Chairman of the Board of Nationwide Mutual Fire Insurance Company and serves on the board of directors of several members of the Enterprise. He is also a trustee of The Ohio State University and serves on the board of directors of the University Hospitals Health System in Cleveland, Ohio, and Geauga Hospital, Inc. in Chardon, Ohio.

              ARDEN L. SHISLER has been a director of the Company since April 1984. Mr. Shisler has been President and Chief Executive Officer of K & B Transport, Inc., a trucking firm in Dalton, Ohio, since January 1992. Previously, he was Chief Operating Officer of K & B Transport, Inc. from April 1986 to January 1992. Prior to that time, Mr. Shisler held several positions with K & B Transport, Inc. He is Chairman of the Board of Nationwide Mutual Insurance Company and serves on the board of directors of several members of the Enterprise. He is also a director of the National Cooperative Business Association.

              ROBERT L. STEWART has been a director of the Company since April 1989. Mr. Stewart has been owner/operator of Sunnydale Farms since 1960 and owner/operator of Sunnydale Mining since 1989. He is Chairman of the Board of Farmland Insurance Companies and serves on the board of directors of several members of the Enterprise.

              NANCY C. THOMAS has been a director of the Company since April 1986. Mrs. Thomas has been a farm owner/operator of Da-Ma-Lor Farms since November 1958. She is Chairman of the Board of Nationwide Property and Casualty Insurance Company and serves on the board of directors of several members of the Enterprise.
              She is also a director of Farm Credit Services (4th District).

              HAROLD W. WEIHL has been a director of the Company since April 1990. Mr. Weihl has been owner and operator of Weihl Farms since April 1950. He is Chairman of the Board of Nationwide General Insurance Company and serves on the board of directors of several members of the Enterprise.

              The Company's Board of Directors currently consists of fifteen directors, divided into three classes. The term of the first class will expire at the annual meeting of the sole shareholder to be held in 1997, the term of the second class will expire at the annual meeting of the sole shareholder in 1998 and the term of the third class will expire at the annual meeting of the sole shareholder in 1999. Messrs. Alphin, Engel, Gasper, Miller and Noecker are members of the first class; Messrs. Finney, Holloway, Patterson and Stewart and Mrs. Thomas are members of the second class; and Messrs. Eckel, Fuellgraf, McFerson, Shisler and Weihl are members of the third class. At each annual meeting of the sole shareholder, directors will be elected for a three-year term to succeed the directors whose terms are then to expire. Officers of the Company are elected annually and serve until their retirement, resignation or removal.

              The Board of Directors has an Audit Committee currently consisting of six directors, none of whom is an officer or employee of the Company. Messrs. Alphin, Eckel, Engel, Noecker, Patterson and Stewart are the members of such committee. The Audit Committee recommends to the Board of Directors the selection of independent certified public accountants to audit annually the books and records of the Company, reviews the activities and the reports of the independent certified public accountants and reports the results of such review to the Board of Directors. The Audit Committee also considers the adequacy of the Company's internal controls and internal auditing methods and procedures.

              The Board of Directors has a Salary and Compensation Committee currently consisting of six directors, none of whom is an officer or employee of the Company, which, as authorized by the Board of Directors, makes determinations with respect to non-cash compensation to officers, directors and employees of the Company. Messrs. Engel, Finney, Fuellgraf, Holloway and Miller and Mrs. Thomas are the members of such committee.

              The Board of Directors has an Executive Committee currently consisting of six directors, which, to the extent authorized by the Board of Directors, exercises all the powers and authority of the Board of Directors in the management of the business and affairs of the Company. Messrs. Fuellgraf, Holloway, McFerson, Miller and Shisler and Mrs. Thomas are the members of such committee.

ITEM 11       EXECUTIVE COMPENSATION
-------       ----------------------

              The following summary compensation table sets forth information regarding the compensation of the Chief Executive Officer and each of the four most highly compensated executive officers of the Company (collectively, the "Named Executive Officers") for the fiscal year ended December 31, 1996 solely for services rendered to NLIC and its subsidiaries. Pursuant to a cost sharing agreement, the salaries and benefits of certain of the officers and employees of the Company, including the Named Executive Officers, will be paid by NMIC and reimbursed in accordance with the terms of such agreement. See Item 13 - Certain Relationships and Related Transactions for a complete description of the cost sharing agreement.


                                                         Summary Compensation Table
                                                                                                Long-term
                                                             Annual Compensation              Compensation
                                                   ----------------------------------------- ----------------
                                                                             Other Annual         LTIP           All Other
              Name and                                           Bonus       Compensation        Payouts        Compensation
              principal position            Year     Salary       (1)            (2)               (3)              (4)
              ----------------------------- ------ ----------- ----------- ----------------- ---------------- -----------------

              Dimon Richard McFerson        1996     $324,790      80,058            -            149,803          13,363
               Chairman and Chief           1995      122,072      34,208            -            133,272           7,360
                Executive Officer -         1994      127,568      41,244            -             70,427           6,891
                Nationwide Insurance
                Enterprise

              Harvey S. Galloway, Jr. (5)   1996      239,531      67,645            -             71,708          11,587
               Senior Vice President and    1995            -           -            -                  -               -
                Chief Actuary - Life,       1994            -           -            -                  -               -
                Health and Annuities

              Robert J. Woodward, Jr.       1996      222,784      59,399            -             64,698          10,610
               Executive Vice President -   1995      174,717      48,059            -             99,319           9,873
                Chief Investment Officer    1994      172,172      57,559            -             43,981           8,486

              Joseph J. Gasper (6)          1996      232,959           -            -                  -          10,650
               President and Chief          1995            -           -            -                  -               -
                Operating Officer           1994            -           -            -                  -               -

              James E. Brock                1996      158,420      43,421            -             47,412           7,641
               Senior Vice President -      1995      150,982      40,819            -             44,790           7,303
                Life Company Operations     1994      140,478      40,060            -             41,513           6,868

             ----------
             (1) Represents the amount received by the Named Executive Officer under the Management Incentive Plan. See description of the plan following this table.

             (2) Aggregate perquisites and other personal benefits are less than the lower of $50,000 or 10% of combined salary and bonus.

             (3) Represents the amount received by the Named Executive Officer under the Executive Incentive Plan and under the Sustained Performance Incentive Plan in 1995. No payouts were made in 1996 or 1994 under the Sustained Performance Incentive Plan. See description of each plan following this table.

             (4) Represents contributions made or credited to the Named Executive Officer by the Company under the Nationwide Insurance Enterprise Savings Plan and the Nationwide Insurance Enterprise Supplemental Defined Contribution Plan. See description of each plan following this table.

             (5) Represents compensation received by Mr. Galloway solely for his services rendered to the Company in 1996 as allocated pursuant to a cost sharing agreement. During 1995 and 1994, compensation received by Mr. Galloway was allocated to Nationwide Corp. pursuant to the cost sharing agreement. Such compensation is not reflected in the table.

             (6) Represents compensation received by Mr. Gasper solely for his services rendered to the Company in 1996 as allocated pursuant to a cost sharing agreement. Prior to April 1996, Mr. Gasper was Executive Vice President - Property/Casualty Operations of NMIC and received compensation from NMIC and its property/casualty insurance subsidiaries for services rendered to such companies. Such compensation is not reflected in the table.

              INCENTIVE PLANS

              Sustained Performance Incentive Plan

              Prior to 1997, NMIC and certain of its subsidiaries and affiliates, including NLIC, maintained the Sustained Performance Incentive Plan (SPIP). Under the SPIP, payments were made to the Named Executive Officers and other senior officers of the participating companies in each odd numbered calendar year based on the achievement of measures tied to the performance of the Enterprise over the preceding four years. Performance measures were based on profitability, growth and strategic objectives for the Enterprise which were established in advance by the Boards of Directors of the participating companies. Under the SPIP, participants were granted target incentive amounts that represented a percentage (10% to 20% depending on the participant's position within the participating company) of the sum of the participant's base salary for the last two years of the performance cycle. The actual amount received by the participant ranged from zero to twice the target incentive amount, depending solely on the achievement of the performance measures.

              NMIC and the participating subsidiaries and affiliates terminated the SPIP at the close of calendar year 1996. If a payment under the SPIP is made in 1997, covering performance measured for the period from 1993 to 1996, such payment will be made in cash as provided in the SPIP. To facilitate the termination of the SPIP, the performance measurement period for 1995 to 1998 was closed at the end of calendar 1996. Payments made in 1997 for such performance measurement period will be made in shares of restricted stock of NFS.

              Executive Incentive Plan

              NMIC and certain of its subsidiaries and affiliates, including NLIC, maintain the Executive Incentive Plan (EIP). Under the EIP, annual payments are made to the Named Executive Officers and certain other officers of the participating companies based on the achievement of measures tied to the performance of the Enterprise and the relevant operating company over the preceding three years. Performance measures are based on profitability and growth objectives which are established in advance by the Board of Directors of the participating company. Under the EIP, the participant will be granted a target incentive amount that represents a percentage (from 5% to 25% depending on the participant's position within the participating company) of the participant's base salary. The actual amount received by the participant will range from zero to twice the target incentive amount, depending solely on the achievement of the performance measures.

              Management Incentive Plan

              NMIC and certain of its subsidiaries and affiliates, including NLIC, maintain the Management Incentive Plan (MIP). Under the MIP, annual payments are made to the Named Executive Officers and certain other management employees of the participating companies based on the achievement of measures tied to the performance of the Enterprise, the relevant operating company, the relevant business unit and the individual participant over the preceding year. Performance measures are based on profitability, growth, expense management and key strategic objectives which are established in advance. Under the MIP, the participant will be granted a target incentive amount that represents a percentage (from 5% to 15% depending on the participant's position within the participating company) of the participant's base salary. The actual amount received by the participant under the MIP will range from zero to twice the target incentive amount, depending solely on the achievement of the performance measures.

              PENSION PLANS

              Nationwide Insurance Enterprise Retirement Plan

              NMIC and certain of its subsidiaries and affiliates, including NLIC, maintain a qualified defined benefit plan, the Nationwide Insurance Enterprise Retirement Plan (Retirement Plan). In general, a participant's annual retirement benefit under the Retirement Plan will be equal to the sum of (i) 1.25% of the participant's Final Average Compensation times years of service (to a maximum of 35 years) and (ii) 0.50% of the participant's Final Average Compensation in excess of Social Security Covered Compensation times years of service (to a maximum of 35 years). Final Average Compensation, for the portion of the participant's benefit which is attributable to service on or after January 1, 1996, is the average of the highest five consecutive covered compensation amounts of the participant in the participant's last 10 years of service. For the portion of a participant's benefit attributable to service prior to January 1, 1996, Final Average Compensation is the average of the highest 3 consecutive covered compensation amounts of the participant in the participant's last 10 years of service. Covered compensation, for purposes of determining Final Average Compensation under either method, is calculated on a calendar year basis and includes compensation from any member of the Enterprise. Covered compensation for all of the Named Executive Officers includes the amounts set forth under the headings Salary, Bonus and LTIP Payouts and a portion of the compensation that is included under the heading Other Annual Compensation in the Summary Compensation Table and additional compensation amounts received for services rendered to other members of the Enterprise. Social Security Covered Compensation means the average of the social security wage bases in effect during the 35 year period ending with the last day of the year the participant attains social security retirement age. The portion of a participant's benefit attributable to years of service credited prior to 1996 is also subject to post-retirement increases following the commencement of benefits or the participant's attainment of age 65, whichever is later.

              A participant becomes fully vested after the completion of five years of vesting service. The Retirement Plan generally provides for payments to or on behalf of each vested participant upon such participant's retirement on his or her normal retirement date or later, although provision is made for payment of early retirement benefits on a reduced basis commencing at age 55 for those participants with 15 or more years of vesting service or at age 62 for those with 5 or more years of vesting service. The normal retirement date under the Retirement Plan is the later of the date the participant attains age 65 or completes five years of vesting service. Death benefits are payable to a participant's spouse or, under certain circumstances, the named beneficiary, of a participant who dies with a vested benefit under the Retirement Plan or while an employee. The Retirement Plan also provides for the funding of retiree medical benefits under Section 401(h) of the Internal Revenue Code (IRC).

              Nationwide Insurance Enterprise Excess Benefit and Supplemental Retirement Plans

              NMIC and certain of its subsidiaries and affiliates, including NLIC, maintain an unfunded, nonqualified defined benefit excess benefit plan, the Nationwide Insurance Enterprise Excess Benefit Plan (Excess Plan) and an unfunded, nonqualified defined benefit supplemental benefit plan pursuant to which certain participants may receive a supplemental retirement benefit, the Nationwide Insurance Enterprise Supplemental Retirement Plan (Supplemental
              Plan). Any participant whose benefits are limited under the Retirement Plan by reason of limitations under Section 415 of the IRC on the maximum benefit that may be paid under the Retirement Plan will receive, under the Excess Plan, that portion of the benefit that he or she would have been entitled to receive under the Retirement Plan in the absence of such limitations. Officers who earn in excess of $160,000 annually, have at least 5 years of vesting service and whose benefits under the Retirement Plan are limited by reason of other certain limitations under the IRC, may receive benefits under the Supplemental Plan. Benefits under the Supplemental Plan will be the sum of (i) 1.25% of the participant's Final Average Compensation times years of service (up to a maximum of 40 years) and (ii) 0.75% of the participant's Final Average Compensation in excess of Social Security Covered Compensation times years of service (up to a maximum of 40 years) reduced by benefits accrued under the Retirement Plan and the Excess Plan. The benefits under the Excess and Supplemental Plans vest at the same time as benefits vest under the Retirement Plan.

              The chart below indicates the estimated maximum annual retirement benefits that a hypothetical participant would be entitled to receive under the Retirement Plan (including payments made under the Excess and Supplemental Plans as a result of limitations imposed by the IRC) computed on a straight-life annuity basis, if retirement occurred at age 65 and the number of credited years of service and Final Average Compensation equaled the amounts indicated. For purposes of the chart, it is assumed that the Final Average Compensation is the same whether measured over the three-year averaging period that applies to service accumulated prior to 1996 or the five-year period that applies to service accumulated after 1995. In actual operation, the total benefit received under the Retirement Plan (including payments made under the Excess and Supplemental Plans) would be the total of the benefit determined based on years of service earned under each method.

                                        Pension Plan Table

                                                            Years of Service
                    Final Average   ------------------------------------------------------------------
                     Compensation        15           20           25           30            35
                  -------------------------------------------------------------------------------------
                       $125,000          30,744       40,992       51,241       61,489       71,737
                        150,000          41,898       55,864       69,830       83,795       97,761
                        175,000          49,398       65,864       82,330       98,795      115,261
                        200,000          56,898       75,864       94,830      113,795      132,761
                        225,000          64,398       85,864      107,330      128,795      150,261
                        250,000          71,898       95,864      119,830      143,795      167,761
                        300,000          86,898      115,864      144,830      173,795      202,761
                        400,000         116,898      155,864      194,830      233,795      272,761
                        450,000         131,898      175,864      219,830      263,795      307,761
                        500,000         146,898      195,864      244,830      293,795      342,761

              All Named Executive Officers have a portion of their benefit calculated based on the post-1995 definition of Final Average Compensation. As of December 31, 1995, the number of credited years of service under the Retirement Plan for Messrs. McFerson, Galloway, Woodward, Gasper and Brock was 23 years, 26.5 years,
              32.7 years, 29.5 years and 26.5 years, respectively. Mr. McFerson's credited years of service include, pursuant to an agreement with NMIC, 8.17 years in excess of those actually earned through employment by the Enterprise. The benefit attributable to those additional years will be paid by NMIC (not the Retirement
              Plan) and is reduced by the benefit payable under the retirement plan of Mr. McFerson's previous employer.

              Each of the Named Executive Officers earned an additional year of service in 1996 and their benefit for such year and all future years will be calculated under the new definition of Final Average Compensation. Covered compensation paid by the Company for the fiscal year ended December 31, 1996 for Messrs. McFerson, Galloway, Woodward, Gasper and Brock was $444,217, $392,313, $348,003, $349,412 and $343,167, respectively.

              SAVINGS PLANS

              Nationwide Insurance Enterprise Savings Plan

              NMIC and certain of its subsidiaries and affiliates, including NLIC, maintain the Nationwide Insurance Enterprise Savings Plan (Savings Plan), a qualified profit sharing plan including a qualified cash or deferred arrangement covering eligible employees of participating companies within the Enterprise. Under the Savings Plan, participants who are not residents of Puerto Rico may elect to contribute between 1% and 16% of their compensation to accounts established on their behalf under the Savings Plan in the form of voluntary salary reductions on a pre-tax basis and participants who are residents of Puerto Rico may make contributions on an after-tax basis. The participating companies are obligated to make matching employer contributions, for the benefit of their participating employees, at the rate of 70% of the first 2% of compensation deferred or contributed to the Savings Plan by each employee, and 40% of the next 4% of compensation deferred or contributed by each employee to the Savings Plan. All amounts contributed to the Savings Plan are held in a separate account for each participant and are invested in one or more funds made available under the Savings Plan and selected by the participant. Normally, a participant receives the value of his or her account upon termination of employment, although a participant may withdraw all or a part of the amounts credited to his or her accounts during employment under certain circumstances including attainment of age 59 1/2, or receive a loan of a portion of his or her account balance. Under the Savings Plan, a participant is immediately vested in all amounts credited to his or her account as a result of salary deferrals (and earnings on those deferrals) or after-tax contributions (and earnings on those contributions), as applicable. A participant is vested in amounts attributable to employer matching contributions (and earnings on those contributions) over a period of five years.

              Nationwide Insurance Enterprise Supplemental Defined Contribution Plan

              NMIC and certain of its subsidiaries and affiliates, including NLIC, maintain an unfunded, nonqualified defined contribution supplemental benefit plan, the Nationwide Insurance Enterprise Supplemental Defined Contribution Plan (DC Supplemental Plan), which provides benefits, equal to employer matching contributions that would have been made under the Savings Plan for the participants, in the absence of the IRC limitations on compensation that can be considered and amounts that can be deferred under the Savings Plan less actual matching contributions to the Savings Plan in the absence of the limitations under IRC Sections 401(a)(17) and 402(g), reduced by actual employer contributions made to the Savings Plan. Participants are limited to those officers earning in excess of $160,000 annually. Benefits under the DC Supplemental Plan vest at the same time as employer matching contributions vest under the Savings Plan.

              DEFERRED COMPENSATION PROGRAM

              NMIC and certain of its subsidiaries and affiliates, including NLIC, maintain a deferred compensation program (Officers' Deferred Compensation Program) pursuant to which officers of participating companies may elect to defer payment of amounts otherwise payable to them. In addition, participants receive credit for employer matching contributions which were not made under the Savings Plan or DC Supplemental Plan and any reduction in benefits under the Retirement Plan, Supplemental Plan or Excess Plan as a result of salary or other deferrals under the Deferred Compensation Program. An eligible officer is permitted to enter into a deferral agreement pursuant to which such officer may annually elect to defer a portion of his or her salary or his or her incentive compensation earned under the Management Incentive Plan or Executive Incentive Plan during the following year. Any such election is effective prospectively. Amounts deferred under the Officers' Deferred Compensation Program will generally be payable in annual installments beginning in January of the calendar year following the calendar year in which the officer terminates employment. Amounts deferred under the Officers' Deferred Compensation Program are credited with interest. The interest rate is based on the fixed rate option in the Savings Plan.

              NATIONWIDE SALARIED EMPLOYEES SEVERANCE PAY PLAN

              NMIC and certain of its subsidiaries and affiliates, including NLIC, maintain the Nationwide Salaried Employees Severance Pay Plan (Severance Plan), an unfunded plan which provides severance benefits to employees whose employment is involuntarily terminated due to unsatisfactory job performance or job elimination without an offer of replacement employment within the Enterprise or with a successor employer. Employees will not be entitled to benefits if their employment is terminated as a result of theft, absenteeism, insubordination and other similar problems. The benefit provided is a lump sum payment determined on the basis of years of service completed (a minimum of 6 months of service is required) and salary, with a maximum benefit of 8 weeks of salary plus an additional week of salary for each full or partial year of service in excess of 11 years.

              DIRECTOR COMPENSATION

              Directors of the Company also serve as a director on the boards of various other Enterprise companies. Compensation for services as a director consists of a base annual rate for each director plus varying amounts for fringe benefits and reimbursement of out-of-pocket expenses. Directors who are also officers are excluded from this arrangement. The following table represents total compensation payments made to the directors, who are not also officers, from the Company for the fiscal year ended December 31, 1996.

                   Director                       Compensation
                   --------------------------- -------------------
                   Lewis J. Alphin                    $10,344
                   Keith W. Eckel                       7,222
                   Willard J. Engel                    10,188
                   Fred C. Finney                      11,648
                   Charles L. Fuellgraf, Jr.            8,820
                   Henry S. Holloway                   14,059
                   David O. Miller                     13,783
                   C. Ray Noecker                      10,847
                   James F. Patterson                  10,949
                   Arden L. Shisler                    13,621
                   Robert L. Stewart                   12,039
                   Nancy C. Thomas                     10,072
                   Harold W. Weihl                      9,856

              Directors' Deferred Compensation Program

              NMIC and certain of its subsidiaries and affiliates, including NLIC, maintain a deferred compensation program applicable to nonemployee members of their Board of Directors (Directors' Deferred Compensation Program). Each director who has been elected to the board of directors at least twice and has served for at least 3 years on the Board of Directors of a participating company is entitled to monthly payments, following termination of his or her service on the board of directors, of a monthly amount equal to the monthly director's fee being received by that director at the time of his or her retirement from the Board of Directors. The number of monthly payments will equal the number of months the individual served on the Board of Directors (other than months in which he or she was also a salaried officer of the participating company).

ITEM 12       SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
-------       --------------------------------------------------------------

              Security Ownership of Certain Beneficial Owners as of February 28, 1997.

                                                                             Amount and Nature of       Percent
              Title of Class     Name and Address of Beneficial Owner        Beneficial Ownership      of Class
              ---------------- ----------------------------------------------------------------------- ----------
               Common Stock       Nationwide Financial Services, Inc.        3,814,779 Shares of         100%
                                  One Nationwide Plaza                                 record and
                                  Columbus, Ohio 43215                                 beneficially (1)

              ----------
              (1)   Sole voting and investment power


ITEM 13       CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS ($000's omitted)
-------       ----------------------------------------------

              EXISTING ARRANGEMENTS WITH THE ENTERPRISE

              Organization of the Company

              The Company is member of the Enterprise and offers and distributes long-term savings and retirement products. On September 24, 1996, NLIC's Board of Director's declared a dividend payable January 1, 1997 to Nationwide Corp. consisting of the outstanding common stock of those subsidiaries of NLIC that do not operate in the long-term savings and retirement market. On January 27, 1997, Nationwide Corp. contributed to NFS all of the outstanding common stock of NLIC and the other companies within the Enterprise that offer or distribute long-term savings and retirement products.

              On December 31, 1996, NLIC paid a $50,000 cash dividend to Nationwide Corp. In addition, on February 24, 1997, NLIC made a dividend to NFS consisting of securities having an aggregate market value of $850,000.

              On March 10, 1997 and March 11, 1997, NFS made cash capital contributions to NLIC totaling $295,740 and $541,040, respectively.

              Effective January 1, 1996, NLIC entered into a 100% modified coinsurance agreement with ELICW pursuant to which all of NLIC's group accident and health and group life insurance business was reinsured by ELICW. NLIC also entered into a 100% modified coinsurance agreement with NMIC effective January 1, 1996, pursuant to which all of NLIC's individual accident and health insurance business was reinsured by NMIC. See Modified Coinsurance Agreements.

              Federal Income Taxes

              NMIC and its U.S. subsidiaries, including the NLIC and its subsidiaries, file a consolidated federal income tax return. The members of the consolidated group currently have a tax sharing arrangement which provides, in effect, for each member to bear essentially the same federal income tax liability as if separate tax returns were filed. For the year ended December 31, 1996, the Company made federal income tax payments under the tax sharing arrangement of $115,839.

              Legal Services

              The attorneys in the Office of General Counsel of NMIC also operate as the law firm of Druen, Rath & Dietrich. Pursuant to a partnership agreement, the firm limits its representation to the members of the Enterprise. The partnership was formed to assure compliance with Ohio law that prohibits corporations from practicing law. Through a retainer arrangement, an annual retainer fee is paid by each member of the Enterprise based upon an estimate of time spent by each attorney working on legal matters related to the respective member during the previous year. W. Sidney Druen, Senior Vice President and General Counsel of the Company, is the senior partner in such firm, and all attorneys and other employees of the firm are salaried employees of NMIC. The firm applies all of its retainer fees toward office overhead under a rental and office expense agreement with NMIC. For the year ended December 31, 1996, the Company paid the firm $1,580 for legal services rendered to the Company which amounts were immediately remitted to NMIC.

              Lease

              Pursuant to an arrangement between NMIC and certain of its subsidiaries, the Company leases approximately 465,000 square feet of office space at One Nationwide Plaza, Two Nationwide Plaza and Three Nationwide Plaza, Columbus, Ohio, at a current market rate of $19.53 per square foot, with limited exceptions. Under the arrangement, the Company determines the amount of office space necessary to conduct its operations and leases such space from NMIC, subject to availability. For the year ended December 31, 1996, the Company made payments to NMIC and its subsidiaries totaling $9,065 under such arrangement.

              Modified Coinsurance Agreements

              Effective January 1, 1996, NLIC entered into a 100% modified coinsurance agreement with ELICW. Under the agreement, NLIC cedes to ELICW, and ELICW assumes, NLIC's group accident and health and group life insurance business and any ceded or assumed reinsurance applicable to such group business. For the year ended December 31, 1996, NLIC ceded $224,224 of premium to ELICW.

              Effective January 1, 1996, NLIC also entered into a 100% modified coinsurance agreement with NMIC. Under the agreement, NLIC cedes to NMIC, and NMIC assumes, NLIC's individual accident and health insurance business and any ceded or assumed reinsurance applicable to such business. For the year ended December 31, 1996, NLIC ceded $97,331 of premium to NMIC.

              NLIC entered into these reinsurance agreements because the accident and health and group life insurance business was unrelated to NLIC's long-term savings and retirement products. Under the modified coinsurance agreements, invested assets are retained by the ceding company and investment earnings are paid to the reinsurer. Under the terms of such agreements, the investment risk associated with changes in interest rates is borne by ELICW or NMIC, as the case may be. Risk of asset default is retained by NLIC, although a fee is paid by ELICW or NMIC, as the case may be, to NLIC for the NLIC's retention of such risk. The contracts will remain in force until all policy obligations are settled. However, with respect to the agreement between NLIC and NMIC, either party may terminate the contract on January 1 of any year with prior notice. NLIC believes that the terms of such modified coinsurance contracts are consistent in all material respects with what NLIC could have obtained with unaffiliated parties.

              Cost Sharing Agreement

              Pursuant to a cost sharing agreement among NMIC and certain of its direct and indirect subsidiaries, including the Company, NMIC provides certain operational and administrative services, such as sales support, advertising, personnel and general management services, to those subsidiaries. Expenses covered by such agreement are subject to allocation among NMIC and such subsidiaries. Under such agreement, for the year ended December 31, 1996, the Company made payments to NMIC totaling $101,584. Under the cost sharing agreement, expenses are allocated in accordance with National Association of Insurance Commissioner's guidelines and are based on standard allocation techniques and procedures acceptable under general cost accounting practices. Measures used to allocate expenses include individual employee estimates of time spent, special cost studies, salary expense, commissions expense and other measures that are agreed to by the participating companies and are within regulatory and industry guidelines and practices.

              Cash Management Agreements

              NMIC has entered into separate Investment Agency Agreements with Nationwide Cash Management Company (NCMC) and California Cash Management Company (CCMC), each an affiliate of the Company. Pursuant to the terms of such agreements, NCMC and CCMC make, hold and administer short-term investments (those maturing in one year or less) for NMIC and certain of its affiliates, including NLIC and it's subsidiaries. Under each agreement, expenses of NCMC or CCMC, as the case may be, are allocated pro rata among the participants based upon the participant's ownership percentage of total assets held by NCMC or CCMC. For the year ended December 31, 1996, the Company paid NCMC and CCMC fees and expenses totaling $41 under such agreements.

              Benefit Plans

              The Company participates in the common employee benefit programs with NMIC and its subsidiaries. Included in these programs are accident and health benefits, disability income benefits and life insurance benefits. The Company ultimately pays for all benefits provided to its employees under the benefit program plus an administrative processing fee, reduced by employee contributions. The administrative processing fee paid by the Company was approximately $1,000 for the year ended December 31, 1996.

              The Company also participates, along with NMIC and its subsidiaries and affiliates, in life insurance and health care benefit plans for qualifying retirees. Such plans are funded in amounts determined at the discretion of management of NMIC based on current and anticipated future costs. Contributions to the plan by the participating companies are primarily invested in group annuity contracts of NLIC. Contributions by the Company approximated $1,495 for the year ended December 31, 1996.

              Repurchase Agreement

              NLIC and certain of it's subsidiaries are party to a master repurchase agreement pursuant to which securities or other financial instruments are transferred between parties against the transfer of funds by the transferee for a period of time ending on a specific date or upon the demand of the transferor.

              FUTURE TRANSACTIONS WITH THE ENTERPRISE

              In the future, the Company may enter into agreements with members of the Enterprise that will not be the result of arm's length negotiations between independent parties. Conflicts of interests could arise in the future with respect to transactions involving members of the Enterprise, on the one hand, and the Company, on the other hand. In addition, under the Ohio insurance laws, arrangements and agreements between the Company and other members of the Enterprise must be fair and equitable and may be subject to the approval of the Superintendent of Insurance of the State of Ohio. The Credit Facility requires that any transaction between NLIC and any of its affiliates be on an arm's-length basis on terms at least as favorable to NLIC as could have been obtained from a third party which is not an affiliate.

              Reference is made to note 13 to the consolidated financial statements herein for additional information regarding transactions with affiliates.


                                     PART IV

ITEM 14       EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K
-------       ----------------------------------------------------------------

                                                                                                                      Page
                                                                                                                    --------
              CONSOLIDATED FINANCIAL STATEMENTS:
                 Independent Auditors' Report                                                                          F-2
                 Consolidated Balance Sheets as of December 31, 1996 and 1995                                          F-3
                 Consolidated Statements of Income for the years ended December 31, 1996, 1995 and 1994                F-4
                 Consolidated Statements of Shareholder's Equity for the years
                    ended December 31, 1996, 1995 and 1994                                                             F-5
                 Consolidated Statements of Cash Flows for the  years ended December 31, 1996, 1995
                    and 1994                                                                                           F-6
                 Notes to Consolidated Financial Statements                                                            F-7

              FINANCIAL STATEMENT SCHEDULES:
                 Schedule I    Consolidated Summary of Investments - Other Than Investments in
                                  Related Parties as of December 31, 1996                                             F-26
                 Schedule III  Supplementary Insurance Information as of December 31, 1996, 1995 and
                                  1994 and for each of the years then ended                                           F-27
                 Schedule IV   Reinsurance as of December 31, 1996, 1995 and 1994 and for each of the
                                  years then ended                                                                    F-28
                 Schedule V    Valuation and Qualifying Accounts for the years ended December 31,
                                  1996, 1995 and 1994                                                                 F-29

              All other schedules are omitted because they are not applicable or not required, or because the required information has been included in the audited consolidated financial statements or notes thereto

              EXHIBIT INDEX                                                                                            E-1

                                   SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                          NATIONWIDE LIFE INSURANCE COMPANY (Registrant)



                          By   /s/ Dimon R. McFerson
                               -----------------------------------------------
                               Dimon R. McFerson, Chairman and Chief Executive Officer - Nationwide Insurance Enterprise


Date:  March 5, 1997

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on March 5, 1997.



/s/ Dimon R. McFerson                                           /s/ Joseph J. Gasper
-------------------------------------------------------------   -----------------------------------------------------------
Dimon R. McFerson, Chairman and Chief Executive                 Joseph J. Gasper, President and Chief Operating
Officer - Nationwide Insurance Enterprise and Director          Officer and Director


/s/ Lewis J. Alphin                                             /s/ Keith W. Eckel
-------------------------------------------------------------   -----------------------------------------------------------
Lewis J. Alphin, Director                                       Keith W. Eckel, Director


/s/ Willard J. Engel                                            /s/ Fred C. Finney
-------------------------------------------------------------   -----------------------------------------------------------
Willard J. Engel, Director                                      Fred C. Finney, Director


/s/ Charles L. Fuellgraf, Jr.                                   /s/ Henry S. Holloway
-------------------------------------------------------------   -----------------------------------------------------------
Charles L. Fuellgraf, Jr., Director                             Henry S. Holloway, Director


/s/ David O. Miller                                             /s/ C. Ray Noecker
-------------------------------------------------------------   -----------------------------------------------------------
David O. Miller, Director                                       C. Ray Noecker, Director


/s/ James F. Patterson                                          /s/ Arden L. Shisler
-------------------------------------------------------------   -----------------------------------------------------------
James F. Patterson, Director                                    Arden L. Shisler, Director


/s/ Robert L. Stewart                                           /s/ Nancy C. Thomas
-------------------------------------------------------------   -----------------------------------------------------------
Robert L. Stewart, Director                                     Nancy C. Thomas, Director


/s/ Harold W. Weihl                                             /s/ Robert A. Oakley
-------------------------------------------------------------   -----------------------------------------------------------
Harold W. Weihl, Director                                       Robert A. Oakley, Executive Vice President - Chief
                                                                Financial Officer

/s/ Mark R. Thresher
-------------------------------------------------------------
Mark R. Thresher, Vice President - Controller

               NATIONWIDE LIFE INSURANCE COMPANY AND SUBSIDIARIES

                  --------------------------------------------

                        Consolidated Financial Statements

                        December 31, 1996, 1995 and 1994

                           For Inclusion in Form 10-K
                      To Securities and Exchange Commission

                          INDEPENDENT AUDITORS' REPORT
                          ----------------------------


The Board of Directors
Nationwide Life Insurance Company:

We have audited the consolidated financial statements of Nationwide Life Insurance Company and subsidiaries as listed in the accompanying index. In connection with our audits of the consolidated financial statements, we also have audited the financial statement schedules as listed in the accompanying index. These consolidated financial statements and financial statement schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedules based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Nationwide Life Insurance Company and subsidiaries as of December 31, 1996 and 1995, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 1996, in conformity with generally accepted accounting principles. Also in our opinion, the related financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

In 1994, the Company adopted the provisions of the Financial Accounting Standards Board's Statement of Financial Accounting Standards No. 115, Accounting for Certain Investments in Debt and Equity Securities.

                                                           KPMG Peat Marwick LLP

Columbus, Ohio
January 31, 1997



               NATIONWIDE LIFE INSURANCE COMPANY AND SUBSIDIARIES

                           Consolidated Balance Sheets

                           December 31, 1996 and 1995
                                ($000's omitted)

                                        Assets                                                1996               1995
                                        ------                                          -----------------   ----------------
Investments (notes 5, 8 and 9):
   Securities available-for-sale, at fair value:
      Fixed maturity securities (cost $11,970,878 in 1996; $11,862,556 in 1995)             $12,304,639          12,485,564
      Equity securities (cost $43,890 in 1996; $23,617 in 1995)                                  59,131              29,953
   Mortgage loans on real estate, net                                                         5,272,119           4,602,764
   Real estate, net                                                                             265,759             229,442
   Policy loans                                                                                 371,816             336,356
   Other long-term investments                                                                   28,668              61,989
   Short-term investments (note 13)                                                               4,789              32,792
                                                                                        -----------------   ----------------
                                                                                             18,306,921          17,778,860
                                                                                        -----------------   ----------------

Cash                                                                                             43,784               9,455
Accrued investment income                                                                       210,182             212,963
Deferred policy acquisition costs                                                             1,366,509           1,020,356
Investment in subsidiaries classified as discontinued operations (notes 1 and 2)                485,707             506,677
Other assets (note 6)                                                                           426,441             388,214
Assets held in Separate Accounts (note 8)                                                    26,926,702          18,591,108
                                                                                        -----------------   ----------------
                                                                                            $47,766,246          38,507,633
                                                                                        =================   ================

                         Liabilities and Shareholder's Equity
                         ------------------------------------

Future policy benefits and claims (notes 6 and 8)                                           $17,179,060          16,358,614
Policyholders' dividend accumulations                                                           361,401             348,027
Other policyholder funds                                                                         60,073              65,297
Accrued federal income tax (note 7):
   Current                                                                                       30,170              35,301
   Deferred                                                                                     162,212             246,627
                                                                                        -----------------   ----------------
                                                                                                192,382             281,928
                                                                                        -----------------   ----------------

Dividend payable to shareholder (notes 1 and 2)                                                 485,707                   -
Other liabilities                                                                               423,047             234,147
Liabilities related to Separate Accounts (note 8)                                            26,926,702          18,591,108
                                                                                        -----------------   ----------------
                                                                                             45,628,372          35,879,121
                                                                                        -----------------   ----------------

Commitments and contingencies (notes 6, 9 and 15)

Shareholder's equity (notes 3, 4, 5, 12 and 13):
   Capital shares, $1 par value.  Authorized 5,000,000 shares, issued and
      outstanding 3,814,779 shares                                                                3,815               3,815
   Additional paid-in capital                                                                   527,874             657,118
   Retained earnings                                                                          1,432,593           1,583,275
   Unrealized gains on securities available-for-sale, net                                       173,592             384,304
                                                                                        -----------------   ----------------
                                                                                              2,137,874           2,628,512
                                                                                        -----------------   ----------------
                                                                                            $47,766,246          38,507,633
                                                                                        =================   ================


See accompanying notes to consolidated financial statements.

               NATIONWIDE LIFE INSURANCE COMPANY AND SUBSIDIARIES

                        Consolidated Statements of Income

                  Years ended December 31, 1996, 1995 and 1994
                                ($000's omitted)

                                                                                   1996            1995            1994
                                                                              ---------------  --------------  -------------
Revenues (note 16):
   Investment product and universal life insurance product policy charges       $   400,902        286,534         217,245
   Traditional life insurance premiums                                              198,642        199,106         176,658
   Net investment income (note 5)                                                 1,357,759      1,294,033       1,210,811
   Realized losses on investments  (note 5)                                            (326)        (1,724)        (16,527)
   Other income                                                                      35,861         20,702          11,312
                                                                              ---------------  --------------  -------------
                                                                                  1,992,838      1,798,651       1,599,499
                                                                              ---------------  --------------  -------------
Benefits and expenses:
   Benefits and claims                                                            1,160,580      1,115,493         992,667
   Provision for policyholders' dividends on participating policies (note 12)        40,973         39,937          38,754
   Amortization of deferred policy acquisition costs                                133,394         82,695          85,568
   Other operating expenses (note 13)                                               342,394        272,954         240,652
                                                                              ---------------  --------------  -------------
                                                                                  1,677,341      1,511,079       1,357,641
                                                                              ---------------  --------------  -------------
      Income from continuing operations before federal income tax expense           315,497        287,572         241,858
                                                                              ---------------  --------------  -------------

Federal income tax expense (benefit) (note 7):
   Current                                                                          116,512         88,700          73,559
   Deferred                                                                          (5,623)        11,108           5,030
                                                                              ---------------  --------------  -------------
                                                                                    110,889         99,808          78,589
                                                                              ---------------  --------------  -------------
      Income from continuing operations                                             204,608        187,764         163,269

Income from discontinued operations (less federal income tax expense of
   $4,453, $7,446 and $10,915 in 1996, 1995 and 1994, respectively) (note 2)         11,324         24,714          20,459
                                                                              ---------------  --------------  -------------

      Net income                                                                $   215,932        212,478         183,728
                                                                              ===============  ==============  =============


See accompanying notes to consolidated financial statements.

               NATIONWIDE LIFE INSURANCE COMPANY AND SUBSIDIARIES

                 Consolidated Statements of Shareholder's Equity

                  Years ended December 31, 1996, 1995 and 1994
                                ($000's omitted)

                                                                                             Unrealized
                                                                                           gains (losses)
                                                             Additional                    on securities        Total
                                                 Capital      paid-in        Retained      available-for-   shareholder's
                                                  shares      capital        earnings        sale, net          equity
                                                ----------- ------------- --------------- ----------------- ---------------
1994:
   Balance, beginning of year                       $3,815      406,089       1,194,519             6,745       1,611,168
   Capital contribution                                  -      200,000               -                 -         200,000
   Net income                                            -            -         183,728                 -         183,728
   Adjustment for change in accounting for
      certain investments in debt and equity
      securities, net (note 4)                           -            -               -           212,553         212,553
   Unrealized losses on securities available-
      for-sale, net                                      -            -               -          (338,971)       (338,971)
                                                ----------- ------------- --------------- ----------------- ---------------
   Balance, end of year                             $3,815      606,089       1,378,247          (119,673)      1,868,478
                                                =========== ============= =============== ================= ===============

1995:
   Balance, beginning of year                        3,815      606,089       1,378,247          (119,673)      1,868,478
   Capital contribution (note 13)                        -       51,029               -            (4,111)         46,918
   Dividends to shareholder                              -            -          (7,450)                -          (7,450)
   Net income                                            -            -         212,478                 -         212,478
   Unrealized gains on securities available-
      for-sale, net                                      -            -               -           508,088         508,088
                                                ----------- ------------- --------------- ----------------- ---------------
   Balance, end of year                             $3,815      657,118       1,583,275           384,304       2,628,512
                                                =========== ============= =============== ================= ===============

1996:
   Balance, beginning of year                        3,815      657,118       1,583,275           384,304       2,628,512
   Capital contribution (note 13)                        -           25               5                 -              30
   Dividends to shareholder                              -     (129,269)       (366,619)          (39,819)       (535,707)
   Net income                                            -            -         215,932                 -         215,932
   Unrealized losses on securities available-
      for-sale, net                                      -            -               -          (170,893)       (170,893)
                                                ----------- ------------- --------------- ----------------- ---------------
   Balance, end of year                             $3,815      527,874       1,432,593           173,592       2,137,874
                                                =========== ============= =============== ================= ===============


See accompanying notes to consolidated financial statements.

               NATIONWIDE LIFE INSURANCE COMPANY AND SUBSIDIARIES

                      Consolidated Statements of Cash Flows

                  Years ended December 31, 1996, 1995 and 1994
                                ($000's omitted)

                                                                                       1996            1995            1994
                                                                                 ---------------- --------------- ---------------
  Cash flows from operating activities:
     Net income                                                                    $    215,932        212,478         183,728
     Adjustments to reconcile net income to net cash provided by operating activities:
           Capitalization of deferred policy acquisition costs                         (422,572)      (321,327)       (242,431)
           Amortization of deferred policy acquisition costs                            133,394         82,695          85,568
           Amortization and depreciation                                                  6,962         10,234           3,603
           Realized (gains) losses on invested assets, net                                 (284)         3,250          16,094
           Deferred federal income tax expense (benefit)                                  7,603        (30,673)          9,946
           Decrease (increase) in accrued investment income                               2,781        (16,999)        (12,808)
           (Increase) decrease in other assets                                          (38,876)        39,880        (102,676)
           Increase in policy liabilities                                               305,755        135,937         118,361
           Increase in policyholders' dividend accumulations                             13,374         12,639          15,298
           (Decrease) increase in accrued federal income tax payable                     (5,131)        30,836          (5,714)
           Increase in other liabilities                                                188,900         26,851             506
           Other, net                                                                   (61,679)         1,832         (29,595)
                                                                                 ---------------  --------------- ---------------
              Net cash provided by operating activities                                 346,159        187,633          39,880
                                                                                 ---------------- --------------- ---------------

  Cash flows from investing activities:
     Proceeds from maturity of securities available-for-sale                          1,162,766        634,553         544,843
     Proceeds from sale of securities available-for-sale                                299,558        107,345         228,308
     Proceeds from maturity of fixed maturity securities held-to-maturity                     -        564,450         491,862
     Proceeds from repayments of mortgage loans on real estate                          309,050        207,832         190,574
     Proceeds from sale of real estate                                                   18,519         48,331          46,713
     Proceeds from repayments of policy loans and sale of other invested assets          22,795         53,587         120,506
     Cost of securities available-for-sale acquired                                  (1,573,640)    (1,942,413)     (1,816,370)
     Cost of fixed maturity securities held-to-maturity acquired                              -       (593,636)       (410,379)
     Cost of mortgage loans on real estate acquired                                    (972,776)      (796,026)       (471,570)
     Cost of real estate acquired                                                        (7,862)       (10,928)         (6,385)
     Policy loans issued and other invested assets acquired                             (57,740)       (75,910)        (65,302)
     Short-term investments, net                                                         28,003         77,837         (89,376)
     Purchase of affiliate (note 13)                                                          -              -        (155,000)
                                                                                ---------------- --------------- ---------------
              Net cash used in investing activities                                    (771,327)    (1,724,978)     (1,391,576)
                                                                                ---------------- --------------- ---------------

  Cash flows from financing activities:
     Proceeds from capital contributions                                                     30              -         200,000
     Dividends paid to shareholder                                                      (50,000)        (7,450)              -
     Increase in investment product and universal life insurance
        product account balances                                                      2,293,933      2,809,385       3,547,976
     Decrease in investment product and universal life insurance
        product account balances                                                     (1,784,466)    (1,258,758)     (2,412,595)
                                                                                ---------------- --------------- --------------
              Net cash provided by financing activities                                 459,497      1,543,177       1,335,381
                                                                                ---------------- --------------- --------------

  Net increase (decrease) in cash                                                        34,329          5,832         (16,315)

                                                                                 ---------------- --------------- ---------------
  Cash, beginning of year                                                                 9,455          3,623          19,938
                                                                                 ---------------- --------------- ---------------
  Cash, end of year                                                               $      43,784          9,455           3,623
                                                                                 ================ =============== ===============


See accompanying notes to consolidated financial statements.

               NATIONWIDE LIFE INSURANCE COMPANY AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                        December 31, 1996, 1995 and 1994
                                ($000's omitted)

(1)      Organization and Description of Business
         ----------------------------------------

         Nationwide Life Insurance Company (NLIC) is a wholly owned subsidiary of Nationwide Corporation (Nationwide Corp.). Wholly owned subsidiaries of NLIC include Nationwide Life and Annuity Insurance Company (NLAIC), Employers Life Insurance Company of Wausau and subsidiaries (ELICW), National Casualty Company (NCC), West Coast Life Insurance Company (WCLIC), Nationwide Advisory Services, Inc. (formerly Nationwide Financial Services, Inc.), Nationwide Investment Services Corporation (formerly PEBSCO Securities Corporation) (NISC) and NWE, Inc. NLIC and its subsidiaries are collectively referred to as "the Company."

         Nationwide Corp. formed Nationwide Financial Services, Inc. (NFS) in November 1996 as a holding company for NLIC and the other companies of the Nationwide Insurance Enterprise that offer or distribute long-term savings and retirement products. On January 27, 1997, Nationwide Corp. contributed to NFS the common stock of NLIC and three marketing and distribution companies. NFS is planning an initial public offering of its Class A common stock during the first quarter of 1997.

         In anticipation of the restructuring described above, on September 24, 1996, NLIC's Board of Directors declared a dividend payable January 1, 1997 to Nationwide Corp. consisting of the outstanding shares of common stock of certain subsidiaries (ELICW, NCC and WCLIC) that do not offer or distribute long-term savings and retirement products. In addition, during 1996, NLIC entered into two reinsurance agreements whereby all of NLIC's accident and health and group life insurance business was ceded to ELICW and another affiliate effective January 1, 1996. These subsidiaries and all accident and health and group life insurance business have been accounted for as discontinued operations for all periods presented. See notes 2 and 13.

         In addition, as part of the restructuring described above, NLIC intends to make an $850,000 distribution to NFS which will then make an equivalent distribution to Nationwide Corp.

         The Company is a leading provider of long-term savings and retirement products to retail and institutional customers and is subject to competition from other financial services providers throughout the United States. The Company is subject to regulation by the Insurance Departments of states in which it is licensed, and undergoes periodic examinations by those departments.

         The following is a description of the most significant risks facing life insurers and how the Company mitigates those risks:

              LEGAL/REGULATORY RISK is the risk that changes in the legal or regulatory environment in which an insurer operates will create additional expenses not anticipated by the insurer in pricing its products. That is, regulatory initiatives, new legal theories or insurance company insolvencies through guaranty fund assessments may create costs for the insurer beyond those currently recorded in the consolidated financial statements. The Company mitigates this risk by offering a wide range of products and by operating throughout the United States, thus reducing its exposure to any single product or jurisdiction, and also by employing underwriting practices which identify and minimize the adverse impact of this risk.

              CREDIT RISK is the risk that issuers of securities owned by the Company or mortgagors on mortgage loans on real estate owned by the Company will default or that other parties, including reinsurers, which owe the Company money, will not pay. The Company minimizes this risk by adhering to a conservative investment strategy, by maintaining reinsurance and credit and collection policies and by providing for any amounts deemed uncollectible.

               NATIONWIDE LIFE INSURANCE COMPANY AND SUBSIDIARIES

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

(2)      Discontinued Operations
         -----------------------

         As discussed in note 1, NFS is a holding company for NLIC and certain other companies that offer or distribute long-term savings and retirement products. Prior to the contribution by Nationwide Corp. to NFS of the outstanding common stock of NLIC and other companies, NLIC effected certain transactions with respect to certain subsidiaries and lines of business that were unrelated to long-term savings and retirement products.

         On September 24, 1996, NLIC's Board of Directors declared a dividend to Nationwide Corp. consisting of the outstanding shares of common stock of three subsidiaries: ELICW, NCC and WCLIC. ELICW writes group accident and health and group life insurance business and maintains it offices in Wausau, Wisconsin. NCC is a property and casualty company that serves as a fronting company for a property and casualty subsidiary of Nationwide Mutual Insurance Company (NMIC), an affiliate. NCC maintains its offices in Scottsdale, Arizona. WCLIC writes high dollar term life insurance policies and is located in San Francisco, California. ELICW, NCC and WCLIC have been accounted for as discontinued operations for all periods presented. NLIC did not recognize any gain or loss on the disposal of these subsidiaries.

         A summary of the combined results of operations, including the results of the accident and health and group life insurance business ELICW assumed from NLIC in 1996, and assets and liabilities of ELICW, NCC and WCLIC as of and for the years ended December 31, 1996, 1995 and 1994 is as follows:

                                                                                    1996           1995          1994
                                                                                ------------   -----------   -----------

               Revenues                                                          $   668,870       422,149        84,226
               Net income                                                             11,324        26,456        11,753
               Assets, consisting primarily of investments                         3,029,293     2,967,326     2,537,692
               Liabilities, consisting primarily of policy benefits and claims     2,543,586     2,460,649     2,179,263

         During 1996, NLIC entered into two reinsurance agreements whereby all of NLIC's accident and health and group life insurance business was ceded to ELICW and NMIC, effective January 1, 1996. See note 13 for a complete discussion of the reinsurance agreements. NLIC has discontinued its accident and health and group life insurance business and in connection therewith has entered into reinsurance agreements to cede all existing and any future writings to other affiliated companies and will cease writing any new business prior to December 31, 1997. NLIC's accident and health and group life insurance business is accounted for as discontinued operations for all periods presented. NLIC did not recognize any gain or loss on the disposal of the accident and health and group life insurance business. The assets, liabilities, results of operations and activities of discontinued operations are distinguished physically, operationally and for financial reporting purposes from the remaining assets, liabilities, results of operations and activities of NLIC.

               NATIONWIDE LIFE INSURANCE COMPANY AND SUBSIDIARIES

         A summary of the results of operations, net of amounts ceded to ELICW and NMIC in 1996, and assets and liabilities of NLIC's accident and health and group life insurance business as of and for the years ended December 31, 1996, 1995 and 1994 is as follows:

                                                                                    1996           1995          1994
                                                                                ------------   -----------   -----------

               Revenues                                                             $      -       354,788       362,476
               Net income (loss)                                                           -        (1,742)        8,706
               Assets, consisting primarily of investments                           259,185       239,426       234,082
               Liabilities, consisting primarily of policy benefits and claims       259,185       239,426       234,082

(3)      Summary of Significant Accounting Policies
         ------------------------------------------

         The significant accounting policies followed by the Company that materially affect financial reporting are summarized below. The accompanying consolidated financial statements have been prepared in accordance with generally accepted accounting principles (GAAP) which differ from statutory accounting practices prescribed or permitted by regulatory authorities. Annual Statements for NLIC and its insurance subsidiaries, filed with the department of insurance of each insurance company's state of domicile, are prepared on the basis of accounting practices prescribed or permitted by each department. Prescribed statutory accounting practices include a variety of publications of the National Association of Insurance Commissioners (NAIC), as well as state laws, regulations and general administrative rules. Permitted statutory accounting practices encompass all accounting practices not so prescribed. The Company has no material permitted statutory accounting practices.

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

         (a)  Consolidation Policy
              --------------------

              The consolidated financial statements include the accounts of NLIC and its wholly owned subsidiaries. Subsidiaries that are classified and reported as discontinued operations are not consolidated but rather are reported as "Investment in Subsidiaries Classified as Discontinued Operations" in the accompanying consolidated balance sheets and "Income for Discontinued Operations" in the accompanying consolidated statements of income. All significant intercompany balances and transactions have been eliminated.

         (b)  Valuation of Investments and Related Gains and Losses
              -----------------------------------------------------

              The Company is required to classify its fixed maturity securities and equity securities as either held-to-maturity, available-for-sale or trading. Fixed maturity securities are classified as held-to-maturity when the Company has the positive intent and ability to hold the securities to maturity and are stated at amortized cost. Fixed maturity securities not classified as held-to-maturity and all equity securities are classified as available-for-sale and are stated at fair value, with the unrealized gains and losses, net of adjustments to deferred policy acquisition costs and deferred federal income tax, reported as a separate component of shareholder's equity. The adjustment to deferred policy acquisition costs represents the change in amortization of deferred policy acquisition costs that would have been required as a charge or credit to operations had such unrealized amounts been realized. The Company has no fixed maturity securities classified as held-to-maturity or trading as of December 31, 1996 or 1995.

               NATIONWIDE LIFE INSURANCE COMPANY AND SUBSIDIARIES

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

              Real estate is carried at cost less accumulated depreciation and valuation allowances. Other long-term investments are carried on the equity basis, adjusted for valuation allowances. Impairment losses are recorded on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets' carrying amount.

              Realized gains and losses on the sale of investments are determined on the basis of specific security identification. Estimates for valuation allowances and other than temporary declines are included in realized gains and losses on investments.

         (c)  Revenues and Benefits
              ---------------------

              INVESTMENT PRODUCTS AND UNIVERSAL LIFE INSURANCE PRODUCTS:
              Investment products consist primarily of individual and group variable and fixed annuities, annuities without life contingencies and guaranteed investment contracts. Universal life insurance products include universal life insurance, variable universal life insurance and other interest-sensitive life insurance policies. Revenues for investment products and universal life insurance products consist of net investment income, asset fees, cost of insurance, policy administration and surrender charges that have been earned and assessed against policy account balances during the period. Policy benefits and claims that are charged to expense include interest credited to policy account balances and benefits and claims incurred in the period in excess of related policy account balances.

              TRADITIONAL LIFE INSURANCE PRODUCTS: Traditional life insurance products include those products with fixed and guaranteed premiums and benefits and consist primarily of whole life insurance, limited-payment life insurance, term life insurance and certain annuities with life contingencies. Premiums for traditional life insurance products are recognized as revenue when due. Benefits and expenses are associated with earned premiums so as to result in recognition of profits over the life of the contract. This association is accomplished by the provision for future policy benefits and the deferral and amortization of policy acquisition costs.

              ACCIDENT AND HEALTH INSURANCE PRODUCTS: Accident and health insurance premiums are recognized as revenue over the terms of the policies. Policy claims are charged to expense in the period that the claims are incurred. All accident and health insurance business is accounted for as discontinued operations. See note 2.

         (d)  Deferred Policy Acquisition Costs
              ---------------------------------

              The costs of acquiring new business, principally commissions, certain expenses of the policy issue and underwriting department and certain variable agency expenses have been deferred. For investment products and universal life insurance products, deferred policy acquisition costs are being amortized with interest over the lives of the policies in relation to the present value of estimated future gross profits from projected interest margins, asset fees, cost of insurance, policy administration and surrender charges. For years in which gross profits are negative, deferred policy acquisition costs are amortized based on the present value of gross revenues. For traditional life products, these deferred policy acquisition costs are predominantly being amortized with interest over the premium paying period of the related policies in proportion to the ratio of actual annual premium revenue to the anticipated total premium revenue. Such anticipated premium revenue was estimated using the same assumptions as were used for computing liabilities for future policy benefits. Deferred policy acquisition costs are adjusted to reflect the impact of unrealized gains and losses on fixed maturity securities available-for-sale as described in note 3(b).

               NATIONWIDE LIFE INSURANCE COMPANY AND SUBSIDIARIES

         (e)  Separate Accounts
              -----------------

              Separate Account assets and liabilities represent contractholders' funds which have been segregated into accounts with specific investment objectives. The investment income and gains or losses of these accounts accrue directly to the contractholders. The activity of the Separate Accounts is not reflected in the consolidated statements of income and cash flows except for the fees the Company receives.

         (f)  Future Policy Benefits
              ----------------------

              Future policy benefits for investment products in the accumulation phase, universal life insurance and variable universal life insurance policies have been calculated based on participants' contributions plus interest credited less applicable contract charges.

              Future policy benefits for traditional life insurance policies have been calculated using a net level premium method based on estimates of mortality, morbidity, investment yields and withdrawals which were used or which were being experienced at the time the policies were issued, rather than the assumptions prescribed by state regulatory authorities. See note 6.

              Future policy benefits and claims for collectively renewable long-term disability policies and group long-term disability policies are the present value of amounts not yet due on reported claims and an estimate of amounts to be paid on incurred but unreported claims. The impact of reserve discounting is not material. Future policy benefits and claims on other group health insurance policies are not discounted. All health insurance business is accounted for as discontinued operations. See note 2.

         (g)  Participating Business
              ----------------------

              Participating business represents approximately 52% in 1996 (54% in 1995 and 55% in 1994) of the Company's life insurance in force, 78% in 1996 (79% in 1995 and 79% in 1994) of the number of life insurance policies in force, and 40% in 1996 (47% in 1995 and 51% in 1994) of life insurance premiums. The provision for policyholder dividends is based on current dividend scales. Future dividends are provided for ratably in future policy benefits based on dividend scales in effect at the time the policies were issued.

         (h)  Federal Income Tax
              ------------------

              The Company, with the exception of ELICW, files a consolidated federal income tax return with NMIC, the majority shareholder of Nationwide Corp. The members of the consolidated tax return group have a tax sharing arrangement which provides, in effect, for each member to bear essentially the same federal income tax liability as if separate tax returns were filed. Through 1994, ELICW filed a consolidated federal income tax return with Employers Insurance of Wausau A Mutual Company, an affiliate. Beginning in 1995, ELICW files a separate federal income tax return.

              The Company utilizes the asset and liability method of accounting for income tax. Under this method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Under this method, the effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. Valuation allowances are established when necessary to reduce the deferred tax assets to the amounts expected to be realized.

               NATIONWIDE LIFE INSURANCE COMPANY AND SUBSIDIARIES

         (i)  Reinsurance Ceded
              -----------------

              Reinsurance premiums ceded and reinsurance recoveries on benefits and claims incurred are deducted from the respective income and expense accounts. Assets and liabilities related to reinsurance ceded are reported on a gross basis. All of the Company's accident and health and group life insurance business is ceded to affiliates and is accounted for as discontinued operations. See notes 2 and 13.

         (j)  Reclassification
              ----------------

              Certain items in the 1995 and 1994 consolidated financial statements have been reclassified to conform to the 1996 presentation.


(4)      Change in Accounting Principle
         ------------------------------

         Effective January 1, 1994, the Company changed its method of accounting for certain investments in debt and equity securities in connection with the issuance of STATEMENT OF FINANCIAL ACCOUNTING STANDARDS (SFAS) NO. 115 - ACCOUNTING FOR CERTAIN INVESTMENTS IN DEBT AND EQUITY SECURITIES. As of January 1, 1994, the Company classified fixed maturity securities with amortized cost and fair value of $6,299,665 and $6,721,714, respectively, as available-for-sale and recorded the securities at fair value. Previously, these securities were recorded at amortized cost. The effect as of January 1, 1994 has been recorded as a direct credit to shareholder's equity as follows:

             Excess of fair value over amortized cost of fixed maturity
                securities available-for-sale                                         $ 422,049
             Adjustment to deferred policy acquisition costs                            (95,044)
             Deferred federal income tax                                               (114,452)
                                                                                    --------------
                                                                                      $ 212,553
                                                                                    ==============


(5)      Investments
         -----------

         The amortized cost and estimated fair value of securities available-for-sale were as follows as of December 31, 1996:

                                                                                     Gross         Gross
                                                                    Amortized     unrealized    unrealized     Estimated
                                                                      cost           gains        losses       fair value
                                                                  ------------    ----------    -----------    -----------
             1996:
               Fixed maturity securities:
                 U.S. Treasury securities and obligations of
                   U.S. government corporations and agencies       $   275,696         4,795        (1,340)        279,151
                 Obligations of states and political subdivisions        6,242           450            (2)          6,690
                 Debt securities issued by foreign governments         100,656         2,141          (857)        101,940
                 Corporate securities                                7,999,310       285,946       (33,686)      8,251,570
                 Mortgage-backed securities                          3,588,974        91,438       (15,124)      3,665,288
                                                                   ------------    ----------   ------------   ------------
                     Total fixed maturity securities                11,970,878       384,770       (51,009)     12,304,639
               Equity securities                                        43,890        15,571          (330)         59,131
                                                                   ------------    ----------   ------------   ------------
                                                                   $12,014,768       400,341       (51,339)     12,363,770
                                                                   ============    ==========   ============   ============

               NATIONWIDE LIFE INSURANCE COMPANY AND SUBSIDIARIES

         The amortized cost and estimated fair value of securities available-for-sale were as follows as of December 31, 1995:

                                                                                     Gross         Gross
                                                                    Amortized     unrealized    unrealized     Estimated
                                                                      cost           gains        losses       fair value
                                                                   ------------    ----------   -----------  ---------------
             1995:
               Fixed maturity securities:
                 U.S. Treasury securities and obligations of
                   U.S. government corporations and agencies       $   310,186        12,764           (1)         322,949
                 Obligations of states and political subdivisions        8,655         1,205           (1)           9,859
                 Debt securities issued by foreign governments         101,414         4,387          (66)         105,735
                 Corporate securities                                7,888,440       473,681      (25,742)       8,336,379
                 Mortgage-backed securities                          3,553,861       165,169       (8,388)       3,710,642
                                                                   ------------    ----------   -----------  ---------------
                     Total fixed maturity securities                11,862,556       657,206      (34,198)      12,485,564
               Equity securities                                        23,617         6,382          (46)          29,953
                                                                   ------------    ----------   -----------  ---------------
                                                                   $11,886,173       663,588      (34,244)      12,515,517
                                                                   ============    ==========   ===========  ===============


         The amortized cost and estimated fair value of fixed maturity securities available-for-sale as of December 31, 1996, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

                                                                                   Amortized        Estimated
                                                                                      cost          fair value
                                                                                ---------------   --------------

             Fixed maturity securities available-for-sale:
                Due in one year or less                                         $     440,235          444,214
                Due after one year through five years                               3,937,010        4,053,152
                Due after five years through ten years                              2,809,813        2,871,806
                Due after ten years                                                 1,194,846        1,270,179
                                                                                ---------------   --------------
                                                                                    8,381,904        8,639,351

             Mortgage-backed securities                                             3,588,974        3,665,288
                                                                                ---------------   --------------
                                                                                  $11,970,878       12,304,639
                                                                                ===============   ==============


         The components of unrealized gains on securities available-for-sale, net, were as follows as of December 31:

                                                                                   1996            1995
                                                                              ---------------  --------------

             Gross unrealized gains                                               $349,002         629,344
             Adjustment to deferred policy acquisition costs                       (81,939)       (138,914)
             Deferred federal income tax                                           (93,471)       (171,649)
                                                                              ---------------  --------------
                                                                                   173,592         318,781

             Unrealized gains on securities available-for-sale, net, of
                subsidiaries classified as discontinued operations (note 2)              -          65,523
                                                                              ---------------  --------------
                                                                                  $173,592         384,304
                                                                              ===============  ==============

               NATIONWIDE LIFE INSURANCE COMPANY AND SUBSIDIARIES

         An analysis of the change in gross unrealized gains (losses) on securities available-for-sale and fixed maturity securities held-to-maturity follows for the years ended December 31:

                                                                          1996             1995            1994
                                                                     ---------------   -------------  --------------
             Securities available-for-sale:
                Fixed maturity securities                               $(289,247)         876,332       (675,373)
                Equity securities                                           8,905              (26)        (1,927)
             Fixed maturity securities held-to-maturity                         -           75,626       (398,183)
                                                                     ---------------   -------------  --------------
                                                                        $(280,342)         951,932     (1,075,483)
                                                                     ===============   =============  ==============

         Proceeds from the sale of securities available-for-sale during 1996, 1995 and 1994 were $299,558, $107,345 and $228,308, respectively.
         During 1996, gross gains of $6,606 ($4,838 and $3,045 in 1995 and 1994, respectively) and gross losses of $6,925 ($2,147 and $21,280 in 1995 and 1994, respectively) were realized on those sales.

         During 1995, the Company transferred fixed maturity securities classified as held-to-maturity with amortized cost of $25,429 to available-for-sale securities due to evidence of a significant deterioration in the issuer's creditworthiness. The transfer of those fixed maturity securities resulted in a gross unrealized loss of $3,535.

         As permitted by the Financial Accounting Standards Board's Special Report, A GUIDE TO IMPLEMENTATION OF STATEMENT 115 ON ACCOUNTING FOR CERTAIN INVESTMENTS IN DEBT AND EQUITY SECURITIES, issued in November 1995 the Company transferred all of its fixed maturity securities previously classified as held-to-maturity to available-for-sale. As of December 14, 1995, the date of transfer, the fixed maturity securities had amortized cost of $3,320,093, resulting in a gross unrealized gain of $155,940.

         Investments that were non-income producing for the twelve month period preceding December 31, 1996 amounted to $26,805 ($27,712 in 1995) and consisted of $248 ($6,982 in 1995) in fixed maturity securities, $20,633 ($14,740 in 1995) in real estate and $5,924 ($5,990 in 1995) in other long-term investments.

         Real estate is presented at cost less accumulated depreciation of $30,338 as of December 31, 1996 ($30,482 as of December 31, 1995) and
         valuation allowances of $15,219 as of December 31, 1996 ($25,819 as of December 31, 1995).

         The recorded investment of mortgage loans on real estate considered to be impaired (under SFAS NO. 114 - ACCOUNTING BY CREDITORS FOR IMPAIRMENT OF A LOAN as amended by SFAS NO. 118 - ACCOUNTING BY CREDITORS FOR IMPAIRMENT OF A LOAN-INCOME RECOGNITION AND DISCLOSURE) as of December 31, 1996 was $51,765 ($44,409 as of December 31, 1995),
         which includes $41,663 ($23,975 as of December 31, 1995) of impaired mortgage loans on real estate for which the related valuation allowance was $8,485 ($5,276 as of December 31, 1995) and $10,102 ($20,434 as of
         December 31, 1995) of impaired mortgage loans on real estate for which there was no valuation allowance. During 1996, the average recorded investment in impaired mortgage loans on real estate was approximately $39,674 ($22,181 in 1995) and interest income recognized on those loans was $2,103 ($387 in 1995), which is equal to interest income recognized using a cash-basis method of income recognition.

         Activity in the valuation allowance account for mortgage loans on real estate is summarized for the years ended December 31:

                                                                                   1996           1995
                                                                               -------------  --------------

             Allowance, beginning of year                                          $49,128         46,381
                  Additions charged to operations                                    4,497          7,433
                  Direct write-downs charged against the allowance                  (2,587)        (4,686)
                                                                               -------------  -------------
             Allowance, end of year                                                $51,038         49,128
                                                                               =============  ==============

               NATIONWIDE LIFE INSURANCE COMPANY AND SUBSIDIARIES

         An analysis of investment income by investment type follows for the years ended December 31:

                                                                          1996             1995           1994
                                                                     ---------------   -------------  ------------
             Gross investment income:
                 Securities available-for-sale:
                   Fixed maturity securities                          $   917,135          685,787        647,927
                   Equity securities                                        1,291            1,330            509
                 Fixed maturity securities held-to-maturity                     -          201,808        185,938
                 Mortgage loans on real estate                            432,815          395,478        372,734
                 Real estate                                               44,332           38,344         40,170
                 Short-term investments                                     4,155           10,576          6,141
                 Other                                                      3,998            7,239          2,121
                                                                     ---------------   -------------  --------------
                       Total investment income                          1,403,726        1,340,562      1,255,540
             Less investment expenses                                      45,967           46,529         44,729
                                                                     ---------------   -------------  ---------------
                       Net investment income                           $1,357,759        1,294,033      1,210,811
                                                                     ===============   =============  ==============

         An analysis of realized gains (losses) on investments, net of valuation allowances, by investment type follows for the years ended December 31:

                                                                        1996          1995          1994
                                                                     ------------  ------------  ------------
             Securities available-for-sale:
                Fixed maturity securities                              $(3,462)        4,213        (7,296)
                Equity securities                                        3,143         3,386         1,422
             Mortgage loans on real estate                              (4,115)       (7,091)      (20,446)
             Real estate and other                                       4,108        (2,232)        9,793
                                                                     ------------  ------------  ------------
                                                                      $   (326)       (1,724)      (16,527)
                                                                     ============  ============  ============

         Fixed maturity securities with an amortized cost of $6,161 and $5,592 as of December 31, 1996 and 1995, respectively, were on deposit with various regulatory agencies as required by law.

(6)      Future Policy Benefits and Claims
         ---------------------------------

         The liability for future policy benefits for investment contracts represents approximately 87% and 87% of the total liability for future policy benefits as of December 31, 1996 and 1995, respectively. The average interest rate credited on investment product policies was approximately 6.3%, 6.6% and 6.5% for the years ended December 31, 1996, 1995 and 1994, respectively.

         The liability for future policy benefits for traditional life insurance policies has been established based upon the following assumptions:

              Interest rates:  Interest rates vary as follows:
              --------------

                   Year of issue                Interest rates
                   -----------------   ----------------------------------------

                   1996                6.6%, not graded
                   1984-1995           6.0% to 10.5%, not graded
                   1966-1983           6.0% to 8.1%, graded over 20 years to 4.0% to 6.6%
                   1965 and prior      generally lower than post 1965 issues


               NATIONWIDE LIFE INSURANCE COMPANY AND SUBSIDIARIES

              WITHDRAWALS: Rates, which vary by issue age, type of coverage and policy duration, are based on Company experience.

              MORTALITY: Mortality and morbidity rates are based on published tables, modified for the Company's actual experience.

         The Company has entered into a reinsurance contract to cede a portion of its general account individual annuity business to The Franklin Life Insurance Company (Franklin). Total recoveries due from Franklin were $240,451 and $245,255 as of December 31, 1996 and 1995, respectively. The contract is immaterial to the Company's results of operations. The ceding of risk does not discharge the original insurer from its primary obligation to the policyholder. Under the terms of the contract, Franklin has established a trust as collateral for the recoveries. The trust assets are invested in investment grade securities, the market value of which must at all times be greater than or equal to 102% of the reinsured reserves.

         The Company has reinsurance agreements with certain affiliates as described in note 13. All other reinsurance agreements are not material to either premiums or reinsurance recoverables.

(7)      Federal Income Tax
         -------------------

         The tax effects of temporary differences that give rise to significant components of the net deferred tax liability as of December 31, 1996 and 1995 are as follows:

                                                                              1996               1995
                                                                        -----------------   ---------------
             Deferred tax assets:
                Future policy benefits                                        $175,571            149,192
                Liabilities in Separate Accounts                               188,426            129,120
                Mortgage loans on real estate and real estate                   23,366             25,165
                Other policyholder funds                                         7,407              7,424
                Other assets and other liabilities                              53,757             41,847
                                                                        -----------------   ---------------
                  Total gross deferred tax assets                              448,527            352,748
                  Less valuation allowances                                     (7,000)            (7,000)
                                                                        -----------------   ---------------
                  Net deferred tax assets                                      441,527            345,748
                                                                        =================   ===============

             Deferred tax liabilities:
                Deferred policy acquisition costs                              399,345            299,579
                Fixed maturity securities                                      133,210            227,345
                Deferred tax on realized investment gains                       37,597             40,634
                Equity securities and other long-term investments                8,210              3,780
                Other                                                           25,377             21,037
                                                                        -----------------   ---------------
                  Total gross deferred tax liabilities                         603,739            592,375
                                                                        -----------------   ---------------
                                                                              $162,212            246,627
                                                                        =================   ===============

         In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion of the total gross deferred tax assets will not be realized. Nearly all future deductible amounts can be offset by future taxable amounts or recovery of federal income tax paid within the statutory carryback period. There has been no change in the valuation allowance for the years ended December 31, 1996, 1995 and 1994.

               NATIONWIDE LIFE INSURANCE COMPANY AND SUBSIDIARIES

         Total federal income tax expense for the years ended December 31, 1996, 1995 and 1994 differs from the amount computed by applying the U.S. federal income tax rate to income before tax as follows:

                                                                1996                    1995                    1994
                                                   ----------------------   ----------------------   ----------------------
                                                      Amount        %          Amount        %          Amount        %
                                                   ----------------------   ----------------------   ----------------------

             Computed (expected) tax expense          $110,424     35.0        $100,650     35.0         $84,650     35.0
             Tax exempt interest and dividends
                received deduction                        (212)    (0.1)            (18)    (0.0)           (130)    (0.1)
             Other, net                                    677      0.3            (824)    (0.3)         (5,931)    (2.5)
                                                   ------------  --------   ------------- --------   ------------- --------
               Total (effective rate of each year)    $110,889     35.2       $  99,808     34.7         $78,589     32.5
                                                   ============  ========   ============= ========   ============= ========

         Total federal income tax paid was $115,839, $51,840 and $83,239 during the years ended December 31, 1996, 1995 and 1994, respectively.


 (8)     Disclosures about Fair Value of Financial Instruments
         -----------------------------------------------------

         SFAS NO. 107 - DISCLOSURES ABOUT FAIR VALUE OF FINANCIAL INSTRUMENTS (SFAS 107) requires disclosure of fair value information about existing on and off-balance sheet financial instruments. SFAS 107 defines the fair value of a financial instrument as the amount at which the financial instrument could be exchanged in a current transaction between willing parties. In cases where quoted market prices are not available, fair value is based on estimates using present value or other valuation techniques.

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

         Although insurance contracts, other than policies such as annuities that are classified as investment contracts, are specifically exempted from SFAS 107 disclosures, estimated fair value of policy reserves on life insurance contracts is provided to make the fair value disclosures more meaningful.

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

              SEPARATE ACCOUNT ASSETS AND LIABILITIES: The fair value of assets held in Separate Accounts is based on quoted market prices. The fair value of liabilities related to Separate Accounts is the amount payable on demand, which includes certain surrender charges.

               NATIONWIDE LIFE INSURANCE COMPANY AND SUBSIDIARIES

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

              INVESTMENT CONTRACTS: Fair value for the Company's liabilities under investment type contracts is disclosed using two methods. For investment contracts without defined maturities, fair value is the amount payable on demand. For investment contracts with known or determined maturities, fair value is estimated using discounted cash flow analyses. Interest rates used are similar to currently offered contracts with maturities consistent with those remaining for the contracts being valued.

              POLICY RESERVES ON LIFE INSURANCE CONTRACTS: Included are disclosures for individual life insurance, universal life insurance and supplementary contracts with life contingencies for which the estimated fair value is the amount payable on demand. Also included are disclosures for the Company's limited payment policies, which the Company has used discounted cash flow analyses similar to those used for investment contracts with known maturities to estimate fair value.

              POLICYHOLDERS' DIVIDEND ACCUMULATIONS AND OTHER POLICYHOLDER
              FUNDS: The carrying amount reported in the consolidated balance sheets for these instruments approximates their fair value.

              COMMITMENTS TO EXTEND CREDIT: Commitments to extend credit have nominal fair value because of the short-term nature of such commitments. See note 9.

           Carrying amount and estimated fair value of financial instruments subject to SFAS 107 and policy reserves on life insurance contracts were as follows as of December 31, 1996 and 1995:

                                                                           1996                            1995
                                                             ------------------------------   -------------------------------
                                                                Carrying      Estimated          Carrying       Estimated
                                                                 amount       fair value          amount        fair value
                                                             ------------------------------   --------------- ---------------
               Assets
               ------
               Investments:
                  Securities available-for-sale:
                     Fixed maturity securities                 $12,304,639     12,304,639        12,485,564      12,485,564
                     Equity securities                              59,131         59,131            29,953          29,953
                  Mortgage loans on real estate, net             5,272,119      5,397,865         4,602,764       4,961,655
                  Policy loans                                     371,816        371,816           336,356         336,356
                  Short-term investments                             4,789          4,789            32,792          32,792
               Cash                                                 43,784         43,784             9,455           9,455
               Assets held in Separate Accounts                 26,926,702     26,926,702        18,591,108      18,591,108

               Liabilities
               -----------
               Investment contracts                             13,914,441     13,484,526        13,229,360      12,876,798
               Policy reserves on life insurance contracts       2,971,337      2,775,991         2,836,323       2,733,486
               Policyholders' dividend accumulations               361,401        361,401           348,027         348,027
               Other policyholder funds                             60,073         60,073            65,297          65,297
               Liabilities related to Separate Accounts         26,926,702     26,164,213        18,591,108      18,052,362

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

               NATIONWIDE LIFE INSURANCE COMPANY AND SUBSIDIARIES

         Commitments to fund fixed rate mortgage loans on real estate are agreements to lend to a borrower, and are subject to conditions established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a deposit. Commitments extended by the Company are based on management's case-by-case credit evaluation of the borrower and the borrower's loan collateral. The underlying mortgage property represents the collateral if the commitment is funded. The Company's policy for new mortgage loans on real estate is to lend no more than 75% of collateral value. Should the commitment be funded, the Company's exposure to credit loss in the event of nonperformance by the borrower is represented by the contractual amounts of these commitments less the net realizable value of the collateral. The contractual amounts also represent the cash requirements for all unfunded commitments. Commitments on mortgage loans on real estate of $327,456 extending into 1997 were outstanding as of December 31, 1996.

         SIGNIFICANT CONCENTRATIONS OF CREDIT RISK: The Company grants mainly commercial mortgage loans on real estate to customers throughout the United States. The Company has a diversified portfolio with no more than 21% (20% in 1995) in any geographic area and no more than 2% (2% in 1995) with any one borrower as of December 31, 1996.

         The Company had a significant reinsurance recoverable balance from one reinsurer as of December 31, 1996 and 1995. See note 6.

         The summary below depicts loans by remaining principal balance as of December 31, 1996 and 1995:

                                                                                             Apartment
                                                Office       Warehouse         Retail         & other           Total
                                              ------------  -------------   -------------   -------------   --------------
               1996:
                 East North Central             $139,518        119,069         549,064         215,038        1,022,689
                 East South Central               33,267         22,252         172,968          90,623          319,110
                 Mountain                         17,972         43,027         113,292          73,390          247,681
                 Middle Atlantic                 129,077         54,046         160,833          18,498          362,454
                 New England                      33,348         43,581         161,960               -          238,889
                 Pacific                         202,562        325,046         424,295         110,108        1,062,011
                 South Atlantic                  103,889        134,492         482,934         385,185        1,106,500
                 West North Central              126,467          2,441          75,180          40,529          244,617
                 West South Central              104,877        120,314         197,090         304,256          726,537
                                              -------------   -------------   -------------   --------------  ------------
                                                $890,977        864,268       2,337,616       1,237,627        5,330,488
                                              ============  =============   =============   =============
                    Less valuation allowances and unamortized discount                                            58,369
                                                                                                            --------------
                         Total mortgage loans on real estate, net                                             $5,272,119
                                                                                                            ==============


               1995:
                 East North Central             $138,965        101,925         514,995         175,213          931,098
                 East South Central               21,329         13,053         180,858          82,383          297,623
                 Mountain                              -         17,219         138,220          45,274          200,713
                 Middle Atlantic                 116,187         64,813         158,252          10,793          350,045
                 New England                       9,559         39,525         148,449               1          197,534
                 Pacific                         183,206        233,186         374,915         105,419          896,726
                 South Atlantic                  106,246         73,541         446,800         278,265          904,852
                 West North Central              133,899         14,205          78,065          36,651          262,820
                 West South Central               69,140         92,594         190,299         267,268          619,301
                                              ------------  ------------    -------------   -------------   --------------
                                                $778,531        650,061       2,230,853       1,001,267        4,660,712
                                              ============  =============   =============   =============
                    Less valuation allowances and unamortized discount                                            57,948
                                                                                                            --------------
                         Total mortgage loans on real estate, net                                             $4,602,764
                                                                                                            ==============

               NATIONWIDE LIFE INSURANCE COMPANY AND SUBSIDIARIES

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

         Pension costs charged to operations by the Company during the years ended December 31, 1996, 1995 and 1994 were $7,381, $10,478 and
         $10,063, respectively.

         The Company's net accrued pension expense as of December 31, 1996 and 1995 was $1,075 and $1,392, respectively.

         The net periodic pension cost for the Nationwide Insurance Enterprise Retirement Plan as a whole for the year ended December 31, 1996 and for the Nationwide Insurance Companies and Affiliates Retirement Plan as a whole for the years ended December 31, 1995 and 1994 follows:

                                                                        1996             1995              1994
                                                                   ---------------  ---------------   ---------------

              Service cost (benefits earned during the period)       $   75,466           64,524            64,740
              Interest cost on projected benefit obligation             105,511           95,283            73,951
              Actual return on plan assets                             (210,583)        (249,294)          (21,495)
              Net amortization and deferral                             101,795          143,353           (62,150)
                                                                   ---------------  ---------------   ---------------
                                                                     $   72,189           53,866            55,046
                                                                   ===============  ===============   ===============


         Basis for measurements, net periodic pension cost:

                                                                        1996             1995              1994
                                                                   ---------------  ---------------   ---------------

              Weighted average discount rate                           6.00%            7.50%             5.75%
              Rate of increase in future compensation levels           4.25%            6.25%             4.50%
              Expected long-term rate of return on plan assets         6.75%            8.75%             7.00%

               NATIONWIDE LIFE INSURANCE COMPANY AND SUBSIDIARIES

         Information regarding the funded status of the Nationwide Insurance Enterprise Retirement Plan as a whole as of December 31, 1996 and 1995 follows:

                                                                                1996              1995
                                                                           ---------------   ---------------
              Accumulated benefit obligation:
                 Vested                                                      $1,338,554         1,236,730
                 Nonvested                                                       11,149            26,503
                                                                           ---------------   ---------------
                                                                             $1,349,703         1,263,233
                                                                           ===============   ===============

              Net accrued pension expense:
                 Projected benefit obligation for services rendered to
                    date                                                     $1,847,828         1,780,616
                 Plan assets at fair value                                    1,947,933         1,738,004
                                                                           ---------------   ---------------
                    Plan assets in excess of (less than) projected benefit
                       obligation                                               100,105           (42,612)
                 Unrecognized prior service cost                                 37,870            42,845
                 Unrecognized net gains                                        (201,952)          (63,130)
                 Unrecognized net asset at transition                            37,158            41,305
                                                                           ---------------   ---------------
                                                                            $   (26,819)          (21,592)
                                                                           ===============   ===============

         Basis for measurements, funded status of plan:

                                                                                1996              1995
                                                                           ---------------   ---------------

              Weighted average discount rate                                   6.50%             6.00%
              Rate of increase in future compensation levels                   4.75%             4.25%

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

         The Company elected to immediately recognize its estimated accumulated postretirement benefit obligation; however, certain affiliated companies elected to amortize their initial transition obligation over periods ranging from 10 to 20 years.

         The Company's accrued postretirement benefit expense as of December 31, 1996 and 1995 was $34,884 and $33,537, respectively, and the net periodic postretirement benefit cost (NPPBC) for 1996, 1995 and 1994 was $3,286, $3,132 and $4,284, respectively.

               NATIONWIDE LIFE INSURANCE COMPANY AND SUBSIDIARIES

         The amount of NPPBC for the plan as a whole for the years ended December 31, 1996, 1995 and 1994 was as follows:

                                                                                        1996          1995          1994
                                                                                     -----------   -----------   -----------

             Service cost (benefits attributed to employee service during the year)   $  6,541         6,235         8,586
             Interest cost on accumulated postretirement benefit obligation             13,679        14,151        14,011
             Actual return on plan assets                                               (4,348)       (2,657)       (1,622)
             Amortization of unrecognized transition obligation of affiliates              173         2,966           568
             Net amortization and deferral                                               1,830        (1,619)        1,622
                                                                                     -----------   -----------   -----------
                                                                                       $17,875        19,076        23,165
                                                                                     ===========   ===========   ===========

         Information regarding the funded status of the plan as a whole as of December 31, 1996 and 1995 follows:

                                                                                             1996              1995
                                                                                        ---------------   ---------------
             Accrued postretirement benefit expense:
                Retirees                                                                  $   92,954            88,680
                Fully eligible, active plan participants                                      23,749            28,793
                Other active plan participants                                                83,986            90,375
                                                                                        ---------------   ---------------
                   Accumulated postretirement benefit obligation (APBO)                      200,689           207,848
                Plan assets at fair value                                                     63,044            54,325
                                                                                        ---------------   ---------------
                   Plan assets less than accumulated postretirement benefit obligation      (137,645)         (153,523)
                Unrecognized transition obligation of affiliates                               1,654             1,827
                Unrecognized net gains                                                       (23,225)           (1,038)
                                                                                        ---------------   ---------------
                                                                                           $(159,216)         (152,734)
                                                                                        ===============   ===============

         Actuarial assumptions used for the measurement of the APBO as of December 31, 1996 and 1995 and the NPPBC for 1996, 1995 and 1994 were as follows:

                                                      1996          1996         1995         1995         1994
                                                      APBO         NPPBC         APBO        NPPBC         NPPBC
                                                   ------------  -----------  -----------  -----------  ------------

             Discount rate                            7.25%         6.65%        6.75%        8.00%        7.00%
             Long-term rate of return on plan
                 assets, net of tax                     -           4.80%         -           8.00%         N/A
             Assumed health care cost trend rate:
                 Initial rate                        11.00%        11.00%       11.00%       10.00%       12.00%
                 Ultimate rate                        6.00%         6.00%        6.00%        6.00%        6.00%
                 Uniform declining period           12 Years      12 Years     12 Years     12 Years     12 Years


         The health care cost trend rate assumption has an effect on the amounts reported. For the plan as a whole, a one percentage point increase in the assumed health care cost trend rate would increase the APBO as of December 31, 1996 by $701 and the NPPBC for the year ended December 31, 1996 by $83.

(12) Shareholder's Equity, Regulatory Risk-Based Capital, Retained Earnings and Dividend Restrictions
         ---------------------------------------------------------------------

         Each insurance company's state of domicile imposes minimum risk-based capital requirements that were developed by the NAIC. The formulas for determining the amount of risk-based capital specify various weighting factors that are applied to financial balances or various levels of activity based on the perceived degree of risk. Regulatory compliance is determined by a ratio of the company's regulatory total adjusted capital, as defined by the NAIC, to its authorized control level risk-based capital, as defined by the NAIC. Companies below specific trigger points or ratios are classified within certain levels, each of which requires specified corrective action. NLIC and each of its insurance company subsidiaries exceed the minimum risk-based capital requirements.

               NATIONWIDE LIFE INSURANCE COMPANY AND SUBSIDIARIES

         The statutory capital shares and surplus of NLIC as of December 31, 1996, 1995 and 1994 was $1,000,647, $1,363,031 and $1,262,861,
         respectively. The statutory net income of NLIC for the years ended December 31, 1996, 1995 and 1994 was $73,218, $86,529 and $76,532,
         respectively.

         NLIC is limited in the amount of shareholder dividends it may pay without prior approval by the Department of Insurance of the State of Ohio (the Department). NLIC's dividend of the outstanding shares of common stock of certain companies which was declared on September 24, 1996 and the anticipated $850,000 dividend (as discussed in note 1) are deemed extraordinary under Ohio insurance laws. As a result of such dividends, any dividend paid by NLIC during the 12-month period immediately following the $850,000 dividend would also be an extraordinary dividend under Ohio insurance laws. Accordingly, no such dividend could be paid without prior regulatory approval.

         In addition, the payment of dividends by NLIC may also be subject to restrictions set forth in the insurance laws of New York that limit the amount of statutory profits on NLIC's participating policies (measured before dividends to policyholders) that can inure to the benefit of the Company and its stockholder.

         The Company currently does not expect such regulatory requirements to impair its ability to pay operating expenses and stockholder dividends in the future.

(13)     Transactions With Affiliates
         ----------------------------

         The Company leases office space from NMIC and certain of its subsidiaries. For the years ended December 31, 1996, 1995 and 1994, the Company made lease payments to NMIC and its subsidiaries of $9,065, $8,986 and $8,133, respectively.

         Pursuant to a cost sharing agreement among NMIC and certain of its direct and indirect subsidiaries, including the Company, NMIC provides certain operational and administrative services, such as sales support, advertising, personnel and general management services, to those subsidiaries. Expenses covered by this agreement are subject to allocation among NMIC, the Company and other affiliates. Amounts allocated to the Company were $101,584, $107,112, and $100,601 in 1996,
         1995 and 1994, respectively. The allocations are based on techniques and procedures in accordance with insurance regulatory guidelines. Measures used to allocate expenses among companies include individual employee estimates of time spent, special cost studies, salary expense, commissions expense and other methods agreed to by the participating companies that are within industry guidelines and practices. The Company believes these allocation methods are reasonable. In addition, the Company does not believe that expenses recognized under the intercompany agreements are materially different than expenses that would have been recognized had the Company operated on a stand alone basis. Amounts payable to NMIC from the Company under the cost sharing agreement were $15,111 and $1,186 as of December 31, 1996 and 1995, respectively.

         The Company also participates in intercompany repurchase agreements with affiliates whereby the seller will transfer securities to the buyer at a stated value. Upon demand or a stated period, the securities will be repurchased by the seller at the original sales price plus a price differential. Transactions under the agreements during 1996 and 1995 were not material. The Company believes that the terms of the repurchase agreements are materially consistent with what the Company could have obtained with unaffiliated parties.

               NATIONWIDE LIFE INSURANCE COMPANY AND SUBSIDIARIES

         Intercompany reinsurance contracts exist between NLIC and, respectively NMIC and ELICW whereby all of NLIC's accident and health and group life insurance business is ceded on a modified coinsurance basis. NLIC entered into the reinsurance agreements during 1996 because the accident and health and group life insurance business was unrelated to NLIC's long-term savings and retirement products. Accordingly, the accident and health and group life insurance business has been accounted for as discontinued operations for all periods presented. Under modified coinsurance agreements, invested assets are retained by the ceding company and investment earnings are paid to the reinsurer. Under the terms of NLIC's agreements, the investment risk associated with changes in interest rates is borne by NMIC or ELICW, as the case may be. Risk of asset default is retained by NLIC, although a fee is paid by NMIC or ELICW, as the case may be, to NLIC for the NLIC's retention of such risk. The agreements will remain in force until all policy obligations are settled. However, with respect to the agreement between NLIC and NMIC, either party may terminate the contract on January 1 of any year with prior notice. The ceding of risk does not discharge the original insurer from its primary obligation to the policyholder. NLIC believes that the terms of the modified coinsurance agreements are consistent in all material respects with what NLIC could have obtained with unaffiliated parties.

         Amounts ceded to ELICW in 1996 are included in ELICW's results of operations for 1996 which, combined with the results of WCLIC and NCC, are summarized in note 2. Amounts ceded to ELICW in 1996 include premiums of $224,224, net investment income and other revenue of $14,833, and benefits, claims and other expenses of $246,641. Amounts ceded to NMIC in 1996 include premiums of $97,331, net investment income of $10,890, and benefits, claims and other expenses of $100,476.

         The Company and various affiliates entered into agreements with Nationwide Cash Management Company (NCMC) and California Cash Management Company (CCMC), both affiliates, under which NCMC and CCMC act as common agents in handling the purchase and sale of short-term securities for the respective accounts of the participants. Amounts on deposit with NCMC and CCMC were $4,789 and $9,654 as of December 31, 1996 and 1995, respectively, and are included in short-term investments on the accompanying consolidated balance sheets.

         On April, 5 1996, Nationwide Corp. contributed all of the outstanding shares, with shareholder equity value of $30, of NISC to NLIC. NLIC contributed an additional $500 to NISC on August 30, 1996.

         On March 1, 1995, Nationwide Corp. contributed all of the outstanding shares of common stock of Farmland Life Insurance Company (Farmland) to NLIC. Farmland merged into WCLIC effective June 30, 1995. The contribution resulted in a direct increase to consolidated shareholder's equity of $46,918. As discussed in note 2, WCLIC is accounted for as discontinued operations.

         Effective December 31, 1994, NLIC purchased all of the outstanding shares of common stock of ELICW from Wausau Service Corporation (WSC) for $155,000. NLIC transferred fixed maturity securities and cash with a fair value of $155,000 to WSC on December 28, 1994, which resulted in a realized loss of $19,239 on the disposition of the securities. The purchase price approximated both the historical cost basis and fair value of net assets of ELICW. ELICW has and will continue to share home office, other facilities, equipment and common management and administrative services with WSC. As discussed in note 2, ELICW is accounted for as discontinued operations.

         Certain annuity products are sold through three affiliated companies which are also subsidiaries of Nationwide Corp. Total commissions and fees paid to these affiliates for the years ended December 31, 1996, 1995 and 1994 were $76,922, $57,280 and $50,168, respectively.

(14)     Bank Lines of Credit
         --------------------

         In August 1996, NLIC, along with NMIC, established a $600,000 revolving credit facility which provides for a $600,000 loan over a five year term on a fully revolving basis with a group of national financial institutions. The credit facility provides for several and not joint liability with respect to any amount drawn by either NLIC or NMIC. NLIC and NMIC pay facility and usage fees to the financial institutions to maintain the revolving credit facility. All previously existing line of credit agreements were canceled.

               NATIONWIDE LIFE INSURANCE COMPANY AND SUBSIDIARIES

(15)     Contingencies
         -------------

         The Company is a defendant in various lawsuits. In the opinion of management, the effects, if any, of such lawsuits are not expected to be material to the Company's financial position or results of operations.

(16)     Segment Information
         -------------------

         The Company has three primary segments: Variable Annuities, Fixed Annuities and Life Insurance. The Variable Annuities segment consists of annuity contracts that provide the customer with the opportunity to invest in mutual funds managed by the Company and independent investment managers, with the investment returns accumulating on a tax-deferred basis. The Fixed Annuities segment consists of annuity contracts that generate a return for the customer at a specified interest rate, fixed for a prescribed period, with returns accumulating on a tax-deferred basis. The Life Insurance segment consists of insurance products that provide a death benefit and may also allow the customer to build cash value on a tax-deferred basis. In addition, the Company reports corporate expenses and investments, and the related investment income supporting capital not specifically allocated to its product segments in a Corporate and Other segment. In addition, all realized gains and losses, investment management fees and other revenue earned from mutual funds, other than the portion allocated to the variable annuities and life insurance segments, are reported in the Corporate and Other segment.

         During 1996, the Company changed its reporting segments to better reflect the way the businesses are managed. Prior periods have been restated to reflect these changes.

         The following table summarizes the revenues and income from continuing operations before federal income tax expense for the years ended December 31, 1996, 1995 and 1994 and assets as of December 31, 1996, 1995 and 1994, by business segment.

                                                                              1996              1995              1994
                                                                        -----------------  ---------------   ---------------
              Revenues:
                   Variable Annuities                                      $    284,638          189,071           132,687
                   Fixed Annuities                                            1,092,566        1,051,970           939,868
                   Life Insurance                                               435,657          409,135           383,150
                   Corporate and Other                                          179,977          148,475           143,794
                                                                        -----------------  ---------------   ---------------
                                                                           $  1,992,838        1,798,651         1,599,499
                                                                        =================  ===============   ===============

              Income from continuing operations before federal income tax expense:
                   Variable Annuities                                            90,244           50,837            24,574
                   Fixed Annuities                                              135,405          137,000           138,950
                   Life Insurance                                                67,242           67,590            53,046
                   Corporate and Other                                           22,606           32,145            25,288
                                                                        -----------------  ---------------   ---------------
                                                                          $     315,497          287,572           241,858
                                                                        =================  ===============   ===============

              Assets:

                   Variable Annuities                                        25,069,725       17,333,039        11,146,465
                   Fixed Annuities                                           13,994,715       13,250,359        11,668,973
                   Life Insurance                                             3,353,286        3,027,420         2,752,283
                   Corporate and Other                                        5,348,520        4,896,815         3,678,303
                                                                        -----------------  ---------------   ---------------
                                                                            $47,766,246       38,507,633        29,246,024
                                                                        =================  ===============   ===============



                                                                                                                 SCHEDULE I

                                        NATIONWIDE LIFE INSURANCE COMPANY AND SUBSIDIARIES

                                               Consolidated Summary of Investments -
                                             Other Than Investments in Related Parties

                                                      As of December 31, 1996
                                                         ($000's omitted)

--------------------------------------------------------------- ---------------    --------------   -----------------
                           Column A                                 Column B         Column C          Column D
--------------------------------------------------------------- ---------------    --------------   -----------------
                                                                                                    Amount at which
                                                                                                     shown in the
                                                                                                     consolidated
                      Type of Investment                              Cost         Market value      balance sheet
--------------------------------------------------------------- ---------------    --------------   -----------------
Fixed maturity securities available-for-sale:
   Bonds:
      U.S. Government and government agencies and authorities     $  3,757,887        3,834,762           3,834,762
      States, municipalities and political subdivisions                  6,242            6,690               6,690
      Foreign governments                                              100,656          101,940             101,940
      Public utilities                                               1,798,736        1,843,938           1,843,938
      All other corporate                                            6,307,357        6,517,309           6,517,309
                                                                ---------------    --------------   -----------------
          Total fixed maturity securities available-for-sale        11,970,878       12,304,639          12,304,639
                                                                ---------------    --------------   -----------------

Equity securities available-for-sale:
   Common stocks:
      Industrial, miscellaneous and all other                           43,501           50,405              50,405
   Non-redeemable preferred stock                                          389            8,726               8,726
                                                                ---------------    --------------   -----------------
          Total equity securities available-for-sale                    43,890           59,131              59,131
                                                                ---------------    --------------   -----------------

Mortgage loans on real estate, net                                   5,327,317                            5,272,119 (1)
Real estate, net:
   Investment properties                                               253,383                              217,611 (1)
   Acquired in satisfaction of debt                                     57,933                               48,148 (1)
Policy loans                                                           371,816                              371,816
Other long-term investments                                             27,370                               28,668 (2)
Short-term investments                                                   4,789                                4,789
                                                                ---------------                      ----------------
          Total investments                                        $18,057,376                           18,306,921
                                                                ===============                      ================

----------
(1) Difference from Column B is primarily due to valuation allowances due to impairments on mortgage loans on real estate and due to accumulated depreciation and valuation allowances due to impairments on real estate. See Management's Discussion and Analysis of Financial Condition and Results of Operations and note 5 to the consolidated financial statements.

(2) Difference from Column B is primarily due to operating gains of investments in limited partnerships.







See accompanying independent auditors' report.



                                                                                                               SCHEDULE III

                                    NATIONWIDE LIFE INSURANCE COMPANY AND SUBSIDIARIES

                                            Supplemental Insurance Information

                                          As of December 31, 1996, 1995 and 1994
                                           and for each of the years then ended

                                                     ($000's omitted)

----------------------------------- --------------  ------------------  -----------------   ------------------ ---------------
             Column A                  Column B          Column C            Column D           Column E          Column F
----------------------------------- --------------  ------------------  -----------------   -----------------  ---------------
                                       Deferred       Future policy                            Other policy
                                        policy      benefits, losses,                           claims and
                                     acquisition        claims and      Unearned premiums    benefits payable    Premium
             Segment                    costs         loss expenses            (1)                 (2)           revenue
----------------------------------- --------------  ------------------  -----------------    ----------------  --------------

1996: Variable Annuities               $   791,611                   -                                      -               -
      Fixed Annuities                      242,421          14,952,877                                    687          24,030
      Life Insurance                       414,417           1,995,802                                395,739         174,612
      Corporate and Other                  (81,940)            230,381                                 25,048               -
                                    --------------  ------------------                       ----------------  --------------
             Total                      $1,366,509          17,179,060                                421,474         198,642
                                    ==============  ==================                       ================  ==============

1995: Variable Annuities                   571,283                   -                                      -               -
      Fixed Annuities                      221,111          14,221,622                                    455          32,774
      Life Insurance                       366,876           1,898,641                                383,983         166,332
      Corporate and Other                 (138,914)            238,351                                 28,886               -
                                    --------------  ------------------                       ----------------  --------------
             Total                      $1,020,356          16,358,614                                413,324         199,106
                                    ==============  ==================                       ================  ==============

1994: Variable Annuities                   395,397                   -                                      -               -
      Fixed Annuities                      198,639          12,633,253                                    240          20,134
      Life Insurance                       327,079           1,806,762                                371,984         156,524
      Corporate and Other                   74,445             233,569                                 26,927               -
                                    --------------  ------------------                       ----------------  --------------
             Total                     $   995,560          14,673,584                                399,151         176,658
                                    ==============  ==================                       ================  ==============

----------------------------------- -------------- -------------------  -----------------    ----------------  --------------
             Column A                  Column G          Column H            Column I           Column J          Column K
----------------------------------- -------------- -------------------  -----------------    ----------------  --------------
                                         Net                               Amortization           Other
                                      investment    Benefits, claims,      of deferred          operating
                                        income          losses and            policy            expenses          Premiums
             Segment                     (3)       settlement expenses  acquisition costs          (3)            written
----------------------------------- -------------- -------------------  -----------------   -----------------  --------------

1996: Variable Annuities               $   (21,449)              4,624             57,412             132,357
      Fixed Annuities                    1,050,557             838,533             38,635              79,737
      Life Insurance                       174,002             211,386             37,347              78,965
      Corporate and Other                  154,649             106,037                  -              51,335
                                    -------------- -------------------  -----------------   -----------------
             Total                      $1,357,759           1,160,580            133,394             342,394
                                    ============== ===================  =================   =================

1995: Variable Annuities                   (17,640)              2,881             26,264             109,089
      Fixed Annuities                    1,002,718             804,980             29,499              80,260
      Life Insurance                       171,255             201,986             31,021              68,832
      Corporate and Other                  137,700             105,646             (4,089)             14,773
                                    -------------- -------------------  -----------------   -----------------
             Total                      $1,294,033           1,115,493             82,695             272,954
                                    ============== ===================  =================   =================

1994: Variable Annuities                   (13,415)              2,277             22,135              83,701
      Fixed Annuities                      903,572             702,082             29,849              69,975
      Life Insurance                       166,329             191,006             29,495              69,861
      Corporate and Other                  154,325              97,302              4,089              17,115
                                    -------------- -------------------  -----------------   -----------------
             Total                      $1,210,811             992,667             85,568             240,652
                                    ============== ===================  =================   =================

----------
(1)  Unearned premiums are included in Column C amounts.

(2) Column E agrees to the sum of the Balance Sheet captions, Policyholders' dividend accumulations and Other policyholder funds.

(3) Allocations of net investment income and certain general expenses are based on a number of assumptions and estimates, and reported operating results would change by segment if different methods were applied.



See accompanying independent auditors' report.

                                                                    SCHEDULE IV

                              NATIONWIDE LIFE INSURANCE COMPANY AND SUBSIDIARIES

                                                  Reinsurance

                                    As of December 31, 1996, 1995 and 1994
                                     and for each of the years then ended

                                                ($000's omitted)

-------------------------------   ----------------- -----------------  ----------------   ----------------  ---------------
           Column A                  Column B           Column C           Column D          Column E          Column F
-------------------------------   ----------------- -----------------  ----------------   ----------------  ---------------
                                                                                                              Percentage
                                                        Ceded to         Assumed from                         of amount
                                   Gross amount      other companies   other companies      Net amount      assumed to net
                                  ----------------- -----------------  ----------------   ----------------  ---------------
1996:
Life insurance in force              $47,071,264          6,633,567            288,593        40,726,290           0.7%
                                  ================= =================  ================   ================  ===============

Premiums:
   Life insurance                        225,615             29,282              2,309           198,642           1.2%
   Accident and health insurance         291,871            305,789             13,918                 -         N/A
                                  ----------------- -----------------  ----------------   ----------------  ---------------
          Total                      $   517,486            335,071             16,227           198,642           8.2%
                                  ================= =================  ================   ================  ===============


1995:
Life Insurance in force              $41,087,025          8,935,743            391,174        32,542,456           1.2%
                                  ================= =================  ================   ================  ===============

Premiums:
   Life insurance                        221,257             24,360              2,209           199,106           1.1%
   Accident and health insurance         298,058            313,036             14,978                 -         N/A
                                  ----------------- -----------------  ----------------   ----------------  ---------------
          Total                      $   519,315            337,396             17,187           199,106           8.6%
                                  ================= =================  ================   ================  ===============


1994:
Life Insurance in force              $35,926,633          7,550,623            829,742        29,205,752           2.8%
                                  ================= =================  ================   ================  ===============

Premiums:
   Life insurance                        198,705             24,912              2,865           176,658           1.6%
   Accident and health insurance         303,435            321,696             18,261                 -         N/A
                                  ----------------- -----------------  ----------------   ----------------  ---------------
          Total                      $   502,140            346,608             21,126           176,658          12.0%
                                  ================= =================  ================   ================  ===============

----------
Note: The life insurance caption represents principally premiums from traditional life insurance and life-contingent immediate annuities and excludes deposits on invesment products and universal life insurance products.


See accompanying independent auditors' report.


                                                                                                                 SCHEDULE V

                                        NATIONWIDE LIFE INSURANCE COMPANY AND SUBSIDIARIES

                                                 Valuation and Qualifying Accounts

                                           Years ended December 31, 1996, 1995 and 1994
                                                         ($000's omitted)

-------------------------------------------------  ------------   -----------------------------   ------------ -------------
                    Column A                         Column B               Column C               Column D      Column E
-------------------------------------------------  ------------   -----------------------------   ------------ -------------
                                                    Balance at     Charged to                                   Balance at
                                                   beginning of     costs and      Charged to     Deductions      end of
                  Description                         period        expenses     other accounts      (1)          period
-------------------------------------------------  ------------   ------------   --------------   ------------ -------------
1996:
Valuation  allowances - mortgage loans on real
   estate                                              $49,128          4,497               -          2,587        51,038
Valuation allowances - real estate                      25,819        (10,600)              -              -        15,219
                                                   ------------   ------------   --------------   ------------ -------------
     Total                                             $74,947         (6,103)              -          2,587        66,257
                                                   ============   ============   ==============   ============ =============


1995:
Valuation allowances - fixed maturity securities             -          8,908               -          8,908             -
Valuation  allowances  - mortgage  loans on real
   estate                                               46,381          7,433               -          4,686        49,128
Valuation allowances - real estate                      27,330         (1,511)              -              -        25,819
                                                   ------------   ------------   --------------   ------------ -------------
     Total                                             $73,711         14,830               -         13,594        74,947
                                                   ============   ============   ==============   ============ =============


1994:
Valuation allowances - fixed maturity securities         4,800         (4,800)              -              -             -
Valuation  allowances  - mortgage  loans on real
   estate                                               42,150         20,445               -         16,214        46,381
Valuation allowances - real estate                      31,357         (4,027)              -              -        27,330
                                                   ------------   ------------   --------------   ------------ -------------
     Total                                             $78,307         11,618               -         16,214        73,711
                                                   ============   ============   ==============   ============ =============

----------
(1)  Amounts represent direct write-downs charged against the valuation allowance.



See accompanying independent auditors' report.


                                  EXHIBIT INDEX

  Exhibit                                                                                                            Page
------------                                                                                                        --------

     3       Form of Amended and Restated Code of Regulations of Nationwide Life Insurance Company                     E-2

    10.1     Form of Tax Sharing Agreement among Nationwide Mutual Insurance Company, Nationwide
                Corporation and any corporation that may hereafter be a subsidiary of Nationwide
                Corporation (Incorporated by reference to Exhibit 10.2 to Form S-1,
                Registration Number 333-18527, filed March 5, 1997)

    10.2     Form of First Amendment to Cost Sharing Agreement among parties named therein
                (Incorporated by reference to Exhibit 10.3 to Form S-1, Registration Number
                333-18527, filed March 5, 1997)

    10.3     Modified Coinsurance Agreement between Nationwide Life Insurance Company and Nationwide
                Mutual Insurance Company (Incorporated by reference to Exhibit 10.4 to Form S-1,
                Registration Number 333-18527, filed March 5, 1997)

    10.4     Modified Coinsurance Agreement between Employers Life Insurance Company of Wausau and
                Nationwide Life Insurance Company (Incorporated by reference to Exhibit 10.5 to Form S-1,
                Registration Number 333-18527, filed March 5, 1997)

    10.5     Credit Facility, dated August 12, 1996, among Nationwide Life Insurance Company,
                Nationwide Mutual Insurance Company, the banks named therein and Morgan Guaranty
                Trust Company of New York, the administrative agent (Incorporated by reference to
                Exhibit 10.6 to Form S-1, Registration Number 333-18527, filed March 5, 1997)

    10.6     Form of Lease Agreement between Nationwide Life Insurance Company and Nationwide Mutual
                Insurance Company (Incorporated by reference to Exhibit 10.7 to Form S-1, Registration
                Number 333-18527, filed March 5, 1997)

    10.7     General Description of Nationwide Insurance Enterprise Executive Incentive Plan (Incorporated by
                reference to Exhibit 10.9 to Form S-1, Registration Number 333-18527, filed March 5, 1997)

    10.8     General Description of Nationwide Insurance Enterprise Management Incentive Plan (Incorporated
                by reference to Exhibit 10.10 to Form S-1, Registration Number 333-18527, filed March 5, 1997)

    10.9     Nationwide Insurance Enterprise Excess Benefit Plan effective as of December 31, 1996
                (Incorporated by reference to Exhibit 10.11 to Form S-1, Registration Number 333-18527,
                filed March 5, 1997)

    10.10    Nationwide Insurance Enterprise Supplemental Retirement Plan effective as of December 31, 1996
                (Incorporated by reference to Exhibit 10.12 to Form S-1, Registration Number 333-18527, filed
                March 5, 1997)

    10.11    Nationwide Salaried Employees Severance Pay Plan (Incorporated by reference to Exhibit 10.13 to
                Form S-1, Registration Number 333-18527, filed March 5, 1997)

    10.12    Nationwide Insurance Enterprise Supplemental Defined  Contribution Plan effective as of
                January 1, 1996 (Incorporated by reference to Exhibit 10.14 to Form S-1, Registration
                Number 333-18527, filed March 5, 1997)

    10.13    General Description of Nationwide Insurance Enterprise Individual Deferred Compensation Program
                (Incorporated by reference to Exhibit 10.15 to Form S-1, Registration Number 333-18527, filed
                March 5, 1997)

    10.14    General Description of Nationwide Mutual Insurance Company Directors Deferred Compensation
                Program (Incorporated by reference to Exhibit 10.16 to Form S-1, Registration Number 333-18527,
                filed March 5, 1997)

    10.15    Deferred Compensation Agreement, dated as of September 3, 1979, between Nationwide Mutual
                Insurance Company and D. Richard McFerson (Incorporated by reference to Exhibit 10.11 to Form
                S-1, Registration Number 333-18527, filed March 5, 1997)

    21       Subsidiaries of the Registrant                                                                           E-10
    27.1     Financial Data Schedule - 1996
    27.2     Restated Financial Data Schedule - 1995
    27.3     Restated Financial Data Schedule - 1994

----------
                  All other exhibits referenced by Item 601 of Regulation S-K are not required under the related instructions or are inapplicable and therefore have been omitted.