Form 10-Q
period 1997-03-31
NATIONWIDE LIFE INSURANCE CO
filed 1997-05-15
CIK 205695

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                      ------------------------------------


                                    FORM 10-Q

                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1997       COMMISSION FILE NO. 2-28596


                        NATIONWIDE LIFE INSURANCE COMPANY
             (Exact name of registrant as specified in its charter)

              OHIO                                        31-4156830
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


   ALL VOTING STOCK WAS HELD BY AFFILIATES OF THE REGISTRANT ON MAY 12, 1997.

   COMMON STOCK - 3,814,779 SHARES ISSUED AND OUTSTANDING AS OF MAY 12, 1997 (Title of Class)

            THE REGISTRANT MEETS THE CONDITIONS SET FORTH IN GENERAL INSTRUCTION H(1)(a) AND (b) OF FORM 10-Q AND IS THEREFORE
              FILING THIS FORM WITH THE REDUCED DISCLOSURE FORMAT.

               NATIONWIDE LIFE INSURANCE COMPANY AND SUBSIDIARIES

                                    FORM 10-Q

                                      INDEX

PART I       FINANCIAL INFORMATION

             Item 1      Unaudited Consolidated Financial Statements                        3

             Item 2      Management's Narrative Analysis of the Results of Operations       8

PART II      OTHER INFORMATION

             Item 1      Legal Proceedings                                                 14

             Item 2      Changes in Securities                                             14

             Item 3      Defaults Upon Senior Securities                                   14

             Item 4      Submission of Matters to a Vote of Security Holders               14

             Item 5      Other Information                                                 14

             Item 6      Exhibits and Reports on Form 8-K                                  14

SIGNATURE                                                                                  15

                        PART I -- FINANCIAL INFORMATION


ITEM 1  UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

                                       NATIONWIDE LIFE INSURANCE COMPANY AND SUBSIDIARIES
                               (a wholly owned subsidiary of Nationwide Financial Services, Inc.)
                                                   Consolidated Balance Sheets
                                                    (in thousands of dollars)


                                                                                 (Unaudited)
                                                                                  March 31,   December 31,
                                      Assets                                         1997          1996
                                      ------                                     -----------   -----------
Investments:
   Securities available-for-sale, at fair value:
      Fixed maturity securities (cost $11,462,049 in 1997; $11,970,878 in 1996)   $11,578,223    12,304,639
      Equity securities (cost $53,025 in 1997; $43,890 in 1996)                        67,178        59,131
   Mortgage loans on real estate, net                                               5,354,367     5,272,119
   Real estate, net                                                                   293,229       265,759
   Policy loans                                                                       380,457       371,816
   Other long-term investments                                                         23,205        28,668
   Short-term investments                                                             682,044         4,789
                                                                                  -----------   -----------
                                                                                   18,378,703    18,306,921
                                                                                  -----------   -----------
Cash                                                                                   67,899        43,784
Accrued investment income                                                             204,690       210,182
Deferred policy acquisition costs                                                   1,504,257     1,366,509
Investment in subsidiaries classified as discontinued operations                         --         485,707
Other assets                                                                          383,161       426,441
Assets held in Separate Accounts                                                   28,016,363    26,926,702
                                                                                  -----------   -----------
                                                                                  $48,555,073    47,766,246
                                                                                  ===========   ===========

                       Liabilities and Shareholder's Equity
                       ------------------------------------
Future policy benefits and claims                                                 $17,309,496    17,179,060
Policyholders' dividend accumulations                                                 363,823       361,401
Other policyholder funds                                                               59,913        60,073
Accrued federal income tax:
   Current                                                                             52,924        30,170
   Deferred                                                                           122,783       162,212
                                                                                  -----------   -----------
                                                                                      175,707       192,382
                                                                                  -----------   -----------
Dividend payable                                                                         --         485,707
Other liabilities                                                                     537,558       423,047
Liabilities related to Separate Accounts                                           28,016,363    26,926,702
                                                                                  -----------   -----------
                                                                                   46,462,860    45,628,372
                                                                                  -----------   -----------
Shareholder's equity:
   Capital shares, $1 par value.  Authorized 5,000,000 shares, issued and
     outstanding 3,814,779 shares                                                       3,815         3,815
   Additional paid-in capital                                                         914,654       527,874
   Retained earnings                                                                1,099,321     1,432,593
   Unrealized gains on securities available-for-sale, net                              74,423       173,592
                                                                                  -----------   -----------
                                                                                    2,092,213     2,137,874
                                                                                  -----------   -----------
                                                                                  $48,555,073    47,766,246
                                                                                  ===========   ===========


See accompanying notes to unaudited consolidated financial statements.


               NATIONWIDE LIFE INSURANCE COMPANY AND SUBSIDIARIES
       (a wholly owned subsidiary of Nationwide Financial Services, Inc.)
                        Consolidated Statements of Income
                                   (Unaudited)
                            (in thousands of dollars)


                                                                                Three Months Ended
                                                                                     March 31,
                                                                                -------------------
                                                                                  1997       1996
                                                                                --------   --------
Revenues:
   Investment product and universal life insurance product policy charges       $120,449     88,603
   Traditional life insurance premiums                                            55,446     53,788
   Net investment income                                                         340,950    329,531
   Realized gains on investments                                                  21,042      3,568
   Other income                                                                    9,834      6,209
                                                                                --------   --------
                                                                                 547,721    481,699
                                                                                --------   --------

Benefits and expenses:
   Benefits and claims                                                           296,370    289,996
   Provision for policyholders' dividends on participating policies               10,646     10,780
   Amortization of deferred policy acquisition costs                              43,394     36,129
   Other operating expenses                                                       93,861     65,680
                                                                                --------   --------
                                                                                 444,271    402,585
                                                                                --------   --------
          Income from continuing operations before federal income tax expense    103,450     79,114
                                                                                --------   --------

Federal income tax expense:
   Current                                                                        22,754     26,025
   Deferred                                                                       13,968        486
                                                                                --------   --------
                                                                                  36,722     26,511
                                                                                --------   --------
          Income from continuing operations                                       66,728     52,603

Income from discontinued operations (less federal income tax expense of
   $2,516 in 1996)                                                                  --        4,195
                                                                                --------   --------

          Net income                                                            $ 66,728     56,798
                                                                                ========   ========



See accompanying notes to unaudited consolidated financial statements.

               NATIONWIDE LIFE INSURANCE COMPANY AND SUBSIDIARIES
       (a wholly owned subsidiary of Nationwide Financial Services, Inc.)
                 Consolidated Statements of Shareholder's Equity
                                   (Unaudited)
                   Three Months Ended March 31, 1997 and 1996
                            (in thousands of dollars)

                                                                               Unrealized
                                                                              gains (losses)
                                                   Additional                 on securities    Total
                                       Capital      paid-in      Retained     available-for- shareholder's
                                       shares        capital     earnings       sale, net     equity
                                     ----------    ----------    ---------    -------------- ---------
1996:
   Balance, January 1, 1996          $    3,815      657,118     1,583,275       384,304     2,628,512
   Net income                              --           --          56,798          --          56,798
   Unrealized losses on securities
     available-for-sale, net               --           --            --        (194,157)     (194,157)
                                     ----------      -------     ---------       -------     ---------
   Balance, March 31, 1996           $    3,815      657,118     1,640,073       190,147     2,491,153
                                     ==========      =======     =========       =======     =========



1997:
   Balance, January 1, 1997               3,815      527,874     1,432,593       173,592     2,137,874
   Capital contributions                   --        836,780          --            --         836,780
   Dividends to shareholder                --       (450,000)     (400,000)         --        (850,000)
   Net income                              --           --          66,728          --          66,728
   Unrealized losses on securities
     available-for-sale, net               --           --            --         (99,169)      (99,169)
                                     ----------      -------     ---------       -------     ---------
  Balance, March 31, 1997            $    3,815      914,654     1,099,321        74,423     2,092,213
                                     ==========      =======     =========       =======     =========



See accompanying notes to unaudited consolidated financial statements.

               NATIONWIDE LIFE INSURANCE COMPANY AND SUBSIDIARIES
       (a wholly owned subsidiary of Nationwide Financial Services, Inc.)
                      Consolidated Statements of Cash Flows
                                   (Unaudited)
                   Three Months Ended March 31, 1997 and 1996
                            (in thousands of dollars)

                                                                                          1997           1996
                                                                                      -----------      ----------
Cash flows from operating activities:
  Net income                                                                          $    66,728         56,798
  Adjustments to reconcile net income to net cash provided by operating activities:
      Capitalization of deferred policy acquisition costs                                (115,033)      (106,334)
      Amortization of deferred policy acquisition costs                                    43,394         36,129
      Amortization and depreciation                                                         1,926          8,769
      Realized gains on investments, net                                                  (21,042)        (3,568)
      Deferred federal income tax liability                                                13,968         17,692
      Decrease (increase) in accrued investment income                                      5,492        (11,143)
      Decrease (increase) in other assets                                                  43,109        (36,336)
      (Decrease) increase in policyholder account balances                                 (1,126)        28,354
      Increase in policyholders' dividend accumulations                                     2,422          3,676
      Increase in accrued federal income tax payable                                       22,754         23,950
      Increase in other liabilities                                                       114,511         65,549
      Other, net                                                                              377         (4,373)
                                                                                      -----------    -----------
        Net cash provided by operating activities                                         177,480         79,163
                                                                                      -----------    -----------

Cash flows from investing activities:
  Proceeds from maturity of securities available-for-sale                                 214,193        335,167
  Proceeds from sale of securities available-for-sale                                     195,526         92,520
  Proceeds from repayments of mortgage loans on real estate                                89,325         73,494
  Proceeds from sale of real estate                                                        20,865          1,433
  Proceeds from repayments of policy loans and sale of other invested assets               12,930         13,666
  Cost of securities available-for-sale acquired                                         (742,217)      (473,714)
  Cost of mortgage loans on real estate acquired                                         (195,377)      (173,242)
  Cost of real estate acquired                                                            (20,570)        (1,628)
  Policy loans issued and other invested assets acquired                                  (17,832)       (19,501)
  Short-term investments, net                                                            (678,390)       (11,172)
                                                                                      -----------    -----------
      Net cash used in investing activities                                            (1,121,547)      (162,977)
                                                                                      -----------    -----------

Cash flows from financing activities:
  Proceeds from capital contributions                                                     836,780           --
  Increase in investment product and universal life insurance product
    account balances                                                                      798,468        664,799
  Decrease in investment product and universal life insurance product
    account balances                                                                     (667,066)      (552,957)
                                                                                      -----------    -----------
      Net cash provided by financing activities                                           968,182        111,842
                                                                                      -----------    -----------

Net increase in cash                                                                       24,115         28,028

Cash, beginning of period                                                                  43,784          9,455
                                                                                      -----------    -----------
Cash, end of period                                                                   $    67,899         37,483
                                                                                      ===========    =============



See accompanying notes to unaudited consolidated financial statements.

               NATIONWIDE LIFE INSURANCE COMPANY AND SUBSIDIARIES
       (a wholly owned subsidiary of Nationwide Financial Services, Inc.)
              Notes to Unaudited Consolidated Financial Statements
                        Three Months Ended March 31, 1997

(1)      Organization and Basis of Presentation
         --------------------------------------

         Prior to January 27, 1997, Nationwide Life Insurance Company (NLIC) was a wholly owned subsidiary of Nationwide Corporation (Nationwide Corp.). On January 27, 1997, Nationwide Corp. contributed the common stock of NLIC to Nationwide Financial Services, Inc. (NFS). NFS was formed by Nationwide Corp. in November 1996 as a holding company for members of the Nationwide Insurance Enterprise that offer or distribute long-term savings and retirement products. NLIC and its subsidiaries are collectively referred to as "the Company."

         The accompanying unaudited consolidated financial statements of the Company have been prepared in accordance with generally accepted accounting principles, which differ from statutory accounting practices prescribed or permitted by regulatory authorities, for interim financial information and with the instructions to Form 10-Q and
         Article 10 of Regulation S-X. Accordingly, they do not include all information and footnotes required by generally accepted accounting principles for complete financial statements. The financial information included herein reflects all adjustments (all of which are normal and recurring in nature) which are, in the opinion of management, necessary for a fair presentation of financial position and results of operations. Operating results for all periods presented are not necessarily indicative of the results that may be expected for the full year. All significant intercompany balances and transactions have been eliminated. The accompanying unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements and related notes for the year ended December 31, 1996 included in the Company's annual report on Form 10-K.

(2)      Dividends and Capital Contributions
         -----------------------------------

         On September 24, 1996, NLIC's Board of Directors declared a dividend to Nationwide Corp. consisting of the common stock of certain subsidiaries classified as discontinued operations. As of and during the year ended December 31, 1996, these previously wholly owned subsidiaries of NLIC were classified as discontinued operations since they do not offer or distribute long-term savings and retirement products. The dividend was paid by NLIC on January 1, 1997.

         On February 24, 1997, NLIC paid a dividend to NFS, which made an equivalent dividend to Nationwide Corp., consisting of securities having an aggregate market value of $850.0 million. NLIC recognized a gain of $14.4 million on the transfer of securities.

         On March 10, 1997 and March 11, 1997, NFS made cash capital contributions to NLIC totaling $836.8 million.

ITEM 2        MANAGEMENT'S NARRATIVE ANALYSIS OF THE RESULTS OF OPERATIONS

              INTRODUCTION

              The following analysis of unaudited consolidated results of operations of Nationwide Life Insurance Company (NLIC) and its wholly owned subsidiaries (collectively referred to as "the Company") should be read in conjunction with the unaudited consolidated financial statements and related notes included elsewhere herein.

              The Company has three product segments: Variable Annuities, Fixed Annuities and Life Insurance. In addition, the Company reports corporate income and expenses and investments and related investment income supporting capital not specifically allocated to its product segments in a Corporate and Other segment.

              RESULTS OF OPERATIONS

              Policy Charges. Policy charges include asset fees, which are primarily earned from separate account assets generated from sales of variable annuities; administration fees, which include fees charged per contract on a variety of the Company's products and premium loads on universal life insurance products; surrender fees, which are charged as a percentage of assets withdrawn during a specified period (usually the first seven years) of annuity and certain life insurance contracts; and cost of insurance charges earned on universal life insurance products. For first quarter 1997, policy charges were $120.4 million, a 36% increase from $88.6 million in first quarter 1996. The increase in policy charges is due primarily to increases in separate account assets and the resulting higher levels of asset fees. Total separate account assets have increased 35% from $20.81 billion as of March 31, 1996 to $28.02 billion as of March 31, 1997.

              Life Insurance Premiums. Life insurance premiums are earned primarily from traditional life insurance in the Life Insurance segment, but are also earned from the sale of life-contingent immediate annuities in the Fixed Annuities segment. Life insurance premiums were $55.4 million in the first quarter of 1997, a 3% increase from $53.8 million in the first quarter of 1996. The increase is attributable to an increase in traditional life insurance in-force.

              Net Investment Income. Net investment income includes the gross investment income earned on investments supporting fixed annuities and certain life insurance products as well as the yield on the Company's general account invested assets which are not allocated to product segments. Net investment income was $341.0 million in first quarter 1997 compared to $329.5 million in first quarter 1996. Net investment income has increased as a result of growth in the Fixed Annuities segment.

              Realized Gains on Investments. Realized gains on investments are not considered by the Company to be a recurring source of earnings. The Company makes decisions concerning the sale of invested assets based on a variety of market, business, tax and other factors. All realized gains and losses are reported in the Corporate and Other segment. Net realized gains on investments were $21.0 million in the first quarter of 1997 compared to $3.6 million in first quarter 1996. Realized gains in 1997 include $14.4 million recognized when securities of $850.0 million were paid to Nationwide Corporation (Nationwide Corp.) as a dividend on February 24, 1997. See note 2 to the unaudited consolidated financial statements.

              Other Income. Other income consists of investment management fees earned by the Company from the management of Nationwide mutual funds. Net investment management fees earned on Nationwide mutual fund assets selected as investment options for variable annuity products and variable life insurance products are reported in the Variable Annuities segment and Life Insurance segment, respectively. The Company also sells its mutual fund products separately, and investment management fees from these assets are included in the Corporate and Other segment. Other income was $9.8 million in the first quarter of 1997, up from $6.2 million in the first quarter of 1996.

              Benefits and Claims. Benefits and claims consist primarily of interest credited on fixed annuity products and life insurance benefits in the Life Insurance segment. Benefits and claims increased 2% to $296.4 million in first quarter 1997 from $290.0 million in first quarter 1996, reflecting increases in both interest credited on fixed annuities and life insurance benefits.

              Policyholder Dividends. Policyholder dividends are paid on certain participating life insurance policies. Policyholder dividends were $10.6 million in the first quarter of 1997, a 2% decrease from first quarter 1996.

              Amortization of Deferred Policy Acquisition Costs (DAC). Amortization of DAC increased 20% from $36.1 million in the first quarter of 1996 to $43.4 million in first quarter 1997. The increase is primarily attributable to an increase in variable annuity policy reserves and gross profit margins.

              Operating Expenses. Operating expenses were $93.9 million in first quarter 1997, a 43% increase from first quarter 1996 operating expenses of $65.7 million. The increase is primarily due to an increase in the number of annuity and life insurance contracts in-force and the related increase in administrative processing costs. In addition, operating expenses in the Life Insurance segment have increased due to investments in information technology discussed below.

              Federal Income Tax Expense. Federal income tax expense was $36.7 million and $26.5 million, representing effective tax rates of 35.5% and 33.5% for first quarter 1997 and 1996, respectively. The lower effective tax rate in 1996 is the result of a greater benefit from charitable donations of appreciated securities.

              Net Operating Income. Net operating income is net income, excluding realized gains and losses on investments (net of related federal income tax) and discontinued operations. Net operating income for the first quarter of 1997 was $52.9 million, an 8% increase from first quarter 1996 of $49.2 million.

              Discontinued Operations. Discontinued operations include the results of (i) the three NLIC subsidiaries whose outstanding common stock, on September 24, 1996, was declared as a dividend to Nationwide Corp. and (ii) 100% of NLIC's accident and health and group life business which was ceded to affiliates during the third quarter of 1996. NLIC did not recognize any gain or loss on the disposal of these subsidiaries or discontinuance of the accident and health and group life insurance business. Income from discontinued operations was $4.2 million in first quarter 1996. There was no income from discontinued operations in first quarter 1997 as a result of the transfer by the Company of the ownership of the three subsidiaries to Nationwide Corp. on January 1, 1997 and the reinsurance agreements.

              EFFECT OF SPECIAL DIVIDENDS AND CASH CAPITAL CONTRIBUTIONS

              On December 31, 1996, NLIC paid a $50.0 million dividend (the $50 Million Dividend) to Nationwide Corp. On February 24, 1997, NLIC paid a dividend to Nationwide Financial Services, Inc. (NFS), which subsequently made a dividend payment to Nationwide Corp., consisting of securities having an aggregate fair value of $850.0 million (the $850 Million Dividend). The $50 Million Dividend and the $850 Million Dividend are collectively referred to as the "Special Dividends".

              On March 10, 1997 and March 11, 1997, NFS made cash capital contributions to NLIC totaling $836.8 million.

              Because (i) the Special Dividends preceded the cash capital contributions, and (ii) the cash capital contributions were invested at lower yields than the yield on the investments used to fund the $850 Million Dividend, the aggregate effect of the Special Dividends and the cash capital contributions was approximately a $4.5 million reduction in net investment income for first quarter 1997.

              RESULTS OF OPERATIONS BY SEGMENT

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

                                                            As of and for the
                                                           three months ended
                                                                 March 31
                                                         -------------------------
(in millions of dollars)                                   1997             1996
                                                         -------          --------
REVENUES:
Variable Annuities                                       $    86.8           61.9
Fixed Annuities                                              284.8          270.9
Life Insurance                                               114.6          105.4
Corporate and Other                                           40.5           39.9
                                                         ---------       --------
     Total operating revenues                                526.7          478.1
Realized gains on investments                                 21.0            3.6
                                                         ---------       --------
     Total revenues                                      $   547.7          481.7
                                                         =========      =========

INCOME (LOSS) FROM CONTINUING OPERATIONS
  BEFORE FEDERAL INCOME TAX EXPENSE:
Variable Annuities                                       $    29.4           18.2
Fixed Annuities                                               37.6           33.6
Life Insurance                                                17.0           14.6
Corporate and Other                                           (1.5)           9.1
                                                         ---------       --------
     Total operating income                                   82.5           75.5
Realized gains on investments                                 21.0            3.6
                                                         ---------       --------
     Total income from continuing operations
     before federal income tax expense                   $   103.5           79.1
                                                         =========      =========

POLICY RESERVES:
Variable Annuities (1)                                   $25,300.6       18,770.2
Fixed Annuities (1)                                       13,613.9       12,920.6
Life Insurance                                             3,020.5        2,720.4
Corporate and Other                                        3,325.9        2,806.0
                                                         ---------       --------
     Total policy reserves (2)                           $45,260.9       37,217.2
                                                         =========      =========

--------------
              (1) Policy reserves related to the fixed option under the
                  Company's variable annuity contracts are included in Fixed Annuities. As of March 31, 1997 and 1996, such policy reserves totaled $9.41 billion and $8.76 billion, respectively.

              (2) Total policy reserves as presented here are net of reinsurance and therefore differ from the amounts set forth in the Company's unaudited consolidated financial statements.


              Variable Annuities

              Revenues. Revenues in the Variable Annuities segment consist of policy charges and other income. Policy charges consist of asset fees, which are generally a percentage of separate account assets deposited for the purchase of variable annuities; administration fees, which are generally a specific dollar amount per contract; and surrender fees, which are charged against assets withdrawn during a specified period (generally the first seven years) of variable annuity contracts. The separate account assets generated by the Variable Annuities segment do not contribute to net investment income of the Company because the customer receives the investment benefit and bears the investment risk of these assets. Other income includes net investment management fees earned on separate account assets held in mutual funds managed by a subsidiary of the Company.

              Revenues were $86.8 million in the first quarter of 1997, a 40% increase from the first quarter of 1996. Revenues have increased as a result of growth in policyholder account balances (policy reserves) related to this segment and the corresponding growth in asset fees, which were $78.8 million and $56.8 million in the first quarter of 1997 and 1996, respectively. Total policy charges, which include asset fees, as a percentage of variable annuity policy reserves have remained stable during the periods presented, reflecting no or minimal changes in the levels of policy charges for most variable annuity products.

              Income from Continuing Operations Before Federal Income Tax Expense. Income from continuing operations before federal income tax expense was $29.4 million in the first quarter of 1997, a 62% increase from the first quarter of 1996. The increase is due to growth in variable annuity policy reserves and the corresponding increase in policy charges, combined with expense levels which have decreased as a percentage of revenues. Total expenses were $56.2 million and $42.5 million, or 59 basis points and 64 basis points of average variable annuity policy reserves, for the first quarter of 1997 and 1996, respectively. During the period, the Company has controlled its operating expenses by taking advantage of economies of scale and by increasing productivity through investments in technology.

              Policy Reserves. During the first quarter of 1997, variable annuity policy reserves increased $1.02 billion to $25.30 billion, while during the first quarter of 1996, variable annuity policy reserves increased $2.01 billion to $18.77 billion. Deposits were $1.83 billion and $1.69 billion in the first quarter of 1997 and 1996, respectively. During the first quarter of 1997, variable annuity policy reserves reflect market depreciation of $160.5 million compared to market appreciation of $608.5 million in the first quarter of 1996. Withdrawals, surrenders, net transfers and policy charges resulted in a decrease in policy reserves of $645.9 million and $285.1 million in the first quarter of 1997 and 1996, respectively. Management does not believe the increase in withdrawals and surrenders is the start of a trend towards higher withdrawal and surrender rates.

              Statutory Premiums and Deposits. For first quarter 1997, statutory premiums and deposits were $1.83 billion, an increase of 9% from $1.69 billion in first quarter 1996. Tax-qualified premiums and deposits were $1.31 billion for first quarter 1997 compared to $1.12 billion for first quarter 1996. Growth in premiums and deposits was strongest in the public sector and pensions markets, which are tax-qualified. Premiums and deposits through the investment dealer channel were down 12%. Management believes volatile market conditions during the first quarter of 1997 contributed to the decrease in deposits. Midway through first quarter 1997, the Company introduced a 75 basis point commission enhancement for the investment dealer channel. Management has extended the enhancement through June 1997.

              Fixed Annuities

              Revenues. Revenues in the Fixed Annuities segment consist mainly of net investment income, which is earned on invested assets allocated to support fixed annuity policy reserves and shareholder's equity allocated to such segment. Total revenues were $284.8 million and $270.9 million in the first quarter of 1997 and 1996, respectively. Net investment income was $269.5 million and $256.1 million, representing average pre-tax yields on the assets supporting this segment of 8.17% and 8.15%, in the first quarter of 1997 and 1996, respectively.

              Interest Credited. Interest credited on account balances was $200.9 million and $199.7 million, representing crediting rates of 6.09% and 6.35%, for the first quarter of 1997 and 1996, respectively. The differential between net investment income and interest credited on account balances resulted in spreads of $68.6 million and $56.4 million, or 2.08% and 1.80%, in the first quarter of 1997 and 1996, respectively. Spreads vary depending on crediting rates offered by competitors, performance of the investment portfolio, changes in market interest rates and other factors. The higher spread in the first quarter of 1997 is primarily the result of an increase in interest rates during the quarter after crediting rates had been set for the quarter in December 1996. The Company does not expect to sustain this level of spread in future periods.

              Income from Continuing Operations Before Federal Income Tax Expense. Income from continuing operations before federal income tax expense was $37.6 million in the first quarter of 1997, a 12% increase from the first quarter of 1996. The increase is due to the increase in interest spread discussed above, offset by an increase in expenses, including an increase in amortization of deferred policy acquisition costs as a result of the increase in interest spread for the quarter.

              Policy Reserves. During the first quarter of 1997, fixed annuity policy reserves increased $102.1 million to $13.61 billion as of March 31, 1997, while during the first quarter of 1996, policy reserves increased $136.6 million to $12.92 billion as of March 31, 1996. Statutory premiums and deposits were $560.4 million and $441.8 million in the first quarter of 1997 and 1996, respectively, while interest credited to policyholder account balances was $200.9 million and $199.7 million, respectively. Withdrawals, surrenders, benefits and net transfers reduced policy reserves by $659.2 million and $504.9 million for the first quarter of 1997 and 1996, respectively. The increase in withdrawals is primarily attributable to a single, public sector group annuity contract with reserves of $105.9 million. The loss of a single large contract can impact the withdrawal rate for any one period, and management does not expect the withdrawal rate to continue at the same rate as the first quarter of 1997.

              Statutory Premiums and Deposits. For first quarter 1997, statutory premiums and deposits were $560.4 million, an increase of 27% from $441.8 million in the first quarter of 1996. Tax-qualified premiums and deposits increased 20% from $354.9 million in the first quarter of 1996 to $424.9 million in the first quarter of 1997. Deposits through the financial institutions and public sector/teachers channels accounted for increases of $69.5 million and $84.5 million, respectively. The public sector channel includes a deposit of $106.5 million from the transfer of assets from Cook County, Illinois. The increase in deposits through the financial institutions channel is a result of new bank relationships added late in 1996.

              Life Insurance

              Revenues. Revenues in the Life Insurance segment consist of the life insurance premiums and policy charges, as well as net investment income. Total revenues were $114.6 million and $105.4 million for the first quarter of 1997 and 1996, respectively. The increase is attributed to increases in life insurance in-force with the majority of the growth coming from the variable universal life product.

              Income from Continuing Operations Before Federal Income Tax Expense. Income from continuing operations before federal income tax expense was $17.0 million in the first quarter of 1997, a 16% increase from $14.6 million in the first quarter of 1996. The increase is primarily attributable to the increase in variable universal life insurance and improved mortality experience. Total revenues from variable universal life increased from $9.5 million in the first quarter of 1996 to $14.7 million in the first quarter of 1997. Partially offsetting the increased revenues and lower benefits was an increase in expenses due to higher selling related expenses and investments in technology to improve policy administration.

              Life Insurance In-Force. Life insurance in-force was $38.46 billion and $33.67 billion as of March 31, 1997 and 1996, respectively. Of the growth in in-force from March 31, 1996 to March 31, 1997, $3.34 billion is attributable to variable universal life which comprises 23% of total in-force as of March 31, 1997.

              Statutory Premiums. For first quarter 1997, statutory premiums were $137.4 million, an increase of 41% from $97.2 million in the first quarter of 1996. Premiums from the investment dealer channel more than doubled to $62.9 million in the first quarter of 1997, led by sales of bank-owned life insurance and flexible premium variable universal life insurance products.

              Corporate and Other

              Revenues. Revenues in the Corporate and Other segment consist of net investment income on invested assets not allocated to the three product segments, all realized investment gains and losses, investment management fees and other revenues earned from Nationwide mutual funds other than the portion allocated to the Variable Annuities and Life Insurance segments and net investment income and policy charges from group annuity contracts issued to Nationwide Insurance Enterprise employee and agent benefit plans. Total revenues excluding realized gains were $40.5 million for the first quarter of 1997 compared to $39.9 million in the first quarter of 1996. Realized gains on investments were $21.0 million and $3.6 million in the first quarter of 1997 and 1996, respectively. Realized gains in 1997 include gains of $14.4 million from the transfer of securities to fund the $850 Million Dividend.

              Income (loss) from Continuing Operations Before Federal Income Tax Expense. Income (loss) from continuing operations before federal income tax expense excluding realized gains and losses was $(1.5) million and $9.1 million for the first quarter of 1997 and 1996, respectively. The decrease is due to a reduction in net investment income due to the Special Dividends and lower yields on investments. See "Effect of Special Dividends and Cash Capital Contributions."

                           PART II - OTHER INFORMATION

ITEM 1        LEGAL PROCEEDINGS

              The Company is a party to litigation and arbitration proceedings in the ordinary course of its business, none of which is expected to have a material adverse effect on the Company.

              In recent years, life insurance companies have been named as defendants in lawsuits, including class action lawsuits, relating to life insurance pricing and sales practices. A number of these lawsuits have resulted in substantial jury awards or settlements. In October 1996, a policyholder of NLIC filed a complaint in Alabama state court against NLIC and an agent of the Company (Wayne M. King v. Nationwide Life Insurance Company and Danny Nix) related to the sale of a whole life policy on a "vanishing premium" basis and seeking unspecified compensatory and punitive damages. In February 1997, NLIC was named as a defendant in a lawsuit filed in New York Supreme Court also related to the sale of whole life policies on a "vanishing premium" basis (John H. Snyder v. Nationwide Mutual Insurance Company, Nationwide Mutual Insurance Co. and Nationwide Life Insurance Co.). The plaintiff in such lawsuit seeks to represent a national class of NLIC's policyholders and claims unspecified compensatory and punitive damages. This lawsuit is in the early stage and has not been certified as a class action. On April 22, 1997, a motion to dismiss the Snyder complaint in its entirety was filed by the defendants. There can be no assurance that any litigation relating to pricing and sales practices will not have a material adverse effect on the Company in the future.

ITEM 2        CHANGES IN SECURITIES

              Omitted due to reduced disclosure format.

ITEM 3        DEFAULTS UPON SENIOR SECURITIES

              Omitted due to reduced disclosure format.

ITEM 4        SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

              Omitted due to reduced disclosure format.

ITEM 5        OTHER INFORMATION

              None.

ITEM 6        EXHIBITS AND REPORTS ON FORM 8-K

              (a)     Exhibits:

                      27   Financial Data Schedule (electronic filing only)

              (b)     Reports on Form 8-K:

                      No reports on Form 8-K were filed during the three month period ended March 31, 1997.

                                   SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                  NATIONWIDE LIFE INSURANCE COMPANY
                                  ---------------------------------
                                              (Registrant)


Date: March 15, 1997              /s/Mark R. Thresher
                                 ----------------------------------------------
                                 Mark R. Thresher, Vice President - Controller
                                                   (Chief Accounting Officer)