Form 10-Q/A
period 1997-03-31
NATIONWIDE LIFE INSURANCE CO
filed 1997-05-23
CIK 205695

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                      ------------------------------------



                                    FORM 10-Q/A


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



Date: May 15, 1997                /s/Mark R. Thresher
                                 ----------------------------------------------
                                 Mark R. Thresher, Vice President - Controller
                                                   (Chief Accounting Officer)