Form 10-Q
period 1997-06-30
NATIONWIDE LIFE INSURANCE CO
filed 1997-08-14
CIK 205695

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549
                      ------------------------------------


                                    FORM 10-Q


                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1997       COMMISSION FILE NO. 2-28596


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


ALL VOTING STOCK WAS HELD BY AFFILIATES OF THE REGISTRANT ON AUGUST 12, 1997.

  COMMON STOCK - 3,814,779 SHARES ISSUED AND OUTSTANDING AS OF AUGUST 12, 1997
    (Title of Class)

THE REGISTRANT MEETS THE CONDITIONS SET FORTH IN GENERAL INSTRUCTION H(1)(a) AND
 (b) OF FORM 10-Q AND IS THEREFORE FILING THIS FORM WITH THE REDUCED DISCLOSURE
                                    FORMAT.

               NATIONWIDE LIFE INSURANCE COMPANY AND SUBSIDIARIES

                                    FORM 10-Q


                                      INDEX




                                                                           Page
PART I   FINANCIAL INFORMATION

         Item 1     Unaudited Consolidated Financial Statements              3

         Item 2     Management's Narrative Analysis of the
                      Results of Operations                                  8

PART II  OTHER INFORMATION

         Item 1     Legal Proceedings                                       15

         Item 2     Changes in Securities                                   15

         Item 3     Defaults Upon Senior Securities                         15

         Item 4     Submission of Matters to a Vote of Security Holders     15

         Item 5     Other Information                                       15

         Item 6     Exhibits and Reports on Form 8-K                        15

SIGNATURE                                                                   16

                         PART I - FINANCIAL INFORMATION


ITEM 1  UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

               NATIONWIDE LIFE INSURANCE COMPANY AND SUBSIDIARIES
       (a wholly owned subsidiary of Nationwide Financial Services, Inc.)
                           Consolidated Balance Sheets
                            (in thousands of dollars)


                                                                               (Unaudited)
                                                                                 June 30,     December 31,
                                        Assets                                     1997           1996
                                        ------                                 -----------    ----------
Investments:
 Securities available-for-sale, at fair value:
  Fixed maturity securities (cost $12,049,864 in 1997; $11,970,878 in 1996)    $12,319,848    12,304,639
  Equity securities (cost $55,813 in 1997; $43,890 in 1996)                         66,497        59,131
 Mortgage loans on real estate, net                                              5,141,839     5,272,119
 Real estate, net                                                                  292,935       265,759
 Policy loans                                                                      391,432       371,816
 Other long-term investments                                                        23,336        28,668
 Short-term investments                                                            286,354         4,789
                                                                               -----------    ----------
                                                                                18,522,241    18,306,921
                                                                               -----------    ----------

Cash                                                                                86,387        43,784
Accrued investment income                                                          209,037       210,182
Deferred policy acquisition costs                                                1,537,814     1,366,509
Investment in subsidiaries classified as discontinued operations                        --       485,707
Other assets                                                                       404,319       426,441
Assets held in Separate Accounts                                                32,866,145    26,926,702
                                                                               -----------    ----------
                                                                               $53,625,943    47,766,246
                                                                               ===========    ==========

                      Liabilities and Shareholder's Equity
                      ------------------------------------
Future policy benefits and claims                                              $17,536,264    17,179,060
Policyholders' dividend accumulations                                              366,681       361,401
Other policyholder funds                                                            59,153        60,073
Accrued federal income tax:
 Current                                                                            44,323        30,170
 Deferred                                                                          158,769       162,212
                                                                               -----------    ----------
                                                                                   203,092       192,382
                                                                               -----------    ----------

Dividend payable                                                                        --       485,707
Other liabilities                                                                  375,206       423,047
Liabilities related to Separate Accounts                                        32,866,145    26,926,702
                                                                               -----------    ----------
                                                                                51,406,541    45,628,372
                                                                               -----------    ----------

Shareholder's equity:
 Capital shares, $1 par value.  Authorized 5,000,000 shares, issued and
  outstanding 3,814,779 shares                                                       3,815         3,815
 Additional paid-in capital                                                        914,654       527,874
 Retained earnings                                                               1,159,696     1,432,593
 Unrealized gains on securities available-for-sale, net                            141,237       173,592
                                                                               -----------    ----------
                                                                                 2,219,402     2,137,874
                                                                               -----------    ----------
                                                                               $53,625,943    47,766,246
                                                                               ===========    ==========

See accompanying notes to unaudited consolidated financial statements.

               NATIONWIDE LIFE INSURANCE COMPANY AND SUBSIDIARIES
       (a wholly owned subsidiary of Nationwide Financial Services, Inc.)
                        Consolidated Statements of Income
                                   (Unaudited)
                            (in thousands of dollars)


                                                                  Three months ended         Six months ended
                                                                        June 30,                  June 30,
                                                                -----------------------    --------------------
                                                                   1997          1996         1997        1996
                                                                ---------     ---------    ---------    -------

Revenues:
 Investment product and universal life insurance product
    policy charges                                              $ 129,658        97,955      250,107    186,558
 Traditional life insurance premiums                               50,295        49,224      105,741    103,012
 Net investment income                                            351,346       340,266      692,296    669,797
 Realized gains (losses) on investments                           (11,929)        5,806        9,113      9,374
 Other income                                                      15,908         6,010       25,742     12,219
                                                                ---------     ---------    ---------    -------
                                                                  535,278       499,261    1,082,999    980,960
                                                                ---------     ---------    ---------    -------

Benefits and expenses:
 Benefits and claims                                              297,049       285,276      593,419    575,272
 Provision for policyholders' dividends on participating
    policies                                                       11,542        11,907       22,188     22,687
 Amortization of deferred policy acquisition costs                 39,594        34,865       82,988     70,994
 Other operating expenses                                          94,231        76,108      188,092    141,788
                                                                ---------     ---------    ---------    -------
                                                                  442,416       408,156      886,687    810,741
                                                                ---------     ---------    ---------    -------
   Income from continuing operations before federal income
    tax expense                                                    92,862        91,105      196,312    170,219
                                                                ---------     ---------    ---------    -------

Federal income tax expense:
 Current                                                           32,477        32,592       55,231     58,617
 Deferred                                                              10           154       13,978        640
                                                                ---------     ---------    ---------    -------
                                                                   32,487        32,746       69,209     59,257
                                                                ---------     ---------    ---------    -------

   Income from continuing operations                               60,375        58,359      127,103    110,962

Income from discontinued operations (less federal income tax
 expense of $1,470 and $3,986 in 1996)                                 --         3,100           --      7,295
                                                                ---------     ---------    ---------    -------
   Net income                                                   $  60,375        61,459      127,103    118,257
                                                                =========     =========    =========    =======

See accompanying notes to unaudited consolidated financial statements.

                 NATIONWIDE LIFE INSURANCE COMPANY AND SUBSIDIARIES
       (a wholly owned subsidiary of Nationwide Financial Services, Inc.)
                   Consolidated Statements of Shareholder's Equity
                                   (Unaudited)
                     Six Months Ended June 30, 1997 and 1996
                            (in thousands of dollars)


                                                                                    Unrealized
                                                                                   gains (losses)
                                                     Additional                     on securities      Total
                                         Capital      paid-in         Retained     available-for-   shareholder's
                                          shares      capital         earnings       sale, net         equity
                                         -------     ----------      ----------    --------------   -------------
1996:
   Balance, January 1, 1996               $3,815       657,118        1,583,275        384,304        2,628,512
   Capital of contributed subsidiary          --            30               --             --               30
   Net income                                 --            --          118,257             --          118,257
   Unrealized losses on securities
     available-for-sale, net                  --            --               --       (275,185)        (275,185)
                                          ------      --------       ----------       --------       ----------
   Balance, June 30, 1996                 $3,815       657,148        1,701,532        109,119        2,471,614
                                          ======      ========       ==========       ========       ==========



1997:
   Balance, January 1, 1997                3,815       527,874        1,432,593        173,592        2,137,874
   Capital contributions                      --       836,780               --             --          836,780
   Dividends to shareholder                   --      (450,000)        (400,000)            --         (850,000)
   Net income                                 --            --          127,103             --          127,103
   Unrealized losses on securities
     available-for-sale, net                  --            --               --        (32,355)         (32,355)
                                          ------      --------       ----------       --------       ----------
   Balance, June 30, 1997                 $3,815       914,654        1,159,696        141,237        2,219,402
                                          ======      ========       ==========       ========       ==========

See accompanying notes to unaudited consolidated financial statements.

                 NATIONWIDE LIFE INSURANCE COMPANY AND SUBSIDIARIES
       (a wholly owned subsidiary of Nationwide Financial Services, Inc.)
                   Consolidated Statements of Cash Flows
                                   (Unaudited)
                     Six Months Ended June 30, 1997 and 1996
                            (in thousands of dollars)


                                                                                   1997            1996
                                                                                -----------     ----------
Cash flows from operating activities:
  Net income                                                                    $   127,103        118,257
  Adjustments to reconcile net income to net cash provided by (used in)
    operating activities:
    Capitalization of deferred policy acquisition costs                            (235,735)      (214,486)
    Amortization of deferred policy acquisition costs                                82,988         70,994
    Amortization and depreciation                                                     1,964          8,613
    Realized gains on investments, net                                               (9,113)        (9,374)
    Deferred federal income tax                                                      13,978         23,864
    Decrease (increase) in accrued investment income                                  1,145           (814)
    Decrease (increase) in other assets                                              21,708        (81,888)
    Increase (decrease) in policyholder account balances                             55,237        (63,997)
    Increase in policyholders' dividend accumulations                                 5,280          7,113
    Increase in accrued federal income tax payable                                   14,153          8,579
    (Decrease) increase in other liabilities                                        (47,841)        63,206
    Other, net                                                                       (2,317)        (2,344)
                                                                                -----------     ----------
      Net cash provided by (used in) operating activities                            28,550        (72,277)
                                                                                -----------     ----------

Cash flows from investing activities:
  Proceeds from maturity of securities available-for-sale                           437,694        685,247
  Proceeds from sale of securities available-for-sale                               225,855        194,207
  Proceeds from repayments of mortgage loans on real estate                         164,699        123,064
  Proceeds from sale of real estate                                                  23,214          8,163
  Proceeds from repayments of policy loans and sale of other invested assets         21,908         27,108
  Cost of securities available-for-sale acquired                                 (1,236,560)      (769,786)
  Cost of mortgage loans on real estate acquired                                   (418,593)      (486,706)
  Cost of real estate acquired                                                      (21,506)        (2,893)
  Policy loans issued and other invested assets acquired                            (37,785)       (42,936)
  Short-term investments, net                                                      (282,700)        26,109
                                                                                -----------     ----------
      Net cash used in investing activities                                      (1,123,774)      (238,423)
                                                                                -----------     ----------

Cash flows from financing activities:
  Proceeds from capital contributions                                               836,780             --
  Increase in investment product and universal life insurance product
    account balances                                                              1,511,167      1,284,221
  Decrease in investment product and universal life insurance product
    account balances                                                             (1,210,120)      (918,291)
                                                                                -----------     ----------
      Net cash provided by financing activities                                   1,137,827        365,930
                                                                                -----------     ----------

Net increase in cash                                                                 42,603         55,230

Cash, beginning of period                                                            43,784          9,455
                                                                                -----------     ----------
Cash, end of period                                                             $    86,387         64,685
                                                                                ===========     ==========


See accompanying notes to unaudited consolidated financial statements.

               NATIONWIDE LIFE INSURANCE COMPANY AND SUBSIDIARIES
       (a wholly owned subsidiary of Nationwide Financial Services, Inc.)
              Notes to Unaudited Consolidated Financial Statements
                         Six Months Ended June 30, 1997



(1)   Organization and Basis of Presentation

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

      On March 10, 1997 and March 11, 1997, NFS made cash capital contributions to NLIC totaling $836.8 million.

ITEM  2 MANAGEMENT'S NARRATIVE ANALYSIS OF THE RESULTS OF OPERATIONS


      INTRODUCTION

      The following analysis of unaudited consolidated results of operations of the Company should be read in conjunction with the unaudited consolidated financial statements and related notes included elsewhere herein.

      Management's narrative analysis of the results of operations contains forward-looking statements that are intended to enhance the reader's ability to assess the future financial performance of the Company. Because these statements are subject to numerous assumptions, risks, and uncertainties, actual results could be materially different. The following factors, among others, may have such an impact: changes in economic conditions; movements in interest rates and the stock markets; competitive pressures on product pricing and services; success and timing of business strategies; and the nature and extent of legislation and regulatory actions and reforms.

      The Company has three product segments: Variable Annuities, Fixed Annuities and Life Insurance. In addition, the Company reports corporate income and expenses and investments and related investment income supporting capital not specifically allocated to its product segments in a Corporate and Other segment.


      RESULTS OF OPERATIONS

            Policy Charges. Policy charges include asset fees, which are primarily earned from separate account assets generated from sales of variable annuities; administration fees, which include fees charged per contract on a variety of the Company's products and premium loads on universal life insurance products; surrender fees, which are charged as a percentage of assets withdrawn during a specified period (usually the first seven years) of annuity and certain life insurance contracts; and cost of insurance charges earned on universal life insurance products. For second quarter 1997, policy charges were $129.7 million, a 32% increase from $97.9 million in second quarter 1996. For the first half of 1997, policy charges were $250.1 million, a 34% increase from $186.5 million for the first six months of 1996. The increase in policy charges is due primarily to increases in separate account assets and the resulting higher levels of asset fees. Total separate account assets have increased 44% from $22.84 billion as of June 30, 1996 to $32.87 billion as of June 30, 1997.

            Life Insurance Premiums. Life insurance premiums are earned primarily from traditional life insurance in the Life Insurance segment, but are also earned from the sale of life-contingent immediate annuities in the Fixed Annuities segment. Life insurance premiums were $50.3 million during the three months ended June 30, 1997, representing a 2% increase from $49.3 million during the corresponding period of 1996. For the six months ended June 30, 1997, life insurance premiums were up 3% to $105.7 million compared to $103.1 million for the first half of 1996. The increase is primarily attributable to an increase in traditional life insurance in-force.

            Net Investment Income. Net investment income includes the gross investment income earned on investments supporting fixed annuities and certain life insurance products as well as the yield on the Company's general account invested assets which are not allocated to product segments. Net investment income was $351.3 million and $692.3 million, respectively, for the three and six months ended June 30, 1997 compared to $340.3 million and $669.8 million for the corresponding periods in 1996. Net investment income has increased primarily as a result of growth in the Fixed Annuities segment.

              Realized Gains (Losses) on Investments. Realized gains and losses on investments are not considered by the Company to be recurring components of earnings. The Company makes decisions concerning the sale of invested assets based on a variety of market, business, tax and other factors. All realized gains and losses are reported in the Corporate and Other segment. Net realized losses on investments were $11.9 million in second quarter 1997 compared to realized gains of $5.8 million in second quarter 1996. On a year-to date basis, realized gains were $9.1 million through June 1997 compared to $9.4 million through June 1996. Realized gains in 1997 include $14.4 million recognized when securities of $850.0 million were paid to Nationwide Corp. as a dividend on February 24, 1997. See note 2 to the unaudited consolidated financial statements. The majority of the second quarter 1997 realized loss relates to an $11.0 million write-down of a single corporate bond investment due to deterioration in the credit quality of the issuer.

              Other Income. Other income consists of investment management fees earned by the Company from the management of Nationwide mutual funds. Net investment management fees earned on Nationwide mutual fund assets selected as investment options for variable annuity products and variable life insurance products are reported in the Variable Annuities segment and Life Insurance segment, respectively. The Company also sells its mutual fund products separately, and investment management fees from these assets are included in the Corporate and Other segment. Other income was $15.9 million in second quarter 1997, up from $6.0 million in second quarter 1996. For the six months ended June 30, 1997 and 1996 other income was $25.7 million and $12.2 million, respectively.

              Benefits and Claims. Benefits and claims consist primarily of interest credited on fixed annuity products and life insurance benefits in the Life Insurance segment. Benefits and claims increased 4% to $297.0 million in second quarter 1997 from $285.2 million in second quarter 1996. On a year-to-date basis, benefits and claims increased 3% to $593.4 million through June 1997 from $575.2 million through June 1996. The increases reflect increases in both interest credited on fixed annuities and life insurance benefits.

              Policyholder Dividends. Policyholder dividends are paid on certain participating life insurance policies. Policyholder dividends were $11.6 million and $22.2 million in second quarter and for the first half of 1997, respectively, representing 3% decreases from the corresponding periods of 1996.

              Amortization of Deferred Policy Acquisition Costs (DAC). Amortization of DAC increased 13% from $34.9 million in second quarter 1996 to $39.6 million in second quarter 1997. For the first six months of 1997 amortization of DAC was $83.0 million, up 17% from $71.1 million in the first half of 1996. The increases are primarily attributable to an increase in variable annuity policy reserves.

              Operating Expenses. Operating expenses were $94.2 million in second quarter 1997, a 24% increase from second quarter 1996 operating expenses of $76.1 million. Operating expenses were up 33% to $188.1 million for the first half of 1997 from $141.2 million for the first half of 1996. The increase is primarily due to an increase in the number of annuity and life insurance contracts in-force and the related increase in administrative processing costs. In addition, operating expenses in 1997 include approximately $20 million on technology projects related to year 2000 and the development of a new policy administration system for the traditional life insurance line.

              Federal Income Tax Expense. Federal income tax expense was $32.5 million and $32.7 million, representing effective tax rates of 35.0% and 35.9% for second quarter 1997 and 1996, respectively. For the first six months of 1997 and 1996 federal income tax expense was $69.2 million and $59.3 million, representing effective tax rates of 35.3% and 34.8%, respectively.

              Net Operating Income. Net operating income is net income, excluding realized gains and losses on investments (net of related federal income tax) and discontinued operations. Net operating income for second quarter 1997 was $67.9 million, a 24% increase from second quarter 1996's $54.6 million. Net operating income was $120.8 million through June 1997, up 16% from $103.8 million through June 1996.

              Discontinued Operations. Discontinued operations include the results of (i) the three NLIC subsidiaries whose outstanding common stock, on September 24, 1996, was declared as a dividend to Nationwide Corp. and (ii) 100% of NLIC's accident and health and group life business which was ceded to affiliates during the third quarter of 1996. NLIC did not recognize any gain or loss on the disposal of these subsidiaries or discontinuance of the accident and health and group life insurance business. Income from discontinued operations was $3.1 million and $7.3 million during the second quarter and for the first half of 1996, respectively. There was no income from discontinued operations in 1997 as a result of the transfer by the Company of the ownership of the three subsidiaries to Nationwide Corp. on January 1, 1997 and the reinsurance agreements.


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

              On March 10, 1997, and March 11, 1997, NFS made cash capital contributions to NLIC totaling $836.8 million.

              Because (i) the Special Dividends preceded the cash capital contributions, and (ii) the cash capital contributions were invested at lower yields than the yield on the investments used to fund the $850 Million Dividend, the aggregate effect of the Special Dividends and the cash capital contributions was approximately a $3.6 million reduction in net investment income for second quarter 1997 and a $8.1 million reduction in net investment income for the first six months of 1997.


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

The following tables present summary financial data for the Company by segment.


                                                       Three months ended      Six months ended
                                                            June 30,                June 30,
                                                       -------------------    ------------------
(in millions of dollars)                                 1997       1996        1997       1996
                                                       -------     -------    -------    -------
REVENUES:
Variable Annuities                                     $  94.0        68.6      180.8      130.5
Fixed Annuities                                          282.2       273.9      567.0      544.8
Life Insurance                                           116.0       110.1      230.6      215.5
Corporate and Other                                       55.0        40.9       95.5       80.8
                                                       -------     -------    -------    -------
     Total operating revenues                            547.2       493.5    1,073.9      971.6
Realized gains (losses) on investments                   (11.9)        5.8        9.1        9.4
                                                       -------     -------    -------    -------
     Total revenues                                    $ 535.3       499.3    1,083.0      981.0
                                                       =======     =======    =======    =======

INCOME FROM CONTINUING OPERATIONS BEFORE
     FEDERAL INCOME TAX EXPENSE:
Variable Annuities                                     $  34.8        18.9       64.2       37.1
Fixed Annuities                                           44.1        39.4       81.7       73.0
Life Insurance                                            13.7        15.1       30.7       29.7
Corporate and Other                                       12.1        11.9       10.6       21.0
                                                       -------     -------    -------    -------
     Total operating income                              104.7        85.3      187.2      160.8
Realized gains (losses) on investments                   (11.9)        5.8        9.1        9.4
                                                       -------     -------    -------    -------
     Total income from continuing operations before
          federal income tax expense                   $  92.8        91.1      196.3      170.2
                                                       =======     =======    =======    =======


(in millions of dollars)                                      As of June 30,
                                                        ------------------------
                                                          1997            1996
                                                        ---------      ---------
POLICY RESERVES:
Variable Annuities (1)                                  $29,878.8       20,717.2
Fixed Annuities (1)                                      13,724.5       13,055.8
Life Insurance                                            3,165.9        2,778.3
Corporate and Other                                       3,571.8        2,860.6
                                                        ---------      ---------
     Total policy reserves (2)                          $50,341.0       39,411.9
                                                        =========      =========

----------
(1) Policy reserves related to the fixed option under the Company's variable annuity contracts are included in Fixed Annuities. As of June 30, 1997 and 1996, such policy reserves totaled $9.80 billion and $8.94 billion, respectively.

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

Variable annuity revenues grew to $94.0 million during the second quarter and $180.8 million for the first six months of 1997, representing 37% and 39% increases, respectively, from the same periods of 1996. Revenues have increased as a result of growth in policyholder account balances (policy reserves) due to an increase in deposits and strong stock market performance, particularly during the second quarter of 1997. The growth in policy reserves has resulted in growth in asset fees, which were $85.0 million and $163.8 million in second quarter and for the first half of 1997, respectively, compared to $62.8 million and $119.6 million for the same periods in 1996. Total policy charges, which include asset fees, as a percentage of variable annuity policy reserves have remained relatively stable during the periods presented, reflecting no or minimal changes in the levels of policy charges for most variable annuity products.

Income from Continuing Operations Before Federal Income Tax Expense. Income from continuing operations before federal income tax expense was $34.8 million in second quarter 1997, an 84% increase from second quarter 1996. Through the first half of the current year, variable annuity earnings increased 73% to $64.2 million compared to the first six months of 1996. The increase is due to growth in variable annuity policy reserves and the corresponding increase in policy charges, combined with expense levels which have decreased as a percentage of revenues. Operating expenses were $37.7 million and $33.8 million, or 55 basis points and 68 basis points of average variable annuity policy reserves, for second quarter 1997 and 1996, respectively. On a year-to-date basis, operating expenses were $74.4 million and $62.2 million, or 55 basis points and 66 basis points of average variable annuity policy reserves, for 1997 and 1996, respectively. During 1997, the Company has controlled its operating expenses by taking advantage of economies of scale and by increasing productivity through investments in technology.

Policy Reserves. During second quarter 1997, variable annuity policy reserves increased $4.58 billion to $29.88 billion as of June 30, 1997 for a year-to-date increase of $5.60 billion in 1997 from $24.28 billion as of December 31, 1996. Compared to one year ago, variable annuity policy reserves are up 44% or $9.16 billion as of June 30,1997. Deposits were $1.94 billion and $1.75 billion in second quarter 1997 and 1996, respectively. Through June 1997, deposits were $3.77 billion compared to $3.44 billion through June 1996. During second quarter and for the first six months of 1997, variable annuity policy reserves reflect market appreciation of $3.26 billion and $3.10 billion compared to market appreciation of $524.6 million and $1.13 billion in the same periods of 1996. Withdrawals, surrenders, net transfers and policy charges resulted in a decrease in variable annuity policy reserves of $619.5 million and $329.0 million during second quarter 1997 and 1996, respectively, and on a year-to-date basis resulted in a decrease in variable annuity policy reserves of $1.27 billion and $614.1 million in 1997 and 1996, respectively.


Statutory Premiums and Deposits. For second quarter 1997, statutory premiums and deposits were $1.94 billion, an increase of 11% from $1.75 billion in second quarter 1996. Tax qualified statutory premiums and deposits were 70% of total second quarter 1997 sales compared to 67% for second quarter 1996. Second quarter 1997 deposits through the financial institutions channel accounted for an increase of $88.1 million or 51% over second quarter 1996 due to growth in sales of bank proprietary annuities and the addition of new bank relationships. For the first half of 1997, statutory premiums and deposits were $3.77 billion, an increase of 10% from $3.44 billion in the first half of 1996. Tax-qualified statutory premiums and deposits were 71% of total sales for the first six months of 1997 compared to 67% for the same period of 1996. In the investment dealer channel, a 75 basis point commission enhancement introduced midway through first quarter was continued through June 1997. The commission enhancement has helped to build sales momentum in this channel which management believes should continue into the third and fourth quarters of 1997.

Fixed Annuities

Revenues. Revenues in the Fixed Annuities segment consist mainly of net investment income, which is earned on invested assets allocated to support fixed annuity policy reserves and shareholder's equity allocated to such segment. Total revenues were $282.2 million and $273.9 million in second quarter 1997 and 1996, respectively. Net investment income was $272.8 million and $264.1 million, representing average pre-tax yields on the assets supporting this segment of 8.23% and 8.36%, in second quarter 1997 and 1996, respectively. For the first half of 1997 total revenues were $567.0 million compared to $544.8 million for the first half of 1996. Through the first six months of 1997, net investment income was $542.3 million representing an average pre-tax yield of 8.19% compared to net investment income of $520.2 and an average pre-tax yield of 8.24% for the first six months of 1996.

Interest Credited. Interest credited on account balances was $205.9 million and $199.1 million, representing crediting rates of 6.21% and 6.31%, for second quarter 1997 and 1996, respectively. The differential between net investment income and interest credited on account balances resulted in interest spreads of $66.9 million and $65.0 million, or 2.02% and 2.05%, for second quarter 1997 and 1996, respectively. Interest credited on account balances was $406.8 million and $398.8 million, representing crediting rates of 6.14% and 6.32% for the first half of 1997 and 1996, respectively. Interest spread increased to $135.5 million, or 2.05%, for the first six months of 1997 compared to $121.4 million, or 1.92%, through six months of 1996. Interest spreads vary depending on crediting rates offered by competitors, performance of the investment portfolio, changes in market interest rates and other factors. Interest spread in the third quarter is expected to remain comparable or widen modestly from first and second quarter levels as third quarter crediting rates for a majority of the fixed annuity products were lowered in response to declining interest rates. Beginning July 1, the Company introduced a 100 basis point first year bonus crediting rate on new sales for the individual BEST OF AMERICA annuity in the investment dealer channel.

Income from Continuing Operations Before Federal Income Tax Expense. Income from continuing operations before federal income tax expense was $44.1 million and $81.7 million during second quarter and for the first six months of 1997, respectively, representing increases of 12% from the same periods of 1996. The change reflects the increase in interest spread discussed above, as well as a decrease in amortization of DAC as a result of changes in assumed future interest spreads related to the in-force individual fixed annuity business. The higher interest spreads and lower DAC amortization were partially offset by higher operating expenses associated with growth in policies in-force.

Policy Reserves. During second quarter 1997, fixed annuity policy reserves increased $110.6 million to $13.72 billion as of June 30, 1997 for a year-to-date increase of $212.7 million in 1997 from $13.51 billion as of December 31, 1996. Compared to a year ago, fixed annuity policy reserves are up 5% or $668.7 million as of June 30, 1997. Deposits were $409.8 million and $366.3 million in second quarter 1997 and 1996, respectively. Through June 1997, deposits were $970.2 million compared to $808.1 million through June 1996. Withdrawals, surrenders, benefits and net transfers reduced policy reserves by $505.1 million and $430.2 million for the second quarter of 1997 and 1996, respectively, and $1.16 billion and $935.1 million on a year-to-date basis for 1997 and 1996, respectively. The increase in withdrawals for the first half of 1997 is primarily attributable to a single public sector group annuity contract with reserves of $105.9 million.

Statutory Premiums and Deposits. For second quarter 1997, statutory premiums and deposits were $409.8 million, an increase of 12% from $366.3 million in second quarter 1996. Second quarter 1997 deposits from the financial institutions channel increased $58.3 million as a result of new bank relationships added late in 1996 and in 1997. Through mid-year 1997, statutory premiums and deposits were up 20% to $970.2 million compared to mid-year 1996 deposits of $808.1 million. Year-to-date 1997 deposits include a first quarter deposit through the public sector channel of $106.5 million from the transfer of assets from Cook County, Illinois.

Life Insurance

Revenues. Revenues in the Life Insurance segment consist of life insurance premiums and policy charges, as well as net investment income. Total revenues were $116.0 million and $110.1 million for second quarter 1997 and 1996, respectively. For the six months ended June 30, 1997, total revenues were $230.6 million compared to $215.5 million for the first half of 1996. The increase is attributed to increases in life insurance in-force with the majority of the growth coming from the variable universal life insurance product.

Income from Continuing Operations Before Federal Income Tax Expense. Income from continuing operations before federal income tax expense was $13.7 million in second quarter 1997, a 9% decrease from $15.1 million in second quarter 1996. The decrease is primarily attributable to adverse mortality experience in the variable universal life insurance line and higher technology related expenses. For the first half of the year, life segment earnings were up slightly to $30.7 million in 1997 compared to $29.7 million in 1996. Overall improved earnings in the variable universal life insurance line was offset by higher expenses associated with technology-related costs in the traditional life insurance lines associated with the development of a new policy administration system.

Life Insurance In-Force. Life insurance in-force was $39.74 billion and $34.79 billion as of June 30, 1997 and 1996, respectively. Of the growth in in-force from June 30, 1996 to June 30, 1997, $3.72 billion is attributable to variable universal life insurance which comprises 25% of total life insurance in-force as of June 30, 1997.

Statutory Premiums. For second quarter 1997, statutory premiums were $128.8 million, an increase of 29% from $99.9 million in second quarter 1996. For the first half of 1997, statutory premiums increased 35% to $266.2 million compared to $197.1 million for the first half of 1996. Variable life insurance premiums accounted for $66.2 million and $142.9 million of the total life insurance premiums for the second quarter and first half of 1997, respectively, compared to $35.3 million and $70.4 million for the same periods of 1996. Premiums from the investment dealer channel more than doubled to $112.3 million in the first half of 1997, led by sales of bank-owned life insurance and flexible premium variable universal life insurance products.

Corporate and Other

Revenues. Revenues in the Corporate and Other segment consist of net investment income on invested assets not allocated to the three product segments, all realized investment gains and losses, investment management fees and other revenues earned from Nationwide mutual funds other than the portion allocated to the Variable Annuities and Life Insurance segments and net investment income and policy charges from group annuity contracts issued to Nationwide Insurance Enterprise employee and agent benefit plans. Total revenues excluding realized gains and losses were $55.0 million for second quarter 1997 compared to $40.9 million in second quarter 1996. The increase primarily reflects an increase in real estate and limited partnership investment income, as well as earnings growth from fee based investment management operations which have benefited from an increase in funds managed and from market appreciation. Year-to-date revenues excluding realized gains and losses were $95.5 million, up from $80.8 million a year ago. Investment losses of $11.9 million were realized in second quarter 1997 compared to realized gains of $5.8 million in second quarter 1996. Year-to-date, realized investment gains were $9.1 million in 1997 compared to $9.4 million in 1996. Realized gains in 1997 include a first quarter gain of $14.4 million from the transfer of securities to fund the $850 Million Dividend offset by a second quarter $11.0 million write-down of a single corporate bond investment due to deterioration in the credit quality of the issuer.

Income from Continuing Operations Before Federal Income Tax Expense. Income from continuing operations before federal income tax expense excluding realized gains and losses was $12.1 million and $11.9 million for second quarter 1997 and 1996, respectively, and $10.6 million and $21.0 million on year-to-date basis for 1997 and 1996, respectively. The year-to-date decrease is due to a reduction in net investment income due to the Special Dividends and lower yields on investments. See "Effect of Special Dividends and Cash Capital Contributions."

                           PART II - OTHER INFORMATION

ITEM 1  LEGAL PROCEEDINGS

        The Company is a party to litigation and arbitration proceedings in the ordinary course of its business, none of which is expected to have a material adverse effect on the Company.

        In recent years, life insurance companies have been named as defendants in lawsuits, including class action lawsuits, relating to life insurance pricing and sales practices. A number of these lawsuits have resulted in substantial jury awards or settlements. In October 1996, a policyholder of NLIC filed a complaint in Alabama state court against NLIC and an agent of NLIC (Wayne M. King v. Nationwide Life Insurance Company and Danny Nix) related to the sale of a whole life policy on a "vanishing premium" basis and seeking unspecified compensatory and punitive damages. The King case was dismissed with prejudice on June 25, 1997 pursuant to an agreement between the parties. In February 1997, NLIC was named as a defendant in a lawsuit filed in New York Supreme Court also related to the sale of whole life policies on a "vanishing premium" basis (John H. Snyder v. Nationwide Mutual Insurance Company, Nationwide Mutual Insurance Co. and Nationwide Life Insurance Co.). The plaintiff in such lawsuit seeks to represent a national class of NLIC's policyholders and claims unspecified compensatory and punitive damages. This lawsuit is in the early stage and has not been certified as a class action. On April 22, 1997, a motion to dismiss the Snyder complaint in its entirety was filed by the defendants, and the plaintiff has opposed such motion. There can be no assurance that any litigation relating to pricing and sales practices will not have a material adverse effect on the Company in the future.

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

        None.

ITEM 6  EXHIBITS AND REPORTS ON FORM 8-K

        (a) Exhibits:

            27 Financial Data Schedule (electronic filing only)

        (b) Reports on Form 8-K:

            No reports on Form 8-K were filed during the three month period ended June 30, 1997.

                                    SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                               NATIONWIDE LIFE INSURANCE COMPANY
                                                           (Registrant)



Date: August 14, 1997              /s/Mark R. Thresher
                                   ---------------------------------------------
                                   Mark R. Thresher, Vice President - Controller
                                                     (Chief Accounting Officer)