Form 10-Q
period 1997-09-30
NATIONWIDE LIFE INSURANCE CO
filed 1997-11-13
CIK 205695

                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                      ------------------------------------


                                    FORM 10-Q

                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1997                               COMMISSION FILE NO. 2-28596


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

 ALL VOTING STOCK WAS HELD BY AFFILIATES OF THE REGISTRANT ON NOVEMBER 12, 1997.

 COMMON STOCK - 3,814,779 SHARES ISSUED AND OUTSTANDING AS OF NOVEMBER 12, 1997
        (Title of Class)

THE REGISTRANT MEETS THE CONDITIONS SET FORTH IN GENERAL INSTRUCTION H(1)(a) AND
      (b) OF FORM 10-Q AND IS THEREFORE FILING THIS FORM WITH THE REDUCED
                               DISCLOSURE FORMAT.

               NATIONWIDE LIFE INSURANCE COMPANY AND SUBSIDIARIES

                                    FORM 10-Q

                                      INDEX

                                                                                                    Page
                                                                                                    ----
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

                         PART I - FINANCIAL INFORMATION

ITEM 1    UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

               NATIONWIDE LIFE INSURANCE COMPANY AND SUBSIDIARIES
       (a wholly owned subsidiary of Nationwide Financial Services, Inc.)
                          Consolidated Balance Sheets
               (in millions of dollars, except per share amounts)

                                                                                            (Unaudited)
                                                                                           September 30,     December 31,
                                         Assets                                                 1997             1996
                                         ------                                          ----------------- ----------------
Investments:
   Securities available-for-sale, at fair value:
      Fixed maturity securities (cost $12,313.6 in 1997; $11,970.9 in 1996)                   $12,738.7          12,304.6
      Equity securities (cost $60.8 in 1997; $43.9 in 1996)                                        73.8              59.1
   Mortgage loans on real estate, net                                                           5,135.4           5,272.1
   Real estate, net                                                                               305.1             265.8
   Policy loans                                                                                   403.9             371.8
   Other long-term investments                                                                     23.0              28.7
   Short-term investments                                                                         431.8               4.8
                                                                                          ----------------- ----------------
                                                                                               19,111.7          18,306.9
                                                                                          ----------------- ----------------
Cash                                                                                              100.7              43.8
Accrued investment income                                                                         221.3             210.2
Deferred policy acquisition costs                                                               1,570.0           1,366.5
Investment in subsidiaries classified as discontinued operations                                    -               485.7
Other assets                                                                                      394.6             426.5
Assets held in Separate Accounts                                                               36,791.6          26,926.7
                                                                                          ----------------- ----------------
                                                                                              $58,189.9          47,766.3
                                                                                          ================= ================

                          Liabilities and Shareholder's Equity
                          ------------------------------------
Future policy benefits and claims                                                             $17,817.8          17,179.1
Policyholders' dividend accumulations                                                             369.4             361.4
Other policyholder funds                                                                           59.7              60.1
Accrued federal income tax:
   Current                                                                                         46.3              30.2
   Deferred                                                                                       207.1             162.2
                                                                                          ----------------- ----------------
                                                                                                  253.4             192.4
                                                                                          ----------------- ----------------
Dividend payable                                                                                    -               485.7
Other liabilities                                                                                 536.2             423.0
Liabilities related to Separate Accounts                                                       36,791.6          26,926.7
                                                                                          ----------------- ----------------
                                                                                               55,828.1          45,628.4
                                                                                          ----------------- ----------------
Shareholder's equity:
   Capital shares, $1.00 par value. Authorized 5.0 million shares, issued and
      outstanding 3.8 million shares                                                                3.8               3.8
   Additional paid-in capital                                                                     914.7             527.9
   Retained earnings                                                                            1,229.9           1,432.6
   Unrealized gains on securities available-for-sale, net                                         213.4             173.6
                                                                                          ----------------- ----------------
                                                                                                2,361.8           2,137.9
                                                                                          ----------------- ----------------
                                                                                              $58,189.9          47,766.3
                                                                                          ================= ================


See accompanying notes to unaudited consolidated financial statements.

               NATIONWIDE LIFE INSURANCE COMPANY AND SUBSIDIARIES
       (a wholly owned subsidiary of Nationwide Financial Services, Inc.)
                        Consolidated Statements of Income
                                   (Unaudited)
                            (in millions of dollars)

                                                                         Three months ended            Nine months ended
                                                                           September 30,                 September 30,
                                                                     ---------------------------   ---------------------------
                                                                         1997          1996            1997          1996
                                                                     ------------- -------------   ------------- -------------
Revenues:

  Investment product and universal life insurance product
    policy charges                                                       $143.3         102.3           393.4         288.8
  Life insurance premiums                                                  50.2          47.2           155.9         150.3
  Net investment income                                                   355.3         339.9         1,047.6       1,009.6
  Realized gains (losses) on investments                                   (4.8)         (5.1)            4.3           4.3
  Other income                                                             12.4           9.9            38.2          28.5
                                                                     ------------- -------------   -------------  -------------
                                                                          556.4         494.2         1,639.4       1,481.5
                                                                     ------------- -------------   -------------  -------------

Benefits and expenses:
  Interest credited                                                       256.0         245.6           756.9         732.9
  Other benefits and claims                                                41.8          51.5           134.3         139.4
  Provision for policyholders' dividends on participating policies          9.1           8.7            31.3          31.5
  Amortization of deferred policy acquisition costs                        43.7          25.7           126.7          96.8
  Other operating expenses                                                 97.9          91.8           286.0         239.9
                                                                     ------------- -------------   -------------  -------------
                                                                          448.5         423.3         1,335.2       1,240.5
                                                                     ------------- -------------   -------------  -------------

          Income from continuing operations before federal
            income tax expense                                            107.9          70.9           304.2         241.0
                                                                     ------------- -------------   ------------- -------------

Federal income tax expense (benefit):
   Current                                                                 28.2          35.3            83.4          93.9
   Deferred                                                                 9.5         (10.0)           23.5          (9.4)
                                                                     ------------- -------------   -------------  -------------
                                                                           37.7          25.3           106.9          84.5
                                                                     ------------- -------------   -------------  -------------

          Income from continuing operations                                70.2          45.6           197.3         156.5

Income from discontinued operations (less federal income
   tax expense of $1.0 and $5.0 in 1996)                                    -             2.3             -             9.6
                                                                     ------------- -------------   -------------  -------------

          Net income                                                    $  70.2          47.9           197.3         166.1
                                                                     ============= =============   ============= =============



See accompanying notes to unaudited consolidated financial statements.

               NATIONWIDE LIFE INSURANCE COMPANY AND SUBSIDIARIES
       (a wholly owned subsidiary of Nationwide Financial Services, Inc.)
                 Consolidated Statements of Shareholder's Equity
                                   (Unaudited)
                  Nine Months Ended September 30, 1997 and 1996
                            (in millions of dollars)

                                                                                              Unrealized
                                                                                            gains (losses)
                                                          Additional                        on securities            Total
                                           Capital         paid-in         Retained         available-for-       shareholder's
                                            shares         capital         earnings           sale, net              equity
                                         -------------   -------------  ----------------  -------------------  -------------------
1996:
   Balance, January 1, 1996                   $3.8            657.1         1,583.3             384.3                2,628.5
   Dividends to shareholder                    -              (79.3)         (356.3)            (28.6)                (464.2)
   Net income                                  -                -             166.1               -                    166.1
   Unrealized losses on securities
     available-for-sale, net                   -                -               -              (249.8)                (249.8)
                                         -------------   -------------  ----------------  -------------------  -------------------
   Balance, September 30, 1996                $3.8            577.8         1,393.1             105.9                2,080.6
                                         =============   =============  ================  ===================  ===================



1997:
   Balance, January 1, 1997                    3.8            527.9         1,432.6             173.6                2,137.9
   Capital contributions                       -              836.8             -                 -                    836.8
   Dividends to shareholder                    -             (450.0)         (400.0)              -                   (850.0)
   Net income                                  -                -             197.3               -                    197.3
   Unrealized gains on securities
     available-for-sale, net                   -                -               -                39.8                   39.8
                                         -------------   -------------  ----------------  -------------------  -------------------
   Balance, September 30, 1997                $3.8            914.7         1,229.9             213.4                2,361.8
                                         =============   =============  ================  ===================  ===================



See accompanying notes to unaudited consolidated financial statements.

               NATIONWIDE LIFE INSURANCE COMPANY AND SUBSIDIARIES
       (a wholly owned subsidiary of Nationwide Financial Services, Inc.)
                      Consolidated Statements of Cash Flows
                                   (Unaudited)
                  Nine Months Ended September 30, 1997 and 1996
                            (in millions of dollars)

                                                                                                     1997            1996
                                                                                                --------------  --------------
  Cash flows from operating activities:
    Net income                                                                                  $    197.3           166.1
    Adjustments to reconcile net income to net cash provided by operating activities:
        Capitalization of deferred policy acquisition costs                                         (358.2)         (313.7)
        Amortization of deferred policy acquisition costs                                            126.7            96.8
        Amortization and depreciation                                                                 (0.5)            5.2
        Realized gains on investments, net                                                            (4.3)           (4.3)
        Deferred federal income tax                                                                   23.5            15.1
        Increase in accrued investment income                                                        (11.1)           (2.5)
        Decrease (increase) in other assets                                                           31.4           (36.0)
        Increase in policyholder account balances                                                     58.2           233.3
        Increase in policyholders' dividend accumulations                                              8.0            10.0
        Increase (decrease) in accrued federal income tax payable                                     16.1            (0.6)
        Increase in other liabilities                                                                113.2           176.6
        Other, net                                                                                    (3.9)          (19.3)
                                                                                                --------------  --------------
          Net cash provided by operating activities                                                  196.4           326.7
                                                                                                --------------  --------------

  Cash flows from investing activities:
    Proceeds from maturity of securities available-for-sale                                          640.8           917.4
    Proceeds from sale of securities available-for-sale                                              248.7           223.3
    Proceeds from repayments of mortgage loans on real estate                                        296.1           191.1
    Proceeds from sale of real estate                                                                 23.2            16.1
    Proceeds from repayments of policy loans and sale of other invested assets                        19.8            18.6
    Cost of securities available-for-sale acquired                                                (1,732.1)       (1,047.9)
    Cost of mortgage loans on real estate acquired                                                  (552.2)         (721.7)
    Cost of real estate acquired                                                                     (24.3)           (4.8)
    Policy loans issued and other invested assets acquired                                           (48.2)          (43.1)
    Short-term investments, net                                                                     (428.2)          (62.3)
                                                                                                --------------  --------------
          Net cash used in investing activities                                                   (1,556.4)         (513.3)
                                                                                                --------------  --------------

  Cash flows from financing activities:
    Proceeds from capital contributions                                                              836.8             -
    Increase in investment product and universal life insurance product account balances           2,343.1         1,851.3
    Decrease in investment product and universal life insurance product account balances          (1,763.0)       (1,597.0)
                                                                                                --------------  --------------
          Net cash provided by financing activities                                                1,416.9           254.3
                                                                                                --------------  --------------

  Net increase in cash                                                                                56.9            67.7

  Cash, beginning of period                                                                           43.8             9.4
                                                                                                --------------  --------------
  Cash, end of period                                                                           $    100.7            77.1
                                                                                                ==============  ==============




See accompanying notes to unaudited consolidated financial statements.

               NATIONWIDE LIFE INSURANCE COMPANY AND SUBSIDIARIES
       (a wholly owned subsidiary of Nationwide Financial Services, Inc.)
              Notes to Unaudited Consolidated Financial Statements
                      Nine Months Ended September 30, 1997

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

         Certain items in the prior period consolidated financial statements have been reclassified to conform to the current period presentation.

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

         On February 24, 1997, NLIC paid a dividend to NFS, which made an equivalent dividend to Nationwide Corp., consisting of securities having an aggregate fair value of $850.0 million. NLIC recognized a gain of $14.4 million on the transfer of securities.

         On March 10, 1997 and March 11, 1997, NFS made cash capital contributions to NLIC totaling $836.8 million.

ITEM 2   MANAGEMENT'S NARRATIVE ANALYSIS OF THE RESULTS OF OPERATIONS

         INTRODUCTION

         The following analysis of unaudited consolidated results of operations and financial condition of the Company should be read in conjunction with the unaudited consolidated financial statements and related notes included elsewhere herein.

         Management's narrative analysis of the results of operations contains forward-looking statements that are intended to enhance the reader's ability to assess the future financial performance of the Company. These forward-looking statements are not based on historical information and are being made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Because these statements are subject to numerous assumptions, risks, and uncertainties, actual results could be materially different. The following factors, among others, may have such an impact: changes in economic conditions; movements in interest rates and the stock markets; competitive pressures on product pricing and services; success and timing of business strategies; and the nature and extent of legislation and regulatory actions and reforms.

         The Company has three product segments: Variable Annuities, Fixed Annuities and Life Insurance. In addition, the Company reports corporate income and expenses, investments and related investment income supporting capital not specifically allocated to its product segments and interest expense on debt in a Corporate and Other segment.

         RESULTS OF OPERATIONS

         The Company reported net income of $70.2 million for third quarter 1997 compared with $47.9 million for the same period last year. For the first nine months of the year, net income was $197.3 million versus $166.1 million in the corresponding period of 1996.

         Total revenues for third quarter 1997, excluding realized gains and losses on investments, increased 12% to $561.2 million compared to $499.3 million for third quarter 1996. Year-to-date, revenues increased 11% to $1.64 billion compared to $1.48 billion a year ago. The increases in revenues were primarily driven by increases in policy charges and net investment income.

         Policy charges include asset fees, which are primarily earned from separate account assets generated from sales of variable annuities; administration fees, which include fees charged per contract on a variety of the Company's products and premium loads on universal life insurance products; surrender fees, which are charged as a percentage of assets withdrawn during a specified period (usually the first seven years) of annuity and certain life insurance contracts; and cost of insurance charges earned on universal life insurance products. For third quarter 1997, policy charges were $143.3 million, a 40% increase from $102.3 million in third quarter 1996. Through nine months of 1997, policy charges were $393.4 million, a 36% increase from $288.8 million for the first nine months of 1996. The increase in policy charges is due primarily to increases in separate account assets and the resulting higher levels of asset fees. Total separate account assets have increased 49% from $24.67 billion as of September 30, 1996 to $36.79 billion as of September 30, 1997.

         Net investment income includes the gross investment income earned on investments supporting fixed annuities and certain life insurance products as well as the yield on the Company's general account invested assets which are not allocated to product segments. Net investment income was $355.3 million and $1.05 billion, respectively, for the three and nine months ended September 30, 1997 compared to $339.9 million and $1.01 billion for the corresponding periods in 1996. Net investment income has increased primarily as a result of the increase in invested assets to support growth in fixed annuity policy reserves.

         Realized gains and losses on investments are not considered by the Company to be recurring components of earnings. The Company makes decisions concerning the sale of invested assets based on a variety of market, business, tax and other factors. All realized gains and losses are reported in the Corporate and Other segment. Net realized losses on investments were $4.8 million in third quarter 1997 compared to realized losses of $5.1 million in third quarter 1996. On a year-to date basis, the Company reported net realized gains of $4.3 million in both 1997 and 1996. Realized gains in 1997 include $14.4 million recognized when securities of $850.0 million were paid to Nationwide Corp. as a dividend on February 24, 1997. See note 2 to the unaudited consolidated financial statements. Also, during 1997, the Company recorded realized losses of $5.2 million and $11.0 million during the third and second quarter, respectively, related to the write-down of a single corporate bond investment due to deterioration in the credit quality of the issuer.

         Total benefits and expenses were $448.5 million and $1.34 billion, respectively, for the three and nine months ended September 30, 1997, compared with $423.3 million and $1.24 billion for the corresponding periods in 1996. The increases in expenses were attributable to increases in amortization of deferred policy acquisition costs (DAC) and other operating expenses.

         Amortization of DAC increased 70% from $25.7 million in third quarter 1996 to $43.7 million in third quarter 1997. Amortization of DAC in third quarter 1996 was reduced $14.8 million due to changes in estimates of expected future profits as a result of favorable investment and persistency experience. For the first nine months of 1997 amortization of DAC was $126.7 million, up 31% from $96.8 million in the first nine months of 1996. In addition to the $14.8 million reduction in 1996, the increase is principally related to increased business in the Variable Annuities segment.

         Operating expenses were $97.9 million in third quarter 1997, a 7% increase from third quarter 1996 operating expenses of $91.8 million. Operating expenses were up 19% to $286.0 million for the nine months ended September 30, 1997 from $239.9 million for the same period of 1996. The increase is primarily due to an increase in the number of annuity and life insurance contracts in-force and the related increase in administrative processing costs. In addition, operating expenses in third quarter 1997 include approximately $10 million on technology projects related to year 2000 and the development of a new policy administration system for the traditional life insurance line bringing year to date expenses on theses projects to approximately $30 million.

         Federal income tax expense was $37.7 million and $25.3 million, representing effective tax rates of 34.9% and 35.7% for third quarter 1997 and 1996, respectively. For the first nine months of 1997 and 1996 federal income tax expense was $106.9 million and $84.5 million, representing an effective tax rate of 35.1% in both periods.

         Discontinued operations include the results of (i) the three NLIC subsidiaries whose outstanding common stock, on September 24, 1996, was declared as a dividend to Nationwide Corp. and (ii) NLIC's accident and health and group life insurance business which was ceded to affiliates during the third quarter of 1996. NLIC did not recognize any gain or loss on the disposal of these subsidiaries or discontinuance of the accident and health and group life insurance business. Income from discontinued operations was $2.3 million and $9.6 million during the third quarter and for the first nine months of 1996, respectively. There was no income from discontinued operations in 1997 as a result of the transfer by the Company of the ownership of the three subsidiaries to Nationwide Corp. on January 1, 1997 and the reinsurance agreements.

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

         On March 10, 1997, and March 11, 1997, NFS made cash capital contributions to NLIC totaling $836.8 million.

         Because (i) the Special Dividends preceded the cash capital contributions, and (ii) the cash capital contributions were invested at lower yields than the yield on the investments used to fund the $850 Million Dividend, the aggregate effect of the Special Dividends and the cash capital contributions was approximately a $2.5 million reduction in net investment income for third quarter 1997 and a $10.6 million reduction in net investment income for the first nine months of 1997.

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

         Variable Annuities

         The Variable Annuities segment consists of annuity contracts that provide the customer with the opportunity to invest in mutual funds managed by independent investment managers and the Company, with investment returns accumulating on a tax-deferred basis. The Company's variable annuity products consist almost entirely of flexible premium deferred variable annuity contracts. The following table summarizes selected unaudited income statement data for the Company's Variable Annuities segment for the periods indicated.

              VARIABLE ANNUITIES SELECTED INCOME STATEMENT DATA (1)

                                                        Three months ended                    Nine months ended
                                                           September 30,                        September 30,

                                                 ----------------------------------   ----------------------------------
         (in millions of dollars)                   1997        1996       Change        1997        1996       Change
                                                 ----------- ------------ ---------   ----------- ------------ ---------
         Revenues:
           Policy charges                            $110.9      $75.8        46%         $297.1      $210.7       41%
           Net investment income and
             other income (2)                          (2.3)      (2.6)       12            (7.7)       (7.0)     (10)
                                                 ------------ ----------- ---------   ----------- ------------ ---------
                                                      108.6       73.2        48           289.4       203.7       42
                                                 ------------ ----------- ---------   ----------- ------------ ---------

         Benefits and expenses:
           Benefits and claims                          1.6        1.0        60             4.3         3.5       23
           Amortization of deferred policy
             acquisition costs                         25.1       10.2       146            64.6        38.9       66
           Other operating expenses                    41.9       32.1        31           116.3        94.3       23
                                                 ------------ ----------- ---------   ----------- ------------ ---------
                                                       68.6       43.3        58           185.2       136.7       35
                                                 ------------ ----------- ---------   ----------- ------------ ---------
         Operating income before federal
           income tax expense                       $  40.0      $29.9        34%         $104.2     $  67.0       56%
                                                 ============ =========== =========   =========== ============ =========

         ----------
         (1) Excludes the fixed option under the Company's variable annuity contracts which is reported in the Company's Fixed Annuities segment.

         (2) The Company's method of allocating net investment income results in a charge (negative net investment income) to this segment which is recognized in the Corporate and Other segment. The charge relates to non-invested assets which support this segment on a statutory basis.

         Variable annuity segment results reflected a sharp increase in policy charge revenues partially offset by increases in amortization of DAC and other operating expenses. The increase in policy charge revenues is attributable to growth in asset fees. Asset fees were $101.1 million in third quarter 1997 up 48% from $68.3 million in third quarter 1996. Year-to-date, assets fees were up 41% to $264.9 million compared to $187.9 million for the first nine months of 1996. Total policy charges as a percentage of policy reserves remained relatively stable around 140 basis points during the periods presented, reflecting no or minimal changes in the levels of policy charges for most variable annuity products.

         During third quarter 1997, variable annuity policy reserves increased $3.71 billion to $33.59 billion as of September 30, 1997. Variable annuity policy reserves have grown $9.31 billion since December 31, 1996. Compared to one year ago, policy reserves are up 51% or $11.33 billion. Variable annuity policy reserve growth is primarily the result of increased sales production through financial institutions, pension plan administrators and public sector markets and strong equity market conditions.

         During third quarter and for the first nine months of 1997, variable annuity policy reserves reflect market appreciation of $2.47 billion and $5.57 billion compared to market appreciation of $581.8 million and $1.71 billion in the same periods of 1996.

         Variable annuity sales increased 25% to $1.90 billion in third quarter 1997 compared to $1.52 billion in third quarter 1996. For the first nine months of 1997, variable annuity sales were $5.67 billion compared to $4.96 billion a year ago representing an increase of 14%.

         Sales comparisons for fourth quarter 1997 are expected to be favorable to the prior year for both variable annuities and fixed annuities and the Company anticipates total annuity sales for 1997 to approach $10 billion.

         The increase in DAC amortization in 1997 compared to a year ago is due to overall growth in the variable annuity business coupled with an $8.8 million reduction in third quarter 1996 DAC amortization due to changes in estimates of expected future profits as a result of favorable investment and persistency experience.

         The growth in operating expenses also reflects the overall growth in the variable annuity business. Operating expenses were 53 basis points and 60 basis points of average variable annuity policy reserves for third quarter 1997 and 1996, respectively. On a year-to-date basis, operating expenses were 54 basis points in 1997 compared to 64 basis points in 1996. During 1997, the Company has controlled operating expense growth while increasing productivity through investments in technology.

         Fixed Annuities

         The Fixed Annuities segment consists of annuity contracts that generate a return for the customer at a specified interest rate, fixed for a prescribed period, with returns accumulating on a tax-deferred basis. Such contracts consist of single premium deferred annuities, flexible premium deferred annuities and single premium immediate annuities. The Fixed Annuities segment also includes the fixed option under the Company's variable annuity contracts.

         The following table summarizes selected unaudited income statement data for the Company's Fixed Annuities segment for the periods indicated.

               FIXED ANNUITIES SELECTED INCOME STATEMENT DATA (1)

                                                        Three months ended                    Nine months ended
                                                           September 30,                        September 30,
                                                 ----------------------------------   ----------------------------------
         (in millions of dollars)                   1997        1996       Change        1997        1996       Change
                                                 ---------- ------------- ---------   ----------- ------------ ---------
         Revenues:
           Policy charges                          $   2.4     $   4.2       (43)%       $  11.1     $  13.3      (17)%
           Life insurance premiums                     7.1         5.0        42            23.1        20.5       13
           Net investment income                     276.9       263.6         5           819.2       783.8        5
                                                 ---------- ------------- ---------   ----------- ------------ ---------
                                                     286.4       272.8         5           853.4       817.6        4
                                                 ---------- ------------- ---------   ----------- ------------ ---------

         Benefits and expenses:
           Interest credited                         206.1       201.0         3           612.9       599.8        2
           Other benefits and claims                   5.5        17.5       (69)           19.2        31.5      (39)
           Amortization of deferred policy
             acquisition costs                         8.6         3.9       121            29.8        25.7       16
           Other operating expenses                   21.4        18.7        14            65.0        55.9       16
                                                 ---------- ------------- ---------   ----------- ------------ ---------
                                                     241.6       241.1         -           726.9       712.9        2
                                                 ---------- ------------- ---------   ----------- ------------ ---------
         Operating income before federal
           income tax expense                       $ 44.8      $ 31.7        41%         $126.5      $104.7       21%
                                                 ========== ============= =========   =========== ============ =========

         ----------

         (1) Includes the fixed option under the Company's variable annuity contracts.

         Fixed annuity segment results reflect an increase in interest spread income attributable to growth in fixed annuity policy reserves and wider interest margins. Interest spread is the differential between net investment income and interest credited on policyholder account balances. Interest spreads vary depending on crediting rates offered by competitors, performance of the investment portfolio, changes in market interest rates and other factors. The following table depicts the interest spread earned in the Fixed Annuities segment for the three and nine month periods ended September 30, 1997 and 1996.

                                                                   Three months ended           Nine months ended
                                                                     September 30,                September 30,
                                                               --------------------------- ----------------------------
                                                                   1997          1996          1997          1996
                                                               ------------- ------------- ------------- --------------
         Net investment income (average pre-tax yield)             8.20%         8.22%         8.18%         8.23%
         Interest credited (average crediting rates)               6.10          6.27          6.12          6.30
                                                               ------------- ------------- ------------- --------------
                                                                   2.10%         1.95%         2.06%         1.93%
                                                               ============= ============= ============= ==============

         For fourth quarter 1997 and into 1998, interest margins on individual annuities, which comprise 45% of fixed annuity policy reserves, are expected to narrow. This margin compression reflects the impact of first year bonus crediting rate programs and the maturity of certain investments yielding above current market rates. Interest margins on group annuities, which comprise 55% of fixed annuity policy reserves are expected to remain near 1997 levels.

         Fixed annuity policy reserves increased to $13.97 billion as of September 30, 1997 compared to $13.22 billion a year ago. The growth reflects increased fixed annuity sales in the financial institutions and public sector channels. Third quarter 1997 sales were up 74% to $570.1 million compared to $326.7 million in third quarter 1996. Year-to-date, fixed annuity sales were $1.54 billion in 1997 compared to $1.13 billion in 1996.

         Third quarter 1997 sales included $453.5 million in variable annuity contract premiums allocated to the fixed option, compared to $217.4 million for the third quarter of 1996. This increase reflects the impact of a 1.00% first-year bonus crediting rate on the BEST OF AMERICA - America's Vision product. This bonus rate was introduced in July 1997 and is planned to continue through November 1997. Through nine months of 1997, sales included $1.16 billion of premiums allocated to the fixed option under a variable contract, compared to $883.8 million in 1996.

         The decrease in other benefits and claims reflects a $13.0 million charge in the third quarter of 1996 related to reserve strengthening in the immediate annuity line due to changes in estimated profitability based on revised assumptions for mortality and reinvestment rates. Amortization of DAC reflects a reduction in third quarter 1996 of $6.0 million due to changes in estimates of expected future profits as a result of favorable investment spread and persistency experience. Higher operating expenses reflect growth in policies in-force.

         Life Insurance

         The Life Insurance segment consists of insurance products, including variable universal life insurance products, that provide a death benefit and may also allow the customer to build cash value on a tax-deferred basis. The following table summarizes selected unaudited income statement data for the Company's Life Insurance segment for the periods indicated.

                  LIFE INSURANCE SELECTED INCOME STATEMENT DATA

                                                        Three months ended                    Nine months ended
                                                           September 30,                        September 30,
                                                 ----------------------------------   ----------------------------------
         (in millions of dollars)                   1997        1996       Change        1997        1996       Change
                                                 ----------- ------------ ---------   ----------- ------------ ---------
         Revenues:
           Policy charges                          $  26.9     $  21.6        25%        $  77.1     $  62.7       23%
           Life insurance premiums                    43.1        42.2         2           132.8       129.8        2
           Net investment income                      48.4        43.4        12           138.9       130.0        7
           Other income                                0.2         0.1       100             0.4         0.3       33
                                                 ----------- ------------ ---------   ----------- ------------ ---------
                                                     118.6       107.3        11           349.2       322.8        8
                                                 ----------- ------------ ---------   ----------- ------------ ---------

         Benefits and expenses:
           Interest credited                          19.5        17.7        10            56.5        52.4        8
           Other benefits and claims                  34.7        33.1         5           110.8       105.6        5
           Policyholder dividends                      9.1         8.6         6            31.3        31.3        -
           Amortization of deferred policy
             acquisition costs                        10.0        11.6       (14)           32.3        32.2        -
           Other operating expenses                   24.4        19.9        23            66.7        55.2       21
                                                 ----------- ------------ ---------   ----------- ------------ ---------
                                                      97.7        90.9         7           297.6       276.7        8
                                                 ----------- ------------ ---------   ----------- ------------ ---------
         Operating income before federal
           income tax expense                      $  20.9     $  16.4        27%        $  51.6     $  46.1       12%
                                                 =========== ============ =========   =========== ============ =========

         Life Insurance segment results reflect revenue growth in the variable universal life insurance line driven by a steady increase in policy reserves partially offset by higher operating expenses associated with technology-related costs in the traditional life insurance lines. Variable universal life insurance policy charges were $14.8 million in third quarter 1997, an increase of $5.3 million compared to $9.5 million in third quarter 1996. For the nine months ended September 30, 1997 variable universal life insurance policy charges were $40.7 million compared to $26.6 million for the same period last year reflecting an increase of $14.1 million.

         Total Life Insurance segment policy reserves increased 15% to $3.28 billion at September 30, 1997 compared to $2.84 billion a year ago. Reserves underlying variable universal life insurance products represent $926.9 million, or 28% of total reserves as of September 30, 1997 compared to $562.6 million, or 20% of total reserves as of September 30, 1996. Total Life Insurance segment sales were $118.2 million and $384.4 million for the three and nine month periods ended September 30, 1997 compared to $99.2 million and $296.3 million for the same periods a year ago. Sales of variable universal life insurance products totaled $204.2 million or 53% of year-to-date 1997 sales compared to $111.8 million or 38% of sales during the first nine months of 1996 demonstrating the Company's focus on variable products. Included in year-to-date 1997 variable universal life insurance sales of $204.2 million were $50.0 million of bank-owned life insurance sales. As of September 30, 1997, $96.0 million of bank-owned life insurance premium was pending. The related policies are expected to be issued during fourth quarter 1997.

         Corporate and Other

         The following table summarizes selected unaudited income statement data for the Company's Corporate and Other segment for the periods indicated.

               CORPORATE AND OTHER SELECTED INCOME STATEMENT DATA

                                                        Three months ended                    Nine months ended
                                                           September 30,                        September 30,
                                                 ----------------------------------   ----------------------------------
         (in millions of dollars)                   1997        1996       Change        1997        1996       Change
                                                 ----------- ------------ ---------   ----------- ------------ ---------
         Revenues:
           Net investment income                     $36.7       $38.6        (5)%        $109.2      $111.8       (2)%
           Other income                               10.9         7.4        47            33.9        21.3       59
                                                 ----------- ------------ ---------   ----------- ------------ ---------
                                                      47.6        46.0         3           143.1       133.1        8
                                                 ----------- ------------ ---------   ----------- ------------ ---------

         Benefits and expenses:
           Interest credited                          30.4        26.9        13            87.5        80.7        8
           Other benefits and claims                   -           -           -             -          (1.0)      NM
           Other operating expenses                   10.2        21.1       (52)           38.0        34.5       10
                                                 ----------- ------------ ---------   ----------- ------------ ---------
                                                      40.6        48.0       (15)          125.5       114.2       10
                                                 ----------- ------------ ---------   ----------- ------------ ---------
         Operating income before federal
           income tax expense                        $ 7.0      $ (2.0)       NM          $ 17.6     $  18.9       (7)%
                                                 =========== ============ =========   =========== ============ =========

         ----------
         NM - Not meaningful.

         Revenues in the Corporate and Other segment consist of net investment income on invested assets not allocated to the three product segments, investment management fees and other revenues earned from Nationwide mutual funds other than the portion allocated to the Variable Annuities and Life Insurance segments and net investment income and policy charges from group annuity contracts issued to Nationwide Insurance Enterprise employee and agent benefit plans.

         In addition to the operating revenues presented in the table above, the Company also reports realized gains and losses on investments in the Corporate and Other segment. Net realized losses on investments were $4.8 million in third quarter 1997 compared to realized losses of $5.1 million in third quarter 1996. On a year-to date basis, the Company reported net realized gains of $4.3 million in both 1997 and 1996. Realized gains in 1997 include $14.4 million recognized when securities of $850.0 million were paid to Nationwide Corp. as a dividend on February 24, 1997. See note 2 to the unaudited consolidated financial statements. Also, during 1997, the Company recorded realized losses of $5.2 million and $11.0 million during the third and second quarter, respectively, related to the write-down of a single corporate bond investment due to deterioration in the credit quality of the issuer.

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

         None.

ITEM 6   EXHIBITS AND REPORTS ON FORM 8-K

         (a)  Exhibits:

              27   Financial Data Schedule (electronic filing only)

         (b) Reports on Form 8-K:

              No reports on Form 8-K were filed during the three month period ended September 30, 1997.

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

                                             NATIONWIDE LIFE INSURANCE COMPANY
                                             ---------------------------------
                                                        (Registrant)



Date: November 13, 1997            /s/ Mark R. Thresher
                                   ---------------------------------------------
                                   Mark R. Thresher, Vice President - Controller
                                                      (Chief Accounting Officer)