Form 10-K
period 1997-12-31
NATIONWIDE LIFE INSURANCE CO
filed 1998-03-31
CIK 205695

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                      ------------------------------------

                                    FORM 10-K

                  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

 FOR THE FISCAL YEAR ENDED DECEMBER 31, 1997                               COMMISSION FILE NO. 2-28596

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

                                 YES X       NO
                                  ------     -------


  ALL VOTING STOCK WAS HELD BY AFFILIATES OF THE REGISTRANT ON MARCH 20, 1998.


   COMMON STOCK - 3,814,779 SHARES ISSUED AND OUTSTANDING AS OF MARCH 20, 1998
         (Title of Class)


  THE REGISTRANT MEETS THE CONDITIONS SET FORTH IN GENERAL INSTRUCTION I(1)(a)
    AND (b) OF FORM 10-K AND IS THEREFORE FILING THIS FORM WITH THE REDUCED
                               DISCLOSURE FORMAT.

                                     PART I

ITEM 1        BUSINESS
------        --------

              ORGANIZATION

              Nationwide Life Insurance Company (NLIC) was incorporated in 1929 and is an Ohio stock legal reserve life insurance company. NLIC offers a variety of forms of variable annuities, fixed annuities and life insurance on a participating and a non-participating basis.

              Prior to January 27, 1997, NLIC was wholly owned by Nationwide Corporation (Nationwide Corp.). On that date, Nationwide Corp. contributed the outstanding shares of NLIC's common stock to Nationwide Financial Services, Inc. (NFS), a holding company formed by Nationwide Corp. in November 1996 for NLIC and other companies within the Nationwide Insurance Enterprise that offer or distribute long-term savings and retirement products. On March 11, 1997, NFS completed an initial public offering of its Class A common stock.

              During 1996 and 1997, Nationwide Corp. and NFS completed certain transactions in anticipation of the initial public offering that focused the business of NFS on long-term savings and retirement products. On September 24, 1996, NLIC declared a dividend payable to Nationwide Corp. on January 1, 1997 consisting of the outstanding shares of common stock of certain subsidiaries that do not offer or distribute long-term savings and retirement products. In addition, during 1996, NLIC entered into two reinsurance agreements whereby all of NLIC's accident and health and group life insurance business was ceded to two affiliates effective January 1, 1996. These subsidiaries, Employers Life Insurance Company of Wausau (ELICW), National Casualty Company (NCC) and West Coast Life Insurance Company (WCLIC), through December 31, 1996, and all accident and health and group life insurance business have been accounted for as discontinued operations. Additionally, NLIC paid $900.0 million of dividends, $50.0 million to Nationwide Corp. on December 31, 1996 and $850.0 million to NFS, which then made an equivalent dividend to Nationwide Corp., on February 24, 1997.

              NFS contributed $836.8 million to the capital of NLIC during March 1997.

              Wholly owned subsidiaries of NLIC as of December 31, 1997 include Nationwide Life and Annuity Insurance Company (NLAIC), Nationwide Advisory Services, Inc. (NAS), Nationwide Investment Services Corporation (NISC) and NWE, Inc. (NWE). NLIC and its subsidiaries are collectively referred to as "the Company."

              The Company is a member of the Nationwide Insurance Enterprise, which consists of Nationwide Mutual Insurance Company (NMIC) and all of its subsidiaries and affiliates.

              NLAIC offers universal life insurance, variable universal life insurance and individual annuity contracts on a non-participating basis. NAS is a registered broker-dealer providing investment management and administration services. NISC, contributed by Nationwide Corp. on April 5, 1996, is a registered broker-dealer doing business solely in the deferred compensation market. NWE was formed by NLIC to hold special investments.

              The Company is a leading provider of long-term savings and retirement products. The Company offers variable annuities, fixed annuities and life insurance as well as mutual funds and pension products and administrative services. By developing and offering a wide variety of products, the Company believes that it has positioned itself to compete effectively in various stock market and interest rate environments. The Company markets its products through a broad spectrum of wholesale and retail distribution channels, including financial planners, pension plan administrators, securities firms, banks and Nationwide Insurance Enterprise insurance agents.

              The Company is one of the leaders in the development and sale of variable annuities. For the year ended December 31, 1997, the Company was the third largest writer of individual variable annuity contracts in the United States (U.S.) based on sales, according to The Variable Annuity Research & Data Service. Its principal annuity series, The BEST of AMERICA, allows the customer to choose from up to 39 investment options, including mutual funds managed by premier mutual fund managers.

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

              BUSINESS SEGMENTS

              The Company has three product segments: Variable Annuities, Fixed Annuities and Life Insurance. In addition, the Company reports corporate revenues and expenses, investments and related investment income supporting capital not specifically allocated to its product segments, revenues and expenses of its investment advisor subsidiary (other than the portion allocated to the Variable Annuities and Life Insurance segments) and revenues and expenses related to group annuity contracts sold to Nationwide Insurance Enterprise employee benefits plans in a Corporate and Other segment.

              The Variable Annuities segment, which accounted for $150.9 million (or 36%) of the Company's operating income before federal income tax expense for 1997, consists of annuity contracts that provide the customer with the opportunity to invest in mutual funds managed by independent investment managers and the Company, with investment returns accumulating on a tax-deferred basis.

              The Fixed Annuities segment, which accounted for $169.5 million (or 40%) of the Company's operating income before federal income tax expense for 1997, consists of annuity contracts that generate a return for the customer at a specified interest rate, fixed for a prescribed period, with returns accumulating on a tax-deferred basis. Such contracts consist of single premium deferred annuities, flexible premium deferred annuities and single premium immediate annuities. The Fixed Annuities segment also includes the fixed option under the Company's variable annuity contracts, which accounted for 78% of the Company's fixed annuity sales in 1997 and 73% of the Company's fixed annuity policy reserves as of December 31, 1997. During 1997, the average crediting rates on contracts (including the fixed option under the Company's variable annuity contracts) in the Fixed Annuities segment was 6.12%. Substantially all of the Company's crediting rates on its fixed annuity contracts are guaranteed for a period not exceeding 15 months.

              The Life Insurance segment, which accounted for $70.9 million (or 17%) of the Company's operating income before federal income tax expense for 1997, is composed of a wide range of variable universal life insurance, whole life insurance, universal life insurance, term life insurance and corporate-owned life insurance products that provide a death benefit and may also allow the customer to build cash value on a tax-deferred basis.

              The Corporate and Other segment accounted for $27.5 million (or 7%) of the Company's operating income (which excludes realized gains and losses on investments) before federal income tax expense for 1997.

              Additional information related to the Company's business segments is included in Note 14 to the consolidated financial statements and Financial Statement Schedule III.

              RATINGS

              Ratings with respect to claims-paying ability and financial strength have become an increasingly important factor in establishing the competitive position of insurance companies. Ratings are important to maintaining public confidence in the Company and its ability to market its annuity and life insurance products. Rating organizations continually review the financial performance and condition of insurers, including the Company. Any lowering of the Company's ratings could have a material adverse effect on the Company's ability to market its products and could increase the surrender of the Company's annuity products. Both of these consequences could, depending upon the extent thereof, have a material adverse effect on the Company's liquidity and, under certain circumstances, net income. NLIC is rated "A+" (Superior) by A.M. Best Company, Inc. and its claims-paying ability is rated "Aa2" (Excellent) by Moody's Investor Services, Inc. and "AA+" (Excellent) by Standard & Poor's Corporation.

              The foregoing ratings reflect each rating agency's opinion of NLIC's financial strength, operating performance and ability to meet its obligations to policyholders and are not evaluations directed toward the protection of investors. Such factors are of concern to policyholders, agents and intermediaries.

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

              REGULATION

              NLIC and NLAIC, as with other insurance companies, are subject to extensive regulation and supervision in the jurisdictions in which they do business. Such regulations limit the amount of dividends and other payments that can be paid by insurance companies without prior approval and impose restrictions on the amount and type of investments insurance companies may hold. These regulations also affect many other aspects of insurance companies businesses, including licensing of insurers and their products and agents, risk-based capital requirements and the type and amount of required asset valuation reserve accounts. These regulations are primarily intended to protect policyholders rather than shareholders. The Company can not predict the effect that any proposed or future legislation may have on the financial condition or results of operations of the Company.

              Insurance companies are required to file detailed annual and quarterly financial statements with state insurance regulators in each of the states in which they do business, and their business and accounts are subject to examination by such agencies at any time. In addition, insurance regulators periodically examine an insurer's financial condition, adherence to statutory accounting practices and compliance with insurance department rules and regulations. Applicable state insurance laws, rather than federal bankruptcy laws, apply to the liquidation or the restructuring of insurance companies.

              As part of their routine regulatory oversight process, state insurance departments conduct detailed examinations periodically (generally once every three to four years) of the books, records and accounts of insurance companies domiciled in their states. Such examinations are generally conducted in cooperation with the departments of two or three other states under guidelines promulgated by the National Association of Insurance Commissioners
              (NAIC). The insurance subsidiaries are currently under examination by the Ohio and Delaware insurance departments for the four-year period ended December 31, 1996. While final reports of these examinations have not yet been issued, management does not expect such reports to raise any significant issues or adjustments.

              The payment of dividends by NLIC is subject to restrictions set forth in the insurance laws and regulations of Ohio, its domiciliary state. The Ohio insurance laws require Ohio-domiciled life insurance companies to seek prior regulatory approval to pay a dividend or distribution of cash or other property if the fair market value thereof, together with that of other dividends or distributions made in the preceding 12 months, exceeds the greater of (i) 10% of statutory-basis policyholders' surplus as of the prior December 31 or (ii) the statutory-basis net income of the insurer for the 12-month period ending as of the prior December
              31. The Ohio insurance laws also require insurers to seek prior regulatory approval for any dividend paid from other than earned surplus. Earned surplus is defined under the Ohio insurance laws as the amount equal to the Company's unassigned funds as set forth in its most recent statutory financial statements, including net unrealized capital gains and losses or revaluation of assets. Additionally, following any dividend, an insurer's policyholder surplus must be reasonable in relation to the insurer's outstanding liabilities and adequate for its financial needs. As a result of the $850.0 million dividend paid on February 24, 1997, any dividend paid by NLIC during the 12-month period immediately following the dividend would be an extraordinary dividend under Ohio insurance laws. Accordingly, no such dividend could be paid without prior regulatory approval. The payment of dividends by NLIC may also be subject to restrictions set forth in the insurance laws of New York that limit the amount of statutory profits on NLIC's participating policies (measured before dividends to policyholders) that can inure to the benefit of the Company and its stockholders. The Company currently does not expect such regulatory requirements to impair its ability to pay operating expenses and dividends in the future.

              EMPLOYEES

              As of December 31, 1997, the Company had approximately 3,250 employees. None of the employees of the Company are covered by a collective bargaining agreement and the Company believes that its employee relations are satisfactory.


ITEM 2        PROPERTIES
------        ----------

              The Company's principal executive offices are located in Columbus, Ohio. The Company leases its home office complex, consisting of approximately 430,000 square feet, from NMIC and its subsidiaries at One Nationwide Plaza, Two Nationwide Plaza and Three Nationwide Plaza, Columbus, Ohio. The Company believes that its present facilities are adequate for the anticipated needs of the Company.


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

              In February 1997, NLIC was named as a defendant in a lawsuit filed in New York Supreme Court also related to the sale of whole life policies on a "vanishing premium" basis (John H. Snyder v. Nationwide Mutual Insurance Company, Nationwide Mutual Insurance Co. and Nationwide Life Insurance Co.). The plaintiff in such lawsuit seeks to represent a national class of NLIC policyholders and claims unspecified compensatory and punitive damages. This lawsuit has not been certified as a class action. On April 22, 1997, a motion to dismiss the Snyder complaint in its entirety was filed by the defendants, and the plaintiff has opposed such motion.

              In November 1997, two plaintiffs, one who was the owner of a variable life insurance contract and the other who was the owner of a variable annuity contract, commenced action against NLIC and the American Century group of defendants (Robert Young and David Distad v. Nationwide Life Insurance Company et al.). In this action, plaintiffs seek to represent a class of variable life insurance contract owners and variable annuity contract owners whom they claim were allegedly misled when purchasing these variable contracts into believing that some portion of their premiums were invested in a publicly traded mutual fund when, in fact, the premium monies were invested in a mutual fund whose shares may only be purchased by insurance companies. The complaint seeks unspecified compensatory, treble and punitive damages. In January 1998, both NLIC and American Century filed motions to dismiss the entire complaint. Plaintiffs' counsel opposed these motions and the federal court in Texas will hear arguments on the motions to dismiss on April 1, 1998. This lawsuit is in an early stage and has not been certified as a class action. NLIC intends to defend this case vigorously.

              There can be no assurance that any litigation relating to pricing and sales practices will not have a material adverse effect on the Company in the future.


ITEM 4        SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
------        ---------------------------------------------------

              Omitted due to reduced disclosure format.


                                     PART II

ITEM 5        MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED SHAREHOLDER
------        ------------------------------------------------------------
              MATTERS
              -------

              There is no established public trading market for the NLIC's shares of common stock. All of the 3,814,779 shares of NLIC's common stock issued and outstanding are owned by NFS.

              NLIC paid no cash dividends during 1997 and $50.0 million to Nationwide Corp. during 1996.

              On January 1, 1997, NLIC paid a dividend valued at $485.7 million to Nationwide Corp. consisting of the outstanding shares of common stock of ELICW, NCC and WCLIC. Also, on February 24, 1997, NLIC paid a dividend to NFS, and NFS paid an equivalent dividend to Nationwide Corp., consisting of securities having an aggregate fair value of $850.0 million. The dividend payments were approved by the Department of Insurance of the State of Ohio.

              NLIC currently does not have a formal dividend policy. Management of NLIC currently does not anticipate making dividend payments during 1998.

              Reference is made to note 10 of the consolidated financial statements for information regarding dividend restrictions.

ITEM 6        SELECTED CONSOLIDATED FINANCIAL DATA
------        ------------------------------------

              Omitted due to reduced disclosure format.


ITEM 7        MANAGEMENT'S NARRATIVE ANALYSIS OF THE RESULTS OF OPERATIONS
------        ------------------------------------------------------------

              INTRODUCTION

              Management's narrative analysis of the results of operations of NLIC and subsidiaries for the three years ended December 31, 1997 follows. This discussion should be read in conjunction with the consolidated financial statements and related notes included elsewhere in this report.

              Management's narrative analysis contains forward-looking statements that are intended to enhance the reader's ability to assess the future financial performance of the Company. These forward-looking statements are not based on historical information and are being made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Forward-looking statements include, but are not limited to, statements which represent the Company's beliefs concerning future levels of sales and redemptions of the Company's products, investment yields and interest spread, or the earnings or profitability of the Company's activities. Because these statements are subject to numerous assumptions, risks, and uncertainties, actual results could be materially different. The following factors, among others, may have such an impact: changes in economic conditions; movements in interest rates and the stock markets; competitive pressures on product pricing and services; success and timing of business strategies; and the nature and extent of legislation and regulatory actions and reforms. Readers are directed to consider these and the other risks and uncertainties described in more detail elsewhere in documents filed by the Company with the Securities and Exchange Commission. The Company undertakes no obligation to update or revise any forward-looking information, whether as a result of new information, future events, or otherwise.

              RESULTS OF OPERATIONS

              In addition to net income, the Company reports net operating income, which excludes realized investment gains and losses and results of discontinued operations. Net operating income is commonly used in the insurance industry as a measure of on-going earnings performance.

              The following table reconciles the Company's reported net income to net operating income for each of the last three years.

                 (in millions of dollars)                             1997        1996        1995
                                                                    -------     -------     -------

                 Net income                                         $ 279.7     $ 215.9     $ 212.5
                 Realized gains on investments, net of tax             (7.9)       (1.0)       (0.1)
                 Income from discontinued operations, net of tax          -       (11.3)      (24.7)
                                                                    =======     =======     =======
                   Net operating income                             $ 271.8     $ 203.6     $ 187.7
                                                                    =======     =======     =======

              Revenues

              Total revenues for 1997, excluding realized gains and losses on investments, increased to $2.21 billion compared to $1.99 billion for 1996 and $1.80 billion for 1995. Increases in policy charges and net investment income accounted for most of the growth.

              Policy charges include asset fees, which are primarily earned from separate account assets generated from sales of variable annuities; administration fees, which include fees charged per contract on a variety of the Company's products and premium loads on universal life insurance products; surrender fees, which are charged as a percentage of premiums withdrawn during a specified period of annuity and certain life insurance contracts; and cost of insurance charges earned on universal life insurance products. Policy charges for each of the last three years were as follows:

                 (in millions of dollars)        1997       1996       1995
                                              -------    -------    -------

                 Asset fees                   $ 384.8    $ 275.5    $ 184.8
                 Administrative fees             59.5       50.1       40.7
                 Surrender fees                  32.4       22.1       17.3
                 Cost of insurance charges       68.5       53.2       43.8
                                              -------    -------    -------
                   Total policy charges       $ 545.2    $ 400.9    $ 286.6
                                              =======    =======    =======

              The growth in asset fees reflects increases in total separate account assets of 40% in 1997 and 45% in 1996. As of year end, total separate account assets were $37.72 billion.

              Net investment income includes the gross investment income earned on investments supporting fixed annuities and certain life insurance products as well as the yield on the Company's general account invested assets which are not allocated to product segments. Net investment income grew from $1.29 billion and $1.36 billion in 1995 and 1996, respectively, to $1.41 billion in 1997 primarily due to increased invested assets to support growth in fixed annuity policy reserves. Fixed annuity policy reserves, which include the fixed option of the Company's variable annuity products, increased $727.8 million in 1996 and $682.4 million in 1997 and were $14.19 billion as of year end 1997. The increase in net investment income due to growth in invested assets was partially offset by declining investment yields in 1997 and 1996 due to lower market interest rates.

              Realized gains and losses on investments are not considered by the Company to be recurring components of earnings and are reported in the Corporate and Other segment. The Company makes decisions concerning the sale of invested assets based on a variety of market, business, tax and other factors. Net realized gains on investments were $11.1 million in 1997 compared to realized losses of $0.3 million and $1.7 million in 1996 and 1995, respectively. Realized gains in 1997 include $14.4 million recognized when securities of $850.0 million were paid to NFS, which subsequently paid to Nationwide Corp., as a dividend on February 24, 1997 as a part of certain transactions that were completed in anticipation of NFS' initial public offering. Also, during 1997, the Company recorded a realized loss of $16.2 million related to the sale of a single corporate bond investment that had deteriorated due to the credit quality of the issuer.

              Benefits and Expenses

              Interest credited to policyholder account balances totaled $1.02 billion in 1997 compared to $982.3 million in 1996 and $950.3 million in 1995 and principally relates to fixed annuity products. The growth in interest credited reflects the increase in fixed annuity policy reserves previously discussed partially offset by reduced average crediting rates. The average crediting rate on fixed annuity policy reserves was 6.12% in 1997 compared to 6.30% and 6.58% in 1996 and 1995, respectively.

              Amortization of deferred policy acquisition costs (DAC) increased to $167.2 million in 1997 compared to $133.4 million in 1996 and $82.7 million in 1995. The increase is principally related to increased business in the Variable Annuities segment.

              Operating expenses were $384.9 million in 1997, a 12% increase from 1996 operating expenses of $342.4 million. Operating expenses were $273.0 million in 1995. The increase reflects the growth in the number of annuity and life insurance contracts in-force and the related increase in administrative processing costs. Increased operating expenses in 1997 also reflect the cost of certain technology initiatives.

              The Company has developed a plan to address issues related to the Year 2000. The problem relates to many existing computer programs using only two digits to identify a year in the date field. These programs were designed and developed without considering the impact of the upcoming change in the century. If not corrected, many computer applications could fail or create erroneous results by or at the Year 2000. The Company has been evaluating its exposure to the Year 2000 issue through a review of all of its operating systems as well as dependencies on the systems of others since 1996. The Company expects all system changes and replacements needed to achieve Year 2000 compliance to be completed by the end of 1998. Compliance testing will be completed in the first quarter of 1999. The Company charges to expense all costs associated with these system changes as the costs are incurred.

              Operating expenses in 1997 include approximately $45 million on technology projects, which includes costs related to Year 2000 and the development of a new policy administration system for traditional life insurance products and other system enhancements. The Company anticipates spending a comparable amount in 1998 on technology projects, including Year 2000 initiatives.

              Federal income tax expense was $150.2 million representing an effective tax rate of 34.9% for 1997. Federal income tax expense in 1996 and 1995 was $110.9 million and $99.8 million, respectively, representing effective rates of 35.2% and 34.7%.

              Discontinued Operations

              Discontinued operations include the results of (i) the three NLIC subsidiaries whose outstanding common stock, on September 24, 1996, was declared as a dividend payable to Nationwide Corp. on January 1, 1997 and (ii) NLIC's accident and health and group life insurance business which was ceded to affiliates effective January 1, 1996. The Company entered into these transactions in 1996 in order to focus its business on long-term savings and retirement products. The transactions are described in note 15 of the consolidated financial statements. The Company did not recognize any gain or loss on the disposal of these subsidiaries or discontinuance of the accident and health and group life insurance business. Income from discontinued operations was $11.3 million in 1996 and $24.7 million in 1995. There was no income from discontinued operations in 1997.

              Statutory Premiums and Deposits

              The Company sells its products through a broad distribution network comprised of wholesale and retail distribution channels. Wholesale distributors are unaffiliated entities that sell the Company's products to their own customer base and include investment broker/dealers, pension plan administrators and financial institutions. The Company has access to over 1,000 broker/dealers and over 30,000 registered representatives who sell individual and group variable annuities, fixed annuities and variable life insurance in all 50 states and the District of Columbia. Over 250 regional pension plan administrators market the Company's group variable and fixed annuities to employers sponsoring employee retirement programs. The Company currently has relationships with over 180 banks selling individual variable and fixed annuities (under the Company's brand name and on a private-label basis), variable universal life insurance and group pension products.

              Retail distributors are representatives of the Company who market products directly to a customer base identified by the Company and include representatives of affiliated sales companies and Nationwide Insurance Enterprise insurance agents. The Company markets products on a retail basis to state and local governments and to teachers through affiliated sales companies. Approximately 4,300 licensed Nationwide Insurance Enterprise insurance agents sell life insurance and individual annuities primarily targeting holders of personal automobile and homeowners' insurance policies issued by the Nationwide Insurance Enterprise.

              Statutory premiums and deposits by distribution channel for each of the last three years are summarized as follows:

                                                               1997                       1996                       1995
                                                      ----------------------     ----------------------     ----------------------
                 (in millions of dollars)              Amount           %         Amount          %          Amount          %
                                                      ---------     --------     ---------    ---------     ---------    ---------
                 Wholesale channels:
                   Investment dealers                 $ 3,894.1         37.7%    $ 3,627.8         42.5%    $ 2,835.4         42.8%
                   Pension market                       2,325.0         22.5       1,911.6         22.4       1,573.7         23.8
                   Financial institutions               1,653.2         16.0         947.2         11.1         515.4          7.8
                                                      ---------     --------     ---------    ---------     ---------    ---------
                     Total wholesale channels           7,872.3         76.2       6,486.6         76.0       4,924.5         74.4
                 Retail channels:
                   Public sector and teachers market    1,862.1         18.0       1,528.0         17.9       1,244.9         18.8
                   Nationwide agents                      602.7          5.8         525.5          6.1         446.5          6.8
                                                      ---------     --------     ---------    ---------     ---------    ---------
                     Total retail channels              2,464.8         23.8       2,053.5         24.0       1,691.4         25.6
                                                      ---------     --------     ---------    ---------     ---------    ---------
                 Total external premiums and
                   deposits                            10,337.1        100.0%      8,540.1        100.0%      6,615.9        100.0%
                                                      =========     ========     =========    =========     =========    =========
                 Nationwide Insurance Enterprise
                   employee and agent benefit plans       174.9                      502.5                      182.1
                                                      ---------                  ---------                  ---------
                 Total statutory premiums
                   and deposits                       $10,512.0                  $ 9,042.6                  $ 6,798.0
                                                      =========                  =========                  =========

              Excluding Nationwide Insurance Enterprise benefit plan sales, the Company achieved annual sales growth of 21%, 29%, and 21% in 1997, 1996 and 1995, respectively. The Company's goal is 20% annual growth in external sales and management believes the Company is well positioned to achieve that goal in 1998.

              The Company's flagship products are marketed under The BEST of AMERICA brand, and include individual and group variable annuities and variable life insurance. The BEST of AMERICA products allow customers to choose from among investment options managed by premier mutual fund managers. The Company has also developed private label variable and fixed annuity products in conjunction with other financial services providers which allow those providers to sell individual variable and fixed annuities with substantially the same features as the Company's brand name products to their own customer bases under their own brand name.

              The Company also markets group deferred compensation retirement plans to employees of state and local governments for use under Internal Revenue Code (IRC) Section 457. The Company utilizes its sponsorship by the National Association of Counties and The United States Conference of Mayors when marketing IRC Section 457 products. In addition, the Company utilizes an exclusive arrangement with the National Education Association (NEA) to market tax-qualified annuities under IRC 403(b) to NEA members. Variable annuities developed for the NEA members are sold under the NEA Valuebuilder brand.

              External statutory premiums and deposits by product are as follows:


                 (in millions of dollars)              1997          1996          1995
                                                    ----------    ----------    ----------

                 The BEST of AMERICA products:
                   Individual variable annuities    $  4,269.7    $  3,801.5    $  2,740.6
                   Group variable annuities            2,220.5       1,807.1       1,457.6
                   Variable universal life               220.3         165.4         101.3
                 Private label annuities               1,006.3         625.9         389.7
                 IRC Section 457 annuities             1,715.7       1,425.8       1,191.1
                 The NEA Valuebuilder annuities          145.5         102.2          53.8
                 Other                                   759.1         612.2         681.8
                                                    ----------    ----------    ----------
                                                    $ 10,337.1    $  8,540.1    $  6,615.9
                                                    ==========    ==========    ==========

              BUSINESS SEGMENTS

              The Company has three product segments: Variable Annuities, Fixed Annuities and Life Insurance. In addition, the Company reports corporate income and expenses, investments and related investment income supporting capital not specifically allocated to its product segments, revenues and expenses of its investment advisor subsidiary (other than the portion allocated to the Variable Annuities and Life Insurance segments) and revenues and expenses related to group annuity contracts sold to Nationwide Insurance Enterprise employee benefit plans in a Corporate and Other segment. All information set forth below relating to the Company's Variable Annuities segment excludes the fixed option under the Company's variable annuity contracts. Such information is included in the Company's Fixed Annuities segment.

              The following table summarizes operating income before federal income tax expense for the Company's business segments for each of the last three years.

                 (in millions of dollars)          1997          1996          1995
                                             ----------    ----------    ----------

                 Operating income:
                   Variable annuity          $    150.9    $     90.3    $     50.8
                   Fixed annuity                  169.5         135.4         137.0
                   Life insurance                  70.9          67.2          67.6
                   Corporate and other             27.5          22.9          33.9
                                             ----------    ----------    ----------
                                             $    418.8    $    315.8    $    289.3
                                             ==========    ==========    ==========

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

              The following table summarizes certain selected financial data for the Company's Variable Annuities segment for the years indicated.

                 (in millions of dollars)                                   1997            1996            1995
                                                                        ----------      ----------      ----------

                 INCOME STATEMENT DATA (1)
                 Revenues:
                   Asset fees                                           $    370.2      $    261.8      $    172.8
                   Administrative fees                                        21.8            18.1            14.0
                   Surrender fees                                             21.9            13.6            10.0
                                                                        ----------      ----------      ----------
                     Total policy charges                                    413.9           293.5           196.8
                   Net investment income and other (2)                        (9.9)           (8.9)           (7.8)
                                                                        ----------      ----------      ----------
                                                                             404.0           284.6           189.0
                                                                        ----------      ----------      ----------
                 Benefits and expenses:
                   Benefits and claims                                         5.9             4.6             2.9
                   Amortization of DAC                                        87.8            57.4            26.3
                   Other operating expenses                                  159.4           132.3           109.0
                                                                        ----------      ----------      ----------
                                                                             253.1           194.3           138.2
                                                                        ==========      ==========      ==========
                 Operating income before federal income tax expense     $    150.9      $     90.3      $     50.8
                                                                        ==========      ==========      ==========

                 OTHER DATA (1)
                 Statutory premiums and deposits (3)                    $  7,535.8      $  6,500.3      $  4,399.3
                 Withdrawals                                               2,683.3         1,697.4         1,071.6
                 Policy reserves as of year end                         $ 34,486.7      $ 24,278.1      $ 16,761.8
                 Ratio of policy charges to average policy reserves           1.41%           1.43%           1.44%
                 Pre-tax operating income to average policy reserves          0.51%           0.44%           0.37%

               ----------

               (1)  Excludes the fixed option under the Company's variable annuity contracts which is reported in the Company's Fixed Annuities segment.
               (2)  The Company's method of allocating net investment income results in a charge (negative net investment income) to this segment which is recognized in the Corporate and Other segment. The charge relates to non-invested assets which support this segment on a statutory basis.
               (3)  Statutory data have been derived from the Annual Statements of NLIC and NLAIC, as filed with insurance regulatory authorities and prepared in accordance with statutory accounting practices.

              Variable annuity segment results reflect a sharp increase in policy charge revenues partially offset by increases in amortization of DAC and other operating expenses. The increase in policy charge revenues is attributable to growth in asset fees. Asset fees were $370.2 million in 1997 up 41% from $261.8 million in 1996 and totaled $172.8 million in 1995. The increase in assets fees reflects substantial growth in policy reserve levels as a result of steady premium growth and through market appreciation on investments underlying reserves. Variable annuity policy reserves grew $10.21 billion during 1997 reaching $34.49 billion as of year end 1997 compared to growth in 1996 of $7.52 billion and year end 1996 reserves of $24.28 billion. Total policy charges as a percentage of policy reserves remained relatively stable between 141 and 144 basis points during the last three years presented, reflecting no or minimal changes in the levels of policy charges for most variable annuity products.

              The Company has sustained high sales growth over the recent three year period through deeper penetration of existing distribution channels and the addition of new sales outlets. In addition, variable annuity sales reflect growing consumer demand for equity-based retirement savings investments, coupled with a robust stock market and lower interest rates. Significant increases in production through financial institutions, pension plan administrators and public sector markets have contributed strongly to the growth in variable annuity sales in 1997, when sales increased 16% to a record $7.54 billion compared to $6.50 billion in 1996. Variable annuity sales in 1996 represented a 48% increase over 1995 sales of $4.40 billion.

              Favorable equity market conditions over the past three years have also contributed significantly to the growth in variable annuity policy reserves. Variable annuity policy reserves reflect market appreciation of $5.21 billion, $2.72 billion and $2.93 billion in 1997, 1996 and 1995, respectively.

              The increase in amortization of DAC in 1997 compared to 1996 and 1995 is due to overall growth in the variable annuity business.

              The growth in operating expenses also reflects the overall growth in the variable annuity business. Operating expenses were 54 basis points of average variable annuity policy reserves for 1997 comparing favorably to 64 basis points and 80 basis points for 1996 and 1995, respectively. The Company has controlled operating expense growth by increasing productivity through investments in technology and economies of scale.

              Fixed Annuities

              The Fixed Annuities segment consists of annuity contracts that generate a return for the customer at a specified interest rate, fixed for a prescribed period, with returns accumulating on a tax-deferred basis. Such contracts consist of single premium deferred annuities, flexible premium deferred annuities and single premium immediate annuities. The Fixed Annuities segment includes the fixed option under the Company's variable annuity contracts.

              The following table summarizes certain selected financial data for the Company's Fixed Annuities segment for the years indicated.

                 (in millions of dollars)                                     1997           1996           1995
                                                                           ----------     ----------     ----------

                 INCOME STATEMENT DATA (1)
                 Revenues:
                   Policy charges                                          $     15.9     $     18.0     $     16.4
                   Life insurance premiums                                       27.3           24.0           32.8
                   Net investment income                                      1,098.2        1,050.6        1,002.8
                                                                           ----------     ----------     ----------
                                                                              1,141.4        1,092.6        1,052.0
                                                                           ----------     ----------     ----------
                 Benefits and expenses:
                   Interest credited to policyholder account balances           823.4          805.0          775.7
                   Other benefits and claims                                     23.3           33.8           29.5
                   Amortization of DAC                                           39.8           38.6           29.5
                   Other operating expenses                                      85.4           79.8           80.3
                                                                           ----------     ----------     ----------
                                                                                971.9          957.2          915.0
                                                                           ==========     ==========     ==========
                 Operating income before federal income tax expense        $    169.5     $    135.4     $    137.0
                                                                           ==========     ==========     ==========

                 OTHER DATA (1)
                 Statutory premiums and deposits (2)                       $  2,137.9     $  1,600.5     $  1,864.2
                 Withdrawals and benefits                                     1,710.0        1,375.5        1,151.6
                 Policy reserves as of year end                            $ 14,194.2     $ 13,511.8     $ 12,784.0
                 Net interest margin on general account policy reserves          2.04%          1.92%          1.92%
                 Pre-tax operating income to average policy reserves             1.22%          1.03%          1.14%
                 ----------

                 (1)   Includes the fixed option under the Company's variable annuity contracts.
                 (2)   Statutory data have been derived from the Annual Statements of NLIC and NLAIC, as filed with insurance regulatory authorities and prepared in accordance with statutory accounting practices.

              Fixed annuity segment results reflect an increase in interest spread income attributable to growth in fixed annuity policy reserves and wider interest margins. Interest spread is the differential between net investment income and interest credited to policyholder account balances. Interest spreads vary depending on crediting rates offered by competitors, performance of the investment portfolio, changes in market interest rates and other factors. The following table depicts the interest margins on general account policy reserves in the Fixed Annuities segment for each of the last three years.

                                             1997           1996           1995
                                          ----------     ----------     ----------

                 Net investment income          8.16%          8.22%          8.50%
                 Interest credited              6.12           6.30           6.58
                                          ----------     ----------     ----------
                                                2.04%          1.92%          1.92%
                                          ==========     ==========     ==========

              The Company expects interest margins to compress during 1998 reflecting the lower interest rate environment available for new invested assets. The Company is able to mitigate the effects of lower investment yields by periodically resetting the rates credited on fixed annuity contracts. As of December 31, 1997, $6.85 billion, or 48% of fixed annuity policy reserves, were in contracts where the guaranteed interest rate is reestablished each quarter. Fixed annuity policy reserves of $4.88 billion are in contracts that adjust the crediting rate on an annual basis with portions resetting in each calendar quarter. The Company also has $1.40 billion of fixed annuity policy reserves that call for the crediting rate to be reset annually on each January 1. The remaining $1.06 billion of fixed annuity policy reserves are in payout status where the Company has guaranteed periodic, typically monthly, payments.

              Fixed annuity policy reserves increased to $14.19 billion as of year-end compared to $13.51 billion a year ago and $12.78 billion as of the end of 1995. The growth reflects increased fixed annuity sales in 1997 through the financial institutions and investment dealer channels. Sales for 1997 were up 34% to $2.14 billion compared to $1.60 billion in 1996. Sales in 1995 totaled $1.86 billion. Most of the Company's fixed annuity sales are premiums allocated to the guaranteed fixed option of variable annuity contracts. Fixed annuity sales for 1997 include $1.67 billion in premiums allocated to the fixed option under a variable annuity contract, compared to $1.24 billion in 1996. Sales growth in 1997 reflects the success of proprietary fixed product sales through financial institutions, as well as the impact of a 1.00% first-year bonus crediting rate offered on The BEST of AMERICA - America's Vision product during the second half of 1997.

              The decrease in other benefits and claims reflects a $13.0 million charge in 1996 related to reserve strengthening in the immediate annuity line due to changes in estimated profitability based on revised assumptions for mortality and reinvestment rates. Amortization of DAC reflects a reduction in 1996 of $6.0 million due to changes in estimates of expected future profits as a result of favorable investment spread and persistency experience.

              Life Insurance

              The Life Insurance segment consists of insurance products, including variable universal life insurance and corporate-owned insurance products, that provide a death benefit and may also allow the customer to build cash value on a tax-deferred basis.

              The following table summarizes certain selected financial data for the Company's Life Insurance segment for the years indicated.

                 (in millions of dollars)                                   1997          1996          1995
                                                                         ----------    ----------    ----------

                 INCOME STATEMENT DATA
                 Revenues:
                   Cost of insurance charges                             $     68.5    $     53.2    $     43.8
                   Other policy charges                                        36.8          33.4          27.5
                                                                         ----------    ----------    ----------
                     Total policy charges                                     105.3          86.6          71.3
                   Life insurance premiums                                    178.1         174.6         166.3
                   Net investment income                                      189.1         174.0         171.3
                   Other                                                        0.6           0.4           0.2
                                                                         ----------    ----------    ----------
                                                                              473.1         435.6         409.1
                                                                         ----------    ----------    ----------
                 Benefits and expenses:
                   Interest credited to policyholder account balances          78.5          70.2          69.0
                   Other benefits and claims                                  149.0         141.2         133.0
                   Policyholder dividends                                      40.6          40.7          39.7
                   Amortization of DAC                                         39.6          37.4          31.0
                   Other operating expenses                                    94.5          78.9          68.8
                                                                         ----------    ----------    ----------
                                                                              402.2         368.4         341.5
                                                                         ==========    ==========    ==========
                 Operating income before federal income tax expense      $     70.9    $     67.2    $     67.6
                                                                         ==========    ==========    ==========

                 OTHER DATA:
                 Statutory premiums (1):
                   Traditional and universal life                        $    248.4    $    253.9    $    248.3
                   Variable universal life                                    220.0         165.4         104.1
                   Corporate-owned life                                       195.0          20.0             -
                 Policy reserves as of year end:
                   Traditional and universal life                           2,369.5       2,295.5       2,213.7
                   Variable universal life                                    892.1         622.6         446.8
                   Corporate-owned life                                       225.4          20.8             -
                 Life insurance in force:
                   Traditional and universal life                          27,495.7      28,107.0      27,616.9
                   Variable universal life                                 11,337.4       8,094.6       4,926.5
                   Corporate-owned life                                  $    426.3    $     73.0   $         -

                 ----------

                 (1) Statutory data have been derived from the Annual Statements of NLIC and NLAIC, as filed with insurance regulatory authorities and prepared in accordance with statutory accounting practices.

              Life Insurance segment results reflect revenue growth in the variable universal life insurance line driven by a steady increase in insurance in-force and policy reserves partially offset by higher operating expenses associated with technology-related costs in the traditional life insurance lines.

              Variable universal life insurance policy charges were $57.1 million in 1997, an increase of $18.5 million, or 48%, compared to $38.6 million in 1996. For 1995, variable universal life insurance policy charges were $26.7 million. The growth in variable universal life policy charges is attributable to the growth in insurance in-force and policy reserves, which increased 40% and 43%, respectively, in 1997. During 1996, variable universal life insurance in-force and policy reserves increased 64% and 39%, respectively. Growth in insurance in-force and policy reserves is due to strong sales from both investment dealers and Nationwide Insurance Enterprise insurance agents, combined with high persistency. In February, 1998, the Company introduced a new variable universal life insurance product called Next Generation, which offers an innovative, tiered-pricing structure that maximizes cash value. The Company anticipates continued sales growth in 1998 for variable universal life insurance as well as its recent entry into corporate-owned insurance products.

              The growth in operating expenses is due to technology-related costs combined with the increase in variable life insurance policies in-force. Technology-related expenses in 1997 were $16.5 million, compared to $3.2 million in 1996. The majority of the expenses are for a new policy administration system to support traditional life insurance products and for activities to make systems Year 2000 compliant.

              Corporate and Other

              The following table summarizes certain selected financial data for the Company's Corporate and Other segment for the years indicated.

                 (in millions of dollars)                                     1997            1996            1995
                                                                          ------------    ------------    ------------

                 INCOME STATEMENT DATA:
                 Revenues:
                   Net investment income                                  $      148.7    $      154.7    $      137.6
                   Other                                                          39.1            25.7            12.7
                                                                          ------------    ------------    ------------
                                                                                 187.8           180.4           150.3
                                                                          ------------    ------------    ------------
                 Benefits and expenses:
                   Interest credited to policy reserves                          114.7           106.1           105.6
                   Other operating expenses                                       45.6            51.4            10.8
                                                                          ------------    ------------    ------------
                                                                                 160.3           157.5           116.4
                                                                          ============    ============    ============
                 Operating income before federal income tax expense(1)    $       27.5    $       22.9    $       33.9
                                                                          ============    ============    ============

                 OTHER DATA:
                 Statutory premiums and deposits (2)                      $      174.9    $      502.6    $      182.1
                 Withdrawals and benefits                                        205.4           140.3           144.4
                 Policy reserves as of year end                                3,791.9         3,302.5         2,644.3
                 Nationwide retail mutual fund assets(3)                  $    2,555.0    $    2,136.2    $    2,113.9
                 ----------

                 (1)  Excludes realized gains (losses) on investments and discontinued operations.

                 (2)  Statutory data have been derived from the Annual Statements of NLIC and NLAIC, as filed with insurance regulatory authorities and prepared in accordance with statutory accounting practices.

                 (3)  Excludes mutual funds selected as investment options under the Company's variable annuity and variable universal life insurance contracts and mutual funds selected as investment options under
                      Nationwide Insurance Enterprise employee and agent benefit plans.

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

              In addition to the operating revenues previously presented, the Company also reports realized gains and losses on investments in the Corporate and Other segment. Net realized gains on investments were $11.1 million in 1997 compared to realized losses of $0.3 million and $1.7 million in 1996 and 1995, respectively. Realized gains in 1997 include $14.4 million recognized when securities of $850.0 million were paid to NFS, which subsequently paid to Nationwide Corp., as a dividend on February 24, 1997 as a part of certain transactions that were completed in anticipation of NFS' initial public offering. Also, during 1997, the Company recorded a realized loss of $16.2 million related to the sale of a single corporate bond investment that had deteriorated due to the credit quality of the issuer.

              PROPOSED LEGISLATION

              The Clinton Administration's 1999 budget proposal contains provisions which, if enacted, would eliminate many tax benefits currently afforded to annuity products and certain life insurance products. These provisions appear to be inconsistent with what the Company believes to be the Administration's desire to encourage private sector long-term savings.

              Currently, policyholders are permitted to exchange life insurance, endowment or annuity contracts for similar contracts without being required to pay tax on the accretion of value within the contracts being transferred in the exchange. In addition, policyholders who hold variable annuity or life insurance contracts are currently permitted to transfer funds between various investment options offered under such contracts on a tax-free basis. The 1999 budget proposal, if enacted in its current form, would make all exchanges involving insurance contracts immediately taxable. In addition, under the budget proposal each investment option offered under a single variable contract would be treated as a separate variable contract, and thus transfers of funds between different investment options would cause the amounts transferred to be subject to tax, to the extent there has been accretion in value. The budget proposal would also reduce policyholders' tax basis in annuity and life insurance contracts by the mortality and expense charges paid, increasing future taxable gains. Most of the tax benefits of corporate-owned life insurance products would also be eliminated by the budget proposal.

              The Company supports social policy that encourages private sector savings, and believes that the provisions contained in the budget proposal clearly run counter to that goal. Annuity products are specifically designed for long-term and retirement savings and play an important role in millions of individuals' financial protection plans. However, there can be no assurance as to whether legislation will be enacted which would contain provisions with possible adverse effects on the Company's ability to sell its annuity and life insurance products.


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


ITEM 9        CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
------        ---------------------------------------------------------------
              FINANCIAL DISCLOSURES
              ---------------------

              None.

                                    PART III

ITEM 10       DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
-------       --------------------------------------------------

              Omitted due to reduced disclosure format.


ITEM 11       EXECUTIVE COMPENSATION
-------       ----------------------

              Omitted due to reduced disclosure format.


ITEM 12       SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
-------       --------------------------------------------------------------

              Omitted due to reduced disclosure format.


ITEM 13       CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
-------       ----------------------------------------------

              Omitted due to reduced disclosure format.


                                     PART IV

ITEM 14       EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K
-------       ----------------------------------------------------------------

                                                                                                                       Page
                                                                                                                  ---------------
              CONSOLIDATED FINANCIAL STATEMENTS:
                Independent Auditors' Report                                                                            F-1
                Consolidated Balance Sheets as of December 31, 1997 and 1996                                            F-2
                Consolidated Statements of Income for the years ended December 31, 1997, 1996 and 1995                  F-3
                Consolidated Statements of Shareholder's Equity for the years ended December 31, 1997,
                  1996 and 1995                                                                                         F-4
                Consolidated Statements of Cash Flows for the  years ended December 31, 1997, 1996
                  and 1995                                                                                              F-5
                Notes to Consolidated Financial Statements                                                              F-6

              FINANCIAL STATEMENT SCHEDULES:
                Schedule I     Consolidated Summary of Investments - Other Than Investments in
                                 Related Parties as of December 31, 1997                                                F-25
                Schedule III   Supplementary Insurance Information as of December 31, 1997, 1996 and
                                 1995 and for each of the years then ended                                              F-26
                Schedule IV    Reinsurance as of December 31, 1997, 1996 and 1995 and for each of the
                                 years then ended                                                                       F-27
                Schedule V     Valuation and Qualifying Accounts for the years ended December 31,
                                 1997, 1996 and 1995                                                                    F-28

              All other schedules are omitted because they are not applicable or not required, or because the required information has been included in the audited consolidated financial statements or notes thereto

              EXHIBIT INDEX                                                                                               21

                                   SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                         NATIONWIDE LIFE INSURANCE COMPANY (Registrant)



                                                 By   /s/ Dimon R. McFerson
                                                      -------------------------------------------------
                                                      Dimon R. McFerson, Chairman and Chief Executive
                                                      Officer - Nationwide Insurance Enterprise


Date:  March 4, 1998

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on March 4, 1998.



/s/ Dimon R. McFerson                                         /s/ Joseph J. Gasper
------------------------------------------------------------  ----------------------------------------------------------
Dimon R. McFerson, Chairman and Chief Executive               Joseph J. Gasper, President and Chief Operating
Officer - Nationwide Insurance Enterprise and Director        Officer and Director


/s/ Lewis J. Alphin                                           /s/ Keith W. Eckel
------------------------------------------------------------  ----------------------------------------------------------
Lewis J. Alphin, Director                                     Keith W. Eckel, Director


/s/ Willard J. Engel                                          /s/ Fred C. Finney
------------------------------------------------------------  ----------------------------------------------------------
Willard J. Engel, Director                                    Fred C. Finney, Director


/s/ Charles L. Fuellgraf, Jr.                                 /s/ Henry S. Holloway
------------------------------------------------------------  ----------------------------------------------------------
Charles L. Fuellgraf, Jr., Director                           Henry S. Holloway, Director


/s/ David O. Miller                                           /s/ C. Ray Noecker
------------------------------------------------------------  ----------------------------------------------------------
David O. Miller, Director                                     C. Ray Noecker, Director


/s/ James F. Patterson                                        /s/ Arden L. Shisler
------------------------------------------------------------  ----------------------------------------------------------
James F. Patterson, Director                                  Arden L. Shisler, Director


/s/ Robert L. Stewart                                         /s/ Nancy C. Thomas
------------------------------------------------------------  ----------------------------------------------------------
Robert L. Stewart, Director                                   Nancy C. Thomas, Director


/s/ Harold W. Weihl                                           /s/ Robert A. Oakley
------------------------------------------------------------  ----------------------------------------------------------
Harold W. Weihl, Director                                     Robert A. Oakley, Executive Vice President - Chief
                                                              Financial Officer

/s/ Mark R. Thresher
------------------------------------------------------------
Mark R. Thresher, Vice President - Controller
(Chief Accounting Officer)

                                  EXHIBIT INDEX


 Exhibit                                                                   Page
----------                                                                 ----
   3.1       Amended Articles of Incorporation of Nationwide Life Insurance
             Company, dated March 14, 1986                                   23
   3.2       Form of Amended and Restated Code of Regulations of Nationwide
             Life Insurance Company (previously filed as Exhibit 3 to Form
             10-K, Commission File Number 2-28596, filed March 28, 1997, and incorporated herein by reference)
  10.1 Form of Tax Sharing Agreement among Nationwide Mutual Insurance Company, Nationwide Corporation and any corporation that may hereafter be a subsidiary of Nationwide Corporation (previously filed as Exhibit 10.1 to Form 10-K, Commission File Number 2-28596, filed March 28, 1997, and incorporated herein by reference)
  10.1.1 First Amendment to the Tax Sharing Agreement among Nationwide Mutual Insurance Company, Nationwide Corporation and any corporation that may hereafter be a subsidiary of Nationwide Corporation (previously filed as Exhibit 10.2.1 to Form 10-K, Commission File Number 1-12785, filed March 31, 1998, and incorporated herein by reference)
  10.2 Form of First Amendment to Cost Sharing Agreement among parties named therein (previously filed as Exhibit 10.2 to Form 10-K, Commission File Number 2-28596, filed March 28, 1997, and incorporated herein by reference)
  10.3 Modified Coinsurance Agreement between Nationwide Life Insurance Company and Nationwide Mutual Insurance Company (previously filed as Exhibit 10.3 to Form 10-K, Commission File Number 2-28596, filed March 28, 1997, and incorporated herein by reference)
  10.4 Modified Coinsurance Agreement between Employers Life Insurance Company of Wausau and Nationwide Life Insurance Company (previously filed as Exhibit 10.4 to Form 10-K, Commission File Number 2-28596, filed March 28, 1997, and incorporated herein by reference)
  10.5 Credit Facility, dated August 12, 1996, among Nationwide Life Insurance Company, Nationwide Mutual Insurance Company, the banks named therein and Morgan Guaranty Trust Company of New York, the administrative agent (previously filed as Exhibit 10.5 to Form 10-K, Commission File Number 2-28596, filed March 28, 1997, and incorporated herein by reference)
  10.5.1 Amendment dated as of September 8, 1997 to the Credit Agreement dated as of August 12, 1996 among Nationwide Mutual Insurance Company, Nationwide Life Insurance Company, the banks party thereto and Morgan Guaranty Trust Company of New York, as administrative agent (previously filed as Exhibit 10(a) to Form 10-Q for the quarterly period ended September 30, 1997, Commission File Number 1-12785, filed November 13, 1997, and incorporated herein by reference)
  10.6 Form of Lease Agreement between Nationwide Life Insurance Company and Nationwide Mutual Insurance Company (previously filed as
             Exhibit 10.6 to Form 10-K, Commission File Number 2-28596, filed March 28, 1997, and incorporated herein by reference)
  10.7 General Description of Nationwide Insurance Enterprise Executive Incentive Plan (previously filed as Exhibit 10.7 to Form 10-K, Commission File Number 2-28596, filed March 28, 1997, and incorporated herein by reference)
  10.8 General Description of Nationwide Insurance Enterprise Management Incentive Plan (previously filed as Exhibit 10.8 to Form 10-K, Commission File Number 2-28596, filed March 28, 1997, and incorporated herein by reference)
  10.9 Nationwide Insurance Enterprise Excess Benefit Plan effective as of December 31, 1996 (previously filed as Exhibit 10.9 to Form 10-K, Commission File Number 2-28596, filed March 28, 1997, and incorporated herein by reference)
  10.10 Nationwide Insurance Enterprise Supplemental Retirement Plan effective as of December 31, 1996 (previously filed as Exhibit
             10.10 to Form 10-K, Commission File Number 2-28596, filed March 28, 1997, and incorporated herein by reference)

  10.11      Nationwide Salaried Employees Severance Pay Plan (previously filed as Exhibit 10.11 to Form 10-K, Commission File Number 2-28596,
             filed March 28, 1997, and incorporated herein by reference)
  10.12      Nationwide Insurance Enterprise Supplemental Defined Contribution
             Plan effective as of January 1, 1996 (previously filed as Exhibit
             10.12 to Form 10-K, Commission File Number 2-28596, filed March 28,
             1997, and incorporated herein by reference)
  10.13      General Description of Nationwide Insurance Enterprise Individual
             Deferred Compensation Program previously filed as Exhibit 10.13 to
             Form 10-K, Commission File Number 2-28596, filed March 28, 1997, and incorporated herein by reference)
  10.14      General Description of Nationwide Mutual Insurance Company
             Directors Deferred Compensation Program (previously filed as
             Exhibit 10.14 to Form 10-K, Commission File Number 2-28596, filed
             March 28, 1997, and incorporated herein by reference)
  10.15      Deferred Compensation Agreement, dated as of September 3, 1979, between Nationwide Mutual Insurance Company and D. Richard McFerson
             (previously filed as Exhibit 10.15 to Form 10-K, Commission File
             Number 2-28596, filed March 28, 1997, and incorporated herein by reference)
  27         Financial Data Schedule (electronic filing only)

------
         All other exhibits referenced by Item 601 of Regulation S-K are not required under the related instructions or are inapplicable and therefore have been omitted.