Form 10-Q
period 1998-03-31
NATIONWIDE LIFE INSURANCE CO
filed 1998-05-15
CIK 205695

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                      ------------------------------------


                                    FORM 10-Q


                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1998        COMMISSION FILE NO. 2-28596


                        NATIONWIDE LIFE INSURANCE COMPANY
             (Exact name of registrant as specified in its charter)


             OHIO                                                31-4156830
(State or other jurisdiction of                               (I.R.S. Employer
 incorporation or organization)                              Identification No.)


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

    All voting stock was held by affiliates of the Registrant on May 1, 1998.

COMMON STOCK (par value $1 per share) - 3,814,779 shares issued and outstanding
(Title of Class)                        as of May 1, 1998


  THE REGISTRANT MEETS THE CONDITIONS SET FORTH IN GENERAL INSTRUCTION H(1)(a)
         AND (b) OF FORM 10-Q AND IS THEREFORE FILING THIS FORM WITH THE
                           REDUCED DISCLOSURE FORMAT.

               NATIONWIDE LIFE INSURANCE COMPANY AND SUBSIDIARIES

                                    FORM 10-Q

                                               INDEX
PART I       FINANCIAL INFORMATION

             Item 1      Unaudited Consolidated Financial Statements                           3

             Item 2      Management's Narrative Analysis of the Results of Operations          9

PART II      OTHER INFORMATION

             Item 1      Legal Proceedings                                                    19

             Item 2      Changes in Securities                                                20

             Item 3      Defaults Upon Senior Securities                                      20

             Item 4      Submission of Matters to a Vote of Security Holders                  20

             Item 5      Other Information                                                    20

             Item 6      Exhibits and Reports on Form 8-K                                     20

SIGNATURE                                                                                     21

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


                                                            THREE MONTHS ENDED
                                                                  MARCH 31,
                                                            ------------------
                                                             1998        1997
                                                            ------      ------
REVENUES
  Policy charges                                            $159.0      $120.4
  Life insurance premiums                                     53.2        55.4
  Net investment income                                      364.5       340.9
  Realized gains on investments                               16.6        21.1
  Other                                                       14.3         9.8
                                                            ------      ------
                                                             607.6       547.6
                                                            ------      ------

BENEFITS AND EXPENSES
  Interest credited to policyholder account balances         261.9       247.2
  Other benefits and claims                                   46.3        49.2
  Policyholder dividends on participating policies            10.8        10.6
  Amortization of deferred policy acquisition costs           47.7        43.4
  Other operating expenses                                   102.1        93.8
                                                            ------      ------
                                                             468.8       444.2
                                                            ------      ------

    Income before federal income tax expense                 138.8       103.4
Federal income tax expense                                    47.7        36.7
                                                            ------      ------
    Net income                                              $ 91.1      $ 66.7
                                                            ======      ======

See accompanying notes to unaudited consolidated financial statements.

                              NATIONWIDE LIFE INSURANCE COMPANY AND SUBSIDIARIES
                      (a wholly owned subsidiary of Nationwide Financial Services, Inc.)
                                          Consolidated Balance Sheets
                              (in millions of dollars, except per share amounts)
                                                                                  (UNAUDITED)
                                                                                   MARCH 31,     DECEMBER 31,
ASSETS                                                                               1998           1997
                                                                                  -----------    ------------
Investments:
   Securities available-for-sale, at fair value:
      Fixed maturity securities (cost $12,918.0 in 1998; $12,732.9 in 1997)        $13,362.1      $13,204.1
      Equity securities (cost $75.7 in 1998; $67.8 in 1997)                             90.8           80.4
   Mortgage loans on real estate, net                                                5,187.5        5,181.6
   Real estate, net                                                                    286.9          311.4
   Policy loans                                                                        426.1          415.3
   Other long-term investments                                                          23.9           25.2
   Short-term investments                                                              495.0          358.4
                                                                                   ---------      ---------
                                                                                    19,872.3       19,576.4
                                                                                   ---------      ---------

Cash                                                                                    31.9          175.6
Accrued investment income                                                              224.0          210.5
Deferred policy acquisition costs                                                    1,756.7        1,665.4
Other assets                                                                           405.2          438.4
Assets held in Separate Accounts                                                    43,327.4       37,724.4
                                                                                   ---------      ---------
                                                                                   $65,617.5      $59,790.7
                                                                                   =========      =========

LIABILITIES AND SHAREHOLDER'S EQUITY
Future policy benefits and claims                                                  $18,793.9      $18,702.8
Other liabilities                                                                      938.2          885.6
Liabilities related to Separate Accounts                                            43,327.4       37,724.4
                                                                                   ---------      ---------
                                                                                    63,059.5       57,312.8
                                                                                   ---------      ---------

Shareholder's equity:
  Capital shares, $1 par value.  Authorized 5.0 million shares, issued and
    outstanding 3.8 million shares                                                       3.8            3.8
  Additional paid-in capital                                                           914.7          914.7
  Retained earnings                                                                  1,403.4        1,312.3
  Accumulated other comprehensive income                                               236.0          247.1
                                                                                   ---------      ---------
                                                                                     2,557.9        2,477.9
                                                                                   ---------      ---------
                                                                                   $65,617.5      $59,790.7
                                                                                   =========      =========

See accompanying notes to unaudited consolidated financial statements.

                                      NATIONWIDE LIFE INSURANCE COMPANY AND SUBSIDIARIES
                              (a wholly owned subsidiary of Nationwide Financial Services, Inc.)
                                       Consolidated Statements of Shareholder's Equity
                                                         (Unaudited)
                                          Three Months Ended March 31, 1998 and 1997
                                                   (in millions of dollars)
                                                                                              ACCUMULATED
                                                              ADDITIONAL                         OTHER            TOTAL
                                                COMMON         PAID-IN          RETAINED      COMPREHENSIVE    SHAREHOLDER'S
                                                STOCK          CAPITAL          EARNINGS         INCOME           EQUITY
                                                ------        ----------        --------      -------------    -------------
1997
BALANCE, JANUARY 1, 1997                         $3.8           $ 527.9         $1,432.6         $173.6          $2,137.9

Comprehensive income (loss):
  Net income                                      --               --               66.7           --                66.7
  Other comprehensive income (loss), net:
    Unrealized losses on securities               --               --               --            (89.4)            (89.4)
    Reclassification adjustment for gains
      included in net income                      --               --               --             (9.8)             (9.8)
                                                 ----           -------         --------         ------          --------
  Other comprehensive income (loss), net          --               --               --            (99.2)            (99.2)
                                                 ----           -------         --------         ------          --------
Comprehensive income (loss)                       --               --               66.7          (99.2)            (32.5)

Capital contributions                             --              836.8             --             --               836.8
Dividends to shareholder                          --             (450.0)          (400.0)          --              (850.0)
                                                 ----           -------         --------         ------          --------
BALANCE, MARCH 31, 1997                          $3.8           $ 914.7         $1,099.3         $ 74.4          $2,092.2
                                                 ====           =======         ========         ======          ========



1998
BALANCE, JANUARY 1, 1998                         $3.8           $ 914.7         $1,312.3         $247.1          $2,477.9

Comprehensive income (loss):
  Net income                                      --               --               91.1           --                91.1
  Other comprehensive income (loss), net:
    Unrealized losses on securities               --               --               --             (9.2)             (9.2)
    Reclassification adjustment for gains
      included in net income                      --               --               --             (1.9)             (1.9)
                                                 ----           -------         --------         ------          --------
  Other comprehensive income (loss), net          --               --               --            (11.1)            (11.1)
                                                 ----           -------         --------         ------          --------
Comprehensive income (loss)                       --               --               91.1          (11.1)             80.0

                                                 ----           -------         --------         ------          --------
BALANCE, MARCH 31, 1998                          $3.8           $ 914.7         $1,403.4         $236.0          $2,557.9
                                                 ====           =======         ========         ======          ========

See accompanying notes to unaudited consolidated financial statements.

                                NATIONWIDE LIFE INSURANCE COMPANY AND SUBSIDIARIES
                        (a wholly owned subsidiary of Nationwide Financial Services, Inc.)
                                       Consolidated Statements of Cash Flows
                                                    (Unaudited)
                                    Three Months Ended March 31, 1998 and 1997
                                             (in millions of dollars)
                                                                                          1998             1997
                                                                                         -------        ---------
CASH FLOWS FROM OPERATING ACTIVITIES
Net income                                                                               $  91.1        $    66.7
Adjustments to reconcile net income to net cash provided by operating activities:
  Interest credited to policyholder account balances                                       261.9            247.2
  Capitalization of deferred policy acquisition costs                                     (131.2)          (115.0)
  Amortization of deferred policy acquisition costs                                         47.7             43.4
  Amortization and depreciation                                                             (2.9)             1.9
  Realized gains on investments, net                                                       (16.6)           (21.1)
  (Increase) decrease in accrued investment income                                         (13.5)             5.5
  Decrease in other assets                                                                  32.7             43.1
  (Decrease) increase in policy liabilities                                                (97.7)             1.3
  Increase in other liabilities                                                             58.6            151.2
  Other, net                                                                                (3.0)             0.4
                                                                                         -------        ---------
    Net cash provided by operating activities                                              227.1            424.6
                                                                                         -------        ---------

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from maturity of securities available-for-sale                                    442.1            214.2
Proceeds from sale of securities available-for-sale                                        224.4            195.5
Proceeds from repayments of mortgage loans on real estate                                  241.0             89.3
Proceeds from sale of real estate                                                           30.3             20.9
Proceeds from repayments of policy loans and sale of other invested assets                  10.0             12.9
Cost of securities available-for-sale acquired                                            (852.1)          (742.1)
Cost of mortgage loans on real estate acquired                                            (241.7)          (195.4)
Cost of real estate acquired                                                                (0.2)           (20.6)
Policy loans issued and other invested assets acquired                                     (14.9)           (17.8)
Short-term investments, net                                                               (136.6)          (678.4)
                                                                                         -------        ---------
    Net cash used in investing activities                                                 (297.7)        (1,121.5)
                                                                                         -------        ---------

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from capital contributions                                                         --              836.8
Increase in investment product and universal life insurance product
  account balances                                                                         621.2            551.3
Decrease in investment product and universal life insurance product
  account balances                                                                        (694.3)          (667.1)
                                                                                         -------        ---------
    Net cash (used in) provided by financing activities                                    (73.1)           721.0
                                                                                         -------        ---------

Net (decrease) increase in cash                                                           (143.7)            24.1

Cash, beginning of period                                                                  175.6             43.8
                                                                                         -------        ---------
Cash, end of period                                                                      $  31.9        $    67.9
                                                                                         =======        =========

See accompanying notes to unaudited consolidated financial statements.

               NATIONWIDE LIFE INSURANCE COMPANY AND SUBSIDIARIES
       (a wholly owned subsidiary of Nationwide Financial Services, Inc.)
              Notes to Unaudited Consolidated Financial Statements
                        Three Months Ended March 31, 1998


(1)      Basis of Presentation
         ---------------------

         The accompanying unaudited consolidated financial statements of Nationwide Life Insurance Company and subsidiaries (NLIC or collectively the Company) have been prepared in accordance with generally accepted accounting principles, which differ from statutory accounting practices prescribed or permitted by regulatory authorities, for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all information and footnotes required by generally accepted accounting principles for complete financial statements. The financial information included herein reflects all adjustments (all of which are normal and recurring in nature) which are, in the opinion of management, necessary for a fair presentation of financial position and results of operations. Operating results for all periods presented are not necessarily indicative of the results that may be expected for the full year. All significant intercompany balances and transactions have been eliminated. The accompanying unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements and related notes for the year ended December 31, 1997 included in the Company's annual report on Form 10-K.

(2)      Accounting Pronouncements
         -------------------------

         On January 1, 1998 the Company adopted Financial Accounting Standards Board (FASB) Statement No. 130, "Reporting Comprehensive Income" (FAS
         130). FAS 130 established standards for reporting and display of comprehensive income and its components in a full set of financial statements. Comprehensive income includes all changes in equity during a period except those resulting from investments by shareholders and distributions to shareholders and includes net income. Comprehensive income for the three month periods ended March 31, 1998 and 1997 has been presented in the accompanying unaudited consolidated statements of shareholders' equity.

         On January 1, 1998 the Company adopted FASB Statement No. 131, "Disclosures about Segments of an Enterprise and Related Information" (FAS 131). FAS 131 superseded FASB Statement No. 14, "Financial Reporting for Segments of a Business Enterprise." FAS 131 establishes standards for public business enterprises to report information about operating segments in annual financial statements and selected information about operating segments in interim financial reports. FAS 131 also establishes standards for related disclosures about products and services, geographic areas, and major customers. The adoption of FAS 131 did not affect results of operations or financial position, nor did it affect the manner in which the Company defines its operating segments. The segment information required for interim reports is included in note 3.

         In March 1998, The American Institute of Certified Public Accountant's Accounting Standards Executive Committee issued Statement of Position
         (SOP) 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use." SOP 98-1 provides guidance intended to standardize accounting practices for costs incurred to develop or obtain computer software for internal use. Specifically, SOP 98-1 provides guidance for determining whether computer software is for internal use and when costs incurred for internal-use software are to be capitalized. SOP 98-1 is effective for financial statements for fiscal years beginning after December 15, 1998 with earlier application encouraged. The adoption of SOP 98-1, planned for the first quarter of 1999, is not expected to have a material impact on the Company's consolidated financial statements.

(3)      Segment Disclosures
         -------------------

         The Company uses differences in products as the basis for defining its reportable segments. The Company reports three product segments:
         Variable Annuities, Fixed Annuities and Life Insurance.

               NATIONWIDE LIFE INSURANCE COMPANY AND SUBSIDIARIES
       (a wholly owned subsidiary of Nationwide Financial Services, Inc.)
         Notes to Unaudited Consolidated Financial Statements, Continued

         The Variable Annuities segment consists of annuity contracts that provide the customer with the opportunity to invest in mutual funds managed by independent investment managers and the Company, with investment returns accumulating on a tax-deferred basis. The Company's variable annuity products consist almost entirely of flexible premium deferred variable annuity contracts.

         The Fixed Annuities segment consists of annuity contracts that generate a return for the customer at a specified interest rate, fixed for a prescribed period, with returns accumulating on a tax-deferred basis. Such contracts consist of single premium deferred annuities, flexible premium deferred annuities and single premium immediate annuities. The Fixed Annuities segment includes the fixed option under variable annuity contracts.

         The Life Insurance segment consists of insurance products, including variable universal life insurance and corporate-owned life insurance products, that provide a death benefit and may also allow the customer to build cash value on a tax-deferred basis.

         In addition to the product segments, the Company reports corporate revenues and expenses, investments and related investment income supporting capital not specifically allocated to its product segments, revenues and expenses of its investment advisor subsidiary (other than the portion allocated to the Variable Annuities and Life Insurance segments), revenues and expenses related to group annuity contracts sold to Nationwide Insurance Enterprise employee and agent benefit plans and all realized gains and losses on investments in a Corporate and Other segment.

         The following table summarizes the financial results of the Company's business segments for the three months ended March 31, 1998 and 1997.

                                                  VARIABLE           FIXED           LIFE         CORPORATE
         (in millions of dollars)                 ANNUITIES        ANNUITIES       INSURANCE      AND OTHER          TOTAL
         ------------------------------------     ---------        ---------       ---------      ---------        ---------
         1998
         Operating revenue (1)                    $   120.1        $   289.3        $  128.5       $   53.1        $   591.0
         Benefits and expenses                         70.8            244.3           107.3           46.4            468.8
                                                  ---------        ---------        --------       --------        ---------
           Operating income before federal
             income tax                                49.3             45.0            21.2            6.7            122.2
         Realized gains on investments                 --               --              --             16.6             16.6
                                                  ---------        ---------        --------       --------        ---------
         Consolidated income before
           federal income tax                     $    49.3        $    45.0        $   21.2       $   23.3        $   138.8
                                                  =========        =========        ========       ========        =========

         Assets as of period end                  $40,742.8        $15,514.0        $4,228.6       $6,132.1        $65,617.5
                                                  =========        =========        ========       ========        =========

         1997
         Operating revenue (1)                    $    86.8        $   284.8        $  114.6       $   40.3        $   526.5
         Benefits and expenses                         57.4            247.2            97.6           42.0            444.2
                                                  ---------        ---------        --------       --------        ---------
           Operating income (loss) before
             federal income tax                        29.4             37.6            17.0           (1.7)            82.3
         Realized gains on investments                 --               --              --             21.1             21.1
                                                  ---------        ---------        --------       --------        ---------
         Consolidated income before
            federal income tax                    $    29.4        $    37.6        $   17.0       $   19.4        $   103.4
                                                  =========        =========        ========       ========        =========

         Assets as of period end                  $26,149.7        $13,858.9        $3,446.5       $5,100.0        $48,555.1
                                                  =========        =========        ========       ========        =========

         ----------
         (1) Excludes realized gains and losses on investments.

ITEM 2   MANAGEMENT'S NARRATIVE ANALYSIS OF THE RESULTS OF OPERATIONS

         INTRODUCTION

         The following analysis of unaudited consolidated results of operations of the Company should be read in conjunction with the unaudited consolidated financial statements and related notes included elsewhere herein.

         NLIC is the primary operating subsidiary of Nationwide Financial Services, Inc. (NFS), the holding company for companies within the Nationwide Insurance Enterprise that offer or distribute long-term savings and retirement products. In March 1997, NFS sold 23.6 million shares of its newly-issued Class A common stock in an initial public offering.

         Management's narrative analysis contains forward-looking statements that are intended to enhance the reader's ability to assess the future financial performance of the Company. These forward-looking statements are not based on historical information and are being made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Forward-looking statements include, but are not limited to statements which represent the Company's beliefs concerning future levels of sales and redemptions of the Company's products, investment yields and interest spread, or the earnings or profitability of the Company's activities. Because these statements are subject to numerous assumptions, risks and uncertainties, actual results could be materially different. The following factors, among others, may have such an impact: changes in economic conditions; movements in interest rates and the stock markets; competitive pressures on product pricing and services; success and timing of business strategies; and the nature and extent of legislation and regulatory actions and reforms. Readers are directed to consider these and the other risks and uncertainties described in more detail elsewhere in documents filed by the Company with the Securities and Exchange Commission. The Company undertakes no obligation to update or revise any forward-looking information, whether as a result of new information, future events, or otherwise.

         RESULTS OF OPERATIONS

         In addition to net income, the Company reports net operating income, which excludes realized investment gains and losses. Net operating income is commonly used in the insurance industry as a measure of on-going earnings performance.

         The following table reconciles the Company's reported net income to net operating income for the first quarter of 1998 and 1997.

                                                               THREE MONTHS ENDED
                                                                    MARCH 31,
                                                              --------------------
         (in millions of dollars, except per share amounts)    1998          1997
         ---------------------------------------------------  ------        ------
         Net income                                           $ 91.1        $ 66.7
         Realized gains on investments, net of tax             (10.8)        (13.8)
                                                              ------        ------
           Net operating income                               $ 80.3        $ 52.9
                                                              ======        ======


         Revenues

         Total revenues for the first quarter of 1998, excluding realized gains on investments, increased to $591.0 million compared to $526.5 million for the same period in 1997. Increases in policy charges and net investment income were the key drivers to revenue growth.

         Policy charges include asset fees, which are primarily earned from variable annuity policy reserves; administration fees, which include fees charged per contract on a variety of the Company's products and premium loads on universal life insurance products; surrender fees, which are charged as a percentage of premiums withdrawn during a specified period of annuity and certain life insurance contracts; and cost of insurance charges earned on universal life insurance products. Policy charges for the first quarter of 1998 and 1997 were as follows:

                                           THREE MONTHS ENDED
                                                MARCH 31,
                                          --------------------
         (in millions of dollars)          1998          1997
         -------------------------------  ------        ------

         Asset fees                       $113.2        $ 81.9
         Administrative fees                16.9          14.4
         Surrender fees                      9.6           8.2
         Cost of insurance charges          19.3          15.9
                                          ------        ------
            Total policy charges          $159.0        $120.4
                                          ======        ======

         The growth in asset fees reflects a 55% increase in total separate account assets which reached $43.33 billion as of March 31, 1998 compared to $28.02 billion a year ago. Steady growth in premiums and market appreciation have contributed significantly to the increase in separate account assets.

         Net investment income includes the gross investment income earned on investments supporting fixed annuities and certain life insurance products as well as the yield on the Company's general account invested assets which are not allocated to product segments. Net investment income grew from $340.9 million in the first quarter of 1997 to $364.5 million in the first quarter of 1998 primarily due to increased invested assets to support growth in fixed annuity policy reserves. Fixed annuity policy reserves, which include the fixed option of variable annuity contracts, increased to $14.23 billion as of the end of the first quarter of 1998 compared to $14.19 billion as of year end 1997 and $13.61 billion a year ago.

         The Company does not consider realized gains and losses on investments to be recurring components of earnings. The Company makes decisions concerning the sale of invested assets based on a variety of market, business, tax and other factors. Net realized gains on investments were $16.6 million and $21.1 million for the first quarter of 1998 and 1997, respectively.

         Benefits and Expenses

         Interest credited to policyholder account balances totaled $261.9 million in the first quarter of 1998 compared to $247.2 million in the same period of 1997 and principally relates to fixed annuity products. The growth in interest credited reflects the increase in fixed annuity policy reserves previously discussed, partially offset by reduced average crediting rates. The average crediting rate on fixed annuity policy reserves was 5.95% during the first quarter of 1998 compared to 6.09% in the first quarter of 1997.

         The significant growth in the Variable Annuities segment business is the primary reason for the increase in amortization of deferred policy acquisition costs (DAC) which totaled $47.7 million and $43.4 million in the first quarter of 1998 and 1997, respectively.

         Operating expenses increased 8% to $102.1 million in the first quarter of 1998 compared to $93.8 million in the first quarter of 1997 reflecting growth in the number of annuity and life insurance contracts in force and the related increase in administrative processing costs. Operating expenses also include costs of certain technology initiatives including projects related to the Year 2000. Planned activities to achieve Year 2000 compliance including system changes and replacements remain on schedule for completion by the end of 1998. Compliance testing will be completed in the first quarter of 1999.

         Operating expenses include costs related to Year 2000 and the development of a new policy administration system for traditional life insurance products and other system enhancements. The Company incurred costs of approximately $45 million on technology projects including Year 2000 for full year 1997 and anticipates spending a comparable amount in 1998.

         Federal income tax expense was $47.7 million and $36.7 million for the first quarter of 1998 and 1997, respectively. These amounts represent effective tax rates of 34.4% for the first quarter of 1998 and 35.5% in 1997.

         Statutory Premiums and Deposits

         The Company sells its products through a broad distribution network comprised of wholesale and retail distribution channels. Wholesale distributors are unaffiliated entities that sell the Company's products to their own customer base and include independent broker/dealers, national and regional wirehouses, financial institutions, pension plan administrators and life specialists. The Company has access to over 1,000 independent broker/dealers and over 30,000 registered representatives who sell individual and group variable annuities, fixed annuities and variable life insurance in all 50 states and the District of Columbia. The Company currently has relationships with over 180 financial institutions selling individual variable and fixed annuities (under the Company's brand name and on a private-label basis), variable universal life insurance and group pension products. Over 250 regional pension plan administrators market the Company's group variable and fixed annuities to employers sponsoring employee retirement programs.

         Retail distributors are representatives of the Company or an affiliated distribution company who market products directly to a customer base identified by the Company or the affiliated distribution company and include exclusive retail sales representatives of affiliated distribution companies and Nationwide Insurance Enterprise insurance agents. The Company markets products on a retail basis to state and local governments and to teachers through affiliated distribution organizations. Approximately 4,300 licensed Nationwide Insurance Enterprise insurance agents sell life insurance and individual annuities primarily targeting holders of personal automobile and homeowners' insurance policies issued by the Nationwide Insurance Enterprise.

         Statutory premiums and deposits by distribution channel for the first quarter of 1998 and 1997 are summarized as follows:

                                                                   1998                            1997
                                                           --------------------            ---------------------
          (in millions of dollars)                         AMOUNT           %               AMOUNT           %
          ---------------------------------------------   --------        -----            --------        -----
          WHOLESALE CHANNELS
            Independent broker/dealers                    $  875.4         29.1%           $  855.9         33.9%
            National and regional wirehouses (1)              86.0          2.9                --           --
            Financial institutions                           449.3         15.0               341.3         13.5
            Pension plan administrators                      734.1         24.4               607.9         24.0
            Life specialists                                  89.9          3.0                30.0          1.2
                                                          --------        -----            --------        -----
               Total wholesale channels                    2,234.7         74.4             1,835.1         72.6
                                                          --------        -----            --------        -----
          RETAIL CHANNELS
            Exclusive retail sales representatives           586.0         19.5               549.7         21.8
            Nationwide agents                                183.1          6.1               141.9          5.6
                                                          --------        -----            --------        -----
               Total retail channels                         769.1         25.6               691.6         27.4
                                                          --------        -----            --------        -----
          Total external premiums and deposits             3,003.8        100.0%            2,526.7        100.0%
                                                          ========        =====            ========        =====
          Nationwide Insurance Enterprise employee
            and agent benefit plans                           59.8                            51.5
                                                          --------                         --------
          Total statutory premiums and deposits           $3,063.6                         $2,578.2
                                                          ========                         ========

         ----------
         (1) Prior to 1998, national and regional wirehouse sales were included in independent broker/dealer sales.

         Excluding Nationwide Insurance Enterprise benefit plan sales, the Company achieved sales growth of 19% in the first quarter of 1998 compared to the first quarter of 1997. The Company believes it is well positioned to achieve its goal of 20% annual growth in external sales in 1998.

         The Company's flagship products are marketed under The BEST of AMERICA(R) brand, and include individual and group variable annuities and variable life insurance. The BEST of AMERICA(R) products allow customers to choose from among investment options managed by premier mutual fund managers. The Company has also developed private label variable and fixed annuity products in conjunction with other financial services providers which allow those providers to sell individual variable and fixed annuities with substantially the same features as the Company's brand name products to their own customer bases under their own brand name.

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

         External statutory premiums and deposits by product for the first quarter of 1998 and 1997 are summarized as follows.

         (in millions of dollars)                      1998           1997
         -------------------------------------       --------       --------

         The BEST of AMERICA(R) products:
           Individual variable annuities             $1,120.0       $  941.9
           Group variable annuities                     702.1          572.8
           Variable universal life insurance             67.5           46.6
         Private label annuities                        235.2          230.2
         IRC Section 457 annuities                      548.7          522.2
         The NEA Valuebuilder annuities                  37.3           27.5
         Traditional/Universal life insurance            59.3           60.8
         Corporate-owned life insurance                  89.9           30.0
         Other                                          143.8           94.7
                                                     --------       --------
                                                     $3,003.8       $2,526.7
                                                     ========       ========

         BUSINESS SEGMENTS

         The Company reports three product segments: Variable Annuities, Fixed Annuities and Life Insurance. In addition, the Company reports corporate revenue and expenses, investments and related investment income supporting capital not specifically allocated to its product segments, revenues and expenses of its investment advisor subsidiary (other than the portion allocated to the Variable Annuities and Life Insurance segments) and revenues and expenses related to group annuity contracts sold to Nationwide Insurance Enterprise employee and agent benefit plans in a Corporate and Other segment. All information set forth below relating to the Variable Annuities segment excludes the fixed option under variable annuity contracts. Such information is included in the Fixed Annuities segment.

         The following table summarizes operating income (loss) before federal income tax expense for the Company's business segments for the first quarter of 1998 and 1997.

                                                         THREE MONTHS ENDED
                                                               MARCH 31,
                                                       ----------------------
                  (in millions of dollars)              1998             1997
                  -------------------------------      ------           -----

                  Variable Annuities                   $ 49.3           $29.4
                  Fixed Annuities                        45.0            37.6
                  Life Insurance                         21.2            17.0
                  Corporate and Other                     6.7            (1.7)
                                                       ------           -----
                                                       $122.2           $82.3
                                                       ======           =====


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

         The following table summarizes certain selected financial data for the Variable Annuities segment for the periods indicated.

                                                                         THREE MONTHS ENDED
                                                                              MARCH 31,
                                                                    -----------------------------
         (in millions of dollars)                                     1998                1997
         ------------------------------------------------------     ---------           ---------
         INCOME STATEMENT DATA (1)
         Revenues:
           Asset fees                                               $   109.5           $    78.8
           Administrative fees                                            6.1                 5.1
           Surrender fees                                                 6.5                 5.6
                                                                    ---------           ---------
             Total policy charges                                       122.1                89.5
           Net investment income and other (2)                           (2.0)               (2.7)
                                                                    ---------           ---------
                                                                        120.1                86.8
         Benefits and expenses:
           Benefits and claims                                            1.1                 1.2
           Amortization of DAC                                           26.4                19.5
           Other operating expenses                                      43.3                36.7
                                                                    ---------           ---------
                                                                         70.8                57.4
                                                                    ---------           ---------
         Operating income before federal income tax                 $    49.3           $    29.4
                                                                    =========           =========

         OTHER DATA (1)
         Statutory premiums and deposits (3)                        $ 2,289.0           $ 1,828.9
         Withdrawals                                                $   924.9           $   669.9
         Policy reserves as of period end                           $39,666.7           $25,300.6
         Ratio of policy charges to average policy reserves              1.33%                1.44%
         Pre-tax operating income to average policy reserves             0.54%                0.47%

         ----------
         (1) Excludes the fixed option under the variable annuity contracts which is reported in the Fixed Annuities segment.
         (2) The Company's method of allocating net investment income results in a charge (negative net investment income) to this segment which is recognized in the Corporate and Other segment. The charge relates to non-invested assets which support this segment on a statutory basis.
         (3) Statutory data have been derived from the Quarterly Statements of the Company's life insurance subsidiaries, as filed with insurance regulatory authorities and prepared in accordance with statutory accounting practices.

         Variable annuity segment results reflect substantially increased asset fee revenue partially offset by increases in DAC amortization and other operating expenses. Asset fees increased to $109.5 million in the first quarter of 1998, up 39% from $78.8 million in the same period a year ago. The increase in asset fees is due to continued growth in variable annuity policy reserve levels resulting from strong variable annuity sales and market appreciation on investments underlying reserves.

         Variable annuity policy reserves grew $5.18 billion during the first quarter of 1998 reaching $39.67 billion as of March 31, 1998 and have increased 57% compared to a year ago. The Company continues to sustain high sales growth through deeper penetration of existing distribution channels and expansion into new sales outlets. First quarter 1998 premiums grew across all distribution channels reaching $2.29 billion, 25% above year-ago first quarter sales of $1.83 billion and up 22% from fourth quarter 1997 premiums of $1.87 billion.

         Favorable equity market conditions during the first quarter of 1998 also contributed significantly to the growth in variable annuity policy reserves. Variable annuity policy reserves reflect market appreciation of $3.82 billion during the first three months of 1998. Over the past twelve months, variable annuity policy reserves have increased $9.19 billion as a result of market appreciation.

         The growth in amortization of DAC and other operating expenses reflects the overall growth in the variable annuity business.


         Fixed Annuities

         The Fixed Annuities segment consists of annuity contracts that generate a return for the customer at a specified interest rate, fixed for a prescribed period, with returns accumulating on a tax-deferred basis. Such contracts consist of single premium deferred annuities, flexible premium deferred annuities and single premium immediate annuities. The Fixed Annuities segment includes the fixed option under variable annuity contracts.

         The following table summarizes certain selected financial data for the Fixed Annuities segment for the periods indicated.

                                                                            THREE MONTHS ENDED
                                                                                 MARCH 31,
                                                                       ----------------------------
         (in millions of dollars)                                         1998               1997
         ----------------------------------------------------------    ---------          ---------
         INCOME STATEMENT DATA (1)
         Revenues:
           Policy charges                                              $     3.3          $     4.5
           Life insurance premiums                                           8.8               10.8
           Net investment income                                           277.2              269.5
                                                                       ---------          ---------
                                                                           289.3              284.8
                                                                       ---------          ---------
         Benefits and expenses:
           Interest credited to policyholder account balances              205.9              200.9
           Other benefits and claims                                         7.3               11.2
           Amortization of DAC                                              10.9               12.1
           Other operating expenses                                         20.2               23.0
                                                                       ---------          ---------
                                                                           244.3              247.2
                                                                       =========          =========
         Operating income before federal income tax                    $    45.0          $    37.6
                                                                       =========          =========

         OTHER DATA (1)
         Statutory premiums and deposits (2)                           $   498.1          $   560.4
         Withdrawals and benefits                                      $   545.8          $   543.3
         Policy reserves as of period end                              $14,229.1          $13,613.9
         Net interest spread on general account policy reserves             2.06%              2.08%
         Pre-tax operating income to average policy reserves                1.27%              1.11%

         ----------
         (1) Includes the fixed option under the variable annuity contracts.
         (2) Statutory data have been derived from the Quarterly Statements of the Company's life insurance subsidiaries, as filed with insurance regulatory authorities and prepared in accordance with statutory accounting practices.

         Fixed annuity segment results reflect an increase in interest spread income attributable to growth in fixed annuity policy reserves. Interest spread is the differential between net investment income and interest credited to policyholder account balances. Interest spreads vary depending on market conditions for crediting rates offered by competitors, performance of the investment portfolio, changes in market interest rates and other factors. The following table depicts the interest spreads on general account policy reserves in the Fixed Annuities segment for the first quarter of 1998 and 1997.

                                                     THREE MONTHS ENDED
                                                          MARCH 31,
                                                  ------------------------
                                                  1998                1997
                                                  ----                ----

         Net investment income                    8.01%               8.17%
         Interest credited                        5.95                6.09
                                                  ----                ----
                                                  2.06%               2.08%
                                                  ====                ====

         The Company experienced an increase in mortgage loan and bond prepayment fees in the first quarter of 1998 and such income accounted for approximately 9 basis points of the interest spread. The Company anticipates interest spreads over the next several quarters to be comparable to first quarter 1998, excluding the impact of mortgage loan and bond prepayment income.

         Fixed annuity policy reserves increased to $14.23 billion as of March 31, 1998 compared to $14.19 billion as of the end of 1997 and $13.61 billion a year ago.

         First quarter fixed annuity sales fell to $498.1 million in 1998 compared to $560.4 million in 1997, reflecting consumer preference for equity-linked variable products. Most of the Company's fixed annuity sales are premiums allocated to the fixed option of variable annuity contracts. First quarter 1998 fixed annuity sales include $402.4 million in premiums allocated to the fixed option under a variable annuity contract, compared to $412.6 million in first quarter 1997.

         The decrease in other benefits and claims in first quarter 1998 compared to a year ago is consistent with reduced premium levels.

         Life Insurance

         The Life Insurance segment consists of insurance products, including variable universal life insurance and corporate-owned life insurance products, that provide a death benefit and may also allow the customer to build cash value on a tax-deferred basis.

         The following table summarizes certain selected financial data for the Life Insurance segment for the periods indicated.

                                                                         THREE MONTHS ENDED
                                                                              MARCH 31,
                                                                     --------------------------
         (in millions of dollars)                                       1998             1997
         ------------------------------------------------------      ---------        ---------
         INCOME STATEMENT DATA
         Revenues:
           Cost of insurance charges                                 $    19.3        $    15.9
           Other policy charges                                           11.5              8.4
                                                                     ---------        ---------
             Total policy charges                                         30.8             24.3
           Life insurance premiums                                        44.4             44.6
           Net investment income                                          53.1             45.6
           Other                                                           0.2              0.1
                                                                     ---------        ---------
                                                                         128.5            114.6
                                                                     ---------        ---------
         Benefits and expenses:
           Interest credited to policyholder account balances             24.8             17.7
           Other benefits and claims                                      37.9             36.8
           Policyholder dividends                                         10.8             10.6
           Amortization of DAC                                            10.4             11.8
           Other operating expenses                                       23.4             20.7
                                                                     ---------        ---------
                                                                         107.3             97.6
                                                                     ---------        ---------
         Operating income before federal income tax                  $    21.2        $    17.0
                                                                     =========        =========

         OTHER DATA
         Statutory premiums (1):
           Traditional and universal life insurance                  $    59.3        $    60.8
           Individual investment life insurance                      $    67.5        $    46.6
           Corporate investment life insurance                       $    89.9        $    30.0
         Policy reserves as of period end:
           Traditional and universal life insurance                  $ 2,389.2        $ 2,313.6
           Individual investment life insurance                      $ 1,031.1        $   655.8
           Corporate investment life insurance                       $   316.6        $    51.1
         Life insurance in force:
           Traditional and universal life insurance                  $27,326.7        $28,323.6
           Individual investment life insurance                      $12,411.4        $ 8,732.3
           Corporate investment life insurance                       $   475.4        $    74.1

         ----------
         (1) Statutory data have been derived from the Quarterly Statements of the Company's life insurance subsidiaries, as filed with insurance regulatory authorities and prepared in accordance with statutory accounting practices.

         Life Insurance segment results reflect increased policy charge revenue driven by growth in investment life insurance in force and policy reserves partially offset by higher expense levels.

         Investment life insurance (which includes individual variable universal life insurance and corporate-owned life insurance products) policy charges were $18.7 million in the first quarter of 1998, a 52% increase compared to $12.3 million for the first quarter of 1997. The growth in investment life insurance policy charges is attributable to growth in individual investment variable life insurance policy reserves which reached $932.6 million as of the end of the first quarter 1998 up $355.5 million from a year ago. Policy reserve growth continues to be driven by strong sales from both independent broker/dealers and Nationwide Insurance Enterprise insurance agents. Investment life insurance sales to individuals during the first quarter of 1998 reached $67.5 million compared to $46.6 million in the first quarter of 1997. The Company anticipates continued sales growth in 1998 for investment life insurance products.

         During the first quarter of 1998, the Company continued its entry into the corporate-owned life insurance market recording $89.9 million in corporate-owned life insurance premiums compared to $30.0 million in the year ago first quarter. In addition, at the end of April 1998, the Company had approximately $270 million of corporate-owned life insurance premiums in process which will be issued during the second and third quarters. As of March 31, 1998 the company had $316.6 in corporate-owned life insurance policy reserves.

         The increase in operating expenses is due to the increase in policies in force and continued spending on a new policy administration system for traditional life insurance policies.

         Corporate and Other

         The following table summarizes certain selected financial data for the Corporate and Other segment for the periods indicated.

                                                                         THREE MONTHS ENDED
                                                                              MARCH 31,
                                                                      ------------------------
         (in millions of dollars)                                       1998            1997
         --------------------------------------------------------     --------        --------
         INCOME STATEMENT DATA
         Revenues:
           Net investment income                                      $   42.0        $   32.0
           Other                                                          11.1             8.3
                                                                      --------        --------
                                                                          53.1            40.3
                                                                      --------        --------
         Benefits and expenses:
           Interest credited to policy reserves                           31.2            28.6
           Other operating expenses                                       15.2            13.4
                                                                      --------        --------
                                                                          46.4            42.0
                                                                      --------        --------
         Operating income (loss) before federal income tax (1)        $    6.7        $   (1.7)
                                                                      ========        ========

         OTHER DATA
         Statutory premiums and deposits (2)                          $   59.8        $   51.5
         Withdrawals and benefits                                     $   54.3        $   76.0
         Policy reserves as of period end                             $4,034.0        $3,325.9
         Nationwide retail mutual fund assets (3)                     $2,905.2        $2,163.9

         ----------
         (1) Excludes realized gains and losses on investments.
         (2) Statutory data have been derived from the Quarterly Statements of the Company's life insurance subsidiaries, as filed with insurance regulatory authorities and prepared in accordance with statutory accounting practices.
         (3) Excludes mutual funds selected as investment options under the Company's variable annuity and variable universal life insurance contracts and mutual funds selected as investment options under Nationwide Insurance Enterprise employee and agent benefit plans.

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

         Growth in interest spread income and other income was driven by increased policy reserves related to Nationwide Insurance Enterprise employee and agent benefit plans and strong first quarter 1998 sales from the Company's investment advisor subsidiary, respectively.

         In addition to the operating revenues previously presented, the Company also reports realized gains and losses on investments in the Corporate and Other segment. The Company realized net investment gains of $16.6 million and $21.1 million during the first quarter of 1998 and 1997, respectively.


                           PART II - OTHER INFORMATION

ITEM 1   LEGAL PROCEEDINGS

         The Company is a party to litigation and arbitration proceedings in the ordinary course of its business, none of which is expected to have a material adverse effect on the Company.

         In recent years, life insurance companies have been named as defendants in lawsuits, including class action lawsuits, relating to life insurance and annuity pricing and sales practices. A number of these lawsuits have resulted in substantial jury awards or settlements.

         In February 1997, NLIC was named as a defendant in a lawsuit filed in New York Supreme Court related to the sale of whole life policies on a "vanishing premium" basis (John H. Snyder v. Nationwide Life Insurance Co.). The plaintiff in such lawsuit seeks to represent a national class of NLIC's policyholders and claims unspecified compensatory and punitive damages. This lawsuit has not been certified as a class action. On April 22, 1997, a motion to dismiss the Snyder complaint in its entirety was filed by the defendants, and the plaintiff has opposed such motion.

         In April 1998, NLIC was named as a defendant in a lawsuit filed in Ohio State Court similar to the Snyder lawsuit (David Mishler v. Nationwide Life Insurance Co.). The plaintiff in such lawsuit seeks to represent a similar class, makes similar allegations and seeks unspecified compensatory and punitive damages. NLIC has until June 9, 1998 to answer or make a motion with respect to this complaint.

         In November 1997, two plaintiffs, one who was the owner of a variable life insurance contract and the other who was the owner of a variable annuity contract, commenced an action in a federal court in Texas against NLIC and the American Century group of defendants (Robert Young and David D. Distad v. Nationwide Life Insurance Company et al.). In this action, plaintiffs seek to represent a class of variable life insurance contract owners and variable annuity contract owners whom they claim were allegedly misled when purchasing these variable contracts into believing that the performance of their subaccount mutual fund managed by American Century, whose shares may only be purchased by insurance companies, would track the performance of a mutual fund, also managed by American Century, whose shares are publicly traded. The amended complaint seeks unspecified compensatory and punitive damages. On April 27, 1998, the Court denied, in part, and granted, in part, motions to dismiss the complaint filed by NLIC and American Century. This lawsuit is in an early stage and has not been certified as a class action. NLIC intends to defend this case vigorously.

         There can be no assurance that any litigation relating to pricing or sales practices will not have a material adverse effect on the Company in the future.

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

         None.

ITEM 6   EXHIBITS AND REPORTS ON FORM 8-K

         (a)     Exhibits:

                 27   Financial Data Schedule (electronic filing only)

         (b)     Reports on Form 8-K:

                 No reports on Form 8-K were filed during the three month period ended March 31, 1998.

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


                                         NATIONWIDE LIFE INSURANCE COMPANY
                                         ---------------------------------
                                                    (Registrant)

Date: May 15, 1998                 /s/Mark R. Thresher
                                   ---------------------------------------------
                                   Mark R. Thresher, Vice President - Controller
                                                     (Chief Accounting Officer)