Form 10-Q
period 1998-06-30
NATIONWIDE LIFE INSURANCE CO
filed 1998-08-12
CIK 205695

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                      ------------------------------------

                                    FORM 10-Q


                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1998        COMMISSION FILE NO. 2-28596


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

  All voting stock was held by affiliates of the Registrant on August 1, 1998.

COMMON STOCK (par value $1 per share) - 3,814,779 shares issued and outstanding
   (Title of Class)                     as of August 1, 1998


THE REGISTRANT MEETS THE CONDITIONS SET FORTH IN GENERAL INSTRUCTION H(1)(a) AND
(b) OF FORM 10-Q AND IS THEREFORE FILING THIS FORM WITH THE REDUCED DISCLOSURE FORMAT.

               NATIONWIDE LIFE INSURANCE COMPANY AND SUBSIDIARIES

                                    FORM 10-Q


                                      INDEX

PART I     FINANCIAL INFORMATION

           Item 1   Unaudited Consolidated Financial Statements                    3

           Item 2   Management's Narrative Analysis of the Results of Operations  11

PART II    OTHER INFORMATION

           Item 1   Legal Proceedings                                             22

           Item 2   Changes in Securities                                         23

           Item 3   Defaults Upon Senior Securities                               23

           Item 4   Submission of Matters to a Vote of Security Holders           23

           Item 5   Other Information                                             23

           Item 6   Exhibits and Reports on Form 8-K                              23

SIGNATURE                                                                         24

                         PART I - FINANCIAL INFORMATION

ITEM 1         UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

                             NATIONWIDE LIFE INSURANCE COMPANY AND SUBSIDIARIES
                     (a wholly owned subsidiary of Nationwide Financial Services, Inc.)
                                      Consolidated Statements of Income
                                                 (Unaudited)
                                          (in millions of dollars)
                                                            THREE MONTHS ENDED          SIX MONTHS ENDED
                                                                 JUNE 30,                   JUNE 30,
                                                            ------------------       ----------------------
                                                             1998        1997          1998          1997
                                                            ------      ------       --------      --------
REVENUES
  Policy charges                                            $175.0      $129.7       $  334.0      $  250.1
  Life insurance premiums                                     52.0        50.3          105.2         105.7
  Net investment income                                      367.0       351.3          731.5         692.3
  Realized gains (losses) on investments                       5.0       (11.9)          21.6           9.2
  Other                                                       16.8        15.9           31.1          25.7
                                                            ------      ------       --------      --------
                                                             615.8       535.3        1,223.4       1,083.0
                                                            ------      ------       --------      --------

BENEFITS AND EXPENSES
  Interest credited to policyholder account balances         264.7       253.7          526.6         500.9
  Other benefits and claims                                   40.6        43.3           86.9          92.5
  Policyholder dividends on participating policies            11.5        11.6           22.3          22.2
  Amortization of deferred policy acquisition costs           54.1        39.6          101.8          83.0
  Other operating expenses                                   106.6        94.2          208.7         188.1
                                                            ------      ------       --------      --------
                                                             477.5       442.4          946.3         886.7
                                                            ------      ------       --------      --------

  Income before federal tax expense                          138.3        92.9          277.1         196.3
Federal tax expense                                           47.5        32.5           95.2          69.2
                                                            ------      ------       --------      --------
  Net income                                                $ 90.8      $ 60.4       $  181.9      $  127.1
                                                            ======      ======       ========      ========

See accompanying notes to unaudited consolidated financial statements.

                              NATIONWIDE LIFE INSURANCE COMPANY AND SUBSIDIARIES
                      (a wholly owned subsidiary of Nationwide Financial Services, Inc.)
                                          Consolidated Balance Sheets
                              (in millions of dollars, except per share amounts)
                                                                                  (UNAUDITED)
                                                                                    JUNE 30,     DECEMBER 31,
ASSETS                                                                               1998           1997
                                                                                  -----------    ------------
Investments:
   Securities available-for-sale, at fair value:
      Fixed maturity securities (cost $13,140.3 in 1998; $12,732.9 in 1997)        $13,611.2      $13,204.1
      Equity securities (cost $82.5 in 1998; $67.8 in 1997)                             99.1           80.4
   Mortgage loans on real estate, net                                                5,241.5        5,181.6
   Real estate, net                                                                    274.8          311.4
   Policy loans                                                                        441.6          415.3
   Other long-term investments                                                          22.7           25.2
   Short-term investments                                                              192.1          358.4
                                                                                   ---------      ---------
                                                                                    19,883.0       19,576.4
                                                                                   ---------      ---------

Cash                                                                                     5.9          175.6
Accrued investment income                                                              213.8          210.5
Deferred policy acquisition costs                                                    1,859.1        1,665.4
Other assets                                                                           407.0          438.4
Assets held in Separate Accounts                                                    45,974.9       37,724.4
                                                                                   ---------      ---------
                                                                                   $68,343.7      $59,790.7
                                                                                   =========      =========

LIABILITIES AND SHAREHOLDER'S EQUITY
Future policy benefits and claims                                                  $18,982.9      $18,702.8
Other liabilities                                                                      823.2          885.6
Liabilities related to Separate Accounts                                            45,974.9       37,724.4
                                                                                   ---------      ---------
                                                                                    65,781.0       57,312.8
                                                                                   ---------      ---------

Shareholder's equity:
  Capital shares, $1 par value.  Authorized 5.0 million shares, issued and
    outstanding 3.8 million shares                                                       3.8            3.8
  Additional paid-in capital                                                           914.7          914.7
  Retained earnings                                                                  1,394.2        1,312.3
  Accumulated other comprehensive income                                               250.0          247.1
                                                                                   ---------      ---------
                                                                                     2,562.7        2,477.9
                                                                                   ---------      ---------
                                                                                   $68,343.7      $59,790.7
                                                                                   =========      =========

See accompanying notes to unaudited consolidated financial statements.

                                NATIONWIDE LIFE INSURANCE COMPANY AND SUBSIDIARIES
                        (a wholly owned subsidiary of Nationwide Financial Services, Inc.)
                                 Consolidated Statements of Shareholder's Equity
                                                   (Unaudited)
                                     Six Months Ended June 30, 1998 and 1997
                                             (in millions of dollars)
                                                                                         ACCUMULATED
                                                             ADDITIONAL                     OTHER         TOTAL
                                                  COMMON      PAID-IN        RETAINED   COMPREHENSIVE  SHAREHOLDER'S
                                                  STOCK       CAPITAL        EARNINGS       INCOME        EQUITY
                                                 --------    ----------     ----------  -------------  -------------
1997
BALANCE, JANUARY 1, 1997                           $3.8       $ 527.9       $1,432.6       $173.6       $2,137.9

Comprehensive income:
  Net income                                        --          --             127.1         --            127.1
  Unrealized net losses on securities
    available-for-sale arising during the period    --          --             --           (32.4)         (32.4)
                                                                                                        --------
  Total comprehensive income                                                                                94.7
                                                                                                        --------
Capital contributions                               --          836.8          --            --            836.8
Dividends to shareholder                            --         (450.0)        (400.0)        --           (850.0)
                                                   ----       -------       --------       ------       --------
BALANCE, JUNE 30, 1997                             $3.8       $ 914.7       $1,159.7       $141.2       $2,219.4
                                                   ====       =======        =======       ======       ========



1998
  BALANCE, JANUARY 1, 1998                         $3.8       $ 914.7       $1,312.3       $247.1       $2,477.9

Comprehensive income:
  Net income                                        --          --             181.9         --            181.9
  Unrealized net losses on securities
    available-for-sale arising during the period    --          --             --             2.9            2.9
                                                                                                         --------
  Total comprehensive income                                                                                184.8
                                                                                                         --------
Dividend to shareholder                                                       (100.0)                      (100.0)
                                                   ----       -------        -------       ------        --------
BALANCE, JUNE 30, 1998                             $3.8       $ 914.7       $1,394.2       $250.0        $2,562.7
                                                   ====       =======        =======       ======        ========

See accompanying notes to unaudited consolidated financial statements.

                              NATIONWIDE LIFE INSURANCE COMPANY AND SUBSIDIARIES
                      (a wholly owned subsidiary of Nationwide Financial Services, Inc.)
                                    Consolidated Statements of Cash Flows
                                                 (Unaudited)
                                    Six Months Ended June 30, 1998 and 1997
                                           (in millions of dollars)
                                                                                        1998         1997
                                                                                      ---------    ---------
CASH FLOWS FROM OPERATING ACTIVITIES
Net income                                                                            $   181.9    $   127.1
Adjustments to reconcile net income to net cash provided by operating activities:
  Interest credited to policyholder account balances                                      526.6        500.9
  Capitalization of deferred policy acquisition costs                                    (294.6)      (235.7)
  Amortization of deferred policy acquisition costs                                       101.8         83.0
  Amortization and depreciation                                                            (4.4)         2.0
  Realized gains on investments, net                                                      (21.6)        (9.2)
  (Increase) decrease in accrued investment income                                         (3.3)         1.1
  Decrease in other assets                                                                 30.4         21.7
  (Decrease) increase in policy liabilities                                                (2.3)        60.5
  Decrease in other liabilities                                                           (63.9)       (19.8)
  Other, net                                                                               (6.3)        (2.2)
                                                                                      ---------    ---------
    Net cash provided by operating activities                                             444.3        529.4
                                                                                      ---------    ---------

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from maturity of securities available-for-sale                                   761.6        437.7
Proceeds from sale of securities available-for-sale                                       464.4        225.9
Proceeds from repayments of mortgage loans on real estate                                 337.5        164.7
Proceeds from sale of real estate                                                          58.7         23.2
Proceeds from repayments of policy loans and sale of other invested assets                 14.1         21.9
Cost of securities available-for-sale acquired                                         (1,637.1)    (1,236.6)
Cost of mortgage loans on real estate acquired                                           (401.1)      (418.6)
Cost of real estate acquired                                                               (0.3)       (21.5)
Policy loans issued and other invested assets acquired                                    (33.9)       (37.8)
Short-term investments, net                                                               166.3       (282.7)
                                                                                      ---------    ---------
    Net cash used in investing activities                                                (269.8)    (1,123.8)
                                                                                      ---------    ---------

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from capital contributions                                                      --            836.8
Cash dividends paid to shareholder                                                       (100.0)      --
Increase in investment product and universal life insurance product
  account balances                                                                      1,278.5      1,010.3
Decrease in investment product and universal life insurance product
  account balances                                                                     (1,522.7)    (1,210.1)
                                                                                      ---------    ---------
    Net cash (used in) provided by financing activities                                  (344.2)       637.0
                                                                                      ---------    ---------

Net (decrease) increase in cash                                                          (169.7)        42.6

Cash, beginning of period                                                                 175.6         43.8
                                                                                      ---------    ---------
Cash, end of period                                                                   $     5.9    $    86.4
                                                                                      =========    =========


See accompanying notes to unaudited consolidated financial statements.

               NATIONWIDE LIFE INSURANCE COMPANY AND SUBSIDIARIES
       (a wholly owned subsidiary of Nationwide Financial Services, Inc.)

              Notes to Unaudited Consolidated Financial Statements
                         Six Months Ended June 30, 1998


(1)      Basis of Presentation
---      ---------------------

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

(2)   Comprehensive Income
---   --------------------

         Pursuant to the Financial Accounting Standards Board (FASB) Statement No. 130, "Reporting Comprehensive Income", the Consolidated Statements of Shareholders' Equity include a new measure called "Comprehensive Income". Comprehensive Income includes net income as well as certain items that are reported directly within a separate component of shareholders' equity that bypass net income. Currently, the Company's only component of Other Comprehensive Income is unrealized gains (losses) on securities available-for-sale. The related before and after federal tax amounts are as follows:

                                                          THREE MONTHS ENDED       SIX MONTHS ENDED
(in millions of dollars)                                        JUNE 30,                JUNE 30,
------------------------                                  -------------------      -------------------
                                                           1998         1997        1998         1997
                                                          ------       ------      ------       ------
Unrealized gains (losses) on securities
 available-for-sale arising during the period:
    Gross                                                  $28.9       $139.3       $ 7.1       $(62.5)
    Adjustment to deferred policy acquisition costs         (6.9)       (47.6)        0.9         18.6
    Related federal tax (expense) benefit                   (7.6)       (32.1)       (2.8)        15.3
                                                           -----       ------       -----       ------
      Net                                                   14.4         59.6         5.2        (28.6)
                                                           -----       ------       -----       ------

Reclassification adjustment for net (gains) losses
 on securities available-for-sale realized during
 the period:
    Gross                                                   (0.6)        11.1        (3.5)        (5.9)
    Related federal tax expense (benefit)                    0.2         (3.9)        1.2          2.1
                                                           -----       ------       -----       ------
      Net                                                   (0.4)         7.2        (2.3)        (3.8)
                                                           -----       ------       -----       ------

Total Other Comprehensive Income (Loss)                    $14.0       $ 66.8       $ 2.9       $(32.4)
                                                           =====       ======       =====       ======

               NATIONWIDE LIFE INSURANCE COMPANY AND SUBSIDIARIES
       (a wholly owned subsidiary of Nationwide Financial Services, Inc.)
         Notes to Unaudited Consolidated Financial Statements, Continued

(3)      Accounting Pronouncements
---      -------------------------

         On January 1, 1998 the Company adopted FASB Statement No. 131, "Disclosures about Segments of an Enterprise and Related Information" (FAS 131). FAS 131 superseded FASB Statement No. 14, "Financial Reporting for Segments of a Business Enterprise." FAS 131 establishes standards for public business enterprises to report information about operating segments in annual financial statements and selected information about operating segments in interim financial reports. FAS 131 also establishes standards for related disclosures about products and services, geographic areas, and major customers. The adoption of FAS 131 did not affect results of operations or financial position, nor did it affect the manner in which the Company defines its operating segments. The segment information required for interim reports is included in note 4.

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

         In June 1998, the FASB issued Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities" (FAS 133). FAS 133 establishes accounting and reporting standards for derivative instruments and for hedging activities. Contracts that contain embedded derivatives, such as certain insurance contracts, are also addressed by the Statement. FAS 133 requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. The Statement is effective for all fiscal quarters of fiscal years beginning after June 15, 1999 with earlier application permitted. The Company is currently evaluating the impact of this Statement on results of operations and financial condition.

(4)      Segment Disclosures
---      -------------------

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


The following table summarizes the financial results of the Company's business segments for the three months ended June 30, 1998 and 1997.

                                        VARIABLE     FIXED       LIFE       CORPORATE
(in millions of dollars)                ANNUITIES   ANNUITIES  INSURANCE    AND OTHER      TOTAL
------------------------------------   -----------  ---------  ---------    ----------    -------
1998
Operating revenue (1)                    $135.7      $286.2      $135.5      $ 53.4       $610.8
Benefits and expenses                      80.0       243.1       113.0        41.4        477.5
                                         ------      ------      ------      ------       ------
  Operating income before federal
    income tax                             55.7        43.1        22.5        12.0        133.3
Realized gains on investments               --          --          --          5.0          5.0
                                         ------      ------      ------      ------       ------
Consolidated income before
  federal income tax                     $ 55.7      $ 43.1      $ 22.5      $ 17.0       $138.3
                                         ======      ======      ======      ======       ======

1997
Operating revenue (1)                    $ 94.0      $282.2      $116.0      $ 55.0       $547.2
Benefits and expenses                      59.2       238.1       102.3        42.8        442.4
                                         ------      ------      ------      ------       ------
  Operating income before federal
    income tax                             34.8        44.1        13.7        12.2        104.8
Realized losses on investments              --          --          --        (11.9)       (11.9)
                                         ------      ------      ------      ------       ------
Consolidated income before
  federal income tax                     $ 34.8      $ 44.1      $ 13.7      $  0.3       $ 92.9
                                         ======      ======      ======      ======       ======

----------
(1) Excludes realized gains and losses on investments.

               NATIONWIDE LIFE INSURANCE COMPANY AND SUBSIDIARIES
       (a wholly owned subsidiary of Nationwide Financial Services, Inc.)
         Notes to Unaudited Consolidated Financial Statements, Continued


The following table summarizes the financial results of the Company's business segments for the six months ended June 30, 1998 and 1997.

                                         VARIABLE           FIXED           LIFE         CORPORATE
(in millions of dollars)                 ANNUITIES        ANNUITIES       INSURANCE      AND OTHER         TOTAL
-----------------------------------      ---------        ---------       ---------      ---------       ---------
1998
Operating revenue (1)                    $   255.8        $   575.5        $  264.0       $  106.5       $ 1,201.8
Benefits and expenses                        150.8            487.4           220.3           87.8           946.3
                                         ---------        ---------        --------       --------       ---------
  Operating income before federal
    income tax                               105.0             88.1            43.7           18.7           255.5
Realized gains on investments                 --               --              --             21.6            21.6
                                         ---------        ---------        --------       --------       ---------
Consolidated income before
  federal income tax                     $   105.0        $    88.1        $   43.7       $   40.3       $   277.1
                                         =========        =========        ========       ========       =========

Assets as of period end                  $43,113.0        $14,549.5        $4,706.0       $5,975.2       $68,343.7
                                         =========        =========        ========       ========       =========

1997
Operating revenue (1)                    $   180.8        $   567.0        $  230.6       $   95.4       $ 1,073.8
Benefits and expenses                        116.6            485.3           199.9           84.9           886.7
                                         ---------        ---------        --------       --------       ---------
  Operating income before federal
    income tax                                64.2             81.7            30.7           10.5           187.1
Realized gains on investments                 --               --              --              9.2             9.2
                                         ---------        ---------        --------       --------       ---------
Consolidated income before
  federal income tax                     $    64.2        $    81.7        $   30.7       $   19.7       $   196.3
                                         =========        =========        ========       ========       =========

Assets as of period end                  $30,791.9        $13,974.5        $3,604.0       $5,255.5       $53,625.9
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

              Management's discussion and analysis contains certain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 with respect to the results of operations and businesses of the Company. These forward-looking statements involve certain risks and uncertainties. Factors that may cause actual results to differ materially from those contemplated or projected, forecast, estimated or budgeted in such forward looking statements include, among others, the following possibilities: (i) the potential impact on the Company's reported net income that could result from the adoption of certain accounting standards issued by the FASB;
              (ii) tax law changes impacting the tax treatment of life insurance and investment products; (iii) heightened competition, including specifically the intensification of price competition, the entry of new competitors and the development of new products by new and existing competitors; (iv) adverse state and federal legislation and regulation, including limitations on premium levels, increases in minimum capital and reserves, and other financial viability requirements; (v) failure to expand distribution channels in order to obtain new customers or failure to retain existing customers;
              (vi) inability to carry out marketing and sales plans, including, among others, changes to certain products and acceptance of the revised products in the market; (vii) changes in interest rates and the stock markets causing a reduction of investment income or asset fees, reduction in the value of the Company's investment portfolio or a reduction in the demand for the Company's products;
              (viii) general economic and business conditions which are less favorable than expected; (ix) unanticipated changes in industry trends and ratings assigned by nationally recognized statistical rating organizations or A.M. Best Company; and (x) inaccuracies in assumptions regarding future persistency, mortality, morbidity and interest rates used in calculating reserve amounts.

              RESULTS OF OPERATIONS

              In addition to net income, the Company reports net operating income, which excludes realized investment gains and losses. Net operating income is commonly used in the insurance industry as a measure of on-going earnings performance.

              The following table reconciles the Company's reported net income to net operating income for the three and six month periods ended June 30, 1998 and 1997.

                                                                            THREE MONTHS ENDED         SIX MONTHS ENDED
                                                                                 JUNE 30,                   JUNE 30,
                                                                            ----------------------------------------------
                  (in millions of dollars)                                   1998         1997        1998           1997
                  --------------------------------------------------        -----        -----       ------         ------
                  Net income                                                $90.8        $60.4       $181.9         $127.1
                  Realized (gains) losses on investments, net of tax         (3.3)         7.6        (14.1)          (6.2)
                                                                            -----        -----       ------         ------
                    Net operating income                                    $87.5        $68.0       $167.8         $120.9
                                                                            =====        =====       ======         ======

              Revenues

              Total revenues for second quarter 1998, excluding realized gains and losses on investments, increased to $610.8 million compared to $547.2 million for the same period in 1997. For the first six months of 1998 and 1997, total revenues excluding realized gains and losses on investments were $1.20 billion and $1.07 billion, respectively. Increases in policy charges and net investment income were the key drivers to revenue growth.

              Policy charges include asset fees, which are primarily earned on variable annuity policy reserves; administration fees, which include fees charged per contract on a variety of the Company's products and premium loads on universal life insurance products; surrender fees, which are charged as a percentage of premiums withdrawn during a specified period of annuity and certain life insurance contracts; and cost of insurance charges earned on universal life insurance products. Policy charges for the comparable periods of 1998 and 1997 were as follows:

                                                    THREE MONTHS ENDED           SIX MONTHS ENDED
                                                          JUNE 30,                    JUNE 30,
                                                   --------------------        --------------------
                  (in millions of dollars)          1998          1997          1998          1997
                  --------------------------       ------        ------        ------        ------
                  Asset fees                       $126.0        $ 89.1        $239.2        $171.0
                  Administrative fees                17.1          15.9          34.0          30.3
                  Surrender fees                     10.2           7.8          19.8          16.0
                  Cost of insurance charges          21.7          16.9          41.0          32.8
                                                   ------        ------        ------        ------
                    Total policy charges           $175.0        $129.7        $334.0        $250.1
                                                   ======        ======        ======        ======

              The growth in asset fees reflects a 40% increase in total separate account assets which reached $45.97 billion as of June 30, 1998 compared to $32.87 billion a year ago. Steady growth in premiums and market appreciation have contributed significantly to the increase in separate account assets.

              Net investment income includes the investment income earned on investments supporting fixed annuities and certain life insurance products as well as the yield on the Company's general account invested assets which are not allocated to product segments. Net investment income grew from $351.3 million and $692.3 million in the second quarter and first half of 1997, respectively, to $367.0 million and $731.5 million in the comparable periods of 1998 primarily due to increased invested assets to support growth in fixed annuity and life insurance policy reserves. Fixed annuity policy reserves, which include the fixed option of variable annuity contracts, increased to $14.26 billion as of June 30, 1998 compared to $14.19 billion as of December 31, 1997 and $13.72 billion a year ago.

              The Company does not consider realized gains and losses on investments to be recurring components of earnings. The Company makes decisions concerning the sale of invested assets based on a variety of market, business, tax and other factors. Net realized gains (losses) on investments were $5.0 million and ($11.9) million for second quarter 1998 and 1997, respectively. For the first six months of 1998, the Company reported realized gains on investments of $21.6 million compared to $9.2 million of realized gains for the first six months of 1997.

              Benefits and Expenses

              Interest credited to policyholder account balances principally relates to fixed annuity products. For the second quarter and first six months of 1998 interest credited totaled $264.7 million and $526.6 million, respectively, compared to $253.7 million and $500.9 million in the same periods of 1997. The growth in interest credited reflects the increase in fixed annuity and life insurance policy reserves previously discussed, partially offset by reduced average crediting rates. The average crediting rate on fixed annuity policy reserves was 5.96% and 5.95% during the second quarter and first six months of 1998 compared to 6.21% and 6.14% in the comparable periods of 1997.

              The significant growth in the Variable Annuities segment business is the primary reason for the increase in amortization of deferred policy acquisition costs (DAC) which totaled $54.1 million and $39.6 million in second quarter of 1998 and 1997, respectively. On a year to date basis, DAC totaled $101.8 million in 1998 compared to $83.0 million in 1997.

              Operating expenses increased 13% to $106.6 million in second quarter 1998 compared to $94.2 million in second quarter 1997. For the first half of 1998, operating expenses were $208.7 million, up 11% from $188.1 million for the first half of 1997. The increases reflect growth in the number of annuity and life insurance contracts in force and the related increase in administrative processing costs. Operating expenses also include costs of certain technology initiatives including projects related to the Year 2000.

              Federal tax expense was $47.5 million and $32.5 million, representing effective tax rates of 34.3% and 35.0% for second quarter 1998 and 1997, respectively. For the first six months of 1998 and 1997 federal tax expense was $95.2 million and $69.2 million, representing effective tax rates of 34.4% and 35.3%, respectively.

              Year 2000

              The Company has developed and implemented a plan to address issues related to the Year 2000. The problem relates to many existing computer systems using only two digits to identify a year in a date field. These systems were designed and developed without considering the impact of the upcoming change in the century. If not corrected, many computer systems could fail or create erroneous results when processing information dated after December 31, 1999. Like many organizations, the Company is required to renovate or replace many computer systems so that the systems will function properly after December 31, 1999. The Company has completed an inventory and assessment of all computer systems and has developed a plan to renovate or replace all applications that were identified as not Year 2000 compliant. As of the end of July 1998, the Company has renovated 97% of all applications that required renovation. Testing of the renovated programs is in process, including running each application with the date moved forward to Year 2000. The Company expects to complete the testing of all renovated applications by the end of 1998. For applications being replaced, the Company anticipates all replacement systems to be in place and functioning by the end of 1998. Contingency plans are substantially completed which identify actions to be taken should the Company's renovation and replacement strategies fall behind schedule.

              The Company is also completing an inventory and assessment of all vendor products. As of the end of July 1998, 83% of products had been assessed and 69% were Year 2000 compliant. The Company is certifying that each vendor product is Year 2000 compliant. At the end of July 1998, 24% of vendor products that were identified as Year 2000 compliant had been certified. The Company anticipates having all vendor products assessed and certified by the end of 1998. Any vendor products that can not be certified as Year 2000 compliant will be replaced or eliminated.

              In addition to resolving internal Year 2000 readiness issues, the Company is working with all external organizations (business partners) to assess Year 2000 issues associated with the exchange of electronic data. The Company has completed an inventory and assessment of all interfaces with business partners and is in process of testing those interfaces. The Company has also initiated plans to survey producer business partners to ascertain their Year 2000 readiness.

              Operating expenses in the first six months of 1998 and 1997 include approximately $22.6 million and $22.5 million, respectively, for technology projects, including costs related to Year 2000. In the second half of 1998, the Company anticipates spending an amount comparable to expense for the first half of 1998. At this time, no significant Year 2000 costs are anticipated in 1999. Management does not anticipate that the completion of Year 2000 renovation and replacement activities will result in a reduction in operating expenses. Rather, personnel and resources currently allocated to Year 2000 issues will be assigned to other technology-related projects.

              Statutory Premiums and Deposits

              The Company sells its products through a broad distribution network comprised of wholesale and retail distribution channels. Wholesale distributors are unaffiliated entities that sell the Company's products to their own customer base and include independent broker/dealers, national and regional wirehouses, financial institutions, pension plan administrators and life specialists. The Company has access to over 1,100 independent broker/dealers and over 30,000 registered representatives who sell individual and group variable annuities, fixed annuities and variable life insurance in all 50 states and the District of Columbia. The Company currently has relationships with 185 financial institutions selling individual variable and fixed annuities (under the Company's brand name and on a private-label basis), variable universal life insurance and group pension products. Over 250 regional pension plan administrators market the Company's group variable and fixed annuities to employers sponsoring employee retirement programs.

              Retail distributors are representatives of the Company who market products directly to a customer base identified by the Company and include exclusive retail sales representatives of the Company's distribution subsidiaries and Nationwide Insurance Enterprise insurance agents. The Company markets products on a retail basis to state and local governments and to teachers through its subsidiary distribution organizations. Approximately 4,300 Nationwide Insurance Enterprise insurance agents are licensed to sell life insurance and individual annuities primarily targeting holders of personal automobile and homeowners' insurance policies issued by the Nationwide Insurance Enterprise.

              Statutory premiums and deposits by distribution channel are summarized as follows:

                                                                  THREE MONTHS ENDED,              SIX MONTHS ENDED,
                                                                       JUNE 30,                         JUNE 30,
                                                               ------------------------        ------------------------
               (in millions of dollars)                          1998            1997            1998            1997
               --------------------------------------------    --------        --------        --------        --------
               WHOLESALE CHANNELS
                 Independent broker/dealers                    $1,050.5        $  971.2        $1,925.9        $1,827.1
                 National and regional wirehouses (1)              88.5            --             174.5            --
                 Financial institutions                           642.7           378.1         1,092.0           719.4
                 Pension plan administrators                      696.6           530.9         1,430.7         1,138.8
                 Life specialists                                 364.6            15.0           454.5            45.0
                                                               --------        --------        --------        --------
                    Total wholesale channels                    2,842.9         1,895.2         5,077.6         3,730.3
                                                               --------        --------        --------        --------
               RETAIL CHANNELS
                 Exclusive retail sales representatives           543.0           429.1         1,129.0           978.8
                 Nationwide agents                                303.5           152.7           486.6           294.6
                                                               --------        --------        --------        --------
                    Total retail channels                         846.5           581.8         1,615.6         1,273.4
                                                               --------        --------        --------        --------
               Total external premiums and deposits             3,689.4         2,477.0         6,693.2         5,003.7
                                                               ========        ========        ========        ========
               Nationwide Insurance Enterprise employee
                 and agent benefit plans                           55.7            19.1           115.5            70.6
                                                               --------        --------        --------        --------
               Total statutory premiums and deposits           $3,745.1        $2,496.1        $6,808.7        $5,074.3
                                                               ========        ========        ========        ========

              --------
              (1) Prior to 1998, national and regional wirehouse sales were included in independent broker/dealer sales.

              Excluding Nationwide Insurance Enterprise benefit plan sales, the Company achieved sales growth of 49% in the second quarter of 1998 compared to the second quarter of 1997. On a year to date basis, sales have increased 34% in 1998 compared to 1997. The Company believes it is well positioned to achieve its goal of 20% annual growth in external sales in 1998.

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

              The Company offers corporate-owned life insurance (COLI). Corporations purchase COLI to provide protection against the death of selected employees and to fund non-qualified benefit plans.

              External statutory premiums and deposits by product are summarized as follows.

                                                                 THREE MONTHS ENDED,              SIX MONTHS ENDED
                                                                      JUNE 30,                        JUNE 30,
                                                              ------------------------        ------------------------
                  (in millions of dollars)                      1998            1997            1998            1997
                  --------------------------------------      --------        --------        --------        --------
                  The BEST of AMERICA(R) products:
                    Individual variable annuities             $1,378.6        $1,079.2        $2,498.6        $2,021.1
                    Group variable annuities                     672.1           508.1         1,374.2         1,080.9
                    Variable universal life insurance             74.9            51.3           142.4            97.9
                  Private label annuities                        339.7           265.3           574.9           495.5
                  IRC Section 457 annuities                      499.4           394.7         1,048.1           916.9
                  The NEA Valuebuilder annuities                  43.6            34.4            80.9            61.9
                  Corporate-owned life insurance                 364.6            15.0           454.5            45.0
                  Traditional/Universal life insurance            62.1            62.5           121.4           123.3
                  Other                                          254.4            66.5           398.2           161.2
                                                              --------        --------        --------        --------
                                                              $3,689.4        $2,477.0        $6,693.2        $5,003.7
                                                              ========        ========        ========        ========

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

              The following table summarizes operating income before federal tax expense for the Company's business segments.

                                              THREE MONTHS ENDED           SIX MONTHS ENDED
                                                    JUNE 30,                    JUNE 30,
                                             --------------------        --------------------
                  (in millions of dollars)    1998          1997          1998          1997
                  ------------------------   ------        ------        ------        ------
                  Variable Annuities         $ 55.7        $ 34.8        $105.0        $ 64.2
                  Fixed Annuities              43.1          44.1          88.1          81.7
                  Life Insurance               22.5          13.7          43.7          30.7
                  Corporate and Other          12.0          12.2          18.7          10.5
                                             ------        ------        ------        ------
                                             $133.3        $104.8        $255.5        $187.1
                                             ======        ======        ======        ======

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

              The following table summarizes certain selected financial data for the Variable Annuities segment for the periods indicated.

                                                                            THREE MONTHS ENDED              SIX MONTHS ENDED
                                                                                 JUNE 30,                       JUNE 30,
                                                                         ------------------------       -------------------------
              (in millions of dollars)                                      1998           1997            1998            1997
              ----------------------------------------------------       ---------      ---------       ---------       ---------
              INCOME STATEMENT DATA (1)
              Revenues:
                Asset fees                                               $   122.2      $    85.0       $   231.7       $   163.8
                Administrative fees                                            5.9            6.4            12.0            11.5
                Surrender fees                                                 7.2            5.3            13.7            10.9
                                                                         ---------      ---------       ---------       ---------
                  Total policy charges                                       135.3           96.7           257.4           186.2
                Net investment income and other (2)                            0.4           (2.7)           (1.6)           (5.4)
                                                                         ---------      ---------       ---------       ---------
                                                                             135.7           94.0           255.8           180.8
              Benefits and expenses:
                Benefits and claims                                            0.9            1.5             2.0             2.7
                Amortization of DAC                                           30.5           20.0            56.9            39.5
                Other operating expenses                                      48.6           37.7            91.9            74.4
                                                                         ---------      ---------       ---------       ---------
                                                                              80.0           59.2           150.8           116.6
                                                                         ---------      ---------       ---------       ---------
              Operating income before federal tax expense                $    55.7      $    34.8       $   105.0       $    64.2
                                                                         =========      =========       =========       =========

              OTHER DATA (1)
              Statutory premiums and deposits (3)                        $ 2,726.5      $ 1,938.4       $ 5,015.5       $ 3,767.3
              Withdrawals                                                $ 1,210.6      $   637.4       $ 2,135.5       $ 1,307.3
              Policy reserves as of period end                           $41,962.1      $29,878.8       $41,962.1       $29,878.8
              Ratio of policy charges to average policy reserves              1.33%          1.40%           1.33%           1.41%
              Pre-tax operating income to average policy reserves             0.55%          0.51%           0.54%           0.48%

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

              Variable annuity segment results reflect substantially increased asset fee revenue partially offset by increases in DAC amortization and other operating expenses. Asset fees increased to $122.2 million in the second quarter of 1998, up 44% from $85.0 million in the same period a year ago. For the first half of 1998, asset fees totaled $231.7 million up 41% from the first half of 1997. The increase in asset fees is due to continued growth in variable annuity policy reserve levels resulting from strong variable annuity sales and market appreciation on investments underlying reserves.

              Variable annuity policy reserves grew $2.30 billion during the second quarter of 1998 reaching $41.96 billion as of June 30, 1998 and have increased 40% compared to a year ago. Variable annuity policy reserves have grown $7.48 billion during the first six months of 1998. The Company continues to sustain high sales growth through deeper penetration of existing distribution channels and expansion into new sales outlets. Second quarter 1998 premiums grew across all distribution channels reaching $2.73 billion, 41% above year-ago second quarter sales of $1.94 billion. During the first half of 1998, variable annuity sales reached $5.02 billion up 33% from the first half of 1997. Included in 1998 sales are $700 million for second quarter and $1.1 billion year-to-date for America's FUTURE Annuity(R), the Company's lower-fee individual annuity introduced in November 1997.

              Favorable equity market conditions during the first half of 1998 also contributed significantly to the growth in variable annuity policy reserves. Variable annuity policy reserves reflect market appreciation of $4.56 billion during the first six months of 1998.

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

              The following table summarizes certain selected financial data for the Fixed Annuities segment for the periods indicated.

                                                                             THREE MONTHS ENDED             SIX MONTHS ENDED
                                                                                   JUNE 30,                      JUNE 30,
                                                                          ------------------------      -------------------------
              (in millions of dollars)                                       1998           1997           1998            1997
              -----------------------------------------------------       ---------      ---------      ---------       ---------
              INCOME STATEMENT DATA (1)
              Revenues:
                Policy charges                                            $     2.9      $     4.2      $     6.2       $     8.7
                Life insurance premiums                                         6.7            5.2           15.5            16.0
                Net investment income                                         276.6          272.8          553.8           542.3
                                                                          ---------      ---------      ---------       ---------
                                                                              286.2          282.2          575.5           567.0
                                                                          ---------      ---------      ---------       ---------
              Benefits and expenses:
                Interest credited to policyholder account balances            206.3          205.9          412.2           406.8
                Other benefits and claims                                       6.3            2.5           13.6            13.7
                Amortization of DAC                                            10.8            9.1           21.7            21.2
                Other operating expenses                                       19.7           20.6           39.9            43.6
                                                                          ---------      ---------      ---------       ---------
                                                                              243.1          238.1          487.4           485.3
                                                                          ---------      ---------      ---------       ---------
              Operating income before federal tax expense                 $    43.1      $    44.1      $    88.1       $    81.7
                                                                          =========      =========      =========       =========

              OTHER DATA (1)
              Statutory premiums and deposits (2)                         $   461.2      $   409.8      $   959.3       $   970.2
              Withdrawals and benefits                                    $   464.7      $   390.4      $ 1,010.5       $   933.7
              Policy reserves as of period end                            $14,256.1      $13,724.5      $14,256.1       $13,724.5
              Net interest spread on general account
                policy reserves                                                2.03%          2.02%          2.05%           2.05%
              Pre-tax operating income to average policy reserves              1.21%          1.29%          1.24%           1.20%

              ----------
              (1) Includes the fixed option under the variable annuity
                  contracts.
              (2) Statutory data have been derived from the Quarterly Statements of the Company's life insurance subsidiaries, as filed with insurance regulatory authorities and prepared in accordance with statutory accounting practices.

              Fixed annuity segment results reflect an increase in interest spread income attributable to growth in fixed annuity policy reserves. Interest spread is the difference between net investment income and interest credited to policyholder account balances. Interest spreads vary and are influenced by various factors including crediting rates offered by competitors, performance of the investment portfolio, changes in market interest rates and other factors. The following table depicts the interest spreads on general account policy reserves in the Fixed Annuities segment for the second quarter and first six months of 1998 and 1997.

                                                THREE MONTHS ENDED          SIX MONTHS ENDED
                                                      JUNE 30,                  JUNE 30,
                                                ------------------         -----------------
                                                 1998         1997         1998         1997
                                                 ----         ----         ----         ----
                 Net investment income           7.99%        8.23%        8.00%        8.19%
                 Interest credited               5.96         6.21         5.95         6.14
                                                 ----         ----         ----         ----
                                                 2.03%        2.02%        2.05%        2.05%
                                                 ====         ====         ====         ====

              Mortgage loan and bond prepayment fees in the first half of 1998 accounted for approximately 6 basis points and 7 basis points of the interest spread in the second quarter and first six months of 1998, respectively. The Company anticipates interest spreads over the next several quarters to be comparable to second quarter 1998, excluding the impact of mortgage loan and bond prepayment income.

              Fixed annuity policy reserves increased to $14.26 billion as of June 30, 1998 compared to $14.19 billion as of the end of 1997 and $13.72 billion a year ago.

              Second quarter fixed annuity sales increased to $461.2 million in 1998 compared to $409.8 million in 1997; however, sales for the first six months of 1998 of $959.3 million were down slightly compared to $970.2 million in 1997 reflecting consumer preference for equity-linked variable products. Most of the Company's fixed annuity sales are premiums allocated to the fixed option of variable annuity contracts. Second quarter 1998 fixed annuity sales include $356.4 million in premiums allocated to the fixed option under a variable annuity contract, compared to $292.6 million in first quarter 1997.

              The increase in other benefits and claims in second quarter 1998 compared to a year ago is attributable to favorable mortality experience in the year ago second quarter.

              Life Insurance

              The Life Insurance segment consists of insurance products, including variable universal life insurance and corporate-owned life insurance products, that provide a death benefit and may also allow the customer to build cash value on a tax-deferred basis.

              The following table summarizes certain selected financial data for the Life Insurance segment for the periods indicated.

                                                                              THREE MONTHS ENDED               SIX MONTHS ENDED
                                                                                    JUNE 30,                        JUNE 30,
                                                                          --------------------------      --------------------------
              (in millions of dollars)                                       1998             1997           1998             1997
              -----------------------------------------------------       ---------        ---------      ---------        ---------
              INCOME STATEMENT DATA
              Revenues:
                Cost of insurance charges                                 $    21.7        $    16.9      $    41.0        $    32.8
                Other policy charges                                           12.2              9.0           23.7             17.4
                                                                          ---------        ---------      ---------        ---------
                  Total policy charges                                         33.9             25.9           64.7             50.2
                Life insurance premiums                                        45.3             45.1           89.7             89.7
                Net investment income                                          56.0             44.9          109.1             90.5
                Other                                                           0.3              0.1            0.5              0.2
                                                                          ---------        ---------      ---------        ---------
                                                                              135.5            116.0          264.0            230.6
                                                                          ---------        ---------      ---------        ---------
              Benefits and expenses:
                Interest credited to policyholder account balances             27.5             19.3           52.3             37.0
                Other benefits and claims                                      33.4             39.3           71.3             76.1
                Policyholder dividends                                         11.5             11.6           22.3             22.2
                Amortization of DAC                                            12.8             10.5           23.2             22.3
                Other operating expenses                                       27.8             21.6           51.2             42.3
                                                                          ---------        ---------      ---------        ---------
                                                                              113.0            102.3          220.3            199.9
                                                                          ---------        ---------      ---------        ---------
              Operating income before federal tax expense                 $    22.5        $    13.7      $    43.7        $    30.7
                                                                          =========        =========      =========        =========

              OTHER DATA
              Statutory premiums (1):
                Traditional and universal life insurance                  $    62.2        $    62.5      $   121.5        $   123.3
                Individual investment life insurance                      $    74.9        $    51.3      $   142.4        $    97.9
                Corporate investment life insurance                       $   364.6        $    15.0      $   454.5        $    45.0
              Policy reserves as of period end:
                Traditional and universal life insurance                  $ 2,404.5        $ 2,333.7      $ 2,404.5        $ 2,333.7
                Individual investment life insurance                      $ 1,096.4        $   763.9      $ 1,096.4        $   763.9
                Corporate investment life insurance                       $   687.4        $    68.3      $   687.4        $    68.3
              Life insurance in force:
                Traditional and universal life insurance                  $27,190.6        $27,938.5      $27,190.6        $27,938.5
                Individual investment life insurance                      $13,385.4        $ 9,697.1      $13,385.4        $ 9,697.1
                Corporate investment life insurance                       $ 1,451.4        $   204.4      $ 1,451.4        $   204.4

              ----------
              (1) Statutory data have been derived from the Quarterly Statements of the Company's life insurance subsidiaries, as filed with insurance regulatory authorities and prepared in accordance with statutory accounting practices.

              Life Insurance segment results reflect increased revenues driven by growth in investment life insurance in force and policy reserves coupled with favorable mortality experience. These trends were partially offset by higher expense levels.

              Investment life insurance (which includes individual variable universal life insurance and corporate-owned life insurance products) policy charges were $21.8 million in the second quarter of 1998, a 59% increase compared to $13.7 million for the second quarter of 1997. The growth in investment life insurance policy charges is attributable to growth in individual investment life insurance policy reserves which reached $1.10 billion as of the end of the second quarter 1998 up $332.5 million from a year ago. Policy reserve growth continues to be driven by strong sales from both independent broker/dealers and Nationwide Insurance Enterprise insurance agents. Investment life insurance sales to individuals during the second quarter of 1998 reached $74.9 million compared to $51.3 million in the second quarter of 1997. The Company anticipates continued sales growth in 1998 for investment life insurance products.

              During the first half of 1998, the Company continued its entry into the corporate-owned life insurance market recording $454.5 million in corporate-owned life insurance premiums compared to $45.0 million in the first half of 1997. As of June 30, 1998 the Company had $687.4 million in corporate-owned life insurance policy reserves.

              The increase in operating expenses is due to the increase in policies in force and continued spending on a new policy administration system for traditional life insurance policies.

              Corporate and Other

              The following table summarizes certain selected financial data for the Corporate and Other segment for the periods indicated.

                                                                        THREE MONTHS ENDED               SIX MONTHS ENDED
                                                                             JUNE 30,                        JUNE 30,
                                                                     ------------------------        ------------------------
              (in millions of dollars)                                 1998            1997            1998            1997
              ------------------------------------------------       --------        --------        --------        --------
              INCOME STATEMENT DATA
              Revenues (1):
                Net investment income                                $   41.7        $   40.4        $   83.7        $   72.4
                Other                                                    11.7            14.6            22.8            23.0
                                                                     --------        --------        --------        --------
                                                                         53.4            55.0           106.5            95.4
                                                                     --------        --------        --------        --------
              Benefits and expenses:
                Interest credited to policy reserves                     30.9            28.5            62.1            57.1
                Other operating expenses                                 10.5            14.3            25.7            27.8
                                                                     --------        --------        --------        --------
                                                                         41.4            42.8            87.8            84.9
                                                                     --------        --------        --------        --------
              Operating income before federal tax expense (1)        $   12.0        $   12.2        $   18.7        $   10.5
                                                                     ========        ========        ========        ========

              OTHER DATA
              Statutory premiums and deposits (2)                    $   55.7        $   19.1        $  115.5        $   70.6
              Withdrawals and benefits                               $   52.0        $   30.1        $  106.3        $  106.1
              Policy reserves as of period end                       $4,118.1        $3,571.8        $4,118.1        $3,571.8
              Nationwide retail mutual fund assets (3)               $3,015.6        $2,405.0        $3,015.6        $2,405.0

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

              Growth in interest spread income and other income was driven by increased policy reserves related to Nationwide Insurance Enterprise employee and agent benefit plans and strong first half 1998 sales from the Company's investment advisor subsidiary, respectively.

              In addition to the operating revenues previously presented, the Company also reports realized gains and losses on investments in the Corporate and Other segment. The Company realized net investment gains of $5.0 million and realized net investment losses of $11.9 million during the second quarter of 1998 and 1997, respectively.

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

              In April 1998, NLIC was named as a defendant in a lawsuit filed in Ohio State Court similar to the Snyder lawsuit (David Mishler v. Nationwide Life Insurance Co.). The plaintiff in such lawsuit seeks to represent a similar class, makes similar allegations and seeks unspecified compensatory and punitive damages. On June 26, 1998, a motion to dismiss the Mishler complaint in its entirety was filed by the defendants, and the plaintiffs have opposed such motion.

              In November 1997, two plaintiffs, one who was the owner of a variable life insurance contract and the other who was the owner of a variable annuity contract, commenced an action in a federal court in Texas against NLIC and the American Century group of defendants (Robert Young and David D. Distad v. Nationwide Life Insurance Company et al.). In this action, plaintiffs seek to represent a class of variable life insurance contract owners and variable annuity contract owners whom they claim were allegedly misled when purchasing these variable contracts into believing that the performance of their subaccount mutual fund managed by American Century, whose shares may only be purchased by insurance companies, would track the performance of a mutual fund, also managed by American Century, whose shares are publicly traded. The amended complaint seeks unspecified compensatory and punitive damages. On April 27, 1998, the Court denied, in part, and granted, in part, motions to dismiss the complaint filed by NLIC and American Century. The parties are presently engaged in discovery on the issue of whether the lawsuit should be certified as a class action. NLIC intends to defend this case vigorously.

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

              None.

ITEM 6        EXHIBITS AND REPORTS ON FORM 8-K

              (a)     Exhibits:

                      27   Financial Data Schedule (electronic filing only)

              (b)     Reports on Form 8-K:

                      No reports on Form 8-K were filed during the three month period ended June 30, 1998.

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


                                   NATIONWIDE LIFE INSURANCE COMPANY
                                   ---------------------------------
                                             (Registrant)

Date: August 12, 1998              /s/ Mark R. Thresher
                                   ---------------------------------------------
                                   Mark R. Thresher, Vice President - Controller
                                                     (Chief Accounting Officer)