Form 10-Q
period 1998-09-30
NATIONWIDE LIFE INSURANCE CO
filed 1998-11-16
CIK 205695

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                      ------------------------------------


                                    FORM 10-Q


                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1998                                              COMMISSION FILE NO. 2-28596


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

COMMON STOCK (par value $1 per share) - 3,814,779 shares issued and outstanding as of November 1, 1998 (Title of Class)


     THE REGISTRANT MEETS THE CONDITIONS SET FORTH IN GENERAL INSTRUCTION H(1)(a) AND (b) OF FORM 10-Q AND IS THEREFORE FILING THIS FORM WITH THE REDUCED DISCLOSURE FORMAT.

               NATIONWIDE LIFE INSURANCE COMPANY AND SUBSIDIARIES

                                    FORM 10-Q


                                      INDEX

PART I       FINANCIAL INFORMATION

             Item 1      Unaudited Consolidated Financial Statements                                                     3

             Item 2      Management's Narrative Analysis of the Results of Operations                                   11

             Item 3      Quantitative and Qualitative Disclosures About Market Risk                                     22

PART II      OTHER INFORMATION

             Item 1      Legal Proceedings                                                                              23

             Item 2      Changes in Securities and Use of Proceeds                                                      24

             Item 3      Defaults Upon Senior Securities                                                                24

             Item 4      Submission of Matters to a Vote of Security Holders                                            24

             Item 5      Other Information                                                                              24

             Item 6      Exhibits and Reports on Form 8-K                                                               24

SIGNATURE                                                                                                               25

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
                            (in millions of dollars)

                                                                         THREE MONTHS ENDED            NINE MONTHS ENDED
                                                                           SEPTEMBER 30,                 SEPTEMBER 30,
                                                                     ---------------------------   ---------------------------
                                                                         1998          1997            1998          1997
                                                                     ------------- -------------   ------------- -------------

REVENUES
  Policy charges                                                        $ 180.6       $ 143.3       $   514.6     $   393.4
  Life insurance premiums                                                  48.4          50.2           153.6         155.9
  Net investment income                                                   374.8         355.3         1,106.3       1,047.6
  Realized gains (losses) on investments                                    5.6          (4.8)           27.2           4.3
  Other                                                                    17.6          12.4            48.7          38.2
                                                                     ------------- -------------   ------------- -------------
                                                                          627.0         556.4         1,850.4       1,639.4
                                                                     ------------- -------------   ------------- -------------

BENEFITS AND EXPENSES
  Interest credited to policyholder account balances                      269.0         256.0           795.6         756.9
  Other benefits and claims                                                47.5          41.8           134.4         134.3
  Policyholder dividends on participating policies                          8.6           9.1            30.9          31.3
  Amortization of deferred policy acquisition costs                        57.5          43.7           159.3         126.7
  Other operating expenses                                                106.1          97.9           314.8         286.0
                                                                     ------------- -------------   ------------- -------------
                                                                          488.7         448.5         1,435.0       1,335.2
                                                                     ------------- -------------   ------------- -------------

  Income before federal tax expense                                       138.3         107.9           415.4         304.2
Federal tax expense                                                        46.5          37.7           141.7         106.9
                                                                     ------------- -------------   ------------- -------------
  Net income                                                           $   91.8      $   70.2       $   273.7     $   197.3
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

                      NATIONWIDE LIFE INSURANCE COMPANY AND
                   SUBSIDIARIES (a wholly owned subsidiary of
                      Nationwide Financial Services, Inc.)
                           Consolidated Balance Sheets
               (in millions of dollars, except per share amounts)

                                                                                           (UNAUDITED)
                                                                                          SEPTEMBER 30,       DECEMBER 31,
ASSETS                                                                                         1998               1997
                                                                                        ------------------- ------------------
Investments:
   Securities available-for-sale, at fair value:
      Fixed maturity securities (cost $13,241.1 in 1998; $12,732.9 in 1997)                  $ 13,976.8          $ 13,204.1
      Equity securities (cost $110.5 in 1998; $67.8 in 1997)                                      125.3                80.4
   Mortgage loans on real estate, net                                                           5,187.0             5,181.6
   Real estate, net                                                                               263.5               311.4
   Policy loans                                                                                   452.6               415.3
   Other long-term investments                                                                     22.2                25.2
   Short-term investments                                                                         264.7               358.4
                                                                                        ------------------- ------------------
                                                                                               20,292.1            19,576.4
                                                                                        ------------------- ------------------

Cash                                                                                                3.5               175.6
Accrued investment income                                                                         228.1               210.5
Deferred policy acquisition costs                                                               1,870.8             1,665.4
Other assets                                                                                      401.2               438.4
Assets held in Separate Accounts                                                               42,679.5            37,724.4
                                                                                        ------------------- ------------------
                                                                                             $ 65,475.2          $ 59,790.7
                                                                                        =================== ==================

LIABILITIES AND SHAREHOLDER'S EQUITY
Future policy benefits and claims                                                            $ 19,234.9          $ 18,702.8
Other liabilities                                                                                 783.2               885.6
Liabilities related to Separate Accounts                                                       42,679.5            37,724.4
                                                                                        ------------------- ------------------
                                                                                               62,697.6            57,312.8
                                                                                        ------------------- ------------------

Shareholder's equity:
  Capital shares, $1 par value.  Authorized 5.0 million shares, issued and
    outstanding 3.8 million shares                                                                  3.8                 3.8
  Additional paid-in capital                                                                      914.7               914.7
  Retained earnings                                                                             1,486.0             1,312.3
  Accumulated other comprehensive income                                                          373.1               247.1
                                                                                        ------------------- ------------------
                                                                                                2,777.6             2,477.9
                                                                                        ------------------- ------------------
                                                                                             $ 65,475.2          $ 59,790.7
                                                                                        =================== ==================

See accompanying notes to unaudited consolidated financial statements.

               NATIONWIDE LIFE INSURANCE COMPANY AND SUBSIDIARIES
       (a wholly owned subsidiary of Nationwide Financial Services, Inc.)


                 Consolidated Statements of Shareholder's Equity
                                   (Unaudited)
                  Nine Months Ended September 30, 1998 and 1997
                            (in millions of dollars)

                                                                                             ACCUMULATED
                                                             ADDITIONAL                         OTHER             TOTAL
                                                  COMMON      PAID-IN        RETAINED       COMPREHENSIVE     SHAREHOLDER'S
                                                  STOCK       CAPITAL        EARNINGS           INCOME            EQUITY
                                                ----------- ------------- --------------- ------------------ -----------------
1997
BALANCE, JANUARY 1, 1997                            $ 3.8      $ 527.9       $ 1,432.6          $ 173.6          $ 2,137.9
Comprehensive income:
  Net income                                          -            -             197.3              -                197.3
  Unrealized net gains on securities
      available-for-sale arising during the           -            -               -               39.8               39.8
      period
                                                                                                             -----------------
  Total comprehensive income                                                                                         237.1
                                                                                                             -----------------
Capital contributions                                 -          836.8             -                -                836.8
Dividends to shareholder                              -         (450.0)         (400.0)             -               (850.0)
                                                ----------- ------------- --------------- ----------------   -----------------
BALANCE, SEPTEMBER 30, 1997                         $ 3.8      $ 914.7       $ 1,229.9          $ 213.4          $ 2,361.8
                                                =========== ============= =============== ================   =================


1998
  BALANCE, JANUARY 1, 1998                          $ 3.8      $ 914.7       $ 1,312.3          $ 247.1          $ 2,477.9
Comprehensive income:
  Net income                                          -            -             273.7              -                273.7
  Unrealized net gains on securities
      available-for-sale arising during the           -            -               -              126.0              126.0
      period
                                                                                                             -----------------
  Total comprehensive income                                                                                         399.7
                                                                                                             -----------------
Dividend to shareholder                                                         (100.0)                             (100.0)
                                                =========== ============= =============== ================   =================
BALANCE, SEPTEMBER 30, 1998                         $ 3.8      $ 914.7       $ 1,486.0          $ 373.1          $ 2,777.6
                                                =========== ============= =============== ================   =================

See accompanying notes to unaudited consolidated financial statements.

               NATIONWIDE LIFE INSURANCE COMPANY AND SUBSIDIARIES
       (a wholly owned subsidiary of Nationwide Financial Services, Inc.)

                      Consolidated Statements of Cash Flows
                                   (Unaudited)
                  Nine Months Ended September 30, 1998 and 1997
                            (in millions of dollars)

                                                                                                  1998              1997
                                                                                             ---------------  ----------------
  CASH FLOWS FROM OPERATING ACTIVITIES
  Net income                                                                                  $     273.7      $     197.3
  Adjustments to reconcile net income to net cash provided by operating activities:
    Interest credited to policyholder account balances                                              795.6            756.9
    Capitalization of deferred policy acquisition costs                                            (437.5)          (358.2)
    Amortization of deferred policy acquisition costs                                               159.3            126.7
    Amortization and depreciation                                                                    (6.0)            (0.5)
    Realized gains on investments, net                                                              (27.2)            (4.3)
    (Increase) decrease in accrued investment income                                                (17.6)           (11.1)
    Decrease in other assets                                                                         35.8             31.4
    (Decrease) increase in policy liabilities                                                       (10.4)            66.2
    (Decrease) increase in other liabilities                                                       (170.5)           152.8
    Other, net                                                                                       (8.3)            (3.9)
                                                                                             ---------------  ----------------
      Net cash provided by operating activities                                                     586.9            953.3
                                                                                             ---------------  ----------------

  CASH FLOWS FROM INVESTING ACTIVITIES
  Proceeds from maturity of securities available-for-sale                                         1,097.7            640.8
  Proceeds from sale of securities available-for-sale                                               550.6            248.7
  Proceeds from repayments of mortgage loans on real estate                                         546.7            296.1
  Proceeds from sale of real estate                                                                  74.6             23.2
  Proceeds from repayments of policy loans and sale of other invested assets                         21.1             19.8
  Cost of securities available-for-sale acquired                                                 (2,181.6)        (1,732.1)
  Cost of mortgage loans on real estate acquired                                                   (556.4)          (552.2)
  Cost of real estate acquired                                                                       (0.5)           (24.3)
  Policy loans issued and other invested assets acquired                                            (51.9)           (48.2)
  Short-term investments, net                                                                        93.8           (428.2)
                                                                                             ---------------  ----------------
      Net cash used in investing activities                                                        (405.9)        (1,556.4)
                                                                                             ---------------  ----------------

  CASH FLOWS FROM FINANCING ACTIVITIES
  Proceeds from capital contributions                                                                 -              836.8
  Cash dividends paid to shareholder                                                               (100.0)             -
  Increase in investment product and universal life insurance product
    account balances                                                                              1,808.5          1,586.2
  Decrease in investment product and universal life insurance product
    account balances                                                                             (2,061.6)        (1,763.0)
                                                                                             ---------------  ----------------
      Net cash (used in) provided by financing activities                                          (353.1)           660.0
                                                                                             ---------------  ----------------

  Net (decrease) increase in cash                                                                  (172.1)            56.9

  Cash, beginning of period                                                                         175.6             43.8
                                                                                             ---------------  ----------------
  Cash, end of period                                                                         $       3.5      $     100.7
                                                                                             ===============  ================



See accompanying notes to unaudited consolidated financial statements.

                      NATIONWIDE LIFE INSURANCE COMPANY AND
                   SUBSIDIARIES (a wholly owned subsidiary of
                      Nationwide Financial Services, Inc.)

              Notes to Unaudited Consolidated Financial Statements
                      Nine Months Ended September 30, 1998


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

(2)      Comprehensive Income
         --------------------

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

                                                                     THREE MONTHS ENDED              NINE MONTHS ENDED
           (in millions of dollars)                                    SEPTEMBER 30,                   SEPTEMBER 30,
           ----------------------------------------------------------------------------------- -------------------------------
                                                                    1998            1997            1998            1997
                                                               --------------- --------------- --------------- ---------------
           Unrealized gains (losses) on securities
             available-for-sale arising during the period:
               Gross                                               $ 266.5         $ 152.4         $ 273.6        $   89.9
               Adjustment to deferred policy acquisition costs       (73.7)          (46.6)          (72.8)          (28.0)

               Related federal tax (expense) benefit                 (67.4)          (36.9)          (70.2)          (21.6)
                                                               --------------- --------------- --------------- ---------------
                    Net                                              125.4            68.9           130.6            40.3
                                                               --------------- --------------- --------------- ---------------

           Reclassification adjustment for net (gains) losses
             on securities available-for-sale realized during
             the period:
               Gross                                                  (3.5)            5.2            (7.0)           (0.7)
               Related federal tax expense (benefit)                   1.2            (1.9)            2.4             0.2
                                                                                                               ---------------
                                                               --------------- --------------- ---------------
                     Net                                              (2.3)            3.3            (4.6)           (0.5)
                                                               --------------- --------------- --------------- ---------------

           Total Other Comprehensive Income                        $ 123.1        $   72.2         $ 126.0        $   39.8
                                                               =============== =============== =============== ===============

                      NATIONWIDE LIFE INSURANCE COMPANY AND
                   SUBSIDIARIES (a wholly owned subsidiary of
                      Nationwide Financial Services, Inc.)
         Notes to Unaudited Consolidated Financial Statements, Continued

(3)      Accounting Pronouncements
         -------------------------

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

(4)      Segment Disclosures
         -------------------

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

               NATIONWIDE LIFE INSURANCE COMPANY AND SUBSIDIARIES
       (a wholly owned subsidiary of Nationwide Financial Services, Inc.)

        Notes to Unaudited Consolidated Financial Statements, Continued



The following table summarizes the financial results of the Company's business segments for the three months ended September 30, 1998 and 1997.

                                        VARIABLE         FIXED            LIFE         CORPORATE
(in millions of dollars)               ANNUITIES       ANNUITIES       INSURANCE       AND OTHER        TOTAL
------------------------------------ --------------- --------------- --------------- ---------------- -------------
1998
Operating revenue (1)                     $ 135.3        $  289.5         $ 142.6          $ 54.0        $ 621.4
Benefits and expenses                        80.2           245.7           118.2            44.6          488.7
                                     --------------- --------------- --------------- ----------------- ------------
  Operating income before federal
    income tax                               55.1            43.8            24.4             9.4          132.7
Realized gains on investments                 -               -               -               5.6            5.6
                                     --------------- --------------- --------------- ----------------- ------------
Consolidated income before
  federal income tax                      $  55.1        $   43.8         $  24.4          $ 15.0        $ 138.3
                                     =============== =============== =============== ================ =============

1997
Operating revenue (1)                     $ 108.6        $  286.4         $ 118.6          $ 47.6        $ 561.2
Benefits and expenses                        68.6           241.6            97.7            40.6          448.5
                                     --------------- --------------- --------------- ---------------- -------------
  Operating income before federal
    income tax                               40.0            44.8            20.9             7.0          112.7
Realized losses on investments                -               -               -              (4.8)          (4.8)
                                     --------------- --------------- --------------- ----------------- ------------
Consolidated income before
  federal income tax                      $  40.0        $   44.8         $  20.9          $  2.2        $ 107.9
                                     =============== =============== =============== ================ =============

----------
(1) Excludes realized gains and losses on investments.

               NATIONWIDE LIFE INSURANCE COMPANY AND SUBSIDIARIES
       (a wholly owned subsidiary of Nationwide Financial Services, Inc.)

        Notes to Unaudited Consolidated Financial Statements, Continued



The following table summarizes the financial results of the Company's business segments for the nine months ended September 30, 1998 and 1997.

                                        VARIABLE         FIXED            LIFE         CORPORATE
(in millions of dollars)               ANNUITIES       ANNUITIES       INSURANCE       AND OTHER        TOTAL
------------------------------------ --------------- --------------- --------------- -------------- ---------------
1998
Operating revenue (1)                $      391.1    $      865.0     $     406.6     $     160.5   $    1,823.2
Benefits and expenses                       231.0           733.1           338.5           132.4        1,435.0
                                     --------------- --------------- --------------- -------------- ---------------
  Operating income before federal
    income tax                              160.1           131.9            68.1            28.1          388.2
Realized gains on investments                 -               -               -              27.2           27.2
                                     --------------- --------------- --------------- -------------- ---------------
Consolidated income before
  federal income tax                 $      160.1    $      131.9     $      68.1     $      55.3   $      415.4
                                     --------------- --------------- --------------- -------------- ---------------

Assets as of period end              $   40,020.7    $   14,675.0     $   4,857.7     $   5,921.8   $   65,475.2
                                     =============== =============== =============== ============== ===============

1997
Operating revenue (1)                $      289.4    $      853.4     $     349.2     $     143.1   $    1,635.1
Benefits and expenses                       185.2           726.9           297.6           125.5        1,335.2
                                     --------------- --------------- --------------- -------------- ---------------
  Operating income before federal
    income tax                              104.2           126.5            51.6            17.6          299.9
Realized gains on investments                 -               -               -               4.3            4.3
                                     --------------- --------------- --------------- -------------- ---------------
Consolidated income before
  federal income tax                 $      104.2    $      126.5     $      51.6     $      21.9   $      304.2
                                     =============== =============== =============== ============== ===============

Assets as of period end              $   34,553.8    $   14,233.7     $   3,728.9     $   5,673.5   $   58,189.9
                                     =============== =============== =============== ============== ===============

----------
(1)  Excludes realized gains on investments.


(5)      Contingencies
         -------------

         On October 29, 1998, Nationwide Financial Services, Inc., NLIC's parent company, and certain of its subsidiaries were named in a lawsuit filed in the Common Pleas Court of Franklin County, Ohio related to the sale of deferred annuity products for use as investments in tax-deferred contributory retirement plans (Mercedes Castillo v. Nationwide Financial Services, Inc., Nationwide Life Insurance Company and Nationwide Life and Annuity Insurance Company). The plaintiff in such lawsuit seeks to represent a national class of the Company's customers and seeks unspecified compensatory and punitive damages. The Company is currently evaluating this lawsuit, which is in an early stage and has not been certified as a class. The Company intends to defend this lawsuit vigorously.

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

              Management's discussion and analysis contains certain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 with respect to the results of operations and businesses of the Company. These forward-looking statements involve certain risks and uncertainties. Factors that may cause actual results to differ materially from those contemplated or projected, forecast, estimated or budgeted in such forward looking statements include, among others, the following possibilities: (i) the potential impact on the Company's reported net income that could result from the adoption of certain accounting standards issued by the FASB;
              (ii) tax law changes impacting the tax treatment of life insurance and investment products; (iii) heightened competition, including specifically the intensification of price competition, the entry of new competitors and the development of new products by new and existing competitors; (iv) adverse state and federal legislation and regulation, including limitations on premium levels, increases in minimum capital and reserves, and other financial viability requirements; (v) failure to expand distribution channels in order to obtain new customers or failure to retain existing customers;
              (vi) inability to carry out marketing and sales plans, including, among others, changes to certain products and acceptance of the revised products in the market; (vii) changes in interest rates and the capital markets causing a reduction of investment income or asset fees, reduction in the value of the Company's investment portfolio or a reduction in the demand for the Company's products;
              (viii) general economic and business conditions which are less favorable than expected; (ix) unanticipated changes in industry trends and ratings assigned by nationally recognized statistical rating organizations or A.M. Best Company, Inc.; and (x) inaccuracies in assumptions regarding future persistency, mortality, morbidity and interest rates used in calculating reserve amounts.

              RESULTS OF OPERATIONS

              In addition to net income, the Company reports net operating income, which excludes realized investment gains and losses. Net operating income is commonly used in the insurance industry as a measure of on-going earnings performance.

              The following table reconciles the Company's reported net income to net operating income for the three and nine month periods ended September 30, 1998 and 1997.

                                                         THREE MONTHS ENDED       NINE MONTHS ENDED
                                                            SEPTEMBER 30,           SEPTEMBER 30,
                                                       ----------------------- ------------------------
(in millions of dollars, except per share amounts)        1998        1997        1998         1997
------------------------------------------------------ ----------- ----------- ------------ -----------
Net income                                                 $ 91.8      $ 70.2     $ 273.7      $ 197.3
Realized (gains) losses on investments, net of tax           (3.6)        2.9       (17.7)        (3.3)
                                                       ----------- ----------- ------------ -----------
  Net operating income                                     $ 88.2      $ 73.1     $ 256.0      $ 194.0
                                                       =========== =========== ============ ===========

Revenues

Total revenues for third quarter 1998, excluding realized gains and losses on investments, increased to $621.4 million compared to $561.2 million for the same period in 1997. For the first nine months of 1998 and 1997, total revenues excluding realized gains and losses on investments were $1.82 billion and $1.64 billion, respectively. Increases in policy charges and net investment income were the key drivers to revenue growth.

Policy charges include asset fees, which are primarily earned on variable annuity policy reserves; administration fees, which include fees charged per contract on a variety of the Company's products and premium loads on universal life insurance products; surrender fees, which are charged as a percentage of premiums withdrawn during a specified period of certain annuity and life insurance contracts; and cost of insurance charges earned on universal life insurance products. Policy charges for the comparable periods of 1998 and 1997 were as follows:

                                                  THREE MONTHS ENDED          NINE MONTHS ENDED
                                                    SEPTEMBER 30,               SEPTEMBER 30,
                                              --------------------------- ---------------------------
(in millions of dollars)                          1998          1997          1998          1997
--------------------------------------------- ------------- ------------- ------------- -------------
Asset fees                                       $ 126.2       $ 105.0       $ 365.4       $ 276.0
Administrative fees                                 20.0          12.7          54.0          43.0
Surrender fees                                      11.0           8.3          30.8          24.3
Cost of insurance charges                           23.4          17.3          64.4          50.1
                                              ------------- ------------- ------------- -------------
  Total policy charges                           $ 180.6       $ 143.3       $ 514.6       $ 393.4
                                              ============= ============= ============= =============

The growth in asset fees reflects a 30% increase in total separate account assets which reached $42.68 billion as of September 30, 1998 compared to $32.87 billion a year ago. Despite declines in the equity markets during third quarter 1998, separate account assets have grown significantly from a year ago due to steady growth in premiums.

Net investment income includes the investment income earned on investments supporting fixed annuities and certain life insurance products as well as the yield on the Company's general account invested assets which are not allocated to product segments. Net investment income grew from $355.3 million and $1.05 billion in the third quarter and first nine months of 1997, respectively, to $374.8 million and $1.11 billion in the comparable periods of 1998 primarily due to increased invested assets to support growth in fixed annuity and life insurance policy reserves. Fixed annuity policy reserves, which include the fixed option of variable annuity contracts, increased to $14.38 billion as of September 30, 1998 compared to $14.19 billion as of December 31, 1997 and $13.97 billion a year ago. Growth in corporate investment life general account reserves from $74.9 million at the end of third quarter 1997 to $781.3 million as of September 30, 1998 accounted for most of the increased contribution to net investment income from the Life Insurance segment.

The Company does not consider realized gains and losses on investments to be recurring components of earnings. The Company makes decisions concerning the sale of invested assets based on a variety of market, business, tax and other factors. Net realized gains (losses) on investments were $5.6 million and ($4.8) million for third quarter 1998 and 1997, respectively. For the first nine months of 1998, the Company reported realized gains on investments of $27.2 million compared to $4.3 million of realized gains for the first nine months of 1997.

Benefits and Expenses

Interest credited to policyholder account balances principally relates to fixed annuity products. For the third quarter and first nine months of 1998 interest credited totaled $269.0 million and $795.6 million, respectively, compared to $256.0 million and $756.9 million in the same periods of 1997. The growth in interest credited reflects the increase in fixed annuity and life insurance policy reserves previously discussed, partially offset by reduced average crediting rates. The average crediting rate on fixed annuity policy reserves was 5.96% during both the third quarter and first nine months of 1998 compared to 6.10% and 6.12% in the comparable periods of 1997.

The significant growth in the Variable Annuities segment business is the primary reason for the increase in amortization of deferred policy acquisition costs
(DAC) which totaled $57.5 million and $43.7 million in third quarter 1998 and 1997, respectively. On a year to date basis, amortization of DAC totaled $159.3 million in 1998 compared to $126.7 million in 1997.

Other operating expenses increased 8% to $106.1 million in third quarter 1998 compared to $97.9 million in third quarter 1997. For the first nine months of 1998, operating expenses were $314.8 million, up 10% from $286.0 million for the first nine months of 1997. The increases reflect growth in the number of annuity and life insurance contracts in force and the related increase in administrative processing costs. Operating expenses also include costs of certain technology initiatives including projects related to the Year 2000.

Federal tax expense was $46.5 million and $37.7 million, representing effective tax rates of 33.6% and 34.9% for third quarter 1998 and 1997, respectively. For the first nine months of 1998 and 1997 federal tax expense was $141.7 million and $106.9 million, representing effective tax rates of 34.1% and 35.1%, respectively.

Year 2000

The Company has developed and implemented a plan to address issues related to the Year 2000. The problem relates to many existing computer systems using only two digits to identify a year in a date field. These systems were designed and developed without considering the impact of the upcoming change in the century. If not corrected, many computer systems could fail or create erroneous results when processing information dated after December 31, 1999. Like many organizations, the Company is required to renovate or replace many computer systems so that the systems will function properly after December 31, 1999. The Company has completed an inventory and assessment of all computer systems and has developed a plan to renovate or replace all applications that were identified as not Year 2000 compliant. The Company has renovated all applications that required renovation. Testing of the renovated programs is in process, including running each application in a Year 2000 environment. The Company expects to complete the testing of all renovated applications by the end of 1998. For applications being replaced, the Company expects to have all replacement systems in place and functioning by the end of 1998, with the exception of the policy administration system for traditional life products which will be in place and functioning by the end of March 1999. Contingency plans are substantially completed which identify actions to be taken should the Company's renovation strategies fall behind schedule.

The Company has completed an inventory and assessment of all vendor products and is testing and certifying that each vendor product is Year 2000 compliant. At the end of September 1998, 76% of vendor products had been tested and certified as Year 2000 compliant. The Company anticipates having all vendor products tested and certified by the end of 1998. Any vendor products that can not be certified as Year 2000 compliant will be replaced or eliminated.

In addition to resolving internal Year 2000 readiness issues, the Company is surveying significant external organizations (business partners) to assess if they will be Year 2000 compliant and be in a position to do business in the Year 2000 and beyond. Specifically, the Company has contacted mutual fund organizations that provide funds for our variable annuity and life products. The same action will be taken with wholesale producers before the end of 1998.

The Company has also addressed issues associated with the exchange of electronic data with business partners. The Company has completed an inventory and assessment of all business partners including electronic interfaces. Processes have been put in place and programs initiated to process data irrespective of the format by converting non-compliant data into a Year 2000 compliant format.

The Company's assessment of Year 2000 issues has also included non-information technology systems with embedded computer chips. The Company's building systems such as fire, security, and elevators and escalators supporting facilities in Columbus, Ohio have been tested and are Year 2000 compliant.

Operating expenses in the first nine months of 1998 and 1997 include approximately $32.7 million and $33.5 million, respectively, for technology projects, including costs related to Year 2000. In the fourth quarter of 1998, the Company anticipates spending approximately $8 million on technology projects, including Year 2000. At this time, no significant Year 2000 costs are anticipated in 1999. Management does not anticipate that the completion of Year 2000 renovation and replacement activities will result in a reduction in operating expenses. Rather, personnel and resources currently allocated to Year 2000 issues will be assigned to other technology-related projects.

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

Statutory premiums and deposits by distribution channel are summarized as follows:

                                                 THREE MONTHS ENDED,          NINE MONTHS ENDED,
                                                    SEPTEMBER 30,               SEPTEMBER 30,
                                              --------------------------- ---------------------------
(in millions of dollars)                          1998          1997          1998          1997
--------------------------------------------- ------------- ------------- ------------- -------------
WHOLESALE CHANNELS
  Independent broker/dealers                  $    925.4    $    954.8     $ 2,851.3     $ 2,781.9
  National and regional wirehouses (1)              78.6           -           253.1           -
  Financial institutions                           457.2         452.6       1,549.2       1,172.0
  Pension plan administrators                      730.2         594.8       2,160.9       1,733.6
  Life specialists                                 135.3           5.0         589.8          50.0
                                              ------------- ------------- ------------- -------------
     Total wholesale channels                    2,326.7       2,007.2       7,404.3       5,737.5
                                              ------------- ------------- ------------- -------------
RETAIL CHANNELS
  Exclusive retail sales representatives           588.4         430.6       1,717.4       1,409.4
  Nationwide agents                                224.5         150.8         711.1         445.4
                                              ------------- ------------- ------------- -------------
     Total retail channels                         812.9         581.4       2,428.5       1,854.8
                                              ------------- ------------- ------------- -------------
Total external premiums and deposits             3,139.6       2,588.6       9,832.8       7,592.3
                                              ============= ============= ============= =============
Nationwide Insurance Enterprise employee
  and agent benefit plans                           88.5          42.9         204.0         113.5
                                              ------------- ------------- ------------- -------------
Total statutory premiums and deposits          $ 3,228.1     $ 2,631.5    $ 10,036.8     $ 7,705.8
                                              ============= ============= ============= =============

---------
(1) Prior to 1998, national and regional wirehouse sales were included in independent broker/dealer sales.

Excluding Nationwide Insurance Enterprise benefit plan sales, the Company achieved sales growth of 21% in the third quarter of 1998 compared to the third quarter of 1997. On a year to date basis, sales have increased 30% in 1998 compared to 1997. The Company believes it is well positioned to achieve its goal of 20% annual growth in external sales in 1998.

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

                                              THREE MONTHS ENDED,          NINE MONTHS ENDED
                                                 SEPTEMBER 30,               SEPTEMBER 30,
                                          --------------------------- ----------------------------
(in millions of dollars)                      1998          1997          1998          1997
----------------------------------------- ------------- ------------- ------------- --------------
The BEST of AMERICA(R) products:
  Individual variable annuities             $ 1,141.5     $ 1,131.0     $ 3,640.1     $ 3,152.1
  Group variable annuities                      709.1         568.5       2,083.3       1,649.4
  Variable universal life insurance              89.7          56.2         232.1         154.1
Private label annuities                         260.4         274.0         835.3         769.5
IRC Section 457 annuities                       551.8         395.2       1,599.9       1,312.1
The NEA Valuebuilder annuities                   36.7          35.4         117.6          97.3
Corporate-owned life insurance                  135.3           5.0         589.8          50.0
Traditional/Universal life insurance             55.4          57.0         176.8         180.3
Other                                           159.7          66.3         557.9         227.5
                                          ------------- ------------- ------------- --------------
                                            $ 3,139.6     $ 2,588.6     $ 9,832.8     $ 7,592.3
                                          ============= ============= ============= ==============

BUSINESS SEGMENTS

The Company reports three product segments: Variable Annuities, Fixed Annuities and Life Insurance. In addition, the Company reports corporate revenue and expenses, investments and related investment income supporting capital not 0pecifically allocated to its product segments, revenues and expenses of its investment advisor subsidiary (other than the portion allocated to the Variable Annuities and Life Insurance segments) and revenues and expenses related to group annuity contracts sold to Nationwide Insurance Enterprise employee and agent benefit plans in a Corporate and Other segment. All information set forth below relating to the Variable Annuities segment excludes the fixed option under variable annuity contracts. Such information is included in the Fixed Annuities segment.

The following table summarizes operating income before federal tax expense for the Company's business segments.

                                         THREE MONTHS ENDED           NINE MONTHS ENDED
                                           SEPTEMBER 30,                SEPTEMBER 30,
                                     --------------------------- ----------------------------
(in millions of dollars)                 1998          1997          1998          1997
------------------------------------ ------------- ------------- ------------- --------------
Variable Annuities                     $   55.1      $   40.0       $ 160.1       $ 104.2
Fixed Annuities                            43.8          44.8         131.9         126.5
Life Insurance                             24.4          20.9          68.1          51.6
Corporate and Other                         9.4           7.0          28.1          17.6
                                     ------------- ------------- ------------- --------------
                                        $ 132.7       $ 112.7       $ 388.2       $ 299.9
                                     ============= ============= ============= ==============

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

                                                          THREE MONTHS ENDED            NINE MONTHS ENDED
                                                              SEPTEMBER 30,                SEPTEMBER 30,
                                                      --------------------------- ----------------------------
(in millions of dollars)                                  1998          1997          1998          1997
----------------------------------------------------- ------------- ------------- ------------- --------------
INCOME STATEMENT DATA (1)
Revenues:
  Asset fees                                          $    122.4    $    101.1    $    354.1    $    264.9
  Administrative fees                                        5.7           4.3          17.7          15.8
  Surrender fees                                             8.0           5.5          21.7          16.4
                                                      ------------- ------------- ------------- --------------
    Total policy charges                                   136.1         110.9         393.5         297.1
  Net investment income and other (2)                       (0.8)         (2.3)         (2.4)         (7.7)
                                                      ------------- ------------- ------------- --------------
                                                           135.3         108.6         391.1         289.4
Benefits and expenses:
  Benefits and claims                                        0.9           1.6           2.9           4.3
  Amortization of DAC                                       33.2          25.1          90.1          64.6
  Other operating expenses                                  46.1          41.9         138.0         116.3
                                                      ------------- ------------- ------------- --------------
                                                            80.2          68.6         231.0         185.2
                                                      ------------- ------------- ------------- --------------
Operating income before federal tax expense           $     55.1    $     40.0    $    160.1    $    104.2
                                                      ============= ============= ============= ==============

OTHER DATA (1)
Statutory premiums and deposits (3)                   $  2,477.5    $  1,900.3    $  7,493.0    $  5,667.6
Withdrawals                                           $  1,022.9    $    714.9    $  3,158.4    $  2,022.2
Policy reserves as of period end                      $ 38,814.1    $ 33,590.2    $ 38,814.1    $ 33,590.2
Ratio of policy charges to average policy reserves          1.35%         1.40%         1.34%         1.40%
Pre-tax operating income to average policy reserves         0.55%         0.50%         0.55%         0.49%

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

Variable annuity segment results reflect increased asset fee revenue partially offset by increases in DAC amortization and other operating expenses. Asset fees increased to $122.4 million in the third quarter of 1998, up 21% from $101.1 million in the same period a year ago. For the first nine months of 1998, asset fees totaled $354.1 million up 34% from the first nine months of 1997. The increase in asset fees reflects higher variable annuity policy reserve levels. Despite poor third quarter 1998 equity market performance, variable annuity policy reserves are still up 16% from a year ago due to strong variable annuity sales during 1998.

The Company continues to sustain high sales growth through deeper penetration of existing distribution channels and expansion into new sales outlets. Third quarter 1998 premiums grew across all distribution channels reaching $2.48 billion, 30% above year-ago third quarter sales of $1.90 billion. During the first nine months of 1998, variable annuity sales reached $7.49 billion up 32% from the first nine months of 1997. Included in 1998 sales are $700 million for third quarter and $1.8 billion year-to-date for America's FUTURE Annuity(R), the Company's lower-fee individual annuity introduced in November 1997.

Other operating expenses increased 10% and 19% during the third quarter and first nine months of 1998, respectively, compared to the same periods of 1997 reflecting growth in the variable annuity business. The Company has been able to improve its operating margins by five basis points in third quarter and six basis points year-to-date compared to 1997 by growing revenues faster than the increase in expenses. The growth in amortization of DAC reflects the overall growth in the variable annuity business.

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

                                                          THREE MONTHS ENDED           NINE MONTHS ENDED
                                                            SEPTEMBER 30,                SEPTEMBER 30,
                                                      --------------------------- ----------------------------
(in millions of dollars)                                  1998          1997          1998          1997
----------------------------------------------------- ------------- ------------- ------------- --------------
INCOME STATEMENT DATA (1)
Revenues:
  Policy charges                                      $       3.4   $       2.4   $       9.6   $      11.1
  Life insurance premiums                                     5.2           7.1          20.7          23.1
  Net investment income                                     280.9         276.9         834.7         819.2
                                                      ------------- ------------- ------------- --------------
                                                            289.5         286.4         865.0         853.4
                                                      ------------- ------------- ------------- --------------
Benefits and expenses:
  Interest credited to policyholder account balances        207.0         206.1         619.2         612.9
  Other benefits and claims                                   4.6           5.5          18.2          19.2
  Amortization of DAC                                        12.9           8.6          34.6          29.8
  Other operating expenses                                   21.2          21.4          61.1          65.0
                                                      ------------- ------------- ------------- --------------
                                                            245.7         241.6         733.1         726.9
                                                      ------------- ------------- ------------- --------------
Operating income before federal tax expense           $      43.8   $      44.8   $     131.9   $    126.5
                                                      ============= ============= ============= ==============

OTHER DATA (1)
Statutory premiums and deposits (2)                   $     381.7   $     570.1   $   1,341.0   $  1,540.3
Withdrawals and benefits                              $     415.1   $     365.3   $   1,425.6   $  1,299.0
Policy reserves as of period end                      $  14,380.0   $  13,970.4   $  14,380.0   $ 13,970.4
Net interest spread on general account
  policy reserves                                            2.13%         2.10%         2.07%        2.06%
Pre-tax operating income to average policy reserves          1.22%         1.29%         1.23%        1.23%

----------

(1)  Includes the fixed option under the variable annuity contracts.

(2) Statutory data have been derived from the Quarterly Statements of the Company's life insurance subsidiaries, as filed with insurance regulatory authorities and prepared in accordance with statutory accounting practices.

Fixed annuity segment results reflect an increase in interest spread income attributable to growth in fixed annuity policy reserves. Interest spread is the difference between net investment income and interest credited to policyholder account balances. Interest spreads vary and are influenced by various factors including crediting rates offered by competitors, performance of the investment portfolio, changes in market interest rates and other factors. The following table depicts the interest spreads on general account policy reserves in the Fixed Annuities segment for the third quarter and first nine months of 1998 and 1997.

                                                  THREE MONTHS ENDED          NINE MONTHS ENDED
                                                    SEPTEMBER 30,               SEPTEMBER 30,
                                              --------------------------- ---------------------------
                                                  1998          1997          1998          1997
                                              ------------- ------------- ------------- -------------
Net investment income                               8.09%         8.20%         8.03%         8.18%
Interest credited                                   5.96          6.10          5.96          6.12
                                              ------------- ------------- ------------- -------------
                                                    2.13%         2.10%         2.07%         2.06%
                                              ============= ============= ============= =============

Mortgage loan prepayment fees in 1998 accounted for approximately 16 basis points and 10 basis points of the interest spread in the third quarter and first nine months of 1998, respectively. The Company anticipates interest spreads in the fourth quarter to be comparable to third quarter 1998, excluding the impact of mortgage loan prepayment income. Interest spreads are expected to narrow in 1999.

Fixed annuity policy reserves increased to $14.38 billion as of September 30, 1998 compared to $14.19 billion as of the end of 1997 and $13.97 billion a year ago.

Third quarter fixed annuity sales decreased to $381.7 million in 1998 compared to $570.1 million in 1997. Third quarter 1997 sales reflect a sales promotion that offered customers a first-year 7% crediting rate on several of the Company's variable contracts, which contributed approximately $200 million to third quarter 1997 sales. Sales for the first nine months of 1998 of $1.34 billion were also down compared to $1.54 billion in 1997. Most of the Company's fixed annuity sales are premiums allocated to the fixed option of variable annuity contracts. Third quarter 1998 fixed annuity sales include $287.8 million in premiums allocated to the fixed option under a variable annuity contract, compared to $453.5 million in third quarter 1997.

On October 1, 1998 the Company introduced an 8% first year crediting rate on individual variable annuities. The cost of this promotion will be offset by a reduction of renewal rates on existing contracts. The Company believes these actions will generate additional sales in the bank and brokerage channels and be neutral to profitability.

Amortization of DAC increased $4.3 million to $12.9 million in third quarter 1998 compared to $8.6 million in third quarter 1997 reflecting higher net interest spread.

Life Insurance

The Life Insurance segment consists of insurance products, including variable universal life insurance and corporate-owned life insurance products, that provide a death benefit and may also allow the customer to build cash value on a tax-deferred basis.

The following table summarizes certain selected financial data for the Life Insurance segment for the periods indicated.

                                                          THREE MONTHS ENDED           NINE MONTHS ENDED
                                                            SEPTEMBER 30,                SEPTEMBER 30,
                                                      --------------------------- ----------------------------
(in millions of dollars)                                  1998          1997          1998          1997
----------------------------------------------------- ------------- ------------- ------------- --------------
INCOME STATEMENT DATA
Revenues:
  Cost of insurance charges                           $     23.4    $     17.3    $     64.4    $     50.1
  Other policy charges                                      14.5           9.6          38.2          27.0
                                                      ------------- ------------- ------------- --------------
    Total policy charges                                    37.9          26.9         102.6          77.1
  Life insurance premiums                                   43.2          43.1         132.9         132.8
  Net investment income                                     61.2          48.4         170.3         138.9
  Other                                                      0.3           0.2           0.8           0.4
                                                      ------------- ------------- ------------- --------------
                                                           142.6         118.6         406.6         349.2
                                                      ------------- ------------- ------------- --------------
Benefits and expenses:
  Interest credited to policyholder account balances        30.7          19.5          83.0          56.5
  Other benefits and claims                                 42.0          34.7         113.3         110.8
  Policyholder dividends                                     8.6           9.1          30.9          31.3
  Amortization of DAC                                       11.4          10.0          34.6          32.3
  Other operating expenses                                  25.5          24.4          76.7          66.7
                                                      ------------- ------------- ------------- --------------
                                                           118.2          97.7         338.5         297.6
                                                      ------------- ------------- ------------- --------------
Operating income before federal tax expense           $     24.4    $     20.9    $     68.1    $     51.6
                                                      ============= ============= ============= ==============

OTHER DATA
Statutory premiums (1):
  Traditional and universal life insurance            $     55.4    $     57.0    $    176.9    $    180.3
  Individual investment life insurance                $     89.7    $     56.2    $    232.1    $    154.1
  Corporate investment life insurance                 $    135.3    $      5.0    $    589.9    $     50.0
Policy reserves as of period end:
  Traditional and universal life insurance                                        $  2,423.2    $  2,348.9
  Individual investment life insurance                                            $  1,058.8    $    852.0
  Corporate investment life insurance                                             $    829.9    $     74.9
Life insurance in force:
  Traditional and universal life insurance                                        $ 27,238.4    $ 27,628.5
  Individual investment life insurance                                            $ 14,770.3    $ 10,486.8
  Corporate investment life insurance                                             $  1,899.6    $    246.2

----------
(1) Statutory data have been derived from the Quarterly Statements of the Company's life insurance subsidiaries, as filed with insurance regulatory authorities and prepared in accordance with statutory accounting practices.

Third quarter 1998 Life Insurance segment results compared to third quarter 1997 reflect continued growth in variable life policy fees, partially offset by unfavorable mortality.

Year-to-date, Life Insurance segment results reflect increased revenues driven by growth in investment life insurance in force and policy reserves coupled with favorable mortality experience. These trends were partially offset by higher expense levels.

Investment life insurance (which includes individual variable universal life insurance and corporate-owned life insurance products) policy charges were $25.9 million in the third quarter of 1998, a 75% increase compared to $14.8 million for the third quarter of 1997. The growth in investment life insurance policy charges is attributable to growth in individual investment life insurance policy reserves which reached $1.89 billion as of the end of the third quarter 1998 up $961.8 million from a year ago. Policy reserve growth continues to be driven by strong sales from both independent broker/dealers and Nationwide Insurance Enterprise insurance agents. Investment life insurance sales to individuals during the third quarter of 1998 reached $89.7 million compared to $56.2 million in the third quarter of 1997. The Company anticipates continued sales growth in 1998 for investment life insurance products.

During the first nine months of 1998, the Company continued its entry into the corporate-owned life insurance market recording $589.8 million in corporate-owned life insurance premiums compared to $50.0 million in the nine months of 1997. As of September 30, 1998 the Company had $829.9 million in corporate-owned life insurance policy reserves.

The increase in operating expenses is due to the increase in policies in force and continued spending on a new policy administration system for traditional life insurance policies.

Corporate and Other

The following table summarizes certain selected financial data for the Corporate and Other segment for the periods indicated.

                                                          THREE MONTHS ENDED           NINE MONTHS ENDED
                                                            SEPTEMBER 30,                SEPTEMBER 30,
                                                      --------------------------- ----------------------------
(in millions of dollars)                                  1998          1997          1998          1997
----------------------------------------------------- ------------- ------------- ------------- --------------
INCOME STATEMENT DATA
Revenues (1):
  Net investment income                               $     40.2    $     36.7    $    123.9    $    109.1
  Other                                                     13.8          10.9          36.6          34.0
                                                      ------------- ------------- ------------- --------------
                                                            54.0          47.6         160.5         143.1
                                                      ------------- ------------- ------------- --------------
Benefits and expenses:
  Interest credited to policy reserves                      31.3          30.4          93.4          87.5
  Other operating expenses                                  13.3          10.2          39.0          38.0
                                                      ------------- ------------- ------------- --------------
                                                            44.6          40.6         132.4         125.5
                                                      ------------- ------------- ------------- --------------
Operating income before federal tax expense (1)       $      9.4    $      7.0    $     28.1    $     17.6
                                                      ============= ============= ============= ==============

OTHER DATA
Statutory premiums and deposits (2)                   $     88.5    $     42.9    $    204.0    $    113.5
Withdrawals                                           $     50.1    $     20.6    $    156.4    $    126.7
Policy reserves as of period end                      $  3,991.0    $  3,719.8    $  3,991.0    $  3,719.8
Nationwide retail mutual fund assets (3)              $  2,833.3    $  2,562.6    $  2,833.3    $  2,562.6


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

              Revenues in the Corporate and Other segment consist of net investment income on invested assets not allocated to the three product segments, investment management fees and other revenues earned from the Company's investment advisor subsidiary (other than the portion allocated to the Variable Annuities and Life Insurance segments) and net investment income and policy charges from group annuity contracts issued to Nationwide Insurance Enterprise employee and agent benefit plans.

              Growth in interest spread income and other income was driven by increased policy reserves related to Nationwide Insurance Enterprise employee and agent benefit plans and strong first nine months 1998 sales from the Company's investment advisor subsidiary, respectively.

              In addition to the operating revenues previously presented, the Company also reports realized gains and losses on investments in the Corporate and Other segment. The Company realized net investment gains (losses) of $5.6 million and ($4.8) million during the third quarter of 1998 and 1997, respectively.

ITEM 3        QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

              Omitted due to reduced disclosure format.

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

              In February 1997, NLIC was named as a defendant in a lawsuit filed in New York Supreme Court related to the sale of whole life policies on a "vanishing premium" basis (John H. Snyder v. Nationwide Life Insurance Co.). In April 1998, NLIC was named as a defendant in a lawsuit filed in Ohio State Court similar to the Snyder lawsuit (David and Joan Mishler v. Nationwide Life Insurance Co.). In August 1998, Nationwide Mutual Insurance Company and NLIC and the plaintiffs executed a stipulation of settlement and submitted it to the New York Supreme Court for approval. On August 20, 1998, the Court in the Snyder lawsuit signed an order preliminarily approving a class for settlement purposes (which would include the Mishler lawsuit) and scheduled a fairness hearing for December 17, 1998. At that hearing, the Court will review the fairness and reasonableness of the proposed settlement prior to issuing a final order and judgement. The proposed settlement, which is subject to approval by the Court, provides policyholders with a potential value of approximately $100 million in policy adjustments, discounted premiums and discounted products.

              In November 1997, two plaintiffs, one who was the owner of a variable life insurance contract and the other who was the owner of a variable annuity contract, commenced a lawsuit in a federal court in Texas against NLIC and the American Century group of defendants (Robert Young and David D. Distad v. Nationwide Life Insurance Company et al.). In this lawsuit, plaintiffs seek to represent a class of variable life insurance contract owners and variable annuity contract owners whom they claim were allegedly misled when purchasing these variable contracts into believing that the performance of their underlying mutual fund option managed by American Century, whose shares may only be purchased by insurance companies, would track the performance of a mutual fund, also managed by American Century, whose shares are publicly traded. The amended complaint seeks unspecified compensatory and punitive damages. On April 27, 1998, the Court denied, in part, and granted, in part, motions to dismiss the complaint filed by NLIC and American Century. The remaining claims against NLIC allege securities fraud, common law fraud, civil conspiracy and breach of contract. Plaintiffs filed their motion in support of class certification on August 28, 1998 and NLIC and American Century filed their separate responses opposing class certification on October 9, 1998. NLIC intends to defend this case vigorously.

              On October 29, 1998, Nationwide Financial Services, Inc., NLIC's parent company, and certain of its subsidiaries were named in a lawsuit filed in the Common Pleas Court of Franklin County, Ohio related to the sale of deferred annuity products for use as investments in tax-deferred contributory retirement plans (Mercedes Castillo v. Nationwide Financial Services, Inc., Nationwide Life Insurance Company and Nationwide Life and Annuity Insurance Company). The plaintiff in such lawsuit seeks to represent a national class of the Company's customers and seeks unspecified compensatory and punitive damages. The Company is currently evaluating this lawsuit, which is in an early stage and has not been certified as a class. The Company intends to defend this lawsuit vigorously.

              There can be no assurance that any litigation relating to pricing or sales practices will not have a material adverse effect on the Company in the future.

ITEM 2        CHANGES IN SECURITIES AND USE OF PROCEEDS

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

              None.

ITEM 6        EXHIBITS AND REPORTS ON FORM 8-K

              (a)     Exhibits:

                      27   Financial Data Schedule (electronic filing only)

              (b)     Reports on Form 8-K:

                      On September 4, 1998, the Company filed a Current Report on Form 8-K concerning the announcement by Nationwide Mutual Insurance Company and the Company of a settlement in a class action lawsuit related to certain products sold by the Company.

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


                                               NATIONWIDE LIFE INSURANCE COMPANY
                                               ---------------------------------
                                                             (Registrant)



Date: November 16, 1998            /s/Mark R. Thresher
                                   ---------------------------------------------
                                   Mark R. Thresher, Vice President - Controller
                                                     (Chief Accounting Officer)