Form 10-K
period 1998-12-31
NATIONWIDE LIFE INSURANCE CO
filed 1999-03-31
CIK 205695

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                      ------------------------------------

                                    FORM 10-K

                  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 1998          COMMISSION FILE NO. 2-28596

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

  All voting stock was held by affiliates of the Registrant on March 19, 1999.


   COMMON STOCK   (par value $1 per share) - 3,814,779 shares issued and
                     outstanding as of March 20, 1999
(Title of Class)


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

              Wholly owned subsidiaries of NLIC as of December 31, 1998 include Nationwide Life and Annuity Insurance Company (NLAIC), Nationwide Advisory Services, Inc. (NAS), Nationwide Investment Services Corporation (NISC) and NWE, Inc. (NWE). NLIC and its subsidiaries are collectively referred to as "the Company."

              The Company is a member of the Nationwide Insurance Enterprise, which consists of Nationwide Mutual Insurance Company (NMIC) and all of its subsidiaries and affiliates.

              NLAIC offers universal life insurance, variable universal life insurance, corporate-owned life insurance and individual annuity contracts on a non-participating basis. NAS is a registered broker-dealer providing investment management and administration services. NISC, contributed by Nationwide Corp. on April 5, 1996, is a registered broker-dealer doing business solely in the deferred compensation market. NWE was formed by NLIC to hold special investments.

              The Company is a leading provider of long-term savings and retirement products. The Company offers variable annuities, fixed annuities and life insurance as well as investment management services and pension products and administrative services. By developing and offering a wide variety of products, the Company believes that it has positioned itself to compete effectively in various stock market and interest rate environments. The Company markets its products through a broad spectrum of wholesale and retail distribution channels, including independent broker/dealers, national and regional brokerage firms, pension plan administrators, financial institutions, exclusive sales representatives and Nationwide Insurance Enterprise insurance agents.

              The Company is one of the leaders in the development and sale of variable annuities. For the year ended December 31, 1998, the Company was the third largest writer of individual variable annuity contracts in the United States (U.S.) based on sales, according to The Variable Annuity Research & Data Service. Its principal annuity series, The BEST of AMERICA(R), allows the customer to choose from up to 39 investment options, including mutual funds managed by premier mutual fund managers.

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

              The Variable Annuities segment, which accounted for $218.4 million (or 41%) of the Company's operating income before federal income tax expense for 1998, consists of annuity contracts that provide the customer with the opportunity to invest in mutual funds managed by independent investment managers and the Company, with investment returns accumulating on a tax-deferred basis.

              The Fixed Annuities segment, which accounted for $175.3 million (or 33%) of the Company's operating income before federal income tax expense for 1998, consists of annuity contracts that generate a return for the customer at a specified interest rate, fixed for a prescribed period, with returns accumulating on a tax-deferred basis. Such contracts consist of single premium deferred annuities, flexible premium deferred annuities and single premium immediate annuities. The Fixed Annuities segment also includes the fixed option under the Company's variable annuity contracts, which accounted for 81% of the Company's fixed annuity sales in 1998 and 75% of the Company's fixed annuity policy reserves as of December 31, 1998. During 1998, the average crediting rates on contracts (including the fixed option under the Company's variable annuity contracts) in the Fixed Annuities segment was 5.95%. Substantially all of the Company's crediting rates on its fixed annuity contracts are guaranteed for a period not exceeding 15 months.

              The Life Insurance segment, which accounted for $94.8 million (or 18%) of the Company's operating income before federal income tax expense for 1998, is composed of a wide range of variable universal life insurance, whole life insurance, universal life insurance, term life insurance and corporate-owned life insurance products that provide a death benefit and may also allow the customer to build cash value on a tax-deferred basis.

              The Corporate and Other segment accounted for $40.2 million (or 8%) of the Company's operating income (which excludes realized gains and losses on investments) before federal income tax expense for 1998.

              Additional information related to the Company's business segments is included in note 13 to the consolidated financial statements and Financial Statement Schedule III.

              RATINGS

              Ratings with respect to claims-paying ability and financial strength have become an increasingly important factor in establishing the competitive position of insurance companies. Ratings are important to maintaining public confidence in the Company and its ability to market its annuity and life insurance products. Rating organizations continually review the financial performance and condition of insurers, including the Company. Any lowering of the Company's ratings could have a material adverse effect on the Company's ability to market its products and could increase the surrender of the Company's annuity products. Both of these consequences could, depending upon the extent thereof, have a material adverse effect on the Company's liquidity and, under certain circumstances, net income. NLIC is rated "A+" (Superior) by A.M. Best Company, Inc. and its claims-paying ability is rated "Aa2" (Excellent) by Moody's Investor Services, Inc., "AA+" (Excellent) by Standard & Poor's Corporation and "AA+" (Excellent) by Duff & Phelps Credit Rating Co.

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

              As part of their routine regulatory oversight process, state insurance departments conduct detailed examinations periodically (generally once every three to four years) of the books, records and accounts of insurance companies domiciled in their states. Such examinations are generally conducted in cooperation with the departments of two or three other states under guidelines promulgated by the National Association of Insurance Commissioners
              (NAIC). The most recently completed examination of the Company's insurance subsidiaries was conducted by the Ohio and Delaware insurance departments for the four-year period ended December 31, 1996. The final reports of these examinations did not result in any significant issues or adjustments.

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

              EMPLOYEES

              As of December 31, 1998, the Company had approximately 3,660 employees. None of the employees of the Company are covered by a collective bargaining agreement and the Company believes that its employee relations are satisfactory.


ITEM 2        PROPERTIES
------        ----------

              The Company's principal executive offices are located in Columbus, Ohio. The Company leases its home office complex, consisting of approximately 448,000 square feet, from NMIC and its subsidiaries at One Nationwide Plaza, Two Nationwide Plaza and Three Nationwide Plaza, Columbus, Ohio. The Company believes that its present facilities are adequate for the anticipated needs of the Company.


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

              In February 1997, NLIC was named as a defendant in a lawsuit filed in New York Supreme Court related to the sale of whole life policies on a " vanishing premium" basis (John H. Snyder v. Nationwide Mutual Insurance Company and Nationwide Life Insurance Co.). In April 1998, NLIC was named as a defendant in a lawsuit filed in Ohio State Court similar to the Snyder lawsuit (David and Joan Mishler v. Nationwide Life Insurance Co.). In August 1998, Nationwide Mutual Insurance Company and NLIC and the plaintiffs executed a stipulation of settlement and submitted it to the New York Supreme Court for approval. On August 20, 1998, the Court in the Snyder lawsuit signed an order preliminarily approving a class for settlement purposes (which would include the Mishler lawsuit) and scheduled a fairness hearing for December 17, 1998. At that hearing, the Court reviewed the fairness and reasonableness of the proposed settlement and issued a final order and judgment. The approved settlement provides for the dismissal of the Snyder and Mishler lawsuits, bars class members from pursuing litigation against Nationwide Mutual Insurance Company and its affiliates, including the Company and its subsidiaries, relating to the allegations in the Snyder lawsuit, and provides class members with a potential value of approximately $100 million in policy adjustments, discounted premiums, and discounted products.

              In November 1997, two plaintiffs, one who was the owner of a variable life insurance contract and the other who was the owner of a variable annuity contract, commenced a lawsuit in a federal court in Texas against NLIC and the American Century group of defendants (Robert Young and David D. Distad v. Nationwide Life Insurance Company et al.). In this lawsuit, plaintiffs seek to represent a class of variable life insurance contract owners and variable annuity contract owners whom they claim were allegedly misled when purchasing these variable contracts into believing that the performance of their underlying mutual fund option managed by American Century, whose shares may only be purchased by insurance companies, would track the performance of a mutual fund, also managed by American Century, whose shares are publicly traded. The amended complaint seeks unspecified compensatory and punitive damages. On April 27, 1998, the District Court denied, in part, and granted, in part, motions to dismiss the complaint filed by NLIC and American Century. The remaining claims against NLIC allege securities fraud, common law fraud, civil conspiracy, and breach of contract. On December 2, 1998, the District Court issued an order denying plaintiffs' motion for class certification. On December 10, 1998, the District Court stayed the lawsuit pending plaintiffs' petition to the United States Court of Appeals for the Fifth Circuit for interlocutory review of the order denying class certification. On December 14, 1998 plaintiffs filed their petition for interlocutory review, on which the Fifth Circuit has not yet ruled. NLIC intends to defend the case vigorously.

              On October 29, 1998, the Company and certain of its affiliates were named in a lawsuit filed in the Common Pleas Court of Franklin County, Ohio related to the sale of deferred annuity products for use as investments in tax-deferred contributory retirement plans (Mercedes Castillo v. Nationwide Financial Services, Inc., Nationwide Life Insurance Company and Nationwide Life and Annuity Insurance Company). The plaintiff in such lawsuit seeks to represent a national class of the Company's customers and seeks unspecified compensatory and punitive damages. The Company is currently evaluating this lawsuit, which has not been certified as a class. The Company intends to defend this lawsuit vigorously.

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

              NLIC paid $100.0 million in dividends to NFS during 1998. No cash dividends were paid during 1997 and $50.0 million was paid to Nationwide Corp. during 1996.

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

              Reference is made to note 9 of the consolidated financial statements for information regarding dividend restrictions.

ITEM 6        SELECTED CONSOLIDATED FINANCIAL DATA
------        ------------------------------------

              Omitted due to reduced disclosure format.

ITEM 7        MANAGEMENT'S NARRATIVE ANALYSIS OF THE RESULTS OF OPERATIONS
------        ------------------------------------------------------------

              INTRODUCTION

              Management's narrative analysis of the results of operations of NLIC and subsidiaries for the three years ended December 31, 1998 follows. This discussion should be read in conjunction with the consolidated financial statements and related notes included elsewhere in this report.

              Management's discussion and analysis contains certain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 with respect to the results of operations and businesses of the Company. These forward-looking statements involve certain risks and uncertainties. Factors that may cause actual results to differ materially from those contemplated or projected, forecast, estimated or budgeted in such forward looking statements include, among others, the following possibilities: (i) Nationwide Corporation's control of the Company through its beneficial ownership of approximately 97.8% of the combined voting power of all the outstanding common stock and approximately 81.5% of the economic interest in the Company; (ii) the Company's primary reliance, as a holding company, on dividends from its subsidiaries to meet debt payment obligations and the applicable regulatory restrictions on the ability of the Company's subsidiaries to pay such dividends; (iii) the potential impact on the Company's reported net income that could result from the adoption of certain accounting standards issued by the FASB; (iv) tax law changes impacting the tax treatment of life insurance and investment products; (v) heightened competition, including specifically the intensification of price competition, the entry of new competitors and the development of new products by new and existing competitors; (vi) adverse state and federal legislation and regulation, including limitations on premium levels, increases in minimum capital and reserves, and other financial viability requirements; (vii) failure to expand distribution channels in order to obtain new customers or failure to retain existing customers; (viii) inability to carry out marketing and sales plans, including, among others, changes to certain products and acceptance of the revised products in the market; (ix) changes in interest rates and the capital markets causing a reduction of investment income or asset fees, reduction in the value of the Company's investment portfolio or a reduction in the demand for the Company's products; (x) general economic and business conditions which are less favorable than expected; (xi) unanticipated changes in industry trends and ratings assigned by nationally recognized statistical rating organizations or A.M. Best Company, Inc.; (xii) inaccuracies in assumptions regarding future persistency, mortality, morbidity and interest rates used in calculating reserve amounts and (xiii) failure of the Company or its significant business partners and vendors to identify and correct all non-Year 2000 compliant systems or to develop and execute adequate contingency plans.

              RESULTS OF OPERATIONS

              In addition to net income, the Company reports net operating income, which excludes realized investment gains and losses and results of discontinued operations. Net operating income is commonly used in the insurance industry as a measure of on-going earnings performance.

              The following table reconciles the Company's reported net income to net operating income for each of the last three years.

                 (in millions of dollars)                                  1998          1997          1996
                                                                           ----          ----          ----
                 Net income                                               $366.7        $279.7        $215.9
                 Realized gains on investments, net of tax                 (18.5)         (7.9)         (1.0)
                 Income from discontinued operations, net of tax              --            --         (11.3)
                                                                          ------        ------        ------
                   Net operating income                                   $348.2        $271.8        $203.6
                                                                          ======        ======        ======

              Revenues

              Total revenues for 1998, excluding realized gains and losses on investments, increased to $2.45 billion compared to $2.21 billion for 1997 and $1.99 billion for 1996. Increases in policy charges and net investment income accounted for most of the growth.

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

                 (in millions of dollars)                                 1998          1997          1996
                                                                         ------        ------        ------
                 Asset fees                                              $494.7        $384.8        $275.5
                 Cost of insurance charges                                 88.8          68.5          53.2
                 Administrative fees                                       73.8          59.5          50.1
                 Surrender fees                                            41.6          32.4          22.1
                                                                         ------        ------        -----
                   Total policy charges                                  $698.9        $545.2        $400.9
                                                                         ======        ======        ======

              The growth in asset fees reflects increases in total separate account assets of $13.2 billion, or 35%, in 1998 and $10.8 billion, or 40%, in 1997. Record variable annuity sales and strong equity market performance in each of the last three years have resulted in separate account balances increasing 145% from $20.81 billion at the beginning of 1996 to $50.94 billion at the end of 1998.

              Cost of insurance charges are assessed as a percentage of the net amount at risk on universal life insurance policies. The net amount at risk is equal to a policy's death benefit minus the related policyholder account value. The increase in cost of insurance charges is due primarily to growth in the net amount at risk related to individual variable universal life insurance reflecting expanded distribution and increased customer demand for variable life products. The net amount at risk related to individual variable universal life insurance grew to $14.95 billion at the end of 1998 compared to $10.44 billion and $7.52 billion at the end of 1997 and 1996, respectively.

              The growth in administrative fees is consistent with the increased number of annuity and life insurance contracts in force during 1998 compared to the prior two years. Nearly all of the increase in surrender charges over the past two years is attributable to policyholder withdrawals in the Variable Annuities segment, and is driven by an overall increase in variable annuity policy reserves.

              Net investment income includes the gross investment income earned on investments supporting fixed annuities and certain life insurance products as well as the yield on the Company's general account invested assets which are not allocated to product segments. Net investment income grew from $1.36 billion and $1.41 billion in 1996 and 1997, respectively, to $1.48 billion in 1998 primarily due to increased invested assets to support growth in fixed annuity and life insurance policy reserves. Fixed annuity policy reserves, which include the fixed option of the Company's variable annuity products, increased $682.4 million in 1997 and $704.7 million in 1998 and were $14.90 billion as of year end 1998. The growth in life insurance reserves was led by corporate-owned life insurance products, where fixed reserves increased $201.1 million in 1997 and $596.7 million in 1998. The increase in net investment income due to growth in invested assets was partially offset by declining investment yields in 1998 and 1997 due to lower market interest rates.

              The $20.3 million and $10.6 million increases in other income during 1998 and 1997, respectively, were primarily attributable to growth in the Company's mutual fund operations.

              Realized gains and losses on investments are not considered by the Company to be recurring components of earnings. The Company makes decisions concerning the sale of invested assets based on a variety of market, business, tax and other factors.

              Benefits and Expenses

              Interest credited to policyholder account balances totaled $1.07 billion in 1998 compared to $1.02 billion in 1997 and $982.3 million in 1996 and principally relates to fixed annuity and corporate-owned life insurance products. The growth in interest credited reflects the increase in policy reserves previously discussed partially offset by reduced average crediting rates. The average crediting rate on fixed annuity policy reserves was 5.95% in 1998 compared to 6.12% and 6.30% in 1997 and 1996, respectively.

              Amortization of deferred policy acquisition costs (DAC) increased $47.3 million in 1998 and $33.8 million in 1997 principally due to the Variable Annuities segment, which accounted for $36.1 and $30.4 million of the increases as a result of strong sales growth in each of the last two years.

              Operating expenses were $419.7 million in 1998, a 9% increase from 1997 operating expenses of $384.9 million. Operating expenses were $342.4 million in 1996. The increase reflects the growth in the number of annuity and life insurance contracts in-force and the related increase in administrative processing costs. Increased operating expenses in 1997 also reflect the cost of certain technology initiatives.

              Federal income tax expense was $190.4 million representing an effective tax rate of 34.2% for 1998. Federal income tax expense in 1997 and 1996 was $150.2 million and $110.9 million, respectively, representing effective rates of 34.9% and 35.2%.

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

              The Company has completed an inventory and assessment of all computer systems and has implemented a plan to renovate or replace all applications that were identified as not Year 2000 compliant. The Company has renovated all applications that required renovation. Testing of the renovated programs included running each application in a Year 2000 environment and was completed as planned during 1998. For applications being replaced, the Company had all replacement systems in place and functioning as planned by year-end 1998. Conversions of existing traditional life policies will continue through second quarter, 1999. In addition, the shareholder services system that support mutual fund products will be fully deployed in the first quarter of 1999.

              The Company has completed an inventory and assessment of all vendor products and has tested and certified that each vendor product is Year 2000 compliant. Any vendor products that could not be certified as Year 2000 compliant were replaced or eliminated in 1998.

              The Company has also addressed issues associated with the exchange of electronic data with external organizations. The Company has completed an inventory and assessment of all business partners including electronic interfaces. Processes have been put in place and programs initiated to process data irrespective of the format by converting non-compliant data into a Year 2000 compliant format.

              Systems supporting the Company's infrastructure such as telecommunications, voice and networks will be compliant by March 1999. The Company's assessment of Year 2000 issues has also included non-information technology systems with embedded computer chips. The Company's building systems such as fire, security, and elevators and escalators supporting facilities in Columbus, Ohio have been tested and are Year 2000 compliant.

              In addition to resolving internal Year 2000 readiness issues, the Company is surveying significant external organizations (business partners) to assess if they will be Year 2000 compliant and be in a position to do business in the Year 2000 and beyond. Specifically, the Company has contacted mutual fund organizations that provide funds for our variable annuity and life products. The same action will continue during the first quarter of 1999 with wholesale producers. The Company continues its efforts to identify external risk factors and is planning to develop contingency plans as part of its ongoing risk management strategy.

              Operating expenses in 1998 and 1997 include approximately $44.7 million and $45.4 million, respectively, for technology projects, including costs related to Year 2000. The company anticipates spending approximately $5 million on Year 2000 activities in 1999. Management does not anticipate that the completion of Year 2000 renovation and replacement activities will result in a reduction in operating expenses. Rather, personnel and resources currently allocated to Year 2000 issues will be assigned to other technology-related projects.

              Recently Issued Accounting Standards

              In June 1998, the FASB issued SFAS No. 133 - Accounting for Derivative Instruments and Hedging Activities (SFAS 133). SFAS 133 establishes accounting and reporting standards for derivative instruments and for hedging activities. Contracts that contain embedded derivatives, such as certain insurance contracts, are also addressed by the Statement. SFAS 133 requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. The Statement is effective for fiscal years beginning after June 15, 1999. It may be implemented earlier provided adoption occurs as of the beginning of any fiscal quarter after issuance. The Company plans to adopt this Statement in first quarter 2000 and is currently evaluating the impact on results of operations and financial condition.

              In March 1998, The American Institute of Certified Public Accountant's Accounting Standards Executive Committee issued Statement of Position 98-1 - Accounting for the Costs of Computer Software Developed or Obtained for Internal Use (SOP 98-1). SOP 98-1 provides guidance intended to standardize accounting practices for costs incurred to develop or obtain computer software for internal use. Specifically, SOP 98-1 provides guidance for determining whether computer software is for internal use and when costs incurred for internal use software are to be capitalized. SOP 98-1 is effective for financial statements for fiscal years beginning after December 15, 1998. The Company does not expect the adoption of SOP 98-1, which occurred on January 1, 1999, to have a material impact on the Company's financial statements.


              Statutory Premiums and Deposits

              The Company sells its products through a broad distribution network comprised of wholesale and retail distribution channels. Wholesale distributors are unaffiliated entities that sell the Company's products to their own customer base and include independent broker/dealers, national and regional brokerage firms, pension plan administrators and financial institutions. Retail distributors are representatives of the Company who market products directly to a customer base identified by the Company and include exclusive sales representatives and Nationwide Insurance Enterprise insurance agents.

              Statutory premiums and deposits by distribution channel for each of the last three years are summarized as follows:

                      (in millions of dollars)                        1998         1997         1996
                                                                      ----         ----         ----
                      Wholesale channels:
                        Independent broker/dealers                  $ 3,682.0    $ 3,699.1    $3,607.8
                        National and regional brokerage firms (1)       337.4           --          --
                        Financial institutions                        2,036.0      1,653.2       947.2
                        Pension plan administrators                   2,854.6      2,325.0     1,911.6
                        Life specialists                                645.7        195.0        20.0
                                                                    ---------    ---------    --------
                          Total wholesale channels                    9,555.7      7,872.3     6,486.6
                                                                    ---------    ---------    --------
                      Retail channels:
                        Exclusive retail sales representatives        2,327.9      1,862.1     1,528.0
                        Nationwide agents                               935.5        602.7       525.5
                                                                    ---------    ---------    --------
                          Total retail channels                       3,263.4      2,464.8     2,053.5
                                                                    ---------    ---------    --------
                      Total external premiums and  deposits          12,819.1     10,337.1     8,540.1
                                                                    ---------    ---------    --------
                      Nationwide Insurance Enterprise
                        employee and agent benefit plans                323.3        174.9       502.5
                                                                    ---------    ---------    --------
                      Total statutory premiums  and deposits        $13,142.4    $10,512.0    $9,042.6
                                                                    =========    =========    ========

              (1) Prior to 1998, national and regional brokerage firm sales were included in independent broker/dealer sales.


              Excluding Nationwide Insurance Enterprise benefit plan sales, the Company achieved annual sales growth of 24%, 21%, and 29% in 1998, 1997 and 1996, respectively.

              The Company's flagship products are marketed under The BEST of AMERICA(R) brand, and include individual and group variable annuities and variable life insurance. The BEST of AMERICA(R) products allow customers to choose from among investment options managed by premier mutual fund managers. The Company has also developed private label variable and fixed annuity products in conjunction with other financial services providers which allow those providers to sell products to their own customer bases under their own brand name.

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

              External statutory premiums and deposits by product are as follows:

                 (in millions of dollars)                     1998           1997            1996
                                                              ----           ----            ----
                 The BEST of AMERICA(R) products:
                   Individual variable annuities            $ 4,661.1      $ 4,269.6       $3,801.5
                   Group variable annuities                   2,760.0        2,220.5        1,807.1
                   Variable universal life                      315.9          220.0          165.4
                 Private label annuities                      1,093.3        1,006.4          625.9
                 IRC Section 457 annuities                    2,155.3        1,716.5        1,425.8
                 The NEA Valuebuilder annuities                 172.6          145.6          102.2
                 Traditional/Universal life                     246.0          248.4          253.9
                 Corporate owned life insurance                 645.8          195.0           20.0
                 Other                                          769.1          315.1          338.3
                                                            ---------      ---------       --------
                                                            $12,819.1      $10,337.1       $8,540.1
                                                            =========      =========       ========


              BUSINESS SEGMENTS

              The Company has three product segments: Variable Annuities, Fixed Annuities and Life Insurance. In addition, the Company reports certain other revenues and expenses in a Corporate and Other segment. All information set forth below relating to the Company's Variable Annuities segment excludes the fixed option under the Company's variable annuity contracts. Such information is included in the Company's Fixed Annuities segment.

              The following table summarizes operating income before federal income tax expense for the Company's business segments for each of the last three years.

                 (in millions of dollars)                          1998          1997          1996
                                                                   ----          ----          ----
                 Operating income:
                   Variable annuities                              $218.4        $150.9       $  90.3
                   Fixed annuities                                  175.3         169.5         135.4
                   Life insurance                                    94.8          70.9          67.2
                   Corporate and other                               40.2          27.5          22.9
                                                                   ------        ------        ------
                                                                   $528.7        $418.8        $315.8
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

              The following table summarizes certain selected financial data for the Company's Variable Annuities segment for the years indicated.

              (in millions of dollars)                                       1998              1997             1996
                                                                             ----              ----             ----
              Income Statement Data:
              Revenues                                                     $   529.5         $   404.0        $   284.6
              Benefits and expenses                                            311.1             253.1            194.3
                                                                           ---------         ---------        ---------
              Operating income before federal income tax expense           $   218.4         $   150.9        $    90.3
                                                                           =========         =========        =========

              Other Data:
              Statutory premiums and deposits (1)                          $ 9,543.3         $ 7,535.8        $ 6,500.3
              Policy reserves as of year end                               $46,420.8         $34,486.7        $24,278.1
              Pre-tax operating income to average policy reserves               0.54%             0.51%            0.44%

              ----------
              (1) Statutory data have been derived from the Annual Statements of the Company's life insurance subsidiaries, as filed with insurance regulatory authorities and prepared in accordance with statutory accounting practices.

              Variable Annuities segment revenues reflect a significant increase in policy charges, primarily asset fees, consistent with the growth in variable annuity policy reserves. Asset fees were $479.1 million in 1998 up 29% from $370.2 million in 1997 and totaled $261.8 million in 1996. Asset fees are charged as a percentage of policy reserves which have increased substantially in the past three years as a result of steady premium growth and through market appreciation on investments underlying reserves. Variable annuity policy reserves grew $11.93 billion during 1998 reaching $46.42 billion as of year end 1998 compared to growth in 1997 of $10.21 billion and year end 1997 reserves of $34.49 billion. During 1996, policy reserves increased $7.52 billion.

              The Company has continued to achieve high sales growth through deeper penetration of existing distribution channels and the addition of new sales outlets. In addition, growing consumer acceptance of equity-based retirement savings products, a robust United States stock market and low interest rates have all combined to provide a very favorable environment for variable annuity sales. The Company's broad network of strong distribution relationships coupled with product innovation allowed the Company to maintain its ranking as the third largest seller of individual variable annuities in the United States during 1998. Company sales of all variable annuities increased 27% during 1998 to a record $9.54 billion compared to $7.54 billion in 1997. Variable annuity sales in 1997 represented a 16% increase over 1996 sales of $6.50 billion.

              An example of the Company's ability to develop innovative products and to leverage its strong distributor relationships to maintain its competitive position is America's FUTURE Annuity. This individual variable annuity product was developed in late 1997 in partnership with distributors and offers the customer greater flexibility and investment choice with insurance charges lower than comparable products sold through the financial planning community. Sales of this product reached $2.4 billion during 1998, its first full year of availability.

              Although the equity markets were more volatile in 1998 than in the previous two years, equity market conditions over each of the past three years have contributed significantly to the growth in variable annuity policy reserves. Variable annuity policy reserves reflect market appreciation of $6.80 billion, $5.21 billion and $2.72 billion in 1998, 1997 and 1996, respectively.

              Increased variable annuity revenues were partially offset by increased amortization of DAC in 1998 compared to 1997 and 1996 due to overall growth in the variable annuity business and by increased operating expenses.

              Operating expenses increased 15% during 1998 and 20% during 1997; however, the growth in expenses was far outpaced by the 31% and 42% increases in revenues over those same periods. As a result, operating income as a percentage of reserves has improved to 0.54% in 1998 up 3 basis points from 1997 and up 10 basis points from 1996. The Company has controlled operating expense growth by increasing productivity through investments in technology and economies of scale.

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

              The following table summarizes certain selected financial data for the Company's Fixed Annuities segment for the years indicated.

              (in millions of dollars)                                       1998              1997             1996
                                                                             ----              ----             ----
              Income Statement Data:
              Revenues:
                Net investment income                                      $ 1,116.6         $ 1,098.2        $ 1,050.6
                Other                                                           35.7              43.2             42.0
                                                                           ---------         ---------        ---------
                                                                             1,152.3           1,141.4          1,092.6
                                                                           ---------         ---------        ---------
              Benefits and expenses:
                Interest credited to policyholder account balances             828.6             823.4            805.0
                Other benefits and expenses                                    148.4             148.5            152.2
                                                                           ---------         ---------        ---------
                                                                               977.0             971.9            957.2
                                                                           ---------         ---------        ---------
              Operating income before federal income tax expense           $   175.3         $   169.5        $   135.4
                                                                           =========         =========        =========

              Other Data:
              Statutory premiums and deposits (1)                          $ 2,068.0         $ 2,137.9        $ 1,600.5
              Policy reserves as of year end                               $14,898.9         $14,194.2        $13,511.8
              Pre-tax operating income to average policy reserves               1.21%             1.22%            1.03%

              ----------
              (1) Statutory data have been derived from the Annual Statements of the Company's life insurance subsidiaries, as filed with insurance regulatory authorities and prepared in accordance with statutory accounting practices.

              Fixed Annuities segment results reflect an increase in interest spread income attributable to growth in fixed annuity policy reserves and wider interest margins. Interest spread is the differential between net investment income and interest credited to policyholder account balances. Interest spreads vary depending on crediting rates offered by competitors, performance of the investment portfolio, changes in market interest rates and other factors. The following table depicts the interest margins on general account policy reserves in the Fixed Annuities segment for each of the last three years.

                                                                  1998          1997          1996
                                                                  ----          ----          ----
                     Net investment income                        8.02%         8.16%         8.22%
                     Interest credited                            5.95          6.12          6.30
                                                                  ----          ----          ----
                                                                  2.07%         2.04%         1.92%
                                                                  ====          ====          ====

              The declining interest rate environment has put pressure on interest margins when fixed income investments mature or prepay and are reinvested at lower rates; however, mortgage loan and bond prepayment income actually increased interest margins in 1998. Prepayment income added 8 additional basis points to the 1998 interest margin compared to 1997. The Company expects 1999 interest margins excluding prepayment income to return to historically normal levels of 190 to 195 basis points.

              The Company is able to mitigate the effects of lower investment yields by periodically resetting the rates credited on fixed annuity contracts. As of December 31, 1998, $7.17 billion, or 48% of fixed annuity policy reserves, were in contracts where the guaranteed interest rate is reestablished each quarter. Fixed annuity policy reserves of $5.29 billion are in contracts that adjust the crediting rate on an annual basis with portions resetting in each calendar quarter. The Company also has $1.36 billion of fixed annuity policy reserves that call for the crediting rate to be reset annually on each January 1. The remaining $1.08 billion of fixed annuity policy reserves are in payout status where the Company has guaranteed periodic, typically monthly, payments.

              Fixed annuity policy reserves increased to $14.90 billion as of year-end compared to $14.19 billion a year ago and $13.51 billion as of the end of 1996. Fixed annuity sales during 1998 were $2.07 billion, essentially even with 1997 sales of $2.14 billion, reflecting the low interest rate environment and customer preference for equity-linked products. Sales in 1996 were $1.60 billion. The increase in sales in 1998 and 1997 over 1996 reflects the impact of first year bonus crediting rate programs for certain of the Company's variable annuity products. Such programs initially attract sales to the Fixed Annuities segment. Over the subsequent twelve months, the funds are then systematically transferred to variable investments. Most of the Company's fixed annuity sales are premiums allocated to the guaranteed fixed option of variable annuity contracts. Fixed annuity sales for 1998 include $1.68 billion in premiums allocated to the fixed option under a variable annuity contract, compared to $1.67 billion in 1997 and $1.24 billion in 1996.

              Results in 1996 were adversely impacted by a $13.0 million charge related to reserve strengthening for the immediate annuity line.

              Life Insurance

              The Life Insurance segment consists of insurance products, including variable universal life insurance and corporate-owned life insurance products, that provide a death benefit and also allow the customer to build cash value on a tax-deferred basis.

              The following table summarizes certain selected financial data for the Company's Life Insurance segment for the years indicated.

              (in millions of dollars)                                        1998              1997             1996
                                                                              ----              ----             ----
              Income Statement Data:
              Revenues                                                      $  551.2          $  473.1         $  435.6
              Benefits and expenses                                            456.4             402.2            368.4
                                                                            --------          --------         --------
              Operating income before federal income tax expense            $   94.8          $   70.9         $   67.2
                                                                            ========          ========         ========

              Other Data:
              Statutory premiums (1):
                Traditional and universal life                              $  246.0          $  248.4         $  253.9
                Variable universal life                                        316.0             220.0            165.4
                Corporate-owned life                                           645.8             195.0             20.0
              Policy reserves as of year end:
                Traditional and universal life                               2,439.7           2,369.5          2,295.5
                Variable universal life                                      1,270.1             895.6            622.6
                Corporate-owned life                                           903.6             221.9             20.8

              ----------
              (1) Statutory data have been derived from the Annual Statements of the Company's life insurance subsidiaries, as filed with insurance regulatory authorities and prepared in accordance with statutory accounting practices.

              The increase in Life Insurance segment earnings is attributable to strong growth in investment life insurance products, which include individual variable universal life insurance and corporate-owned life insurance, where the Company has aggressively expanded its distribution capabilities. Investment life premiums and deposits increased from $185.4 million in 1996 to $415.0 million in 1997 to $961.8 million in 1998. As a result of the sales growth and high persistency, revenues from investment life products increased to $150.4 million in 1998 from $71.9 million in 1997 and $45.5 million in 1996. The Company believes there are growth opportunities for investment life products and in 1999 will be introducing new products and expanding distribution to new outlets to better penetrate these markets.

              The increase in benefits and expenses is composed primarily of increased interest credited to policyholders and increased operating expenses. Death claims and other policyholder benefits reflected modest growth during 1997 and 1998. Interest credited to policyholders increased $36.9 million in 1998 reaching $115.4 million compared to $78.5 million a year ago. Interest credited to policyholders totaled $70.2 million in 1996. The increased corporate-owned life insurance business discussed previously accounted for most of the increases. Operating expenses grew to $101.7 million in 1998 compared to $94.5 million and $78.9 million in 1997 and 1996, respectively, reflecting the increased number of policies in-force as well as technology related expenditures.

              Corporate and Other

              The following table summarizes certain selected financial data for the Company's Corporate and Other segment for the years indicated.

              (in millions of dollars)                                         1998              1997             1996
                                                                               ----              ----             ----
              Income Statement Data:
              Revenues                                                        $214.3            $187.8           $180.4
              Benefits and expenses                                            174.1             160.3            157.5
                                                                              ------            ------           ------
              Operating income before federal income tax expense(1)           $ 40.2            $ 27.5           $ 22.9
                                                                              ======            ======           ======

              ----------
              (1) Excludes realized gains (losses) on investments and discontinued operations.

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


ITEM 7A       QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
-------       ----------------------------------------------------------

              MARKET RISK SENSITIVE FINANCIAL INSTRUMENTS

              The Company is subject to potential fluctuations in earnings and the fair value of certain of its assets and liabilities, as well as variations in expected cash flows due to changes in market interest rates and equity prices. The following discussion focuses on specific exposures the Company has to interest rate and equity price risk and describes strategies used to manage these risks. The discussion is limited to financial instruments subject to market risks and is not intended to be a complete discussion of all of the risks the Company is exposed to.

              INTEREST RATE RISK

              Fluctuations in interest rates can potentially impact the Company's earnings and cash flows, and the fair value of its assets and liabilities. Generally, in a declining interest rate environment, the Company may be required to reinvest the proceeds from matured and prepaid investments at rates lower than the overall yield of the portfolio, which could reduce interest spread income. In addition, minimum guaranteed crediting rates (typically 3% or 3.5%) on certain annuity contracts could result in a reduction of the Company's interest spread income in the event of a significant and prolonged decline in interest rates from market rates at the end of 1998. The average crediting rate of annuity products during 1998 was 5.95%, well in excess of the guaranteed rates. The Company mitigates this risk by investing in assets with maturities and durations that match the expected characteristics of the liabilities and by investing in mortgage backed securities with limited prepayment exposure.

              Conversely, a rising interest rate environment could result in a reduction of interest spread income or an increase in policyholder surrenders. Investments supporting annuity liabilities generally have a weighted average maturity of seven years when purchased and therefore, the change in yield of the portfolio will lag changes in market interest rates. This lag is increased if the rate of prepayments of mortgage-backed securities slows. To the extent the Company sets renewal rates based on current market rates, this will result in reduced interest spreads. Alternatively, if the Company sets renewal crediting rates while attempting to maintain a desired spread from the portfolio yield, the rates offered by the Company may be less than new money rates offered by competitors. This difference could result in an increase in surrender activity by policyholders. If the Company could not fund the surrenders with its cash flow from operations, the Company may be required to sell investments, which likely would have declined in value due to the increase in interest rates. The Company mitigates this risk by offering products that assess surrender charges or market value adjustments at the time of surrender, by investing in assets with maturities and durations that match the expected characteristics of the liabilities, and by investing in mortgage backed securities with limited prepayment exposure.

              ASSET/LIABILITY MANAGEMENT STRATEGIES TO MANAGE INTEREST RATE RISK

              The Company employs an asset/liability management approach tailored to the specific requirements of each of its products. The Company's general account investments are primarily managed in a number of pools that are segregated by weighted average maturity of the assets acquired by the pools. For fixed maturity securities and mortgages, the weighted average maturity is based on repayments which are scheduled to occur under the terms of the asset. For mortgage backed securities, repayments are determined using the current rate of repayment of the underlying mortgages and the terms of the securities. Each product line has an investment strategy based on its specific characteristics. The strategy establishes asset duration, quality and other guidelines. The Company determines the amount of new investments needed for each line to arrive at the amount of new investments needed for each pool by month. The investments acquired for each pool are shared on a proportional basis by each of the lines requesting investments in the pool based on their actual investment needs.

              For all business having future benefits which cannot be changed at the option of the policyholder, the underlying assets are managed in a separate pool. The duration of assets and liabilities in this pool are kept as close together as possible. For assets, the repayment cash flows, plus anticipated coupon payments, are used in calculating asset duration. Future benefits and expenses are used for liabilities. On December 31, 1998, the average duration of assets in this pool was 7.5 years and the average duration of the liabilities was 7.8 years. Policy reserves on this business were $1.1 billion as of December 31, 1998.

              Because the timing of the payment of future benefits on the majority of the Company's business can be changed by the policyholder, the Company employs cash flow testing techniques in its asset/liability management process. Annually, the Company's annuity and insurance business is analyzed to determine the adequacy of the reserves supporting such business. This analysis is accomplished by projecting under a number of possible future interest rate scenarios the anticipated cash flows from such business and the assets required to support such business. The first seven of these scenarios are required by the state insurance laws. Projections are also made using 13 additional scenarios which involve more extreme fluctuations in future interest rates. Finally, to get a statistical analysis of possible results and to minimize any bias in the 20 predetermined scenarios, additional projections are made using 50 randomly generated interest rate scenarios. For the Company's 1998 cash flow testing process, interest rates for 90-day treasury bills ranged from 0.7% to 9.5% under the 20 predetermined scenarios and 1.2% to 21.9% under the 50 random scenarios. Interest rates for longer maturity treasury securities had comparable ranges. The values produced by each projection are used to determine future gains or losses from the Company's annuity and insurance business, which, in turn, are used to quantify the adequacy of the Company's reserves over the entire projection period. The results of the Company's cash flow testing indicated that the Company's reserves were adequate as of December 31, 1998.

              CHARACTERISTICS OF INTEREST RATE SENSITIVE FINANCIAL INSTRUMENTS

              The following table provides information about the Company's financial instruments that are sensitive to changes in interest rates. Insurance contracts that subject the Company to significant mortality risk, including life insurance contracts and life-contingent immediate annuities, do not meet the definition of a financial instrument and are not included in the table.

                                                                                                There-                 Fair
(in millions of dollars)                 1999       2000       2001      2002        2003       after       Total      Value
-----------------------------------------------------------------------------------------------------------------------------
ASSETS
Fixed maturity securities:
   Corporate bonds:
     Principal                         $1,092.7   $1,049.2   $1,667.6   $1,386.3   $  882.7   $2,864.0   $ 8,942.5  $ 9,364.2
     Average interest rate                  8.0%       7.5%       7.3%       7.2%       7.0%       7.6%
   Mortgage and other asset-
     backed securities:
     Principal                         $  905.3   $  964.3   $  870.7   $  588.9   $  367.3   $  718.3   $ 4,414.8  $ 4,499.4
     Average interest rate                  7.3%       7.4%       7.2%       7.4%       7.4%       7.0%
   Other fixed maturity securities:
     Principal                         $    7.8   $   72.0   $   54.6   $  103.3   $   60.6   $   65.7   $   364.0  $   381.5
     Average interest rate                  8.5%       6.4%       7.0%       6.6%       6.9%       6.8%
Mortgage loans on real estate:
     Principal                         $  185.9   $  373.9   $  313.1   $  339.5   $  408.8   $3,749.6   $ 5,372.4  $ 5,527.6
     Average interest rate                  9.2%       9.3%       7.0%       8.5%       7.6%       7.1%

LIABILITIES
Deferred fixed annuities:
     Principal                         $1,639.6   $1,548.3   $1,733.7   $1,232.5   $1,169.6   $8,270.7   $15,594.4  $15,282.0
     Average credited rate                  5.2%       4.8%       4.5%       4.3%       4.1%       4.1%
Immediate annuities:
     Principal                         $   20.6   $   20.7   $   22.3   $   25.2   $   29.9   $   53.1   $   171.8  $   201.6
     Average credited rate                  7.3%       7.3%       7.3%       7.3%       7.4%       7.4%

              Additional information about the characteristics of the financial instruments and assumptions underlying the data presented in the table above are as follows:

              Mortgage and other asset-backed securities (MBSs): The maturity year is determined based on the terms of the securities and the current rate of prepayment of the underlying pools of mortgages. The Company limits its exposure to prepayments by purchasing less volatile types of MBSs (see "Management's Discussion and Analysis of Financial Condition and Results of Operations - Investments - Fixed Maturity Securities").

              Other Fixed Maturity Securities and Mortgage Loans on Real Estate:
              The maturity year is determined based on the maturity date of the security or loan.

              Deferred Fixed Annuities: The maturity year is based on the expected date of policyholder withdrawal, taking into account actual experience, current interest rates, and contract terms. Included are group annuity contracts ($10.30 billion) which are generally subject to market value adjustment upon surrender and may also be subject to surrender charges. Of the total group annuity liabilities, $7.17 billion was in contracts where the crediting rate is reset quarterly. For the remaining $3.13 billion of group annuity reserves, the crediting rate is reset annually on January 1. Also included are $5.29 billion of individual annuity liabilities where the crediting rate is reset annually, with portions resetting in each calendar quarter. Such individual annuity contracts are also subject to surrender charges calculated as a percentage of the lesser of deposits made or the amount surrendered and assessed at declining rates during the first seven years after a deposit is made. The average crediting rate is calculated as the difference between the projected yield of the assets backing the liabilities and a targeted interest spread.

              Immediate Annuities: Included are non-life contingent contracts in payout status where the Company has guaranteed periodic, typically monthly, payments. The maturity year is based on the terms of the contract.

              EQUITY MARKET RISK

              Asset fees calculated as a percentage of the separate account assets are a significant source of revenue to the Company. At December 31, 1998, 86% of separate account assets were invested in equity mutual funds. Gains and losses in the equity markets will result in corresponding increases and decreases in the Company's separate account assets and the reported asset fee revenue. In addition, a decrease in separate account assets may decrease the Company's expectations of future profit margins which may require the Company to accelerate the amortization of deferred policy acquisition costs.

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

                                                                                                                     Page
                                                                                                                     ----
              CONSOLIDATED FINANCIAL STATEMENTS:
                Independent Auditors' Report                                                                           F-1
                Consolidated Balance Sheets as of December 31, 1998 and 1997                                           F-2
                Consolidated Statements of Income for the years ended December 31, 1998, 1997 and 1996                 F-3
                Consolidated Statements of Shareholder's Equity for the years ended December 31, 1998,
                  1997 and 1996                                                                                        F-4
                Consolidated Statements of Cash Flows for the  years ended December 31, 1998, 1997
                  and 1996                                                                                             F-5
                Notes to Consolidated Financial Statements                                                             F-6

              FINANCIAL STATEMENT SCHEDULES:
                Schedule I     Consolidated Summary of Investments - Other Than Investments in
                                 Related Parties as of December 31, 1998                                              F-28
                Schedule III   Supplementary Insurance Information as of December 31, 1998, 1997 and
                                 1996 and for each of the years then ended                                            F-29
                Schedule IV    Reinsurance as of December 31, 1998, 1997 and 1996 and for each of the
                                 years then ended                                                                     F-30
                Schedule V     Valuation and Qualifying Accounts for the years ended December 31,
                                 1998, 1997 and 1996                                                                  F-31

                  All other schedules are omitted because they are not applicable or not required, or because the required information has been included in the audited consolidated financial statements or notes thereto

              EXHIBIT INDEX                                                                                             25

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


Date: March 3, 1999

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


/s/ DIMON R. McFERSON                             3/3/99        /s/ JOSEPH J. GASPER                              2/9/99
---------------------------------------------     ------        ----------------------------------------------    ------
Dimon R. McFerson, Chairman and Chief              Date         Joseph J. Gasper, President and Chief              Date
Executive Officer - Nationwide Insurance                        Operating Officer and Director
Enterprise and Director



/s/ LEWIS J. ALPHIN                                3/2/99       /s/ A.I. BELL                                     3/2/99
---------------------------------------------      ------       ----------------------------------------------    ------
Lewis J. Alphin, Director                           Date        A.I. Bell, Director                                Date



/s/ KEITH W. ECKEL                                 3/2/99       /s/ WILLARD J. ENGEL                              3/2/99
---------------------------------------------      ------      -----------------------------------------------    ------
Keith W. Eckel, Director                            Date        Willard J. Engel, Director                         Date



/s/ FRED C. FINNEY                                 3/2/99       /s/ CHARLES L. FUELLGRAF, JR.                     3/2/99
---------------------------------------------      ------       ----------------------------------------------    ------
Fred C. Finney, Director                            Date        Charles L. Fuellgraf, Jr., Director                Date



/s/ DAVID O. MILLER                                3/2/99       /s/ YVONNE L. MONTGOMERY                          3/2/99
---------------------------------------------      ------       ---------------------------------------------     ------
David O. Miller, Director                           Date        Yvonne L. Montgomery, Director                     Date



/s/ JAMES F. PATTERSON                             3/2/99       /s/ ARDEN L. SHISLER                              3/2/99
---------------------------------------------      ------       --------------------------------------------      ------
James F. Patterson, Director                        Date        Arden L. Shisler, Director                         Date



/s/ ROBERT L. STEWART                              3/2/99       /s/ NANCY C. THOMAS                               3/2/99
---------------------------------------------      ------       --------------------------------------------      ------
Robert L. Stewart, Director                         Date        Nancy C. Thomas, Director                          Date



/s/ HAROLD W. WEIHL                                3/2/99       /s/ ROBERT A. OAKLEY                              2/9/99
---------------------------------------------      ------       --------------------------------------------      ------
Harold W. Weihl, Director                           Date        Robert A. Oakley, Executive Vice                   Date
                                                                President - Chief Financial Officer



/s/ MARK R. THRESHER                               2/9/99
---------------------------------------------      ------
Mark R. Thresher, Vice President -                  Date
Controller (Chief Accounting Officer)

                                  EXHIBIT INDEX

 Exhibit                                                                                  Page
 -------                                                                                  ----
   3.1       Amended Articles of Incorporation of Nationwide Life Insurance
             Company, dated March 14, 1986 (previously filed as Exhibit 3.1 to
             Form 10-K, Commission File Number 2-28596, filed March 31,1998, and incorporated herein by reference)

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

 Exhibit                                                                                  Page
 -------                                                                                  ----
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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Nationwide Life Insurance Company and subsidiaries as of December 31, 1998 and 1997, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 1998, in conformity with generally accepted accounting principles. Also in our opinion, the related financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.





                                                                        KPMG LLP



Columbus, Ohio
January 29, 1999

                     NATIONWIDE LIFE INSURANCE COMPANY AND SUBSIDIARIES
             (a wholly owned subsidiary of Nationwide Financial Services, Inc.)

                                 Consolidated Balance Sheets

                     (in millions of dollars, except per share amounts)


                                                                          December 31,
                                                                    -----------------------
                                        Assets                        1998          1997
                                        ------                      ---------     ---------
Investments:
  Securities available-for-sale, at fair value:
    Fixed maturity securities                                       $14,245.1     $13,204.1
    Equity securities                                                   127.2          80.4
  Mortgage loans on real estate, net                                  5,328.4       5,181.6
  Real estate, net                                                      243.6         311.4
  Policy loans                                                          464.3         415.3
  Other long-term investments                                            44.0          25.2
  Short-term investments                                                289.1         358.4
                                                                    ---------     ---------
                                                                     20,741.7      19,576.4
                                                                    ---------     ---------

Cash                                                                      3.4         175.6
Accrued investment income                                               218.7         210.5
Deferred policy acquisition costs                                     2,022.2       1,665.4
Other assets                                                            420.3         438.4
Assets held in separate accounts                                     50,935.8      37,724.4
                                                                    ---------     ---------
                                                                    $74,342.1     $59,790.7
                                                                    =========     =========

                         Liabilities and Shareholder's Equity
                         ------------------------------------
Future policy benefits and claims                                   $19,767.1     $18,702.8
Other liabilities                                                       866.1         885.6
Liabilities related to separate accounts                             50,935.8      37,724.4
                                                                    ---------     ---------
                                                                     71,569.0      57,312.8
                                                                    ---------     ---------

Commitments and contingencies (notes 7 and 12)

Shareholder's equity:
  Common stock, $1 par value.  Authorized 5.0 million shares;
    3.8 million shares issued and outstanding                             3.8           3.8
  Additional paid-in capital                                            914.7         914.7
  Retained earnings                                                   1,579.0       1,312.3
  Accumulated other comprehensive income                                275.6         247.1
                                                                    ---------     ---------
                                                                      2,773.1       2,477.9
                                                                    ---------     ---------
                                                                    $74,342.1     $59,790.7
                                                                    =========     =========

See accompanying notes to consolidated financial statements.

                                NATIONWIDE LIFE INSURANCE COMPANY AND SUBSIDIARIES
                        (a wholly owned subsidiary of Nationwide Financial Services, Inc.)

                                         Consolidated Statements of Income

                                             (in millions of dollars)


                                                                                    Years ended December 31,
                                                                              -----------------------------------
                                                                                 1998         1997        1996
                                                                              --------     --------     ---------
Revenues:
  Policy charges                                                              $  698.9     $  545.2     $  400.9
  Life insurance premiums                                                        200.0        205.4        198.6
  Net investment income                                                        1,481.6      1,409.2      1,357.8
  Realized gains (losses) on investments                                          28.4         11.1         (0.3)
  Other                                                                           66.8         46.5         35.9
                                                                              --------     --------     --------
                                                                               2,475.7      2,217.4      1,992.9
                                                                              --------     --------     --------
Benefits and expenses:
  Interest credited to policyholder account balances                           1,069.0      1,016.6        982.3
  Other benefits and claims                                                      175.8        178.2        178.3
  Policyholder dividends on participating policies                                39.6         40.6         41.0
  Amortization of deferred policy acquisition costs                              214.5        167.2        133.4
  Other operating expenses                                                       419.7        384.9        342.4
                                                                              --------     --------     --------
                                                                               1,918.6      1,787.5      1,677.4
                                                                              --------     --------     --------

    Income from continuing operations before federal income tax expense          557.1        429.9        315.5

Federal income tax expense                                                       190.4        150.2        110.9
                                                                              --------     --------     --------

    Income from continuing operations                                            366.7        279.7        204.6

Income from discontinued operations (less federal income tax expense
  of $4.5 in 1996)                                                                --           --           11.3
                                                                              --------     --------     --------

    Net income                                                                $  366.7     $  279.7     $  215.9
                                                                              ========     ========     ========

See accompanying notes to consolidated financial statements.

                             NATIONWIDE LIFE INSURANCE COMPANY AND SUBSIDIARIES
                    (a wholly owned subsidiary of Nationwide Financial Services, Inc.)

                              Consolidated Statements of Shareholder's Equity

                                Years ended December 31, 1998, 1997 and 1996
                                         (in millions of dollars)


                                                                                  Accumulated
                                                         Additional                  other         Total
                                              Common      paid-in      Retained  comprehensive  shareholder's
                                              stock       capital      earnings      income        equity
                                              -----       -------      --------      ------        ------
December 31, 1995                             $  3.8     $ 657.2      $1,583.2      $ 384.3      $2,628.5

Comprehensive income:
    Net income                                  --          --           215.9         --           215.9
    Net unrealized losses on securities
      available-for-sale arising during
      the year                                  --          --            --         (170.9)       (170.9)
                                                                                                 --------
  Total comprehensive income                                                                         45.0
                                                                                                 --------
Dividends to shareholder                        --        (129.3)       (366.5)       (39.8)       (535.6)
                                              ------     -------      --------      -------      --------
December 31, 1996                                3.8       527.9       1,432.6        173.6       2,137.9

Comprehensive income:
    Net income                                  --          --           279.7         --           279.7
    Net unrealized gains on securities
      available-for-sale arising during
      the year                                  --          --            --           73.5          73.5
                                                                                                 --------
  Total comprehensive income                                                                        353.2
                                                                                                 --------
Capital contribution                            --         836.8          --           --           836.8
Dividend to shareholder                         --        (450.0)       (400.0)        --          (850.0)
                                              ------     -------      --------      -------      --------
December 31, 1997                                3.8       914.7       1,312.3        247.1       2,477.9

Comprehensive income:
    Net income                                  --          --           366.7         --           366.7
    Net unrealized gains on securities
      available-for-sale arising during
      the year                                  --          --            --           28.5          28.5
                                                                                                 --------
  Total comprehensive income                                                                        395.2
                                                                                                 --------
Dividend to shareholder                         --          --          (100.0)        --          (100.0)
                                              ------     -------      --------      -------      --------
December 31, 1998                             $  3.8     $ 914.7      $1,579.0      $ 275.6      $2,773.1
                                              ======     =======      ========      =======      ========


See accompanying notes to consolidated financial statements.


                                     NATIONWIDE LIFE INSURANCE COMPANY AND SUBSIDIARIES
                            (a wholly owned subsidiary of Nationwide Financial Services, Inc.)

                                           Consolidated Statements of Cash Flows

                                                  (in millions of dollars)


                                                                                           Years ended December 31,
                                                                                   ---------------------------------------
                                                                                     1998           1997            1996
                                                                                   ---------      ---------      ---------
Cash flows from operating activities:
  Net income                                                                       $   366.7      $   279.7      $   215.9
  Adjustments to reconcile net income to net cash provided by operating activities:
      Interest credited to policyholder account balances                             1,069.0        1,016.6          982.3
      Capitalization of deferred policy acquisition costs                             (584.2)        (487.9)        (422.6)
      Amortization of deferred policy acquisition costs                                214.5          167.2          133.4
      Amortization and depreciation                                                     (8.5)          (2.0)           7.0
      Realized gains on invested assets, net                                           (28.4)         (11.1)          (0.3)
      (Increase) decrease in accrued investment income                                  (8.2)          (0.3)           2.8
      (Increase) decrease in other assets                                               16.4          (12.7)         (38.9)
      Decrease in policy liabilities                                                    (8.3)         (23.1)        (151.0)
      (Decrease) increase in other liabilities                                         (34.8)         230.6          191.4
      Other, net                                                                       (11.3)         (10.9)         (61.7)
                                                                                   ---------      ---------      ---------
        Net cash provided by operating activities                                      982.9        1,146.1          858.3
                                                                                   ---------      ---------      ---------

Cash flows from investing activities:
  Proceeds from maturity of securities available-for-sale                            1,557.0          993.4        1,162.8
  Proceeds from sale of securities available-for-sale                                  610.5          574.5          299.6
  Proceeds from repayments of mortgage loans on real estate                            678.2          437.3          309.0
  Proceeds from sale of real estate                                                    103.8           34.8           18.5
  Proceeds from repayments of policy loans and sale of other invested assets            23.6           22.7           22.8
  Cost of securities available-for-sale acquired                                    (3,182.8)      (2,828.1)      (1,573.6)
  Cost of mortgage loans on real estate acquired                                      (829.1)        (752.2)        (972.8)
  Cost of real estate acquired                                                          (0.8)         (24.9)          (7.9)
  Policy loans issued and other invested assets acquired                               (88.4)         (62.5)         (57.7)
  Short-term investments, net                                                           69.3         (354.8)          28.0
                                                                                   ---------      ---------      ---------
        Net cash used in investing activities                                       (1,058.7)      (1,959.8)        (771.3)
                                                                                   ---------      ---------      ---------

Cash flows from financing activities:
  Proceeds from capital contributions                                                   --            836.8           --
  Cash dividends paid                                                                 (100.0)          --            (50.0)
  Increase in investment product and universal life insurance
    product account balances                                                         2,682.1        2,488.5        1,781.8
  Decrease in investment product and universal life insurance
    product account balances                                                        (2,678.5)      (2,379.8)      (1,784.5)
                                                                                   ---------      ---------      ---------
        Net cash (used in) provided by financing activities                            (96.4)         945.5          (52.7)
                                                                                   ---------      ---------      ---------
Net (decrease) increase in cash                                                       (172.2)         131.8           34.3

Cash, beginning of year                                                                175.6           43.8            9.5
                                                                                   ---------      ---------      ---------
Cash, end of year                                                                  $     3.4      $   175.6      $    43.8
                                                                                   =========      =========      =========

See accompanying notes to consolidated financial statements.

               NATIONWIDE LIFE INSURANCE COMPANY AND SUBSIDIARIES
       (a wholly owned subsidiary of Nationwide Financial Services, Inc.)

                   Notes to Consolidated Financial Statements

                        December 31, 1998, 1997 and 1996



(1)      Organization and Description of Business
         ----------------------------------------

         Prior to January 27, 1997, Nationwide Life Insurance Company (NLIC) was wholly owned by Nationwide Corporation (Nationwide Corp.). On that date, Nationwide Corp. contributed the outstanding shares of NLIC's common stock to Nationwide Financial Services, Inc. (NFS), a holding company formed by Nationwide Corp. in November 1996 for NLIC and the other companies within the Nationwide Insurance Enterprise that offer or distribute long-term savings and retirement products. On March 11, 1997, NFS completed an initial public offering of its Class A common stock.

         During 1996 and 1997, Nationwide Corp. and NFS completed certain transactions in anticipation of the initial public offering that focused the business of NFS on long-term savings and retirement products. On September 24, 1996, NLIC declared a dividend payable to Nationwide Corp. on January 1, 1997 consisting of the outstanding shares of common stock of certain subsidiaries that do not offer or distribute long-term savings or retirement products. In addition, during 1996, NLIC entered into two reinsurance agreements whereby all of NLIC's accident and health and group life insurance business was ceded to two affiliates effective January 1, 1996. These subsidiaries, through December 31, 1996, and all accident and health and group life insurance business have been accounted for as discontinued operations for all periods presented. See notes 10 and 14. Additionally, NLIC paid $900.0 million of dividends, $50.0 million to Nationwide Corp. on December 31, 1996 and $850.0 million to NFS, which then made an equivalent dividend to Nationwide Corp., on February 24, 1997.

         NFS contributed $836.8 million to the capital of NLIC during March
         1997.

         Wholly owned subsidiaries of NLIC include Nationwide Life and Annuity Insurance Company (NLAIC), Nationwide Advisory Services, Inc., Nationwide Investment Services Corporation and NWE, Inc. NLIC and its subsidiaries are collectively referred to as "the Company."

         The Company is a leading provider of long-term savings and retirement products, including variable annuities, fixed annuities and life insurance.

(2)      Summary of Significant Accounting Policies
         ------------------------------------------

         The significant accounting policies followed by the Company that materially affect financial reporting are summarized below. The accompanying consolidated financial statements have been prepared in accordance with generally accepted accounting principles, which differ from statutory accounting practices prescribed or permitted by regulatory authorities. Annual Statements for NLIC and NLAIC, filed with the Department of Insurance of the State of Ohio (the Department), are prepared on the basis of accounting practices prescribed or permitted by the Department. Prescribed statutory accounting practices include a variety of publications of the National Association of Insurance Commissioners (NAIC), as well as state laws, regulations and general administrative rules. Permitted statutory accounting practices encompass all accounting practices not so prescribed. The Company has no material permitted statutory accounting practices.

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

         (a)  Consolidation Policy
              --------------------

              The consolidated financial statements include the accounts of NLIC and its wholly owned subsidiaries. Operations that are classified and reported as discontinued operations are not consolidated but rather are reported as "Income from discontinued operations" in the accompanying consolidated statements of income. All significant intercompany balances and transactions have been eliminated.

         (b)  Valuation of Investments and Related Gains and Losses
              -----------------------------------------------------

              The Company is required to classify its fixed maturity securities and equity securities as either held-to-maturity, available-for-sale or trading. Fixed maturity securities are classified as held-to-maturity when the Company has the positive intent and ability to hold the securities to maturity and are stated at amortized cost. Fixed maturity securities not classified as held-to-maturity and all equity securities are classified as available-for-sale and are stated at fair value, with the unrealized gains and losses, net of adjustments to deferred policy acquisition costs and deferred federal income tax, reported as a separate component of shareholder's equity. The adjustment to deferred policy acquisition costs represents the change in amortization of deferred policy acquisition costs that would have been required as a charge or credit to operations had such unrealized amounts been realized. The Company has no fixed maturity securities classified as held-to-maturity or trading as of December 31, 1998 or 1997.

              Mortgage loans on real estate are carried at the unpaid principal balance less valuation allowances. The Company provides valuation allowances for impairments of mortgage loans on real estate based on a review by portfolio managers. The measurement of impaired loans is based on the present value of expected future cash flows discounted at the loan's effective interest rate or, as a practical expedient, at the fair value of the collateral, if the loan is collateral dependent. Loans in foreclosure and loans considered to be impaired are placed on non-accrual status. Interest received on non-accrual status mortgage loans on real estate is included in interest income in the period received.

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

              Notes to Consolidated Financial Statements, Continued



         (c)  Revenues and Benefits
              ---------------------

              Investment Products and Universal Life Insurance Products:
              Investment products consist primarily of individual and group variable and fixed deferred annuities. Universal life insurance products include universal life insurance, variable universal life insurance, corporate owned life insurance and other interest-sensitive life insurance policies. Revenues for investment products and universal life insurance products consist of net investment income, asset fees, cost of insurance, policy administration and surrender charges that have been earned and assessed against policy account balances during the period. Policy benefits and claims that are charged to expense include interest credited to policy account balances and benefits and claims incurred in the period in excess of related policy account balances.

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

         (d)  Deferred Policy Acquisition Costs
              ---------------------------------

              The costs of acquiring new business, principally commissions, certain expenses of the policy issue and underwriting department and certain variable sales expenses have been deferred. For investment products and universal life insurance products, deferred policy acquisition costs are being amortized with interest over the lives of the policies in relation to the present value of estimated future gross profits from projected interest margins, asset fees, cost of insurance, policy administration and surrender charges. For years in which gross profits are negative, deferred policy acquisition costs are amortized based on the present value of gross revenues. For traditional life insurance products, these deferred policy acquisition costs are predominantly being amortized with interest over the premium paying period of the related policies in proportion to the ratio of actual annual premium revenue to the anticipated total premium revenue. Such anticipated premium revenue was estimated using the same assumptions as were used for computing liabilities for future policy benefits. Deferred policy acquisition costs are adjusted to reflect the impact of unrealized gains and losses on fixed maturity securities available-for-sale as described in note 2(b).

         (e)  Separate Accounts
              -----------------

              Separate account assets and liabilities represent contractholders' funds which have been segregated into accounts with specific investment objectives. For all but $743.9 million of separate account assets, the investment income and gains or losses of these accounts accrue directly to the contractholders. The activity of the separate accounts is not reflected in the consolidated statements of income and cash flows except for the fees the Company receives.

         (f)  Future Policy Benefits
              ----------------------

              Future policy benefits for investment products in the accumulation phase, universal life insurance and variable universal life insurance policies have been calculated based on participants' contributions plus interest credited less applicable contract charges. The average interest rate credited on investment product policy reserves was 6.0%, 6.1% and 6.3% for the years ended December 31, 1998, 1997 and 1996, respectively.

              Future policy benefits for traditional life insurance policies have been calculated by the net level premium method using interest rates varying from 6.0% to 10.5% and estimates of mortality, morbidity, investment yields and withdrawals which were used or which were being experienced at the time the policies were issued, rather than the assumptions prescribed by state regulatory authorities.

               NATIONWIDE LIFE INSURANCE COMPANY AND SUBSIDIARIES
       (a wholly owned subsidiary of Nationwide Financial Services, Inc.)

              Notes to Consolidated Financial Statements, Continued



         (g)  Participating Business
              ----------------------

              Participating business represents approximately 40% in 1998 (50% in 1997 and 52% in 1996) of the Company's life insurance in force, 74% in 1998 (77% in 1997 and 78% in 1996) of the number of life insurance policies in force, and 14% in 1998 (27% in 1997 and 40% in 1996) of life insurance statutory premiums. The provision for policyholder dividends is based on current dividend scales and is included in "Future policy benefits and claims" in the accompanying consolidated balance sheets.

         (h)  Federal Income Tax
              ------------------

              The Company files a consolidated federal income tax return with Nationwide Mutual Insurance Company (NMIC), the majority shareholder of Nationwide Corp. The members of the consolidated tax return group have a tax sharing arrangement which provides, in effect, for each member to bear essentially the same federal income tax liability as if separate tax returns were filed.

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

         (i)  Reinsurance Ceded
              -----------------

              Reinsurance premiums ceded and reinsurance recoveries on benefits and claims incurred are deducted from the respective income and expense accounts. Assets and liabilities related to reinsurance ceded are reported on a gross basis. All of the Company's accident and health and group life insurance business is ceded to affiliates and is accounted for as discontinued operations. See notes 10 and 14.

               NATIONWIDE LIFE INSURANCE COMPANY AND SUBSIDIARIES
       (a wholly owned subsidiary of Nationwide Financial Services, Inc.)

              Notes to Consolidated Financial Statements, Continued



(j)           Recently Issued Accounting Pronouncements
              -----------------------------------------

              On January 1, 1998 the Company adopted SFAS No. 131 - Disclosures about Segments of an Enterprise and Related Information (SFAS
              131). SFAS 131 supersedes SFAS No. 14 - Financial Reporting for Segments of a Business Enterprise. SFAS 131 establishes standards for public business enterprises to report information about operating segments in annual financial statements and selected information about operating segments in interim financial reports. SFAS 131 also establishes standards for related disclosures about products and services, geographic areas, and major customers. The adoption of SFAS 131 did not affect results of operations or financial position, nor did it affect the manner in which the Company defines its operating segments. The segment information required for annual financial statements is included in note 13.

              On January 1, 1998, the Company adopted SFAS No. 132 - Employers' Disclosures about Pensions and Other Postretirement Benefits (SFAS
              132). SFAS 132 revises employers' disclosures about pension and other postretirement benefit plans. The Statement does not change the measurement or recognition of benefit plans in the financial statements. The revised disclosures required by SFAS 132 are included in note 8.

              In June 1998, the FASB issued SFAS No. 133 - Accounting for Derivative Instruments and Hedging Activities (SFAS 133). SFAS 133 establishes accounting and reporting standards for derivative instruments and for hedging activities. Contracts that contain embedded derivatives, such as certain insurance contracts, are also addressed by the Statement. SFAS 133 requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. The Statement is effective for fiscal years beginning after June 15, 1999. It may be implemented earlier provided adoption occurs as of the beginning of any fiscal quarter after issuance. The Company plans to adopt this Statement in first quarter 2000 and is currently evaluating the impact on results of operations and financial condition.

              In March 1998, The American Institute of Certified Public Accountant's Accounting Standards Executive Committee issued Statement of Position 98-1 - Accounting for the Costs of Computer Software Developed or Obtained for Internal Use (SOP 98-1). SOP 98-1 provides guidance intended to standardize accounting practices for costs incurred to develop or obtain computer software for internal use. Specifically, SOP 98-1 provides guidance for determining whether computer software is for internal use and when costs incurred for internal use software are to be capitalized. SOP 98-1 is effective for financial statements for fiscal years beginning after December 15, 1998. The Company does not expect the adoption of SOP 98-1, which occurred on January 1, 1999, to have a material impact on the Company's financial statements.


         (k)  Reclassification
              ----------------

              Certain items in the 1997 and 1996 consolidated financial statements have been reclassified to conform to the 1998 presentation.

               NATIONWIDE LIFE INSURANCE COMPANY AND SUBSIDIARIES
       (a wholly owned subsidiary of Nationwide Financial Services, Inc.)

              Notes to Consolidated Financial Statements, Continued



(3)      Investments
         -----------

         The amortized cost, gross unrealized gains and losses and estimated fair value of securities available-for-sale as of December 31, 1998 and 1997 were:

                                                                                     Gross         Gross
                                                                     Amortized     unrealized    unrealized     Estimated
             (in millions of dollars)                                  cost           gains        losses       fair value
             ------------------------                                  ----           -----        ------       ----------
             December 31, 1998:
               Fixed maturity securities:
                 U.S. Treasury securities and obligations of U.S.
                   government corporations and agencies              $   255.9       $ 13.0        $   --        $   268.9
                 Obligations of states and political subdivisions          1.6           --            --              1.6
                 Debt securities issued by foreign governments           106.5          4.5            --            111.0
                 Corporate securities                                  9,899.6        423.2         (18.7)        10,304.1
                 Mortgage-backed securities                            3,457.7        104.2          (2.4)         3,559.5
                                                                     ---------       ------        ------        ---------
                     Total fixed maturity securities                  13,721.3        544.9         (21.1)        14,245.1
               Equity securities                                         110.4         18.3          (1.5)           127.2
                                                                     ---------       ------        ------        ---------
                                                                     $13,831.7       $563.2        $(22.6)       $14,372.3
                                                                     =========       ======        ======        =========

             December 31, 1997:
               Fixed maturity securities:
                 U.S. Treasury securities and obligations of U.S.
                   government corporations and agencies              $   305.1       $  8.6        $   --        $   313.7
                 Obligations of states and political subdivisions          1.6           --           --               1.6
                 Debt securities issued by foreign governments            93.3          2.7          (0.2)            95.8
                 Corporate securities                                  8,698.7        355.5         (11.5)         9,042.7
                 Mortgage-backed securities                            3,634.2        118.6          (2.5)         3,750.3
                                                                     ---------       ------        ------        ---------
                     Total fixed maturity securities                  12,732.9        485.4         (14.2)        13,204.1
               Equity securities                                          67.8         12.9          (0.3)            80.4
                                                                     ---------       ------        ------        ---------
                                                                     $12,800.7       $498.3        $(14.5)       $13,284.5
                                                                     =========       ======        ======        =========

         As of December 31, 1998 the Company had entered into S&P 500 futures contracts with a notional amount of $20.0 million to reduce the risk of changes in the fair market value of certain investments classified as equity securities. These contracts had an unrealized loss of $1.3 million as of December 31, 1998 which is included in the recorded amount of the equity securities and in accumulated other comprehensive income, net of tax, similar to other unrealized gains and losses on securities available-for-sale.

               NATIONWIDE LIFE INSURANCE COMPANY AND SUBSIDIARIES
       (a wholly owned subsidiary of Nationwide Financial Services, Inc.)

              Notes to Consolidated Financial Statements, Continued



         The amortized cost and estimated fair value of fixed maturity securities available-for-sale as of December 31, 1998, by expected maturity, are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

                                                                                   Amortized        Estimated
             (in millions of dollars)                                                 cost          fair value
                                                                                      ----          ----------
             Fixed maturity securities available for sale:
               Due in one year or less                                              $ 2,019.9        $ 2,048.0
               Due after one year through five years                                  8,169.1          8,470.6
               Due after five years through ten years                                 2,795.0          2,927.7
               Due after ten years                                                      737.3            798.8
                                                                                    ---------        ---------
                                                                                    $13,721.3        $14,245.1
                                                                                    =========        =========

         The components of unrealized gains on securities available-for-sale, net, were as follows as of December 31:

             (in millions of dollars)                                                1998          1997
                                                                                     ----          ----
             Gross unrealized gains                                                 $ 540.6       $ 483.8
             Adjustment to deferred policy acquisition costs                         (116.6)       (103.7)
             Deferred federal income tax                                             (148.4)       (133.0)
                                                                                    -------       -------
                                                                                    $ 275.6       $ 247.1
                                                                                    =======       =======

         An analysis of the change in gross unrealized gains (losses) on securities available-for-sale and fixed maturity securities held-to-maturity follows for the years ended December 31:

             (in millions of dollars)                                         1998          1997          1996
                                                                              ----          ----          ----
             Securities available-for-sale:
               Fixed maturity securities                                      $52.6        $137.5       $(289.2)
               Equity securities                                                4.2          (2.7)          8.9
                                                                              -----        ------       -------
                                                                              $56.8        $134.8       $(280.3)
                                                                              =====        ======       =======

         Proceeds from the sale of securities available-for-sale during 1998, 1997 and 1996 were $610.5 million, $574.5 million and $299.6 million, respectively. During 1998, gross gains of $9.0 million ($9.9 million and $6.6 million in 1997 and 1996, respectively) and gross losses of $7.6 million ($18.0 million and $6.9 million in 1997 and 1996, respectively) were realized on those sales. In addition, gross gains of $15.1 million and gross losses of $0.7 million were realized in 1997 when the Company paid a dividend to NFS, which then made an equivalent dividend to Nationwide Corp., consisting of securities having an aggregate fair value of $850.0 million.

         The recorded investment of mortgage loans on real estate considered to be impaired as of December 31, 1998 was $3.7 million. No valuation allowance has been recorded for these loans as of December 31, 1998. The recorded investment of mortgage loans on real estate considered to be impaired as of December 31, 1997 was $19.9 million which includes $3.9 million of impaired mortgage loans on real estate for which the related valuation allowance was $0.1 million and $16.0 million of impaired mortgage loans on real estate for which there was no valuation allowance. During 1998, the average recorded investment in impaired mortgage loans on real estate was approximately $9.1 million ($31.8 million in 1997) and interest income recognized on those loans was $0.3 million ($1.0 million in 1997), which is equal to interest income recognized using a cash-basis method of income recognition.

               NATIONWIDE LIFE INSURANCE COMPANY AND SUBSIDIARIES
       (a wholly owned subsidiary of Nationwide Financial Services, Inc.)

              Notes to Consolidated Financial Statements, Continued



         Activity in the valuation allowance account for mortgage loans on real estate is summarized for the years ended December 31:

             (in millions of dollars)                                                1998          1997
                                                                                     ----          ----
             Allowance, beginning of year                                            $42.5         $51.0
               Reductions credited to operations                                      (0.1)         (1.2)
               Direct write-downs charged against the allowance                         --          (7.3)
                                                                                     -----         -----
             Allowance, end of year                                                  $42.4         $42.5
                                                                                     =====         =====

         Real estate is presented at cost less accumulated depreciation of $21.5 million as of December 31, 1998 ($45.1 million as of December 31, 1997) and valuation allowances of $5.4 million as of December 31, 1998 ($11.1 million as of December 31, 1997).

         Investments that were non-income producing for the twelve month period preceding December 31, 1998 amounted to $42.4 million ($19.4 million for 1997) and consisted of $32.7 million ($3.0 million in 1997) in securities available-for-sale and $9.7 million ($16.4 million in 1997) in real estate.

         An analysis of investment income by investment type follows for the years ended December 31:

             (in millions of dollars)                                      1998            1997           1996
                                                                           ----            ----           ----
             Gross investment income:
               Securities available-for-sale:
                 Fixed maturity securities                                $  982.5        $  911.6       $  917.1
                 Equity securities                                             0.8             0.8            1.3
               Mortgage loans on real estate                                 458.9           457.7          432.8
               Real estate                                                    40.4            42.9           44.3
               Short-term investments                                         17.8            22.7            4.2
               Other                                                          30.7            21.0            4.0
                                                                          --------        --------       --------
                   Total investment income                                 1,531.1         1,456.7        1,403.7
             Less investment expenses                                         49.5            47.5           45.9
                                                                          --------        --------       --------
                   Net investment income                                  $1,481.6        $1,409.2       $1,357.8
                                                                          ========        ========       ========

         An analysis of realized gains (losses) on investments, net of valuation allowances, by investment type follows for the years ended December 31:

             (in millions of dollars)                                        1998            1997           1996
                                                                             ----            ----           ----
             Securities available-for-sale:
               Fixed maturity securities                                    $(0.7)          $ 3.6          $(3.5)
               Equity securities                                              2.1             2.7            3.2
             Mortgage loans on real estate                                    3.9             1.6           (4.1)
             Real estate and other                                           23.1             3.2            4.1
                                                                            -----           -----          -----
                                                                            $28.4           $11.1          $(0.3)
                                                                            =====           =====          =====

         Fixed maturity securities with an amortized cost of $6.5 million and $6.2 million as of December 31, 1998 and 1997, respectively, were on deposit with various regulatory agencies as required by law.

               NATIONWIDE LIFE INSURANCE COMPANY AND SUBSIDIARIES
       (a wholly owned subsidiary of Nationwide Financial Services, Inc.)

              Notes to Consolidated Financial Statements, Continued



(4)      Federal Income Tax
         ------------------

         The Company's current federal income tax liability was $72.8 million and $60.1 million as of December 31, 1998 and 1997, respectively.

         The tax effects of temporary differences that give rise to significant components of the net deferred tax liability as of December 31, 1998 and 1997 are as follows:

             (in millions of dollars)                                        1998            1997
                                                                             ----            ----
             Deferred tax assets:
               Future policy benefits                                       $207.7          $200.1
               Liabilities in Separate Accounts                              319.9           242.0
               Mortgage loans on real estate and real estate                  17.5            19.0
               Other assets and other liabilities                             58.9            59.2
                                                                            ------          ------
                 Total gross deferred tax assets                             604.0           520.3
                 Less valuation allowance                                     (7.0)           (7.0)
                                                                            ------          ------
                 Net deferred tax assets                                     597.0           513.3
                                                                            ------          ------

             Deferred tax liabilities:
               Deferred policy acquisition costs                             568.7           480.5
               Fixed maturity securities                                     212.2           193.3
               Deferred tax on realized investment gains                      34.8            40.1
               Equity securities and other long-term investments               9.6             7.5
               Other                                                          21.6            22.2
                                                                            ------          ------
                 Total gross deferred tax liabilities                        846.9           743.6
                                                                            ------          ------
                 Net deferred tax liability                                 $249.9          $230.3
                                                                            ======          ======

         In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion of the total gross deferred tax assets will not be realized. Nearly all future deductible amounts can be offset by future taxable amounts or recovery of federal income tax paid within the statutory carryback period. There has been no change in the valuation allowance for the years ended December 31, 1998, 1997 and 1996.

         Federal income tax expense attributable to income from continuing operations for the years ended December 31 was as follows:

           (in millions of dollars)                                   1998            1997            1996
                                                                      ----            ----            ----
           Currently payable                                         $186.1          $121.7          $116.5
           Deferred tax expense (benefit)                               4.3            28.5            (5.6)
                                                                     ------          ------          ------
                                                                     $190.4          $150.2          $110.9
                                                                     ======          ======          ======

               NATIONWIDE LIFE INSURANCE COMPANY AND SUBSIDIARIES
       (a wholly owned subsidiary of Nationwide Financial Services, Inc.)

              Notes to Consolidated Financial Statements, Continued



         Total federal income tax expense for the years ended December 31, 1998, 1997 and 1996 differs from the amount computed by applying the U.S. federal income tax rate to income before tax as follows:

                                                            1998                     1997                     1996
                                                       -----------------        ----------------        -----------------
         (in millions of dollars)                      Amount        %          Amount        %          Amount        %
                                                       ------        -          ------        -          ------        -

         Computed (expected) tax expense               $195.0      35.0         $150.5      35.0         $110.4      35.0
         Tax exempt interest and dividends
           received deduction                            (4.9)     (0.9)           -         0.0           (0.2)     (0.1)
         Other, net                                       0.3       0.1           (0.3)     (0.1)           0.7       0.3
                                                       ------      ----         ------      ----         ------      ----
             Total (effective rate of each year)       $190.4      34.2         $150.2      34.9         $110.9      35.2
                                                       ======      ====         ======      ====         ======      ====

         Total federal income tax paid was $173.4 million, $91.8 million and $115.8 million during the years ended December 31, 1998, 1997 and 1996, respectively.

(5)      Comprehensive Income
         --------------------

         Pursuant to SFAS No. 130 - Reporting Comprehensive Income, which the Company adopted January 1, 1998, the Consolidated Statements of Shareholder's Equity include a new measure called "Comprehensive Income". Comprehensive Income includes net income as well as certain items that are reported directly within separate components of shareholders' equity that bypass net income. Currently, the Company's only component of Other Comprehensive Income is unrealized gains (losses) on securities available-for-sale. The related before and after federal tax amounts are as follows:

             (in millions of dollars)                                        1998           1997           1996
                                                                             ----           ----           ----
             Unrealized gains (losses) on securities
                available-for-sale arising during the period:
                Gross                                                       $ 58.2        $141.1         $(272.4)
                Adjustment to deferred policy acquisition costs              (12.9)        (21.8)           57.0
                Related federal income tax (expense) benefit                 (15.9)        (41.7)           44.0
                                                                            ------        ------          ------
                   Net                                                        29.4          77.6          (171.4)
                                                                            ------        ------          ------

             Reclassification adjustment for net (gains) losses
                on securities available-for-sale realized
                during the period:
                Gross                                                         (1.4)         (6.3)             0.7
                Related federal income tax expense (benefit)                   0.5           2.2             (0.2)
                                                                            ------        ------          -------
                   Net                                                        (0.9)         (4.1)             0.5
                                                                            ------        ------          -------
             Total Other Comprehensive Income                               $ 28.5        $ 73.5          $(170.9)
                                                                            ======        ======          =======

(6)      Fair Value of Financial Instruments
         -----------------------------------

         The following disclosures summarize the carrying amount and estimated fair value of the Company's financial instruments. Certain assets and liabilities are specifically excluded from the disclosure requirements of financial instruments. Accordingly, the aggregate fair value amounts presented do not represent the underlying value of the Company.

               NATIONWIDE LIFE INSURANCE COMPANY AND SUBSIDIARIES
       (a wholly owned subsidiary of Nationwide Financial Services, Inc.)

              Notes to Consolidated Financial Statements, Continued



         The fair value of a financial instrument is defined as the amount at which the financial instrument could be exchanged in a current transaction between willing parties. In cases where quoted market prices are not available, fair value is to be based on estimates using present value or other valuation techniques. Many of the Company's assets and liabilities subject to the disclosure requirements are not actively traded, requiring fair values to be estimated by management using present value or other valuation techniques. These techniques are significantly affected by the assumptions used, including the discount rate and estimates of future cash flows. Although fair value estimates are calculated using assumptions that management believes are appropriate, changes in assumptions could cause these estimates to vary materially. In that regard, the derived fair value estimates cannot be substantiated by comparison to independent markets and, in many cases, could not be realized in the immediate settlement of the instruments.

         Although insurance contracts, other than policies such as annuities that are classified as investment contracts, are specifically exempted from the disclosure requirements, estimated fair value of policy reserves on life insurance contracts is provided to make the fair value disclosures more meaningful.

         The tax ramifications of the related unrealized gains and losses can have a significant effect on fair value estimates and have not been considered in the estimates.

         The following methods and assumptions were used by the Company in estimating its fair value disclosures:

              Fixed maturity and equity securities: The fair value for fixed maturity securities is based on quoted market prices, where available. For fixed maturity securities not actively traded, fair value is estimated using values obtained from independent pricing services or, in the case of private placements, is estimated by discounting expected future cash flows using a current market rate applicable to the yield, credit quality and maturity of the investments. The fair value for equity securities is based on quoted market prices. The carrying amount and fair value for equity securities exclude the fair value of futures contracts designated as hedges of equity securities.

              Mortgage loans on real estate, net: The fair value for mortgage loans on real estate is estimated using discounted cash flow analyses, using interest rates currently being offered for similar loans to borrowers with similar credit ratings. Loans with similar characteristics are aggregated for purposes of the calculations. Fair value for mortgage loans in default is the estimated fair value of the underlying collateral.

              Policy loans, short-term investments and cash: The carrying amount reported in the consolidated balance sheets for these instruments approximates their fair value.

              Separate account assets and liabilities: The fair value of assets held in separate accounts is based on quoted market prices. The fair value of liabilities related to separate accounts is the amount payable on demand, which is net of certain surrender charges.

              Investment contracts: The fair value for the Company's liabilities under investment type contracts is disclosed using two methods. For investment contracts without defined maturities, fair value is the amount payable on demand. For investment contracts with known or determined maturities, fair value is estimated using discounted cash flow analysis. Interest rates used are similar to currently offered contracts with maturities consistent with those remaining for the contracts being valued.

               NATIONWIDE LIFE INSURANCE COMPANY AND SUBSIDIARIES
       (a wholly owned subsidiary of Nationwide Financial Services, Inc.)

              Notes to Consolidated Financial Statements, Continued



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

              Commitments to extend credit: Commitments to extend credit have nominal fair value because of the short-term nature of such commitments. See note 7.

              Futures contracts: The fair value for futures contracts is based on quoted market prices.

           Carrying amount and estimated fair value of financial instruments subject to disclosure requirements and policy reserves on life insurance contracts were as follows as of December 31:

                                                                         1998                              1997
                                                               -------------------------        --------------------------
                                                                Carrying      Estimated          Carrying       Estimated
               (in millions of dollars)                          amount       fair value          amount        fair value
                                                               ---------      ----------        ---------       ----------
               Assets:
                 Investments:
                   Securities available-for-sale:
                     Fixed maturity securities                  $14,245.1      $14,245.1         $13,204.1       $13,204.1
                     Equity securities                              128.5          128.5              80.4            80.4
                   Mortgage loans on real estate, net             5,328.4        5,527.6           5,181.6         5,509.7
                   Policy loans                                     464.3          464.3             415.3           415.3
                   Short-term investments                           289.1          289.1             358.4           358.4
                 Cash                                                 3.4            3.4             175.6           175.6
                 Assets held in separate accounts                50,935.8       50,935.8          37,724.4        37,724.4

               Liabilities:
                 Investment contracts                            15,468.7       15,158.6          14,708.2        14,322.1
                 Policy reserves on life insurance contracts      3,914.0        3,768.9           3,345.4         3,182.4
                 Liabilities related to separate accounts        50,935.8       49,926.5          37,724.4        36,747.0
                 Futures contracts                                    1.3            1.3                --              --

(7)      Risk Disclosures
         ----------------

         The following is a description of the most significant risks facing life insurers and how the Company mitigates those risks:

         Credit Risk: The risk that issuers of securities owned by the Company or mortgagors on mortgage loans on real estate owned by the Company will default or that other parties, including reinsurers, which owe the Company money, will not pay. The Company minimizes this risk by adhering to a conservative investment strategy, by maintaining reinsurance and credit and collection policies and by providing for any amounts deemed uncollectible.

         Interest Rate Risk: The risk that interest rates will change and cause a decrease in the value of an insurer's investments. This change in rates may cause certain interest-sensitive products to become uncompetitive or may cause disintermediation. The Company mitigates this risk by charging fees for non-conformance with certain policy provisions, by offering products that transfer this risk to the purchaser, and/or by attempting to match the maturity schedule of its assets with the expected payouts of its liabilities. To the extent that liabilities come due more quickly than assets mature, an insurer would have to borrow funds or sell assets prior to maturity and potentially recognize a gain or loss.

               NATIONWIDE LIFE INSURANCE COMPANY AND SUBSIDIARIES
       (a wholly owned subsidiary of Nationwide Financial Services, Inc.)

              Notes to Consolidated Financial Statements, Continued



         Legal/Regulatory Risk: The risk that changes in the legal or regulatory environment in which an insurer operates will result in increased competition, reduced demand for a company's products, or create additional expenses not anticipated by the insurer in pricing its products. The Company mitigates this risk by offering a wide range of products and by operating throughout the United States, thus reducing its exposure to any single product or jurisdiction, and also by employing underwriting practices which identify and minimize the adverse impact of this risk.

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

         Commitments to fund fixed rate mortgage loans on real estate are agreements to lend to a borrower, and are subject to conditions established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a deposit. Commitments extended by the Company are based on management's case-by-case credit evaluation of the borrower and the borrower's loan collateral. The underlying mortgage property represents the collateral if the commitment is funded. The Company's policy for new mortgage loans on real estate is to lend no more than 75% of collateral value. Should the commitment be funded, the Company's exposure to credit loss in the event of nonperformance by the borrower is represented by the contractual amounts of these commitments less the net realizable value of the collateral. The contractual amounts also represent the cash requirements for all unfunded commitments. Commitments on mortgage loans on real estate of $156.0 million extending into 1999 were outstanding as of December 31, 1998. The Company also had $40.0 million of commitments to purchase fixed maturity securities outstanding as of December 31, 1998.

         Significant Concentrations of Credit Risk: The Company grants mainly commercial mortgage loans on real estate to customers throughout the United States. The Company has a diversified portfolio with no more than 22% (20% in 1997) in any geographic area and no more than 2% (2% in 1997) with any one borrower as of December 31, 1998. As of December 31, 1998, 42% (46% in 1997) of the remaining principal balance of the Company's commercial mortgage loan portfolio financed retail properties.

         Reinsurance: The Company has entered into a reinsurance contract to cede a portion of its general account individual annuity business to The Franklin Life Insurance Company (Franklin). Total recoveries due from Franklin were $187.9 million and $220.2 million as of December 31, 1998 and 1997, respectively. The contract is immaterial to the Company's results of operations. The ceding of risk does not discharge the original insurer from its primary obligation to the policyholder. Under the terms of the contract, Franklin has established a trust as collateral for the recoveries. The trust assets are invested in investment grade securities, the market value of which must at all times be greater than or equal to 102% of the reinsured reserves.

(8)      Pension Plan and Postretirement Benefits Other Than Pensions
         ------------------------------------------------------------

         The Company is a participant, together with other affiliated companies, in a pension plan covering all employees who have completed at least one year of service. The Company funds pension costs accrued for direct employees plus an allocation of pension costs accrued for employees of affiliates whose work efforts benefit the Company. Assets of the Retirement Plan are invested in group annuity contracts of NLIC and Employers Life Insurance Company of Wausau (ELICW).

         Pension costs charged to operations by the Company during the years ended December 31, 1998, 1997 and 1996 were $2.0 million, $7.5 million and $7.4 million, respectively. The Company has recorded a prepaid pension asset of $5.0 million as of December 31, 1998 and no prepaid or accrued pension asset or expense as of December 31, 1997.

               NATIONWIDE LIFE INSURANCE COMPANY AND SUBSIDIARIES
       (a wholly owned subsidiary of Nationwide Financial Services, Inc.)

              Notes to Consolidated Financial Statements, Continued



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

         The Company elected to immediately recognize its estimated accumulated postretirement benefit obligation (APBO), however, certain affiliated companies elected to amortize their initial transition obligation over periods ranging from 10 to 20 years.

         The Company's accrued postretirement benefit expense as of December 31, 1998 and 1997 was $40.1 million and $36.5 million, respectively, and the net periodic postretirement benefit cost (NPPBC) for 1998, 1997 and 1996 was $4.1 million, $3.0 million and $3.3 million, respectively.

         Information regarding the funded status of the pension plan as a whole and the postretirement life and health care benefit plan as a whole as of December 31, 1998 and 1997 follows:

                                                                             Pension Benefits      Postretirement Benefits
                                                                           ---------------------   -----------------------
              (in millions of dollars)                                       1998         1997         1998       1997
              ---------------------------------------------------------    --------     --------     --------   -------
              Change in benefit obligation:
              Benefit obligation at beginning of year                      $2,033.8     $1,847.8      $237.9    $ 200.7
              Service cost                                                     87.6         77.3         9.8        7.0
              Interest cost                                                   123.4        118.6        15.4       14.0
              Actuarial loss                                                  123.2         60.0        15.6       24.4
              Plan curtailment in 1998/merger in 1997                        (107.2)         1.5         -          -
              Benefits paid                                                   (75.8)       (71.4)       (8.6)      (8.2)
                                                                           --------     --------     -------    -------
              Benefit obligation at end of year                             2,185.0      2,033.8       270.1      237.9
                                                                           --------     --------     -------    -------

              Change in plan assets:
              Fair value of plan assets at beginning of year                2,212.9      1,947.9        69.2       63.0
              Actual return on plan assets                                    300.7        328.1         5.0        3.6
              Employer contribution                                           104.1          7.2        12.1       10.6
              Plan merger                                                       -            1.1         -          -
              Benefits paid                                                   (75.8)       (71.4)       (8.4)      (8.0)
                                                                           --------     --------     -------    -------
              Fair value of plan assets at end of year                      2,541.9      2,212.9        77.9       69.2
                                                                           --------     --------     -------    -------

              Funded status                                                   356.9        179.1      (192.2)    (168.7)
              Unrecognized prior service cost                                  31.5         34.7         -          -
              Unrecognized net (gains) losses                                (345.7)      (330.7)       16.0        1.6
              Unrecognized net (asset) obligation at transition               (11.0)        33.3         1.3        1.5
                                                                           --------     --------     -------    -------
              Prepaid (accrued) benefit cost                               $   31.7     $  (83.6)    $(174.9)   $(165.6)
                                                                           ========     ========     =======    =======

               NATIONWIDE LIFE INSURANCE COMPANY AND SUBSIDIARIES
       (a wholly owned subsidiary of Nationwide Financial Services, Inc.)

              Notes to Consolidated Financial Statements, Continued



         Basis for measurements, funded status of the pension plan and postretirement life and health care benefit plan:

                                                                             Pension Benefits          Postretirement Benefits
                                                                          --------------------         -----------------------
                                                                            1998         1997            1998           1997
                                                                          --------      ------         --------       --------
              Weighted average discount rate                               5.50%         6.00%           6.65%         6.70%
              Rate of increase in future compensation levels               3.75%         4.25%             --            --
              Assumed health care cost trend rate:
                    Initial rate                                             --            --           15.00%        12.13%
                    Ultimate rate                                            --            --            8.00%         6.12%
                    Uniform declining period                                 --            --           15 Years      12 Years

         The net periodic pension cost for the pension plan as a whole for the years ended December 31, 1998, 1997 and 1996 follows:

              (in millions of dollars)                                                   1998         1997         1996
              --------------------------------------------------------------------------------        ----         ----
              Service cost (benefits earned during the period)                         $  87.6      $  77.3      $  75.5
              Interest cost on projected benefit obligation                              123.4        118.6        105.5
              Expected return on plan assets                                            (159.0)      (139.0)      (116.1)
              Recognized gains                                                            (3.8)         -            -
              Amortization of prior service cost                                           3.2          3.2          3.2
              Amortization of unrecognized transition obligation                           4.2          4.2          4.1
                                                                                       -------      -------      -------
                                                                                       $  55.6      $  64.3      $  72.2
                                                                                       =======      =======      =======

         Effective December 31, 1998, Wausau Service Corporation (WSC) ended its affiliation with the Nationwide Insurance Enterprise and employees of WSC ended participation in the plan. A curtailment gain of $67.1 million resulted (consisting of a $107.2 million reduction in the projected benefit obligation, net of the write-off of the $40.1 million remaining unamortized transition obligation related to WSC). The Company anticipates that the plan will settle the obligation related to WSC employees with a transfer of assets during 1999.

         Basis for measurements, net periodic pension cost for the pension plan:

                                                                                       1998          1997          1996
                                                                                       ----          ----          ----
             Weighted average discount rate                                            6.00%         6.50%         6.00%
             Rate of increase in future compensation levels                            4.25%         4.75%         4.25%
             Expected long-term rate of return on plan assets                          7.25%         7.25%         6.75%

               NATIONWIDE LIFE INSURANCE COMPANY AND SUBSIDIARIES
       (a wholly owned subsidiary of Nationwide Financial Services, Inc.)

              Notes to Consolidated Financial Statements, Continued



         The amount of NPPBC for the postretirement benefit plan as a whole for the years ended December 31, 1998, 1997 and 1996 was as follows:

             (in millions of dollars)                                                    1998          1997          1996
                                                                                         ----          ----          ----
             Service cost (benefits attributed to employee service during the year)      $ 9.8         $ 7.0         $ 6.5
             Interest cost on accumulated postretirement benefit obligation               15.4          14.0          13.7
             Actual return on plan assets                                                 (5.0)         (3.6)         (4.3)
             Amortization of unrecognized transition obligation of affiliates              0.2           0.2           0.2
             Net amortization and deferral                                                 1.2          (0.5)          1.8
                                                                                         -----         -----         -----
                                                                                         $21.6         $17.1         $17.9
                                                                                         =====         =====         =====

         Actuarial assumptions used for the measurement of the accumulated postretirement benefit obligation (APBO) and the NPPBC for the postretirement benefit plan for 1998, 1997 and 1996 were as follows:

                                                                                      1998           1997         1996
                                                                                      -----          -----        ----
             NPPBC:
               Discount rate                                                          6.70%         7.25%         6.65%
               Long term rate of return on plan
                   assets, net of tax                                                 5.83%         5.89%         4.80%
               Assumed health care cost trend rate:
                   Initial rate                                                      12.00%        11.00%        11.00%
                   Ultimate rate                                                      6.00%         6.00%         6.00%
                   Uniform declining period                                         12 Years      12 Years      12 Years

         For the postretirement benefit plan as a whole, a one percentage point increase or decrease in the assumed health care cost trend rate would have no impact on the APBO as of December 31, 1998 and have no impact on the NPPBC for the year ended December 31, 1998.

(9)      Shareholder's Equity, Regulatory Risk-Based Capital, Retained Earnings
         ----------------------------------------------------------------------
         and Dividend Restrictions
         -------------------------

         Ohio, NLIC's and NLAIC's state of domicile, imposes minimum risk-based capital requirements that were developed by the NAIC. The formulas for determining the amount of risk-based capital specify various weighting factors that are applied to financial balances or various levels of activity based on the perceived degree of risk. Regulatory compliance is determined by a ratio of the company's regulatory total adjusted capital, as defined by the NAIC, to its authorized control level risk-based capital, as defined by the NAIC. Companies below specific trigger points or ratios are classified within certain levels, each of which requires specified corrective action. NLIC and NLAIC each exceed the minimum risk-based capital requirements.

         The statutory capital and surplus of NLIC as of December 31, 1998, 1997 and 1996 was $1.32 billion, $1.13 billion and $1.00 billion, respectively. The statutory net income of NLIC for the years ended December 31, 1998, 1997 and 1996 was $171.0 million, $111.7 million and $73.2 million, respectively.

         The Company is limited in the amount of shareholder dividends it may pay without prior approval by the Department. As of December 31, 1998, the maximum amount available for dividend payment from the Company to its shareholder without prior approval of the Department was $71.0 million.

               NATIONWIDE LIFE INSURANCE COMPANY AND SUBSIDIARIES
       (a wholly owned subsidiary of Nationwide Financial Services, Inc.)

              Notes to Consolidated Financial Statements, Continued



         In addition, the payment of dividends by NLIC may also be subject to restrictions set forth in the insurance laws of New York that limit the amount of statutory profits on NLIC's participating policies (measured before dividends to policyholders) that can inure to the benefit of the Company and its shareholder.

         The Company currently does not expect such regulatory requirements to impair its ability to pay operating expenses and shareholder dividends in the future.

(10)     Transactions With Affiliates
         ----------------------------

         As part of the restructuring described in note 1, NLIC paid a dividend valued at $485.7 million to Nationwide Corp. on January 1, 1997 consisting of the outstanding shares of common stock of ELICW, National Casualty Company (NCC) and West Coast Life Insurance Company (WCLIC). Also, on February 24, 1997, NLIC paid a dividend to NFS, and NFS paid an equivalent dividend to Nationwide Corp., consisting of securities having an aggregate fair value of $850.0 million. The Company recognized a gain of $14.4 million on the transfer of securities.

         The Company leases office space from NMIC and certain of its subsidiaries. For the years ended December 31, 1998, 1997 and 1996, the Company made lease payments to NMIC and its subsidiaries of $8.0 million, $8.4 million and $9.1 million, respectively.

         Pursuant to a cost sharing agreement among NMIC and certain of its direct and indirect subsidiaries, including the Company, NMIC provides certain operational and administrative services, such as sales support, advertising, personnel and general management services, to those subsidiaries. Expenses covered by this agreement are subject to allocation among NMIC, the Company and other affiliates. Amounts allocated to the Company were $95.0 million, $85.8 million and $101.6 million in 1998, 1997 and 1996, respectively. The allocations are based on techniques and procedures in accordance with insurance regulatory guidelines. Measures used to allocate expenses among companies include individual employee estimates of time spent, special cost studies, salary expense, commissions expense and other methods agreed to by the participating companies that are within industry guidelines and practices. The Company believes these allocation methods are reasonable. In addition, the Company does not believe that expenses recognized under the inter-company agreements are materially different than expenses that would have been recognized had the Company operated on a stand alone basis. Amounts payable to NMIC from the Company under the cost sharing agreement were $31.9 million and $20.5 million as of December 31, 1998 and 1997, respectively.

         The Company also participates in intercompany repurchase agreements with affiliates whereby the seller will transfer securities to the buyer at a stated value. Upon demand or a stated period, the securities will be repurchased by the seller at the original sales price plus a price differential. Transactions under the agreements during 1998 and 1997 were not material. The Company believes that the terms of the repurchase agreements are materially consistent with what the Company could have obtained with unaffiliated parties.

               NATIONWIDE LIFE INSURANCE COMPANY AND SUBSIDIARIES
       (a wholly owned subsidiary of Nationwide Financial Services, Inc.)

              Notes to Consolidated Financial Statements, Continued



         Intercompany reinsurance agreements exist between NLIC and, respectively, NMIC and ELICW whereby all of NLIC's accident and health and group life insurance business is ceded on a modified coinsurance basis. NLIC entered into the reinsurance agreements during 1996 because the accident and health and group life insurance business was unrelated to the Company's long-term savings and retirement products. Accordingly, the accident and health and group life insurance business has been accounted for as discontinued operations for all periods presented. Under modified coinsurance agreements, invested assets are retained by the ceding company and investment earnings are paid to the reinsurer. Under the terms of the Company's agreements, the investment risk associated with changes in interest rates is borne by ELICW or NMIC, as the case may be. Risk of asset default is retained by the Company, although a fee is paid by ELICW or NMIC, as the case may be, to the Company for the Company's retention of such risk. The agreements will remain in force until all policy obligations are settled. However, with respect to the agreement between NLIC and NMIC, either party may terminate the contract on January 1 of any year with prior notice. The ceding of risk does not discharge the original insurer from its primary obligation to the policyholder. The Company believes that the terms of the modified coinsurance agreements are consistent in all material respects with what the Company could have obtained with unaffiliated parties. Amounts ceded to NMIC and ELICW for the years ended December 31, 1998, 1997 and 1996 were:

                                                       1998                       1997                          1996
                                            ------------------------------------------------------------------------------------
         (in millions of dollars)               NMIC          ELICW        NMIC         ELICW            NMIC         ELICW
         -----------------------------------------------------------------------------------------------------------------------

         Premiums                               $90.1        $106.3       $ 91.4        $199.8          $ 97.3        $224.2
         Net investment income and other
            revenue                             $11.1        $  9.4       $ 10.7        $ 13.4          $ 10.9        $ 14.8
         Benefits, claims and expenses          $98.8        $160.5       $100.7        $225.9          $100.5        $246.6

         The Company and various affiliates entered into agreements with Nationwide Cash Management Company (NCMC), an affiliate, under which NCMC acts as a common agent in handling the purchase and sale of short-term securities for the respective accounts of the participants. Amounts on deposit with NCMC were $248.4 million and $211.0 million as of December 31, 1998 and 1997, respectively, and are included in short-term investments on the accompanying consolidated balance sheets.

         Certain annuity products are sold through three affiliated companies, which are also subsidiaries of NFS. Total commissions and fees paid to these affiliates for the three years ended December 31, 1998 were $60.0 million, $66.1 million and $76.9 million, respectively.

(11)     Bank Lines of Credit
         --------------------

         In August 1996, NLIC, along with NMIC, entered into a $600.0 million revolving credit facility which provides for a $600.0 million loan over a five year term on a fully revolving basis with a group of national financial institutions. The credit facility provides for several and not joint liability with respect to any amount drawn by either NLIC or NMIC. NLIC and NMIC pay facility and usage fees to the financial institutions to maintain the revolving credit facility. All previously existing line of credit agreements were canceled. In September 1997, the credit agreement was amended to include NFS as a party to and borrower under the agreement. As of December 31, 1998 the Company had no amounts outstanding under the agreement.

               NATIONWIDE LIFE INSURANCE COMPANY AND SUBSIDIARIES
       (a wholly owned subsidiary of Nationwide Financial Services, Inc.)

              Notes to Consolidated Financial Statements, Continued



(12)     Contingencies
         -------------

         On October 29, 1998, the Company and certain of its affiliates were named in a lawsuit filed in the Common Pleas Court of Franklin County, Ohio related to the sale of deferred annuity products for use as investments in tax-deferred contributory retirement plans (Mercedes Castillo v. Nationwide Financial Services, Inc., Nationwide Life Insurance Company and Nationwide Life and Annuity Insurance Company). The plaintiff in such lawsuit seeks to represent a national class of the Company's customers and seeks unspecified compensatory and punitive damages. The Company is currently evaluating this lawsuit, which is in an early stage and has not been certified as a class. The Company intends to defend this lawsuit vigorously.

(13)     Segment Information
         -------------------

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

         In addition to the product segments, the Company reports corporate revenue and expenses, investments and related investment income supporting capital not specifically allocated to its product segments, revenues and expenses of its investment advisor subsidiary (other than the portion allocated to the Variable Annuities and Life Insurance segments), revenues and expenses related to group annuity contracts sold to Nationwide Insurance Enterprise employee and agent benefit plans and all realized gains and losses on investments in a Corporate and Other segment.

               NATIONWIDE LIFE INSURANCE COMPANY AND SUBSIDIARIES
       (a wholly owned subsidiary of Nationwide Financial Services, Inc.)

              Notes to Consolidated Financial Statements, Continued



The following table summarizes the financial results of the Company's business segments for the years ended December 31, 1998, 1997 and 1996.

                                       Variable      Fixed       Life     Corporate
(in millions of dollars)               Annuities   Annuities   Insurance  and Other    Total
------------------------------------  ---------    ---------   ---------  ---------    -----
1998:
Net investment income (1)             $   (31.3)   $ 1,116.6   $  231.6   $  164.7   $ 1,481.6
Other operating revenue                   560.8         35.7      319.6       49.6       965.7
                                      ---------    ---------   --------   --------   ---------
   Total operating revenue (2)            529.5      1,152.3      551.2      214.3     2,447.3
                                      ---------    ---------   --------   --------   ---------
Interest credited to policyholder
   account balances                          --        828.6      115.4      125.0     1,069.0
Amortization of deferred policy
   acquisition costs                      123.9         44.2       46.4         --       214.5
Other benefits and expenses               187.2        104.2      294.6       49.1       635.1
                                      ---------    ---------   --------   --------   ---------
   Total expenses                         311.1        977.0      456.4      174.1     1,918.6
                                      ---------    ---------   --------   --------   ---------
Operating income (loss) before
   federal income tax                     218.4        175.3       94.8       40.2       528.7
Realized gains on investments                --           --         --       28.4        28.4
                                      ---------    ---------   --------   --------   ---------
Consolidated income before
   federal tax expense                $   218.4    $   175.3   $   94.8   $   68.6   $   557.1
                                      =========    =========   ========   ========   =========

Assets as of year end                 $47,668.7    $15,215.7   $5,187.6   $6,270.1   $74,342.1
                                      =========    =========   ========   ========   =========


1997:
Net investment income (1)             $   (26.9)   $ 1,098.2   $  189.1   $  148.8   $ 1,409.2
Other operating revenue                   430.9         43.2      284.0       39.0       797.1
                                      ---------    ---------   --------   --------   ---------
   Total operating revenue (2)            404.0      1,141.4      473.1      187.8     2,206.3
                                      ---------    ---------   --------   --------   ---------
Interest credited to policyholder
   account balances                          --        823.4       78.5      114.7     1,016.6
Amortization of deferred policy
   acquisition costs                       87.8         39.8       39.6         --       167.2
Other benefits and expenses               165.3        108.7      284.1       45.6       603.7
                                      ---------    ---------   --------   --------   ---------
   Total expenses                         253.1        971.9      402.2      160.3     1,787.5
                                      ---------    ---------   --------   --------   ---------
Operating income before federal
    income tax                            150.9        169.5       70.9       27.5       418.8
Realized gains on investments                --           --         --       11.1        11.1
                                      ---------    ---------   --------   --------   ---------
Consolidated income before
   federal tax expense                $   150.9    $   169.5   $   70.9   $   38.6   $   429.9
                                      =========    =========   ========   ========   =========

Assets as of year end                 $35,278.7    $14,436.3   $3,901.4   $6,174.3   $59,790.7
                                      =========    =========   ========   ========   =========

               NATIONWIDE LIFE INSURANCE COMPANY AND SUBSIDIARIES
       (a wholly owned subsidiary of Nationwide Financial Services, Inc.)

              Notes to Consolidated Financial Statements, Continued




                                                 Variable         Fixed            Life         Corporate
         (in millions of dollars)               Annuities       Annuities       Insurance       and Other        Total
         ------------------------------------   ----------      ----------      ---------       ---------     ---------
         1996:
         Net investment income (1)              $    (21.5)     $  1,050.6      $   174.0       $   154.7      $ 1,357.8
         Other operating revenue                     306.1            42.0          261.6            25.7          635.4
                                                ----------      ----------      ---------       ---------      ---------
            Total operating revenue (2)              284.6         1,092.6          435.6           180.4        1,993.2
                                                ----------      ----------      ---------       ---------      ---------
         Interest credited to policyholder
            account balances                            --           805.0           70.2           107.1          982.3
         Amortization of deferred policy
            acquisition costs                         57.4            38.6           37.4              --          133.4
         Benefits and expenses                       136.9           113.6          260.8            50.4          561.7
                                                ----------      ----------      ---------       ---------      ---------
            Total expenses                           194.3           957.2          368.4           157.5        1,677.4
                                                ----------      ----------      ---------       ---------      ---------
         Operating income before federal
             income tax                               90.3           135.4           67.2            22.9          315.8
         Realized losses on investments                 --              --             --            (0.3)          (0.3)
                                                ----------      ----------      ---------       ---------      ---------
         Consolidated income from
            continuing operations before
            federal tax expense                 $     90.3      $    135.4       $   67.2        $   22.6      $   315.5
                                                ==========      ==========       ========        ========      =========

         Assets as of year end                  $ 25,069.7      $ 13,994.7       $3,353.3        $5,348.5      $47,766.2
                                                ==========      ==========       ========        ========      =========

         -----------
         (1) The Company's method of allocating net investment income results in a charge (negative net investment income) to the Variable Annuities segment which is recognized in the Corporate and Other segment. The charge relates to non-invested assets which support this segment on a statutory basis.

         (2)  Excludes realized gains and losses on investments.

         The Company has no significant revenue from customers located outside of the United States nor does the Company have any significant long-lived assets located outside the United States.


 (14)    Discontinued Operations
         -----------------------

         As discussed in note 1, NFS is a holding company for NLIC and certain other companies within the Nationwide Insurance Enterprise that offer or distribute long-term savings and retirement products. Prior to the contribution by Nationwide Corp. of the outstanding common stock of NLIC to NFS, NLIC effected certain transactions with respect to certain subsidiaries and lines of business that were unrelated to long-term savings and retirement products.

         On September 24, 1996, NLIC's Board of Directors declared a dividend payable to Nationwide Corp. on January 1, 1997 consisting of the outstanding shares of common stock of three subsidiaries: ELICW, NCC and WCLIC. ELICW writes group accident and health and group life insurance business and maintains it offices in Wausau, Wisconsin. NCC is a property and casualty company with offices in Scottsdale, Arizona that serves as a fronting company for a property and casualty subsidiary of NMIC. WCLIC writes high dollar term life insurance policies and is located in San Francisco, California. ELICW, NCC and WCLIC have been accounted for as discontinued operations in the accompanying consolidated financial statements through December 31, 1996. The Company did not recognize any gain or loss on the disposal of these subsidiaries.

               NATIONWIDE LIFE INSURANCE COMPANY AND SUBSIDIARIES
       (a wholly owned subsidiary of Nationwide Financial Services, Inc.)

              Notes to Consolidated Financial Statements, Continued



         Also, during 1996, NLIC entered into two reinsurance agreements whereby all of NLIC's accident and health and group life insurance business was ceded to ELICW and NMIC, effective January 1, 1996. See note 10 for a complete discussion of the reinsurance agreements. The Company has discontinued its accident and health and group life insurance business and in connection therewith has entered into reinsurance agreements to cede all existing and any future writings to other affiliated companies. NLIC's accident and health and group life insurance business is accounted for as discontinued operations for all periods presented. The Company did not recognize any gain or loss on the disposal of the accident and health and group life insurance business. The assets, liabilities, results of operations and activities of discontinued operations are distinguished physically, operationally and for financial reporting purposes from the remaining assets, liabilities, results of operations and activities of the Company.

         A summary of the results of operations of discontinued operations for the years ended December 31, 1998, 1997 and 1996 is as follows:

             (in millions of dollars)                                                1998           1997          1996
                                                                                     ----           ----          ----
             Revenues                                                               $   --         $   --       $  668.9
             Net income                                                             $   --         $   --       $   11.3

         A summary of the assets and liabilities of discontinued operations as of December 31, 1998, 1997 and 1996 is as follows:

             (in millions of dollars)                                                1998           1997          1996
                                                                                     ----           ----          ----
             Assets, consisting primarily of investments                            $221.5         $247.3       $3,288.5
             Liabilities, consisting primarily of policy benefits and claims        $221.5         $247.3       $2,802.8


                                                                                                                     SCHEDULE I

                                       NATIONWIDE LIFE INSURANCE COMPANY AND SUBSIDIARIES

                                             CONSOLIDATED SUMMARY OF INVESTMENTS -
                                        OTHER THAN INVESTMENTS IN RELATED PARTIES
                                                    (in millions of dollars)

                                                    As of December 31, 1998


-----------------------------------------------------------------------------    -----------    -----------   --------------
                                  Column A                                        Column B       Column C         Column D
-----------------------------------------------------------------------------    -----------    -----------   --------------
                                                                                                                 Amount at
                                                                                                                which shown
                                                                                                                   in the
                                                                                                  Market        consolidated
                             Type of Investment                                     Cost           value       balance sheet
-----------------------------------------------------------------------------    ----------      ---------     -------------
Fixed maturity securities available-for-sale:
   Bonds:
      U.S. Government and government agencies and authorities                     $ 3,713.6      $ 3,828.4       $ 3,828.4
      States, municipalities and political subdivisions                                 1.6            1.6             1.6
      Foreign governments                                                             106.5          111.0           111.0
      Public utilities                                                              1,456.9        1,475.8         1,475.8
      All other corporate                                                           8,442.7        8,828.3         8,828.3
                                                                                  ---------      ---------       ---------
          Total fixed maturity securities available-for-sale                       13,721.3       14,245.1        14,245.1
                                                                                  ---------      ---------       ---------

Equity securities available-for-sale:
   Common stocks:
      Industrial, miscellaneous and all other                                         110.4          127.2           127.2
   Non-redeemable preferred stock                                                        --            --               --
                                                                                  ---------      ---------       ---------
          Total equity securities available-for-sale                                  110.4          127.2           127.2
                                                                                  ---------      ---------       ---------

Mortgage loans on real estate, net                                                  5,371.7                        5,328.4 (1)
Real estate, net:
   Investment properties                                                              184.6                          186.8 (1)
   Acquired in satisfaction of debt                                                    60.0                           56.8 (1)
Policy loans                                                                          464.3                          464.3
Other long-term investments                                                            43.1                           44.0 (2)
Short-term investments                                                                289.1                          289.1
                                                                                  ---------                      ---------
          Total investments                                                       $20,244.5                      $20,741.7
                                                                                  =========                      =========

----------

(1) Difference from Column B is primarily due to valuation allowances due to impairments on mortgage loans on real estate and due to accumulated depreciation and valuation allowances due to impairments on real estate. See note 3 to the consolidated financial statements.

(2) Difference from Column B is primarily due to operating gains (losses) of investments in limited partnerships.




See accompanying independent auditors' report.

                                                                                                              SCHEDULE III

                                        NATIONWIDE LIFE INSURANCE COMPANY AND SUBSIDIARIES

                                               SUPPLEMENTARY INSURANCE INFORMATION
                                                     (in millions of dollars)

                           As of December 31, 1998, 1997 and 1996 and for each of the years then ended

---------------------------------------------------- -------------------- ------------------- ------------------ ---------------
              Column A                  Column B          Column C             Column D           Column E          Column F
---------------------------------------------------- -------------------- ------------------- ------------------ ---------------
                                        Deferred        Future policy                           Other policy
                                         policy       benefits, losses,        Unearned          claims and
                                      acquisition        claims and            premiums       benefits payable      Premium
              Segment                    costs          loss expenses            (1)                 (1)            revenue
---------------------------------------------------- -------------------- ------------------- ------------------ ---------------
1998: Variable Annuities                $1,247.9           $      --                                                  $   --
      Fixed Annuities                      316.7            14,592.3                                                    23.1
      Life Insurance                       574.2             3,173.9                                                   176.9
      Corporate and Other                 (116.6)            2,000.9                                                     -
                                        --------           ---------                                                  ------
         Total                          $2,022.2           $19,767.1                                                  $200.0
                                        ========           =========                                                  ======

1997: Variable Annuities                $1,018.4           $      --                                                  $   --
      Fixed Annuities                      277.9            14,103.1                                                    27.3
      Life Insurance                       472.9             2,683.4                                                   178.1
      Corporate and Other                 (103.8)            1,916.3                                                     -
                                        --------           ---------                                                  ------
         Total                          $1,665.4           $18,702.8                                                  $205.4
                                        ========           =========                                                  ======

1996: Variable Annuities                $  792.1           $      --                                                  $   --
      Fixed Annuities                      242.0            13,388.9                                                    24.0
      Life Insurance                       414.4             2,391.5                                                   174.6
      Corporate and Other                  (82.0)            1,820.2                                                      --
                                        --------           ---------                                                  ------
         Total                          $1,366.5           $17,600.6                                                  $198.6
                                        ========           =========                                                  ======

----------------------------------- ---------------- -------------------- ------------------- ------------------ ---------------
              Column A                  Column G          Column H             Column I           Column J          Column K
----------------------------------- ---------------- -------------------- ------------------- ------------------ ---------------
                                     Net investment   Benefits, claims,      Amortization           Other
                                         income          losses and       of deferred policy      operating         Premiums
              Segment                     (2)        settlement expenses  acquisition costs     expenses (2)        written
----------------------------------- ---------------- -------------------- ------------------- ------------------ ---------------
1998: Variable Annuities                $  (31.3)           $    3.5            $123.9              $183.7
      Fixed Annuities                    1,116.6               847.6              44.2                85.2
      Life Insurance                       231.6               268.7              46.4               101.7
      Corporate and Other                  164.7               125.0                --                49.1
                                        --------            --------            ------              ------
         Total                          $1,481.6            $1,244.8            $214.5              $419.7
                                        ========            ========            ======              ======

1997: Variable Annuities                $  (26.8)           $    5.9            $ 87.8              $159.4
      Fixed Annuities                    1,098.2               846.7              39.8                85.4
      Life Insurance                       189.1               227.5              39.6                94.5
      Corporate and Other                  148.7               114.7                --                45.6
                                        --------            --------            ------              ------
         Total                          $1,409.2            $1,194.8            $167.2              $384.9
                                        ========            ========            ======              ======

1996: Variable Annuities                $  (21.4)           $    4.6            $ 57.4              $132.3
      Fixed Annuities                    1,050.6               838.5              38.6                79.7
      Life Insurance                       174.0               211.4              37.4                79.0
      Corporate and Other                  154.6               106.1                --                51.4
                                        --------            --------            ------              ------
         Total                          $1,357.8            $1,160.6            $133.4              $342.4
                                        ========            ========            ======              ======

----------
(1) Unearned premiums and other policy claims and benefits payable are included in Column C amounts.

(2) Allocations of net investment income and certain operating expenses are based on a number of assumptions and estimates, and reported operating results would change by segment if different methods were applied.



See accompanying independent auditors' report.

                                                                                              SCHEDULE IV

                            NATIONWIDE LIFE INSURANCE COMPANY AND SUBSIDIARIES

                                               REINSURANCE
                                         (in millions of dollars)

               As of December 31, 1998, 1997 and 1996 and for each of the years then ended


--------------------------------------   ---------      ----------    ----------   ---------      ---------
           Column A                       Column B       Column C      Column D     Column E       Column F
--------------------------------------   ---------      ----------    ----------   ---------      ----------
                                                                                                  Percentage
                                                        Ceded to       Assumed                     of amount
                                            Gross         other       From other     Net            assumed
                                           amount       companies     Companies     amount          to net
                                         ---------      ----------    ----------   ---------      ----------
1998:
  Life insurance in force                $61,789.2      $16,504.0      $ 28.0      $45,313.2        0.1%
                                         =========      =========      ======      =========        ===

  Premiums:
    Life insurance                       $   225.4      $    27.4      $  2.0      $   200.0        1.0%
    Accident and health insurance            169.7          179.4         9.7           --          N/A
                                         ---------      ---------      ------      ---------        ---
        Total                            $   395.1      $   206.8      $ 11.7      $   200.0        5.8%
                                         =========      =========      ======      =========        ===


1997:
  Life insurance in force                $52,648.4      $13,678.7      $289.7      $39,259.4        0.7%
                                         =========      =========      ======      =========        ===

  Premiums:
    Life insurance                       $   235.9      $    32.7      $  2.2      $   205.4        1.1%
    Accident and health insurance            261.2          272.6        11.4             --        N/A
                                         ---------      ---------      ------      ---------        ---
        Total                            $   497.1      $   305.3      $ 13.6      $   205.4        6.6%
                                         =========      =========      ======      =========        ===


1996:
  Life Insurance in force                $47,150.6      $11,164.6      $288.6      $36,274.6        0.8%
                                         =========      =========      ======      =========        ===

  Premiums:
    Life insurance                       $   225.6      $    29.3      $  2.3      $   198.6        1.2%
    Accident and health insurance            291.9          305.8        13.9             --        N/A
                                         ---------      ---------      ------      ---------        ---
        Total                            $   517.5      $   335.1      $ 16.2      $   198.6        8.2%
                                         =========      =========      ======      =========        ===


----------
Note: The life insurance caption represents principally premiums from traditional life insurance and life-contingent immediate annuities and excludes deposits on investment products and universal life insurance products.



See accompanying independent auditors' report.


                                                                                                            SCHEDULE V

                                  NATIONWIDE LIFE INSURANCE COMPANY AND SUBSIDIARIES

                                           VALUATION AND QUALIFYING ACCOUNTS
                                               (in millions of dollars)

                                     Years ended December 31, 1998, 1997 and 1996


-------------------------------------------------------- ------------- ---------------------- ----------- -----------
                        Column A                            Column B          Column C          Column D   Column E
-------------------------------------------------------- ------------- ---------------------- ----------- -----------
                                                           Balance at  Charged to  Charged to              Balance at
                                                            beginning   costs and    other    Deductions   end of
Description                                                 of period    expenses   accounts     (1)       period
-------------------------------------------------------- ------------- ----------- ---------- ----------- -----------
1998:
  Valuation allowances - fixed maturity securities            $  --      $  7.5       $--        $  --      $ 7.5
  Valuation allowances - mortgage loans on real estate         42.5        (0.1)       --           --       42.4
  Valuation allowances - real estate                           11.1        (5.7)       --           --        5.4
                                                              -----      ------       ---        -----      -----
      Total                                                   $53.6      $  1.7       $--        $  --      $55.3
                                                              =====      ======       ===        =====      =====


1997:
  Valuation allowances - fixed maturity securities            $  --      $ 16.2       $--        $16.2      $  --
  Valuation allowances - mortgage loans on real estate         51.0        (1.2)       --          7.3       42.5
  Valuation allowances - real estate                           15.2        (4.1)       --           --       11.1
                                                              -----      ------       ---        -----      -----
      Total                                                   $66.2      $ 10.9       $--        $23.5      $53.6
                                                              =====      ======       ===        =====      =====


1996:
  Valuation allowances - mortgage loans on real estate        $49.1      $  4.5       $--        $ 2.6      $51.0
  Valuation allowances - real estate                           25.8       (10.6)       --           --       15.2
                                                              -----      ------       ---        -----      -----
      Total                                                   $74.9      $ (6.1)      $--        $ 2.6      $66.2
                                                              =====      ======       ===        =====      =====

----------
(1) Amounts represent direct write-downs charged against the valuation allowance.



See accompanying independent auditors' report.