Form 10-Q
period 1999-03-31
NATIONWIDE LIFE INSURANCE CO
filed 1999-05-14
CIK 205695

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                      ------------------------------------


                                    FORM 10-Q


                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1999        COMMISSION FILE NO. 2-28596


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

   All voting stock was held by affiliates of the Registrant on May 1, 1999.

COMMON STOCK (par value $1 per share) - 3,814,779 shares issued and outstanding as of May 1, 1999
(Title of Class)


                THE REGISTRANT MEETS THE CONDITIONS SET FORTH IN
                GENERAL INSTRUCTION H(1)(a) AND (b) OF FORM 10-Q
                   AND IS THEREFORE FILING THIS FORM WITH THE
                           REDUCED DISCLOSURE FORMAT.

               NATIONWIDE LIFE INSURANCE COMPANY AND SUBSIDIARIES

                                    FORM 10-Q


                                      INDEX


PART I       FINANCIAL INFORMATION
             Item 1      Unaudited Consolidated Financial Statements                                                     3

             Item 2      Management's Narrative Analysis of the Results of Operations                                   10

             Item 3      Quantitative and Qualitative Disclosures About Market Risk                                     19

PART II      OTHER INFORMATION

             Item 1      Legal Proceedings                                                                              19

             Item 2      Changes in Securities                                                                          20

             Item 3      Defaults Upon Senior Securities                                                                20

             Item 4      Submission of Matters to a Vote of Security Holders                                            20

             Item 5      Other Information                                                                              20

             Item 6      Exhibits and Reports on Form 8-K                                                               20

SIGNATURE                                                                                                               21

                         PART I - FINANCIAL INFORMATION

ITEM 1 UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

               NATIONWIDE LIFE INSURANCE COMPANY AND SUBSIDIARIES
       (a wholly owned subsidiary of Nationwide Financial Services, Inc.)
                        Consolidated Statements of Income
                                   (Unaudited)
                                  (in millions)


                                                                 THREE MONTHS ENDED
                                                                      MARCH 31,
                                                              -------------------------
                                                                1999             1998
                                                              --------         --------
REVENUES
  Policy charges                                              $  206.2         $  159.0
  Life insurance premiums                                         53.5             53.2
  Net investment income                                          363.3            364.5
  Realized (losses) gains on investments                          (5.4)            16.6
  Other                                                           19.5             14.3
                                                              --------         --------
                                                                 637.1            607.6
                                                              --------         --------

BENEFITS AND EXPENSES
  Interest credited to policyholder account balances             263.8            261.9
  Other benefits and claims                                       50.5             46.3
  Policyholder dividends on participating policies                10.1             10.8
  Amortization of deferred policy acquisition costs               60.7             47.7
  Other operating expenses                                       104.3            102.1
                                                              --------         --------
                                                                 489.4            468.8
                                                              --------         --------

    Income before federal income tax expense                     147.7            138.8
  Federal income tax expense                                      48.5             47.7
                                                              --------         --------
    Net income                                                $   99.2         $   91.1
                                                              ========         ========





See accompanying notes to unaudited consolidated financial statements.

               NATIONWIDE LIFE INSURANCE COMPANY AND SUBSIDIARIES
       (a wholly owned subsidiary of Nationwide Financial Services, Inc.)
                           Consolidated Balance Sheets
                     (in millions, except per share amounts)


                                                                                     (UNAUDITED)
                                                                                      MARCH 31,         DECEMBER 31,
ASSETS                                                                                  1999               1998
                                                                                     -----------        ------------
Investments:
   Securities available-for-sale, at fair value:
      Fixed maturity securities (cost $13,721.1 in 1999; $13,721.3 in 1998)          $  14,093.5        $  14,245.1
      Equity securities (cost $104.8 in 1999; $110.4 in 1998)                              124.2              127.2
   Mortgage loans on real estate, net                                                    5,364.6            5,328.4
   Real estate, net                                                                        244.3              243.6
   Policy loans                                                                            478.9              464.3
   Other long-term investments                                                              65.1               44.0
   Short-term investments                                                                  330.3              289.1
                                                                                     -----------        -----------
                                                                                        20,700.9           20,741.7
                                                                                     -----------        -----------

Cash                                                                                        21.3                3.4
Accrued investment income                                                                  229.9              218.7
Deferred policy acquisition costs                                                        2,143.3            2,022.2
Other assets                                                                               467.0              420.3
Assets held in separate accounts                                                        53,469.9           50,935.8
                                                                                     -----------        -----------
                                                                                     $  77,032.3        $  74,342.1
                                                                                     ===========        ===========

LIABILITIES AND SHAREHOLDER'S EQUITY
Future policy benefits and claims                                                    $  19,900.7        $  19,767.1
Other liabilities                                                                          877.8              866.1
Liabilities related to separate accounts                                                53,469.9           50,935.8
                                                                                     -----------        -----------
                                                                                        74,248.4           71,569.0
                                                                                     -----------        -----------

Shareholder's equity:
  Capital shares, $1 par value.  Authorized 5.0 million shares, issued and
    outstanding 3.8 million shares                                                           3.8                3.8
  Additional paid-in capital                                                               914.7              914.7
  Retained earnings                                                                      1,667.4            1,579.0
  Accumulated other comprehensive income                                                   198.0              275.6
                                                                                     -----------        -----------
                                                                                         2,783.9            2,773.1
                                                                                     -----------        -----------
                                                                                     $  77,032.3        $  74,342.1
                                                                                     ===========        ===========







See accompanying notes to unaudited consolidated financial statements.

               NATIONWIDE LIFE INSURANCE COMPANY AND SUBSIDIARIES
       (a wholly owned subsidiary of Nationwide Financial Services, Inc.)
                 Consolidated Statements of Shareholder's Equity
                                   (Unaudited)
                   Three Months Ended March 31, 1999 and 1998
                                  (in millions)


                                                                                                      ACCUMULATED
                                                                   ADDITIONAL                            OTHER             TOTAL
                                                     COMMON         PAID-IN          RETAINED        COMPREHENSIVE     SHAREHOLDER'S
                                                      STOCK         CAPITAL          EARNINGS           INCOME            EQUITY
                                                      -----         -------          --------           ------            ------
BALANCE, JANUARY 1, 1998                             $   3.8       $  914.7         $  1,312.3        $  247.1         $  2,477.9

Comprehensive income:
  Net income                                            --             --                 91.1            --                 91.1
  Net unrealized losses on securities available-
    for-sale arising during the period                  --             --                 --             (11.1)             (11.1)
                                                                                                                       ----------
Total comprehensive income                                                                                                   80.0
                                                                                                                       ----------

                                                     -------       --------         ----------        --------         ----------
BALANCE, MARCH 31, 1998                              $   3.8       $  914.7         $  1,403.4        $  236.0         $  2,557.9
                                                     =======       ========         ==========        ========         ==========



BALANCE, JANUARY 1, 1999                             $   3.8       $  914.7         $  1,579.0        $  275.6         $  2,773.1

Comprehensive income:
  Net income                                            --             --                 99.2            --                 99.2
  Net unrealized losses on securities available-
     for-sale arising during the period                 --             --                 --             (77.6)             (77.6)
                                                                                                                       ----------
Total comprehensive income                                                                                                   21.6
                                                                                                                       ----------
Dividends to shareholder                                                                 (10.8)                             (10.8)
                                                     -------       --------         ----------        --------         ----------
BALANCE, MARCH 31, 1999                              $   3.8       $  914.7         $  1,667.4        $  198.0         $  2,783.9
                                                     =======       ========         ==========        ========         ==========







See accompanying notes to unaudited consolidated financial statements.

               NATIONWIDE LIFE INSURANCE COMPANY AND SUBSIDIARIES
       (a wholly owned subsidiary of Nationwide Financial Services, Inc.)
                      Consolidated Statements of Cash Flows
                                   (Unaudited)
                   Three Months Ended March 31, 1999 and 1998
                                  (in millions)


                                                                                               1999             1998
                                                                                             --------         --------
  CASH FLOWS FROM OPERATING ACTIVITIES
  Net income                                                                                 $   99.2         $   91.1
  Adjustments to reconcile net income to net cash provided by operating activities:
    Interest credited to policyholder account balances                                          263.8            261.9
    Capitalization of deferred policy acquisition costs                                        (152.3)          (131.2)
    Amortization of deferred policy acquisition costs                                            60.7             47.7
    Amortization and depreciation                                                                 2.5             (2.9)
    Realized losses (gains) on investments, net                                                   5.4            (16.6)
    Increase in accrued investment income                                                       (11.2)           (13.5)
    (Increase) decrease in other assets                                                         (49.9)            32.7
    Increase (decrease) in policy liabilities                                                     7.0            (97.7)
    Increase in other liabilities                                                                53.5             58.6
    Other, net                                                                                   (2.1)            (3.0)
                                                                                             --------         --------
      Net cash provided by operating activities                                                 276.6            227.1
                                                                                             --------         --------

  CASH FLOWS FROM INVESTING ACTIVITIES
  Proceeds from maturity of securities available-for-sale                                       524.1            442.1
  Proceeds from sale of securities available-for-sale                                           143.2            224.4
  Proceeds from repayments of mortgage loans on real estate                                      89.5            241.0
  Proceeds from sale of real estate                                                              --               30.3
  Proceeds from repayments of policy loans and sale of other invested assets                      4.7             10.0
  Cost of securities available-for-sale acquired                                               (662.6)          (852.1)
  Cost of mortgage loans on real estate acquired                                               (125.3)          (241.7)
  Cost of real estate acquired                                                                   (0.7)            (0.2)
  Short-term investments, net                                                                   (41.2)          (136.6)
  Other, net                                                                                    (39.8)           (14.9)
                                                                                             --------         --------
      Net cash used in investing activities                                                    (108.1)          (297.7)
                                                                                             --------         --------

  CASH FLOWS FROM FINANCING ACTIVITIES
  Cash dividends paid                                                                           (13.5)            --
  Increase in investment product and universal life insurance product
    account balances                                                                            756.8            621.2
  Decrease in investment product and universal life insurance product
    account balances                                                                           (893.9)          (694.3)
                                                                                             --------         --------
      Net cash used in financing activities                                                    (150.6)           (73.1)
                                                                                             --------         --------

  Net increase (decrease) in cash                                                                17.9           (143.7)

  Cash, beginning of period                                                                       3.4            175.6
                                                                                             --------         --------
  Cash, end of period                                                                        $   21.3         $   31.9
                                                                                             ========         ========






See accompanying notes to unaudited consolidated financial statements.

               NATIONWIDE LIFE INSURANCE COMPANY AND SUBSIDIARIES
       (a wholly owned subsidiary of Nationwide Financial Services, Inc.)


              Notes to Unaudited Consolidated Financial Statements
                        Three Months Ended March 31, 1999


(1)      Basis of Presentation

         The accompanying unaudited consolidated financial statements of Nationwide Life Insurance Company and subsidiaries (NLIC or collectively the Company) have been prepared in accordance with generally accepted accounting principles, which differ from statutory accounting practices prescribed or permitted by regulatory authorities, for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all information and footnotes required by generally accepted accounting principles for complete financial statements. The financial information included herein reflects all adjustments (all of which are normal and recurring in nature) which are, in the opinion of management, necessary for a fair presentation of financial position and results of operations. Operating results for all periods presented are not necessarily indicative of the results that may be expected for the full year. All significant intercompany balances and transactions have been eliminated. The accompanying unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements and related notes for the year ended December 31, 1998 included in the Company's annual report on Form 10-K.

(2)      Accounting Pronouncements

         In March 1998, The American Institute of Certified Public Accountant's Accounting Standards Executive Committee issued Statement of Position
         (SOP) 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use." The SOP, which has been adopted prospectively as of January 1, 1999, requires the capitalization of certain costs incurred in connection with developing or obtaining internal use software. Prior to the adoption of SOP 98-1, the Company expensed internal use software related costs as incurred. The effect of adopting the SOP was to increase net income for the quarter ended March 31, 1999 by $0.9 million.

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

(3)      Comprehensive Income

         Comprehensive Income includes net income as well as certain items that are reported directly within a separate component of shareholder's equity that bypass net income. Currently, the Company's only component of Other Comprehensive Income is unrealized gains (losses) on securities available-for-sale. The related before and after federal tax amounts are as follows:

                                                                            THREE MONTHS ENDED
           (in millions)                                                         MARCH 31,
           ---------------------------------------------------------------------------------------
                                                                           1999             1998
                                                                         --------         -------
           Unrealized losses on securities available-for-
              Sale arising during the period:
                Gross                                                    $ (154.4)        $ (22.9)
                Adjustment to deferred policy acquisition costs              29.6             7.8
                Related federal tax benefit                                  41.7             5.9
                                                                         --------         -------
                     Net                                                    (83.1)           (9.2)
                                                                         --------         -------

           Reclassification adjustment for net losses (gains)
              On securities available-for-sale realized during
              the period:
                Gross                                                         8.5            (2.9)
                Related federal tax (benefit) expense                        (3.0)            1.0
                                                                         --------         -------
                     Net                                                      5.5            (1.9)
                                                                         --------         -------

           Total Other Comprehensive Income                              $  (77.6)        $ (11.1)
                                                                         ========         =======

(4)      Segment Disclosures

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

         In addition to the product segments, the Company reports corporate revenues and expenses, investments and related investment income supporting capital not specifically allocated to its product segments, revenues and expenses of its investment adviser subsidiary, revenues and expenses related to group annuity contracts sold to Nationwide Insurance Enterprise employee and agent benefit plans and all realized gains and losses on investments in a Corporate and Other segment.

         During first quarter 1999 the Company revised the allocation of net investment income among its Life Insurance and Corporate and Other segments. Also, certain amounts previously reported as other income were reclassified to operating expense. Amounts reported for prior periods have been restated to reflect these changes.

         The following table summarizes the financial results of the Company's business segments for the three months ended March 31, 1999 and 1998.

                                                  VARIABLE            FIXED             LIFE           CORPORATE
         (in millions)                           ANNUITIES          ANNUITIES         INSURANCE        AND OTHER            TOTAL
         ------------------------------------   -----------        -----------        ----------       ----------       -----------
         1999
         Operating revenue (1)                  $     143.5        $     287.6        $    151.1       $     60.3       $     642.5
         Benefits and expenses                         77.3              244.8             122.0             45.3             489.4
                                                -----------        -----------        ----------       ----------       -----------
           Operating income before federal
             Income tax                                66.2               42.8              29.1             15.0             153.1
         Realized losses on investments                --                 --                --               (5.4)             (5.4)
                                                -----------        -----------        ----------       ----------       -----------
         Consolidated income before
           Federal income tax                   $      66.2        $      42.8        $     29.1       $      9.6       $     147.7
                                                ===========        ===========        ==========       ==========       ===========

         Assets as of period end                $  50,132.3        $  15,396.4        $  5,527.9       $  5,975.7       $  77,032.3
                                                ===========        ===========        ==========       ==========       ===========

         1998
         Operating revenue (1)                  $     114.3        $     289.3        $    127.2       $     60.2       $     591.0
         Benefits and expenses                         65.0              244.3             107.1             52.4             468.8
                                                -----------        -----------        ----------       ----------       -----------
           Operating income (loss) before
             Federal income tax                        49.3               45.0              20.1              7.8             122.2
         Realized gains on investments                 --                 --                --               16.6              16.6
                                                -----------        -----------        ----------       ----------       -----------
         Consolidated income before
            Federal income tax                  $      49.3        $      45.0        $     20.1       $     24.4       $     138.8
                                                ===========        ===========        ==========       ==========       ===========

         Assets as of period end                $  40,742.8        $  14,514.0        $  4,228.6       $  6,132.1       $  65,617.5
                                                ===========        ===========        ==========       ==========       ===========

         ----------
         (1)      Excludes realized gains and losses on investments.

(5)      Contingencies

         On October 29, 1998, the Company was named in a lawsuit filed in Ohio state court related to the sale of deferred annuity products for use as investments in tax-deferred contributory retirement plans (Mercedes Castillo v. Nationwide Financial Services, Inc., Nationwide Life Insurance Company and Nationwide Life and Annuity Insurance Company). The plaintiff in such lawsuit seeks to represent a national class of the Company's customers and seeks unspecified compensatory and punitive damages. The Company is currently evaluating this lawsuit, which has not been certified as a class. The Company intends to defend this lawsuit vigorously.

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

         The following table reconciles the Company's reported net income to net operating income.

                                                                          THREE MONTHS ENDED
                                                                                MARCH 31,
                                                                       -------------------------
         (in millions)                                                  1999               1998
         ---------------------------------------------------------     -------           -------
         Net income                                                    $  99.2           $  91.1
         Realized losses (gains) on investments, net of tax                3.5             (10.8)
                                                                       -------           -------
           Net operating income                                        $ 102.7           $  80.3
                                                                       =======           =======


         Revenues

         Total revenues for the first quarter of 1999, excluding realized gains and losses on investments, increased to $642.5 million compared to $591.0 million for the same period in 1998. Increases in policy charges and other income contributed to revenue growth, while net investment income and life insurance premiums were relatively unchanged.

         Policy charges include asset fees, which are primarily earned from separate account assets generated from sales of variable annuities and variable life insurance products; cost of insurance charges earned on universal life insurance products; administration fees, which include fees charged per contract on a variety of the Company's products and premium loads on universal life insurance products; and surrender fees, which are charged as a percentage of premiums withdrawn during a specified period of annuity and certain life insurance contracts. Policy charges for the first quarter of 1999 and 1998 were as follows:

                                                                          THREE MONTHS ENDED
                                                                                MARCH 31,
                                                                       -------------------------
         (in millions)                                                  1999               1998
         ---------------------------------------------------------     -------           -------
         Asset fees                                                    $ 140.4           $ 113.2
         Cost of insurance charges                                        25.9              19.3
         Administrative fees                                              25.8              16.9
         Surrender fees                                                   14.1               9.6
                                                                       -------           -------
            Total policy charges                                       $ 206.2           $ 159.0
                                                                       =======           =======

         The growth in asset fees reflects a 23% increase in total separate account assets which reached $53.47 billion as of March 31, 1999 compared to $43.33 billion a year ago. Steady growth in sales of variable annuity and variable life insurance products as well as market appreciation have contributed significantly to the increase in separate account assets.

         Cost of insurance charges are assessed as a percentage of the net amount at risk on universal life insurance policies. The net amount at risk is equal to a policy's death benefit minus the related policyholder account value. The increase in cost of insurance charges is due primarily to growth in the net amount at risk related to individual variable universal life insurance reflecting expanded distribution and increased customer demand for variable life products. The net amount at risk related to individual variable universal life insurance grew to $15.99 billion as of March 31, 1999 compared to $11.38 billion a year ago.

         The growth in administrative fees is attributable to a significant increase in premiums on individual variable life policies and certain corporate-owned life policies where the Company collects a premium load. Nearly all of the increase in surrender charges is attributable to policyholder withdrawals in the Variable Annuities segment, and reflects the overall increase in variable annuity policy reserves.

         The Company does not consider realized gains and losses on investments to be recurring components of earnings. The Company makes decisions concerning the sale of invested assets based on a variety of market, business, tax and other factors. Net realized (losses) gains on investments were $(5.4) million and $16.6 million for the first quarter of 1999 and 1998, respectively. The first quarter 1999 net realized losses on investments include a $9.2 million loss on a single fixed maturity security.

         Other income includes fees earned by the Company's investment management subsidiary. The growth in other income reflects a $2.86 billion increase in this subsidiary's assets under management compared to a year ago.

         Benefits and Expenses

         Total benefits and expenses were $489.4 million in first quarter 1999, a 4% increase over first quarter 1998. The increase is due mainly to growth in amortization of deferred acquisition costs (DAC). Interest credited, other policyholder benefits and other operating expenses were relatively flat compared to the year ago first quarter.

         The growth in the Variable Annuities segment business and related revenues is the primary reason for the increase in amortization of deferred policy acquisition costs (DAC) which totaled $60.7 million and $47.7 million in the first quarter of 1999 and 1998, respectively.

         Federal income tax expense was $48.5 million and $47.7 million for the first quarter of 1999 and 1998, respectively. These amounts represent effective tax rates of 32.8% for the first quarter of 1999 and 34.4% in 1998.

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

         The Company has completed an inventory and assessment of all computer systems and has implemented a plan to renovate or replace all applications that were identified as not Year 2000 compliant. The Company has renovated all applications that required renovation. Testing of the renovated programs included running each application in a Year 2000 environment and was completed as planned during 1998. For applications being replaced, the Company had all replacement systems in place and functioning as planned by year-end 1998. The shareholder services system that supports mutual fund products was fully deployed during the first quarter 1999. Conversions of existing traditional life policies to the new compliant system will continue through second quarter 1999.

         The Company has completed an inventory and assessment of all vendor products and has tested and certified that each vendor product is Year 2000 compliant. Any vendor products that could not be certified as Year 2000 compliant were replaced or eliminated in 1998.

         The Company's facilities in Columbus, Ohio have been inventoried, assessed, and tested as being Year 2000 compliant. Systems supporting the Company's infrastructure such as telecommunications, voice and networks were renovated and will be brought into compliance before the end of the second quarter 1999.

         The Company has also addressed issues associated with the exchange of electronic data with external organizations. The Company has completed an inventory and assessment of all business partners utilizing electronic interfaces with the Company and processes have been put in place to allow the Company to accept data regardless of the format.

         In addition to resolving internal Year 2000 readiness issues, the Company is surveying significant external organizations (business partners) to assess if they will be Year 2000 compliant and be in a position to do business in the Year 2000 and beyond. Specifically, the Company has contacted mutual fund organizations that provide funds for the Company's variable annuity and life products and wholesale producers to determine when they will be Year 2000 compliant. The results are currently being gathered and analyzed.

         In addition to the contingency plans developed for electronic interfaces between the Company and its business partners, contingency plans were also developed for wholesale producers who may not become compliant before the end of 1999. Additional contingency plans will be developed for mutual fund organizations during the second quarter 1999. The Company has identified external risk scenarios, prioritized those risks and is now in the process of developing contingency plans to minimize the impact to the Company, customers and producers. Contingency plan efforts are expected to be completed by the end of the third quarter 1999.

         Operating expenses in 1998 and 1997 include approximately $44.7 million and $45.4 million, respectively, for technology projects, including costs related to Year 2000. The Company anticipates spending less than $5 million on Year 2000 activities in 1999, and spent $2.4 million during first quarter 1999. Management does not anticipate that the completion of Year 2000 renovation and replacement activities will result in a reduction in operating expenses. Rather, personnel and resources currently allocated to Year 2000 issues will be assigned to other technology-related projects.

         Recently Issued Accounting Standards

         See note 2 to the unaudited consolidated financial statements for a discussion of recently issued accounting standards.

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

         Statutory premiums and deposits by distribution channel for the first quarter of 1999 and 1998 are summarized as follows:

                                                                      1999                                1998
                                                         -----------------------------        --------------------------
         (in millions)                                     AMOUNT                 %             AMOUNT              %
         ---------------------------------------------   ----------             -----         ----------          -----
         WHOLESALE CHANNELS
          Independent broker/dealers                     $    862.9              25.3%        $    875.4           29.1%
          National and regional brokerage firms               111.4               3.3               86.0            2.9
          Financial institutions                              520.2              15.2              449.3           15.0
          Pension plan administrators                         927.3              27.2              734.1           24.4
          Life specialists                                    186.8               5.5               89.9            3.0
                                                         ----------             -----         ----------          -----
            Total wholesale channels                        2,608.6              76.5            2,234.7           74.4
                                                         ----------             -----         ----------          -----
         RETAIL CHANNELS
          Exclusive retail sales representatives              592.3              17.3              586.0           19.5
          Nationwide agents                                   211.5               6.2              183.1            6.1
                                                         ----------             -----         ----------          -----
            Total retail channels                             803.8              23.5              769.1           25.6
                                                         ----------             -----         ----------          -----
         Total external premiums and deposits               3,412.4             100.0%           3,003.8          100.0%
                                                         ==========             =====         ==========          =====
         Nationwide Insurance Enterprise employee
          and agent benefit plans                              66.4                                 59.8
                                                         ----------                           ----------
         Total statutory premiums and deposits           $  3,478.8                           $  3,063.6
                                                         ==========                           ==========


         Excluding Nationwide Insurance Enterprise benefit plan sales, the Company achieved sales growth of 14% in the first quarter of 1999 compared to the first quarter of 1998.

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

         External statutory premiums and deposits by product for the first quarter of 1999 and 1998 are summarized as follows.

         (in millions)                                       1999              1998
         ---------------------------------------------    ----------        ----------
         The BEST of AMERICA(R) products:
           Individual variable annuities                  $  1,136.8        $ 1,120.0
           Group variable annuities                            901.8            702.1
           Variable universal life insurance                    90.5             67.5
         Private label annuities                               304.4            235.2
         IRC Section 457 annuities                             530.9            548.7
         The NEA Valuebuilder annuities                         37.0             37.3
         Traditional/Universal life insurance                   60.0             59.3
         Bank-owned life insurance                              86.6             75.2
         Corporate-owned life insurance                        100.1             14.7
         Other                                                 164.3            143.8
                                                          ----------        ---------
                                                          $  3,412.4        $ 3,003.8
                                                          ==========        =========


         BUSINESS SEGMENTS

         The Company reports three product segments: Variable Annuities, Fixed Annuities and Life Insurance. In addition, the Company reports certain other revenue and expenses in a Corporate and Other segment. All information set forth below relating to the Variable Annuities segment excludes the fixed option under variable annuity contracts. Such information is included in the Fixed Annuities segment.

         The following table summarizes operating income before federal income tax expense for the Company's business segments for the first quarter of 1999 and 1998.

                                                               THREE MONTHS ENDED
                                                                    MARCH 31,
                                                          ----------------------------
         (in millions)                                       1999              1998
         ---------------------------------------------    ----------        ----------
          Variable Annuities                              $     66.2        $    49.3
          Fixed Annuities                                       42.8             45.0
          Life Insurance                                        29.1             20.1
          Corporate and Other                                   15.0              7.8
                                                          ----------        ---------
                                                          $    153.1        $   122.2
                                                          ==========        =========


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

                                                                     THREE MONTHS ENDED
                                                                          MARCH 31,
                                                                 ----------------------------
         (in millions)                                              1999              1998
         ----------------------------------------------------    ----------        ----------
         INCOME STATEMENT DATA
         Revenues                                                $    143.5        $   114.3
         Benefits and expenses                                         77.3             65.0
                                                                 ----------        ---------
         Operating income before federal income tax              $     66.2        $    49.3
                                                                 ==========        =========

         OTHER DATA
         Statutory premiums and deposits (1)                     $  2,457.8        $ 2,289.0
         Policy reserves as of period end                        $ 48,840.8        $39,666.7
         Pre-tax operating income to average policy reserves           0.56%            0.54%

         ----------
         (1) Statutory data have been derived from the Quarterly Statements of the Company's life insurance subsidiaries, as filed with insurance regulatory authorities and prepared in accordance with statutory accounting practices.

         Variable annuity segment results reflect substantially increased asset fee revenue partially offset by increases in DAC amortization and other operating expenses. Asset fees increased to $135.6 million in the first quarter of 1999, up 24% from $109.5 million in the same period a year ago. The increase in asset fees is due to continued growth in variable annuity policy reserve levels resulting from strong variable annuity sales and market appreciation on investments underlying reserves.

         Variable annuity policy reserves grew $2.42 billion during the first quarter of 1999 reaching $48.84 billion as of March 31, 1999 and have increased 23% compared to a year ago. Variable annuity sales increased 7% for the first quarter 1999, reaching $2.46 billion compared to $2.29 billion in the year ago quarter. Compared to fourth quarter 1998, variable annuity sales increased 20%. Sales of 401(k) plans and private label variable annuities led sales growth in first quarter 1999, posting increases of 28% and 29%, respectively, compared to first quarter 1998.

         Favorable equity market conditions during the first quarter of 1999 also contributed significantly to the growth in variable annuity policy reserves. Variable annuity policy reserves reflect market appreciation of $1.28 billion during the first three months of 1999. Over the past twelve months, variable annuity policy reserves have increased $4.27 billion as a result of market appreciation.

         Amortization of DAC increased 34% to $35.4 million in first quarter 1999 compared to $26.4 million in first quarter 1998. Operating expenses were $41.6 million in first quarter 1999, an increase of 11% over first quarter 1998. The growth in DAC amortization and operating expenses reflect the overall growth in the variable annuity business.

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

                                                                         THREE MONTHS ENDED
                                                                              MARCH 31,
                                                                 ---------------------------------
         (in millions)                                               1999                1998
         ----------------------------------------------------    ------------         ------------
         INCOME STATEMENT DATA
         Revenues:
           Net investment income                                 $      275.3         $      277.2
           Other                                                         12.3                 12.1
                                                                 ------------         ------------
                                                                        287.6                289.3
                                                                 ------------         ------------
         Benefits and expenses:
           Interest credited to policyholder account balances           202.2                205.9
           Other benefits and expenses                                   42.6                 38.4
                                                                 ------------         ------------
                                                                        244.8                244.3
                                                                 ------------         ------------
         Operating income before federal income tax              $       42.8         $       45.0
                                                                 ============         ============

         OTHER DATA
         Statutory premiums and deposits (1)                     $      617.4         $      498.1
         Policy reserves as of period end                        $   15,065.2         $   14,229.1
         Pre-tax operating income to average policy reserves             1.14%                1.27%

         ----------
         (1) Statutory data have been derived from the Quarterly Statements of the Company's life insurance subsidiaries, as filed with insurance regulatory authorities and prepared in accordance with statutory accounting practices.

         Fixed annuity segment results reflect a slight increase in interest spread income attributable to growth in fixed annuity policy reserves offset by lower interest margins. Interest spread is the differential between net investment income and interest credited to policyholder account balances. Interest spreads vary depending on crediting rates offered by competitors, performance of the investment portfolio, changes in market interest rates and other factors. The following table depicts the interest spreads on general account policy reserves in the Fixed Annuities segment.

                                                                         THREE MONTHS ENDED
                                                                              MARCH 31,
                                                                 ---------------------------------
                                                                     1999                1998
                                                                 ------------         ------------
         Net investment income                                           7.62%                8.01%
         Interest credited                                               5.60                 5.95
                                                                 ------------         ------------
                                                                         2.02%                2.06%
                                                                 ============         ============

         The Company experienced an increase in mortgage loan and bond prepayment fees in the first quarter of 1999 and such income accounted for approximately 15 basis points of the interest spread compared to 9 basis points in first quarter 1998. The Company anticipates interest spreads over the next several quarters to be 190 to 195 basis points, excluding the impact of mortgage loan and bond prepayment income.

         Fixed annuity policy reserves increased to $15.07 billion as of March 31, 1999 compared to $14.90 billion as of the end of 1998 and $14.23 billion a year ago.

         First quarter fixed annuity sales grew to $617.4 million in 1999 compared to $498.1 million in 1998. Most of the Company's fixed annuity sales are premiums allocated to the fixed option of variable annuity contracts. First quarter 1999 fixed annuity sales include $521.7 million in premiums allocated to the fixed option under a variable annuity contract, compared to $402.4 million in first quarter 1998. The increase is attributable to a first-year bonus interest rate program in effect during the first quarter of 1999.

         The increase in other benefits and expenses in first quarter 1999 compared to a year ago is attributable to growth in business.

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

                                                                         THREE MONTHS ENDED
                                                                              MARCH 31,
                                                                 -------------------------------
         (in millions)                                               1999                1998
         ----------------------------------------------------    ----------           ----------
         INCOME STATEMENT DATA
         Revenues                                                $    151.1           $    128.5
         Benefits and expenses                                        122.0                107.3
                                                                 ----------           ----------
         Operating income before federal income tax              $     29.1           $     21.2
                                                                 ==========             ========

         OTHER DATA
         Statutory premiums (1):
           Traditional and universal life insurance              $     60.0           $     59.3
           Variable universal life insurance                     $     90.5           $     67.5
           Corporate-owned life insurance                        $    186.7           $     89.9
         Policy reserves as of period end:
           Traditional and universal life insurance              $  2,459.4           $  2,389.2
           Variable universal life insurance                     $  1,363.3           $  1,031.1
           Corporate-owned life insurance                        $  1,097.3           $    316.6

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

         The increase in Life Insurance segment earnings is attributable to strong growth in investment life insurance products, which include individual variable universal life insurance and corporate-owned life insurance, where the Company has aggressively expanded its distribution capabilities. Investment life premiums and deposits increased from $157.4 million in first quarter 1998 to $277.2 million in first quarter 1999. As a result of the sales growth and high persistency, revenues from investment life products increased to $51.8 million in first quarter 1999 from $27.2 million in first quarter 1998. The Company believes there are growth opportunities for investment life products and in 1999 will be introducing new products and expanding distribution to new outlets to further penetrate these markets.

         Interest credited to policyholders increased $5.8 million in first quarter 1999 reaching $30.6 million compared to $24.8 million in the year ago first quarter. Increased corporate-owned life insurance business accounted for most of the increases. Corporate investment fixed life insurance reserves tripled to $920.0 million as of March 31, 1999 compared to $304.2 million a year ago.

         Traditional and universal life insurance benefits increased $4.9 million to $38.4 million in first quarter 1999 compared to the same period a year ago. Operating expenses remained relatively unchanged during first quarters 1999 and 1998.

         Corporate and Other

         The following table summarizes certain selected financial data for the Corporate and Other segment for the periods indicated.

                                                                        THREE MONTHS ENDED
                                                                              MARCH 31,
                                                                 --------------------------------
         (in millions)                                               1999                1998
         ----------------------------------------------------    -----------          -----------
         INCOME STATEMENT DATA
         Revenues                                                $      60.3          $      60.2
         Benefits and expenses                                          45.3                 52.4
                                                                 -----------          -----------
         Operating income before federal income tax (1)          $      15.0          $       7.8
                                                                 ===========          ===========

         ----------
         (1) Excludes realized gains and losses on investments.

         Revenues in the Corporate and Other segment consist of net investment income on invested assets not allocated to the three product segments, investment management fees and other revenues earned from Nationwide mutual funds and net investment income and policy charges from group annuity contracts issued to Nationwide Insurance Enterprise employee and agent benefit plans.

         In addition to the operating revenues previously presented, the Company also reports realized gains and losses on investments in the Corporate and Other segment. The Company realized net investment (losses) gains of $(5.4) million and $16.6 million during the first quarter of 1999 and 1998, respectively.

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

         In November 1997, two plaintiffs, one who was the owner of a variable life insurance contract and the other who was the owner of a variable annuity contract, commenced a lawsuit in a federal court in Texas against Nationwide Life and the American Century group of defendants (Robert Young and David D. Distad v. Nationwide Life Insurance Company et al.). In this lawsuit, plaintiffs sought to represent a class of variable life insurance contract owners and variable annuity contract owners whom they claim were allegedly misled when purchasing these variable contracts into believing that the performance of their underlying mutual fund option managed by American Century, whose shares may only be purchased by insurance companies, would track the performance of a mutual fund, also managed by American Century, whose shares are publicly traded. The amended complaint seeks unspecified compensatory and punitive damages. On April 27, 1998, the district court denied, in part, and granted, in part, motions to dismiss the complaint filed by Nationwide Life and American Century. The remaining claims against Nationwide Life allege securities fraud, common law fraud, civil conspiracy, and breach of contract. On December 2, 1998, the district court issued an order denying plaintiffs' motion for class certification. On December 10, 1998, the district court stayed the lawsuit pending plaintiffs' petition to the federal appeals court for interlocutory review of the order denying class certification. On March 26, 1999, the appeals court denied plaintiffs' petition for interlocutory review of the order. On April 28, 1999, the court denied plaintiffs' motion for reconsideration of the denial of interlocutory review. Nationwide Life intends to defend the case vigorously.

         On October 29, 1998, the Company was named in a lawsuit filed in Ohio state court related to the sale of deferred annuity products for use as investments in tax-deferred contributory retirement plans (Mercedes Castillo v. Nationwide Financial Services, Inc., Nationwide Life Insurance Company and Nationwide Life and Annuity Insurance Company). The plaintiff in such lawsuit seeks to represent a national class of the Company's customers and seeks unspecified compensatory and punitive damages. The Company is currently evaluating this lawsuit, which has not been certified as a class. The Company intends to defend this lawsuit vigorously.

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

         None.

ITEM 6   EXHIBITS AND REPORTS ON FORM 8-K

         (a)     Exhibits:

                 27   Financial Data Schedule (electronic filing only)

         (b)     Reports on Form 8-K:

                 No reports on Form 8-K were filed during the three month period ended March 31, 1999.

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


                                               NATIONWIDE LIFE INSURANCE COMPANY
                                               ---------------------------------
                                                         (Registrant)



Date: May 14, 1999                 /s/Mark R. Thresher
                                   ---------------------------------------------
                                   Mark R. Thresher, Vice President - Controller
                                                     (Chief Accounting Officer)