Form 10-Q
period 1999-06-30
NATIONWIDE LIFE INSURANCE CO
filed 1999-08-16
CIK 205695

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                      ------------------------------------

                                    FORM 10-Q


                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1999         COMMISSION FILE NO. 2-28596


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

  All voting stock was held by affiliates of the Registrant on August 1, 1999.

  COMMON STOCK (par value $1 per share) - 3,814,779 shares issued and
(Title of Class)                          outstanding as of August 1, 1999


THE REGISTRANT MEETS THE CONDITIONS SET FORTH IN GENERAL INSTRUCTION H(1)(a) AND
 (b) OF FORM 10-Q AND IS THEREFORE FILING THIS FORM WITH THE REDUCED DISCLOSURE
                                    FORMAT.

                      NATIONWIDE LIFE INSURANCE COMPANY AND SUBSIDIARIES

                                          FORM 10-Q

                                            INDEX
PART I       FINANCIAL INFORMATION

             Item 1       Unaudited Consolidated Financial Statements                       3

             Item 2       Management's Narrative Analysis of the Results of Operations     11

             Item 3       Quantitative and Qualitative Disclosures About Market Risk       20

PART II      OTHER INFORMATION


             Item 1       Legal Proceedings                                                21

             Item 2       Changes in Securities                                            22

             Item 3       Defaults Upon Senior Securities                                  22

             Item 4       Submission of Matters to a Vote of Security Holders              22

             Item 5       Other Information                                                22

             Item 6       Exhibits and Reports on Form 8-K                                 22

SIGNATURE                                                                                  23

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
                                                (in millions)

                                                      THREE MONTHS ENDED                SIX MONTHS ENDED
                                                            JUNE 30,                         JUNE 30,
                                                     ---------------------          -------------------------
                                                      1999           1998             1999             1998
                                                     ------         ------          --------         --------
REVENUES
  Policy charges                                     $218.1         $175.0          $  424.3         $  334.0
  Life insurance premiums                              48.9           52.0             102.4            105.2
  Net investment income                               372.1          367.0             735.4            731.5
  Realized (losses) gains on investments               (8.3)           5.0             (13.7)            21.6
  Other                                                20.4           16.8              39.9             31.1
                                                     ------         ------          --------         --------
                                                      651.2          615.8           1,288.3          1,223.4
                                                     ------         ------          --------         --------

BENEFITS AND EXPENSES
  Interest credited to policyholder account
   balances                                           267.4          264.7             531.2            526.6
  Other benefits and claims                            44.3           40.6              94.8             86.9
  Policyholder dividends on participating
   policies                                            11.7           11.5              21.8             22.3
  Amortization of deferred policy acquisition
   costs                                               66.8           54.1             127.5            101.8
  Other operating expenses                            109.0          106.6             213.3            208.7
                                                     ------         ------          --------         --------
                                                      499.2          477.5             988.6            946.3
                                                     ------         ------          --------         --------

  Income before federal income tax expense            152.0          138.3             299.7            277.1
Federal income tax expense                             51.9           47.5             100.4             95.2
                                                     ------         ------          --------         --------
  Net income                                         $100.1         $ 90.8          $  199.3         $  181.9
                                                     ======         ======          ========         ========

See accompanying notes to unaudited consolidated financial statements.

                    NATIONWIDE LIFE INSURANCE COMPANY AND SUBSIDIARIES
            (a wholly owned subsidiary of Nationwide Financial Services, Inc.)
                                Consolidated Balance Sheets
                          (in millions, except per share amounts)

                                                              (UNAUDITED)
                                                                JUNE 30,      DECEMBER 31,
ASSETS                                                            1999            1998
                                                              -----------     ------------
Investments:
   Securities available-for-sale, at fair value:
      Fixed maturity securities (cost $14,006.9 in
       1999; $13,721.3 in 1998)                                $14,138.0        $14,245.1
      Equity securities (cost $102.3 in 1999; $110.4 in
       1998)                                                       125.4            127.2
   Mortgage loans on real estate, net                            5,395.2          5,328.4
   Real estate, net                                                241.4            243.6
   Policy loans                                                    492.4            464.3
   Other long-term investments                                      66.5             44.0
   Short-term investments                                          227.8            289.1
                                                               ---------        ---------
                                                                20,686.7         20,741.7
                                                               ---------        ---------

Cash                                                                 1.0              3.4
Accrued investment income                                          224.0            218.7
Deferred policy acquisition costs                                2,310.6          2,022.2
Other assets                                                       460.5            420.3
Assets held in separate accounts                                58,147.0         50,935.8
                                                               ---------        ---------
                                                               $81,829.8        $74,342.1
                                                               =========        =========

LIABILITIES AND SHAREHOLDER'S EQUITY
Future policy benefits and claims                              $20,099.3        $19,767.1
Other liabilities                                                  812.7            866.1
Liabilities related to separate accounts                        58,147.0         50,935.8
                                                               ---------        ---------
                                                                79,059.0         71,569.0
                                                               ---------        ---------

Shareholder's equity:
  Capital shares, $1 par value. Authorized 5.0 million
   shares, issued and outstanding 3.8 million shares                 3.8              3.8
  Additional paid-in capital                                       914.7            914.7
  Retained earnings                                              1,767.3          1,579.0
  Accumulated other comprehensive income                            85.0            275.6
                                                               ---------        ---------
                                                                 2,770.8          2,773.1
                                                               ---------        ---------
                                                               $81,829.8        $74,342.1
                                                               =========        =========

See accompanying notes to unaudited consolidated financial statements.

                                  NATIONWIDE LIFE INSURANCE COMPANY AND SUBSIDIARIES
                         (a wholly owned subsidiary of Nationwide Financial Services, Inc.)
                                   Consolidated Statements of Shareholder's Equity
                                                     (Unaudited)
                                       Six Months Ended June 30, 1999 and 1998
                                                    (in millions)

                                                                                       ACCUMULATED
                                                         ADDITIONAL                       OTHER            TOTAL
                                             COMMON       PAID-IN        RETAINED     COMPREHENSIVE    SHAREHOLDER'S
                                             STOCK        CAPITAL        EARNINGS         INCOME          EQUITY
                                             ------      ----------      --------         ------       -------------
BALANCE, JANUARY 1, 1998                     $  3.8        $914.7        $1,312.3         $247.1         $2,477.9

Comprehensive income:
  Net income                                   --            --             181.9           --              181.9
  Net unrealized gains on securities
     available-for-sale arising
     during the period                         --            --              --              2.9              2.9
                                                                                                         --------
Total comprehensive income                                                                                  184.8
                                                                                                         --------
Dividends to shareholder                       --            --            (100.0)          --             (100.0)
                                             ------        ------        --------         ------         --------
BALANCE, JUNE 30, 1998                       $  3.8        $914.7        $1,394.2         $250.0         $2,562.7
                                             ======        ======        ========         ======         ========



BALANCE, JANUARY 1, 1999                     $  3.8        $914.7        $1,579.0         $275.6         $2,773.1

Comprehensive income:
  Net income                                   --            --             199.3           --              199.3
  Net unrealized losses on securities
     available-for-sale arising
     during the period                         --            --              --           (190.6)          (190.6)
                                                                                                         --------
Total comprehensive income                                                                                    8.7
                                                                                                         --------
Dividends to shareholder                       --            --             (11.0)          --              (11.0)
                                             ------        ------        --------         ------         --------
BALANCE, JUNE 30, 1999                       $  3.8        $914.7        $1,767.3         $ 85.0         $2,770.8
                                             ======        ======        ========         ======         ========

See accompanying notes to unaudited consolidated financial statements.

                      NATIONWIDE LIFE INSURANCE COMPANY AND SUBSIDIARIES
              (a wholly owned subsidiary of Nationwide Financial Services, Inc.)
                            Consolidated Statements of Cash Flows
                                         (Unaudited)
                           Six Months Ended June 30, 1999 and 1998
                                        (in millions)

                                                                     1999             1998
                                                                   ---------        ---------
CASH FLOWS FROM OPERATING ACTIVITIES
Net income                                                         $   199.3        $   181.9
Adjustments to reconcile net income to net cash provided
 by operating activities:
  Interest credited to policyholder account balances                   531.2            526.6
  Capitalization of deferred policy acquisition costs                 (322.6)          (294.6)
  Amortization of deferred policy acquisition costs                    127.5            101.8
  Amortization and depreciation                                          3.8             (4.4)
  Realized losses (gains) on investments, net                           13.7            (21.6)
  Increase in accrued investment income                                 (5.3)            (3.3)
  (Increase) decrease in other assets                                  (40.2)            30.4
  Decrease in policy liabilities                                        (2.9)            (2.3)
  Increase (decrease) in other liabilities                              49.2            (63.9)
  Other, net                                                            (2.9)            (6.3)
                                                                   ---------        ---------
    Net cash provided by operating activities                          550.8            444.3
                                                                   ---------        ---------

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from maturity of securities available-for-sale              1,172.5            761.6
Proceeds from sale of securities available-for-sale                    247.7            464.4
Proceeds from repayments of mortgage loans on real estate              227.8            337.5
Proceeds from sale of real estate                                        5.2             58.7
Proceeds from repayments of policy loans and sale of other
 invested assets                                                        10.0             14.1
Cost of securities available-for-sale acquired                      (1,714.2)        (1,637.1)
Cost of mortgage loans on real estate acquired                        (295.1)          (401.1)
Cost of real estate acquired                                            (1.9)            (0.3)
Short-term investments, net                                             61.3            166.3
Other, net                                                             (56.9)           (33.9)
                                                                   ---------        ---------
    Net cash used in investing activities                             (343.6)          (269.8)
                                                                   ---------        ---------

CASH FLOWS FROM FINANCING ACTIVITIES
Cash dividends paid                                                    (13.5)          (100.0)
Increase in investment product and universal life insurance
 product account balances                                            1,559.7          1,278.5
Decrease in investment product and universal life insurance
 product account balances                                           (1,755.8)        (1,522.7)
                                                                   ---------        ---------
    Net cash used in financing activities                             (209.6)          (344.2)
                                                                   ---------        ---------

Net decrease in cash                                                    (2.4)          (169.7)

Cash, beginning of period                                                3.4            175.6
                                                                   ---------        ---------
Cash, end of period                                                $     1.0        $     5.9
                                                                   =========        =========

See accompanying notes to unaudited consolidated financial statements.

               NATIONWIDE LIFE INSURANCE COMPANY AND SUBSIDIARIES
       (a wholly owned subsidiary of Nationwide Financial Services, Inc.)
              Notes to Unaudited Consolidated Financial Statements
                         Six Months Ended June 30, 1999


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

(2)       Recently Issued Accounting Standards
          ------------------------------------

          In March 1998, The American Institute of Certified Public Accountant's Accounting Standards Executive Committee issued Statement of Position
          (SOP) 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use." The SOP, which has been adopted prospectively as of January 1, 1999, requires the capitalization of certain costs incurred in connection with developing or obtaining internal use software. Prior to the adoption of SOP 98-1, the Company expensed internal use software related costs as incurred. The effect of adopting the SOP was to increase net income for the quarter ended June 30, 1999 by $2.4 million and by $3.3 million for the first six months of 1999.

          In June 1998, the Financial Accounting Standards Board (FASB) issued Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities" (FAS 133). FAS 133 establishes accounting and reporting standards for derivative instruments and for hedging activities. Contracts that contain embedded derivatives, such as certain insurance contracts, are also addressed by the Statement. FAS 133 requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. In July 1999 the FASB issued Statement 137 which delayed the effective date of FAS 133 to fiscal years beginning after June 15, 2000. The Company plans to adopt this Statement in first quarter 2001 and is currently evaluating the impact on results of operations and financial condition.

               NATIONWIDE LIFE INSURANCE COMPANY AND SUBSIDIARIES
       (a wholly owned subsidiary of Nationwide Financial Services, Inc.)
         Notes to Unaudited Consolidated Financial Statements, Continued

(3)       Comprehensive Income
          --------------------

          Comprehensive Income includes net income as well as certain items that are reported directly within a separate component of shareholder's equity that bypass net income. Currently, the Company's only component of Other Comprehensive Income (Loss) is unrealized gains (losses) on securities available-for-sale. The related before and after federal income tax amounts are as follows:

                                                       THREE MONTHS ENDED            SIX MONTHS ENDED
       (in millions)                                        JUNE 30,                      JUNE 30,
       ---------------------------------------        --------------------         --------------------
                                                        1999          1998           1999          1998
                                                      -------        -----         -------        -----
       Unrealized (losses) gains on securities
          available-for-sale arising during
          the period:
            Gross                                     $(241.9)       $28.9         $(396.3)       $ 7.1
            Adjustment to deferred policy
               acquisition costs                         63.8         (6.9)           93.4          0.9
            Related federal income tax
               benefit (expense)                         60.9         (7.6)          102.6         (2.8)
                                                      -------        -----         -------        -----
                 Net                                   (117.2)        14.4          (200.3)         5.2
                                                      -------        -----         -------        -----

       Reclassification adjustment for
          net losses (gains) on securities
          available-for-sale realized during
          the period:
            Gross                                         6.5         (0.6)           15.0         (3.5)
            Related federal income tax
               (benefit) expense                         (2.3)         0.2            (5.3)         1.2
                                                      -------        -----         -------        -----
                 Net                                      4.2         (0.4)            9.7         (2.3)
                                                      -------        -----         -------        -----

       Total Other Comprehensive (Loss) Income        $(113.0)       $14.0         $(190.6)       $ 2.9
                                                      =======        =====         =======        =====

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

          In addition to the product segments, the Company reports corporate revenues and expenses, investments and related investment income supporting capital not specifically allocated to its product segments, revenues and expenses of its investment adviser subsidiary, revenues and expenses related to group annuity contracts sold to Nationwide Insurance employee and agent benefit plans and all realized gains and losses on investments in a Corporate and Other segment.

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

          The following table summarizes the financial results of the Company's business segments for the three months ended June 30, 1999 and 1998.

                                             VARIABLE         FIXED          LIFE         CORPORATE
      (in millions)                          ANNUITIES      ANNUITIES      INSURANCE      AND OTHER          TOTAL
      ------------------------------------   ---------      ---------      ---------      ---------         ------
      1999
      Operating revenue (1)                    $154.8         $286.3         $153.3         $65.1           $659.5
      Benefits and expenses                      83.8          240.3          124.1          51.0            499.2
                                               ------         ------         ------         -----           ------
        Operating income before federal
          income tax                             71.0           46.0           29.2          14.1            160.3
      Realized losses on investments             --             --             --            (8.3)            (8.3)
                                               ------         ------         ------         -----           ------
      Consolidated income before
        federal income tax                     $ 71.0         $ 46.0         $ 29.2         $ 5.8           $152.0
                                               ======         ======         ======         =====           ======

      1998
      Operating revenue (1)                    $128.0         $286.2         $134.2         $62.4           $610.8
      Benefits and expenses                      72.3          243.1          112.7          49.4            477.5
                                               ------         ------         ------         -----           ------
        Operating income before federal
          income tax                             55.7           43.1           21.5          13.0            133.3
      Realized gains on investments              --             --             --             5.0              5.0
                                               ------         ------         ------         -----           ------
      Consolidated income before
        federal income tax                     $ 55.7         $ 43.1         $ 21.5         $18.0           $138.3
                                               ======         ======         ======         =====           ======

      ----------
      (1) Excludes realized gains and losses on investments.

               NATIONWIDE LIFE INSURANCE COMPANY AND SUBSIDIARIES
       (a wholly owned subsidiary of Nationwide Financial Services, Inc.)
         Notes to Unaudited Consolidated Financial Statements, Continued

          The following table summarizes the financial results of the Company's business segments for the six months ended June 30, 1999 and 1998.

                                               VARIABLE           FIXED           LIFE          CORPORATE
      (in millions)                            ANNUITIES        ANNUITIES       INSURANCE       AND OTHER            TOTAL
      ----------------------------------       ---------        ---------       ---------       ---------         ----------

      1999
      Operating revenue (1)                    $   298.3        $   573.9        $  304.4        $  125.4         $ 1,302.0
      Benefits and expenses                        161.1            485.1           246.1            96.3             988.6
                                               ---------        ---------        --------        --------         ---------
        Operating income before federal
          income tax                               137.2             88.8            58.3            29.1             313.4
      Realized losses on investments                --               --              --             (13.7)            (13.7)
                                               ---------        ---------        --------        --------         ---------
      Consolidated income before
        federal income tax                     $   137.2        $    88.8        $   58.3        $   15.4         $   299.7
                                               =========        =========        ========        ========         =========

      Assets as of period end                  $54,603.7        $15,641.8        $5,790.1        $5,794.2         $81,829.8
                                               =========        =========        ========        ========         =========

      1998
      Operating revenue (1)                    $   242.3        $   575.5        $  261.4        $  122.6         $ 1,201.8
      Benefits and expenses                        137.3            487.4           219.8           101.8             946.3
                                               ---------        ---------        --------        --------         ---------
        Operating income before federal
          income tax                               105.0             88.1            41.6            20.8             255.5
      Realized gains on investments                 --               --              --              21.6              21.6
                                               ---------        ---------        --------        --------         ---------
      Consolidated income before
        federal income tax                     $   105.0        $    88.1        $   41.6        $   42.4         $   277.1
                                               =========        =========        ========        ========         =========

      Assets as of period end                  $43,113.0        $14,549.5        $4,706.0        $5,975.2         $68,343.7
                                               =========        =========        ========        ========         =========

      ----------
      (1) Excludes realized gains and losses on investments.


(5)       Contingencies
          -------------

          On October 29, 1998, the Company was named in a lawsuit filed in Ohio state court related to the sale of deferred annuity products for use as investments in tax-deferred contributory retirement plans (Mercedes Castillo v. Nationwide Financial Services, Inc., Nationwide Life Insurance Company and Nationwide Life and Annuity Insurance Company). On May 3, 1999, the complaint was amended to, among other things, add Marcus Shore as a second plaintiff. The amended complaint is brought as a class action on behalf of all persons who purchased individual deferred annuity contracts or participated in group annuity contracts sold by the Company and the other named Company affiliates which were used to fund certain tax-deferred retirement plans. The amended complaint seeks unspecified compensatory and punitive damages. On June 11, 1999, the Company and the other named defendants filed a motion to dismiss the amended complaint. The Company intends to defend this lawsuit vigorously.

(6)       Transactions with Affiliates
          ----------------------------

          During second quarter 1999, NLIC entered into a modified coinsurance arrangement to reinsure the 1999 operating results of Employers Life Insurance Company of Wausau (ELOW) retroactive to January 1, 1999. ELOW has the same parent company, Nationwide Corporation, as Nationwide Financial Services, Inc., NLIC's parent. This transaction added $1.0 million to net income for the second quarter of 1999.

          On August 11, 1999, NLIC's Board of Directors declared a dividend of $175 million to NFS. NFS anticipates using approximately $125 million of the proceeds to purchase ELOW and plans to immediately merge ELOW into NLIC. The purchase and merger are expected to be completed in third quarter 1999.

ITEM 2    MANAGEMENT'S NARRATIVE ANALYSIS OF THE RESULTS OF OPERATIONS

          INTRODUCTION

          The following analysis of unaudited consolidated results of operations of the Company should be read in conjunction with the unaudited consolidated financial statements and related notes included elsewhere herein.

          Management's discussion and analysis contains certain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 with respect to the results of operations and businesses of the Company. These forward-looking statements involve certain risks and uncertainties. Factors that may cause actual results to differ materially from those contemplated or projected, forecast, estimated or budgeted in such forward looking statements include, among others, the following possibilities: (i) the potential impact on the Company's reported net income that could result from the adoption of certain accounting standards issued by the FASB; (ii) tax law changes impacting the tax treatment of life insurance and investment products; (iii) heightened competition, including specifically the intensification of price competition, the entry of new competitors and the development of new products by new and existing competitors; (iv) adverse state and federal legislation and regulation, including limitations on premium levels, increases in minimum capital and reserves, and other financial viability requirements; (v) failure to expand distribution channels in order to obtain new customers or failure to retain existing customers; (vi) inability to carry out marketing and sales plans, including, among others, changes to certain products and acceptance of the revised products in the market; (vii) changes in interest rates and the capital markets causing a reduction of investment income or asset fees, reduction in the value of the Company's investment portfolio or a reduction in the demand for the Company's products; (viii) general economic and business conditions which are less favorable than expected; (ix) unanticipated changes in industry trends and ratings assigned by nationally recognized statistical rating organizations or A.M. Best Company, Inc.; and (x) inaccuracies in assumptions regarding future persistency, mortality, morbidity and interest rates used in calculating reserve amounts and
          (xi) failure of the Company or its significant business partners and vendors to identify and correct all non-Year 2000 compliant systems or to develop and execute adequate contingency plans.

          RESULTS OF OPERATIONS

          In addition to net income, the Company reports net operating income, which excludes realized investment gains and losses. Net operating income is commonly used in the insurance industry as a measure of on-going earnings performance.

          The following table reconciles the Company's reported net income to net operating income.

                                                                 THREE MONTHS ENDED       SIX MONTHS ENDED
                                                                       JUNE 30,               JUNE 30,
                                                                 ------------------      ------------------
             (in millions)                                         1999        1999       1998        1998
             --------------------------------------------------   ------      -----      ------      ------
             Net income                                           $100.1      $90.8      $199.3      $181.9
             Realized losses (gains) on investments, net of tax      5.4       (3.3)        8.9       (14.1)
                                                                  ------      -----      ------      ------
               Net operating income                               $105.5      $87.5      $208.2      $167.8
                                                                  ======      =====      ======      ======

          Revenues

          Total operating revenues, which exclude realized gains and losses on investments, for second quarter 1999 increased to $659.5 million compared to $610.8 million for the same period in 1998. For the first six months of 1999 and 1998, total operating revenues were $1.30 billion and $1.20 billion, respectively. Increases in policy charges and other income were the key drivers to revenue growth, while net investment income and life insurance premiums were relatively flat.

          Policy charges include asset fees, which are primarily earned from separate account assets generated from sales of variable annuities and variable life insurance products; cost of insurance charges earned on universal life insurance products; administration fees, which include fees charged per contract on a variety of the Company's products and premium loads on universal life insurance products; and surrender fees, which are charged as a percentage of premiums withdrawn during a specified period of annuity and certain life insurance contracts. Policy charges for the comparable periods of 1999 and 1998 were as follows:

                                          THREE MONTHS ENDED             SIX MONTHS ENDED
                                                JUNE 30,                      JUNE 30,
                                          -------------------           -------------------
             (in millions)                 1999         1998             1999         1998
             -------------------------    ------       ------           ------       ------
             Asset fees                   $152.2       $126.0           $292.6       $239.2
             Cost of insurance charges      28.4         21.7             54.3         41.0
             Administrative fees            22.0         17.1             47.8         34.0
             Surrender fees                 15.5         10.2             29.6         19.8
                                          ------       ------           ------       ------
               Total policy charges       $218.1       $175.0           $424.3       $334.0
                                          ======       ======           ======       ======

          The growth in asset fees reflects a 27% increase in total separate account assets which reached $58.15 billion as of June 30, 1999 compared to $45.97 billion a year ago. Continued strong sales of variable annuity and variable life insurance products as well as market appreciation have contributed significantly to the increase in separate account assets.

          Cost of insurance charges are assessed as a percentage of the net amount at risk on universal life insurance policies. The net amount at risk is equal to a policy's death benefit minus the related policyholder account value. The increase in cost of insurance charges is due primarily to growth in the net amount at risk related to individual variable universal life insurance reflecting expanded distribution and increased customer demand for variable life insurance products. The net amount at risk related to individual variable universal life insurance grew to $17.10 billion as of June 30, 1999 compared to $12.29 billion a year ago.

          The growth in administrative fees is attributable to a significant increase in premiums on individual variable life policies and certain corporate-owned life policies where the Company collects a premium load. The increase in surrender charges is primarily attributable to policyholder withdrawals in the Variable Annuities segment, and reflects the overall increase in variable annuity policy reserves.

          The Company does not consider realized gains and losses on investments to be recurring components of earnings. The Company makes decisions concerning the sale of invested assets based on a variety of market, business, tax and other factors. Net realized (losses) gains on investments were $(8.3) million and $5.0 million for second quarter 1999 and 1998, respectively. For the first six months of 1999, the Company reported realized losses on investments of $(13.7) million compared to $21.6 million of realized gains for the first six months of 1998. During the first half of 1999 the Company recognized a total of $19.9 million of realized losses on two fixed maturity security holdings.

          Other income includes fees earned by the Company's investment management subsidiary. The growth in other income reflects a $2.79 billion increase in this subsidiary's assets under management compared to a year ago.

          Benefits and Expenses

          Total benefits and expenses were $499.2 million in second quarter 1999, a 5% increase over second quarter 1998, while year to date 1999 benefits and expenses were $988.6 million compared to $946.3 million a year ago. The increase is due mainly to growth in amortization of deferred acquisition costs (DAC). Interest credited, other policyholder benefits and other operating expenses were relatively flat compared to the year ago second quarter.

          The growth in the Variable Annuities segment business and related revenues is the primary reason for the increase in amortization of DAC which totaled $66.8 million and $54.1 million in second quarter of 1999 and 1998, respectively. On a year to date basis, DAC amortization totaled $127.5 million in 1999 compared to $101.8 million in 1998.

          Federal income tax expense was $51.9 million and $47.5 million, representing effective tax rates of 34.1% and 34.3% for second quarter 1999 and 1998, respectively. For the first six months of 1999 and 1998 federal income tax expense was $100.4 million and $95.2 million, representing effective tax rates of 33.5% and 34.4%, respectively.

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

          The Company has completed an inventory and assessment of all computer systems and has implemented a plan to renovate or replace all applications that were identified as not Year 2000 compliant. The Company has renovated all applications that required renovation. Testing of the renovated programs included running each application in a Year 2000 environment and was completed as planned during 1998. For applications being replaced, the Company had all replacement systems in place and functioning as planned by year-end 1998. The shareholder services system that supports mutual fund products was fully deployed during the first quarter 1999. Conversion of existing traditional life policies to the new compliant system was completed by July 1999.

          The Company has completed an inventory and assessment of all vendor products and has tested and certified that each vendor product is Year 2000 compliant. Any vendor products that could not be certified as Year 2000 compliant were replaced or eliminated in 1998.

          The Company's facilities in Columbus, Ohio have been inventoried, assessed and tested as being Year 2000 compliant. Mission-critical systems supporting the Company's infrastructure such as telecommunications, voice and networks were renovated and brought into compliance as planned during the second quarter.

          The Company has also addressed issues associated with the exchange of electronic data with external organizations. The Company has completed an inventory and assessment of all business partners utilizing electronic interfaces with the Company and processes have been put in place to allow the Company to accept data regardless of the format. During third quarter 1999, contingency plans will be finalized for other interfaces with our critical business partners.

          In addition to resolving internal Year 2000 readiness issues, the Company is conducting a due diligence effort with significant external organizations, including mutual fund organizations, financial institutions and wholesale producers, to assess if they will be Year 2000 compliant. This involves communication and follow-up with critical business partners to determine if they will be in a position to continue doing business in the Year 2000 and beyond. The results are currently being gathered and analyzed and these efforts will continue until compliance is assured or until regulatory rulings indicate actions to be taken related to non-compliant firms. Contingency plans have been developed for mutual fund organizations, financial institutions and wholesale producers who may not become compliant prior to the end of 1999.

          As part of its risk management strategy, the Company has identified risk scenarios including the identification of external risk factors that could cause business interruptions from Year 2000 related events. These risk scenarios include increased customer service volume, increased producer service volume, utility failures, technology failures and disruptions in business operations, finance and cash flow. The Company is in the process of developing mitigation and contingency plans to address these risks that would, except for complete utility failure, permit uninterrupted service to customers and producers. Contingency and mitigation plan efforts are expected to be completed during the third quarter of 1999.

          Operating expenses in 1998 and 1997 include approximately $44.7 million and $45.4 million, respectively, for technology projects, including costs related to Year 2000. The Company anticipates spending approximately $5 million on Year 2000 activities in 1999 and expenditures for the first six months of 1999 totaled $4.2 million. Management does not anticipate that the completion of Year 2000 renovation and replacement activities will result in a reduction in operating expenses. Rather, personnel and resources currently allocated to Year 2000 issues will be assigned to other technology-related projects.

          Recently Issued Accounting Standards

          See note 2 to the unaudited consolidated financial statements for a discussion of recently issued accounting standards.

          Statutory Premiums and Deposits

          The Company sells its products through a broad distribution network. Unaffiliated entities that sell the Company's products to their own customer base include independent broker/dealers, national and regional brokerage firms, pension plan administrators and financial institutions. Representatives of the Company who market products directly to a customer base identified by the Company include Nationwide Retirement Solutions sales representatives and Nationwide Insurance agents.

          Statutory premiums and deposits by distribution channel are summarized as follows:

                                                          THREE MONTHS ENDED,              SIX MONTHS ENDED,
                                                                JUNE 30,                        JUNE 30,
                                                       ------------------------        ------------------------
            (in millions)                                1999            1998            1999            1998
            -----------------------------------        --------        --------        --------        --------
            Independent broker/dealers                 $1,430.3        $1,358.5        $2,733.3        $2,554.5
            National and regional
              brokerage firms                             245.1           144.8           458.4           304.4
            Financial institutions                        671.3           656.1         1,209.4         1,121.3
            Pension plan administrators                   335.7           277.9           673.2           557.3
            Nationwide Retirement Solutions
              sales representatives                       617.5           575.8         1,231.3         1,197.1
            Nationwide Insurance agents                   235.0           311.7           454.9           504.1
            Life specialists                               40.4           364.6           227.2           454.5
                                                       --------        --------        --------        --------
          Total external premiums and
            deposits                                    3,575.3         3,689.4         6,987.7         6,693.2
                                                       ========        ========        ========        ========
          Nationwide Insurance employee and
            agent benefit plans                           123.7            55.7           190.1           115.5
                                                       --------        --------        --------        --------
          Total statutory premiums and deposits        $3,699.0        $3,745.1        $7,177.8        $6,808.7
                                                       ========        ========        ========        ========

          The 1998 statutory premiums and deposits have been restated to conform to the 1999 presentation which better reflects multi-product sales across all distribution channels.

          Excluding Nationwide Insurance benefit plan sales, total Company sales declined slightly in the second quarter of 1999 compared to the second quarter of 1998, however, sales increased 5% from first quarter 1999. On a year to date basis, sales increased 4% in 1999 compared to 1998. Second quarter 1998 sales included $349.9 million in single premium bank-owned life insurance (BOLI). Excluding these premiums, sales in second quarter 1999 were up 7% compared to 1998 second quarter sales, and up 10% on a year to date basis.

          Total annuity sales were $3.37 billion for second quarter 1999, up 6% from a year ago. Through six months total annuity sales were $6.45 billion, up 8%. The growth was attributable to group annuities, with each channel reporting increased sales from a year ago.

          Life insurance sales, excluding BOLI, were $201.9 million for second quarter 1999, up 33% from a year ago. On a comparable basis, six month sales increased 54% to $452.4 million.

          The Company believes it is on track to achieve its 20 percent growth objective for 1999, with sales including external statutory premiums and deposits, except BOLI, during the second half of the year.

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

          External statutory premiums and deposits by product are summarized as follows.

                                                           THREE MONTHS ENDED,              SIX MONTHS ENDED
                                                                 JUNE 30,                        JUNE 30,
                                                        ------------------------        ------------------------
            (in millions)                                 1999            1998            1999            1998
            -------------------------------------       --------        --------        --------        --------
            The BEST of AMERICA(R) products:
              Individual variable annuities             $1,295.9        $1,378.6        $2,432.7        $2,498.6
              Group variable annuities                     887.5           672.1         1,789.3         1,374.2
              Variable universal life insurance             99.7            74.9           190.2           142.4
            Private label annuities                        360.8           339.7           665.2           574.9
            IRC Section 457 annuities                      521.6           499.4         1,052.5         1,048.1
            The NEA Valuebuilder annuities                  48.8            43.6            85.8            80.9
            Bank-owned life insurance                       --             349.9            86.7           425.1
            Corporate-owned life insurance                  40.4            14.7           140.5            29.4
            Traditional/Universal life insurance            61.8            62.1           121.8           121.4
            Other                                          258.8           254.4           423.0           398.2
                                                        --------        --------        --------        --------
                                                        $3,575.3        $3,689.4        $6,987.7        $6,693.2
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

          The following table summarizes operating income before federal income tax expense for the Company's business segments.

                                         THREE MONTHS ENDED           SIX MONTHS ENDED
                                              JUNE 30,                     JUNE 30,
                                        --------------------        --------------------
             (in millions)               1999          1999          1998          1998
             ----------------------     ------        ------        ------        ------
             Variable Annuities         $ 71.0        $ 55.7        $137.2        $105.0
             Fixed Annuities              46.0          43.1          88.8          88.1
             Life Insurance               29.2          21.5          58.3          41.6
             Corporate and Other          14.1          13.0          29.1          20.8
                                        ------        ------        ------        ------
                                        $160.3        $133.3        $313.4        $255.5
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

          The following table summarizes certain selected financial data for the Variable Annuities segment for the periods indicated.

                                                         THREE MONTHS ENDED                  SIX MONTHS ENDED
                                                               JUNE 30,                          JUNE 30,
                                                    ----------------------------       ----------------------------
         (in millions)                                 1999               1998            1999               1998
         -----------------------------------        ---------          ---------       ---------          ---------
         INCOME STATEMENT DATA
         Revenues                                   $   154.8          $   128.0       $   298.3          $   242.3
         Benefits and expenses                           83.8               72.3           161.1              137.3
                                                    ---------          ---------       ---------          ---------
         Operating income before federal
           income tax expense                       $    71.0          $    55.7       $   137.2          $   105.0
                                                    =========          =========       =========          =========

         OTHER DATA
         Statutory premiums and deposits (1)        $ 2,624.5          $ 2,726.5       $ 5,082.3          $ 5,015.5
         Policy reserves as of period end           $53,263.3          $41,962.1       $53,263.3          $41,962.1
         Pre-tax operating income to
           average policy reserves                       0.56%              0.55%           0.56%              0.54%

         ---------
         (1) Statutory data have been derived from the Quarterly Statements of the Company's life insurance subsidiaries, as filed with insurance regulatory authorities and prepared in accordance with statutory accounting practices.

          Variable annuity segment results reflect substantially increased asset fee revenue partially offset by increases in DAC amortization and other operating expenses. Asset fees increased to $146.5 million in the second quarter of 1999, up 20% from $122.2 million in the same period a year ago. For the first half of 1999, asset fees totaled $282.1 million up 22% from the first half of 1998. The increase in asset fees is due to continued growth in variable annuity policy reserve levels resulting from increased variable annuity sales and market appreciation on investments underlying reserves.

          Variable annuity policy reserves grew $4.42 billion during the second quarter of 1999 reaching $53.26 billion as of June 30, 1999 and have increased 27% compared to a year ago. During the first six months of 1999 reserves have grown $6.84 billion. Variable annuity sales were relatively flat compared to 1999 both on a quarterly and year to date basis; however, second quarter 1999 sales grew 7% compared to first quarter 1999, reaching $2.62 billion.

          Favorable equity market conditions during the first half of 1999 also contributed significantly to the growth in variable annuity policy reserves. Variable annuity policy reserves reflect market appreciation of $4.37 billion during the first six months of 1999. Over the past twelve months, variable annuity policy reserves have increased $6.62 billion as a result of market appreciation.

          Amortization of DAC increased 27% to $38.8 million in second quarter 1999 compared to $30.5 million in second quarter 1998. DAC amortization for the first half of 1999 increased to $74.2 million compared to $56.9 million for the first half of 1998. Operating expenses were $44.3 million in second quarter 1999, an increase of 8% over second quarter 1998, while year to date 1999 operating expenses were $85.8 million compared to $78.4 million in 1998. The growth in DAC amortization and operating expenses reflect the overall growth in the variable annuity business.

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

          The following table summarizes certain selected financial data for the Fixed Annuities segment for the periods indicated.

                                                         THREE MONTHS ENDED                     SIX MONTHS ENDED
                                                               JUNE 30,                              JUNE 30,
                                                    ----------------------------          ----------------------------
         (in millions)                                 1999               1999               1998               1998
         ---------------------------------------    ---------          ---------          ---------          ---------
         INCOME STATEMENT DATA
         Revenues:
           Net investment income                    $   278.1          $   276.6          $   553.4          $   553.8
           Other                                          8.2                9.6               20.5               21.7
                                                    ---------          ---------          ---------          ---------
                                                        286.3              286.2              573.9              575.5
                                                    ---------          ---------          ---------          ---------
         Benefits and expenses:
           Interest credited to policyholder
             account balances                           202.5              206.3              404.7              412.2
           Other benefits and expenses                   37.8               36.8               80.4               75.2
                                                    ---------          ---------          ---------          ---------
                                                        240.3              243.1              485.1              487.4
                                                    ---------          ---------          ---------          ---------
         Operating income before federal
           income tax expense                       $    46.0          $    43.1          $    88.8          $    88.1
                                                    =========          =========          =========          =========

         OTHER DATA
         Statutory premiums and deposits (1)        $   748.9          $   461.2          $ 1,366.3          $   959.3
         Policy reserves as of period end           $15,114.3          $14,256.1          $15,114.3          $14,256.1
         Pre-tax operating income to
           average policy reserves                       1.22%              1.21%              1.18%              1.24%

         ---------
         (1) Statutory data have been derived from the Quarterly Statements of the Company's life insurance subsidiaries, as filed with insurance regulatory authorities and prepared in accordance with statutory accounting practices.

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

                                              THREE MONTHS ENDED   SIX MONTHS ENDED
                                                    JUNE 30,            JUNE 30,
                                              ------------------   ----------------
                                                 1999      1998     1999      1998
                                                 ----      ----     ----      ----
            Net investment income                7.65%     7.99%    7.64%     8.00%
            Interest credited                    5.57      5.96     5.59      5.95
                                                 ----      ----     ----      ----
                                                 2.08%     2.03%    2.05%     2.05%
                                                 ====      ====     ====      ====

          The Company has experienced an increase in mortgage loan and bond prepayment fees in the first half of 1999 and such income accounted for approximately 11 basis points and 13 basis points of the interest spread in the second quarter and first six months of 1999, respectively. Comparatively, prepayment fees contributed 6 basis points and 7 basis points of the interest spread during the second quarter and first half of 1998, respectively. The Company anticipates that recent increases in interest rates will slow prepayment activity and expects interest spreads to remain at 190 to 195 basis points, excluding the impact of mortgage loan and bond prepayment income, and closer to 200 basis points assuming a normal level of prepayment activity.

          Fixed annuity policy reserves increased to $15.11 billion as of June 30, 1999 compared to $14.90 billion as of the end of 1998 and $14.26 billion a year ago.

          Second quarter fixed annuity sales increased to $748.9 million in 1999 compared to $461.2 million in 1998 while sales for the first six months of 1999 increased to $1.37 billion from $959.3 million in 1998. Most of the Company's fixed annuity sales are premiums allocated to the fixed option of variable annuity contracts. Second quarter 1999 fixed annuity sales include $658.2 million in premiums allocated to the fixed option under a variable annuity contract, compared to $356.4 million in second quarter 1998.

          Much of the recent growth in fixed annuity reserves and fixed option sales is attributable to a sales promotion initiated in first quarter 1999 that offers customers a first year bonus interest rate and transfers the account balance systematically to variable options over a twelve month period. At June 30, 1999 nearly $550 million of fixed reserves relate to this program.

          Other benefits and expenses remained relatively flat in second quarter 1999 compared to a year ago.

          As a means to expand spread-based product offerings, on July 13, 1999, the Company launched a $2 billion European Medium Term Note program. Notes issued under the program will be secured by funding agreements issued by NLIC. The first series of notes issued under the program are 500 million Swiss Franc-denominated (USD $317 million), five-year notes, and are expected to close August 16, 1999.

          Life Insurance

          The Life Insurance segment consists of insurance products, including variable universal life insurance and corporate-owned life insurance products, that provide a death benefit and may also allow the customer to build cash value on a tax-deferred basis.

          The following table summarizes certain selected financial data for the Life Insurance segment for the periods indicated.

                                                       THREE MONTHS ENDED               SIX MONTHS ENDED
                                                            JUNE 30,                         JUNE 30,
                                                    ------------------------        ------------------------
         (in millions)                                1999            1998            1999            1998
         ------------------------------------       --------        --------        --------        --------
         INCOME STATEMENT DATA
         Revenues                                   $  153.3        $  134.2        $  304.4        $  261.4
         Benefits and expenses                         124.1           112.7           246.1           219.8
                                                    --------        --------        --------        --------
         Operating income before federal
           income tax expense                       $   29.2        $   21.5        $   58.3        $   41.6
                                                    ========        ========        ========        ========

         OTHER DATA
         Statutory premiums (1):
           Traditional and universal life
             insurance                              $   61.8        $   62.1        $  121.8        $  121.4
           Variable universal life insurance        $   99.7        $   74.9        $  190.2        $  142.4
           Corporate-owned life insurance           $   40.4        $  364.6        $  227.1        $  454.5
         Policy reserves as of period end:
           Traditional and universal life
             insurance                              $2,476.8        $2,404.5        $2,476.8        $2,404.5
           Variable universal life insurance        $1,517.8        $1,096.4        $1,517.8        $1,096.4
           Corporate-owned life insurance           $1,156.9        $  687.4        $1,156.9        $  687.4

         ----------
         (1) Statutory data have been derived from the Quarterly Statements of the Company's life insurance subsidiaries, as filed with insurance regulatory authorities and prepared in accordance with statutory accounting practices.

          Life Insurance segment results reflect increased revenues driven by growth in investment life insurance in force and policy reserves, partially offset by higher policy benefit costs.

          The increase in Life Insurance segment earnings is attributable to strong growth in investment life insurance products, which include individual variable universal life insurance and corporate-owned life insurance, where the Company has aggressively expanded its distribution capabilities. Revenues from investment life products increased to $51.9 million in second quarter 1999 from $34.6 million in second quarter 1998. On a year to date basis, investment life product revenues increased to $103.7 million in 1999 from $61.8 million in 1998.

          Sales of individual investment life insurance increased 33% during second quarter 1999 reaching $99.7 million compared to $74.9 million in 1998. Excluding the $349.9 million in 1998 single premium BOLI sales, corporate investment life insurance sales more than doubled reaching $40.4 million in second quarter 1999 compared to $14.7 million in second quarter 1998. Total investment life insurance in force reached $21.48 billion at June 30, 1999 representing 43% of all life insurance in force compared to $14.84 billion and 35% a year ago.

          Interest credited to policyholders increased $6.1 million in second quarter 1999 reaching $33.6 million compared to $27.5 million in the year ago second quarter. For the first six months of 1999, interest credited to policyholders increased $11.9 million over 1998. Increased corporate-owned life insurance business accounted for most of the increases. Corporate investment fixed life insurance reserves increased 41% to $931.5 million as of June 30, 1999 compared to $662.0 million a year ago.

          Other policy benefits increased $8.2 million and $12.8 million in the three months and six months, respectively, ended June 30, 1999 over comparable periods in 1998, reflecting growth in insurance inforce and favorable mortality experience in the first half of 1998.

          Corporate and Other

          The following table summarizes certain selected financial data for the Corporate and Other segment for the periods indicated.

                                                THREE MONTHS ENDED    SIX MONTHS ENDED
                                                      JUNE 30,            JUNE 30,
                                                ------------------   -----------------
         (in millions)                            1999       1998     1999       1998
         ---------------------------------       -----      -----    ------     ------
         INCOME STATEMENT DATA
         Revenues                                $65.1      $62.4    $125.4     $122.6
         Benefits and expenses                    51.0       49.4      96.3      101.8
                                                 -----      -----    ------     ------
         Operating income before federal
           income tax expense (1)                 14.1       13.0      29.1       20.8
                                                 =====      =====    ======     ======

          ----------
          (1) Excludes realized gains and losses on investments.

          Revenues in the Corporate and Other segment consist of net investment income on invested assets not allocated to the three product segments, investment management fees and other revenues earned from Nationwide mutual funds and net investment income and policy charges from group annuity contracts issued to Nationwide Insurance employee and agent benefit plans.

          In addition to the operating revenues previously presented, the Company also reports realized gains and losses on investments in the Corporate and Other segment. The Company realized net investment (losses) gains of $(8.3) million and $5.0 million during the second quarter of 1999 and 1998, respectively.

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

          In November 1997, two plaintiffs, one who was the owner of a variable life insurance contract and the other who was the owner of a variable annuity contract, commenced a lawsuit in a federal court in Texas against Nationwide Life and the American Century group of defendants (Robert Young and David D. Distad v. Nationwide Life Insurance Company et al.). In this lawsuit, plaintiffs sought to represent a class of variable life insurance contract owners and variable annuity contract owners whom they claim were allegedly misled when purchasing these variable contracts into believing that the performance of their underlying mutual fund option managed by American Century, whose shares may only be purchased by insurance companies, would track the performance of a mutual fund, also managed by American Century, whose shares are publicly traded. The amended complaint seeks unspecified compensatory and punitive damages. On April 27, 1998, the district court denied, in part, and granted, in part, motions to dismiss the complaint filed by NLIC and American Century. The remaining claims against NLIC allege securities fraud, common law fraud, civil conspiracy, and breach of contract. The District Court, on December 2, 1998, issued an order denying plaintiffs' motion for class certification and the appeals court declined to review the order denying class certification upon interlocutory appeal. On June 11, 1999, the District Court denied the plaintiffs' motion to amend their complaint and reconsider class certification. NLIC intends to defend this lawsuit (now limited to the claims of the two named plaintiffs) vigorously.

          On October 29, 1998, the Company was named in a lawsuit filed in Ohio state court related to the sale of deferred annuity products for use as investments in tax-deferred contributory retirement plans (Mercedes Castillo v. Nationwide Financial Services, Inc., Nationwide Life Insurance Company and Nationwide Life and Annuity Insurance Company). On May 3, 1999, the complaint was amended to, among other things, add Marcus Shore as a second plaintiff. The amended complaint is brought as a class action on behalf of all persons who purchased individual deferred annuity contracts or participated in group annuity contracts sold by the Company and the other named Company affiliates which were used to fund certain tax-deferred retirement plans. The amended complaint seeks unspecified compensatory and punitive damages. On June 11, 1999, the Company and the other named defendants filed a motion to dismiss the amended complaint. The Company intends to defend this lawsuit vigorously.

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

          None.

ITEM 6    EXHIBITS AND REPORTS ON FORM 8-K

          (a)      Exhibits:

                   27   Financial Data Schedule (electronic filing only)

          (b)      Reports on Form 8-K:

                   No reports on Form 8-K were filed during the three month period ended June 30, 1999.

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


                                          NATIONWIDE LIFE INSURANCE COMPANY
                                          ---------------------------------
                                                      (Registrant)

Date: August 16, 1999                  /s/ Mark R. Thresher
                                       -----------------------------------------
                                       Mark R. Thresher, Senior Vice President -
                                             Finance - Nationwide Financial
                                               (Chief Accounting Officer)