Form 10-Q
period 1999-09-30
NATIONWIDE LIFE INSURANCE CO
filed 1999-11-15
CIK 205695

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549
                      ------------------------------------


                                    FORM 10-Q


                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1999    COMMISSION FILE NO. 2-28596


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

                                       YES  X   NO
                                          ----    ------

All voting stock was held by affiliates of the Registrant on November 1, 1999.

      COMMON STOCK (par value $1 per share) - 3,814,779 shares issued and outstanding as of November 1, 1999 (Title of Class)


              THE REGISTRANT MEETS THE CONDITIONS SET FORTH IN GENERAL
                  INSTRUCTION H(1)(a) AND (b) OF FORM 10-Q AND IS THEREFORE FILING THIS FORM WITH THE REDUCED DISCLOSURE FORMAT.

               NATIONWIDE LIFE INSURANCE COMPANY AND SUBSIDIARIES

                                    FORM 10-Q


                                      INDEX




PART I       FINANCIAL INFORMATION
             Item 1      Unaudited Consolidated Financial Statements                                   3

             Item 2      Management's Narrative Analysis of the Results of Operations                 11

             Item 3      Quantitative and Qualitative Disclosures About Market Risk                   21

PART II      OTHER INFORMATION

             Item 1      Legal Proceedings                                                            22

             Item 2      Changes in Securities                                                        23

             Item 3      Defaults Upon Senior Securities                                              23

             Item 4      Submission of Matters to a Vote of Security Holders                          23

             Item 5      Other Information                                                            23

             Item 6      Exhibits and Reports on Form 8-K                                             23

SIGNATURE                                                                                             24

                         PART I - FINANCIAL INFORMATION

ITEM 1         UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

               NATIONWIDE LIFE INSURANCE COMPANY AND SUBSIDIARIES
       (a wholly owned subsidiary of Nationwide Financial Services, Inc.)
                        Consolidated Statements of Income
                                   (Unaudited)
                                  (in millions)


                                                       THREE MONTHS ENDED   NINE MONTHS ENDED
                                                          SEPTEMBER 30,        SEPTEMBER 30,
                                                       -----------------   --------------------
                                                         1999     1998       1999        1998
                                                       -------- --------   --------    --------
REVENUES
  Policy charges                                       $  231.7 $  180.6   $  656.0    $  514.6
  Life insurance premiums                                  51.5     48.4      153.9       153.6
  Net investment income                                   379.2    374.8    1,114.6     1,106.3
  Realized gains (losses) on investments                    6.2      5.6       (7.5)       27.2
  Other                                                    26.6     17.6       66.5        48.7
                                                       -------- --------   --------    --------
                                                          695.2    627.0    1,983.5     1,850.4
                                                       -------- --------   --------    --------

BENEFITS AND EXPENSES
  Interest credited to policyholder account balances      272.4    269.0      803.6       795.6
  Other benefits and claims                                51.7     47.5      146.5       134.4
  Policyholder dividends on participating policies          8.7      8.6       30.5        30.9
  Amortization of deferred policy acquisition costs        68.6     57.5      196.1       159.3
  Other operating expenses                                120.2    106.1      333.5       314.8
                                                       -------- --------   --------    --------
                                                          521.6    488.7    1,510.2     1,435.0
                                                       -------- --------   --------    --------

  Income before federal income tax expense                173.6    138.3      473.3       415.4
Federal income tax expense                                 58.4     46.5      158.8       141.7
                                                       -------- --------   --------    --------
  Net income                                           $  115.2 $   91.8   $  314.5    $  273.7
                                                       ======== ========   ========    ========



See accompanying notes to unaudited consolidated financial statements.

               NATIONWIDE LIFE INSURANCE COMPANY AND SUBSIDIARIES
                    (a wholly owned subsidiary of Nationwide
                            Financial Services, Inc.)
                           Consolidated Balance Sheets
                     (in millions, except per share amounts)

                                                                            (UNAUDITED)
                                                                            SEPTEMBER 30, DECEMBER 31,
ASSETS                                                                           1999       1998
                                                                              ---------   ---------
Investments:
   Securities available-for-sale, at fair value:
      Fixed maturity securities (cost $14,941.6 in 1999; $13,721.3 in 1998)   $15,022.2   $14,245.1
      Equity securities (cost $81.7 in 1999; $110.4 in 1998)                      102.7       127.2
   Mortgage loans on real estate, net                                           5,613.9     5,328.4
   Real estate, net                                                               250.4       243.6
   Policy loans                                                                   505.4       464.3
   Other long-term investments                                                     77.6        44.0
   Short-term investments                                                         409.0       289.1
                                                                              ---------   ---------
                                                                               21,981.2    20,741.7
                                                                              ---------   ---------

Cash                                                                               21.3         3.4
Accrued investment income                                                         248.3       218.7
Deferred policy acquisition costs                                               2,416.6     2,022.2
Other assets                                                                      385.7       420.3
Assets held in separate accounts                                               57,249.6    50,935.8
                                                                              ---------   ---------
                                                                              $82,302.7   $74,342.1
                                                                              =========   =========

LIABILITIES AND SHAREHOLDER'S EQUITY
Future policy benefits and claims                                             $21,455.6   $19,767.1
Other liabilities                                                                 796.3       866.1
Liabilities related to separate accounts                                       57,249.6    50,935.8
                                                                              ---------   ---------
                                                                               79,501.5    71,569.0
                                                                              ---------   ---------

Shareholder's equity:
  Capital shares, $1 par value.  Authorized 5.0
    million shares, issued and
    outstanding 3.8 million shares                                                  3.8         3.8
  Additional paid-in capital                                                      766.1       914.7
  Retained earnings                                                             1,970.4     1,579.0
  Accumulated other comprehensive income                                           60.9       275.6
                                                                              ---------   ---------
                                                                                2,801.2     2,773.1
                                                                              ---------   ---------
                                                                              $82,302.7   $74,342.1
                                                                              =========   =========



See accompanying notes to unaudited consolidated financial statements.

               NATIONWIDE LIFE INSURANCE COMPANY AND SUBSIDIARIES
       (a wholly owned subsidiary of Nationwide Financial Services, Inc.)
                 Consolidated Statements of Shareholder's Equity
                                   (Unaudited)
                  Nine Months Ended September 30, 1999 and 1998
                                  (in millions)

                                                                                             ACCUMULATED
                                                             ADDITIONAL                         OTHER             TOTAL
                                                  COMMON      PAID-IN        RETAINED       COMPREHENSIVE     SHAREHOLDER'S
                                                  STOCK       CAPITAL        EARNINGS           INCOME            EQUITY
                                                ----------- ------------- --------------- ------------------------------------
BALANCE, JANUARY 1, 1998                            $ 3.8      $ 914.7       $ 1,312.3          $ 247.1          $ 2,477.9
Comprehensive income:
  Net income                                          -            -             273.7              -                273.7
  Net unrealized gains on securities
      available-for-sale arising during the           -            -               -              126.0              126.0
period
                                                                                                                 ----------
Total comprehensive income                                                                                           399.7
                                                                                                                 ----------
Dividends to shareholder                              -            -            (100.0)             -               (100.0)
                                                    -----      -------       ---------          -------          ---------
BALANCE, SEPTEMBER 30, 1998                         $ 3.8      $ 914.7       $ 1,486.0          $ 373.1          $ 2,777.6
                                                    =====      =======       =========          =======          =========




BALANCE, JANUARY 1, 1999                            $ 3.8      $ 914.7       $ 1,579.0          $ 275.6          $ 2,773.1
Comprehensive income:
  Net income                                          -            -             314.5              -                314.5
  Net unrealized losses on securities
      available-for-sale arising during the           -            -               -             (238.2)            (238.2)
period
                                                                                                                 ----------
Total comprehensive income                                                                                            76.3
                                                                                                                 ----------
Capital contribution                                  -           26.4            87.9             23.5              137.8
Dividends to shareholder                              -         (175.0)          (11.0)             -               (186.0)
                                                    -----      -------       ---------          -------          ---------
BALANCE, SEPTEMBER 30, 1999                         $ 3.8      $ 766.1       $ 1,970.4          $  60.9          $ 2,801.2
                                                    =====      =======       =========          =======          =========




See accompanying notes to unaudited consolidated financial statements.

               NATIONWIDE LIFE INSURANCE COMPANY AND SUBSIDIARIES
       (a wholly owned subsidiary of Nationwide Financial Services, Inc.)
                      Consolidated Statements of Cash Flows
                                   (Unaudited)
                  Nine Months Ended September 30, 1999 and 1998
                                  (in millions)


                                                                                      1999        1998
                                                                                    --------    --------
CASH FLOWS FROM OPERATING ACTIVITIES
Net income                                                                          $  314.5    $  273.7
Adjustments to reconcile net income to net cash provided by operating activities:
  Interest credited to policyholder account balances                                   803.6       795.6
  Capitalization of deferred policy acquisition costs                                 (481.6)     (437.5)
  Amortization of deferred policy acquisition costs                                    196.1       159.3
  Amortization and depreciation                                                          3.3        (6.0)
  Realized losses (gains) on investments, net                                            7.5       (27.2)
  Increase in accrued investment income                                                (17.6)      (17.6)
  Decrease in other assets                                                              38.6        35.8
  Decrease in policy liabilities                                                       (17.1)      (10.4)
  Increase (decrease) in other liabilities                                              39.1      (170.5)
  Other, net                                                                            (0.6)       (8.3)
                                                                                    --------    --------
    Net cash provided by operating activities                                          885.8       586.9
                                                                                    --------    --------

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from maturity of securities available-for-sale                              1,681.9     1,097.7
Proceeds from sale of securities available-for-sale                                    336.1       550.6
Proceeds from repayments of mortgage loans on real estate                              350.0       546.7
Proceeds from sale of real estate                                                        5.7        74.6
Proceeds from repayments of policy loans and sale of other invested assets              23.7        21.1
Cost of securities available-for-sale acquired                                      (2,479.9)   (2,181.6)
Cost of mortgage loans on real estate acquired                                        (452.2)     (556.4)
Cost of real estate acquired                                                           (11.1)       (0.5)
Short-term investments, net                                                            (20.5)       93.8
Other, net                                                                             (84.3)      (51.9)
                                                                                    --------    --------
    Net cash used in investing activities                                             (650.6)     (405.9)
                                                                                    --------    --------

CASH FLOWS FROM FINANCING ACTIVITIES
Cash dividends paid                                                                   (188.5)     (100.0)
Increase in investment product and universal life insurance product
  account balances                                                                   2,690.9     1,808.5
Decrease in investment product and universal life insurance product
  account balances                                                                  (2,719.7)   (2,061.6)
                                                                                    --------    --------
    Net cash used in financing activities                                             (217.3)     (353.1)
                                                                                    --------    --------

Net increase (decrease) in cash                                                         17.9      (172.1)

Cash, beginning of period                                                                3.4       175.6
                                                                                    --------    --------
Cash, end of period                                                                 $   21.3    $    3.5
                                                                                    ========    ========



See accompanying notes to unaudited consolidated financial statements.

               NATIONWIDE LIFE INSURANCE COMPANY AND SUBSIDIARIES
       (a wholly owned subsidiary of Nationwide Financial Services, Inc.)
              Notes to Unaudited Consolidated Financial Statements
                      Nine Months Ended September 30, 1999


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

(2)      RECENTLY ISSUED ACCOUNTING STANDARDS

         In March 1998, The American Institute of Certified Public Accountant's Accounting Standards Executive Committee issued Statement of Position
         (SOP) 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use." The SOP, which has been adopted prospectively as of January 1, 1999, requires the capitalization of certain costs incurred in connection with developing or obtaining internal use software. Prior to the adoption of SOP 98-1, the Company expensed internal use software related costs as incurred. The effect of adopting the SOP was to increase net income for the quarter ended September 30, 1999 by $2.8 million and by $6.1 million for the first nine months of 1999.

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

(3)             COMPREHENSIVE INCOME

         Comprehensive Income includes net income as well as certain items that are reported directly within a separate component of shareholder's equity that bypass net income. Currently, the Company's only component of Other Comprehensive Income (Loss) is unrealized gains (losses) on securities available-for-sale. The related before and after federal income tax amounts are as follows:

                                                                     THREE MONTHS ENDED              NINE MONTHS ENDED
           (in millions)                                               SEPTEMBER 30,                   SEPTEMBER 30,
         ----------------------------------------------------- ------------------------------- -------------------------------
                                                                    1999            1998            1999            1998
                                                               --------------- --------------- --------------- ---------------
           Unrealized (losses) gains on securities
              available-for-sale arising during the period:
                Gross                                              $ (91.6)        $ 266.5        $ (487.9)        $ 273.6
                Adjustment to deferred policy acquisition costs       15.3           (73.7)          108.7           (72.8)
                Related federal income tax benefit (expense)          29.9           (67.4)          132.5           (70.2)
                                                               --------------- --------------- --------------- ---------------
                     Net                                             (46.4)          125.4          (246.7)          130.6
                                                               --------------- --------------- --------------- ---------------

           Reclassification adjustment for net (gains) losses
              on securities  available-for-sale realized
              during the period:
                Gross                                                 (2.0)           (3.5)           13.0            (7.0)
                Related federal income tax expense (benefit)           0.8             1.2            (4.5)            2.4
                                                               --------------- --------------- --------------- ---------------
                     Net                                              (1.2)           (2.3)            8.5            (4.6)
                                                               --------------- --------------- --------------- ---------------

           Total Other Comprehensive (Loss) Income                 $ (47.6)        $ 123.1        $ (238.2)        $ 126.0
                                                               =============== =============== =============== ===============

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

         The following table summarizes the financial results of the Company's business segments for the three months ended September 30, 1999 and 1998.

                                                 VARIABLE         FIXED            LIFE         CORPORATE
         (in millions)                          ANNUITIES       ANNUITIES       INSURANCE       AND OTHER        TOTAL
         ------------------------------------ --------------- --------------- --------------- ----------------- ------------

         1999
         Operating revenue (1)                     $ 159.4         $ 292.1         $ 162.5          $ 75.0        $ 689.0
         Benefits and expenses                        86.3           248.1           130.7            56.5          521.6
                                              --------------- --------------- --------------- ----------------- ------------
           Operating income before federal
             income tax                               73.1            44.0            31.8            18.5          167.4
         Realized gains on investments                 -               -               -               6.2            6.2
                                              --------------- --------------- --------------- ----------------- ------------
         Consolidated income before
           federal income tax                     $   73.1        $   44.0        $   31.8          $ 24.7        $ 173.6
                                              =============== =============== =============== ================= ============

         1998
         Operating revenue (1)                     $ 128.6         $ 289.5         $ 140.8          $ 62.5        $ 621.4
         Benefits and expenses                        73.5           245.7           117.9            51.6          488.7
                                              --------------- --------------- --------------- ----------------- ------------
           Operating income before federal
             income tax                               55.1            43.8            22.9            10.9          132.7
         Realized gains on investments                 -               -               -               5.6            5.6
                                              --------------- --------------- --------------- ----------------- ------------
         Consolidated income before
           federal income tax                     $   55.1        $   43.8        $   22.9          $ 16.5        $ 138.3
                                              =============== =============== =============== ==============================


         ----------
(1)      Excludes realized gains and losses on investments.

               NATIONWIDE LIFE INSURANCE COMPANY AND SUBSIDIARIES
       (a wholly owned subsidiary of Nationwide Financial Services, Inc.)
        Notes to Unaudited Consolidated Financial Statements, Continued



         The following table summarizes the financial results of the Company's business segments for the nine months ended September 30, 1999 and 1998.

                                                 VARIABLE         FIXED            LIFE         CORPORATE
         (in millions)                          ANNUITIES       ANNUITIES       INSURANCE       AND OTHER        TOTAL
         ------------------------------------ --------------- --------------- --------------- --------------  --------------
         1999
         Operating revenue (1)                $      457.7    $      866.0     $     466.9     $     200.4    $   1,991.0
         Benefits and expenses                       247.4           733.2           376.8           152.8        1,510.2
                                              --------------- --------------- --------------- --------------  --------------
           Operating income before federal
             income tax                              210.3           132.8            90.1            47.6          480.8
         Realized losses on investments                -               -               -              (7.5)          (7.5)
                                              --------------- --------------- --------------- --------------  --------------
         Consolidated income before
           federal income tax                 $      210.3    $      132.8     $      90.1     $      40.1   $      473.3
                                              =============== =============== =============== =============  ===============

         Assets as of period end              $   53,475.8    $   16,682.4     $   6,018.2     $   6,126.3   $   82,302.7
                                              =============== =============== =============== =============  ===============

         1998
         Operating revenue (1)                $      370.9    $      865.0     $     402.2     $     185.1   $    1,823.2
         Benefits and expenses                       210.8           733.1           337.7           153.4        1,435.0
                                              --------------- --------------- --------------- -------------  ---------------
           Operating income before federal
             income tax                              160.1           131.9            64.5            31.7          388.2
         Realized gains on investments                 -               -               -              27.2           27.2
                                              --------------- --------------- --------------- -------------  ---------------
         Consolidated income before
           federal income tax                 $      160.1    $      131.9     $      64.5     $      58.9   $      415.4
                                              =============== =============== =============== =============  ===============

         Assets as of period end              $   40,020.7    $   14,675.0     $   4,857.7     $   5,921.8   $   65,475.2
                                              =============== =============== =============== =============  ===============


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

(6)      TRANSACTIONS WITH AFFILIATES

         During second quarter 1999, NLIC entered into a modified coinsurance arrangement to reinsure the 1999 operating results of an affiliated company, Employers Life Insurance Company of Wausau (ELOW) retroactive to January 1, 1999. In August 1999, NLIC paid a dividend of $175.0 million to its parent company, Nationwide Financial Services, Inc.
         (NFS). NFS used $120.8 million of the dividend to purchase ELOW in September 1999 and immediately merged ELOW into NLIC terminating the modified coinsurance arrangement. Because ELOW was an affiliate, the Company accounted for the merger similar to a pooling-of-interests; however, prior period financial statements were not restated due to immateriality. The net assets of ELOW on the purchase date of $137.8 million are reflected as a capital contribution to shareholder's equity. The reinsurance and merger combined contributed $1.46 million to year to date net income.

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

              The following table reconciles the Company's reported net income to net operating income.


                                                                           THREE MONTHS ENDED         NINE MONTHS ENDED
                                                                              SEPTEMBER 30,             SEPTEMBER 30,
                                                                         -----------------------  -------------------------
                  (in millions)                                             1999        1998        1999           1998
                  ----------------------------------------------------   ----------- -----------  ----------    ---------
                  Net income                                                $ 115.2      $ 91.8     $ 314.5      $ 273.7
                  Realized (gains) losses on investments, net of tax           (4.0)       (3.6)        4.9        (17.7)
                                                                         ----------- -----------  ----------    ---------
                    Net operating income                                    $ 111.2      $ 88.2     $ 319.4      $ 256.0
                                                                         =========== ===========  ==========    =========

              Revenues

              Total operating revenues, which exclude realized gains and losses on investments, for third quarter 1999 increased to $689.0 million compared to $621.4 million for the same period in 1998. For the first nine months of 1999 and 1998, total operating revenues were $1.99 billion and $1.82 billion, respectively. Increases in policy charges and other income were the key drivers to revenue growth.

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

                                                                    THREE MONTHS ENDED          NINE MONTHS ENDED
                                                                      SEPTEMBER 30,               SEPTEMBER 30,
                                                                --------------------------- ---------------------------
                  (in millions)                                     1999          1998          1999          1998
                  --------------------------------------------- ------------- ------------- ------------- -------------
                  Asset fees                                       $ 159.1       $ 126.2       $ 451.7       $ 365.4
                  Cost of insurance charges                           30.5          23.4          84.8          64.4
                  Administrative fees                                 28.0          20.0          75.8          54.0
                  Surrender fees                                      14.1          11.0          43.7          30.8
                                                                ------------- ------------- ------------- --------------
                    Total policy charges                           $ 231.7       $ 180.6       $ 656.0       $ 514.6
                                                                ============= ============= ============= =============

              The growth in asset fees reflects a 34% increase in total separate account assets which reached $57.25 billion as of September 30, 1999 compared to $42.68 billion a year ago. Continued strong net cash flows from variable annuity and variable life insurance products as well as market appreciation have contributed significantly to the increase in separate account assets.

              Cost of insurance charges are assessed as a percentage of the net amount at risk on universal life insurance policies. The net amount at risk is equal to a policy's death benefit minus the related policyholder account value. The increase in cost of insurance charges is due primarily to growth in the net amount at risk related to individual variable universal life insurance reflecting expanded distribution and increased customer demand for variable life insurance products. The net amount at risk related to individual variable universal life insurance grew to $18.38 billion as of September 30, 1999 compared to $13.71 billion a year ago.

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

              The Company does not consider realized gains and losses on investments to be recurring components of earnings. The Company makes decisions concerning the sale of invested assets based on a variety of market, business, tax and other factors. Net realized gains on investments were $6.2 million and $5.6 million for third quarter 1999 and 1998, respectively. For the first nine months of 1999, the Company reported realized losses on investments of $7.5 million compared to $27.2 million of realized gains for the first nine months of 1998.

              Other income includes fees earned by the Company's investment management subsidiary. The growth in other income reflects a $2.29 billion increase in this subsidiary's assets under management compared to a year ago.

              Benefits and Expenses

              Total benefits and expenses were $521.6 million in third quarter 1999, a 7% increase over third quarter 1998, while year to date 1999 benefits and expenses were $1.51 billion compared to $1.44 billion a year ago. The increase is due mainly to growth in amortization of deferred acquisition costs (DAC) and other operating expenses. Interest credited and other policyholder benefits were up slightly compared to the year ago third quarter and nine month periods.

              The significant growth in the Variable Annuities segment business is the primary reason for the increase in amortization of DAC which totaled $68.6 million and $57.5 million in third quarter 1999 and 1998, respectively. On a year to date basis, amortization of DAC totaled $196.1 million in 1999 compared to $159.3 million in 1998.

              Operating expenses increased 13% to $120.2 million in third quarter 1999 compared to $106.1 million in third quarter 1998. For the first nine months of 1999, operating expenses were $333.5 million, up 6% from $314.8 million for the first nine months of 1998. The increases in operating expenses reflect the substantial growth in the number of annuity and life insurance contracts in force, particularly related to variable annuities and variable universal life insurance, that the Company has experienced in the last year and the related increase in administrative processing costs.

              Federal income tax expense was $58.4 million and $46.5 million, representing effective tax rates of 33.6% for both third quarter 1999 and 1998. For the first nine months of 1999 and 1998 federal tax expense was $158.8 million and $141.7 million, representing effective tax rates of 33.6% and 34.1%, respectively.

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

              The Company has also addressed issues associated with the exchange of electronic data with external organizations. The Company has completed an inventory and assessment of all business partners utilizing electronic interfaces with the Company and processes have been put in place to allow the Company to accept data regardless of the format. Contingency plans were completed in the third quarter that will allow the Company to continue to send or receive data in the event of failures related to other exchanges of data.

              In addition to resolving internal Year 2000 readiness issues, the Company is conducting a due diligence effort with significant external organizations, including mutual fund organizations, financial institutions and wholesale producers, to assess if they will be Year 2000 compliant. This involves communication and follow-up with critical business partners to determine if they will be in a position to continue doing business in the Year 2000 and beyond. To-date, 87% of our critical business partners have reported that they are compliant. Our communication efforts with the remaining business partners will continue until compliance is assured or until regulatory rulings indicate actions to be taken related to non-compliant firms. Contingency plans have been developed for mutual fund organizations, financial institutions and wholesale producers who may not become compliant prior to the end of 1999.

              As part of its risk management strategy, the Company has identified risk scenarios including the identification of external risk factors that could cause business interruptions from Year 2000 related events. These risk scenarios include increased customer service volume, increased producer service volume, utility failures, technology failures and disruptions in business operations, finance and cash flow. The Company has completed its mitigation and contingency plans to address these risks that would, except for complete utility failure, permit uninterrupted service to customers and producers.

              During 1998 and the first nine months of 1999 communications regarding the Company's Year 2000 readiness has been sent to all customers and producers, on several different occasions in the form of brochures and literature included with statements and billings. This process will continue for the remainder of 1999.

              Operating expenses in 1998 and 1997 include approximately $44.7 million and $45.4 million, respectively, for technology projects, including costs related to Year 2000. Expenditures for Year 2000 projects for the first nine months of 1999 totaled $5.3 million. Management does not anticipate that the completion of Year 2000 renovation and replacement activities will result in a reduction in operating expenses. Rather, personnel and resources currently allocated to Year 2000 issues will be assigned to other technology-related projects.

              Recently Issued Accounting Standards

              See note 2 to the unaudited consolidated financial statements for a discussion of recently issued accounting standards.

              Targeted Statutory Premiums and Deposits

              Targeted statutory premiums and deposits represent amounts that are recurring and are the sales figures management uses to set and evaluate the Company's sales goals. Targeted sales exclude funding agreements sold to secure notes issued under the Company's $2 billion medium term note program, bank-owned life insurance (BOLI) as well as deposits into Nationwide Insurance employee and agent benefit plans. Although the excluded amounts contribute to asset and earnings growth they do not produce steady production flow that lends itself to meaningful comparisons.

              The Company sells its products through a broad distribution network. Unaffiliated entities that sell the Company's products to their own customer base include independent broker/dealers, national and regional wirehouses, pension plan administrators and financial institutions. Representatives of the Company who market products directly to a customer base identified by the Company include Nationwide Retirement Solutions sales representatives and Nationwide Insurance agents.

              The following table summarizes targeted statutory premiums and deposits by distribution channel.

                                                                THREE MONTHS ENDED,          NINE MONTHS ENDED,
                                                                   SEPTEMBER 30,               SEPTEMBER 30,
                                                             --------------------------- ---------------------------
               (in millions)                                     1999          1998          1999          1998
               --------------------------------------------- ------------- ------------- ------------- -------------
                 Independent broker/dealers                  $  1,402.0    $  1,285.1    $   4,135.3   $  3,839.6
                 National and regional wirehouses                 220.4         165.9          678.8        470.3
                 Financial institutions                           650.6         471.1        1,860.0      1,592.4
                 Pension plan administrators                      261.2         232.3          934.4        789.6
                 Nationwide Retirement Solutions
                  sales representatives                           639.9         616.2        1,871.2      1,813.3
                 Nationwide Insurance agents                      217.6         233.7          672.5        737.8
                 Life specialists                                 145.7          30.2          286.2         59.5
                                                             ------------- ------------- ------------- -------------
                                                             $  3,537.4    $  3,034.5     $ 10,438.4   $  9,302.5
                                                             ============= ============= ============= =============

              The 1998 statutory premiums and deposits have been restated to conform to the 1999 presentation which better reflects multi-product sales across all distribution channels.

              The competitive environment for individual annuity sales through the independent broker/dealer channel has become very challenging; however, total sales through this channel (including retirement plans and life insurance) were up 9% in the quarterly comparisons reflecting the strength of the Company's multiple product strategy.

              Sales of individual annuities through financial institutions grew 32% during third quarter 1999 compared to third quarter 1998 driven mainly by proprietary individual annuity products sales. The Company's recent initiative to expand sales through national and regional wirehouses has also contributed to sales growth in 1999 as sales of individual annuities through this channel rose 55% to $122.3 million in the recent third quarter compared to the same period last year.

              Life insurance sales, excluding BOLI, were $311.0 million for third quarter 1999, up 77% from a year ago. On a comparable basis, nine month sales increased 63% to $763.4 million.

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

              Targeted statutory premiums and deposits by product are summarized as follows.


                                                                THREE MONTHS ENDED,          NINE MONTHS ENDED
                                                                   SEPTEMBER 30,               SEPTEMBER 30,
                                                            --------------------------------------------------------
                  (in millions)                                 1999          1998          1999          1998
                  ----------------------------------------- ------------- ------------------------------------------

                  The BEST of AMERICA(R) products:
                    Individual variable annuities             $ 1,176.4     $ 1,141.5   $   3,609.1     $ 3,640.1
                    Group variable annuities                      891.7         709.1       2,681.0       2,083.3
                    Variable universal life insurance             107.8          89.7         297.9         232.1
                  Private label annuities                         321.8         260.4         987.0         835.3
                  IRC Section 457 annuities                       550.9         551.8       1,603.4       1,599.9
                  The NEA Valuebuilder annuities                   39.3          36.7         125.1         117.6
                  Corporate-owned life insurance                  145.7          30.2         286.2          59.6
                  Traditional/Universal life insurance             57.5          55.4         179.3         176.8
                  Other                                           246.3         159.7         669.4         557.8
                                                            ------------- ------------- -------------  -------------
                                                              $ 3,537.4     $ 3,034.5    $ 10,438.4     $ 9,302.5
                                                            ============= ============  =============  =============

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

                                                           THREE MONTHS ENDED           NINE MONTHS ENDED
                                                             SEPTEMBER 30,                SEPTEMBER 30,
                                                       --------------------------- ----------------------------
                  (in millions)                            1999          1998          1999          1998
                  ------------------------------------ ------------- ------------- ----------------------------
                  Variable Annuities                     $   73.1      $   55.1       $ 210.3       $ 160.1
                  Fixed Annuities                            44.0          43.8         132.8         131.9
                  Life Insurance                             31.8          22.9          90.1          64.5
                  Corporate and Other                        18.5          10.9          47.6          31.7
                                                       ------------- ------------- -------------  -------------
                                                          $ 167.4       $ 132.7       $ 480.8       $ 388.2
                                                       ============= ============= =============  =============

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

                                                                        THREE MONTHS ENDED           NINE MONTHS ENDED
                                                                          SEPTEMBER 30,                SEPTEMBER 30,
                                                                    --------------------------- ----------------------------
              (in millions)                                             1999          1998          1999          1998
              ----------------------------------------------------- ------------- ------------- ------------- --------------
              INCOME STATEMENT DATA
              Revenues                                              $     159.4   $     128.6   $     457.7   $     370.9
              Benefits and expenses                                        86.3          73.5         247.4         210.8
                                                                    ------------- ------------- ------------- --------------
              Operating income before federal income tax expense    $      73.1   $      55.1   $     210.3   $     160.1
                                                                    ============= ============= ============= ==============

              OTHER DATA
              Statutory premiums and deposits (1)                   $   2,470.2   $   2,477.5   $   7,552.5   $   7,493.0
              Policy reserves as of period end                      $  52,099.0   $  38,814.1   $  52,099.0   $  38,814.1
              Pre-tax operating income to average policy reserves          0.56%         0.55%         0.56%         0.55%


              ----------
              (1) Statutory data have been derived from the Quarterly Statements of the Company's life insurance subsidiaries, as filed with insurance regulatory authorities and prepared in accordance with statutory accounting practices.

              Pre-tax operating earnings reached a record $73.1 million in third quarter 1999, up 33% compared to the year ago third quarter. Year to date pre-tax earnings were up 31%. Improved Variable Annuity segment results are primarily due to growth in asset fees partially offset by increased DAC amortization.

              Asset fees increased to $154.6 million in third quarter 1999, up 26% from $122.4 million in the same period a year ago. For the first nine months of 1999, asset fees totaled $436.7 million up 23% from the first nine months of 1998. The increase in asset fees reflects a 34% increase in policy reserve levels compared to a year ago resulting from strong net cash flows as well as market appreciation on investments underlying reserves.

              Third quarter sales of $2.47 billion offset by withdrawals and surrenders totaling $1.45 billion generated net cash flows of $1.02 billion representing the tenth time in the last eleven quarters that net cash flows have exceeded $1.0 billion. Year to date net cash flows reached $3.20 billion. Although 1999 net cash flows are down from the $1.45 billion and $4.33 billion achieved in the third quarter and first nine months of 1998, the Company has shown the ability to consistently generate substantial positive cash flows and increase its base of asset fee generating reserves in a very competitive environment.

              Poor equity market performance in the recent third quarter reduced reserves by $2.52 billion; however, over the past twelve months equity market conditions have been very favorable, contributing $8.61 billion to the increase in reserves through market appreciation.

              Amortization of DAC increased 23% to $40.9 million in third quarter 1999 compared to $33.2 million in third quarter 1998. DAC amortization for the first nine months of 1999 increased to $115.1 million compared to $90.1 million for the first nine months of 1998. The growth in DAC amortization is consistent with the overall growth in the variable annuity business.

              Changes in the Company's products and mix of business have slightly decreased policy charges as a percentage of reserves from 1.35% in third quarter 1998 to 1.29% in third quarter 1999. However, efficiencies achieved through improved operating scale have enabled the Company to maintain steady operating margins of 56 basis points of average policy reserves.

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

                                                                        THREE MONTHS ENDED           NINE MONTHS ENDED
                                                                          SEPTEMBER 30,                SEPTEMBER 30,
                                                                    --------------------------- ----------------------------
              (in millions)                                             1999          1998          1999          1998
              ----------------------------------------------------- ------------- ------------- ------------- --------------
              INCOME STATEMENT DATA
              Revenues:
                Net investment income                               $     281.5   $     280.9   $     834.9   $     834.7
                Other                                                      10.6           8.6          31.1          30.3
                                                                    ------------- ------------- ------------- --------------
                                                                          292.1         289.5         866.0         865.0
                                                                    ------------- ------------- ------------- --------------
              Benefits and expenses:
                Interest credited to policyholder account balances        208.9         207.0         613.6         619.2
                Other benefits and expenses                                39.2          38.7         119.6         113.9
                                                                    ------------- ------------- ------------- --------------
                                                                          248.1         245.7         733.2         733.1
                                                                    ------------- ------------- ------------- --------------
              Operating income before federal income tax expense    $      44.0   $      43.8   $     132.8   $     131.9
                                                                    ============= ============= ============= ==============

              OTHER DATA
              Statutory premiums and deposits (1)                    $  1,073.1   $     381.7    $  2,439.4    $  1,341.0
              Policy reserves as of period end                       $ 16,149.8   $  14,380.0    $ 16,149.8    $ 14,380.0
              Pre-tax operating income to average policy reserves          1.13%         1.22%         1.16%         1.23%


              ----------
             (1) Statutory data have been derived from the Quarterly Statements of the Company's life insurance subsidiaries, as filed with insurance regulatory authorities and prepared in accordance with statutory accounting practices.

              Year to date Fixed Annuity segment results reflect an increase in interest spread income attributable to growth in fixed annuity policy reserves. For the recent quarter interest spread income was down slightly compared to 1998 as lower spreads offset reserve growth. Interest spread is the difference between net investment income and interest credited to policyholder account balances. Interest spreads vary and are influenced by various factors including crediting rates offered by competitors, performance of the investment portfolio, changes in market interest rates and other factors. The following table depicts the interest spreads on general account policy reserves in the Fixed Annuities segment.

                                                                   THREE MONTHS ENDED          NINE MONTHS ENDED
                                                                     SEPTEMBER 30,               SEPTEMBER 30,
                                                               --------------------------- ---------------------------
                                                                   1999          1998          1999          1998
                                                               ------------- ------------- ------------- -------------

                 Net investment income                               7.48%         8.09%         7.57%         8.03%
                 Interest credited                                   5.55          5.96          5.57          5.96
                                                               ------------- ------------- ------------  -------------
                                                                     1.93%         2.13%         2.00%         2.07%
                                                               ============= ============= ============= =============

              During the first half of 1999 the Company experienced an increase in mortgage loan and bond prepayment fees and such income accounted for approximately 10 basis points of the interest spread in the first nine months of 1999. Prepayment activity was slowed by the recent rise in interest rates and accounted for only 3 basis points of the interest spread in third quarter 1999. Comparatively, prepayment fees contributed 10 basis points and 16 basis points of the interest spread during the first nine months and third quarter of 1998, respectively. The Company anticipates that recent increases in interest rates will continue to slow prepayment activity and expects interest spreads to remain at 190 to 195 basis points, excluding the impact of mortgage loan and bond prepayment income.

              Policy reserves increased to $16.15 billion as of September 30, 1999 compared to $14.38 billion a year ago and are up over $1.0 billion just since last quarter. The increases reflect increased sales levels as well as the acquisition of ELOW described in note 6 to the unaudited consolidated financial statements. Current quarter policy reserves include $570 million of group pension and structured settlement reserves from the ELOW transaction.

              Third quarter fixed annuity sales increased to $1.07 billion in 1999 compared to $381.7 million in 1998. Sales for the first nine months of 1999 of $2.44 billion were also higher compared to $1.34 billion in 1998. Third quarter 1999 sales include the initial $316.9 million funding agreement securing notes issued in conjunction with the Company's medium term note program. This program was launched in July 1999 as a means to expand spread-based product offerings.

              Primarily driven by the Company's dollar cost averaging (DCA) program that offers customers a first year bonus interest rate and transfers the account balance systematically to variable options over a twelve month period, most of the Company's fixed annuity sales are premiums allocated to the fixed option of variable annuity contracts. Third quarter 1999 fixed annuity sales include $658.3 million in premiums allocated to the fixed option under a variable annuity contract, compared to $287.8 million in third quarter 1998. As of September 30, 1999, reserves include $672 million under the DCA program.

              Other benefits and expenses were relatively flat in third quarter 1999 compared to a year ago.

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

                                                                        THREE MONTHS ENDED           NINE MONTHS ENDED
                                                                          SEPTEMBER 30,                SEPTEMBER 30,
                                                                    --------------------------- ----------------------------
              (in millions)                                             1999          1998          1999          1998
              ----------------------------------------------------- ------------- ------------- ------------- --------------
              INCOME STATEMENT DATA
              Revenues                                              $     162.5   $     140.8   $     466.9   $     402.2
              Benefits and expenses                                       130.7         117.9         376.8         337.7
                                                                    ------------- ------------- ------------- --------------
              Operating income before federal income tax expense    $      31.8   $      22.9   $      90.1   $      64.5
                                                                    ============= ============= ============= ==============

              OTHER DATA
              Statutory premiums (1):
                Traditional and universal life insurance            $       57.5  $       55.4  $     179.3   $     176.9
                Variable universal life insurance                   $      107.8  $       89.7  $     298.0   $     232.1
                Corporate-owned life insurance                      $      145.7  $      135.3  $     372.8   $     589.9
              Policy reserves as of period end:
                Traditional and universal life insurance            $    2,525.5  $    2,423.2  $   2,525.5   $   2,423.2
                Variable universal life insurance                   $    1,532.9  $    1,058.8  $   1,532.9   $   1,058.8
                Corporate-owned life insurance                      $    1,288.1  $      829.9  $   1,288.1   $     829.9


              ----------
              (1) Statutory data have been derived from the Quarterly Statements of the Company's life insurance subsidiaries, as filed with insurance regulatory authorities and prepared in accordance with statutory accounting practices.

              Third quarter 1999 Life Insurance segment earnings increased 39% to $31.8 million, up from $22.9 million a year ago. Year to date earnings increased $25.6 million reaching $90.1 million. Continued strong sales and reserve growth from both individual and corporate owned investment life insurance products contributed to the sharp earnings increases.

              Driven primarily by increased policy charges, revenues from investment life products increased to $61.9 million in third quarter 1999 from $41.6 million in third quarter 1998. On a year to date basis, investment life product revenues increased to $165.6 million in 1999 from $103.4 million in 1998. The revenue growth reflects significantly increased policy reserve levels as individual investment life reserves increased 45% to $1.53 billion compared to $1.06 billion a year ago. Corporate owned investment life reserves, which include both BOLI and corporate-owned (COLI) products, surged 55% to $1.29 billion, up from $829.9 million at the end of third quarter 1998.

              Pre-tax earnings from investment life products reached $14.3 million during third quarter 1999, up 55% compared to $9.2 million in the comparable period a year ago. The strong revenue growth discussed previously more than offset a 48% increase in operating expenses and slightly elevated mortality experience, which continues to remain within pricing assumptions. Through nine months investment life pre-tax earnings totaled $42.0 million in 1999 compared to $23.7 million in 1998.

              Traditional and universal life pre-tax earnings jumped 28% to $17.5 million in third quarter 1999 compared to $13.7 million in third quarter 1998 and reached $48.1 million for the first nine months of 1999 up from $40.8 million a year ago. These increases reflect reduced expenses related to the installation of a new policy administration system.

              Total life insurance premiums and deposits for the third quarter 1999, including sales of traditional life insurance products which increased modestly from $55.4 million to $57.5 million, were $311.0 million compared to $280.4 million during third quarter 1998. Year to date life insurance sales are down at $850.1 million in 1999 compared to $998.9 million; however, excluding BOLI, 1999 year to date sales are up 63%. Sales in 1999 include record levels of production for individual variable life insurance and COLI.

              Corporate and Other

              The following table summarizes certain selected financial data for the Corporate and Other segment for the periods indicated.

                                                                            THREE MONTHS ENDED          NINE MONTHS ENDED
                                                                              SEPTEMBER 30,               SEPTEMBER 30,
                                                                        --------------------------- ---------------------------
              (in millions)                                                 1999          1998          1999          1998
              --------------------------------------------------------- ------------- ------------- ------------- -------------
              INCOME STATEMENT DATA
              Revenues                                                  $     75.0    $     62.5    $    200.4    $    185.1
              Benefits and expenses                                           56.5          51.6         152.8         153.4
                                                                        -----------   -----------   -----------   -----------
              Operating income before federal income tax expense (1)    $     18.5    $     10.9    $     47.6    $     31.7
                                                                        ===========   ===========   ===========   ===========

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

              In addition to the operating revenues previously presented, the Company also reports realized gains and losses on investments in the Corporate and Other segment. The Company realized net investment gains of $6.2 million and $5.6 million during the third quarter of 1999 and 1998, respectively.

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

              None.

ITEM 6        EXHIBITS AND REPORTS ON FORM 8-K

              (a)     Exhibits:

                      27   Financial Data Schedule (electronic filing only)

              (b)     Reports on Form 8-K:

                      No reports on Form 8-K were filed during the three month period ended September 30, 1999.

                                    SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                    NATIONWIDE LIFE INSURANCE COMPANY
                                             (Registrant)



Date: November 15, 1999             /s/Mark R. Thresher
                                    ------------------------------------
                                    Mark R. Thresher, Senior Vice President -
                                      Finance - Nationwide Financial
                                      (Chief  Accounting  Officer)