Form 10-K
period 1999-12-31
NATIONWIDE LIFE INSURANCE CO
filed 2000-03-29
CIK 205695

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549
                      ------------------------------------

                                    FORM 10-K

                  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 1999          COMMISSION FILE NO. 2-28596

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

  All voting stock was held by affiliates of the Registrant on March 20, 2000.


COMMON STOCK (par value $1 per share) - 3,814,779 shares issued and outstanding
(Title of Class)                        as of March 20, 2000

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

              Prior to January 27, 1997, NLIC was wholly owned by Nationwide Corporation (Nationwide Corp.). On that date, Nationwide Corp. contributed the outstanding shares of NLIC's common stock to Nationwide Financial Services, Inc. (NFS), a holding company formed by Nationwide Corp. in November 1996 for NLIC and other companies within the Nationwide group of companies that offer or distribute long-term savings and retirement products. On March 11, 1997, NFS completed an initial public offering of its Class A common stock.

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

              Wholly owned subsidiaries of NLIC as of December 31, 1998 include Nationwide Life and Annuity Insurance Company (NLAIC), Nationwide Advisory Services, Inc. (NAS) and Nationwide Investment Services Corporation (NISC). NLIC and its subsidiaries are collectively referred to as "the Company."

              The Company is a member of the Nationwide group of companies (Nationwide), which consists of Nationwide Mutual Insurance Company (NMIC) and all of its subsidiaries and affiliates.

              NLAIC offers universal life insurance, variable universal life insurance, corporate-owned life insurance and individual annuity contracts on a non-participating basis. NAS is a registered broker-dealer providing investment management and administration services. NISC is a registered broker-dealer doing business solely in the deferred compensation market.

              The Company is a leading provider of long-term savings and retirement products in the United States. The Company develops and sells a diverse range of products including individual annuities, private and public pension plans, and life insurance. By developing and offering a wide variety of products, the Company believes that it has positioned itself to compete effectively in various stock market and interest rate environments. The Company markets its products through a broad spectrum of distribution channels, including independent broker/dealers, national and regional brokerage firms, pension plan administrators, life insurance specialists, financial institutions, Nationwide Retirement Solutions sales representatives and Nationwide agents.

              The Company is one of the leaders in the development and sale of variable annuities. As of December 31, 1999, the Company was the fifth largest writer of individual variable annuity contracts in the United States (U.S.) based on assets, according to The Variable Annuity Research & Data Service.

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

              BUSINESS SEGMENTS

              The Company has three product segments: Variable Annuities, Fixed Annuities and Life Insurance. In addition, the Company reports corporate revenues and expenses, investments and related investment income supporting capital not specifically allocated to its product segments, revenues and expenses of its investment advisor subsidiary and revenues and expenses related to group annuity contracts sold to Nationwide employee benefits plans in a Corporate and Other segment.

              The Variable Annuities segment, which accounted for $290.3 million (or 47%) of the Company's operating income before federal income tax expense for 1999, consists of annuity contracts that provide the customer with access to a wide range of investment options, tax-deferred accumulation of savings, asset protection in the event of an untimely death, and flexible payout options including a lump sum, systematic withdrawal or a stream of payments for life.

              The Fixed Annuities segment, which accounted for $177.2 million (or 29%) of the Company's operating income before federal income tax expense for 1999, consists of annuity contracts that generate a return for the customer at a specified interest rate, fixed for a prescribed period, tax-deferred accumulation of savings and flexible payout options including a lump sum, systematic withdrawal or a stream of payments for life. Such contracts consist of single premium deferred annuities, flexible premium deferred annuities and single premium immediate annuities. The Fixed Annuities segment also includes the fixed option under the Company's variable annuity contracts, which accounted for 72% of the Company's fixed annuity sales in 1999 and 71% of the Company's fixed annuity policy reserves as of December 31, 1999. During 1999, the average crediting rates on contracts (including the fixed option under the Company's variable annuity contracts) in the Fixed Annuities segment was 5.59%. Approximately 87% of the Company's crediting rates on its fixed annuity contracts are guaranteed for a period not exceeding 15 months.

              The Life Insurance segment, which accounted for $120.8 million (or 20%) of the Company's operating income before federal income tax expense for 1999, is composed of a wide range of variable universal life insurance, whole life insurance, universal life insurance, term life insurance and corporate-owned life insurance products that provide a death benefit and may also allow the customer to build cash value on a tax-deferred basis.

              The Corporate and Other segment accounted for $29.8 million (or 4%) of the Company's operating income (which excludes realized gains and losses on investments) before federal income tax expense for 1999.

              Additional information related to the Company's business segments is included in note 14 to the consolidated financial statements and Financial Statement Schedule III.

              RATINGS

              Ratings with respect to claims-paying ability and financial strength have become an increasingly important factor in establishing the competitive position of insurance companies. Ratings are important to maintaining public confidence in the Company and its ability to market its annuity and life insurance products. Rating organizations continually review the financial performance and condition of insurers, including the Company. Any lowering of the Company's ratings could have a material adverse effect on the Company's ability to market its products and could increase the surrender of the Company's annuity products. Both of these consequences could, depending upon the extent thereof, have a material adverse effect on the Company's liquidity and, under certain circumstances, net income. NLIC is rated "A+" (Superior) by A.M. Best Company, Inc. and its claims-paying ability/financial strength is rated "Aa2" (Excellent) by Moody's Investor Services, Inc., "AA+" (Excellent) by Standard & Poor's Corporation and "AA+" (Excellent) by Duff & Phelps Credit Rating Co.

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

              On November 12, 1999, the Gramm-Leach-Bliley Act (the Act), was signed into law. The Act modernizes the regulatory framework for financial services in the United States and allows bank, securities firms and insurance companies to affiliate more directly than they have been permitted to do in the past. At this time it is not possible to predict the effect the Act will have on the financial services industry and the Company.

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

              EMPLOYEES

              As of December 31, 1999, the Company had approximately 3,900 employees. None of the employees of the Company are covered by a collective bargaining agreement and the Company believes that its employee relations are satisfactory.


ITEM 2        PROPERTIES

              The Company's principal executive offices are located in Columbus, Ohio. The Company leases its home office complex, consisting of approximately 523,000 square feet, from NMIC and its subsidiaries at One Nationwide Plaza, Two Nationwide Plaza and Three Nationwide Plaza, Columbus, Ohio. The Company believes that its present facilities are adequate for the anticipated needs of the Company.

ITEM 3        LEGAL PROCEEDINGS

              The Company is a party to litigation and arbitration proceedings in the ordinary course of its business, none of which is expected to have a material adverse effect on the Company.

              In recent years, life insurance companies have been named as defendants in lawsuits, including class action lawsuits relating to life insurance and annuity pricing and sales practices. A number of these lawsuits have resulted in substantial jury awards or settlements.

              In November 1997, two plaintiffs, one who was the owner of a variable life insurance contract and the other who was the owner of a variable annuity contract, commenced a lawsuit in a federal court in Texas against Nationwide Life and the American Century group of defendants (Robert Young and David D. Distad v. Nationwide Life Insurance Company et al.). In this lawsuit, plaintiffs sought to represent a class of variable life insurance contract owners and variable annuity contract owners whom they claim were allegedly misled when purchasing these variable contracts into believing that the performance of their underlying mutual fund option managed by American Century, whose shares may only be purchased by insurance companies, would track the performance of a mutual fund, also managed by American Century, whose shares are publicly traded. The amended complaint seeks unspecified compensatory and punitive damages. On April 27, 1998, the District Court denied, in part, and granted, in part, motions to dismiss the complaint filed by NLIC and American Century. The remaining claims against NLIC allege securities fraud, common law fraud, civil conspiracy, and breach of contract. The District Court, on December 2, 1998, issued an order denying plaintiffs' motion for class certification and the appeals court declined to review the order denying class certification upon interlocutory appeal. On June 11, 1999, the District Court denied the plaintiffs' motion to amend their complaint and reconsider class certification. In January 2000 NLIC and American Century settled this lawsuit now limited to the claims of the two named plaintiffs. On February 9, 2000 the court dismissed this lawsuit with prejudice.

              On October 29, 1998, the Company was named in a lawsuit filed in Ohio state court related to the sale of deferred annuity products for use as investments in tax-deferred contributory retirement plans (Mercedes Castillo v. Nationwide Financial Services, Inc., Nationwide Life Insurance Company and Nationwide Life and Annuity Insurance Company). On May 3, 1999, the complaint was amended to, among other things, add Marcus Shore as a second plaintiff. The amended complaint is brought as a class action on behalf of all persons who purchased individual deferred annuity contracts or participated in group annuity contracts sold by the Company and the other named Company affiliates which were used to fund certain tax-deferred retirement plans. The amended complaint seeks unspecified compensatory and punitive damages. No class has been certified. On June 11, 1999, the Company and the other named defendants filed a motion to dismiss the amended complaint. On March 8, 2000, the court denied the motion to dismiss the amended complaint filed by the Company and other named defendants. The Company intends to defend this lawsuit vigorously.

              There can be no assurance that any litigation relating to pricing or sales practices will not have a material adverse effect on the Company in the future.

ITEM 4        SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

              Omitted due to reduced disclosure format.

                                     PART II

ITEM 5        MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED SHAREHOLDER
              MATTERS

              There is no established public trading market for the NLIC's shares of common stock. All of the 3,814,779 shares of NLIC's common stock issued and outstanding are owned by NFS.

              NLIC declared $236.0 million in dividends to NFS during 1999. NLIC paid cash dividends of $100.0 million to NFS during 1998 and no cash dividends were paid during 1997.

              On January 1, 1997, NLIC paid a dividend valued at $485.7 million to Nationwide Corp. consisting of the outstanding shares of common stock of ELOW, NCC and WCLIC. Also, on February 24, 1997, NLIC paid a dividend to NFS, and NFS paid an equivalent dividend to Nationwide Corp., consisting of securities having an aggregate fair value of $850.0 million. The dividend payments were approved by the Department of Insurance of the State of Ohio.

              NLIC currently does not have a formal dividend policy.

              Reference is made to note 10 of the consolidated financial statements for information regarding dividend restrictions.

ITEM 6        SELECTED CONSOLIDATED FINANCIAL DATA

              Omitted due to reduced disclosure format.

ITEM 7        MANAGEMENT'S NARRATIVE ANALYSIS OF THE RESULTS OF OPERATIONS

              INTRODUCTION

              Management's narrative analysis of the results of operations of NLIC and subsidiaries for the three years ended December 31, 1999 follows. This discussion should be read in conjunction with the consolidated financial statements and related notes included elsewhere in this report.

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

              The following table reconciles the Company's reported net income to net operating income for each of the last three years.

                    (in millions)                                                  1999            1998             1997
                                                                                  ------          ------           ------
                    Net income                                                    $405.1          $366.7           $279.7
                    Realized losses (gains) on investments, net of tax               7.6           (18.5)            (7.9)
                                                                                  ------          ------           ------
                      Net operating income                                        $412.7          $348.2           $271.8
                                                                                  ======          ======           ======

              Revenues

              Total revenues for 1999, excluding realized gains and losses on investments, increased to $2.70 billion compared to $2.45 billion for 1998 and $2.21 billion for 1997. The growth in revenues over the past two years has primarily been driven by increases in policy charges and net investment income.

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

                    (in millions)                         1999            1998            1997
                                                         ------          ------          ------
                    Asset fees                         $  616.5        $  494.7        $  384.8
                    Cost of insurance charges             117.0            88.8            68.5
                    Administrative fees                   102.4            73.8            59.5
                    Surrender fees                         59.6            41.6            32.4
                                                       --------        --------        --------
                      Total policy charges             $  895.5        $  698.9        $  545.2
                                                       ========        ========        ========

              The growth in asset fees reflects increases in total separate account assets of $16.20 billion, or 32%, in 1999 and $13.2 billion, or 35%, in 1998. Record variable annuity sales and strong equity market performance in each of the last three years have resulted in separate account balances increasing 149% from $26.93 billion at the beginning of 1997 to $67.14 billion at the end of 1999.

              Cost of insurance charges are assessed as a percentage of the net amount at risk on universal life insurance policies. The net amount at risk is equal to a policy's death benefit minus the related policyholder account value. The increase in cost of insurance charges is due primarily to growth in the net amount at risk related to individual variable universal life insurance reflecting expanded distribution and increased customer demand for variable life products. The net amount at risk related to individual variable universal life insurance grew to $19.76 billion at the end of 1999 compared to $14.95 billion and $10.44 billion at the end of 1998 and 1997, respectively.

              The growth in administrative fees is attributable to a significant increase in premiums on individual variable life policies and certain corporate-owned life policies where the company collects a premium load. Nearly all of the increase in surrender charges over the past two years is attributable to policyholder withdrawals in the Variable Annuities segment, and is driven by an overall increase in variable annuity policy reserves and a heightened competitive environment in the individual annuity marketplace.

              Net investment income includes the gross investment income earned on investments supporting fixed annuities and certain life insurance products as well as the yield on the Company's general account invested assets which are not allocated to product segments. Net investment income grew from $1.41 billion and $1.48 billion in 1997 and 1998, respectively, to $1.52 billion in 1999 primarily due to increased invested assets to support growth in fixed annuity and life insurance policy reserves. Fixed annuity policy reserves, which include the fixed option of the Company's variable annuity products, increased $704.7 million in 1998 and $1.69 billion in 1999 and were $16.59 billion as of year end 1999. The growth in life insurance reserves was led by corporate-owned life insurance products, where fixed reserves increased $596.7 million in 1998 and $180.0 million in 1999. The increase in net investment income due to growth in invested assets was partially offset by declining investment yields in 1999 and 1998 due to lower market interest rates.

              The Company does not consider realized gains and losses on investments to be recurring components of earnings. The Company makes decisions concerning the sale of invested assets based on a variety of market, business, tax and other factors.

              Benefits and Expenses

              Interest credited to policyholder account balances totaled $1.10 billion in 1999 compared to $1.07 billion in 1998 and $1.02 billion in 1997 and principally relates to fixed annuity and investment life insurance products. The growth in interest credited reflects the increase in policy reserves previously discussed partially offset by reduced average crediting rates. The average crediting rate on fixed annuity policy reserves was 5.59% in 1999 compared to 5.95% and 6.12% in 1998 and 1997, respectively.

              Amortization of deferred policy acquisition costs (DAC) increased $58.1 million in 1999 and $47.3 million in 1998 principally due to the Variable Annuities segment, which accounted for $38.9 million and $36.1 million of the increases as a result of growth in the number of policies and related policy reserves in each of the last two years.

              Operating expenses were $463.4 million in 1999, a 10% increase from 1998 operating expenses of $419.7 million. Operating expenses were $384.9 million in 1997. The increase reflects the growth in the number of annuity and life insurance contracts in force, particularly related to variable annuities and variable universal life insurance, and the related increase in administrative processing costs.

              Federal income tax expense was $201.4 million representing an effective tax rate of 33.2% for 1999. Federal income tax expense in 1998 and 1997 was $190.4 million and $150.2 million, respectively, representing effective rates of 34.2% and 34.9%.

              Year 2000

              The Company developed and implemented a plan to address issues related to the Year 2000. The problem relates to many existing computer systems using only two digits to identify a year in a date field. These systems were designed and developed without considering the impact of the change in the century. If not corrected, many computer systems could fail or create erroneous results when processing information dated after December 31, 1999. Like many organizations, the Company was required to renovate or replace many computer systems so that the systems would function properly after December 31, 1999.

              The Company completed an inventory and assessment of all computer systems. The Company renovated or replaced all applications that were not compliant. Testing of all systems included running each application in a Year 2000 environment was completed as planned during 1998. For applications being replaced, the Company had all replacement systems in place and functioning as planned by year-end 1998.

              The Company completed an inventory and assessment of all vendor products and tested and certified each as Year 2000 compliant. Any vendor products that could not be certified as Year 2000 compliant were replaced or eliminated in 1998.

              The Company's facilities in Columbus, Ohio were inventoried, assessed and tested as being Year 2000 compliant. Mission critical systems supporting the Company's infrastructure such as telecommunications, voice and networks were renovated and brought into compliance as planned during the second quarter of 1999.

              The Company also addressed issues associated with the exchange of electronic data with external organizations. The Company completed an inventory and assessment of all business partners utilizing electronic interfaces with the Company and processes were put in place to allow the Company to accept data regardless of the format. Contingency plans were completed that allow the Company to continue to send or receive data in the event of failures related to electronic transmissions.

              In addition to resolving internal Year 2000 readiness issues, the Company conducted a due diligence effort with external organizations, including mutual fund organizations, financial institutions and wholesale producers. This involved communication and follow-up with critical business partners to determine if they will be in a position to continue doing business in the Year 2000 and beyond. All of our critical business partners have reported that they are compliant.

              As part of its risk management strategy, the Company identified risk scenarios including the identification of external risk factors that could cause business interruptions from Year 2000 related events. These risk scenarios included increased customer service volume, increased producer service volume, utility failures, technology failures and disruptions in business operations, finance and cash flow. The Company completed its mitigation and contingency plans to address these risks that would, except for complete utility failure, permit uninterrupted service to customers and producers.

              Operating expenses in 1998 and 1997 include approximately $44.7 million and $45.4 million, respectively, for technology projects, including costs related to Year 2000. Year 2000 activities totaled $6.4 million during 1999. The cost associated with the completion of Year 2000 renovation and replacement efforts will not result in a reduction in operating expenses. Rather, personnel and resources that were allocated to the Year 2000 issues have been reassigned to other technology-related projects.

              Recently Issued Accounting Standards

              See note 2(j) to the consolidated financial statements for a discussion of recently issued accounting standards.

              Sales Information

              Sales, as measured by statutory premiums and deposits, by distribution channel for each of the last three years are summarized as follows:

                     (in millions)                                           1999             1998             1997
                                                                           --------         --------         --------
                       Independent broker/dealers                         $ 5,441.6        $ 5,004.2        $ 4,976.6
                       National and regional brokerage firms (1)              919.3            615.3             --
                       Financial institutions                               2,436.7          2,108.3          1,681.9
                       Pension plan administrators                          1,169.7          1,015.8            916.7
                       Nationwide Retirement Solutions
                        sales representatives                               2,549.0          2,470.1          1,937.0
                       Nationwide agents                                      965.6            959.7            630.2
                       Life insurance specialists                             420.0             91.1             --
                                                                          ---------        ---------        ---------
                     Total core premiums and deposits                      13,901.9         12,264.5         10,142.4
                                                                          ---------        ---------        ---------

                       Bank-owned life insurance (BOLI)                       123.2            554.6            194.7
                       Institutional products                                 577.2               --               --
                       Nationwide employee
                        and agent benefit plans                               334.1            323.3            174.9
                                                                          ---------        ---------        ---------
                     Total sales                                          $14,936.4        $13,142.4        $10,512.0
                                                                          =========        =========        =========


                     (1) Prior to 1998, national and regional brokerage firms
                         sales were included in independent broker/dealer sales.

              The 1998 and 1997 statutory premiums and deposits have been restated to conform to the 1999 presentation which better reflects multi-product sales across all distribution channels.

              Total core premiums and deposits represent amounts that are recurring and are the sales figures management uses to set and evaluate the Company's sales goals. Sales of institutional products represent sales of funding agreements that secure notes issued to foreign investors through a third party trust under the Company's $2 billion medium-term note program. The program was launched in July 1999 as a means to expand spread based product offerings. The Company excludes institutional products and BOLI sales as well as deposits into Nationwide employee and agent benefit plans from its targeted sales comparisons. Although funding agreements and BOLI contribute to asset and earnings growth they do not produce steady production flow that lends itself to meaningful comparisons. The Company achieved annual core sales growth of 13%, 21%, and 19% in 1999, 1998 and 1997, respectively.

              The Company sells its products through a broad distribution network. Unaffiliated entities that sell the Company's products to their own customer base include independent broker/dealers, national and regional brokerage firms, pension plan administrators, life insurance specialists and financial institutions. Representatives of the Company or its affiliates who market products directly to a customer base identified by the Company include Nationwide Retirement Solutions sales representatives and Nationwide agents.

              The competitive environment for individual annuity sales through the independent broker/dealer channel has become very challenging; however, total sales through this channel (including retirement plans and life insurance) were up 9% in 1999 reflecting the strength of the Company's multiple product strategy. Sales through financial institutions grew 16% during 1999 and 25% during 1998 driven mainly by proprietary individual annuity products sales.

              The increase in sales through life insurance specialists reflects $409.2 million of corporate owned life insurance (COLI) sales in 1999 compared to $91.1 million in 1998. NFS entered the COLI market in 1998 and has quickly become a market leader through a focus on mid-sized cases.

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

              Core statutory premiums and deposits by product for each of the last three years are as follows:

                 (in millions)                                       1999             1998             1997
                                                                   --------         --------         --------

                 Best of America(R) products                      $ 4,665.3        $ 4,661.1        $ 4,267.3
                 Private label annuities                            1,280.3          1,093.3            981.9
                 The NEA Valuebuilder annuities                       168.5            172.6            134.8
                 Other                                                880.8            727.2            307.8
                                                                  ---------        ---------        ---------
                   Total individual annuities                       6,994.9          6,654.2          5,691.8
                                                                  ---------        ---------        ---------
                 Best of America(R) group pension series            3,537.6          2,760.0          2,221.1
                 IRC Section 457 annuities                          2,190.4          2,155.3          1,716.5
                 Other                                                 83.1             41.8             44.3
                                                                  ---------        ---------        ---------
                   Total group annuities                            5,811.1          4,957.1          3,981.9
                                                                  ---------        ---------        ---------
                 Traditional/Universal life insurance                 260.8            246.1            248.3
                 Best of America(R) variable life series              425.9            316.0            220.4
                 Corporate owned life insurance                       409.2             91.1               --
                                                                  ---------        ---------        ---------
                   Total life insurance                             1,095.9            653.2            468.7
                                                                  ---------        ---------        ---------
                   Total core premiums and deposits               $13,901.9        $12,264.5        $10,142.4
                                                                  =========        =========        =========

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

                 (in millions)             1999     1998     1997
                                          ------   ------   ------

                   Variable Annuities     $290.3   $218.4   $150.9
                   Fixed Annuities         177.2    175.3    169.5
                   Life Insurance          120.8     88.8     66.7
                   Corporate and Other      29.8     46.2     31.7
                                          ------   ------   ------
                                          $618.1   $528.7   $418.8
                                          ======   ======   ======

              Variable Annuities

              The Variable Annuities segment consists of annuity contracts that provide the customer with access to a wide range of investment options, tax-deferred accumulation of savings, asset protection in the event of an untimely death, and flexible payout options including a lump sum, systematic withdrawal or a stream of payments for life. The Company's variable annuity products consist almost entirely of flexible premium deferred variable annuity contracts.

              The following table summarizes certain selected financial data for the Company's Variable Annuities segment for the years indicated.

              (in millions)                               1999        1998        1997
                                                       ---------   ---------   ---------

              INCOME STATEMENT DATA
              Revenues                                 $   626.7   $   501.6   $   387.1
              Benefits and expenses                        336.4       283.2       236.2
                                                       ---------   ---------   ---------
              Operating income before
              federal income tax expense               $   290.3   $   218.4   $   150.9
                                                       =========   =========   =========

              OTHER DATA
              Statutory premiums and deposits (1)      $ 9,916.0   $ 9,543.3   $ 7,535.8
              Policy reserves as of year end           $61,197.2   $46,420.8   $34,486.7
              Pre-tax operating income to average
              policy reserves                               0.55%       0.54%       0.51%

              ----------
              (1) Statutory data have been derived from the Annual Statements of the Company's life insurance subsidiaries, as filed with insurance regulatory authorities and prepared in accordance with statutory accounting practices.

              Pre-tax operating earnings reached a record $290.3 million in 1999, up 33% compared to 1998. Improved Variable Annuity segment results are primarily due to growth in asset fees partially offset by increased DAC amortization.

              Asset fees were $596.6 million in 1999 up 25% from $479.1 million in 1998 and totaled $370.2 million in 1997. Asset fees are charged as a percentage of policy reserves which have increased substantially in the past three years as a result of strong net cash flows and through market appreciation on investments underlying reserves. Variable annuity policy reserves grew $14.78 billion during 1999 reaching $61.20 billion as of year end 1999 compared to growth in 1998 of $11.93 billion and year end 1998 reserves of $46.42 billion. During 1997, policy reserves increased $10.21 billion.

              Sales in 1999 of $9.92 billion offset by withdrawals and surrenders totaling $6.52 billion generated net cash flows of $3.40 billion. Although 1999 net cash flows are down from the $5.28 billion and $4.85 billion achieved in 1998 and 1999, respectively, the Company has shown the ability to consistently generate substantial positive cash flows and increase its base of asset fee generating reserves in a very competitive environment. The increase in withdrawal and surrender activity is attributable to an increase in competition in the individual variable annuity market which has increased transfers to competitor's products and the overall aging of the Company's book of individual annuity business. The Company will introduce new products, new product features and new retention strategies during 2000 in an effort to decrease the rate of surrenders.

              Although the equity markets have been more volatile in recent years, equity market conditions over each of the past three years have contributed significantly to the growth in variable annuity policy reserves. Variable annuity policy reserves reflect market appreciation of $10.55 billion, $6.80 billion and $5.21 billion in 1999, 1998 and 1997, respectively.

              Amortization of DAC increased 31% to $162.8 million in 1999 compared to $123.9 million and $87.8 million in 1998 and 1997, respectively. The growth in DAC amortization is consistent with the overall growth in the variable annuity business.

              Efficiencies achieved through improved operating scale have enabled the Company to improve operating margins to 55 basis points of average policy reserves, up from 54 basis points in 1998 and 51 basis points n 1997.

              Fixed Annuities

              The Fixed Annuities segment consists of annuity contracts that generate a return for the customer at a specified interest rate fixed for a prescribed period, tax-deferred accumulation of savings and flexible payout options including a lump sum, systematic withdrawal or a stream of payments for life. Such contracts consist of single premium deferred annuities, flexible premium deferred annuities and single premium immediate annuities. The Fixed Annuities segment includes the fixed option under the Company's variable annuity contracts.

              The following table summarizes certain selected financial data for the Company's Fixed Annuities segment for the years indicated.

              (in millions)                                                    1999              1998              1997
                                                                             --------          --------          --------

              INCOME STATEMENT DATA
              Revenues:
                Net investment income                                       $ 1,134.5         $ 1,116.6         $ 1,098.2
                Other                                                            43.4              35.7              43.2
                                                                            ---------         ---------         ---------
                                                                              1,117.9           1,152.3           1,141.4
                                                                            ---------         ---------         ---------
              Benefits and expenses:
                Interest credited to policyholder account balances              837.5             828.6             823.4
                Other benefits and expenses                                     163.2             148.4             148.5
                                                                            ---------         ---------         ---------
                                                                              1,000.7             977.0             971.9
                                                                            ---------         ---------         ---------
              Operating income before federal income tax expense            $   177.2         $   175.3         $   169.5
                                                                            =========         =========         =========

              OTHER DATA
              Statutory premiums and deposits (1)                           $ 3,467.2         $ 2,068.0         $ 2,137.9
              Policy reserves as of year end                                $16,591.9         $14,898.9         $14,194.2
              Pre-tax operating income to average policy reserves                1.14%             1.21%             1.22%

              ----------
              (1) Statutory data have been derived from the Annual Statements of the Company's life insurance subsidiaries, as filed with insurance regulatory authorities and prepared in accordance with statutory accounting practices.

              Fixed Annuities segment results reflect an increase in interest spread income attributable to growth in fixed annuity policy reserves offset by narrower interest margins during 1999. Interest spread is the differential between net investment income and interest credited to policyholder account balances. Interest spreads vary depending on crediting rates offered by competitors, performance of the investment portfolio, including the rate of prepayments, changes in market interest rates and other factors. The following table depicts the interest margins on general account policy reserves in the Fixed Annuities segment for each of the last three years.

                                              1999        1998        1997
                                              ----        ----        ----

                 Net investment income        7.57%       8.02%       8.16%
                 Interest credited            5.59        5.95        6.12
                                              ----        ----        ----
                                              1.98%       2.07%       2.04%
                                              ====        ====        ====

              During 1998 and the first half of 1999 the Company experienced an increase in mortgage loan and bond prepayment fees and such income accounted for approximately 9 basis points of the interest spread in 1999 compared to 16 basis points and 8 basis points in 1998 and 1997, respectively. The recent increases in interest rates have slowed prepayment activity and the Company expects interest spreads to remain at 190 to 195 basis points, excluding the impact of mortgage loan and bond prepayment income.

              The Company is able to mitigate the effects of changes in investment yields by periodically resetting the rates credited on fixed annuity contracts. As of December 31, 1999, $7.28 billion, or 44% of fixed annuity policy reserves, were in contracts where the guaranteed interest rate is reestablished each quarter. Fixed annuity policy reserves of $5.89 billion are in contracts that adjust the crediting rate on an annual basis with portions resetting in each calendar quarter. The Company also has $1.39 billion of fixed annuity policy reserves that call for the crediting rate to be reset annually on each January 1 and $1.45 billion of fixed annuity policy reserves are in payout status where the Company has guaranteed periodic, typically monthly, payments. The remaining $574.5 million of fixed annuity policy reserves relate to funding agreements issued in conjunction with the Company's medium-term note program where the crediting rate is fixed for the term of the contract.

              Fixed annuity policy reserves increased to $16.59 billion as of year-end compared to $14.90 billion a year ago and $14.19 billion as of the end of 1997. The 1999 growth reflects increased sales levels as well as the acquisition of ELOW.

              Fixed annuity sales during 1999 were $3.47 billion compared to 1998 sales of $2.07 billion. Sales in 1997 were $2.14 billion. Sales in 1999 include $577.2 million of funding agreements issued in conjunction with the Company's medium-term note program. Most of the Company's fixed annuity sales are premiums allocated to the fixed option of variable annuity contracts. Fixed annuity sales for 1999 include $2.49 billion in premiums allocated to the fixed option under a variable annuity contract, compared to $1.68 billion in 1998 and $1.67 billion in 1997. The increase in 1999 was driven by the Company's dollar cost averaging (DCA) program that offers customers a first year bonus interest rate and transfers the account balance systematically to variable options over a six or twelve month period.

              Life Insurance

              The Life Insurance segment consists of insurance products, including variable universal life insurance and corporate-owned life insurance products, that provide a death benefit and also allow the customer to build cash value on a tax-deferred basis.

              The following table summarizes certain selected financial data for the Company's Life Insurance segment for the years indicated.

              (in millions)                                                 1999            1998            1997
                                                                          --------        --------        --------

              INCOME STATEMENT DATA
              Revenues                                                    $  646.1        $  544.1        $  468.3
              Benefits and expenses                                          525.3           455.3           401.6
                                                                          --------        --------        --------
              Operating income before federal income tax expense          $  120.8        $   88.8        $   66.7
                                                                          ========        ========        ========

              OTHER DATA
              Statutory premiums (1):
                Variable universal life insurance                         $  426.0        $  315.9        $  220.3
                Corporate-owned life insurance                            $  532.3        $  645.8        $  194.7
                Traditional and universal life insurance                  $  260.8        $  246.1        $  248.4
              Policy reserves as of year end:
                Variable universal life insurance                         $1,832.3        $1,270.1        $  895.6
                Corporate-owned life insurance                            $1,498.6        $  903.6        $  221.9
                Traditional and universal life insurance                  $2,582.9        $2,439.7        $2,369.5

              --------
              (1) Statutory data have been derived from the Annual Statements of the Company's life insurance subsidiaries, as filed with insurance regulatory authorities and prepared in accordance with statutory accounting practices.

              Life Insurance segment earnings in 1999 increased 36% to $120.8 million, up from $88.8 million a year ago and $66.7 million in 1997. Continued strong sales and reserve growth from both individual and corporate owned investment life insurance products contributed to the sharp earnings increases.

              Driven primarily by increased policy charges, revenues from investment life products increased to $226.5 million in 1999 compared to $145.4 million in 1998 and $69.8 million 1997. The revenue growth reflects significantly increased policy reserve levels as individual investment life reserves increased 44% in 1999 to $1.83 billion compared to $1.27 billion a year ago and $895.6 million at the end of 1997. Corporate owned investment life reserves, which include both BOLI and corporate-owned (COLI) products reached $1.50 billion, up from $903.6 million and $221.9 million at the end of 1998 and 1997, respectively.

              Pre-tax earnings from investment life products reached $53.4 million 1999 compared to $29.6 million a year ago and $14.7 million in 1997. The strong revenue growth discussed previously more than offset increased operating expenses and slightly elevated mortality experience, which continues to remain within pricing assumptions.

              Traditional and universal life pre-tax earnings jumped 14% to $67.4 million in 1999 compared to $59.2 million in 1998 and were $52.0 million in 1997. The 1998 results reflect additional expenses related to the installation of a new policy administration system.

              Total life insurance premiums and deposits for 1999 were $1.22 billion compared to $1.21 billion during 1998 and $663.4 million in 1997. Excluding BOLI sales of $123.2 million in 1999 and $554.7 million in 1998, life insurance sales increased 68% in 1999 and 39% in 1998. Sales in 1999 include record levels of production for individual variable life insurance and COLI, reflecting the Company's efforts to sell variable life through multiple channels and growing consumer and producer demand.

              Corporate and Other

              The following table summarizes certain selected financial data for the Company's Corporate and Other segment for the years indicated.

                             (in millions)              1999      1998      1997
                                                       ------    ------    ------
               INCOME STATEMENT DATA
               Revenues                                $252.5    $249.3    $209.5
               Benefits and expenses                    222.7     203.1     177.8
                                                       ------    ------    ------
               Operating income before
               federal income tax expense (1)          $ 29.8    $ 46.2    $ 31.7
                                                       ======    ======    ======

              ------------
              (1) Excludes realized gains (losses) on investments.

              Revenues in the Corporate and Other segment consist of net investment income on invested assets not allocated to the three product segments, investment management fees and other revenues earned from Nationwide mutual funds and net investment income and policy charges from group annuity contracts issued to Nationwide employee and agent benefit plans. During 1999, the Company assigned its investment advisory and related agreements associated with Nationwide mutual funds to an affiliate.

              In addition to the operating revenues previously presented, the Company also reports realized gains and losses on investments in the Corporate and Other segment. The Company realized net investment (losses) gains of $(11.6) million, $28.4 million and $11.1 million during 1999, 1998 and 1997, respectively.

ITEM 7A       QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

              INTEREST RATE RISK

              Fluctuations in interest rates can potentially impact the Company's earnings and cash flows, and the fair value of its assets and liabilities. Generally, in a declining interest rate environment, the Company may be required to reinvest the proceeds from matured and prepaid investments at rates lower than the overall yield of the portfolio, which could reduce interest spread income. In addition, minimum guaranteed crediting rates (typically 3% or 3.5%) on certain annuity contracts could result in a reduction of the Company's interest spread income in the event of a significant and prolonged decline in interest rates from market rates at the end of 1999. The average crediting rate of annuity products during 1999 was 5.59%, well in excess of the guaranteed rates. The Company mitigates this risk by investing in assets with maturities and durations that match the expected characteristics of the liabilities and by investing in mortgage backed securities with limited prepayment exposure.

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

              For all business having future benefits which cannot be changed at the option of the policyholder, the underlying assets are managed in a separate pool. The duration of assets and liabilities in this pool are kept as close together as possible. For assets, the repayment cash flows, plus anticipated coupon payments, are used in calculating asset duration. Future benefits and expenses are used for liabilities. On December 31, 1999, the average duration of assets in this pool was 7.09 years and the average duration of the liabilities was 7.41 years. Policy reserves on this business were $1.5 billion as of December 31, 1999.

              Because the timing of the payment of future benefits on the majority of the Company's business can be changed by the policyholder, the Company employs cash flow testing techniques in its asset/liability management process. In addition, each year the Company's annuity and insurance business is analyzed to determine the adequacy of the reserves supporting such business. This analysis is accomplished by projecting the anticipated cash flows from such business and the assets required to support such business under a number of possible future interest rate scenarios. The first seven of these scenarios are required by state insurance regulation. Projections are also made using 14 additional scenarios which involve more extreme fluctuations in future interest rates. Finally, to get a statistical analysis of possible results and to minimize any bias in the 21 predetermined scenarios, additional projections are made using 50 randomly generated interest rate scenarios. For the Company's 1999 cash flow testing process, interest rates for 90-day treasury bills ranged from 0.73% to 11.98% under the 21 predetermined scenarios and 1.44% to 18.53% under the 50 random scenarios. Interest rates for longer maturity treasury securities had comparable ranges. The values produced by each projection are used to determine future gains or losses from the Company's annuity and insurance business, which, in turn, are used to quantify the adequacy of the Company's reserves over the entire projection period. The results of the Company's cash flow testing indicated that the Company's reserves were adequate as of December 31, 1999.

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


(in millions)                            2000       2001        2002        2003         2004    Thereafter       Total   Fair Value
------------------------------------------------------------------------------------------------------------------------------------
ASSETS
Fixed maturity securities:
   Corporate bonds:
     Principal                        $1,088.8    $1,669.0    $1,674.3    $1,047.6    $  971.6    $3,100.3     $ 9,551.6  $ 9,536.5
     Average interest rate                 7.5%        7.4%        7.1%        7.1%        7.2%        7.9%
   Mortgage and other asset-
     backed securities:
     Principal                        $  997.2    $  920.5    $  761.0    $  551.8    $  448.8    $1,606.6     $ 5,285.9  $ 5,196.9
     Average interest rate                 7.3%        7.3%        7.3%        7.3%        7.3%        7.4%
   Other fixed maturity securities:
     Principal                        $   76.4    $   70.3    $  107.7    $   34.0    $   43.9    $  207.5     $   539.8  $   560.6
     Average interest rate                 6.4%        6.0%        7.0%        7.8%        6.5%        8.3%
Mortgage loans on real estate:
     Principal                        $  292.8    $  270.9    $  369.9    $  391.2    $  483.2    $4,024.5     $ 5,832.5  $ 5,745.5
     Average interest rate                 9.0%        8.3%        8.6%        7.8%        7.7%        7.8%

LIABILITIES
Deferred fixed annuities:
     Principal                        $2,076.0    $1,646.0    $1,448.0    $1,286.0    $1,149.0    $9,626.8     $17,231.8  $16,674.6
     Average credited rate                 5.5%        5.4%        5.4%        5.4%        5.4%        5.5%
Immediate annuities:
     Principal                        $   27.0    $   24.0    $   21.0    $   19.0    $   17.0    $  123.0     $   231.0  $   237.8
     Average credited rate                 7.2%        7.2%        7.2%        7.3%        7.3%        7.3%

DERIVATIVE FINANCIAL INSTRUMENTS
Interest rate swaps:
      Pay fixed/receive variable
        Notional value                       -           -    $   15.0    $   16.0    $   90.8    $  240.9     $   362.7  $     4.8
        Weighted average pay rate            -           -         2.7%        6.6%        6.8%        6.9%
        Weighted average receive rate        -           -         7.5%        6.1%        6.1%        6.2%
      Pay variable/receive fixed
        Notional value                       -           -           -           -    $  320.4    $  285.3     $   605.7  $   (25.3)
        Weighted average pay rate            -           -           -           -         6.4%        6.5%
        Weighted average receive rate        -           -           -           -         3.0%        5.4%
Interest rate futures:
      Short positions
        Contract amount/notional      $  323.6    $  256.0    $  168.0    $   22.0    $    9.0    $    3.0     $   781.6  $     1.3
        Weighted average settlement
           price                      $   94.4    $   93.4    $   93.2    $   93.0    $   92.8    $   92.6


              The following table provides information about the Company's financial instruments as of December 31, 1998 that are sensitive to changes in interest rates.


(in millions)                             1999        2000        2001       2002       2003     Thereafter     Total     Fair Value
------------------------------------------------------------------------------------------------------------------------------------
ASSETS
Fixed maturity securities:
   Corporate bonds:
     Principal                          $1,092.7    $1,049.2    $1,667.6   $1,386.3   $  882.7   $2,864.0     $ 8,942.5   $ 9,364.2
     Average interest rate                   8.0%        7.5%        7.3%       7.2%       7.0%       7.6%
   Mortgage and other asset-
     backed securities:
     Principal                          $  905.3    $  964.3    $  870.7   $  588.9   $  367.3   $  718.3     $ 4,414.8   $ 4,499.4
     Average interest rate                   7.3%        7.4%        7.2%       7.4%       7.4%       7.0%
   Other fixed maturity securities:
     Principal                          $    7.8    $   72.0    $   54.6   $  103.3   $   60.6   $   65.7     $   364.0   $   381.5
     Average interest rate                   8.5%        6.4%        7.0%       6.6%       6.9%       6.8%
Mortgage loans on real estate:
     Principal                          $  185.9    $  373.9    $  313.1   $  339.5   $  408.8   $3,749.6     $ 5,372.4   $ 5,527.6
     Average interest rate                   9.2%        9.3%        7.0%       8.5%       7.6%       7.1%

LIABILITIES
Deferred fixed annuities:
     Principal                          $1,639.6    $1,548.3    $1,733.7   $1,232.5   $1,169.6   $8,270.7     $15,594.4   $15,282.0
     Average credited rate                   5.2%        4.8%        4.5%       4.3%       4.1%       4.1%
Immediate annuities:
     Principal                          $   20.6    $   20.7    $   22.3   $   25.2   $   29.9   $   53.1     $   171.8   $   201.6
     Average credited rate                   7.3%        7.3%        7.3%       7.3%       7.4%       7.4%


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

              Deferred Fixed Annuities: The maturity year is based on the expected date of policyholder withdrawal, taking into account actual experience, current interest rates, and contract terms. Included are group annuity contracts ($9.70 billion) which are generally subject to market value adjustment upon surrender and may also be subject to surrender charges. Of the total group annuity liabilities, $7.28 billion was in contracts where the crediting rate is reset quarterly. For the remaining $2.42 billion of group annuity reserves, the crediting rate is reset annually on January 1. Also included are $5.89 billion of individual annuity liabilities where the crediting rate is reset annually, with portions resetting in each calendar quarter. Such individual annuity contracts are also subject to surrender charges calculated as a percentage of the lesser of deposits made or the amount surrendered and assessed at declining rates during the first seven years after a deposit is made. The average crediting rate is calculated as the difference between the projected yield of the assets backing the liabilities and a targeted interest spread. However, for certain individual annuities the credited rate is also adjusted to partially reflect current new money rates.

              Immediate Annuities: Included are non-life contingent contracts in payout status where the Company has guaranteed periodic, typically monthly, payments. The maturity year is based on the terms of the contract.

              EQUITY MARKET RISK

              Asset fees calculated as a percentage of the separate account assets are a significant source of revenue to the Company. At December 31, 1999, 88% of separate account assets were invested in equity mutual funds. Gains and losses in the equity markets will result in corresponding increases and decreases in the Company's separate account assets and the reported asset fee revenue. In addition, a decrease in separate account assets may decrease the Company's expectations of future profit margins which may require the Company to accelerate the amortization of deferred policy acquisition costs.

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


ITEM 9 CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

              None.

                                    PART III

ITEM 10       DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

              Omitted due to reduced disclosure format.


ITEM 11       EXECUTIVE COMPENSATION

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


                                     PART IV

ITEM 14       EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

                                                                                                               Page
                                                                                                              -------
              CONSOLIDATED FINANCIAL STATEMENTS:
                Independent Auditors' Report                                                                    F-1
                Consolidated Balance Sheets as of December 31, 1999 and 1998                                    F-2
                Consolidated Statements of Income for the years ended
                December 31, 1999, 1998 and 1997                                                                F-3
                Consolidated Statements of Shareholder's Equity for the years
                  ended December 31, 1999, 1998 and 1997                                                        F-4
                Consolidated Statements of Cash Flows for the years ended
                  December 31, 1999, 1998 and 1997                                                              F-5
                Notes to Consolidated Financial Statements                                                      F-6

              FINANCIAL STATEMENT SCHEDULES:
                Schedule I     Consolidated Summary of Investments - Other Than
                                 Investments in Related Parties as of December 31, 1999                        F-27
                Schedule III   Supplementary Insurance Information as of December 31,
                                 1999, 1998 and 1997 and for each of the years then ended                      F-28
                Schedule IV    Reinsurance as of December 31, 1999, 1998 and 1997 and for
                                 each of the years then ended                                                  F-29
                Schedule V     Valuation and Qualifying Accounts for the years ended
                                 December 31, 1999, 1998 and 1997                                              F-30

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



                                  NATIONWIDE LIFE INSURANCE COMPANY (Registrant)



                                        By /s/ Dimon R. McFerson
                                           -------------------------------------
                                           Dimon R. McFerson, Chairman and
                                           Chief Executive Officer - Nationwide


Date:  March 1, 2000

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.



/s/ Dimon R. McFerson                          March 1, 2000    /s/ Joseph J. Gasper                          March 1, 2000
--------------------------------------------- ----------------- -------------------------------------------  -----------------
Dimon R. McFerson, Chairman and Chief               Date        Joseph J. Gasper, President and Chief              Date
Executive Officer - Nationwide and Director                     Operating Officer and Director



/s/ Lewis J. Alphin                            March 1, 2000    /s/ A.I. Bell                                 March 1, 2000
--------------------------------------------- ----------------- -------------------------------------------  -----------------
Lewis J. Alphin, Director                           Date        A.I. Bell, Director                                Date



/s/ Kenneth D. Davis                           March 1, 2000    /s/ Keith W. Eckel                            March 1, 2000
--------------------------------------------- ----------------- -------------------------------------------  -----------------
Kenneth D. Davis, Director                          Date        Keith W. Eckel, Director                           Date



/s/ Willard J. Engel                           March 1, 2000    /s/ Fred C. Finney                            March 1, 2000
--------------------------------------------- ----------------- -------------------------------------------  -----------------
Willard J. Engel, Director                          Date        Fred C. Finney, Director                           Date



/s/ David O. Miller                            March 1, 2000    /s/ Yvonne L. Montgomery                      March 1, 2000
--------------------------------------------- ----------------- -------------------------------------------  -----------------
David O. Miller, Director                           Date        Yvonne L. Montgomery, Director                     Date



/s/ Ralph M. Paige                             March 1, 2000    /s/ James F. Patterson                        March 1, 2000
--------------------------------------------- ----------------- -------------------------------------------  -----------------
Ralph M. Paige, Director                            Date        James F. Patterson, Director                       Date



/s/ Arden L. Shisler                           March 1, 2000    /s/ Robert L. Stewart                         March 1, 2000
--------------------------------------------- ----------------- -------------------------------------------  -----------------
Arden L. Shisler, Director                          Date        Robert L. Stewart, Director                        Date



/s/ Nancy C. Thomas                            March 1, 2000    /s/ Robert A. Oakley                          March 1, 2000
--------------------------------------------- ----------------- -------------------------------------------  -----------------
Nancy C. Thomas, Director                           Date        Robert A. Oakley, Executive Vice                   Date
                                                                President - Chief Financial Officer



/s/ Mark R. Thresher                           March 1, 2000
--------------------------------------------- -----------------
Mark R. Thresher, Senior Vice President -           Date
Finance - Nationwide Financial
 (Chief Accounting Officer)

                                  EXHIBIT INDEX

 Exhibit
----------

   3.1       Amended Articles of Incorporation of Nationwide Life Insurance
             Company, dated March 14, 1986 (previously filed as Exhibit 3.1 to
             Form 10-K, Commission File Number 2-28596, filed March 31,1998, and incorporated herein by reference)
   3.2       Form of Amended and Restated Code of Regulations of Nationwide Life
             Insurance Company (previously filed as Exhibit 3 to Form 10-K,
             Commission File Number 2-28596, filed March 28, 1997, and incorporated herein by reference)
  10.1       Form of Tax Sharing Agreement among Nationwide Mutual Insurance
             Company, Nationwide Corporation and any corporation that may hereafter be a subsidiary of Nationwide Corporation (previously filed as Exhibit 10.1 to Form 10-K, Commission File Number 2-28596, filed March 28, 1997, and incorporated herein by reference)
  10.1.1     First Amendment to the Tax Sharing Agreement among Nationwide
             Mutual Insurance Company, Nationwide Corporation and any corporation that may hereafter be a subsidiary of Nationwide
             Corporation (previously filed as Exhibit 10.2.1 to Form 10-K,
             Commission File Number 1-12785, filed March 31, 1998, and incorporated herein by reference)
  10.2 Form of First Amendment to Cost Sharing Agreement among parties named therein (previously filed as Exhibit 10.2 to Form 10-K, Commission File Number 2-28596, filed March 28, 1997, and incorporated herein by reference)
  10.3       Modified Coinsurance Agreement between Nationwide Life Insurance
             Company and Nationwide Mutual Insurance Company (previously filed as Exhibit 10.3 to Form 10-K, Commission File Number 2-28596, filed
             March 28, 1997, and incorporated herein by reference)
  10.4       Modified Coinsurance Agreement between Employers Life Insurance
             Company of Wausau and Nationwide Life Insurance Company (previously filed as Exhibit 10.4 to Form 10-K, Commission File Number 2-28596, filed March 28, 1997, and incorporated herein by reference)
  10.5       Credit Facility, dated August 12, 1996, among Nationwide Life
             Insurance Company, Nationwide Mutual Insurance Company, the banks named therein and Morgan Guaranty Trust Company of New York, the administrative agent (previously filed as Exhibit 10.5 to Form
             10-K, Commission File Number 2-28596, filed March 28, 1997, and incorporated herein by reference)
  10.5.1 Amendment dated as of September 8, 1997 to the Credit Agreement dated as of August 12, 1996 among Nationwide Mutual Insurance
             Company, Nationwide Life Insurance Company, the banks party thereto and Morgan Guaranty Trust Company of New York, as administrative agent (previously filed as Exhibit 10(a) to Form 10-Q for the quarterly period ended September 30, 1997, Commission File Number
             1-12785, filed November 13, 1997, and incorporated herein by reference)
  10.6 Form of Lease Agreement between Nationwide Life Insurance Company and Nationwide Mutual Insurance Company (previously filed as
             Exhibit 10.6 to Form 10-K, Commission File Number 2-28596, filed
             March 28, 1997, and incorporated herein by reference)
  10.7       General Description of Nationwide Insurance Executive Incentive
             Plan (previously filed as Exhibit 10.7 to Form 10-K, Commission
             File Number 2-28596, filed March 28, 1997, and incorporated herein by reference)
  10.8       General Description of Nationwide Insurance Management Incentive
             Plan (previously filed as Exhibit 10.8 to Form 10-K, Commission
             File Number 2-28596, filed March 28, 1997, and incorporated herein by reference)
  10.9       Nationwide Insurance Excess Benefit Plan effective as of December
             31, 1996 (previously filed as Exhibit 10.9 to Form 10-K, Commission
             File Number 2-28596, filed March 28, 1997, and incorporated herein by reference)
  10.10      Nationwide Insurance Supplemental Retirement Plan effective as of
             December 31, 1996 (previously filed as Exhibit 10.10 to Form 10-K,
             Commission File Number 2-28596, filed March 28, 1997, and incorporated herein by reference)




  10.11      Nationwide Salaried Employees Severance Pay Plan (previously filed as Exhibit 10.11 to Form 10-K, Commission File Number 2-28596,
             filed March 28, 1997, and incorporated herein by reference)
  10.12      Nationwide Insurance Supplemental Defined Contribution Plan
             effective as of January 1, 1996 (previously filed as Exhibit 10.12 to Form 10-K, Commission File Number 2-28596, filed March 28, 1997, and incorporated herein by reference)
  10.13      General Description of Nationwide Insurance Individual Deferred
             Compensation Program previously filed as Exhibit 10.13 to Form
             10-K, Commission File Number 2-28596, filed March 28, 1997, and incorporated herein by reference)
  10.14      General Description of Nationwide Mutual Insurance Company
             Directors Deferred Compensation Program (previously filed as
             Exhibit 10.14 to Form 10-K, Commission File Number 2-28596, filed
             March 28, 1997, and incorporated herein by reference)
  10.15      Deferred Compensation Agreement, dated as of September 3, 1979, between Nationwide Mutual Insurance Company and D. Richard McFerson
             (previously filed as Exhibit 10.15 to Form 10-K, Commission File
             Number 2-28596, filed March 28, 1997, and incorporated herein by reference)
  10.16      Investment Agency Agreement between Nationwide Cash Management
             Company and National Financial Services, Inc. and certain
             subsidiaries of Nationwide Financial Services, Inc. (filed as
             Exhibit 10.19 to Form 10-K, Commission File Number 1-12785, filed
             March 29, 2000, and incorporated herein by reference)
  10.17      Master Repurchase Agreement between Nationwide Life Insurance
             Company, Nationwide Life and Annuity Insurance Company, and
             Nationwide Mutual Insurance Company and certain of its subsidiaries and affiliates (filed as Exhibit 10.20 to Form 10-K, Commission
             File Number 1-12785, filed March 29, 2000, and incorporated herein by reference)
  27         Financial Data Schedule (electronic filing only)

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Nationwide Life Insurance Company and subsidiaries as of December 31, 1999 and 1998, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 1999, in conformity with generally accepted accounting principles. Also in our opinion, the related financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.





                                                                        KPMG LLP



Columbus, Ohio
January 28, 2000

               NATIONWIDE LIFE INSURANCE COMPANY AND SUBSIDIARIES
       (a wholly owned subsidiary of Nationwide Financial Services, Inc.)

                           Consolidated Balance Sheets

                     (in millions, except per share amounts)


                                                                                  December 31,
                                                                         -----------------------------
                                     Assets                                1999                1998
                                     ------                              ---------           ---------
Investments:
  Securities available-for-sale, at fair value:
    Fixed maturity securities                                            $15,294.0           $14,245.1
    Equity securities                                                         92.9               127.2
  Mortgage loans on real estate, net                                       5,786.3             5,328.4
  Real estate, net                                                           254.8               243.6
  Policy loans                                                               519.6               464.3
  Other long-term investments                                                 73.8                44.0
  Short-term investments                                                     416.0               289.1
                                                                         ---------           ---------
                                                                          22,437.4            20,741.7
                                                                         ---------           ---------

Cash                                                                           4.8                 3.4
Accrued investment income                                                    238.6               218.7
Deferred policy acquisition costs                                          2,554.1             2,022.2
Other assets                                                                 305.9               420.3
Assets held in separate accounts                                          67,135.1            50,935.8
                                                                         ---------           ---------
                                                                         $92,675.9           $74,342.1
                                                                         =========           =========

                         Liabilities and Shareholder's Equity
                         ------------------------------------

Future policy benefits and claims                                        $21,861.6           $19,767.1
Other liabilities                                                            914.2               866.1
Liabilities related to separate accounts                                  67,135.1            50,935.8
                                                                         ---------           ---------
                                                                          89,910.9            71,569.0
                                                                         ---------           ---------

Commitments and contingencies (notes 8 and 13)

Shareholder's equity:
  Common stock, $1 par value.  Authorized 5.0 million shares;
    3.8 million shares issued and outstanding                                  3.8                 3.8
  Additional paid-in capital                                                 766.1               914.7
  Retained earnings                                                        2,011.0             1,579.0
  Accumulated other comprehensive income                                     (15.9)              275.6
                                                                         ---------           ---------
                                                                           2,765.0             2,773.1
                                                                         ---------           ---------
                                                                         $92,675.9           $74,342.1
                                                                         =========           =========

See accompanying notes to consolidated financial statements.

               NATIONWIDE LIFE INSURANCE COMPANY AND SUBSIDIARIES
       (a wholly owned subsidiary of Nationwide Financial Services, Inc.)

                        Consolidated Statements of Income

                                  (in millions)


                                                                            Years ended December 31,
                                                                ---------------------------------------------
                                                                  1999               1998              1997
                                                                --------           --------          --------

Revenues:
  Policy charges                                                $  895.5           $  698.9          $  545.2
  Life insurance premiums                                          220.8              200.0             205.4
  Net investment income                                          1,520.8            1,481.6           1,409.2
  Realized (losses) gains on investments                           (11.6)              28.4              11.1
  Other                                                             66.1               66.8              46.5
                                                                --------           --------          --------
                                                                 2,691.6            2,475.7           2,217.4
                                                                --------           --------          --------
Benefits and expenses:
  Interest credited to policyholder account balances             1,096.3            1,069.0           1,016.6
  Other benefits and claims                                        210.4              175.8             178.2
  Policyholder dividends on participating policies                  42.4               39.6              40.6
  Amortization of deferred policy acquisition costs                272.6              214.5             167.2
  Other operating expenses                                         463.4              419.7             384.9
                                                                --------           --------          --------
                                                                 2,085.1            1,918.6           1,787.5
                                                                --------           --------          --------

    Income before federal income tax expense                       606.5              557.1             429.9

Federal income tax expense                                         201.4              190.4             150.2
                                                                --------           --------          --------

    Net income                                                  $  405.1           $  366.7          $  279.7
                                                                ========           ========          ========


See accompanying notes to consolidated financial statements.

               NATIONWIDE LIFE INSURANCE COMPANY AND SUBSIDIARIES
       (a wholly owned subsidiary of Nationwide Financial Services, Inc.)

                 Consolidated Statements of Shareholder's Equity

                  Years ended December 31, 1999, 1998 and 1997
                                  (in millions)


                                                                                                  Accumulated
                                                                Additional                           other              Total
                                                  Common         paid-in           Retained       comprehensive      shareholder's
                                                  stock          capital           earnings          income             equity
                                                 --------        --------         ----------         --------         ----------
December 31, 1996                                  $  3.8        $  527.9           $1,432.6           $173.6           $2,137.9

Comprehensive income:
    Net income                                         --              --              279.7               --              279.7
    Net unrealized gains on securities
      available-for-sale arising during
      the year                                         --              --                 --             73.5               73.5
                                                                                                                        --------
  Total comprehensive income                                                                                               353.2
                                                                                                                        --------
Capital contribution                                   --           836.8                 --               --              836.8
                                                                                                                        --------
Dividend to shareholder                                --          (450.0)            (400.0)              --             (850.0)
                                                   ------        --------           --------           ------           --------
December 31, 1997                                     3.8           914.7            1,312.3            247.1            2,477.9

Comprehensive income:
    Net income                                         --              --              366.7               --              366.7
    Net unrealized gains on securities
      available-for-sale arising during
      the year                                         --              --                 --             28.5               28.5
                                                                                                                        --------
  Total comprehensive income                                                                                               395.2
                                                                                                                        --------
Dividend to shareholder                                --              --             (100.0)              --             (100.0)
                                                   ------        --------           --------           ------           --------
December 31, 1998                                     3.8           914.7            1,579.0            275.6            2,773.1

Comprehensive income:
    Net income                                         --              --              405.1               --              405.1
    Net unrealized losses on securities
      available-for-sale arising during
      the year                                         --              --                 --           (315.0)            (315.0)
                                                                                                                        --------
  Total comprehensive income                                                                                                90.1
                                                                                                                        --------
Capital contribution                                   --            26.4               87.9             23.5              137.8
                                                                                                                        --------
Dividends to shareholder                               --          (175.0)             (61.0)              --             (236.0)
                                                   ------        --------           --------           ------           --------
December 31, 1999                                  $  3.8        $  766.1           $2,011.0           $(15.9)          $2,765.0
                                                   ======        ========           ========           ======           ========


See accompanying notes to consolidated financial statements.

               NATIONWIDE LIFE INSURANCE COMPANY AND SUBSIDIARIES
       (a wholly owned subsidiary of Nationwide Financial Services, Inc.)

                      Consolidated Statements of Cash Flows

                                  (in millions)


                                                                                              Years ended December 31,
                                                                                       -------------------------------------
                                                                                         1999          1998          1997
                                                                                       ---------     ---------     ---------
Cash flows from operating activities:
  Net income                                                                          $    405.1     $   366.7     $   279.7
  Adjustments to reconcile net income to net cash provided by operating activities:
      Interest credited to policyholder account balances                                 1,096.3       1,069.0       1,016.6
      Capitalization of deferred policy acquisition costs                                 (637.0)       (584.2)       (487.9)
      Amortization of deferred policy acquisition costs                                    272.6         214.5         167.2
      Amortization and depreciation                                                          2.4          (8.5)         (2.0)
      Realized (gains) losses on invested assets, net                                       11.6         (28.4)        (11.1)
      Increase in accrued investment income                                                 (7.9)         (8.2)         (0.3)
      Decrease (increase) in other assets                                                  122.9          16.4         (12.7)
      Decrease in policy liabilities                                                       (20.9)         (8.3)        (23.1)
      Increase (decrease) in other liabilities                                             149.7         (34.8)        230.6
      Other, net                                                                            (8.6)        (11.3)        (10.9)
                                                                                       ---------     ---------     ---------
        Net cash provided by operating activities                                        1,386.2         982.9       1,146.1
                                                                                       ---------     ---------     ---------

Cash flows from investing activities:
  Proceeds from maturity of securities available-for-sale                                2,307.9       1,557.0         993.4
  Proceeds from sale of securities available-for-sale                                      513.1         610.5         574.5
  Proceeds from repayments of mortgage loans on real estate                                696.7         678.2         437.3
  Proceeds from sale of real estate                                                          5.7         103.8          34.8
  Proceeds from repayments of policy loans and sale of other invested assets                40.9          23.6          22.7
  Cost of securities available-for-sale acquired                                        (3,724.9)     (3,182.8)     (2,828.1)
  Cost of mortgage loans on real estate acquired                                          (971.4)       (829.1)       (752.2)
  Cost of real estate acquired                                                             (14.2)         (0.8)        (24.9)
  Short-term investments, net                                                              (27.5)         69.3        (354.8)
  Other, net                                                                              (110.9)        (88.4)        (62.5)
                                                                                       ---------     ---------     ---------
        Net cash used in investing activities                                           (1,284.6)     (1,058.7)     (1,959.8)
                                                                                       ---------     ---------     ---------

Cash flows from financing activities:
  Proceeds from capital contributions                                                         --            --         836.8
  Cash dividends paid                                                                     (188.5)       (100.0)           --
  Increase in investment product and universal life insurance
    product account balances                                                             3,799.4       2,682.1       2,488.5
  Decrease in investment product and universal life insurance
    product account balances                                                            (3,711.1)     (2,678.5)     (2,379.8)
                                                                                       ---------     ---------     ---------
        Net cash used in financing activities                                             (100.2)        (96.4)        945.5
                                                                                       ---------     ---------     ---------
Net increase (decrease) in cash                                                              1.4        (172.2)        131.8

Cash, beginning of year                                                                      3.4         175.6          43.8
                                                                                       ---------     ---------     ---------
Cash, end of year                                                                      $     4.8     $     3.4     $   175.6
                                                                                       =========     =========     =========


See accompanying notes to consolidated financial statements.

               NATIONWIDE LIFE INSURANCE COMPANY AND SUBSIDIARIES
       (a wholly owned subsidiary of Nationwide Financial Services, Inc.)

                   Notes to Consolidated Financial Statements

                        December 31, 1999, 1998 and 1997


(1)      Organization and Description of Business

         Nationwide Life Insurance Company (NLIC) is a leading provider of long-term savings and retirement products in the United States and is a wholly owned subsidiary of Nationwide Financial Services, Inc. (NFS). The Company develops and sells a diverse range of products including variable annuities, fixed annuities and life insurance as well as investment management and administrative services. NLIC markets its products through a broad network of distribution channels, including independent broker/dealers, national and regional brokerage firms, financial institutions, pension plan administrators, life insurance specialists, Nationwide Retirement Solutions sales representatives, and Nationwide agents.

         Wholly owned subsidiaries of NLIC include Nationwide Life and Annuity Insurance Company (NLAIC), Nationwide Advisory Services, Inc., and Nationwide Investment Services Corporation. NLIC and its subsidiaries are collectively referred to as "the Company."


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

         (a)  Consolidation Policy

              The consolidated financial statements include the accounts of NLIC and its wholly owned subsidiaries. All significant intercompany balances and transactions have been eliminated.

               NATIONWIDE LIFE INSURANCE COMPANY AND SUBSIDIARIES
                         (a wholly owned subsidiary of
                      Nationwide Financial Services, Inc.)

              Notes to Consolidated Financial Statements, Continued


         (b)  Valuation of Investments and Related Gains and Losses

              The Company is required to classify its fixed maturity securities and equity securities as either held-to-maturity, available-for-sale or trading. Fixed maturity securities are classified as held-to-maturity when the Company has the positive intent and ability to hold the securities to maturity and are stated at amortized cost. Fixed maturity securities not classified as held-to-maturity and all equity securities are classified as available-for-sale and are stated at fair value, with the unrealized gains and losses, net of adjustments to deferred policy acquisition costs and deferred federal income tax, reported as a separate component of accumulated other comprehensive income in shareholder's equity. The adjustment to deferred policy acquisition costs represents the change in amortization of deferred policy acquisition costs that would have been required as a charge or credit to operations had such unrealized amounts been realized. The Company has no fixed maturity securities classified as held-to-maturity or trading as of December 31, 1999 or 1998.

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

         (e)  Separate Accounts

              Separate account assets and liabilities represent contractholders' funds which have been segregated into accounts with specific investment objectives. For all but $915.4 million of separate account assets, the investment income and gains or losses of these accounts accrue directly to the contractholders. The activity of the separate accounts is not reflected in the consolidated statements of income and cash flows except for the fees the Company receives.

         (f)  Future Policy Benefits

              Future policy benefits for investment products in the accumulation phase, universal life insurance and variable universal life insurance policies have been calculated based on participants' contributions plus interest credited less applicable contract charges. The average interest rate credited on investment product policy reserves was 5.6%, 6.0% and 6.1% for the years ended December 31, 1999, 1998 and 1997, respectively.

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

               NATIONWIDE LIFE INSURANCE COMPANY AND SUBSIDIARIES
                         (a wholly owned subsidiary of
                      Nationwide Financial Services, Inc.)

              Notes to Consolidated Financial Statements, Continued


         (g)  Participating Business

              Participating business represents approximately 29% in 1999 (40% in 1998 and 50% in 1997) of the Company's life insurance in force, 69% in 1999 (74% in 1998 and 77% in 1997) of the number of life insurance policies in force, and 13% in 1999 (14% in 1998 and 27% in 1997) of life insurance statutory premiums. The provision for policyholder dividends is based on current dividend scales and is included in "Future policy benefits and claims" in the accompanying consolidated balance sheets.

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

         (j)  Recently Issued Accounting Pronouncements

              In March 1998, The American Institute of Certified Public Accountant's Accounting Standards Executive Committee issued Statement of Position (SOP) 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use." The SOP, which has been adopted prospectively as of January 1, 1999, requires the capitalization of certain costs incurred in connection with developing or obtaining internal use software. Prior to the adoption of SOP 98-1, the Company expensed internal use software related costs as incurred. The effect of adopting the SOP was to increase net income for 1999 by $8.3 million.

              In June 1998, the Financial Accounting Standards Board (FASB) issued Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities" (FAS 133). FAS 133 establishes accounting and reporting standards for derivative instruments and for hedging activities. Contracts that contain embedded derivatives, such as certain investment and insurance contracts, are also addressed by the Statement. FAS 133 requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. In July 1999 the FASB issued Statement No. 137 which delayed the effective date of FAS 133 to fiscal years beginning after June 15, 2000. The Company plans to adopt this Statement in first quarter 2001 and is currently evaluating the impact on results of operations and financial condition.

         (k)  Reclassification

              Certain items in the 1998 and 1997 consolidated financial statements have been reclassified to conform to the 1999 presentation.

               NATIONWIDE LIFE INSURANCE COMPANY AND SUBSIDIARIES
                         (a wholly owned subsidiary of
                      Nationwide Financial Services, Inc.)

              Notes to Consolidated Financial Statements, Continued


(3)      Investments

         The amortized cost, gross unrealized gains and losses and estimated fair value of securities available-for-sale as of December 31, 1999 and 1998 were:

                                                                                     Gross        Gross
                                                                     Amortized    unrealized    unrealized      Estimated
             (in millions)                                             cost          gains        losses        fair value
                                                                     ---------       ------       -------        ---------
             December 31, 1999:
               Fixed maturity securities:
                 U.S. Treasury securities and obligations of U.S.
                   government corporations and agencies              $   428.4       $ 23.4       $  (2.4)       $   449.4
                 Obligations of states and political subdivisions          0.8           --            --              0.8
                 Debt securities issued by foreign governments           110.6          0.6          (0.8)           110.4
                 Corporate securities                                 11,414.7        118.9        (218.6)        11,315.0
                 Mortgage-backed securities                            3,422.8         25.8         (30.2)         3,418.4
                                                                     ---------       ------       -------        ---------
                     Total fixed maturity securities                  15,377.3        168.7        (252.0)        15,294.0
               Equity securities                                          84.9         12.4          (4.4)            92.9
                                                                     ---------       ------       -------        ---------
                                                                     $15,462.2       $181.1       $(256.4)       $15,386.9
                                                                     =========       ======       =======        =========

             December 31, 1998:
               Fixed maturity securities:
                 U.S. Treasury securities and obligations of U.S.
                   government corporations and agencies              $   255.9       $ 13.0       $    --        $   268.9
                 Obligations of states and political subdivisions          1.6           --            --              1.6
                 Debt securities issued by foreign governments           106.5          4.5            --            111.0
                 Corporate securities                                  9,899.6        423.2         (18.7)        10,304.1
                 Mortgage-backed securities                            3,457.7        104.2          (2.4)         3,559.5
                                                                     ---------       ------       -------        ---------
                     Total fixed maturity securities                  13,721.3        544.9         (21.1)        14,245.1
               Equity securities                                         110.4         18.3          (1.5)           127.2
                                                                     ---------       ------       -------        ---------
                                                                     $13,831.7       $563.2       $ (22.6)       $14,372.3
                                                                     =========       ======       =======        =========

         The amortized cost and estimated fair value of fixed maturity securities available-for-sale as of December 31, 1999, by expected maturity, are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

                                                                                    Amortized        Estimated
             (in millions)                                                            cost          fair value
                                                                                    ---------        ---------
             Fixed maturity securities available for sale:
               Due in one year or less                                              $   847.0        $   847.0
               Due after one year through five years                                  5,240.5          5,205.7
               Due after five years through ten years                                 5,046.9          5,005.2
               Due after ten years                                                    4,242.9          4,236.1
                                                                                    ---------        ---------
                                                                                    $15,377.3        $15,294.0
                                                                                    =========        =========


               NATIONWIDE LIFE INSURANCE COMPANY AND SUBSIDIARIES
                         (a wholly owned subsidiary of
                      Nationwide Financial Services, Inc.)

              Notes to Consolidated Financial Statements, Continued



         The components of unrealized (losses) gains on securities available-for-sale, net, were as follows as of December 31:

             (in millions)                                                           1999         1998
                                                                                    ------       -------
             Gross unrealized (losses) gains                                        $(75.3)      $ 540.6
             Adjustment to deferred policy acquisition costs                          50.9        (116.6)
             Deferred federal income tax                                               8.5        (148.4)
                                                                                    ------       -------
                                                                                    $(15.9)      $ 275.6
                                                                                    ======       =======

         An analysis of the change in gross unrealized (losses) gains on securities available-for-sale for the years ended December 31:

             (in millions)                                                   1999          1998          1997
                                                                            -------        -----        ------

             Securities available-for-sale:
               Fixed maturity securities                                    $(607.1)       $52.6        $137.5
               Equity securities                                               (8.8)         4.2          (2.7)
                                                                            -------        -----        ------
                                                                            $(615.9)       $56.8        $134.8
                                                                            =======        =====        ======

         Proceeds from the sale of securities available-for-sale during 1999, 1998 and 1997 were $513.1 million, $610.5 million and $574.5 million, respectively. During 1999, gross gains of $10.4 million ($9.0 million and $9.9 million in 1998 and 1997, respectively) and gross losses of $28.0 million ($7.6 million and $18.0 million in 1998 and 1997, respectively) were realized on those sales. In addition, gross gains of $15.1 million and gross losses of $0.7 million were realized in 1997 when the Company paid a dividend to NFS, which then made an equivalent dividend to Nationwide Corp., consisting of securities having an aggregate fair value of $850.0 million.

         The Company had $15.6 million of real estate investments at December 31, 1999 that were non-income producing the preceding twelve months. During 1998 the Company had investments of $42.4 million that were non-income producing, which consisted of $32.7 million of securities available-for-sale and $9.7 million of real estate.

         Real estate is presented at cost less accumulated depreciation of $24.8 million as of December 31, 1999 ($21.5 million as of December 31, 1998) and valuation allowances of $5.5 million as of December 31, 1999 ($5.4 million as of December 31, 1998).

         The recorded investment of mortgage loans on real estate considered to be impaired was $3.7 million as of both December 31, 1999 and 1998. No valuation allowance has been recorded for these loans as of December 31, 1999 or 1998. During 1999, the average recorded investment in impaired mortgage loans on real estate was approximately $3.7 million ($9.1 million in 1998) and there was no interest income recognized on those loans. Interest income recognized on impaired loans was $0.3 million in 1998 which is equal to interest income recognized using a cash-basis method of income recognition.

               NATIONWIDE LIFE INSURANCE COMPANY AND SUBSIDIARIES
                         (a wholly owned subsidiary of
                      Nationwide Financial Services, Inc.)

              Notes to Consolidated Financial Statements, Continued



         Activity in the valuation allowance account for mortgage loans on real estate is summarized for the years ended December 31:

             (in millions)                                             1999     1998     1997
                                                                       -----    -----    -----

             Allowance, beginning of year                              $42.4    $42.5    $51.0
               Additions (reductions) charged to operations              0.7     (0.1)    (1.2)
               Direct write-downs charged against the allowance           --       --     (7.3)
               Allowance on acquired mortgage loans                      1.3       --       --
                                                                       -----    -----    -----
             Allowance, end of year                                    $44.4    $42.4    $42.5
                                                                       =====    =====    =====

         An analysis of investment income by investment type follows for the years ended December 31:

             (in millions)                                                  1999       1998       1997
                                                                          --------   --------   --------

             Gross investment income:
               Securities available-for-sale:
                 Fixed maturity securities                                $1,031.3   $  982.5   $  911.6
                 Equity securities                                             2.5        0.8        0.8
               Mortgage loans on real estate                                 460.4      458.9      457.7
               Real estate                                                    28.8       40.4       42.9
               Short-term investments                                         18.6       17.8       22.7
               Other                                                          26.5       30.7       21.0
                                                                          --------   --------   --------
                   Total investment income                                 1,568.1    1,531.1    1,456.7
             Less investment expenses                                         47.3       49.5       47.5
                                                                          --------   --------   --------
                   Net investment income                                  $1,520.8   $1,481.6   $1,409.2
                                                                          ========   ========   ========

         An analysis of realized gains (losses) on investments, net of valuation allowances, by investment type follows for the years ended December 31:

             (in millions)                                                 1999     1998    1997
                                                                          -------   -----   -----

             Securities available-for-sale:
               Fixed maturity securities                                  $(25.0)  $(0.7)  $ 3.6
               Equity securities                                             7.4     2.1     2.7
             Mortgage loans on real estate                                  (0.6)    3.9     1.6
             Real estate and other                                           6.6    23.1     3.2
                                                                          ------   -----   -----
                                                                          $(11.6)  $28.4   $11.1
                                                                          ======   =====   =====

         Fixed maturity securities with an amortized cost of $9.1 million as of December 31, 1999 and $6.5 million as of December 31, 1998 were on deposit with various regulatory agencies as required by law.

(4)      Derivative Financial Instruments

         The Company uses derivative financial instruments, principally interest rate swaps, interest rate futures contracts and foreign currency swaps, to manage market risk exposures associated with changes in interest rates and foreign currency exchange rates. Provided they meet specific criteria, interest rate swaps and futures are considered hedges and are accounted for under the accrual method and deferral method, respectively. The Company has no significant derivative positions that are not considered hedges.

               NATIONWIDE LIFE INSURANCE COMPANY AND SUBSIDIARIES
                         (a wholly owned subsidiary of
                      Nationwide Financial Services, Inc.)

              Notes to Consolidated Financial Statements, Continued



         Interest rate swaps are primarily used to convert specific investment securities and interest bearing policy liabilities from a fixed-rate to a floating-rate basis. Amounts receivable or payable under these agreements are recognized as an adjustment to net investment income or interest credited to policyholder account balances consistent with the nature of the hedged item. The changes in fair value of the interest rate swap agreements are not recognized on the balance sheet, except for interest rate swaps designated as hedges of fixed maturity securities available-for-sale, for which changes in fair values are reported in accumulated other comprehensive income.

         Interest rate futures contracts are primarily used to hedge the risk of adverse interest rate changes related to the Company's mortgage loan commitments and anticipated purchases of fixed rate investments. Gains and losses are deferred and, at the time of closing, reflected as an adjustment to the carrying value of the related mortgage loans or investments. The carrying value adjustments are amortized into net investment income over the life of the related mortgage loans or investments.

         Foreign currency swaps are used to convert cash flows from specific policy liabilities and investments denominated in foreign currencies into U.S. dollars at specified exchange rates. Gains and losses on foreign currency swaps are recorded in earnings based on the related spot foreign exchange rate at the end of the reporting period. Gains and losses on these contracts offset those recorded as a result of translating the hedged foreign currency denominated liabilities and investments to U.S. dollars.

         The following table summarizes the notional amount of derivative financial instruments classified as hedges outstanding as of December 31, 1999. Prior to 1999 the Company's activities in derivatives were not significant.

                                                                               (in millions)
                                                                               -------------
            Interest rate swaps
               Pay fixed/receive variable rate swaps hedging investments          $362.7
               Pay variable/receive fixed rate swaps hedging investments          $ 28.5
               Other contracts hedging investments                                $ 19.1
               Pay variable/receive fixed rate swaps hedging liabilities          $577.2

            Foreign currency swaps
               Hedging foreign currency denominated investments                   $ 14.8
               Hedging foreign currency denominated liabilities                   $577.2

            Interest rate futures contracts                                       $781.6


               NATIONWIDE LIFE INSURANCE COMPANY AND SUBSIDIARIES
                         (a wholly owned subsidiary of
                      Nationwide Financial Services, Inc.)

              Notes to Consolidated Financial Statements, Continued



(5)      Federal Income Tax

         The tax effects of temporary differences that give rise to significant components of the net deferred tax liability as of December 31, 1999 and 1998 are as follows:

             (in millions)                                                   1999            1998
                                                                             ----            ----
             Deferred tax assets:
               Fixed maturity securities                                    $  5.3          $   --
               Future policy benefits                                        149.5           207.7
               Liabilities in separate accounts                              373.6           319.9
               Mortgage loans on real estate and real estate                  18.5            17.5
               Other assets and other liabilities                             51.1            58.9
                                                                             -----          ------
                 Total gross deferred tax assets                             598.0           604.0
                 Less valuation allowance                                     (7.0)           (7.0)
                                                                             -----          ------
                 Net deferred tax assets                                     591.0           597.0
                                                                             -----          ------

             Deferred tax liabilities:
               Deferred policy acquisition costs                             724.4           568.7
               Fixed maturity securities                                        --           212.2
               Deferred tax on realized investment gains                      34.7            34.8
               Equity securities and other long-term investments              10.8             9.6
               Other                                                          26.5            21.6
                                                                            ------          ------
                 Total gross deferred tax liabilities                        796.4           846.9
                                                                            ------          ------
                 Net deferred tax liability                                 $205.4          $249.9
                                                                            ======          ======

         In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion of the total gross deferred tax assets will not be realized. Nearly all future deductible amounts can be offset by future taxable amounts or recovery of federal income tax paid within the statutory carryback period. There has been no change in the valuation allowance for the years ended December 31, 1999, 1998 and 1997.

         The Company's current federal income tax liability was $104.7 million and $72.8 million as of December 31, 1999 and 1998, respectively.

         Federal income tax expense for the years ended December 31 was as follows:

           (in millions)                    1999      1998      1997
                                           ------    ------    ------

           Currently payable               $ 53.6    $186.1    $121.7
           Deferred tax expense             147.8       4.3      28.5
                                           ------    ------    ------
                                           $201.4    $190.4    $150.2
                                           ======    ======    ======

               NATIONWIDE LIFE INSURANCE COMPANY AND SUBSIDIARIES
                         (a wholly owned subsidiary of
                      Nationwide Financial Services, Inc.)

              Notes to Consolidated Financial Statements, Continued



         Total federal income tax expense for the years ended December 31, 1999, 1998 and 1997 differs from the amount computed by applying the U.S. federal income tax rate to income before tax as follows:

                                                             1999                     1998                     1997
                                                       ----------------         ----------------         ----------------
         (in millions)                                 Amount       %           Amount        %          Amount        %
                                                       ------      ----         ------      ----         ------      ----

         Computed (expected) tax expense               $212.3      35.0         $195.0      35.0         $150.5      35.0
         Tax exempt interest and dividends
           received deduction                            (7.3)     (1.2)          (4.9)     (0.9)            --        --
         Income tax credits                              (4.3)     (0.7)            --        --             --        --
         Other, net                                       0.7       0.1            0.3       0.1           (0.3)     (0.1)
                                                       ------      ----         ------      ----         ------      ----
             Total (effective rate of each year)       $201.4      33.2         $190.4      34.2         $150.2      34.9
                                                       ======      ====         ======      ====         ======      ====

         Total federal income tax paid was $29.8 million, $173.4 million and $91.8 million during the years ended December 31, 1999, 1998 and 1997, respectively.

(6)      Comprehensive Income

         Comprehensive Income includes net income as well as certain items that are reported directly within separate components of shareholder's equity that bypass net income. Currently, the Company's only component of Other Comprehensive Income is unrealized gains (losses) on securities available-for-sale. The related before and after federal tax amounts are as follows:

             (in millions)                                                 1999       1998       1997
                                                                          -------    ------     ------
             Unrealized gains (losses) on securities available-for-sale arising during the period:
                Gross                                                     $(665.3)   $ 58.2     $141.1
                Adjustment to deferred policy acquisition costs             167.5     (12.9)     (21.8)
                Related federal income tax (expense) benefit                171.4     (15.9)     (41.7)
                                                                          -------    ------     ------
                   Net                                                     (326.4)     29.4       77.6
                                                                          -------    ------     ------

             Reclassification adjustment for net (gains) losses on
                securities available-for-sale realized during the
                period:
                Gross                                                        17.6      (1.4)      (6.3)
                Related federal income tax expense (benefit)                 (6.2)      0.5        2.2
                                                                          -------    ------     ------
                   Net                                                       11.4      (0.9)      (4.1)
                                                                          -------    ------     ------
             Total Other Comprehensive Income                             $(315.0)   $ 28.5     $ 73.5
                                                                          =======    ======     ======

(7)      Fair Value of Financial Instruments

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

         The following methods and assumptions were used by the Company in estimating its fair value disclosures:

              Fixed maturity and equity securities: The fair value for fixed maturity securities is based on quoted market prices, where available. For fixed maturity securities not actively traded, fair value is estimated using values obtained from independent pricing services or, in the case of private placements, is estimated by discounting expected future cash flows using a current market rate applicable to the yield, credit quality and maturity of the investments. The fair value for equity securities is based on quoted market prices. The carrying amount and fair value for fixed maturity and equity securities exclude the fair value of derivatives contracts designated as hedges of fixed maturity and equity securities.

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

              Commitments to extend credit: Commitments to extend credit have nominal fair value because of the short-term nature of such commitments. See note 8.

              Futures contracts: The fair value for futures contracts is based on quoted market prices.

              Interest rate and foreign currency swaps: The fair value for interest rate and foreign currency swaps are calculated with pricing models using current rate assumptions.

           Carrying amount and estimated fair value of financial instruments subject to disclosure requirements and policy reserves on life insurance contracts were as follows as of December 31:

                                                                         1999                              1998
                                                                ------------------------         -------------------------
                                                                Carrying       Estimated         Carrying       Estimated
               (in millions)                                     amount        fair value         amount        fair value
                                                                ---------      ---------         ---------      ----------
               Assets:
                 Investments:
                   Securities available-for-sale:
                     Fixed maturity securities                  $15,294.0      $15,294.0         $14,245.1       $14,245.1
                     Equity securities                               92.9           92.9             128.5           128.5
                   Mortgage loans on real estate, net             5,786.3        5,745.5           5,328.4         5,527.6
                   Policy loans                                     519.6          519.6             464.3           464.3
                   Short-term investments                           416.0          416.0             289.1           289.1
                 Cash                                                 4.8            4.8               3.4             3.4
                 Assets held in separate accounts                67,135.1       67,135.1          50,935.8        50,935.8

               Liabilities:
                 Investment contracts                           (16,977.7)     (16,428.6)        (15,468.7)      (15,158.6)
                 Policy reserves on life insurance contracts     (4,883.9)      (4,607.9)         (3,914.0)       (3,768.9)
                 Liabilities related to separate accounts       (67,135.1)     (66,318.7)        (50,935.8)      (49,926.5)

               Derivative financial instruments:
                 Interest rate swaps hedging assets                   4.3            4.3               -               -
                 Interest rate swaps hedging liabilities              -            (24.2)              -               -
                 Foreign currency swaps                             (11.8)         (11.8)              -               -
                 Futures contracts                                    1.3            1.3              (1.3)           (1.3)

(8)      Risk Disclosures

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

         Financial Instruments with Off-Balance-Sheet Risk: The Company is a party to financial instruments with off-balance-sheet risk in the normal course of business through management of its investment portfolio. These financial instruments include commitments to extend credit in the form of loans and derivative financial instruments. These instruments involve, to varying degrees, elements of credit risk in excess of amounts recognized on the consolidated balance sheets.

         Commitments to fund fixed rate mortgage loans on real estate are agreements to lend to a borrower, and are subject to conditions established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a deposit. Commitments extended by the Company are based on management's case-by-case credit evaluation of the borrower and the borrower's loan collateral. The underlying mortgage property represents the collateral if the commitment is funded. The Company's policy for new mortgage loans on real estate is to lend no more than 75% of collateral value. Should the commitment be funded, the Company's exposure to credit loss in the event of nonperformance by the borrower is represented by the contractual amounts of these commitments less the net realizable value of the collateral. The contractual amounts also represent the cash requirements for all unfunded commitments. Commitments on mortgage loans on real estate of $216.2 million extending into 2000 were outstanding as of December 31, 1999. The Company also had $28.0 million of commitments to purchase fixed maturity securities outstanding as of December 31, 1999.

         Notional amounts of derivative financial instruments, primarily interest rate swaps, interest rate futures contracts and foreign currency swaps, significantly exceed the credit risk associated with these instruments and represent contractual balances on which calculations of amounts to be exchanged are based. Credit exposure is limited to the sum of the aggregate fair value of positions that have become favorable to NLIC, including accrued interest receivable due from counterparties. Potential credit losses are minimized through careful evaluation of counterparty credit standing, selection of counterparties from a limited group of high quality institutions, collateral agreements and other contract provisions. At December 31, 1999, NLIC's credit risk from these derivative financial instruments was $6.1 million.

         Significant Concentrations of Credit Risk: The Company grants mainly commercial mortgage loans on real estate to customers throughout the United States. The Company has a diversified portfolio with no more than 23% (22% in 1998) in any geographic area and no more than 2% (2% in 1998) with any one borrower as of December 31, 1999. As of December 31, 1999, 39% (42% in 1998) of the remaining principal balance of the Company's commercial mortgage loan portfolio financed retail properties.

               NATIONWIDE LIFE INSURANCE COMPANY AND SUBSIDIARIES
                         (a wholly owned subsidiary of
                      Nationwide Financial Services, Inc.)

              Notes to Consolidated Financial Statements, Continued



         Reinsurance: The Company has entered into a reinsurance contract to cede a portion of its general account individual annuity business to The Franklin Life Insurance Company (Franklin). Total recoveries due from Franklin were $143.6 million and $187.9 million as of December 31, 1999 and 1998, respectively. The contract is immaterial to the Company's results of operations. The ceding of risk does not discharge the original insurer from its primary obligation to the policyholder. Under the terms of the contract, Franklin has established a trust as collateral for the recoveries. The trust assets are invested in investment grade securities, the market value of which must at all times be greater than or equal to 102% of the reinsured reserves.

(9)      Pension Plan and Postretirement Benefits Other Than Pensions

         The Company is a participant, together with other affiliated companies, in a pension plan covering all employees who have completed at least one year of service. The Company funds pension costs accrued for direct employees plus an allocation of pension costs accrued for employees of affiliates whose work efforts benefit the Company. Assets of the Retirement Plan are invested in group annuity contracts of NLIC.

         Pension cost (benefit) charged to operations by the Company during the years ended December 31, 1999, 1998 and 1997 were $(8.3) million, $2.0 million and $7.5 million, respectively. The Company has recorded a prepaid pension asset of $13.3 million and $5.0 million as of December 31, 1999 and 1998, respectively.

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

         The Company's accrued postretirement benefit expense as of December 31, 1999 and 1998 was $49.6 million and $40.1 million, respectively, and the net periodic postretirement benefit cost (NPPBC) for 1999, 1998 and 1997 was $4.9 million, $4.1 million and $3.0 million, respectively.

               NATIONWIDE LIFE INSURANCE COMPANY AND SUBSIDIARIES
                         (a wholly owned subsidiary of
                      Nationwide Financial Services, Inc.)

              Notes to Consolidated Financial Statements, Continued


         Information regarding the funded status of the pension plan as a whole and the postretirement life and health care benefit plan as a whole as of December 31, 1999 and 1998 follows:

                                                                         Pension Benefits        Postretirement Benefits
                                                                        ------------------       -----------------------
              (in millions)                                               1999       1998         1999            1998
              --------------------------------------------------------- --------   --------      -------         -------
              Change in benefit obligation:
              Benefit obligation at beginning of year                   $2,185.0   $2,033.8      $ 270.1         $ 237.9
              Service cost                                                  80.0       87.6         14.2             9.8
              Interest cost                                                109.9      123.4         17.6            15.4
              Actuarial (gain) loss                                        (95.0)     123.2        (64.4)           15.6
              Plan settlement in 1999/curtailment in 1998                 (396.1)    (107.2)          --              --
              Benefits paid                                                (72.4)     (75.8)       (11.0)           (8.6)
              Acquired companies                                              --         --         13.3              --
                                                                        --------   --------      -------         -------
              Benefit obligation at end of year                          1,811.4    2,185.0        239.8           270.1
                                                                        --------   --------      -------         -------
              Change in plan assets:
              Fair value of plan assets at beginning of year             2,541.9    2,212.9         77.9            69.2
              Actual return on plan assets                                 161.8      300.7          3.5             5.0
              Employer contribution                                         12.4      104.1         20.9            12.1
              Plan settlement                                             (396.1)        --           --              --
              Benefits paid                                                (72.4)     (75.8)       (11.0)           (8.4)
                                                                        --------   --------      -------         -------
              Fair value of plan assets at end of year                   2,247.6    2,541.9         91.3            77.9
                                                                        --------   --------      -------         -------

              Funded status                                                436.2      356.9       (148.5)         (192.2)
              Unrecognized prior service cost                               28.2       31.5           --              --
              Unrecognized net (gains) losses                             (402.0)    (345.7)       (46.7)           16.0
              Unrecognized net (asset) obligation at transition             (7.7)     (11.0)         1.1             1.3
                                                                        --------   --------      -------         -------
              Prepaid (accrued) benefit cost                            $   54.7   $   31.7      $(194.1)        $(174.9)
                                                                        ========   ========      =======         =======


               NATIONWIDE LIFE INSURANCE COMPANY AND SUBSIDIARIES
                         (a wholly owned subsidiary of
                      Nationwide Financial Services, Inc.)

              Notes to Consolidated Financial Statements, Continued



         Basis for measurements, funded status of the pension plan and postretirement life and health care benefit plan:

                                                                    Pension Benefits        Postretirement Benefits
                                                                    ----------------        -----------------------
                                                                    1999        1998         1999             1998
                                                                    ----        ----        -------          ------

              Weighted average discount rate                        7.00%       5.50%        7.80%            6.65%
              Rate of increase in future compensation levels        5.25%       3.75%          --               --
              Assumed health care cost trend rate:
                    Initial rate                                      --          --        15.00%           15.00%
                    Ultimate rate                                     --          --         5.50%            8.00%
                    Uniform declining period                          --          --        5 Years         15 Years

         The net periodic pension cost for the pension plan as a whole for the years ended December 31, 1999, 1998 and 1997 follows:

              (in millions)                                                              1999       1998          1997
              --------------------------------------------------------------------------------   -----------   ------------
              Service cost (benefits earned during the period)                         $  80.0      $  87.6      $   77.3
              Interest cost on projected benefit obligation                              109.9        123.4         118.6
              Expected return on plan assets                                            (160.3)      (159.0)       (139.0)
              Recognized gains                                                            (9.1)        (3.8)           --
              Amortization of prior service cost                                           3.2          3.2           3.2
              Amortization of unrecognized transition obligation (asset)                  (1.4)         4.2           4.2
                                                                                       -------      -------      --------
                                                                                       $  22.3      $  55.6      $   64.3
                                                                                       =======      =======      ========

         Effective December 31, 1998, Wausau Service Corporation (WSC) ended its affiliation with Nationwide Insurance and employees of WSC ended participation in the plan. A curtailment gain of $67.1 million resulted (consisting of a $107.2 million reduction in the projected benefit obligation, net of the write-off of the $40.1 million remaining unamortized transition obligation related to WSC). During 1999, the plan transferred assets to settle its obligation related to WSC employees . A settlement gain of $32.9 million was recognized.

         Basis for measurements, net periodic pension cost for the pension plan:

                                                                           1999          1998          1997
                                                                          ------        -----         -----
             Weighted average discount rate                               6.08%         6.00%         6.50%
             Rate of increase in future compensation levels               4.33%         4.25%         4.75%
             Expected long-term rate of return on plan assets             7.33%         7.25%         7.25%




               NATIONWIDE LIFE INSURANCE COMPANY AND SUBSIDIARIES
                         (a wholly owned subsidiary of
                      Nationwide Financial Services, Inc.)

              Notes to Consolidated Financial Statements, Continued



         The amount of NPPBC for the postretirement benefit plan as a whole for the years ended December 31, 1999, 1998 and 1997 was as follows:

             (in millions)                                                              1999          1998          1997
                                                                                         -------   -----------   -----------
             Service cost (benefits attributed to employee service during the year)      $14.2         $ 9.8         $ 7.0
             Interest cost on accumulated postretirement benefit obligation               17.6          15.4          14.0
             Actual return on plan assets                                                 (3.5)         (5.0)         (3.6)
             Amortization of unrecognized transition obligation of affiliates              0.6           0.2           0.2
             Net amortization and deferral                                                (1.8)          1.2          (0.5)
                                                                                         -----         -----         -----
                                                                                         $27.1         $21.6         $17.1
                                                                                         =====         =====         =====

         Actuarial assumptions used for the measurement of the NPPBC for the postretirement benefit plan for 1999, 1998 and 1997 were as follows:


                                                               1999      1998       1997
                                                             -------    ------     ------

               Discount rate                                 6.65%      6.70%      7.25%
               Long term rate of return on plan
                   assets, net of tax                        7.15%      5.83%      5.89%
               Assumed health care cost trend rate:
                   Initial rate                             15.00%     12.00%     11.00%
                   Ultimate rate                             5.50%      6.00%      6.00%
                   Uniform declining period                 5 Years   12 Years   12 Years


         For the postretirement benefit plan as a whole, a one percentage point increase or decrease in the assumed health care cost trend rate would have no impact on the APBO as of December 31, 1999 and have no impact on the NPPBC for the year ended December 31, 1999.

(10) Shareholder's Equity, Regulatory Risk-Based Capital, Retained Earnings and Dividend Restrictions

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

         The statutory capital and surplus of NLIC as of December 31, 1999, 1998 and 1997 was $1.35 billion, $1.32 billion and $1.13 billion, respectively. The statutory net income of NLIC for the years ended December 31, 1999, 1998 and 1997 was $276.2 million, $171.0 million and $111.7 million, respectively.

         The Company is limited in the amount of shareholder dividends it may pay without prior approval by the Department. As of December 31, 1999 $40.2 million of dividends could be paid by NLIC without prior approval.

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

(11)     Transactions With Affiliates

         During second quarter 1999 the Company entered into a modified coinsurance arrangement to reinsure the 1999 operating results of an affiliated company, Employers Life Insurance Company of Wausau (ELOW) retroactive to January 1, 1999. In September 1999, NFS acquired ELOW for $120.8 million and immediately merged ELOW into NLIC terminating the modified coinsurance arrangement. Because ELOW was an affiliate, the Company accounted for the merger similar to poolings-of-interests; however, prior period financial statements were not restated due to immateriality. The reinsurance and merger combined contributed $1.46 million to year to date net income.

         The Company has a reinsurance agreement with NMIC whereby all of the Company's accident and health business is ceded to NMIC on a modified coinsurance basis. The agreement covers individual accident and health business for all periods presented and group and franchise accident and health business since July 1, 1999. Either party may terminate the agreement on January 1 of any year with prior notice. Prior to July 1, 1999 group and franchise accident and health business and a block of group life insurance policies were ceded to ELOW under a modified coinsurance agreement. Under a modified coinsurance agreement, invested assets are retained by the ceding company and investment earnings are paid to the reinsurer. Under the terms of the Company's agreements, the investment risk associated with changes in interest rates is borne by the reinsurer. Risk of asset default is retained by the Company, although a fee is paid to the Company for the retention of such risk. The ceding of risk does not discharge the original insurer from its primary obligation to the policyholder. The Company believes that the terms of the modified coinsurance agreements are consistent in all material respects with what the Company could have obtained with unaffiliated parties. Revenues ceded to NMIC and ELOW for the years ended December 31, 1999, 1998 and 1997 were $193.0 million, $216.9 million, and $315.3 million, respectively, while benefits, claims and expenses ceded were $216.9 million, $259.3 million, and $326.6 million, respectively.

         Pursuant to a cost sharing agreement among NMIC and certain of its direct and indirect subsidiaries, including the Company, NMIC provides certain operational and administrative services, such as sales support, advertising, personnel and general management services, to those subsidiaries. Expenses covered by such agreement are subject to allocation among NMIC and such subsidiaries. Measures used to allocate expenses among companies include individual employee estimates of time spent, special cost studies, salary expense, commission expense and other methods agreed to by the participating companies that are within industry guidelines and practices. In addition, beginning in 1999 Nationwide Services Company, a subsidiary of NMIC, provides computer, telephone, mail, employee benefits administration, and other services to NMIC and certain of its direct and indirect subsidiaries, including the Company, based on specified rates for units of service consumed. For the years ended December 31, 1999, 1998 and 1997, the Company made payments to NMIC and Nationwide Services Company totaling $124.1 million, $95.0 million, and $85.8 million, respectively. In addition, the Company does not believe that expenses recognized under these agreements are materially different than expenses that would have been recognized had the Company operated on a stand-alone basis.

         The Company leases office space from NMIC and certain of its subsidiaries. For the years ended December 31, 1999, 1998 and 1997, the Company made lease payments to NMIC and its subsidiaries of $9.9 million, $8.0 million and $8.4 million, respectively.

               NATIONWIDE LIFE INSURANCE COMPANY AND SUBSIDIARIES
                         (a wholly owned subsidiary of
                      Nationwide Financial Services, Inc.)

              Notes to Consolidated Financial Statements, Continued


         The Company also participates in intercompany repurchase agreements with affiliates whereby the seller will transfer securities to the buyer at a stated value. Upon demand or a stated period, the securities will be repurchased by the seller at the original sales price plus a price differential. Transactions under the agreements during 1999 and 1998 were not material. The Company believes that the terms of the repurchase agreements are materially consistent with what the Company could have obtained with unaffiliated parties.

         The Company and various affiliates entered into agreements with Nationwide Cash Management Company (NCMC), an affiliate, under which NCMC acts as a common agent in handling the purchase and sale of short-term securities for the respective accounts of the participants. Amounts on deposit with NCMC were $411.7 million and $248.4 million as of December 31, 1999 and 1998, respectively, and are included in short-term investments on the accompanying consolidated balance sheets.

         As part of certain restructuring activities that occurred prior to the March 1997 IPO, the Company paid a dividend valued at $485.7 million to Nationwide Corp. on January 1, 1997 consisting of the outstanding shares of common stock of ELOW, National Casualty Company (NCC) and West Coast Life Insurance Company (WCLIC). Also, on February 24, 1997, the Company paid a dividend to NFS, and NFS paid an equivalent dividend to Nationwide Corp., consisting of securities having an aggregate fair value of $850.0 million. The Company recognized a gain of $14.4 million on the transfer of securities.

         Certain annuity products are sold through three affiliated companies, which are also subsidiaries of NFS. Total commissions and fees paid to these affiliates for the three years ended December 31, 1999 were $56.0 million, $60.0 million and $66.1 million, respectively.

(12)     Bank Lines of Credit

         NFS, NLIC and NMIC are parties to a $600.0 million revolving credit facility which provides for a $600.0 million loan over a five year term on a fully revolving basis with a group of national financial institutions. The credit facility provides for several and not joint liability with respect to any amount drawn by any party. NFS, NLIC and NMIC pay facility and usage fees to the financial institutions to maintain the revolving credit facility. As of December 31, 1999 the Company had no amounts outstanding under the agreement.

(13)     Contingencies

         On October 29, 1998, the Company was named in a lawsuit filed in Ohio state court related to the sale of deferred annuity products for use as investments in tax-deferred contributory retirement plans (Mercedes Castillo v. Nationwide Financial Services, Inc., Nationwide Life Insurance Company and Nationwide Life and Annuity Insurance Company). On May 3, 1999, the complaint was amended to, among other things, add Marcus Shore as a second plaintiff. The amended complaint is brought as a class action on behalf of all persons who purchased individual deferred annuity contracts or participated in group annuity contracts sold by the Company and the other named Company affiliates which were used to fund certain tax-deferred retirement plans. The amended complaint seeks unspecified compensatory and punitive damages. No class has been certified. On June 11, 1999, the Company and the other named defendants filed a motion to dismiss the amended complaint. On March 8, 2000, the court denied the motion to dismiss the amended complaint filed by the Company and other named defendants. The Company intends to defend this lawsuit vigorously.

(14)     Segment Information

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

               NATIONWIDE LIFE INSURANCE COMPANY AND SUBSIDIARIES
                         (a wholly owned subsidiary of
                      Nationwide Financial Services, Inc.)

              Notes to Consolidated Financial Statements, Continued



         The Variable Annuities segment consists of annuity contracts that provide the customer with access to a wide range of investment options, tax-deferred accumulation of savings, asset protection in the event of an untimely death, and flexible payout options including a lump sum, systematic withdrawal or a stream of payments for life. The Company's variable annuity products consist almost entirely of flexible premium deferred variable annuity contracts.

         The Fixed Annuities segment consists of annuity contracts that generate a return for the customer at a specified interest rate fixed for a prescribed period, tax-deferred accumulation of savings, and flexible payout options including a lump sum, systematic withdrawal or a stream of payments for life. Such contracts consist of single premium deferred annuities, flexible premium deferred annuities and single premium immediate annuities. The Fixed Annuities segment includes the fixed option under variable annuity contracts.

         The Life Insurance segment consists of insurance products, including variable universal life insurance and corporate-owned life insurance products, that provide a death benefit and may also allow the customer to build cash value on a tax-deferred basis.

         In addition to the product segments, the Company reports corporate revenue and expenses, investments and related investment income supporting capital not specifically allocated to its product segments, revenues and expenses of its investment advisor subsidiary, revenues and expenses related to group annuity contracts sold to Nationwide Insurance employee and agent benefit plans and all realized gains and losses on investments in a Corporate and Other segment.

         During 1999 the Company revised the allocation of net investment income among its Life Insurance and Corporate and Other segments. Also, certain amounts previously reported as other income were reclassified to operating expense. Amounts reported for prior periods have been restated to reflect these changes.

         The following table summarizes the financial results of the Company's business segments for the years ended December 31, 1999, 1998 and 1997.

                                                  Variable      Fixed        Life      Corporate
         (in millions)                            Annuities    Annuities   Insurance   and Other      Total
         ------------------------------------     ---------    ---------   ---------   ---------    ---------
         1999:
         Net investment income (1)                $   (41.5)   $ 1,134.5    $  253.1    $  174.7    $ 1,520.8
         Other operating revenue                      668.2         43.4       393.0        77.8      1,182.4
                                                  ---------    ---------    --------    --------    ---------
            Total operating revenue (2)               626.7      1,177.9       646.1       252.5      2,703.2
                                                  ---------    ---------    --------    --------    ---------
         Interest credited to policyholder
            account balances                             --        837.5       130.5       128.3      1,096.3
         Amortization of deferred policy
            acquisition costs                         162.8         49.7        60.1          --        272.6
         Other benefits and expenses                  173.6        113.5       334.7        94.4        716.2
                                                  ---------    ---------    --------    --------    ---------
            Total expenses                            336.4      1,000.7       525.3       222.7      2,085.1
                                                  ---------    ---------    --------    --------    ---------
         Operating income before
            federal income tax                        290.3        177.2       120.8        29.8        618.1
         Realized losses on investments                  --           --          --       (11.6)       (11.6)
                                                  ---------    ---------    --------    --------    ---------
         Consolidated income before
            federal tax expense                   $   290.3    $   177.2    $  120.8    $   18.2    $   606.5
                                                  =========    =========    ========    ========    =========
         Assets as of year end                    $62,599.7    $17,134.8    $6,616.7    $6,324.7    $92,675.9
                                                  =========    =========    ========    ========    =========


               NATIONWIDE LIFE INSURANCE COMPANY AND SUBSIDIARIES
                         (a wholly owned subsidiary of
                      Nationwide Financial Services, Inc.)

              Notes to Consolidated Financial Statements, Continued



                                                    Variable           Fixed            Life         Corporate
         (in millions)                              Annuities         Annuities       Insurance       and Other         Total
         ------------------------------------       ---------         ---------       ---------       ---------       ---------
         1998:
         Net investment income (1)                  $   (31.3)        $ 1,116.6        $  225.6        $  170.7        $ 1,481.6
         Other operating revenue                        532.9              35.7           318.5            78.6            965.7
                                                    ---------         ---------        --------        --------        ---------
            Total operating revenue (2)                 501.6           1,152.3           544.1           249.3          2,447.3
                                                    ---------         ---------        --------        --------        ---------
         Interest credited to policyholder
            account balances                               --             828.6           115.4           125.0          1,069.0
         Amortization of deferred policy
            acquisition costs                           123.9              44.2            46.4              --            214.5
         Other benefits and expenses                    159.3             104.2           293.5            78.1            635.1
                                                    ---------         ---------        --------        --------        ---------
            Total expenses                              283.2             977.0           455.3           203.1          1,918.6
                                                    ---------         ---------        --------        --------        ---------
         Operating income before federal
             income tax                                 218.4             175.3            88.8            46.2            528.7
         Realized gains on investments                     --                --              --            28.4             28.4
                                                    ---------         ---------        --------        --------        ---------
         Consolidated income before
            federal tax expense                     $   218.4         $   175.3        $   88.8        $   74.6        $   557.1
                                                    =========         =========        ========        ========        =========
         Assets as of year end                      $47,668.7         $15,215.7        $5,187.6        $6,270.1        $74,342.1
                                                    =========         =========        ========        ========        =========

         1997:
         Net investment income (1)                  $   (26.8)        $ 1,098.2        $  184.9        $  152.9        $ 1,409.2
         Other operating revenue                        413.9              43.2           283.4            56.6            797.1
                                                    ---------         ---------        --------        --------        ---------
            Total operating revenue (2)                 387.1           1,141.4           468.3           209.5          2,206.3
                                                    ---------         ---------        --------        --------        ---------
         Interest credited to policyholder
            account balances                               --             823.4            78.5           114.7          1,016.6
         Amortization of deferred policy
            acquisition costs                            87.8              39.8            39.6              --            167.2
         Benefits and expenses                          148.4             108.7           283.5            63.1            603.7
                                                    ---------         ---------        --------        --------        ---------
            Total expenses                              236.2             971.9           401.6           177.8          1,787.5
                                                    ---------         ---------        --------        --------        ---------
         Operating income before federal
             income tax                                 150.9             169.5            66.7            31.7            418.8
         Realized gains on investments                     --              --                --            11.1             11.1
                                                    ---------         ---------        --------        --------        ---------
         Consolidated income before
            federal tax expense                     $   150.9         $   169.5        $   66.7        $   42.8        $   429.9
                                                    =========         =========        ========        ========        =========
         Assets as of year end                      $35,278.7         $14,436.3        $3,901.4        $6,174.3        $59,790.7
                                                    =========         =========        ========        ========        =========

----------
        (1) The Company's method of allocating net investment income results in a charge (negative net investment income) to the Variable Annuities segment which is recognized in the Corporate and Other segment. The charge relates to non-invested assets which support this segment on a statutory basis.
        (2)  Excludes realized gains and losses on investments.

         The Company has no significant revenue from customers located outside of the United States nor does the Company have any significant long-lived assets located outside the United States.

                                                                      SCHEDULE I

               NATIONWIDE LIFE INSURANCE COMPANY AND SUBSIDIARIES

                      CONSOLIDATED SUMMARY OF INVESTMENTS -
                    OTHER THAN INVESTMENTS IN RELATED PARTIES
                                  (in millions)

                             As of December 31, 1999


-----------------------------------------------------------------------------     ---------  ---------   -------------
                                  Column A                                        Column B   Column C      Column D
-----------------------------------------------------------------------------     ---------  ---------   -------------
                                                                                                          Amount at
                                                                                                          which shown
                                                                                                            in the
                                                                                               Market    consolidated
                             Type of Investment                                     Cost       value     balance sheet
-----------------------------------------------------------------------------     ---------  ---------   -------------
Fixed maturity securities available-for-sale:
   Bonds:
      U.S. Government and government agencies and authorities                     $ 3,851.2  $ 3,867.8      $ 3,867.8
      States, municipalities and political subdivisions                                 0.8        0.8            0.8
      Foreign governments                                                             110.6      110.4          110.4
      Public utilities                                                              1,309.4    1,309.5        1,309.5
      All other corporate                                                          10,105.3   10,005.5       10,005.5
                                                                                  ---------  ---------      ---------
          Total fixed maturity securities available-for-sale                       15,377.3   15,294.0       15,294.0
                                                                                  ---------  ---------      ---------

Equity securities available-for-sale:
   Common stocks:
      Industrial, miscellaneous and all other                                          84.9       92.9           92.9
   Non-redeemable preferred stock                                                       --          --             --
                                                                                  ---------  ---------      ---------
          Total equity securities available-for-sale                                   84.9       92.9           92.9
                                                                                  ---------  ---------      ---------

Mortgage loans on real estate, net                                                  5,831.5                   5,786.3(1)
Real estate, net:
   Investment properties                                                              219.3                     224.9(1)
   Acquired in satisfaction of debt                                                    31.6                      29.9(1)
Policy loans                                                                          519.6                     519.6
Other long-term investments                                                            73.5                      73.8(2)
Short-term investments                                                                416.0                     416.0
                                                                                  ---------                 ---------
          Total investments                                                       $22,553.7                 $22,437.4
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

                                                                    SCHEDULE III

               NATIONWIDE LIFE INSURANCE COMPANY AND SUBSIDIARIES

                       SUPPLEMENTARY INSURANCE INFORMATION
                                  (in millions)

   As of December 31, 1999, 1998 and 1997 and for each of the years then ended

------------------------------------- -----------     ----------------         --------       ----------------     --------
              Column A                  Column B          Column C             Column D           Column E         Column F
------------------------------------- -----------     ----------------         --------       ----------------     --------
                                        Deferred        Future policy                           Other policy
                                         policy       benefits, losses,        Unearned          claims and
                                      acquisition        claims and            premiums       benefits payable     Premium
              Segment                    costs          loss expenses            (1)                 (1)           revenue
------------------------------------- -----------     ----------------         --------       ----------------     --------

1999: Variable Annuities               $1,403.1          $      --                                                  $   --
          Fixed Annuities                 397.2           16,077.3                                                    26.8
          Life Insurance                  702.9            3,519.9                                                   194.0
          Corporate and Other              50.9            2,264.4                                                      --
                                       --------          ---------                                                  ------
             Total                     $2,554.1          $21,861.6                                                  $220.8
                                       ========          =========                                                  ======

1998: Variable Annuities               $1,247.9          $      --                                                  $   --
          Fixed Annuities                 316.7           14,592.3                                                    23.1
          Life Insurance                  574.2            3,173.9                                                   176.9
          Corporate and Other            (116.6)           2,000.9                                                      --
                                       --------          ---------                                                  ------
             Total                     $2,022.2          $19,767.1                                                  $200.0
                                       ========          =========                                                  ======

1997: Variable Annuities               $1,018.4          $      --                                                  $   --
          Fixed Annuities                 277.9           14,103.1                                                    27.3
          Life Insurance                  472.9            2,683.4                                                   178.1
          Corporate and Other            (103.8)           1,916.3                                                      --
                                       --------          ---------                                                  ------
             Total                     $1,665.4          $18,702.8                                                  $205.4
                                       ========          =========                                                  ======


------------------------------------- -------------- --------------------  ------------------      ---------      --------
              Column A                   Column G          Column H             Column I           Column J       Column K
------------------------------------- -------------- --------------------  ------------------      ---------      --------
                                      Net investment   Benefits, claims,      Amortization          Other
                                          income          losses and       of deferred policy      operating      Premiums
              Segment                      (2)        settlement expenses  acquisition costs       expenses       written
                                                                                                     (2)
------------------------------------- -------------- --------------------  ------------------      ---------      --------

1999: Variable Annuities                $  (41.5)           $    2.2             $162.8             $176.3
          Fixed Annuities                1,134.5               859.2               49.7               91.8
          Life Insurance                   253.1               317.1               60.1              105.7
          Corporate and Other              174.7               128.2                 --               89.6
                                        --------            --------             ------             ------
             Total                      $1,520.8            $1,306.7             $272.6             $463.4
                                        ========            ========             ======             ======

1998: Variable Annuities                $  (31.3)           $    3.5             $123.9             $155.8
          Fixed Annuities                1,116.6               847.6               44.2               85.2
          Life Insurance                   225.6               268.7               46.4              100.6
          Corporate and Other              170.7               125.0                 --               78.1
                                        --------            --------             ------             ------
             Total                      $1,481.6            $1,244.8             $214.5             $419.7
                                        ========            ========             ======             ======

1997: Variable Annuities                $  (26.8)           $    5.9             $ 87.8             $142.5
          Fixed Annuities                1,098.2               846.7               39.8               85.4
          Life Insurance                   184.9               227.5               39.6               93.9
          Corporate and Other              152.9               114.7                 --               63.1
                                        --------            --------             ------             ------
             Total                      $1,409.2            $1,194.8             $167.2             $384.9
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

                                                                     SCHEDULE IV

               NATIONWIDE LIFE INSURANCE COMPANY AND SUBSIDIARIES

                                   REINSURANCE
                                  (in millions)

   As of December 31, 1999, 1998 and 1997 and for each of the years then ended

-----------------------------------------------   ---------------  --------------  -------------   -------------   ------------
                   Column A                          Column B        Column C        Column D        Column E       Column F
-----------------------------------------------   ---------------  --------------  -------------   -------------   ------------
                                                                                                                   Percentage
                                                                     Ceded to        Assumed                        of amount
                                                      Gross            other        from other         Net           assumed
                                                      amount         companies      Companies         amount         to net
                                                  ---------------  --------------  -------------   -------------   ------------

1999:
  Life insurance in force                            $84,845.3      $26,296.5         $ 14.9         $58,563.7         0.0%
                                                     =========      =========         ======         =========         ====
  Premiums:
    Life insurance                                   $   242.2      $    22.6         $  1.2         $   220.8         0.6%
    Accident and health insurance                        134.9          142.8            7.9                --          N/A
                                                     ---------      ---------         ------         ---------         ----

        Total                                        $   377.1      $   165.4         $  9.1         $   220.8         4.2%
                                                     =========      =========         ======         =========         ====


1998:
  Life insurance in force                            $63,215.9      $17,413.4         $ 28.0         $45,830.5         0.1%
                                                     =========      =========         ======         =========         ====

  Premiums:
    Life insurance                                   $   225.4      $    27.4         $  2.0         $   200.0         1.0%
    Accident and health insurance                        169.7          179.4            9.7                --          N/A
                                                     ---------      ---------         ------         ---------         ----
        Total                                        $   395.1      $   206.8         $ 11.7         $   200.0         5.8%
                                                     =========      =========         ======         =========         ====


1997:
  Life Insurance in force                            $52,648.4      $13,678.7         $289.7         $39,259.4         0.7%
                                                     =========      =========         ======         =========         ====

  Premiums:
    Life insurance                                   $   235.9      $    32.7         $  2.2         $   205.4         1.1%
    Accident and health insurance                        261.2          272.6           11.4                --          N/A
                                                     ---------      ---------         ------         ---------         ----
        Total                                        $   497.1      $   305.3         $ 13.6         $   205.4         6.6%
                                                     =========      =========         ======         =========         ====

------------
Note: The life insurance caption represents principally premiums from traditional life insurance and life-contingent immediate annuities and excludes deposits on investment products and universal life insurance products.

                                                                      SCHEDULE V

               NATIONWIDE LIFE INSURANCE COMPANY AND SUBSIDIARIES

                        VALUATION AND QUALIFYING ACCOUNTS
                                  (in millions)
                  Years ended December 31, 1999, 1998 and 1997

---------------------------------------------------------- ------------ --------------------------- ------------- -------------
                        Column A                            Column B             Column C             Column D      Column E
---------------------------------------------------------- ------------ --------------------------- ------------- -------------
                                                           Balance at    Charged to     Charged to                  Balance at
                                                            beginning     costs and       other       Deductions      end of
Description                                                 of period     expenses       accounts        (1)          period
---------------------------------------------------------- ------------ ------------- ------------- ------------- -------------

1999:
  Valuation allowances - fixed maturity securities             $ 7.5        $  --         $ --          $ 7.5          $  --
  Valuation allowances - mortgage loans on real estate          42.4          0.7          1.3(2)          --           44.4
  Valuation allowances - real estate                             5.4          0.9           --            0.8            5.5
                                                               -----        -----         ----          -----          -----
      Total                                                    $55.3        $ 1.6         $1.3          $ 8.3          $49.9
                                                               =====        =====         ====          =====          =====


1998:
  Valuation allowances - fixed maturity securities             $  --        $ 7.5         $ --          $  --          $ 7.5
  Valuation allowances - mortgage loans on real estate          42.5         (0.1)          --             --           42.4
  Valuation allowances - real estate                            11.1         (5.7)          --             --            5.4
                                                               -----        -----         ----          -----          -----
      Total                                                    $53.6        $ 1.7         $ --          $  --          $55.3
                                                               =====        =====         ====          =====          =====


1997:
  Valuation allowances - fixed maturity securities             $  --        $16.2         $ --          $16.2          $  --
  Valuation allowances - mortgage loans on real estate          51.0         (1.2)          --            7.3           42.5
  Valuation allowances - real estate                            15.2         (4.1)          --             --           11.1
                                                               -----        -----         ----          -----          -----
      Total                                                    $66.2        $10.9         $ --          $23.5          $53.6
                                                               =====        =====         ====          =====          =====

------------
(1) Amounts represent direct write-downs charged against the valuation allowance.

(2)  Allowance on acquired mortgage loans.