Form 10-Q
period 2000-03-31
NATIONWIDE LIFE INSURANCE CO
filed 2000-05-12
CIK 205695

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549
                      ------------------------------------


                                    FORM 10-Q


                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


For the quarterly period ended March 31, 2000        Commission File No. 2-28596


                        NATIONWIDE LIFE INSURANCE COMPANY
             (Exact name of registrant as specified in its charter)


               OHIO                                      31-4156830
   (State or other jurisdiction             (I.R.S. Employer Identification No.)
 of incorporation or organization)

                              One Nationwide Plaza
                              Columbus, Ohio 43215
                                 (614) 249-7111
               (Address, including zip code and telephone number,
       including area code, of Registrant's principal executive offices)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934
    during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to the filing requirements for at least the past 90 days.

                                    Yes X     No
                                    -------   ------

    All voting stock was held by affiliates of the Registrant on May 5, 2000.

     COMMON STOCK (par value $1 per share) - 3,814,779 shares issued and outstanding as of May 5, 2000 (Title of Class)


              THE REGISTRANT MEETS THE CONDITIONS SET FORTH IN GENERAL
             INSTRUCTION H(1)(a) AND (b) OF FORM 10-Q AND IS THEREFORE
                FILING THIS FORM WITH THE REDUCED DISCLOSURE FORMAT.

               NATIONWIDE LIFE INSURANCE COMPANY AND SUBSIDIARIES

                                    FORM 10-Q


                                      INDEX




PART I       FINANCIAL INFORMATION
             Item 1      Unaudited Consolidated Financial Statements                                                     3

             Item 2      Management's Narrative Analysis of the Results of Operations                                   10

             Item 3      Quantitative and Qualitative Disclosures About Market Risk                                     18

PART II      OTHER INFORMATION

             Item 1      Legal Proceedings                                                                              19

             Item 2      Changes in Securities                                                                          20

             Item 3      Defaults Upon Senior Securities                                                                20

             Item 4      Submission of Matters to a Vote of Security Holders                                            20

             Item 5      Other Information                                                                              20

             Item 6      Exhibits and Reports on Form 8-K                                                               20

SIGNATURE                                                                                                               21

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


                                                                                                     Three months ended
                                                                                                          March 31,
                                                                                               -----------------------------
                                                                                                   2000            1999
                                                                                               --------------  -------------
REVENUES
  Policy charges                                                                                 $  272.6       $   206.2
  Life insurance premiums                                                                            66.9            53.5
  Net investment income                                                                             407.6           363.3
  Net realized losses on investments                                                                 (3.1)           (5.4)
  Other                                                                                               5.2            19.5
                                                                                               --------------  -------------
                                                                                                    749.2           637.1
                                                                                               --------------  -------------

BENEFITS AND EXPENSES
  Interest credited to policyholder account balances                                                294.2           263.8
  Other benefits and claims                                                                          67.3            50.5
  Policyholder dividends on participating policies                                                   12.0            10.1
  Amortization of deferred policy acquisition costs                                                  85.9            60.7
  Other operating expenses                                                                          122.1           104.3
                                                                                               --------------  -------------
                                                                                                    581.5           489.4
                                                                                               --------------  -------------

    Income before federal income tax expense                                                        167.7           147.7
  Federal income tax expense                                                                         54.4            48.5
                                                                                               --------------  -------------
    Net income                                                                                   $  113.3       $    99.2
                                                                                               ==============  =============

See accompanying notes to unaudited consolidated financial statements.

               NATIONWIDE LIFE INSURANCE COMPANY AND SUBSIDIARIES
       (a wholly owned subsidiary of Nationwide Financial Services, Inc.)
                           Consolidated Balance Sheets
                     (in millions, except per share amounts)


                                                                                           (UNAUDITED)
                                                                                            MARCH 31,         DECEMBER 31,
ASSETS                                                                                         2000               1999
                                                                                        ------------------- ------------------
Investments:
   Securities available-for-sale, at fair value:
      Fixed maturity securities (cost $15,211.8 in 2000; $15,377.3 in 1999)                  $ 15,079.5          $ 15,294.0
      Equity securities (cost $94.2 in 2000; $84.9 in 1999)                                       112.5                92.9
   Mortgage loans on real estate, net                                                           5,869.2             5,786.3
   Real estate, net                                                                               266.2               254.8
   Policy loans                                                                                   534.2               519.6
   Other long-term investments                                                                     74.5                73.8
   Short-term investments                                                                          40.8               416.0
                                                                                        ------------------- ------------------
                                                                                               21,976.9            22,437.4
                                                                                        ------------------- ------------------

Cash                                                                                                1.0                 4.8
Accrued investment income                                                                         244.5               238.6
Deferred policy acquisition costs                                                               2,678.0             2,554.1
Other assets                                                                                      348.1               305.9
Assets held in separate accounts                                                               71,640.0            67,135.1
                                                                                        ------------------- ------------------
                                                                                             $ 96,888.5          $ 92,675.9
                                                                                        =================== ==================

LIABILITIES AND SHAREHOLDER'S EQUITY
Future policy benefits and claims                                                            $ 21,491.6          $ 21,861.6
Other liabilities                                                                                 935.9               914.2
Liabilities related to separate accounts                                                       71,640.0            67,135.1
                                                                                        ------------------- ------------------
                                                                                               94,067.5            89,910.9
                                                                                        ------------------- ------------------

Shareholder's equity:
  Capital shares, $1 par value.  Authorized 5.0 million shares, issued and
    outstanding 3.8 million shares                                                                  3.8                 3.8
  Additional paid-in capital                                                                      766.1               766.1
  Retained earnings                                                                             2,074.3             2,011.0
  Accumulated other comprehensive income                                                          (23.2)              (15.9)
                                                                                        ------------------- ------------------
                                                                                                2,821.0             2,765.0
                                                                                        ------------------- ------------------
                                                                                             $ 96,888.5          $ 92,675.9
                                                                                        =================== ==================


See accompanying notes to unaudited consolidated financial statements.

               NATIONWIDE LIFE INSURANCE COMPANY AND SUBSIDIARIES
       (a wholly owned subsidiary of Nationwide Financial Services, Inc.)
                 Consolidated Statements of Shareholder's Equity
                                   (Unaudited)
                   Three Months Ended March 31, 2000 and 1999
                                  (in millions)


                                                                                             ACCUMULATED
                                                             ADDITIONAL                         OTHER             TOTAL
                                                  COMMON      PAID-IN        RETAINED       COMPREHENSIVE     SHAREHOLDER'S
                                                  STOCK       CAPITAL        EARNINGS           INCOME            EQUITY
                                                ----------- ------------- --------------- ------------------------------------

BALANCE, JANUARY 1, 1999                            $ 3.8      $ 914.7       $ 1,579.0          $ 275.6          $ 2,773.1

Comprehensive income:
  Net income                                          -            -              99.2              -                 99.2
  Net unrealized losses on securities available-
    for-sale arising during the period                -            -               -              (77.6)             (77.6)

                                                                                                             -----------------
Total comprehensive income                                                                                            21.6
                                                                                                             -----------------
Dividends to shareholder                              -            -             (10.8)             -                (10.8)

                                                ----------- ------------- --------------- ------------------------------------
BALANCE, MARCH 31, 1999                             $ 3.8      $ 914.7       $ 1,667.4          $ 198.0          $ 2,783.9
                                                =========== ============= =============== ====================================




BALANCE, JANUARY 1, 2000                            $ 3.8      $ 766.1       $ 2,011.0          $ (15.9)         $ 2,765.0

Comprehensive income:
  Net income                                          -            -             113.3              -                113.3
  Net unrealized losses on securities available-
   for-sale arising during the period                 -            -               -               (7.3)              (7.3)
                                                                                                             -----------------
Total comprehensive income                                                                                           106.0
                                                                                                             -----------------
Dividends to shareholder                              -            -             (50.0)             -                (50.0)

                                                ----------- ------------- --------------- ------------------------------------
BALANCE, MARCH 31, 2000                             $ 3.8      $ 766.1       $ 2,074.3          $ (23.2)         $ 2,821.0
                                                =========== ============= =============== ====================================


See accompanying notes to unaudited consolidated financial statements.

               NATIONWIDE LIFE INSURANCE COMPANY AND SUBSIDIARIES
       (a wholly owned subsidiary of Nationwide Financial Services, Inc.)
                      Consolidated Statements of Cash Flows
                                   (Unaudited)
                   Three Months Ended March 31, 2000 and 1999
                                  (in millions)


                                                                                                  2000              1999
                                                                                             ---------------  ----------------
  CASH FLOWS FROM OPERATING ACTIVITIES
  Net income                                                                                    $   113.3       $     99.2
  Adjustments to reconcile net income to net cash provided by operating activities:
    Interest credited to policyholder account balances                                              294.2            263.8
    Capitalization of deferred policy acquisition costs                                            (189.2)          (152.3)
    Amortization of deferred policy acquisition costs                                                85.9             60.7
    Amortization and depreciation                                                                    (1.4)             2.5
    Realized losses on investments, net                                                               3.1              5.4
    Increase in accrued investment income                                                            (5.9)           (11.2)
    Increase in other assets                                                                        (42.3)           (49.9)
    Increase in policy liabilities                                                                   61.6              7.0
    Increase in other liabilities                                                                    82.6             53.5
    Other, net                                                                                       (4.5)            (2.1)
                                                                                             ---------------  --------------
      Net cash provided by operating activities                                                     397.4            276.6
                                                                                             ---------------  --------------

  CASH FLOWS FROM INVESTING ACTIVITIES
  Proceeds from maturity of securities available-for-sale                                           715.5            524.1
  Proceeds from sale of securities available-for-sale                                               258.2            143.2
  Proceeds from repayments of mortgage loans on real estate                                         125.1             89.5
  Proceeds from sale of real estate                                                                   2.1              -
  Proceeds from repayments of policy loans and sale of other invested assets                         10.7              4.7
  Cost of securities available-for-sale acquired                                                   (816.2)          (662.6)
  Cost of mortgage loans on real estate acquired                                                   (216.2)          (125.3)
  Cost of real estate acquired                                                                       (1.5)            (0.7)
  Short-term investments, net                                                                       375.2            (41.2)
  Other, net                                                                                        (28.3)           (39.8)
                                                                                             ---------------  --------------
      Net cash provided by (used in) investing activities                                           424.6           (108.1)
                                                                                             ---------------  --------------

  CASH FLOWS FROM FINANCING ACTIVITIES
  Cash dividends paid                                                                              (100.0)           (13.5)
  Increase in investment product and universal life insurance product
    account balances                                                                                962.3            756.8
  Decrease in investment product and universal life insurance product
    account balances                                                                             (1,688.1)          (893.9)
                                                                                             ---------------  --------------
      Net cash used in financing activities                                                        (825.8)          (150.6)
                                                                                             ---------------  --------------

  Net (decrease) increase in cash                                                                    (3.8)            17.9

  Cash, beginning of period                                                                           4.8              3.4
                                                                                             ---------------  --------------
  Cash, end of period                                                                        $        1.0      $      21.3
                                                                                             ===============  ==============


See accompanying notes to unaudited consolidated financial statements.

               NATIONWIDE LIFE INSURANCE COMPANY AND SUBSIDIARIES
       (a wholly owned subsidiary of Nationwide Financial Services, Inc.)
              Notes to Unaudited Consolidated Financial Statements
                        Three Months Ended March 31, 2000


(1)      BASIS OF PRESENTATION

         The accompanying unaudited consolidated financial statements of Nationwide Life Insurance Company and subsidiaries (NLIC or collectively the Company) have been prepared in accordance with generally accepted accounting principles, which differ from statutory accounting practices prescribed or permitted by regulatory authorities, for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all information and footnotes required by generally accepted accounting principles for complete financial statements. The financial information included herein reflects all adjustments (all of which are normal and recurring in nature) which are, in the opinion of management, necessary for a fair presentation of financial position and results of operations. Operating results for all periods presented are not necessarily indicative of the results that may be expected for the full year. All significant intercompany balances and transactions have been eliminated. The accompanying unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements and related notes for the year ended December 31, 1999 included in the Company's annual report on Form 10-K.

(2)      RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

         In June 1998, the Financial Accounting Standards Board (FASB) issued Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities" (FAS 133). FAS 133 establishes accounting and reporting standards for derivative instruments and for hedging activities. The Statement also addresses contracts that contain embedded derivatives, such as certain insurance contracts. FAS 133 requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. In July 1999 the FASB issued Statement No. 137 which delayed the effective date of FAS 133 to fiscal years beginning after June 15, 2000. The Company plans to adopt this Statement in first quarter 2001 and is currently evaluating the impact on results of operations and financial condition.

(3)      COMPREHENSIVE INCOME

         Comprehensive Income includes net income as well as certain items that are reported directly within a separate component of shareholder's equity that bypass net income. Currently, the Company's only component of Other Comprehensive Income is unrealized gains (losses) on securities available-for-sale. The related before and after federal tax amounts are as follows:


                                                                            THREE MONTHS ENDED
           (in millions)                                                          MARCH 31,
           -----------------------------------------------------------------------------------
                                                                           2000            1999
                                                                   --------------- ---------------
           Unrealized losses on securities available-for-
              sale arising during the period:
                Gross                                              $     (32.8)    $    (154.4)
                Adjustment to deferred policy acquisition costs           20.6            29.6
                Related federal tax benefit                                4.3            41.7
                                                                   --------------- ---------------
                     Net                                                  (7.9)          (83.1)
                                                                   --------------- ---------------
           Reclassification adjustment for net losses
              on securities available-for-sale realized during
              the period:
                Gross                                                      0.9             8.5
                Related federal tax benefit                               (0.3)           (3.0)
                                                                   --------------- ---------------
                     Net                                                   0.6             5.5
                                                                   --------------- ---------------
           Total Other Comprehensive Income                        $      (7.3)    $     (77.6)
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

         The Variable Annuities segment consists of annuity contracts that provide the customer with access to a wide range of investment options, tax-deferred accumulation of savings, asset protection in the event of an untimely death and flexible payout options including lump-sum, systematic withdrawal or a stream of payments for life. The Company's variable annuity products consist almost entirely of flexible premium deferred variable annuity contracts.

         The Fixed Annuities segment consists of annuity contracts that generate a return for the customer at a specified interest rate fixed for a prescribed period, tax-deferred accumulation of savings and flexible payout options including lump-sum, systematic withdrawal or a stream of payments for life. Such contracts consist of single premium deferred annuities, flexible premium deferred annuities and single premium immediate annuities. The Fixed Annuities segment includes the fixed option under variable annuity contracts.

         The Life Insurance segment consists of insurance products, including variable universal life insurance and corporate-owned life insurance products, which provide a death benefit and may also allow the customer to build cash value on a tax-deferred basis.

         In addition to the product segments, the Company reports corporate revenues and expenses, investments and related investment income supporting capital not specifically allocated to its product segments, revenues and expenses of its investment advisor subsidiary, revenues and expenses related to group annuity contracts sold to Nationwide employee and agent benefit plans and all realized gains and losses on investments in a Corporate and Other segment.

         The following table summarizes the financial results of the Company's business segments for the three months ended March 31, 2000 and 1999.


                                                 VARIABLE         FIXED            LIFE         CORPORATE
         (in millions)                          ANNUITIES       ANNUITIES       INSURANCE       AND OTHER        TOTAL
         ------------------------------------ --------------- --------------- --------------- --------------  ------------
         2000
         Operating revenue (1)                $      189.2    $      327.1    $      179.6    $       56.4     $     752.3
         Benefits and expenses                       104.9           281.7           146.3            48.6           581.5
                                              --------------- --------------- --------------- --------------  ------------
           Operating income before
             federal income tax expense               84.3            45.4            33.3             7.8           170.8
         Net realized losses on investments            -               -               -              (3.1)           (3.1)
                                              --------------- --------------- --------------- --------------  ------------
         Consolidated income before
           federal income tax expense         $       84.3    $       45.4    $       33.3    $        4.7     $     167.7
                                              =============== =============== =============== ==============  ============

         Assets as of period end              $   66,683.1    $   16,749.1    $    7,069.8    $    6,386.5     $  96,888.5
                                              =============== =============== =============== ==============  ============

         1999
         Operating revenue (1)                $      143.5    $      287.6    $      151.1    $       60.3     $     642.5
         Benefits and expenses                        77.3           244.8           122.0            45.3           489.4
                                              --------------- --------------- --------------- --------------  ------------
           Operating income before
             federal income tax expense               66.2            42.8            29.1            15.0           153.1

         Net realized losses on investments            -               -               -              (5.4)           (5.4)
                                              --------------- --------------- --------------- --------------  ------------
         Consolidated income before
            federal income tax expense        $       66.2    $       42.8   $        29.1    $        9.6     $     147.7
                                              =============== =============== =============== ==============  ============

         Assets as of period end              $   50,132.3    $   15,396.4    $    5,527.9    $    5,975.7     $  77,032.3
                                              =============== =============== =============== ==============  ============

----------
(1)      Excludes net realized gains and losses on investments.

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

              Management's discussion and analysis contains certain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 with respect to the results of operations and businesses of the Company. These forward-looking statements involve certain risks and uncertainties. Factors that may cause actual results to differ materially from those contemplated or projected, forecast, estimated or budgeted in such forward looking statements include, among others, the following possibilities: (i) the potential impact on the Company's reported net income that could result from the adoption of certain accounting standards issued by the FASB;
              (ii) tax law changes impacting the tax treatment of life insurance and investment products; (iii) heightened competition, including specifically the intensification of price competition, the entry of new competitors and the development of new products by new and existing competitors; (iv) adverse state and federal legislation and regulation, including limitations on premium levels, increases in minimum capital and reserves and other financial viability requirements; (v) failure to expand distribution channels in order to obtain new customers or failure to retain existing customers;
              (vi) inability to carry out marketing and sales plans, including, among others, changes to certain products and acceptance of the revised products in the market; (vii) changes in interest rates and the capital markets causing a reduction of investment income or asset fees, reduction in the value of the Company's investment portfolio or a reduction in the demand for the Company's products;
              (viii) general economic and business conditions which are less favorable than expected; (ix) unanticipated changes in industry trends and ratings assigned by nationally recognized statistical rating organizations or A.M. Best Company, Inc.; and (x) inaccuracies in assumptions regarding future persistency, mortality, morbidity and interest rates used in calculating reserve amounts.

              RESULTS OF OPERATIONS

              In addition to net income, the Company reports net operating income, which excludes net realized investment gains and losses. Net operating income is commonly used in the insurance industry as a measure of on-going earnings performance.

              The following table reconciles the Company's reported net income to net operating income for the first quarter of 2000 and 1999.


                                                                               THREE MONTHS ENDED
                                                                                    MARCH 31,
                                                                        ----------------------------------
              (in millions)                                                  2000              1999
              --------------------------------------------------------- ---------------- -----------------

              Net income                                                $     113.3      $      99.2
              Net realized losses on investments, net of tax                    2.0              3.5
                                                                        ---------------- -----------------
                Net operating income                                    $     115.3      $     102.7
                                                                        ================ =================


              Revenues

              Total revenues for the first quarter of 2000, excluding net realized gains and losses on investments, increased to $752.3 million compared to $642.5 million for the same period in 1999. Increases in policy charges and net investment income were the key drivers to revenue growth.

              Policy charges include asset fees, which are primarily earned from separate account assets generated from sales of variable annuities and variable life insurance products; cost of insurance charges earned on universal life insurance products; administration fees, which include fees charged per contract on a variety of the Company's products and premium loads on universal life insurance products; and surrender fees, which are charged as a percentage of premiums withdrawn during a specified period of annuity and certain life insurance contracts. Policy charges for the first quarter of 2000 and 1999 were as follows:

                                                         THREE MONTHS ENDED
                                                             MARCH 31,
                                                     ---------------------------
              (in millions)                              2000          1999
              -------------------------------------- ------------- -------------

              Asset fees                             $    175.9    $    140.4
              Cost of insurance charges                    35.1          25.9
              Administrative fees                          36.7          25.8
              Surrender fees                               24.9          14.1
                                                     ------------- -------------
                 Total policy charges                $    272.6    $    206.2
                                                     ============= =============

              The growth in asset fees reflects a 34% increase in total separate account assets, which reached $71.64 billion as of March 31, 2000, compared to $53.47 billion a year ago. Steady growth in sales of variable annuity and variable life insurance products as well as market appreciation have contributed significantly to the increase in separate account assets.

              Cost of insurance charges are assessed as a percentage of the net amount at risk on universal life insurance policies. The net amount at risk is equal to a policy's death benefit minus the related policyholder account value. The increase in cost of insurance charges is due primarily to growth in the net amount at risk related to individual variable universal life insurance reflecting expanded distribution and increased customer demand for variable life insurance products. The net amount at risk related to individual variable universal life insurance grew to $21.10 billion as of March 31, 2000 compared to $15.99 billion a year ago.

              The growth in administrative fees is attributable to a significant increase in premiums on individual variable life policies and certain corporate-owned life policies where the Company collects a premium load. Nearly all of the increase in surrender charges is attributable to policyholder withdrawals in the Variable Annuities segment and reflects the overall increase in variable annuity policy reserves and an increase in surrender rates in first quarter 2000.

              Net investment income includes the gross investment income earned on investments supporting fixed annuities and certain life insurance products as well as the yield on the Company's general account invested assets which are not allocated to product segments. Net investment income grew from $363.3 million in the first quarter of 1999 to $407.6 million in the first quarter of 2000 primarily due to increased invested assets to support growth in fixed annuity policy reserves coupled with an increase in average yield on the investment portfolio. Fixed annuity policy reserves, which include the fixed option of variable annuity contracts, increased $1.13 billion to $16.20 billion as of the end of first quarter 2000 compared to $15.07 billion a year ago.

              The Company does not consider realized gains and losses on investments to be recurring components of earnings. The Company makes decisions concerning the sale of invested assets based on a variety of market, business, tax and other factors. Net realized losses on investments were $3.1 million and $5.4 million for the first quarter of 2000 and 1999, respectively. The first quarter 1999 net realized losses on investments include a $9.2 million loss on a single fixed maturity security.

              Benefits and Expenses

              Total benefits and expenses were $581.5 million in first quarter 2000, a 19% increase over first quarter 1999. The increase is due mainly to growth in amortization of deferred acquisition costs
              (DAC), interest credited and other operating expenses.

              Interest credited to policyholder account balances totaled $294.2 million in first quarter 2000 compared to $263.8 million in first quarter 1999 and principally relates to fixed annuity and investment life insurance products. The growth in interest credited reflects the increase in policy reserves previously discussed and increased average crediting rates. The average crediting rate on fixed annuity policy reserves was 5.73% in first quarter 2000 compared to 5.60% in first quarter 1999.

              The growth in amortization of DAC which totaled $85.9 million and $60.7 million in the first quarter of 2000 and 1999, respectively, is principally due to the Variable Annuities segment and is attributable to growth in revenues and an increase in surrender activity in first quarter 2000.

              Operating expenses were $122.1 million in first quarter 2000, a 17% increase from first quarter 1999 operating expenses of $104.3 million. The increase reflects the growth in the number of annuity and life insurance contracts in force, particularly related to variable annuities and variable universal life insurance and the related increase in administrative processing costs.

              Federal income tax expense was $54.4 million and $48.5 million for the first quarter of 2000 and 1999, respectively. These amounts represent effective tax rates of 32.4% for the first quarter of 2000 and 32.8% in 1999.

              Recently Issued Accounting Standards

              See note 2 to the unaudited consolidated financial statements for a discussion of recently issued accounting standards.

              Sales Information

              The following table summarizes total Company sales by business segment for the first quarter of 2000 and 1999.


              (in millions)                                               2000               1999
              ----------------------------------------------------- ----------------- -------------------
              Variable annuities                                    $      3,275.2    $      2,457.8
              Fixed annuities                                                742.2             617.4
              Life insurance                                                 410.7             250.5
                                                                    ----------------- -------------------
                  Total core premiums and deposits                         4,428.1           3,325.7
              Internal replacements                                         (376.9)            (97.4)
                                                                    ----------------- -------------------
                  Total core sales                                         4,051.2           3,228.3
                                                                    ----------------- -------------------

              Bank-owned life insurance (BOLI)                                19.0              86.7
              Institutional products                                         161.7               -
              Nationwide employee and agent benefit plans                     58.3              66.4
                                                                    ----------------- -------------------
                  Total sales                                       $      4,290.2    $      3,381.4
                                                                    ================= ===================

              Total core sales represent amounts that are recurring and are the sales figures management uses to set and evaluate the Company's sales goals. The Company reports statutory premiums and deposits related to life insurance and annuity products as core sales. Sales of institutional products represent sales of funding agreements that secure notes issued to foreign investors through a third party trust under the Company's $2 billion medium-term note program. The program was launched in July 1999 as a means to expand spread based product offerings. The Company excludes institutional products and BOLI sales as well as deposits into Nationwide employee and agent benefit plans from its targeted core sales comparisons. Although funding agreements and BOLI contribute to asset and earnings growth they do not produce steady production flow that lends itself to meaningful comparisons. The Company also excludes internal replacements from its targeted core sales comparisons.

              Total core sales reached $4.05 billion in the first quarter of 2000, an increase of 25% over 1999. Total annuity sales, net of internal replacements, contributed $3.64 billion and $2.98 billion in the first quarter of 2000 and 1999, respectively. Core life insurance sales for first quarter 2000 were up 64% to $410.7 million.

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

              Core sales by distribution channel for the first quarter of 2000 and 1999, are summarized as follows:


                                                                      2000                        1999
                                                           --------------------------------------------------------
              (in millions)                                    AMOUNT           %          AMOUNT           %
              ------------------------------------------------------------ --------------------------- ------------

                Independent broker/dealers                 $    1,550.6         38.3%  $    1,260.5         39.0%
                National and regional brokerage firms             308.0          7.6          211.3          6.6
                Financial institutions                            644.4         15.9          529.9         16.4
                Pension plan administrators                       332.1          8.2          337.5         10.5
                Nationwide Retirement Solutions
                  sales representatives                           774.8         19.1          601.7         18.6
                Nationwide agents                                 211.3          5.2          187.3          5.8
                Life insurance specialists                        230.0          5.7          100.1          3.1
                                                           --------------- --------------------------- ------------
              Total core sales                             $    4,051.2        100.0%  $    3,228.3        100.0%
                                                           =============== =========================== ============


              The Company's flagship products are marketed under The BEST of AMERICA(R) brand and include individual and group variable annuities and variable life insurance. The BEST of AMERICA(R) products allow customers to choose from investment options managed by premier mutual fund managers. The Company has also developed private label variable and fixed annuity products in conjunction with other financial services providers which allow those providers to sell products to their own customer bases under their own brand name.

              The Company also markets group deferred compensation retirement plans to employees of state and local governments for use under Internal Revenue Code (IRC) Section 457. The Company utilizes its sponsorship by the National Association of Counties and The United States Conference of Mayors when marketing IRC Section 457 products. In addition, the Company utilizes an exclusive arrangement with the National Education Association (NEA) to market tax-qualified annuities under IRC 403(b) to NEA members. Variable annuities developed for the NEA members are sold under the NEA Valuebuilder brand. Beginning in April 2000, the Company discontinued active marketing of new sales to NEA members.

              Core sales by product for the first quarter of 2000 and 1999 are summarized as follows.


              (in millions)                                      2000              1999
              -----------------------------------------------------------     -------------
              Best of America(R) products                   $     1,319.1     $     1,136.8
              Private label annuities                               273.9             304.4
              The NEA Valuebuilder annuities                         34.8              37.0
              Other                                                 106.4              55.9
                                                            -------------     -------------
                Total individual annuities                        1,734.2           1,534.1
                                                            -------------     -------------

              Best of America(R) group pension series             1,198.6             901.8
              IRC Section 457 annuities                             691.6             530.9
              Other                                                  16.1              11.0
                                                            -------------     -------------
                Total group annuities                             1,906.3           1,443.7
                                                            -------------     -------------

              Traditional/Universal life insurance                   56.9              60.0
              Best of America(R) variable life series               125.3              90.4
              Corporate-owned life insurance                        228.5             100.1
                                                            -------------     -------------
                Total life insurance                                410.7             250.5
                                                            -------------     -------------

                Total core sales                            $      4,051.2    $     3,228.3
                                                            ==============    =============

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

              The following table summarizes operating income before federal income tax expense for the Company's business segments for the first quarter of 2000 and 1999.


                                                                   THREE MONTHS ENDED
                                                                       MARCH 31,
                                                           -----------------------------------
              (in millions)                                      2000              1999
              -------------------------------------------------------------- -----------------
              Variable Annuities                           $       84.3      $       66.2
              Fixed Annuities                                      45.4              42.8
              Life Insurance                                       33.3              29.1
              Corporate and Other                                   7.8              15.0
                                                           ----------------- -----------------
                                                           $      170.8      $      153.1
                                                           ================= =================

              Variable Annuities

              The Variable Annuities segment consists of annuity contracts that provide the customer with access to a wide range of investment options, tax-deferred accumulation of savings, asset protection in the event of an untimely death and flexible payout options including lump-sum, systematic withdrawal or a stream of payments for life. The Company's variable annuity products consist almost entirely of flexible premium deferred variable annuity contracts.

              The following table summarizes certain selected financial data for the Company's Variable Annuities segment for the periods indicated.


                                                                                 THREE MONTHS ENDED
                                                                                      MARCH 31,
                                                                         ------------------------------------
              (in millions)                                                    2000               1999
              ---------------------------------------------------------- ------------------ -----------------
              INCOME STATEMENT DATA
              Revenues                                                   $        189.2     $        143.5
              Benefits and expenses                                               104.9               77.3
                                                                         ------------------ -----------------
              Operating income before federal income tax expense         $         84.3     $         66.2
                                                                         ================== =================

              OTHER DATA
              Statutory premiums and deposits (1)                        $      3,275.2     $      2,457.8
              Policy reserves as of period end:
                 Individual                                              $     39,131.4     $     30,155.0
                 Group                                                         26,107.4           18,685.8
                                                                         ------------------ -----------------
              Total                                                      $     65,238.8     $     48,840.8
                                                                         ================== =================

              Pre-tax operating income to average policy reserves                 0.55%              0.56%


              ----------
              (1) Statutory data has been derived from the Quarterly Statements of the Company's life insurance subsidiaries, as filed with insurance regulatory authorities and prepared in accordance with statutory accounting practices.

              Pre-tax operating earnings reached a record $84.3 million in first quarter 2000, up 27% compared to a year ago. Improved Variable Annuity segment results are primarily due to growth in asset fees partially offset by increased DAC amortization and other operating expenses.

              Asset fees increased to $170.6 million in the first quarter of 2000, up 26% from $135.6 million in the same period a year ago. The increase in asset fees is due to continued growth in variable annuity policy reserve levels resulting from increased variable annuity sales and market appreciation on investments underlying reserves. Variable annuity policy reserves grew $4.04 billion during the first quarter of 2000 reaching $65.24 billion as of March 31, 2000 and have increased 34% compared to a year ago.

              Variable annuity sales increased 33% for the first quarter 2000, reaching $3.28 billion compared to $2.46 billion in the year ago quarter. Compared to fourth quarter 1999, variable annuity sales increased 39%. Sales generated by brokerage firms and independent broker/dealers led the sales growth in first quarter 2000, posting increases of 55% and 42%, respectively, over first quarter 1999.

              Favorable equity market conditions during the first quarter of 2000 also contributed significantly to the growth in variable annuity policy reserves. Variable annuity policy reserves reflect market appreciation of $3.04 billion during the first three months of 2000. Over the past twelve months, variable annuity policy reserves have increased $12.30 billion as a result of market appreciation.

              Offsetting the growth in policy reserves attributable to an increase in deposits and market appreciation was an increase in policyholder surrender activity. Surrenders as a percentage of average reserves were 18%, annualized, in first quarter 2000, compared to 12% in first quarter 1999. The increase in surrender activity is attributable to an increase in competition in the individual variable annuity market which has increased transfers to competitor products and the overall aging of the Company's book of business. The Company introduced new products, new product features and new retention strategies during first quarter 2000 in an effort to decrease the rate of surrenders.

              Amortization of DAC increased 58% to $56.0 million in first quarter 2000 compared to $35.4 million in first quarter 1999. Operating expenses were $48.3 million in first quarter 2000, an increase of 16% over first quarter 1999. The growth in DAC amortization and operating expenses reflect the overall growth in the variable annuity business. The increase in DAC amortization also reflects the increase in policyholder surrenders.

              Fixed Annuities

              The Fixed Annuities segment consists of annuity contracts that generate a return for the customer at a specified interest rate fixed for a prescribed period, tax-deferred accumulation of savings and flexible payout options including lump-sum, systematic withdrawal or a stream of payments for life. Such contracts consist of single premium deferred annuities, flexible premium deferred annuities and single premium immediate annuities. The Fixed Annuities segment includes the fixed option under the Company's variable annuity contracts.

              The following table summarizes certain selected financial data for the Company's Fixed Annuities segment for the periods indicated.


                                                                                 THREE MONTHS ENDED
                                                                                      MARCH 31,
                                                                         ------------------------------------
              (in millions)                                                    2000               1999
              ---------------------------------------------------------- ------------------ -----------------
              INCOME STATEMENT DATA
              Revenues:
                Net investment income                                    $        304.2     $        275.3
                Other                                                              22.9               12.3
                                                                         ------------------ -----------------
                                                                                  327.1              287.6
                                                                         ------------------ -----------------
              Benefits and expenses:
                Interest credited to policyholder account balances                225.4              202.2
                Other benefits and expenses                                        56.3               42.6
                                                                         ------------------ -----------------
                                                                                  281.7              244.8
                                                                         ------------------ -----------------
              Operating income before federal income tax expense         $         45.4     $         42.8
                                                                         ================== =================

              OTHER DATA
              Statutory premiums and deposits (1)                        $        903.9     $        617.4
              Policy reserves as of period end:
                Individual                                               $      7,617.8     $      7,047.4
                Group                                                           7,877.9            8,017.8
                Institutional                                                     704.0                -
                                                                         ------------------ -----------------
              Total                                                      $     16,199.7     $     15,065.2
                                                                         ================== =================

              Pre-tax operating income to average policy reserves                 1.11%              1.14%

              ----------
             (1) Statutory data has been derived from the Quarterly Statements of the Company's life insurance subsidiaries, as filed with insurance regulatory authorities and prepared in accordance with statutory accounting practices.

              Fixed annuity segment results reflect a slight increase in interest spread income attributable to growth in fixed annuity policy reserves partially offset by lower interest margins in first quarter 2000 compared to first quarter 1999. Interest spread is the differential between net investment income and interest credited to policyholder account balances. Interest spreads vary depending on crediting rates offered by competitors, performance of the investment portfolio, including the rate of prepayments, changes in market interest rates and other factors.

              The following table depicts the interest spreads on general account policy reserves in the Fixed Annuities segment.

                                                     THREE MONTHS ENDED
                                                          MARCH 31,
                                                   ------------------------
                                                   2000               1999
                                                   -----              -----

              Net investment income                7.73%              7.62%
              Interest credited                    5.73%              5.60
                                                   -----              -----
                                                   2.00%              2.02%
                                                   =====              =====

              Recent increases in interest rates have slowed mortgage loan and bond prepayment activity and the Company anticipates interest spreads over the next several quarters to range between 190 and 195 basis points, excluding the impact of mortgage loan and bond prepayment income.

              Fixed annuity policy reserves totaled $16.20 billion as of March 31, 2000 compared to $16.59 billion as of the end of 1999 and $15.07 billion a year ago.

              First quarter fixed annuity premiums and deposits grew to $903.9 million in 2000 compared to $617.4 million in 1999. Most of the Company's fixed annuity premiums and deposits are amounts allocated to the fixed option of variable annuity contracts. First quarter 2000 fixed annuity premiums and deposits include $618.0 million in premiums allocated to the fixed option under a variable annuity contract, compared to $521.7 million in first quarter 1999. The increase is primarily attributable to $161.7 million of funding agreements issued in connection with the Company's medium-term note program coupled with a $96.3 million increase in the fixed option of variable annuity contract sales in the first quarter of 2000 as compared to the first quarter of 1999. The later increase was driven by the Company's enhanced dollar cost averaging (DCA) program that offers customers a first year bonus interest rate and transfers the account balance systematically to variable options over a six or twelve month period.

              The increase in other benefits and expenses in first quarter 2000 compared to a year ago is attributable to growth in business.

              Life Insurance

              The Life Insurance segment consists of insurance products, including variable universal life insurance and corporate-owned life insurance products, which provide a death benefit and may also allow the customer to build cash value on a tax-advantaged basis.

              The following table summarizes certain selected financial data for the Company's Life Insurance segment for the periods indicated.



                                                                                  THREE MONTHS ENDED
                                                                                       MARCH 31,
                                                                         --------------------------------------
              (in millions)                                                    2000                1999
              ---------------------------------------------------------- ------------------ -------------------
              INCOME STATEMENT DATA
              Revenues                                                   $        179.6     $        151.1
              Benefits and expenses                                               146.3              122.0
                                                                         ------------------ -------------------
              Operating income before federal income tax expense         $         33.3     $         29.1
                                                                         ================== ===================

              OTHER DATA
              Statutory premiums (1):
                Traditional and universal life insurance                 $         56.9     $         60.0
                Variable universal life insurance                                 125.3               90.5
                Corporate-owned life insurance                                    247.5              186.7
                                                                         ------------------ -------------------
              Total                                                      $        429.7     $        337.2
                                                                         ================== ===================
              Policy reserves as of period end:
                Traditional and universal life insurance                 $      2,560.6     $      2,459.4
                Variable universal life insurance                               2,000.1            1,363.3
                Corporate-owned life insurance                                  1,767.0            1,097.3
                                                                         ------------------ -------------------
              Total                                                      $      6,327.7     $      4,920.0
                                                                         ================== ===================

              ----------
              (1) Statutory data has been derived from the Quarterly Statements of the Company's life insurance subsidiaries, as filed with insurance regulatory authorities and prepared in accordance with statutory accounting practices.

              Life Insurance segment results reflect increased policy charge revenue driven by growth in investment life insurance in force and policy reserves partially offset by higher benefits and expense levels.

              The increase in Life Insurance segment earnings is attributable to strong growth in investment life insurance products, which include individual variable universal life insurance and corporate-owned life insurance, where the Company has aggressively expanded its distribution capabilities. Investment life premiums and deposits increased from $277.2 million in first quarter 1999 to $372.8 million in first quarter 2000. As a result of the sales growth and high persistency, revenues from investment life products increased to $72.1 million in first quarter 2000 from $51.8 million in first quarter 1999.

              Interest credited to policyholders increased $2.8 million in first quarter 2000 reaching $33.4 million compared to $30.6 million in first quarter 1999. Increased corporate-owned life insurance business accounted for most of the increases. Corporate investment fixed life insurance reserves increased $113.9 million to $1,033.9 million as of March 31, 2000 compared to $920.0 million a year ago.

              Traditional and universal life insurance benefits increased $4.1 million to $42.5 million in first quarter 2000 compared to the same period a year ago due to an increase in claims. Operating expenses increased by $3.5 million during first quarter 2000 as compared to first quarter 1999 primarily as a result of increased DAC amortization.

              Corporate and Other

              The following table summarizes certain selected financial data for the Company's Corporate and Other segment for the periods indicated.

                                                                                  THREE MONTHS ENDED
                                                                                       MARCH 31,
                                                                         --------------------------------------
              (in millions)                                                    2000                1999
              ---------------------------------------------------------- ------------------ -------------------
              INCOME STATEMENT DATA
              Revenues                                                   $         56.4     $         60.3
              Benefits and expenses                                                48.6               45.3
                                                                         ------------------ -------------------
              Operating income before federal income tax expense (1)     $          7.8     $         15.0
                                                                         ================== ===================

              ----------
              (1)  Excludes realized gains and losses on investments.

              Revenues in the Corporate and Other segment consist of net investment income on invested assets not allocated to the three product segments, investment management fees and other revenues earned from Nationwide mutual funds and net investment income and policy charges from group annuity contracts issued to Nationwide employee and agent benefit plans. During third quarter 1999 the Company assigned its investment advisory and related agreements associated with Nationwide mutual funds to an affiliate. The decrease in revenues reflects an increase in net investment income offset by a decrease in investment advisory and related fees. The increase in benefits and expenses is the result of increased interest credited and general expenses.

              In addition to the operating revenues previously presented, the Company also reports realized gains and losses on investments in the Corporate and Other segment. The Company realized net investment losses of $3.1 million and $5.4 million during the first quarter of 2000 and 1999, respectively.

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

              In November 1997, two plaintiffs, one who was the owner of a variable life insurance contract and the other who was the owner of a variable annuity contract, commenced a lawsuit in a federal court in Texas against Nationwide Life and the American Century group of defendants (Robert Young and David D. Distad v. Nationwide Life Insurance Company et al.). In this lawsuit, plaintiffs sought to represent a class of variable life insurance contract owners and variable annuity contract owners whom they claim were allegedly misled when purchasing these variable contracts into believing that the performance of their underlying mutual fund option managed by American Century, whose shares may only be purchased by insurance companies, would track the performance of a mutual fund, also managed by American Century, whose shares are publicly traded. The amended complaint seeks unspecified compensatory and punitive damages. On April 27, 1998, the district court denied, in part and granted, in part, motions to dismiss the complaint filed by the Company and American Century. The remaining claims against the Company allege securities fraud, common law fraud, civil conspiracy and breach of contract. On December 2, 1998, the district court issued an order denying plaintiffs' motion for class certification. On December 10, 1998, the district court stayed the lawsuit pending plaintiffs' petition to the federal appeals court for interlocutory review of the order denying class certification and the appeals court declined to review the order denying class certification upon interlocutory appeal. On June 11, 1999, the District Court denied the plaintiffs' motion to amend their complaint and reconsider class certification. In January 2000, the parties to this litigation settled this lawsuit now limited to the claims of the two named plaintiffs. On February 9, 2000 the court dismissed this lawsuit with prejudice.

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

              None.

ITEM 6        EXHIBITS AND REPORTS ON FORM 8-K

              (a)     Exhibits:

                      27   Financial Data Schedule (electronic filing only)

              (b)     Reports on Form 8-K:

                      No reports on Form 8-K were filed during the three month period ended March 31, 2000.

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


                                       NATIONWIDE LIFE INSURANCE COMPANY
                                       ---------------------------------
                                                 (Registrant)



Date: May 12, 2000              /s/Mark R. Thresher
                                ------------------------------------------------
                                Mark R. Thresher
                                Senior Vice President - Finance -
                                Nationwide Financial
                                (Chief Accounting Officer)