Form 10-Q
period 2000-06-30
NATIONWIDE LIFE INSURANCE CO
filed 2000-08-14
CIK 205695

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549
                      ------------------------------------


                                    FORM 10-Q


                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2000       COMMISSION FILE NO. 2-28596


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

All voting stock was held by affiliates of the Registrant on August 1, 2000.

       COMMON STOCK (par value $1 per share) - 3,814,779 shares issued and outstanding as of August 1, 2000 (Title of Class)


      THE REGISTRANT MEETS THE CONDITIONS SET FORTH IN GENERAL INSTRUCTION
              H(1)(a) AND (b) OF FORM 10-Q AND IS THEREFORE FILING
                 THIS FORM WITH THE REDUCED DISCLOSURE FORMAT.

               NATIONWIDE LIFE INSURANCE COMPANY AND SUBSIDIARIES

                                    FORM 10-Q


                                      INDEX



PART I       FINANCIAL INFORMATION

             Item 1      Unaudited Consolidated Financial Statements                              3

             Item 2      Management's Narrative Analysis of the Results of Operations            10

             Item 3      Quantitative and Qualitative Disclosures About Market Risk              19

PART II      OTHER INFORMATION

             Item 1      Legal Proceedings                                                       20

             Item 2      Changes in Securities                                                   20

             Item 3      Defaults Upon Senior Securities                                         20

             Item 4      Submission of Matters to a Vote of Security Holders                     20

             Item 5      Other Information                                                       21

             Item 6      Exhibits and Reports on Form 8-K                                        21

SIGNATURE                                                                                        22

                         PART I - FINANCIAL INFORMATION

ITEM 1 UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

               NATIONWIDE LIFE INSURANCE COMPANY AND SUBSIDIARIES

       (a wholly owned subsidiary of Nationwide Financial Services, Inc.)
                        Consolidated Statements of Income
                                   (Unaudited)
                                  (in millions)


                                                                        THREE MONTHS ENDED            SIX MONTHS ENDED
                                                                             JUNE 30,                     JUNE 30,
                                                                     ------------------------      ------------------------
                                                                         2000          1999            2000          1999
                                                                     ----------    ----------      ----------    ----------
REVENUES
  Policy charges                                                     $    266.1    $    218.1      $    538.7    $    424.3
  Life insurance premiums                                                  62.1          48.9           129.0         102.4
  Net investment income                                                   409.4         372.1           817.0         735.4
  Net realized losses on investments                                      (10.7)         (8.3)          (13.8)        (13.7)
  Other                                                                     4.0          20.4             9.2          39.9
                                                                     ----------    ----------      ----------    ----------
                                                                          730.9         651.2         1,480.1       1,288.3
                                                                     ----------    ----------      ----------    ----------

BENEFITS AND EXPENSES
  Interest credited to policyholder account balances                      290.3         267.4           584.5         531.2
  Other benefits and claims                                                61.7          44.3           129.0          94.8
  Policyholder dividends on participating policies                         11.5          11.7            23.5          21.8
  Amortization of deferred policy acquisition costs                        86.2          66.8           172.1         127.5
  Other operating expenses                                                118.4         109.0           240.5         213.3
                                                                     ----------    ----------      ----------    ----------
                                                                          568.1         499.2         1,149.6         988.6
                                                                     ----------    ----------      ----------    ----------

  Income before federal income tax expense                                162.8         152.0           330.5         299.7
Federal income tax expense                                                 51.9          51.9           106.3         100.4
                                                                     ----------    ----------      ----------    ----------
  Net income                                                         $    110.9    $    100.1      $    224.2    $    199.3
                                                                     ==========    ==========      ==========    ==========




See accompanying notes to unaudited consolidated financial statements.

               NATIONWIDE LIFE INSURANCE COMPANY AND SUBSIDIARIES
       (a wholly owned subsidiary of Nationwide Financial Services, Inc.)
                           Consolidated Balance Sheets
                     (in millions, except per share amounts)


                                                                                          (UNAUDITED)
                                                                                            JUNE 30,         DECEMBER 31,
ASSETS                                                                                        2000               1999
                                                                                        ---------------     ---------------
Investments:
   Securities available-for-sale, at fair value:
      Fixed maturity securities (cost $14,708.3 in 2000; $15,377.3 in 1999)             $      14,599.5     $      15,294.0
      Equity securities (cost $103.3 in 2000; $84.9 in 1999)                                      119.5                92.9
   Mortgage loans on real estate, net                                                           5,923.5             5,786.3
   Real estate, net                                                                               281.2               254.8
   Policy loans                                                                                   553.5               519.6
   Other long-term investments                                                                     78.8                73.8
   Short-term investments                                                                         406.9               416.0
                                                                                        ---------------     ---------------
                                                                                               21,962.9            22,437.4
                                                                                        ---------------     ---------------

Cash                                                                                               23.6                 4.8
Accrued investment income                                                                         232.4               238.6
Deferred policy acquisition costs                                                               2,791.6             2,554.1
Other assets                                                                                      420.5               305.9
Assets held in separate accounts                                                               70,569.1            67,135.1
                                                                                        ---------------     ---------------
                                                                                        $      96,000.1     $      92,675.9
                                                                                        ===============     ===============

LIABILITIES AND SHAREHOLDER'S EQUITY
Future policy benefits and claims                                                       $      21,566.1     $      21,861.6
Other liabilities                                                                                 971.0               914.2
Liabilities related to separate accounts                                                       70,569.1            67,135.1
                                                                                        ---------------     ---------------
                                                                                               93,106.2            89,910.9
                                                                                        ---------------     ---------------

Shareholder's equity:
  Capital shares, $1 par value.  Authorized 5.0 million shares, issued and
    outstanding 3.8 million shares                                                                  3.8                 3.8
  Additional paid-in capital                                                                      766.1               766.1
  Retained earnings                                                                             2,145.2             2,011.0
  Accumulated other comprehensive loss                                                            (21.2)              (15.9)
                                                                                        ---------------     ---------------
                                                                                                2,893.9             2,765.0
                                                                                        ---------------     ---------------
                                                                                        $      96,000.1     $      92,675.9
                                                                                        ===============     ===============


See accompanying notes to unaudited consolidated financial statements.

               NATIONWIDE LIFE INSURANCE COMPANY AND SUBSIDIARIES
       (a wholly owned subsidiary of Nationwide Financial Services, Inc.)
                 Consolidated Statements of Shareholder's Equity
                                   (Unaudited)
                     Six Months Ended June 30, 2000 and 1999
                                  (in millions)


                                                                                             ACCUMULATED
                                                             ADDITIONAL                         OTHER             TOTAL
                                                  COMMON      PAID-IN        RETAINED       COMPREHENSIVE     SHAREHOLDER'S
                                                  STOCK       CAPITAL        EARNINGS           INCOME            EQUITY
                                                ----------- ------------- --------------- ----------------- ------------------
BALANCE, JANUARY 1, 1999                        $     3.8   $    914.7    $    1,579.0    $       275.6      $     2,773.1

Comprehensive income:
  Net income                                          -            -             199.3              -                199.3
  Net unrealized losses on securities
     available-for-sale arising during the            -            -               -             (190.6)            (190.6)
     period
                                                                                                             -----------------
Total comprehensive income                                                                                             8.7
                                                                                                             -----------------
Dividends to shareholder                              -            -             (11.0)             -                (11.0)
                                                ----------- ------------- --------------- ----------------- ------------------
BALANCE, JUNE 30, 1999                          $     3.8   $    914.7    $    1,767.3    $        85.0      $     2,770.8
                                                =========== ============= =============== ================= ==================




BALANCE, JANUARY 1, 2000                        $     3.8   $    766.1    $    2,011.0    $       (15.9)     $     2,765.0

Comprehensive income:
  Net income                                          -            -             224.2              -                224.2
  Net unrealized losses on securities
     available-for-sale arising during the            -            -               -               (5.3)              (5.3)
     period
                                                                                                             -----------------
Total comprehensive income                                                                                           218.9
                                                                                                             -----------------
Dividends to shareholder                              -            -             (90.0)             -                (90.0)
                                                ----------- ------------- --------------- ----------------- ------------------
BALANCE, JUNE 30, 2000                          $     3.8   $    766.1    $    2,145.2    $       (21.2)     $     2,893.9
                                                =========== ============= =============== ================= ==================



See accompanying notes to unaudited consolidated financial statements.

               NATIONWIDE LIFE INSURANCE COMPANY AND SUBSIDIARIES
       (a wholly owned subsidiary of Nationwide Financial Services, Inc.)
                      Consolidated Statements of Cash Flows
                                   (Unaudited)
                     Six Months Ended June 30, 2000 and 1999
                                  (in millions)


                                                                                                 2000             1999
                                                                                             ------------     ------------
  CASH FLOWS FROM OPERATING ACTIVITIES
  Net income                                                                                 $      224.2     $      199.3
  Adjustments to reconcile net income to net cash provided by operating activities:
    Interest credited to policyholder account balances                                              584.5            531.2
    Capitalization of deferred policy acquisition costs                                            (400.5)          (322.6)
    Amortization of deferred policy acquisition costs                                               172.1            127.5
    Amortization and depreciation                                                                    (3.3)             3.8
    Realized losses on investments, net                                                              13.8             13.7
    Decrease (increase) in accrued investment income                                                  6.2             (5.3)
    Increase in other assets                                                                       (114.6)           (40.2)
    Increase (decrease) in policy liabilities                                                        44.2             (2.9)
    Increase in other liabilities                                                                    69.7             49.2
    Other, net                                                                                       (8.1)            (2.9)
                                                                                             ------------     ------------
      Net cash provided by operating activities                                                     588.2            550.8
                                                                                             ------------     ------------

  CASH FLOWS FROM INVESTING ACTIVITIES
  Proceeds from maturity of securities available-for-sale                                         1,912.9          1,172.5
  Proceeds from sale of securities available-for-sale                                                67.5            247.7
  Proceeds from repayments of mortgage loans on real estate                                         325.0            227.8
  Proceeds from sale of real estate                                                                   2.6              5.2
  Proceeds from repayments of policy loans and sale of other invested assets                         12.8             10.0
  Cost of securities available-for-sale acquired                                                 (1,315.5)        (1,714.2)
  Cost of mortgage loans on real estate acquired                                                   (474.4)          (295.1)
  Cost of real estate acquired                                                                       (2.9)            (1.9)
  Short-term investments, net                                                                         9.1             61.3
  Other, net                                                                                        (82.3)           (56.9)
                                                                                             ------------     ------------
      Net cash provided by (used in) investing activities                                           454.8           (343.6)
                                                                                             ------------     ------------

  CASH FLOWS FROM FINANCING ACTIVITIES
  Cash dividends paid                                                                              (100.0)           (13.5)
  Increase in investment product and universal life insurance product account balances            2,305.2          1,559.7
  Decrease in investment product and universal life insurance product account balances           (3,229.4)        (1,755.8)
                                                                                             ------------     ------------
      Net cash used in financing activities                                                      (1,024.2)          (209.6)
                                                                                             ------------     ------------

  Net increase (decrease) in cash                                                                    18.8             (2.4)

  Cash, beginning of period                                                                           4.8              3.4
                                                                                             ------------     ------------
  Cash, end of period                                                                        $       23.6     $        1.0
                                                                                             ============     ============




See accompanying notes to unaudited consolidated financial statements.

               NATIONWIDE LIFE INSURANCE COMPANY AND SUBSIDIARIES
       (a wholly owned subsidiary of Nationwide Financial Services, Inc.)
              Notes to Unaudited Consolidated Financial Statements
                         Six Months Ended June 30, 2000


(1)      BASIS OF PRESENTATION

         The accompanying unaudited consolidated financial statements of Nationwide Life Insurance Company and subsidiaries (NLIC or collectively, the Company) have been prepared in accordance with generally accepted accounting principles, which differ from statutory accounting practices prescribed or permitted by regulatory authorities, for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all information and footnotes required by generally accepted accounting principles for complete financial statements. The financial information included herein reflects all adjustments (all of which are normal and recurring in nature) which are, in the opinion of management, necessary for a fair presentation of financial position and results of operations. Operating results for all periods presented are not necessarily indicative of the results that may be expected for the full year. All significant intercompany balances and transactions have been eliminated. The accompanying unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements and related notes for the year ended December 31, 1999 included in the Company's annual report on Form 10-K.

(2)      RECENTLY ISSUED ACCOUNTING STANDARDS

         In June 1998, the Financial Accounting Standards Board (FASB) issued Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities" (FAS 133). FAS 133, as amended by Statement Nos. 137 and 138, is effective for fiscal years beginning after June 15, 2000 and establishes accounting and reporting standards for derivative instruments and for hedging activities. The Statement also addresses contracts that contain embedded derivatives, such as certain insurance contracts. FAS 133 requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. The Company plans to adopt this Statement in first quarter 2001 and is currently evaluating the impact on results of operations and financial condition.

(3)      COMPREHENSIVE INCOME

         Comprehensive Income (Loss) includes net income as well as certain items that are reported directly within a separate component of shareholder's equity that bypass net income. Currently, the Company's only component of Other Comprehensive Income (Loss) is unrealized gains (losses) on securities available-for-sale. The related before and after federal income tax amounts are as follows:

                                                              THREE MONTHS ENDED       SIX MONTHS ENDED
           (in millions)                                            JUNE 30,               JUNE 30,
----------------------------------------------------------------------------------------------------------
                                                               2000        1999         2000        1999
                                                              ------     -------      -------     -------
Unrealized gains (losses) on securities available-
 for-sale arising during the period:
   Gross                                                      $  3.4     $(241.9)     $  (9.4)    $(396.3)
   Adjustment to deferred policy acquisition costs             (11.5)       63.8          9.1        93.4
   Related federal income tax benefit                            2.8        60.9          7.1       102.6
                                                              ------     -------      -------     -------
       Net                                                      (5.3)     (117.2)       (13.2)     (200.3)
                                                              ------     -------      -------     -------
Reclassification adjustment for net losses on securities
 available-for-sale realized during the period:
   Gross                                                        11.2         6.5         12.1        15.0
   Related federal income tax benefit                           (3.9)       (2.3)        (4.2)       (5.3)
                                                              ------     -------      -------     -------
       Net                                                       7.3         4.2          7.9         9.7
                                                              ------     -------      -------     -------
Total Other Comprehensive Income (Loss)                       $  2.0     $(113.0)     $  (5.3)    $(190.6)
                                                              ======     =======      =======     =======

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

         In addition to the product segments, the Company reports corporate revenues and expenses, investments and related investment income supporting capital not specifically allocated to its product segments, certain revenues and expenses of its investment advisor and broker/dealer subsidiary, revenues and expenses related to group annuity contracts sold to Nationwide employee and agent benefit plans and all realized gains and losses on investments in a Corporate and Other segment.

         The following table summarizes the financial results of the Company's business segments for the three months ended June 30, 2000 and 1999.

                                                 VARIABLE         FIXED            LIFE         CORPORATE
         (in millions)                          ANNUITIES       ANNUITIES       INSURANCE       AND OTHER        TOTAL
         ------------------------------------ --------------- --------------- --------------- ------------- ----------------
         2000
         Operating revenue (1)                $      186.3    $      322.7    $      182.6    $       50.0   $      741.6
         Benefits and expenses                       101.1           275.7           146.1            45.2          568.1
                                              --------------- --------------- --------------- ------------- ----------------
           Operating income before federal
             income tax expense                       85.2            47.0            36.5             4.8          173.5
         Net realized losses on investments            -               -               -             (10.7)         (10.7)
                                              --------------- --------------- --------------- ------------- ----------------
         Consolidated income (loss) before
           federal income tax expense         $       85.2    $       47.0    $       36.5    $       (5.9)  $      162.8
                                              =============== =============== =============== ============= ================

         1999
         Operating revenue (1)                $      154.8    $      286.3    $      153.3    $       65.1   $      659.5
         Benefits and expenses                        83.8           240.3           124.1            51.0          499.2
                                              --------------- --------------- --------------- ------------- ----------------
           Operating income before federal
             income tax expense                       71.0            46.0            29.2            14.1          160.3
         Net realized losses on investments            -               -               -              (8.3)          (8.3)
                                              --------------- --------------- --------------- ------------- ----------------
         Consolidated income before
           federal income tax expense         $       71.0    $       46.0    $       29.2    $        5.8   $      152.0
                                              =============== =============== =============== ============= ================

----------
(1) Excludes net realized gains and losses on investments.

               NATIONWIDE LIFE INSURANCE COMPANY AND SUBSIDIARIES
       (a wholly owned subsidiary of Nationwide Financial Services, Inc.)
         Notes to Unaudited Consolidated Financial Statements, Continued



         The following table summarizes the allocation of assets to and the financial results of the Company's business segments as of and for the six months ended June 30, 2000 and 1999.

                                                 VARIABLE         FIXED            LIFE         CORPORATE
         (in millions)                          ANNUITIES       ANNUITIES       INSURANCE       AND OTHER        TOTAL
         ------------------------------------ --------------- --------------- --------------- ------------- ----------------
         2000
         Operating revenue (1)                $      375.5    $      649.8    $      362.2    $      106.4   $    1,493.9
         Benefits and expenses                       206.0           557.4           292.4            93.8        1,149.6
                                              --------------- --------------- --------------- ------------- ----------------
           Operating income before federal
             income tax expense                      169.5            92.4            69.8            12.6          344.3
         Net realized losses on investments            -               -               -             (13.8)         (13.8)
                                              --------------- --------------- --------------- ------------- ----------------
         Consolidated income (loss) before
           federal income tax expense         $      169.5    $       92.4    $       69.8    $       (1.2)  $      330.5
                                              =============== =============== =============== ============= ================

         Assets as of period end              $   65,514.0    $   16,898.9    $    7,555.3    $    6,031.9   $   96,000.1
                                              =============== =============== =============== ============= ================

         1999
         Operating revenue (1)                $      298.3    $      573.9    $      304.4    $      125.4   $    1,302.0
         Benefits and expenses                       161.1           485.1           246.1            96.3          988.6
                                              --------------- --------------- --------------- ------------- ----------------
           Operating income before federal
             income tax expense                      137.2            88.8            58.3            29.1          313.4
         Net realized losses on investments            -               -               -             (13.7)         (13.7)
                                              --------------- --------------- --------------- ------------- ----------------
         Consolidated income before
           federal income tax expense         $      137.2    $       88.8    $       58.3    $       15.4   $      299.7
                                              =============== =============== =============== ============= ================

         Assets as of period end              $   54,603.7    $   15,641.8    $    5,790.1    $    5,794.2   $   81,829.8
                                              =============== =============== =============== ============= ================

         ----------
         (1)  Excludes net realized gains and losses on investments.


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

                                                                           THREE MONTHS ENDED       SIX MONTHS ENDED
                                                                                JUNE 30,                JUNE 30,
                                                                         ------------------------------------------------
                  (in millions)                                             2000        1999        2000         1999
                  ------------------------------------------------------ ----------- ------------------------ -----------
                  Net income                                             $    110.9  $    100.1  $    224.2   $    199.3
                  Net realized losses on investments, net of tax                7.0         5.4         9.0          8.9
                                                                         ----------- ------------------------ -----------
                    Net operating income                                 $    117.9  $    105.5  $    233.2   $    208.2
                                                                         =========== ======================== ===========

              Revenues

              Total operating revenues, which exclude net realized gains and losses on investments, for second quarter 2000 increased to $741.6 million compared to $659.5 million for the same period in 1999. For the first six months of 2000 and 1999, total operating revenues were $1.49 billion and $1.30 billion, respectively. Increases in policy charges and net investment income were the key drivers to revenue growth.

              Policy charges include asset fees, which are primarily earned from separate account assets generated from sales of variable annuities and variable life insurance products; cost of insurance charges earned on universal life insurance products; administration fees, which include fees charged per contract on a variety of the Company's products and premium loads on universal life insurance products; and surrender fees, which are charged as a percentage of premiums withdrawn during a specified period of annuity and certain life insurance contracts. Policy charges for the comparable periods of 2000 and 1999 were as follows:


                                                                    THREE MONTHS ENDED           SIX MONTHS ENDED
                                                                         JUNE 30,                    JUNE 30,
                                                                --------------------------- ---------------------------
                  (in millions)                                     2000          1999          2000          1999
                  --------------------------------------------- ------------- ------------- ------------- -------------
                  Asset fees                                    $    180.0    $    152.2    $    355.9    $    292.6
                  Cost of insurance charges                           37.0          28.4          72.1          54.3
                  Administrative fees                                 27.2          22.0          63.9          47.8
                  Surrender fees                                      21.9          15.5          46.8          29.6
                                                                ------------- ------------- ------------- -------------
                    Total policy charges                        $    266.1    $    218.1    $    538.7    $    424.3
                                                                ============= ============= ============= =============

              The growth in asset fees reflects a 21% increase in total separate account assets which reached $70.57 billion as of June 30, 2000 compared to $58.15 billion a year ago. Continued strong sales of variable annuity and variable life insurance products as well as market appreciation have contributed significantly to the increase in separate account assets.

              Cost of insurance charges are assessed as a percentage of the net amount at risk on universal life insurance policies. The net amount at risk is equal to a policy's death benefit minus the related policyholder account value. The increase in cost of insurance charges is due primarily to growth in the net amount at risk related to individual investment life insurance reflecting expanded distribution and increased customer demand for variable life insurance products. The net amount at risk related to individual investment life insurance grew to $21.61 billion as of June 30, 2000 compared to $17.10 billion a year ago.

              The growth in administrative fees is attributable to a significant increase in premiums on individual variable life policies and certain corporate-owned life policies where the Company collects a premium load. The increase in surrender charges is primarily attributable to policyholder withdrawals in the Variable Annuities segment, and reflects the overall increase in variable annuity policy reserves and an increase in surrender rates in the first half of 2000.

              Net investment income includes the gross investment income earned on investments supporting fixed annuities and certain life insurance products as well as the yield on the Company's general account invested assets which are not allocated to product segments. Net investment income grew from $372.1 million in the second quarter of 1999 to $409.4 million in the second quarter of 2000 and from $735.4 million in the first half of 1999 to $817.0 million in the first half of 2000. The increases were primarily due to increased invested assets to support growth in fixed annuity policy reserves coupled with an increase in average yield on the investment portfolio. Fixed annuity policy reserves, which include the fixed option of variable annuity contracts, increased $1.23 billion to $16.34 billion as of the end of second quarter 2000 compared to $15.11 billion a year ago.

              Other income totaled $4.0 million in second quarter 2000, a decrease of $16.4 million from second quarter 1999. For the first half of 2000, other income totaled $9.2 million compared to $39.9 million in the first half of 1999. The decrease is due to the assignment of the Company's investment advisory and related agreements associated with Nationwide mutual funds to an affiliate.

              The Company does not consider realized gains and losses on investments to be recurring components of earnings. The Company makes decisions concerning the sale of invested assets based on a variety of market, business, tax and other factors. Net realized losses on investments were $10.7 million and $8.3 million for second quarter 2000 and 1999, respectively. For the first six months of 2000, the Company reported net realized losses on investments of $13.8 million compared to $13.7 million of net realized losses for the first six months of 1999. During the first half of 2000 the Company recognized a total of $10.5 million of realized losses on two fixed maturity security holdings compared to a total of $19.9 million of realized losses on two fixed maturity security holdings for the same period in 1999.

              Benefits and Expenses

              Total benefits and expenses were $568.1 million in second quarter 2000, a 14% increase over second quarter 1999, while year-to-date 2000 benefits and expenses were $1.15 billion compared to $988.6 million a year ago. The increase is due mainly to growth in amortization of deferred acquisition costs (DAC) and interest credited. Additionally, other policyholder benefits and other operating expenses were up approximately 17% compared to the year ago second quarter and up 20% compared to the six-month period a year ago.

              The significant growth in the Variable Annuities segment business is the primary reason for the increase in amortization of DAC which totaled $86.2 million and $66.8 million in second quarter of 2000 and 1999, respectively. On a year-to-date basis, DAC amortization totaled $172.1 million in 2000 compared to $127.5 million in 1999.

              Consistent with the growth in fixed annuity business and higher crediting rates, interest credited increased to $290.3 million for the second quarter of 2000 compared to $267.4 million a year ago. For the first half of 2000, interest credited increased $53.3 million to $584.5 million as compared to 1999.

              Federal income tax expense was $51.9 million in both second quarters, representing effective tax rates of 31.9% and 34.1% for second quarter 2000 and 1999, respectively. For the first six months of 2000 and 1999, federal income tax expense was $106.3 million and $100.4 million, representing effective tax rates of 32.2% and 33.5%, respectively. An increase in tax exempt income and investment tax credits resulted in the decrease in effective rates.

              Recently Issued Accounting Standards

              See note 2 to the unaudited consolidated financial statements for a discussion of recently issued accounting standards.

              Sales Information

              The following table summarizes total Company sales, excluding internal replacements, by business segment.

                                                                        THREE MONTHS ENDED           SIX MONTHS ENDED
                                                                             JUNE 30,                    JUNE 30,
                                                                    --------------------------- ---------------------------
              (in millions)                                             2000          1999          2000          1999
              ----------------------------------------------------- ------------- ------------- ------------- -------------
              Variable annuity deposits                             $  3,281.3    $  2,624.5    $  6,556.5    $  5,082.3
              Fixed annuity deposits                                     844.1         748.9       1,586.3       1,366.3
              Life insurance premiums                                    296.6         201.9         707.3         452.4
                                                                    ------------- ------------- ------------- -------------
                Total core premiums and deposits                       4,422.0       3,575.3       8,850.1       6,901.0
              Internal replacements                                     (516.6)       (158.2)       (893.5)       (255.6)
                                                                    ------------- ------------- ------------- -------------
                Total core sales                                       3,905.4       3,417.1       7,956.6       6,645.4
                                                                    ------------- ------------- ------------- -------------

              Bank-owned life insurance (BOLI)                           309.7           -           328.7          86.7
              Institutional products                                     162.8           -           324.5           -
              Nationwide employee and agent benefit plans                 77.6         123.7         135.9         190.1
                                                                    ------------- ------------- ------------- -------------
                  Total sales                                       $  4,455.5    $  3,540.8    $  8,745.7    $  6,922.2
                                                                    ============= ============= ============= =============

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

              The program was launched in July 1999 as a means to expand spread based product offerings. The Company excludes institutional products and BOLI sales as well as deposits into Nationwide employee and agent benefit plans from its targeted core sales. Although funding agreements and BOLI contribute to asset and earnings growth, they do not produce steady production flow that lends itself to meaningful comparisons. BOLI sales in the second quarter 2000 include $300.0 million from an affiliate. The Company also excludes internal replacements from its targeted core sales.

              Total core sales reached $3.91 billion in the second quarter of 2000, an increase of 14% over 1999, while year-to-date core sales increased 20% over 1999. Total annuity sales, net of internal replacements, contributed $3.61 billion and $3.22 billion in the second quarter of 2000 and 1999, respectively. Core life insurance sales for second quarter 2000 were up 47% to $296.6 million with individual variable universal life and corporate-owned life products leading the growth.

              The Company sells its products through a broad distribution network. Unaffiliated entities that sell the Company's products to their own customer base include independent broker/dealers, brokerage firms, pension plan administrators, life insurance specialists and financial institutions. Representatives of the Company or its affiliates who market products directly to a customer base identified by the Company include Nationwide Retirement Solutions sales representatives and Nationwide agents.

              Core sales by distribution channel are summarized as follows:

                                                                 THREE MONTHS ENDED           SIX MONTHS ENDED
                                                                      JUNE 30,                    JUNE 30,
                                                             --------------------------- ---------------------------
              (in millions)                                      2000          1999          2000          1999
              ---------------------------------------------- ------------- ------------- ------------- -------------
                Independent broker/dealers                   $  1,593.4    $  1,360.5    $  3,144.0    $  2,621.0
                Brokerage firms                                   300.3         237.1         608.3         448.4
                Financial institutions                            760.0         641.0       1,404.4       1,170.9
                Pension plan administrators                       258.8         335.7         590.9         673.2
                Nationwide Retirement Solutions
                 sales representatives                            671.7         606.2       1,446.5       1,207.9
                Nationwide agents                                 223.6         196.2         434.9         383.5
                Life insurance specialists                         97.6          40.4         327.6         140.5
                                                             ------------- ------------- ------------- -------------
              Total core sales                               $  3,905.4    $  3,417.1    $  7,956.6    $  6,645.4
                                                             ============= ============= ============= =============

              Sales through independent broker/dealers increased 17% and 20% for the three months and six months ended June 30, 2000, respectively. The hiring of additional wholesalers and certain product enhancements have contributed to the growth. Sales through financial institutions increased as we continue to add banks which sell our products.

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

              Core sales by product are summarized as follows:


                                                                THREE MONTHS ENDED           SIX MONTHS ENDED
                                                                     JUNE 30,                    JUNE 30,
                                                            --------------------------- ----------------------------
              (in millions)                                     2000          1999          2000          1999
              --------------------------------------------- ------------- ------------- ------------- --------------
              BEST of AMERICA(R)products                    $   1,622.5   $   1,295.9   $   2,941.6   $   2,432.7
              Private label annuities                             274.8         360.8         548.7         665.2
              Other                                               137.1         101.7         278.3         194.6
                                                            ------------- ------------- ------------- --------------
                Total individual annuities                      2,034.4       1,758.4       3,768.6       3,292.5
                                                            ------------- ------------- ------------- --------------

              BEST of AMERICA(R)group pension series              950.5         887.5       2,149.1       1,789.3
              IRC Section 457 annuities                           613.7         521.6       1,305.3       1,052.5
              Other                                                10.2          47.7          26.3          58.7
                                                            ------------- ------------- ------------- --------------
                Total group annuities                           1,574.4       1,456.8       3,480.7       2,900.5
                                                            ------------- ------------- ------------- --------------

              Traditional/Universal life insurance                 63.7          61.8         120.6         121.8
              BEST of AMERICA(R)variable life series              138.1          99.7         263.4         190.2
              Corporate-owned life insurance                       94.8          40.4         323.3         140.5
                                                            ------------- ------------- ------------- --------------
                Total life insurance                              296.6         201.9         707.3         452.4
                                                            ------------- ------------- ------------- --------------

                Total core sales                            $   3,905.4   $   3,417.1   $   7,956.6   $   6,645.4
                                                            ============= ============= ============= ==============

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

                                                           THREE MONTHS ENDED           SIX MONTHS ENDED
                                                                JUNE 30,                    JUNE 30,
                                                       --------------------------- ----------------------------
                  (in millions)                            2000          1999          2000          1999
                  ------------------------------------ ------------- ------------- ----------- ----------------
                  Variable Annuities                   $     85.2    $     71.0    $    169.5    $    137.2
                  Fixed Annuities                            47.0          46.0          92.4          88.8
                  Life Insurance                             36.5          29.2          69.8          58.3
                  Corporate and Other                         4.8          14.1          12.6          29.1
                                                       ------------- ------------- ----------- ----------------
                                                       $    173.5    $    160.3    $    344.3    $    313.4
                                                       ============= ============= =========== ================

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

                                                                        THREE MONTHS ENDED           SIX MONTHS ENDED
                                                                             JUNE 30,                    JUNE 30,
                                                                    --------------------------- ----------------------------
              (in millions)                                             2000          1999          2000          1999
              ----------------------------------------------------- ------------- ------------- ------------- --------------
              INCOME STATEMENT DATA
              Revenues                                              $      186.3  $      154.8  $      375.5  $     298.3
              Benefits and expenses                                        101.1          83.8         206.0        161.1
                                                                    ------------- ------------- ------------- --------------
              Operating income before federal income tax expense    $       85.2  $       71.0  $      169.5  $     137.2
                                                                    ============= ============= ============= ==============

              OTHER DATA
              Statutory premiums and deposits (1)                   $    3,281.3  $    2,624.5  $    6,556.5  $   5,082.3
              Policy reserves as of period end:
                Individual                                          $   38,911.2  $   32,884.4
                Group                                                   25,115.1      20,378.9
                                                                    ------------- -------------
              Total                                                 $   64,026.3  $   53,263.3
                                                                    ============= =============

              Pre-tax operating income to average policy reserves        0.54%         0.56%         0.54%         0.56%

              ----------
              (1) Statutory data have been derived from the Quarterly Statements of the Company's life insurance subsidiaries, as filed with insurance regulatory authorities and prepared in accordance with statutory accounting practices, which differ from Generally Accepted Accounting Principles.

              Variable annuity segment results reflect substantially increased asset fee revenue partially offset by increases in DAC amortization and other operating expenses. Asset fees increased to $174.7 million in the second quarter of 2000, up 19% from $146.5 million in the same period a year ago. For the first half of 2000, asset fees totaled $345.3 million up 22% from the first half of 1999. The increase in asset fees is due to continued growth in variable annuity policy reserve levels resulting from increased variable annuity sales and market appreciation on investments underlying reserves. Variable annuity policy reserves declined $1.21 billion during second quarter 2000 and totaled $64.03 billion as of June 30, 2000. During the first six months of 2000 reserves have increased $2.83 billion and are up 20% compared to a year ago

              Variable annuity deposits increased 25% for the second quarter 2000, reaching $3.28 billion compared to $2.62 billion in the year ago quarter. Compared to first quarter 2000, variable annuity deposits were flat. Variable annuity deposits grew 29% in 2000 compared to the first half of 1999, reaching $6.56 billion. Nearly all channels contributed to the growth in 2000.

              Less favorable equity market conditions during the first half of 2000 has slowed the growth in variable annuity policy reserves. Variable annuity policy reserves reflect market appreciation of $634.8 billion during the first six months of 2000. Over the past twelve months, variable annuity policy reserves have increased $6.81 billion as a result of market appreciation, due mainly to $8.70 billion of market appreciation in the fourth quarter of 1999.

              Offsetting the growth in policy reserves attributable to an increase in deposits and market appreciation was an increase in policyholder surrender activity. Excluding the impact of internal replacements and transfers to the assets managed and administered segment, surrenders as a percentage of average reserves were 13%, annualized, in second quarter 2000, compared to 10% in second quarter 1999. The surrender rate in the first half of 2000 was 14%, annualized, as compared to 11% for the first half of 1999. The increase in surrender activity is attributable to an increase in competition in the individual variable annuity market which has increased transfers to competitor products and the overall aging of the Company's book of business. The Company introduced new products, new product features and new retention strategies during first quarter 2000 in an effort to decrease the rate of surrenders. The rate of surrenders in second quarter 2000 declined 200 basis points to an annualized rate of 13% from the first quarter 2000 rate of 15%.

              Amortization of DAC increased 44% to $56.0 million in second quarter 2000 compared to $38.8 million in second quarter 1999. DAC amortization for the first half of 2000 increased to $112.0 million compared to $74.2 million for the first half of 1999. Operating expenses of $44.0 million in second quarter 2000 were flat compared to second quarter 1999, while year-to-date 2000 operating expenses were $92.3 million compared to $85.8 million in 1999. The growth in DAC amortization and operating expenses reflect the overall growth in the variable annuity business. The increase in DAC amortization also reflects the increase in policyholder surrenders.

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

                                                                        THREE MONTHS ENDED           SIX MONTHS ENDED
                                                                             JUNE 30,                    JUNE 30,
                                                                    --------------------------- ----------------------------
              (in millions)                                             2000          1999          2000          1999
              ----------------------------------------------------- ------------- ------------- ------------- --------------
              INCOME STATEMENT DATA
              Revenues:
                Net investment income                               $      304.2  $      278.1  $      608.4  $     553.4
                Other                                                       18.5           8.2          41.4         20.5
                                                                    ------------- ------------- ------------- --------------
                                                                           322.7         286.3         649.8        573.9
                                                                    ------------- ------------- ------------- --------------
              Benefits and expenses:
                Interest credited to policyholder account balances         222.2         202.5         447.6        404.7
                Other benefits and expenses                                 53.5          37.8         109.8         80.4
                                                                    ------------- ------------- ------------- --------------
                                                                           275.7         240.3         557.4        485.1
                                                                    ------------- ------------- ------------- --------------
              Operating income before federal income tax expense    $       47.0  $       46.0  $       92.4  $      88.8
                                                                    ============= ============= ============= ==============

              OTHER DATA
              Statutory premiums and deposits (1)                   $    1,006.9  $      748.9  $    1,910.8  $   1,366.3
              Policy reserves as of period end:
                Individual                                          $    7,608.2  $    7,115.5
                Group                                                    7,855.0       7,998.8
                Institutional                                              873.6           -
                                                                    ------------- -------------
              Total                                                 $   16,336.8  $   15,114.3
                                                                    ============= =============

              Pre-tax operating income to average policy reserves          1.15%         1.22%         1.13%        1.18%

              ----------
              (1) Statutory data have been derived from the Quarterly Statements of the Company's life insurance subsidiaries, as filed with insurance regulatory authorities and prepared in accordance with statutory accounting practices, which differ from Generally Accepted Accounting Principles.

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


                                                                   THREE MONTHS ENDED           SIX MONTHS ENDED
                                                                        JUNE 30,                    JUNE 30,
                                                               --------------------------- ---------------------------
                                                                   2000          1999          2000          1999
                                                               ------------- ------------- ------------- -------------
                 Net investment income                               7.82%         7.64%         7.76%         7.64%
                 Interest credited                                   5.72          5.57          5.71          5.59
                                                               ------------- ------------- ------------- -------------
                                                                     2.10%         2.07%         2.05%         2.05%
                                                               ============= ============= ============= =============

              Recent increases in interest rates have slowed mortgage loan and bond prepayment activity and the Company anticipates interest spreads over the next several quarters to range between 195 and 200 basis points, excluding the impact of mortgage loan and bond prepayment income.

              Fixed annuity policy reserves increased to $16.34 billion as of June 30, 2000 compared to $16.59 billion as of the end of 1999 and $15.11 billion a year ago.

              Second quarter fixed annuity premiums and deposits increased to $1.01 billion in 2000 compared to $748.9 million in 1999 while sales for the first six months of 2000 increased to $1.91 billion from $1.37 billion in 1999. Sales of institutional products were $162.8 million and $324.5 million during second quarter 2000 and the first six months of 2000, respectively, compared to no sales in the first six months of 1999. Most of the Company's fixed annuity sales are premiums and deposits allocated to the fixed option of variable annuity contracts. Second quarter 2000 fixed annuity sales include $707.2 million in premiums allocated to the fixed option under a variable annuity contract, compared to $658.2 million in second quarter 1999. The increase in fixed annuity premiums and deposits is primarily attributable to sales of institutional products in the form of funding agreements issued in connection with the Company's medium-term note program coupled with a $49.0 million increase in the fixed option of variable annuity contract deposits in the second quarter of 2000 as compared to the second quarter of 1999. The later increase was driven by the Company's enhanced dollar cost averaging (DCA) program that offers customers a first year bonus interest rate and transfers the account balance systematically to variable options over a six or twelve month period.

              Other benefits and expenses increased 42% to $53.5 million in second quarter 2000 compared to a year ago. For the first half of 2000, other benefits and expenses totaled $109.8 million, up 37% from the first half of 1999. The increase primarily reflects an increase in immediate annuity benefits due to growth in contracts in force.

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

                                                            THREE MONTHS ENDED           SIX MONTHS ENDED
                                                                 JUNE 30,                    JUNE 30,
                                                        ------------------------ ---------------------------
              (in millions)                                2000          1999          2000          1999
              ------------------------------------      --------      --------      --------      --------

INCOME STATEMENT DATA
Revenues                                                $  182.6      $  153.3      $  362.2      $  304.4
Benefits and expenses                                      146.1         124.1         292.4         246.1
                                                        --------      --------      --------      --------
Operating income before federal income tax expense      $   36.5      $   29.2      $   69.8      $   58.3
                                                        ========      ========      ========      ========

OTHER DATA
Statutory premiums (1):
  Traditional and universal life insurance              $   63.7      $   61.8      $  120.6      $  121.8
  Individual investment life insurance                     138.1          99.7         263.4         190.2
  Corporate investment life insurance                      404.5          40.4         652.0         227.1
                                                        --------      --------      --------      --------
Total                                                   $  606.3      $  201.9      $1,036.0      $  539.1
                                                        ========      ========      ========      ========
Policy reserves as of period end:
  Traditional and universal life insurance              $2,568.9      $2,476.8
  Individual investment life insurance                   2,044.2       1,517.8
  Corporate investment life insurance                    2,153.1       1,156.9
                                                        --------      --------
Total                                                   $6,766.2      $5,151.5
                                                        ========      ========

         --------
         (1) Statutory data have been derived from the Quarterly Statements of the Company's life insurance subsidiaries, as filed with insurance regulatory authorities and prepared in accordance with statutory accounting practices, which differ from Generally Accepted Accounting Principles.

              Life Insurance segment results reflect increased revenues driven by growth in investment life insurance in force and policy reserves, partially offset by higher benefits and expense levels.

              The increase in Life Insurance segment earnings is attributable to strong growth in investment life insurance products, which include individual variable universal life insurance and corporate investment life insurance, where the Company has aggressively expanded its distribution capabilities. Revenues from investment life products increased to $76.9 million in second quarter 2000 from $51.9 million in second quarter 1999 as a result of the sales growth and high persistency. On a year-to-date basis, investment life product revenues increased to $149.0 million in 2000 from $103.7 million in 1999.

              Individual investment life insurance statutory premiums increased 39% during second quarter 2000 reaching $138.1 million compared to $99.7 million in 1999. Excluding the $309.7 million in 2000 single premium BOLI sales, which includes $300.0 million sold to an affiliate, corporate investment life insurance statutory premiums more than doubled reaching $94.8 million in second quarter 2000 compared to $40.4 million in second quarter 1999. Total investment life insurance in force reached $28.86 billion at June 30, 2000 representing 47% of all life insurance in force compared to $21.48 billion and 43% a year ago.

              Interest credited to policyholders increased $7.6 million in second quarter 2000 reaching $41.2 million compared to $33.6 million in the year ago second quarter. For the first six months of 2000, interest credited to policyholders increased $10.4 million over 1999. Increased corporate investment life insurance business accounted for most of the increases. Corporate investment fixed life insurance reserves increased 45% to $1.35 billion as of June 30, 2000 compared to $931.5 million a year ago.

              Other policy benefits increased $5.0 million and $14.2 million in the three and six months, respectively, ended June 30, 2000 over comparable periods in 1999, reflecting growth in insurance in force and an increase in claims.

              Corporate and Other

              The following table summarizes certain selected financial data for the Company's Corporate and Other segment for the periods indicated.

                                                                            THREE MONTHS ENDED           SIX MONTHS ENDED
                                                                                 JUNE 30,                    JUNE 30,
                                                                        --------------------------- ---------------------------
              (in millions)                                                 2000          1999          2000          1999
              --------------------------------------------------------- ------------- ------------- ------------- -------------
              INCOME STATEMENT DATA
              Revenues                                                  $     50.0    $     65.1    $    106.4    $    125.4
              Benefits and expenses                                           45.2          51.0          93.8          96.3
                                                                        ----------    ----------    ----------    -----------
              Operating income before federal income tax expense (1)    $      4.8    $     14.1    $     12.6    $     29.1
                                                                        ============= ============= ============= =============

              ----------

              (1) Excludes net realized gains and losses on investments.

                  Revenues in the Corporate and Other segment consist of net investment income on invested assets not allocated to the three product segments, certain revenues and expenses of the Company's investment advisory and broker/dealer subsidiary, and net investment income and policy charges from group annuity contracts issued to Nationwide employee and agent benefit plans. During the third quarter 1999, the Company assigned its investment advisory and related agreements associated with Nationwide mutual funds to an affiliate. The decrease in revenues reflects an increase in net investment income offset by a decrease in investment advisory and related fees.

                  In addition to the operating revenues previously presented, the Company also reports realized gains and losses on investments in the Corporate and Other segment. The Company realized net investment losses of $10.7 million and $8.3 million during the second quarter of 2000 and 1999, respectively.

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

              As was previously disclosed in the Company's Form 10-Q for the quarterly period ended March 31, 2000, the Robert Young and David
              D. Distad v. Nationwide Life Insurance Company et al lawsuit was dismissed by the court with prejudice on February 9, 2000.

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

ITEM 5        OTHER INFORMATION

              On May 22, 2000, the Board of Directors of NLIC held a Special Meeting (the "Special Meeting"). At the Special Meeting, the Board of Directors recommended to the sole shareholder of NLIC to adopt amendments and restate the Amended and Restated Code of Regulations in order to change the references from "Chairman and Chief Executive Officer" to "Chairman or Chief Executive Officer" and to make certain changes to the Officer and Officer Duties Articles of the Amended and Restated Code of Regulations to facilitate the election of a Chief Executive Officer.

              On May 22, 2000, the Board of Directors elected William G. "Jerry" Jurgensen as a Director of NLIC and as a member of the Executive and Investment Committees. At that time, Mr. Jurgensen was also elected as Chief Executive Officer - Elect of NLIC.

              On July 26, 2000, the sole shareholder of NLIC held a Special Meeting of the Shareholder and approved the recommended amendments and restatement of the Amended and Restated Code of Regulations.

              Effective on August 1, 2000, Mr. Jurgensen's title was changed to Chief Executive Officer. Also effective on August 1, 2000, the Board of Directors changed the title of Dimon R. McFerson from Chairman and Chief Executive Officer to Chairman. Mr. McFerson's retirement as a Director of NLIC, as a member and Chairman of the Investment Committee, as a member of the Executive Committee and as Chairman of NLIC will be effective on or before December 31, 2000.

ITEM 6        EXHIBITS AND REPORTS ON FORM 8-K

(a)           Exhibits:

               3.2 Form of Amended and Restated Code of Regulations of Nationwide Life Insurance Company

              10.18 Form of Employment Agreement, dated January 1, 2000, between Nationwide Mutual Insurance Company and John Cook (filed as exhibit 10.24 to Form 10-Q, Commission File Number 1-12785, filed August 14,
                         2000)

              10.19 Form of Employment Agreement, dated January 1, 2000, between Nationwide Mutual Insurance Company and Patricia Hatler (filed as exhibit 10.25 to Form 10-Q, Commission File Number 1-12785, filed August 14, 2000)

              10.20 Form of Employment Agreement, dated January 1, 2000, between Nationwide Mutual Insurance Company and Richard Headley (filed as exhibit 10.26 to Form 10-Q, Commission File Number 1-12785, filed August 14, 2000)

              10.21 Form of Employment Agreement, dated January 1, 2000, between Nationwide Mutual Insurance Company and Donna James (filed as exhibit 10.27 to Form 10-Q, Commission File Number 1-12785, filed August 14, 2000)

              10.22 Form of Employment Agreement, dated January 1, 2000, between Nationwide Mutual Insurance Company and Greg Lashutka (filed as exhibit 10.28 to Form 10-Q, Commission File Number 1-12785, filed August 14, 2000)

              10.23 Form of Employment Agreement, dated January 1, 2000, between Nationwide Mutual Insurance Company and Robert Oakley (filed as exhibit 10.29 to Form 10-Q, Commission File Number 1-12785, filed August 14, 2000)

              10.24 Form of Employment Agreement, dated January 1, 2000, between Nationwide Mutual Insurance Company and Robert Woodward (filed as exhibit 10.30 to Form 10-Q, Commission File Number 1-12785, filed August 14, 2000)

              10.25 Form of Employment Agreement, dated August 11, 2000, between Nationwide Mutual Insurance Company and Michael Helfer (filed as exhibit 10.31 to Form 10-Q, Commission File Number 1-12785, filed August 14, 2000)

              27         Financial Data Schedule (electronic filing only)


(b)          Reports on Form 8-K:

             No reports on Form 8-K were filed during the three-month period ended June 30, 2000.

                                    SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                      NATIONWIDE LIFE INSURANCE COMPANY
                                               (Registrant)


Date: August 14, 2000                 /s/  Mark R. Thresher
                                      -----------------------------------------
                                      Mark R. Thresher
                                      Senior Vice President - Finance -
                                      Nationwide Financial
                                      (Chief Accounting Officer)