Form 10-Q
period 2000-09-30
NATIONWIDE LIFE INSURANCE CO
filed 2000-11-13
CIK 205695

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549
                      ------------------------------------


                                    FORM 10-Q


                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2000    COMMISSION FILE NO. 2-28596


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

 All voting stock was held by affiliates of the Registrant on November 1, 2000.

COMMON STOCK (par value $1 per share) - 3,814,779 shares issued and outstanding as of November 1, 2000 (Title of Class)


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
                                  (in millions)


                                                        THREE MONTHS ENDED     NINE MONTHS ENDED
                                                           SEPTEMBER 30,          SEPTEMBER 30,
                                                         ----------------     ----------------------
                                                          2000      1999        2000          1999
                                                         ------    ------     --------      --------
REVENUES
  Policy charges                                        $ 284.8   $ 231.7     $  823.5      $  656.0
  Life insurance premiums                                  51.7      51.5        180.7         153.9
  Net investment income                                   412.6     379.2      1,229.6       1,114.6
  Net realized (losses) gains on investments               (2.1)      6.2        (15.9)         (7.5)
  Other                                                     3.6      26.6         12.8          66.5
                                                         ------    ------     --------      --------
                                                          750.6     695.2      2,230.7       1,983.5
                                                         ------    ------     --------      --------

BENEFITS AND EXPENSES
  Interest credited to policyholder account balances      292.4     272.4        876.9         803.6
  Other benefits and claims                                56.2      51.7        185.2         146.5
  Policyholder dividends on participating policies          8.3       8.7         31.8          30.5
  Amortization of deferred policy acquisition costs        91.6      68.6        263.7         196.1
  Other operating expenses                                125.2     120.2        365.7         333.5
                                                         ------    ------     --------      --------
                                                          573.7     521.6      1,723.3       1,510.2
                                                         ------    ------     --------      --------

  Income before federal income tax expense                176.9     173.6        507.4         473.3
Federal income tax expense                                 50.9      58.4        157.2         158.8
                                                         ------    ------     --------      --------
  Net income                                            $ 126.0   $ 115.2     $  350.2      $  314.5
                                                         ======    ======     ========      ========

See accompanying notes to unaudited consolidated financial statements.

               NATIONWIDE LIFE INSURANCE COMPANY AND SUBSIDIARIES
       (a wholly owned subsidiary of Nationwide Financial Services, Inc.)
                           Consolidated Balance Sheets
                     (in millions, except per share amounts)

                                                                              (UNAUDITED)
                                                                              SEPTEMBER 30,  DECEMBER 31,
ASSETS                                                                            2000           1999
                                                                               ---------     ---------
Investments:
   Securities available-for-sale, at fair value:
      Fixed maturity securities (cost $14,805.1 in 2000; $15,377.3 in 1999)    $ 14,809.8    $ 15,294.0
      Equity securities (cost $113.3 in 2000; $84.9 in 1999)                        129.1          92.9
   Mortgage loans on real estate, net                                             6,113.0       5,786.3
   Real estate, net                                                                 285.6         254.8
   Policy loans                                                                     578.7         519.6
   Other long-term investments                                                       84.5          73.8
   Short-term investments                                                           613.3         416.0
                                                                                ---------     ---------
                                                                                 22,614.0      22,437.4
                                                                                ---------     ---------

Cash                                                                                  2.0           4.8
Accrued investment income                                                           247.8         238.6
Deferred policy acquisition costs                                                 2,811.6       2,554.1
Other assets                                                                        358.1         305.9
Assets held in separate accounts                                                 71,653.7      67,135.1
                                                                                ---------     ---------
                                                                               $ 97,687.2    $ 92,675.9
                                                                                =========     =========

LIABILITIES AND SHAREHOLDER'S EQUITY
Future policy benefits and claims                                              $ 21,804.4    $ 21,861.6
Other liabilities                                                                 1,158.4         914.2
Liabilities related to separate accounts                                         71,653.7      67,135.1
                                                                                ---------     ---------
                                                                                 94,616.5      89,910.9
                                                                                ---------     ---------

Shareholder's equity:
  Capital shares, $1 par value.  Authorized 5.0 million shares, issued and
    Outstanding 3.8 million shares                                                    3.8           3.8
  Additional paid-in capital                                                        766.1         766.1
  Retained earnings                                                               2,271.2       2,011.0
  Accumulated other comprehensive income (loss)                                      29.6         (15.9)
                                                                                ---------     ---------
                                                                                  3,070.7       2,765.0
                                                                                ---------     ---------
                                                                               $ 97,687.2    $ 92,675.9
                                                                                =========     =========

See accompanying notes to unaudited consolidated financial statements.

               NATIONWIDE LIFE INSURANCE COMPANY AND SUBSIDIARIES
       (a wholly owned subsidiary of Nationwide Financial Services, Inc.)
                 Consolidated Statements of Shareholder's Equity
                                   (Unaudited)
                  Nine Months Ended September 30, 2000 and 1999
                                  (in millions)

                                                                                    ACCUMULATED
                                                         ADDITIONAL                    OTHER           TOTAL
                                               COMMON     PAID-IN      RETAINED     COMPREHENSIVE  SHAREHOLDER'S
                                                STOCK     CAPITAL      EARNINGS     INCOME (LOSS)     EQUITY
                                              ---------  ----------    --------     -------------  -------------
BALANCE, JANUARY 1, 1999                       $ 3.8       $ 914.7    $ 1,579.0      $  275.6      $ 2,773.1
Comprehensive income:
  Net income                                     --           --          314.5          --            314.5
  Net unrealized losses on securities
      available-for-sale arising during the
      period                                     --           --           --          (238.2)        (238.2)
                                                                                                    --------
Total comprehensive income                                                                              76.3
                                                                                                    --------
Capital contribution                             --           26.4         87.9          23.5          137.8
Dividends to shareholder                         --         (175.0)       (11.0)         --           (186.0)
                                                ----       -------     --------      --------       --------
BALANCE, SEPTEMBER 30, 1999                    $ 3.8       $ 766.1    $ 1,970.4      $   60.9      $ 2,801.2
                                                ====       =======     ========      ========       ========




BALANCE, JANUARY 1, 2000                       $ 3.8       $ 766.1    $ 2,011.0      $  (15.9)     $ 2,765.0
Comprehensive income:
  Net income                                     --           --          350.2          --            350.2
  Net unrealized gains on securities
      available-for-sale arising during the
      period                                     --           --           --            45.5           45.5
                                                                                                    --------
Total comprehensive income                                                                             395.7
                                                                                                    --------
Dividends to shareholder                         --           --          (90.0)         --            (90.0)
                                                ----       -------     --------      --------       --------
BALANCE, SEPTEMBER 30, 2000                    $ 3.8       $ 766.1    $ 2,271.2      $   29.6      $ 3,070.7
                                                ====       =======     ========      ========       ========

See accompanying notes to unaudited consolidated financial statements.

               NATIONWIDE LIFE INSURANCE COMPANY AND SUBSIDIARIES
       (a wholly owned subsidiary of Nationwide Financial Services, Inc.)
                      Consolidated Statements of Cash Flows
                                   (Unaudited)
                  Nine Months Ended September 30, 2000 and 1999
                                  (in millions)

                                                                                            2000          1999
                                                                                         ---------     ---------
CASH FLOWS FROM OPERATING ACTIVITIES
Net income                                                                               $   350.2     $   314.5
Adjustments to reconcile net income to net cash provided by operating activities:
  Interest credited to policyholder account balances                                         876.9         803.6
  Capitalization of deferred policy acquisition costs                                       (586.8)       (481.6)
  Amortization of deferred policy acquisition costs                                          263.7         196.1
  Amortization and depreciation                                                               (7.4)          3.3
  Realized losses on investments, net                                                         15.9           7.5
  Increase in accrued investment income                                                       (9.2)        (17.6)
  (Increase) decrease in other assets                                                        (53.3)         38.6
  Increase (decrease) in policy liabilities                                                    0.5         (17.1)
  Increase in other liabilities                                                              269.7          39.1
  Other, net                                                                                  27.4          (0.6)
                                                                                         ---------     ---------
    Net cash provided by operating activities                                              1,147.6         885.8
                                                                                         ---------     ---------

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from maturity of securities available-for-sale                                    2,479.2       1,681.9
Proceeds from sale of securities available-for-sale                                          432.3         336.1
Proceeds from repayments of mortgage loans on real estate                                    609.4         350.0
Proceeds from sale of real estate                                                              2.2           5.7
Proceeds from repayments of policy loans and sale of other invested assets                    17.2          23.7
Cost of securities available-for-sale acquired                                            (2,345.8)     (2,479.9)
Cost of mortgage loans on real estate acquired                                              (950.1)       (452.2)
Cost of real estate acquired                                                                  (6.1)        (11.1)
Short-term investments, net                                                                 (197.3)        (20.5)
Other, net                                                                                  (116.8)        (84.3)
                                                                                         ---------     ---------
    Net cash used in investing activities                                                    (75.8)       (650.6)
                                                                                         ---------     ---------

CASH FLOWS FROM FINANCING ACTIVITIES
Cash dividends paid                                                                         (140.0)       (188.5)
Increase in investment product and universal life insurance product account balances       3,609.4       2,690.9
Decrease in investment product and universal life insurance product account balances      (4,544.0)     (2,719.7)
                                                                                         ---------     ---------
    Net cash used in financing activities                                                 (1,074.6)       (217.3)
                                                                                         ---------     ---------

Net (decrease) increase in cash                                                               (2.8)         17.9

Cash, beginning of period                                                                      4.8           3.4
                                                                                         ---------     ---------
Cash, end of period                                                                      $     2.0     $    21.3
                                                                                         =========     =========

See accompanying notes to unaudited consolidated financial statements.

               NATIONWIDE LIFE INSURANCE COMPANY AND SUBSIDIARIES
       (a wholly owned subsidiary of Nationwide Financial Services, Inc.)
              Notes to Unaudited Consolidated Financial Statements
                      Nine Months Ended September 30, 2000


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

(2)      Comprehensive Income
         --------------------

         Comprehensive Income (Loss) includes net income as well as certain items that are reported directly within a separate component of shareholder's equity that bypass net income. Currently, the Company's only component of Other Comprehensive Income (Loss) is unrealized gains (losses) on securities available-for-sale. The related before and after federal income tax amounts are as follows:

                                                                  THREE MONTHS ENDED     NINE MONTHS ENDED
         (in millions)                                               SEPTEMBER 30,         SEPTEMBER 30,
         -------------------------------------------------------- ----------------------------------------
                                                                   2000        1999       2000       1999
                                                                  ------      ------     ------     ------
         Unrealized gains (losses) on securities
           Available-for-sale arising during the period:
              Gross                                              $ 116.0     $ (91.6)    $ 86.6    $ (487.9)
              Adjustment to deferred policy acquisition costs      (34.9)       15.3      (25.8)      108.7
              Related federal income tax (expense) benefit         (28.4)       29.9      (21.3)      132.5
                                                                  ------      ------     ------     -------
                   Net                                              52.7       (46.4)      39.5      (246.7)
                                                                  ------      ------     ------     -------
         Reclassification adjustment for net (gains) losses
           on securities available-for-sale realized during
           the period:
            Gross                                                   (2.9)       (2.0)       9.2        13.0
            Related federal income tax expense (benefit)             1.0         0.8       (3.2)       (4.5)
                                                                  ------      ------     ------     -------
                   Net                                              (1.9)       (1.2)       6.0         8.5
                                                                  ------      ------     ------     -------
         Total Other Comprehensive Income (Loss)                 $  50.8     $ (47.6)    $ 45.5    $ (238.2)
                                                                  ======      ======     ======     =======

(3)      Recently Issued Accounting Standards
         ------------------------------------

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

         The following table summarizes the financial results of the Company's business segments for the three months ended September 30, 2000 and 1999.

                                      VARIABLE    FIXED      LIFE     CORPORATE
(in millions)                        ANNUITIES  ANNUITIES  INSURANCE  AND OTHER   TOTAL
------------------------------------ ---------- ---------  ---------- ---------  --------
2000
Operating revenue (1)                 $ 193.5    $ 325.7    $ 187.5    $ 46.0     $ 752.7
Benefits and expenses                   105.5      276.4      148.4      43.4       573.7
                                       ------    -------     ------    ------     -------
  Operating income before federal
    income tax expense                   88.0       49.3       39.1       2.6       179.0
Net realized losses on investments       --         --         --        (2.1)       (2.1)
                                       ------    -------     ------    ------     -------
Consolidated income before
  federal income tax expense          $  88.0    $  49.3    $  39.1    $  0.5     $ 176.9
                                       ======    =======    =======    ======     =======

1999
Operating revenue (1)                 $ 159.4    $ 292.1    $ 162.5    $ 75.0     $ 689.0
Benefits and expenses                    86.3      248.1      130.7      56.5       521.6
                                       ------    -------     ------    ------     -------
  Operating income before federal
    income tax expense                   73.1       44.0       31.8      18.5       167.4
Net realized gains on investments        --         --         --         6.2         6.2
                                       ------    -------     ------    ------     -------
Consolidated income before
  federal income tax expense          $  73.1    $  44.0    $  31.8    $ 24.7     $ 173.6
                                       ======    =======    =======    ======     =======

----------
(1)      Excludes net realized gains and losses on investments.

               NATIONWIDE LIFE INSURANCE COMPANY AND SUBSIDIARIES
       (a wholly owned subsidiary of Nationwide Financial Services, Inc.)
         Notes to Unaudited Consolidated Financial Statements, Continued

         The following table summarizes the allocation of assets to and the financial results of the Company's business segments for the nine months ended September 30, 2000 and 1999.

                                       VARIABLE        FIXED          LIFE     CORPORATE
(in millions)                          ANNUITIES     ANNUITIES     INSURANCE   AND OTHER      TOTAL
------------------------------------   ---------     ---------     ---------   ---------    ---------
2000
Operating revenue (1)                  $   569.0     $   975.5     $  549.7    $  152.4     $ 2,246.6
Benefits and expenses                      311.5         833.8        440.8       137.2       1,723.3
                                       ---------     ---------     --------    --------     ---------
  Operating income before federal
    income taxes                           257.5         141.7        108.9        15.2         523.3
Net realized losses on investments          --            --           --         (15.9)        (15.9)
                                       ---------     ---------     --------    --------     ---------
Income (loss) before federal
 income taxes                          $   257.5     $   141.7     $  108.9    $   (0.7)    $   507.4
                                       =========     =========     ========    ========     =========

Assets as of period end                $66,214.3     $17,226.3     $7,936.0    $6,310.6     $97,687.2
                                       =========     =========     ========    ========     =========

1999
Operating revenue (1)                  $   457.7     $   866.0     $  466.9    $  200.4     $ 1,991.0
Benefits and expenses                      247.4         733.2        376.8       152.8       1,510.2
                                       ---------     ---------     --------    --------     ---------
  Operating income before federal
    income taxes                           210.3         132.8         90.1        47.6         480.8
Net realized losses on investments          --            --           --          (7.5)         (7.5)
                                       ---------     ---------     --------    --------     ---------
Income before federal
 income taxes                          $   210.3     $   132.8     $   90.1    $   40.1     $   473.3
                                       =========     =========     ========    ========     =========

Assets as of period end                $53,475.8     $16,682.4     $6,018.2    $6,126.3     $82,302.7
                                       =========     =========     ========    ========     =========

----------
(1) Excludes net realized gains and losses on investments.

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

         The following table reconciles the Company's reported net income to net operating income.

                                                                    THREE MONTHS ENDED     NINE MONTHS ENDED
                                                                      SEPTEMBER 30,          SEPTEMBER 30,
                                                                    -----------------      -----------------
         (in millions)                                               2000       1999        2000       1999
         ------------------------------------------------------     ------     ------      ------     ------
         Net income                                                 $126.0     $115.2      $350.2     $314.5
         Net realized losses (gains) on investments, net of tax        1.3       (4.0)       10.3        4.9
                                                                    ------     ------      ------     ------
           Net operating income                                     $127.3     $111.2      $360.5     $319.4
                                                                    ======     ======      ======     ======

         Revenues

         Total operating revenues, which exclude net realized gains and losses on investments, for third quarter 2000 increased to $752.7 million compared to $689.0 million for the same period in 1999. For the first nine months of 2000 and 1999, total operating revenues were $2.25 billion and $1.99 billion, respectively. Increases in policy charges and net investment income were the key drivers to revenue growth.

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

                                               THREE MONTHS ENDED      NINE MONTHS ENDED
                                                  SEPTEMBER 30,           SEPTEMBER 30,
                                               ------------------      ------------------
         (in millions)                          2000        1999        2000        1999
         ------------------------------------  ------      ------      ------      ------
         Asset fees                            $185.6      $159.1      $541.5      $451.7
         Cost of insurance charges               40.4        30.5       112.5        84.8
         Administrative fees                     35.7        28.0        99.6        75.8
         Surrender fees                          23.1        14.1        69.9        43.7
                                               ------      ------      ------      ------
           Total policy charges                $284.8      $231.7      $823.5      $656.0
                                               ======      ======      ======      ======

         The growth in asset fees reflects a 25% increase in total separate account assets which reached $71.65 billion as of September 30, 2000 compared to $57.25 billion a year ago. Continued strong sales of variable annuity and variable life insurance products as well as market appreciation have contributed significantly to the increase in separate account assets.

         Cost of insurance charges are assessed as a percentage of the net amount at risk on universal life insurance policies. The net amount at risk is equal to a policy's death benefit minus the related policyholder account value. The increase in cost of insurance charges is due primarily to growth in the net amount at risk related to individual investment life insurance reflecting expanded distribution and increased customer demand for variable life insurance products. The net amount at risk related to individual variable universal life insurance grew to $23.05 billion as of September 30, 2000 compared to $18.38 billion a year ago.

         The growth in administrative fees is attributable to a significant increase in premiums on individual variable life policies and certain corporate-owned life policies where the Company collects a premium load. The increase in surrender charges is primarily attributable to policyholder withdrawals in the Variable Annuities segment, and reflects the overall increase in variable annuity policy reserves and an increase in surrender rates in the first nine months of 2000.

         Net investment income includes the gross investment income earned on investments supporting fixed annuities and certain life insurance products as well as the yield on the Company's general account invested assets which are not allocated to product segments. Net investment income grew from $379.2 million in the third quarter of 1999 to $412.6 million in the third quarter of 2000 and from $1.11 billion in the first nine months of 1999 to $1.23 billion in the first nine months of 2000. The increases were primarily due to increased invested assets to support growth in fixed annuity policy reserves coupled with an increase in average yield on the investment portfolio. Fixed annuity policy reserves, which include the fixed option of variable annuity contracts, increased $460.5 million to $16.61 billion as of the end of third quarter 2000 compared to $16.15 billion a year ago.

         Other income totaled $3.6 million in third quarter 2000, a decrease of $23.0 million from third quarter 1999. For the first nine months of 2000, other income totaled $12.8 million compared to $66.5 million in the first nine months of 1999. The decrease is due to the assignment of the Company's investment advisory and related agreements associated with Nationwide mutual funds to an affiliate.

         The Company does not consider net realized gains and losses on investments to be recurring components of earnings. The Company makes decisions concerning the sale of invested assets based on a variety of market, business, tax and other factors. Net realized (losses) gains on investments were $(2.1) million and $6.2 million for third quarter 2000 and 1999, respectively. The Company reported net realized losses on investments of $15.9 million and $7.5 million for the first nine months of 2000 and 1999, respectively. During the first nine months of 2000 the Company recognized a total of $10.5 million of realized losses on two fixed maturity security holdings.

         Benefits and Expenses

         Total benefits and expenses were $573.7 million in third quarter 2000, a 10% increase over third quarter 1999, while year-to-date 2000 benefits and expenses were $1.72 billion compared to $1.51 billion a year ago. The increase is due mainly to growth in amortization of deferred acquisition costs (DAC) and interest credited. Additionally, other policyholder benefits and other operating expenses were up approximately 6% compared to the year ago third quarter and up 15% compared to the nine-month period a year ago.

         The significant growth in the Variable Annuities segment business coupled with an increase in lapse rates, which resulted in additional surrender fee income, are the primary reasons for the increase in amortization of DAC, which totaled $91.6 million and $68.6 million in third quarter 2000 and 1999, respectively. On a year-to-date basis, amortization of DAC totaled $263.7 million in 2000 compared to $196.1 million in 1999.

         Consistent with the growth in fixed annuity business and higher crediting rates, interest credited increased to $292.4 million for the third quarter of 2000 compared to $272.4 million a year ago. For the first nine months of 2000, interest credited increased $73.3 million to $876.9 million as compared to 1999.

         Federal income tax expense was $50.9 million in third quarter 2000 compared to $58.4 million in third quarter 1999, representing effective tax rates of 28.8% and 33.6% for third quarter 2000 and 1999 respectively. For the first nine months of 2000 and 1999 federal income tax expense was $157.2 million and $158.8 million, representing effective tax rates of 31.0% and 33.6%, respectively. An increase in tax exempt income and investment tax credits resulted in the decrease in effective rates.

         Recently Issued Accounting Standards

         See note 3 to the unaudited consolidated financial statements for a discussion of recently issued accounting standards.

         Sales Information

         The following table summarizes total Company sales, excluding internal replacements, by business segment.

                                                            THREE MONTHS ENDED             NINE MONTHS ENDED
                                                                SEPTEMBER 30,                SEPTEMBER 30,
                                                         ------------------------      ------------------------
         (in millions)                                      2000           1999           2000           1999
         ----------------------------------------------- ---------      ---------      ---------      ---------
         Variable annuity deposits                       $ 2,801.0      $ 2,470.2      $ 9,357.5      $ 7,552.5
         Fixed annuity deposits                              785.8          756.2        2,372.1        2,122.5
         Life insurance premiums                             367.9          311.0        1,075.2          763.4
                                                         ---------      ---------      ---------      ---------
           Total core premiums and deposits                3,954.7        3,537.4       12,804.8       10,438.4
         Internal replacements                              (451.3)        (169.7)      (1,344.8)        (425.3)
                                                         ---------      ---------      ---------      ---------
           Total core sales                                3,503.4        3,367.7       11,460.0       10,013.1
                                                         ---------      ---------      ---------      ---------

         Bank-owned life insurance (BOLI)                     --             --            328.7           86.7
         Institutional products                              484.2          316.9          808.7          316.9
         Nationwide employee and agent benefit plans         103.8           92.1          239.7          282.2
                                                         ---------      ---------      ---------      ---------
             Total sales                                 $ 4,091.4      $ 3,776.7      $12,837.1      $10,698.9
                                                         =========      =========      =========      =========

         Total core sales represent amounts that are recurring and are the sales figures management uses to set and evaluate the Company's sales goals. The Company reports statutory premiums and deposits related to life insurance and annuity products as core sales.

         Sales of institutional products represent sales of funding agreements that secure notes issued to foreign investors through a third party trust under the Company's $2 billion medium-term note program. The program was launched in July 1999 as a means to expand spread based product offerings. The Company excludes institutional products and BOLI sales as well as deposits into Nationwide employee and agent benefit plans from its targeted core sales. Although funding agreements and BOLI contribute to asset and earnings growth, they do not produce steady production flow that lends itself to meaningful comparisons. BOLI sales in 2000 include $300.0 million from an affiliate. Also, included in the third quarter and nine-month sales in 2000 is $70.0 million of corporate-owned life insurance from an affiliate, which is reported in the Nationwide employee and agent benefit plans. The Company also excludes internal replacements from core sales.

         Total core sales reached $3.50 billion in the third quarter of 2000, an increase of 4% over 1999, while year-to-date core sales increased 14% over 1999. Total annuity sales, net of internal replacements, contributed $3.14 billion and $3.06 billion in the third quarter of 2000 and 1999, respectively. Core life insurance sales for third quarter 2000 were up 18% to $367.9 million with individual variable universal life and corporate-owned life products leading the growth.

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

         Core sales by distribution channel are summarized as follows:

                                          THREE MONTHS ENDED,         NINE MONTHS ENDED,
                                              SEPTEMBER 30,             SEPTEMBER 30,
                                         ---------------------     -----------------------
(in millions)                              2000         1999         2000           1999
---------------------------------------- --------     --------     ---------     ---------
Independent broker/dealers               $1,449.2     $1,331.6     $ 4,593.2     $ 3,952.6
Brokerage firms                             294.5        207.3         902.8         655.7
Financial institutions                      743.6        609.4       2,148.0       1,780.3
Pension plan administrators                 228.7        261.2         819.6         934.4
Nationwide Retirement Solution sales
 representatives                            447.9        623.0       1,894.4       1,830.9
Nationwide agents                           184.6        189.5         619.5         573.0
Life specialists                            154.9        145.7         482.5         286.2
                                         --------     --------     ---------     ---------
  Total core sales                       $3,503.4     $3,367.7     $11,460.0     $10,013.1
                                         ========     ========     =========     =========

         Sales through independent broker/dealers increased 9% and 16% for the three months and nine months ended September 30, 2000, respectively. The hiring of additional wholesalers and certain product enhancements have contributed to the growth. Sales through financial institutions increased as we continue to add banks which sell our products.

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

         Core sales by product are summarized as follows:

                                                      THREE MONTHS ENDED,      NINE MONTHS ENDED
                                                         SEPTEMBER 30,            SEPTEMBER 30,
                                                     --------------------    -----------------------
         (in millions)                                 2000        1999        2000           1999
         ------------------------------------------- --------    --------    ---------     ---------
         BEST of AMERICA(R) products                 $1,430.2    $1,176.4    $ 4,371.8     $ 3,609.1
         Private label annuities                        235.6       321.8        784.3         987.0
         Other                                          133.6       106.5        411.9         301.1
                                                     --------    --------    ---------     ---------
           Total individual annuities                 1,799.4     1,604.7      5,568.0       4,897.2
                                                     --------    --------    ---------     ---------

         BEST of AMERICA(R) group pension series        897.3       891.7      3,046.4       2,681.0
         IRC Section 457 annuities                      427.7       550.9      1,733.0       1,603.4
         Other                                           11.1         9.4         37.4          68.1
                                                     --------    --------    ---------     ---------
           Total group annuities                      1,336.1     1,452.0      4,816.8       4,352.5
                                                     --------    --------    ---------     ---------

         BEST of AMERICA(R) variable life series        155.8       107.8        419.2         297.9
         Corporate-owned life insurance                 152.9       145.7        476.2         286.2
         Traditional/Universal life insurance            59.2        57.5        179.8         179.3
                                                     --------    --------    ---------     ---------
            Total life insurance                        367.9       311.0      1,075.2         763.4
                                                     --------    --------    ---------     ---------

            Total core sales                         $3,503.4    $3,367.7    $11,460.0     $10,013.1
                                                     ========    ========    =========     =========

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

         The following table summarizes operating income before federal income tax expense for the Company's business segments.

                                             THREE MONTHS ENDED        NINE MONTHS ENDED
                                                SEPTEMBER 30,             SEPTEMBER 30,
                                            -------------------       -------------------
         (in millions)                       2000         1999         2000         1999
         ---------------------------------- ------       ------       ------       ------
         Variable Annuities                 $ 88.0       $ 73.1       $257.5       $210.3
         Fixed Annuities                      49.3         44.0        141.7        132.8
         Life Insurance                       39.1         31.8        108.9         90.1
         Corporate and Other                   2.6         18.5         15.2         47.6
                                            ------       ------       ------       ------
                                            $179.0       $167.4       $523.3       $480.8
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

         The following table summarizes certain selected financial data for the Company's Variable Annuities segment for the periods indicated.

                                                                   THREE MONTHS ENDED           NINE MONTHS ENDED
                                                                       SEPTEMBER 30,              SEPTEMBER 30,
                                                                 ------------------------      ---------------------
         (in millions)                                             2000           1999          2000          1999
         ------------------------------------------------------- ---------      ---------      --------     --------
         INCOME STATEMENT DATA
         Revenues                                                $   193.5      $   159.4      $  569.0     $  457.7
         Benefits and expenses                                       105.5           86.3         311.5        247.4
                                                                 ---------      ---------      --------     --------
         Operating income before federal income tax expense      $    88.0      $    73.1      $  257.5     $  210.3
                                                                 =========      =========      ========     ========

         OTHER DATA
         Statutory premiums and deposits (1)                     $ 2,801.0      $ 2,470.2      $9,357.5     $7,552.5
         Policy reserves as of period end:
           Individual                                            $38,781.2      $32,106.0
           Group                                                  25,145.2       19,993.0
                                                                 ---------      ---------
         Total                                                   $63,926.4      $52,099.0
                                                                 =========      =========

         Pre-tax operating income to average policy reserves          0.55%          0.56%         0.55%        0.56%

         ----------
         (1) Statutory amounts have been derived from the Quarterly Statements of the Company's life insurance subsidiaries, as filed with insurance regulatory authorities and prepared in accordance with statutory accounting practices which differ from Generally Accepted Accounting Principles.

         Variable annuity segment results reflect substantially increased asset fee revenue partially offset by increases in DAC amortization and other operating expenses. Asset fees increased to $179.6 million in the third quarter of 2000, up 16% from $154.6 million in the same period a year ago. For the first nine months of 2000, asset fees totaled $524.9 million up 20% from the first nine months of 1999. The increase in asset fees is due to continued growth in variable annuity policy reserve levels resulting from increased variable annuity sales and market appreciation on investments underlying reserves. Variable annuity policy reserves declined $99.9 million during third quarter 2000 and totaled $63.93 billion as of September 30, 2000 due to $803.8 million of policy reserves reinsured during the quarter. However, during the first nine months of 2000 reserves have increased $2.73 billion and are up 23% compared to a year ago.

         Variable annuity deposits increased 13% for the third quarter 2000, reaching $2.80 billion compared to $2.47 billion in the year ago quarter. Variable annuity deposits grew 24% in 2000 compared to the first nine months of 1999, reaching $9.36 billion. Nearly all channels contributed to the growth in 2000.

         Less favorable equity market conditions during the first nine months of 2000 have slowed the growth in variable annuity policy reserves. Variable annuity policy reserves reflect market appreciation of $739.5 million during the first nine months of 2000. Over the past twelve months, variable annuity policy reserves have increased $9.44 billion as a result of market appreciation, due mainly to $8.70 billion of market appreciation in the fourth quarter of 1999.

         Offsetting the growth in policy reserves attributable to an increase in deposits and market appreciation was an increase in policyholder surrender activity. Excluding the impact of internal replacements and transfers to the assets managed and administered segment, surrenders as a percentage of average reserves were 13%, annualized, in third quarter 2000, compared to 10% in third quarter 1999. The surrender rate in the first nine months of 2000 was 14%, annualized, as compared to 10% for the first nine months of 1999. The increase in surrender activity is attributable to an increase in competition in the individual variable annuity market which has increased transfers to competitor products and the overall aging of the Company's book of business. The Company introduced new products, new product features and new retention strategies during first quarter 2000 in an effort to decrease the rate of surrenders. The rate of surrenders in third quarter 2000 remains unchanged from second quarter 2000. However, the rate of surrenders has declined 200 basis points to an annualized rate of 13% from the first quarter 2000 rate of 15%.

         Amortization of DAC increased 47% to $60.2 million in third quarter 2000 compared to $40.9 million in third quarter 1999. DAC amortization for the first nine months of 2000 increased to $172.2 million compared to $115.1 million for the first nine months of 1999. Operating expenses of $44.0 million in third quarter 2000 were flat compared to third quarter 1999, while year-to-date 2000 operating expenses were $136.3 million compared to $130.7 million in 1999. The growth in DAC amortization and operating expenses reflect the overall growth in the variable annuity business. The increase in DAC amortization also reflects the increase in policyholder surrenders.

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

         The following table summarizes certain selected financial data for the Fixed Annuities segment for the periods indicated.

                                                                     THREE MONTHS ENDED           NINE MONTHS ENDED
                                                                        SEPTEMBER 30,                SEPTEMBER 30,
                                                                  ------------------------      ---------------------
         (in millions)                                              2000           1999           2000         1999
         -------------------------------------------------------- ---------      ---------      --------     --------
         INCOME STATEMENT DATA
         Revenues:
           Net investment income                                  $   310.8      $   281.5      $  919.2     $  834.9
           Other                                                       14.9           10.6          56.3         31.1
                                                                  ---------      ---------      --------     --------
                                                                      325.7          292.1         975.5        866.0
                                                                  ---------      ---------      --------     --------
         Benefits and expenses:
           Interest credited to policyholder account balances         227.0          208.9         674.6        613.6
           Other benefits and expenses                                 49.4           39.2         159.2        119.6
                                                                  ---------      ---------      --------     --------
                                                                      276.4          248.1         833.8        733.2
                                                                  ---------      ---------      --------     --------
         Operating income before federal income tax expense       $    49.3      $    44.0      $  141.7     $  132.8
                                                                  =========      =========      ========     ========

         OTHER DATA
         Statutory premiums and deposits (1)                      $ 1,270.0      $ 1,073.1      $3,180.8     $2,439.4
         Policy reserves as of period end:
           Individual                                             $ 7,507.2      $ 7,765.1
           Group                                                    7,818.5        8,048.3
           Institutional                                            1,287.2          336.4
                                                                  ---------      ---------
         Total                                                    $16,612.9      $16,149.8
                                                                  =========      =========

         Pre-tax operating income to average policy reserves           1.20%          1.13%         1.15%        1.16%

         ----------

         (1) Statutory amounts have been derived from the Quarterly Statements of the Company's life insurance subsidiaries, as filed with insurance regulatory authorities and prepared in accordance with statutory accounting practices, which differ from Generally Accepted Accounting Principles.

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

         The following table depicts the interest spreads on general account policy reserves in the Fixed Annuities segment.

                                               THREE MONTHS ENDED      NINE MONTHS ENDED
                                                  SEPTEMBER 30,          SEPTEMBER 30,
                                                ----------------        ----------------
                                                2000        1999        2000        1999
                                                ----        ----        ----        ----
         Net investment income                  7.91%       7.48%       7.79%       7.57%
         Interest credited                      5.78        5.55        5.72        5.57
                                                ----        ----        ----        ----
                                                2.13%       1.93%       2.07%       2.00%
                                                ====        ====        ====        ====

         Recent increases in interest rates have slowed mortgage loan and bond prepayment activity and the Company anticipates interest spreads over the next several quarters to range between 200 and 210 basis points, excluding the impact of mortgage loan and bond prepayment income.

         Fixed annuity policy reserves increased to $16.61 billion as of September 30, 2000 compared to $16.59 billion as of the end of 1999 and $16.15 billion a year ago.

         Third quarter fixed annuity premiums and deposits increased to $1.27 billion in 2000 compared to $1.07 billion in 1999 while sales for the first nine months of 2000 increased to $3.18 billion from $2.44 billion in 1999. Sales of institutional products were $484.2 million and $808.7 million during third quarter 2000 and the first nine months of 2000, respectively, compared to $316.9 in the third quarter and first nine months of 1999. Most of the Company's fixed annuity sales are premiums and deposits allocated to the fixed option of variable annuity contracts. Third quarter 2000 fixed annuity sales include $626.1 million in premiums allocated to the fixed option under a variable annuity contract, compared to $658.3 million in third quarter 1999. The increase in fixed annuity premiums and deposits is primarily attributable to sales of institutional products in the form of funding agreements issued in connection with the Company's medium-term note program partially offset by a decrease in the fixed option of variable annuity contract deposits in the third quarter of 2000 as compared to the third quarter of 1999.

         Other benefits and expenses increased 26% to $49.4 million in third quarter 2000 compared to a year ago. For the first nine months of 2000, other benefits and expenses totaled $159.2 million, up 33% from the first nine months of 1999. The increase primarily reflects an increase in immediate annuity benefits due to growth in new sales and contracts in force.

         Life Insurance

         The Life Insurance segment consists of insurance products, including variable universal life insurance and corporate-owned life insurance products, which provide a death benefit and may also allow the customer to build cash value on a tax-advantaged basis.

         The following table summarizes certain selected financial data for the Company's Life Insurance segment for the periods indicated.

                                                                  THREE MONTHS ENDED      NINE MONTHS ENDED
                                                                     SEPTEMBER 30,           SEPTEMBER 30,
                                                                ---------------------     -------------------
         (in millions)                                            2000         1999         2000        1999
         ------------------------------------------------------ --------     --------     --------     ------
         INCOME STATEMENT DATA
         Revenues                                               $  187.5     $  162.5     $  549.7     $466.9
         Benefits and expenses                                     148.4        130.7        440.8      376.8
                                                                --------     --------     --------     ------
         Operating income before federal income tax expense     $   39.1     $   31.8     $  108.9     $ 90.1
                                                                ========     ========     ========     ======

         OTHER DATA
         Statutory premiums (1):
           Traditional and universal life insurance             $   59.2     $   57.5     $  179.8     $179.3
           Individual investment life insurance                    155.8        107.8        419.2      298.0
           Corporate investment life insurance                     222.9        145.7        874.9      372.8
                                                                --------     --------     --------     ------
         Total                                                  $  437.9     $  311.0     $1,473.9     $850.1
                                                                ========     ========     ========     ======
         Policy reserves as of period end:
           Traditional and universal life insurance             $2,577.7     $2,525.5
           Individual investment life insurance                  2,152.1      1,532.9
           Corporate investment life insurance                   2,378.8      1,288.1
                                                                --------     --------
         Total                                                  $7,108.6     $5,346.5
                                                                ========     ========

         ----------
         (1) Statutory amounts have been derived from the Quarterly Statements of the Company's life insurance subsidiaries, as filed with insurance regulatory authorities and prepared in accordance with statutory accounting practices, which differ from Generally Accepted Accounting Principles.

         Life Insurance segment results reflect increased revenues driven by growth in investment life insurance in force and policy reserves, partially offset by higher benefits and expense levels.

         The increase in Life Insurance segment earnings is attributable to strong growth in investment life insurance products, which include individual variable universal life insurance and corporate investment life insurance, where the Company has aggressively expanded its distribution capabilities. Revenues from investment life products increased to $83.9 million in third quarter 2000 from $61.9 million in third quarter 1999 as a result of the sales growth and high persistency. On a year-to-date basis, investment life product revenues increased to $232.9 million in 2000 from $165.6 million in 1999.

         Individual investment life insurance statutory premiums increased 45% for the third quarter 2000 reaching $155.8 million compared to $107.8 million in third quarter 1999. Corporate investment life insurance statutory premiums reflected strong growth reaching $222.9 million in third quarter 2000, including $70 million in sales to an affiliate, compared to $145.7 million in third quarter 1999. Total investment life insurance in force reached $30.83 billion at September 30, 2000 representing 49% of all life insurance in force compared to $23.62 billion and 45% a year ago.

         Interest credited to policyholders increased $7.8 million in third quarter 2000 reaching $40.0 million compared to $32.2 million in the year ago third quarter. For the first nine months of 2000, interest credited to policyholders totaled $114.6 million, an increase of $18.2 million over 1999. Increased corporate investment life insurance business accounted for most of the increases. Corporate investment fixed life insurance reserves increased 47% to $1.38 billion as of September 30, 2000 compared to $939.5 million a year ago.

         Other policy benefits increased $3.2 million and $17.4 million, respectively, in the three and nine months ended September 30, 2000 over comparable periods in 1999, reflecting growth in insurance in force and an increase in claims.

         Corporate and Other

         The following table summarizes certain selected financial data for the Corporate and Other segment for the periods indicated.

                                                                  THREE MONTHS ENDED  NINE MONTHS ENDED
                                                                     SEPTEMBER 30,       SEPTEMBER 30,
                                                                    --------------    -----------------
         (in millions)                                               2000    1999      2000       1999
         ---------------------------------------------------------- -----    -----    ------     ------
         INCOME STATEMENT DATA
         Revenues                                                   $46.0    $75.0    $152.4     $200.4
         Benefits and expenses                                       43.4     56.5     137.2      152.8
                                                                    -----    -----    ------     ------
         Operating income before federal income tax expense (1)     $ 2.6    $18.5    $ 15.2     $ 47.6
                                                                    =====    =====    ======     ======

         ----------
         (1) Excludes net realized gains and losses on investments.

         Revenues in the Corporate and Other segment consist of net investment income on invested assets not allocated to the three product segments, certain revenues and expenses of the Company's investment advisory and broker/dealer subsidiary, and net investment income and policy charges from group annuity contracts issued to Nationwide employee and agent benefit plans. During the third quarter 1999, the Company assigned its investment advisory and related agreements associated with Nationwide mutual funds to an affiliate. The decrease in revenues reflects an increase in net investment income offset by a decrease in investment advisory and related fees. The decrease in benefits and expenses is attributable to elimination costs associated with investment advisory activities effective third quarter 1999.

         In addition to the operating revenues previously presented, the Company also reports net realized gains and losses on investments in the Corporate and Other segment. The Company realized net investment (losses) gains of $(2.1) million and $6.2 million during the third quarter of 2000 and 1999, respectively.


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

ITEM 5        OTHER INFORMATION
              None.

ITEM 6        EXHIBITS AND REPORTS ON FORM 8-K

              (a)          Exhibits:

                           10.26 Form of Employment Agreement, dated May 26, 2000, between Nationwide Mutual Insurance Company and W.G. Jurgensen (filed as exhibit
                                    10.32 to Form 10-Q, Commission File Number
                                    1-12785, filed November 13, 2000)
                           10.27 Form of Employment Agreement, dated July 1, 2000, between Nationwide Financial Services, Inc. and Joseph Gasper (filed as exhibit
                                    10.33 to Form 10-Q, Commission File Number
                                    1-12785, filed November 13, 2000)
                           10.28 Form of Retention Agreement, dated July 1, 2000, between Nationwide Financial Services, Inc. and Joseph Gasper (filed as exhibit
                                    10.34 to Form 10-Q, Commission File Number
                                    1-12785, filed November 13, 2000)
                           27 Financial Data Schedule (electronic filing only)

              (b)          Reports on Form 8-K:

                           No reports on Form 8-K were filed during the three-month period ended September 30, 2000.

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


                                             NATIONWIDE LIFE INSURANCE COMPANY
                                             ---------------------------------
                                                       (Registrant)



Date:  November 13,  2000                     /s/Mark R. Thresher
                                              ----------------------------------
                                              Mark R. Thresher
                                              Senior Vice President - Finance -
                                              Nationwide Financial
                                              (Chief Accounting Officer)