Form 10-K
period 2000-12-31
NATIONWIDE LIFE INSURANCE CO
filed 2001-03-29
CIK 205695

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549
                      ------------------------------------

                                    FORM 10-K

                  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2000          COMMISSION FILE NO. 2-28596

                        NATIONWIDE LIFE INSURANCE COMPANY
             (Exact name of registrant as specified in its charter)


                       OHIO                                31-4156830
(State or other jurisdiction of incorporation          (I.R.S. Employer
              or organization)                         Identification No.)

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

  All voting stock was held by affiliates of the Registrant on March 20, 2001.


COMMON STOCK (par value $1 per share) - 3,814,779 shares issued and outstanding as of March 20, 2001 (Title of Class)


  THE REGISTRANT MEETS THE CONDITIONS SET FORTH IN GENERAL INSTRUCTION I(1)(a)
     AND (b) OF FORM 10-K AND IS THEREFORE FILING THIS FORM WITH THE REDUCED
                               DISCLOSURE FORMAT.

                                     PART I

ITEM 1        BUSINESS

              ORGANIZATION

              Nationwide Life Insurance Company (NLIC, or collectively with its subsidiaries, the Company) was incorporated in 1929 and is an Ohio stock legal reserve life insurance company. NLIC offers a variety of forms of individual annuities, private and public sector pension plans and life insurance on a participating and a non-participating basis.

              Prior to January 27, 1997, NLIC was wholly owned by Nationwide Corporation (Nationwide Corp.). On that date, Nationwide Corp. contributed the outstanding shares of NLIC's common stock to Nationwide Financial Services, Inc. (NFS), a holding company formed by Nationwide Corp. in November 1996 for NLIC and other companies within the Nationwide group of companies that offer or distribute long-term savings and retirement products. On March 6, 1997, NFS completed an initial public offering of its Class A common stock.

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

              Wholly owned subsidiaries of NLIC as of December 31, 2000 include Nationwide Life and Annuity Insurance Company (NLAIC), Nationwide Advisory Services, Inc. (NAS) and Nationwide Investment Services Corporation (NISC).

              The Company is a member of the Nationwide group of companies (Nationwide), which consists of Nationwide Mutual Insurance Company (NMIC) and all of its subsidiaries and affiliates.

              NLAIC offers universal life insurance, variable universal life insurance, corporate-owned life insurance and individual annuity contracts on a non-participating basis. NAS and NISC are registered broker/dealers.

              The Company is a leading provider of long-term savings and retirement products in the United States (U.S.). The Company develops and sells a diverse range of products including individual annuities, private and public sector pension plans, and life insurance. By developing and offering a wide variety of products, the Company believes that it has positioned itself to compete effectively in various stock market and interest rate environments. The Company markets its products through a broad spectrum of distribution channels, including independent broker/dealers, brokerage firms, pension plan administrators, life insurance specialists, financial institutions, Nationwide agents and Nationwide Retirement Solutions.

              The Company is one of the leaders in the development and sale of variable annuities. As of December 31, 2000, the Company was the third largest writer of individual variable annuity contracts in the U.S., according to The Variable Annuity Research & Data Service.

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

              BUSINESS SEGMENTS

              The Company has redefined its business segments in order to align this disclosure with the way management currently views its core operations. This updated view better reflects the different economics of the Company's various businesses and also aligns well with the Company's current market focus. As a result, the Company now reports three product segments: Individual Annuity, Institutional Products and Life Insurance. In addition, the Company reports corporate revenues and expenses, investments and related investment income supporting capital not specifically allocated to its product segments and revenues and expenses of its broker/dealer subsidiaries in a Corporate segment.

              The Individual Annuity segment, which accounted for $281.7 million (40%) of the Company's operating income before federal income tax expense for 2000, consists of both variable and fixed annuity contracts. Individual annuity contracts provide the customer with tax-deferred accumulation of savings and flexible payout options including lump sum, systematic withdrawal or a stream of payments for life. In addition, variable annuity contracts provide the customer with access to a wide range of investment options and asset protection in the event of an untimely death, while fixed annuity contracts generate a return for the customer at a specified interest rate fixed for a prescribed period. The Company's individual annuity products consist of single premium deferred annuities, flexible premium deferred annuities and single premium immediate annuities.

              The Institutional Products segment, which accounted for $230.7 million (33%) of the Company's operating income before federal income tax expense for 2000, is comprised of the Company's group and payroll deduction business, both public and private sectors, and medium-term note program. The public sector includes the 457 business in the form of fixed and variable annuities. The private sector includes the 401(k) business generated through fixed and variable annuities.

              The Life Insurance segment, which accounted for $152.9 million (22%) of the Company's operating income before federal income tax expense for 2000, is composed of a wide range of insurance products including universal life insurance, corporate-owned life insurance (COLI) and bank-owned life insurance (BOLI), which provide a death benefit and also allow the customer to build cash value on a tax-advantaged basis.

              The Corporate segment accounted for $37.1 million (5%) of the Company's operating income (which excludes net realized gains and losses on investments) before federal income tax expense for 2000.

              Additional information related to the Company's business segments is included in note 15 to the consolidated financial statements and Financial Statement Schedule III.

              RATINGS

              Ratings with respect to claims-paying ability and financial strength have become an increasingly important factor in establishing the competitive position of insurance companies. Ratings are important to maintaining public confidence in the Company and its ability to market its annuity and life insurance products. Rating organizations continually review the financial performance and condition of insurers, including the Company. Any lowering of the Company's ratings could have a material adverse effect on the Company's ability to market its products and could increase the surrender of the Company's annuity products. Both of these consequences could, depending upon the extent thereof, have a material adverse effect on the Company's liquidity and, under certain circumstances, net income. NLIC is rated "A+" (Superior) by A.M. Best Company, Inc. and its claims-paying ability/financial strength is rated "Aa3" (Excellent) by Moody's Investors Service, Inc. (Moody's), "AA" (Very Strong) by Standard & Poor's, a Division of The McGraw-Hill Companies, Inc. (S&P), and "AA+" (Very Strong) by Fitch.

              The foregoing ratings reflect each rating agency's opinion of NLIC's financial strength, operating performance and ability to meet its obligations to policyholders and are not evaluations directed toward the protection of investors. Such factors are of concern to policyholders, agents and intermediaries.

              The Company's financial strength is also reflected in the ratings of commercial paper. The commercial paper is rated "A-1+" by S&P and "P-1" by Moody's.

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

              On November 12, 1999, the Gramm-Leach-Bliley Act (the Act), was signed into law. The Act modernizes the regulatory framework for financial services in the U.S. and allows banks, securities firms and insurance companies to affiliate more directly than they have been permitted to do in the past. While the Act facilitates these affiliations, to date no significant competitors of the Company have acquired, or been acquired by, a banking entity under authority of the Act. Nevertheless, it is not possible to anticipate whether such affiliations might occur in the future.

              REGULATION

              NLIC and NLAIC, as with other insurance companies, are subject to extensive regulation and supervision in the jurisdictions in which they do business. Such regulations limit the amount of dividends and other payments that can be paid by insurance companies without prior approval and impose restrictions on the amount and type of investments insurance companies may hold. These regulations also affect many other aspects of insurance companies businesses, including licensing of insurers and their products and agents, risk-based capital requirements and the type and amount of required asset valuation reserve accounts. These regulations are primarily intended to protect policyholders rather than shareholders. The Company cannot predict the effect that any proposed or future legislation may have on the financial condition or results of operations of the Company.

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

              EMPLOYEES

              As of December 31, 2000, the Company had approximately 4,100 employees. None of the employees of the Company are covered by a collective bargaining agreement and the Company believes that its employee relations are satisfactory.

ITEM 2        PROPERTIES

              Pursuant to an arrangement between NMIC and certain of its subsidiaries, during 2000 the Company leased on average approximately 734,000 square feet of office space primarily in the four building home office complex in Columbus, Ohio. The Company believes that its present facilities are adequate for the anticipated needs of the Company.

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

              NLIC declared $50.0 million and $61.0 million in dividends to NFS during 2000 and 1999, respectively. In addition, NLIC sought and obtained prior regulatory approval from the Ohio Department of Insurance to return $120.0 million and $175.0 million of capital to NFS during 2000 and 1999, respectively.

              NLIC currently does not have a formal dividend policy.

              Reference is made to note 11 of the consolidated financial statements for information regarding dividend restrictions.

ITEM 6        SELECTED CONSOLIDATED FINANCIAL DATA

              Omitted due to reduced disclosure format.

ITEM 7        MANAGEMENT'S NARRATIVE ANALYSIS OF THE RESULTS OF OPERATIONS

              INTRODUCTION

              Management's narrative analysis of the results of operations of NLIC and subsidiaries for the three years ended December 31, 2000 follows. This discussion should be read in conjunction with the consolidated financial statements and related notes included elsewhere in this report.

              Management's discussion and analysis contains certain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 with respect to the results of operations and businesses of the Company. These forward-looking statements involve certain risks and uncertainties. Factors that may cause actual results to differ materially from those contemplated or projected, forecast, estimated or budgeted in such forward looking statements include, among others, the following possibilities: (i) the potential impact on the Company's reported net income that could result from the adoption of certain accounting standards issued by the Financial Accounting Standards Board; (ii) tax law changes impacting the tax treatment of life insurance and investment products; (iii) heightened competition, including specifically the intensification of price competition, the entry of new competitors and the development of new products by new and existing competitors; (iv) adverse state and federal legislation and regulation, including limitations on premium levels, increases in minimum capital and reserves, and other financial viability requirements; (v) failure to expand distribution channels in order to obtain new customers or failure to retain existing customers;
              (vi) inability to carry out marketing and sales plans, including, among others, development of new products and/or changes to certain existing products and acceptance of the new and/or revised products in the market; (vii) changes in interest rates and the capital markets causing a reduction of investment income and/or asset fees, reduction in the value of the Company's investment portfolio or a reduction in the demand for the Company's products;
              (viii) general economic and business conditions which are less favorable than expected; (ix) unanticipated changes in industry trends and ratings assigned by nationally recognized rating organizations; and (x) inaccuracies in assumptions regarding future persistency, mortality, morbidity and interest rates used in calculating reserve amounts.

              RESULTS OF OPERATIONS

              In addition to net income, the Company reports net operating income, which excludes net realized investment gains and losses. Net operating income is commonly used in the insurance industry as a measure of on-going earnings performance.

              The following table reconciles the Company's reported net income to net operating income for each of the last three years.

              (in millions)                                                   2000            1999            1998
              ----------------------------------------------------------------------------------------------------------
              Net income                                                    $ 475.3         $ 405.1         $ 366.7
              Net realized losses (gains) on investments, net of tax           12.6             7.6           (18.5)
              ----------------------------------------------------------------------------------------------------------
                Net operating income                                        $ 487.9         $ 412.7         $ 348.2
              ==========================================================================================================

              Revenues

              Total operating revenues, which exclude net realized gains and losses on investments, increased to $3.00 billion in 2000 compared to $2.70 billion for 1999 and $2.45 billion for 1998. The growth in operating revenues over the past two years has primarily been driven by increases in policy charges and net investment income.

              Policy charges include asset fees, which are primarily earned from separate account assets generated from sales of individual and group variable annuities and investment life insurance products; cost of insurance charges earned on universal life insurance products; administration fees, which include fees charged per contract on a variety of the Company's products and premium loads on universal life insurance products; and surrender fees, which are charged as a percentage of premiums withdrawn during a specified period of annuity and certain life insurance contracts.

              Policy charges for each of the last three years were as follows:

              (in millions)                                                    2000           1999            1998
              ----------------------------------------------------------------------------------------------------------

              Asset fees                                                    $    714.6        $ 616.5         $ 494.7
              Cost of insurance charges                                          156.5          117.0            88.8
              Administrative fees                                                134.2          102.4            73.8
              Surrender fees                                                      86.1           59.6            41.6
              ----------------------------------------------------------------------------------------------------------
                Total policy charges                                        $  1,091.4        $ 895.5         $ 698.9
              ==========================================================================================================

              The growth in asset fees reflects increases in total average separate account assets of $11.99 billion (21%) in 2000 and $13.26 billion (30%) in 1999. Net flows into variable annuity and investment life insurance products as well as market appreciation, as measured on a daily average basis, in each of the last three years have resulted in the increase in average separate account balances.

              Cost of insurance charges are assessed on the net amount at risk on universal life insurance policies. The net amount at risk is equal to a policy's death benefit minus the related policyholder account value. The amount charged is based on the insured's age and other underwriting factors. The increase in cost of insurance charges is due primarily to growth in the net amount at risk related to individual investment life insurance reflecting expanded distribution and increased acceptance by producers and consumers. The net amount at risk related to individual investment life insurance grew to $24.69 billion at the end of 2000 compared to $19.76 billion and $14.95 billion at the end of 1999 and 1998, respectively.

              The growth in administrative fees is attributable to a significant increase in premiums on individual investment life policies and certain corporate-owned life policies where the company collects a premium load. The substantial majority of the increase in surrender charges over the past two years is attributable to policyholder withdrawals in the Individual Annuity segment, and is driven by an overall increase in individual variable annuity policy reserves and a heightened competitive environment in the individual annuity marketplace.

              Net investment income includes the investment income earned on investments supporting fixed annuities and certain life insurance products as well as the yield on the Company's general account invested assets which are not allocated to product segments, net of related investment expenses. General account assets supporting insurance products are closely correlated to the underlying reserves on these products. Net investment income grew from $1.48 billion and $1.52 billion in 1998 and 1999, respectively, to $1.65 billion in 2000 primarily due to increased invested assets to support growth in individual fixed annuity, institutional products and life insurance policy reserves. General account reserves supporting these products grew by $322.0 million and $2.09 billion in 2000 and 1999, respectively, and were $22.18 billion at December 31, 2000. The change in net investment income was also impacted by average yields on investments, which increased by 24 basis points in 2000 and declined by 24 basis points in 1999 following market interest rate trends.

              Realized gains and losses on investments are not considered by the Company to be recurring components of earnings. The Company makes decisions concerning the sale of invested assets based on a variety of market, business, tax and other factors.

              Other income includes fees earned by the Company's broker/dealers and in 1999 and 1998, fees for investment management services, as well as commissions and other income for marketing, distribution and administration services.

              Benefits and Expenses

              Interest credited to policyholder account balances totaled $1.18 billion in 2000 compared to $1.10 billion in 1999 and $1.07 billion in 1998 and principally relates to fixed annuities, both individual and institutional, and investment life insurance products. The growth in interest credited reflects the increase in policy reserves previously discussed and an overall increase in average crediting rates during 2000. The average crediting rate on fixed annuity policy reserves in the Individual Annuity and Institutional Products segments was 5.64% and 5.98% in 2000 compared to 5.72% and 5.72% in 1999 and 5.89% and 6.16% in 1998,
              respectively.

              Amortization of deferred policy acquisition costs (DAC) increased $79.5 million in 2000 and $58.1 million in 1999 principally due to the Individual Annuity segment as a result of growth in the number of policies in-force in each of the last two years coupled with increased surrender activity during 2000. Amortization of DAC increased in the Life Insurance segment as a result of growth in policies in-force.

              Operating expenses were $478.9 million in 2000, a 3% increase from 1999 operating expenses of $463.4 million. Operating expenses were $419.7 million in 1998. The increase reflects the growth in the number of annuity and life insurance contracts in-force and the related increase in administrative processing costs. 1999 and 1998 also include costs associated with investment management activities which were assigned to an affiliate in mid-1999.

              Federal income tax expense was $207.7 million representing an effective tax rate of 30.4% for 2000. Federal income tax expense in 1999 and 1998 was $201.4 million and $190.4 million, respectively, representing effective rates of 33.2% and 34.2%. An increase in tax exempt income and investment tax credits resulted in the decrease in effective rates.

              Recently Issued Accounting Pronouncements

              See note 2(j) to the consolidated financial statements for a discussion of recently issued accounting pronouncements.

              Sales Information

              Sales are comprised of annuities, pension plans and life insurance products sold to a wide variety of customer bases. The 1999 and 1998 sales information has been restated to conform to the 2000 presentation, which better reflects multi-product sales across all distribution channels.

              Sales are stated net of internal replacements, which in the Company's opinion provides a more meaningful disclosure of sales. In addition, sales exclude: funding agreements issued to secure notes issued to foreign investors through an unrelated third party trust under the Company's $2 billion medium-term note program; bank-owned life insurance (BOLI); large case pension plan acquisitions; and deposits into Nationwide employee and agent benefit plans. Although these products contribute to asset and earnings growth, they do not produce steady production flow that lends itself to meaningful comparisons and are therefore excluded from sales.

              The Company sells its products through a broad distribution network. Unaffiliated entities that sell the Company's products to their own customer base include independent broker/dealers, brokerage firms, financial institutions, pension plan administrators, life insurance specialists and Nationwide agents. Representatives of the Company who market products directly to a customer base identified by the Company include Nationwide Retirement Solutions.

              Sales by distribution channel for each of the last three years are summarized as follows:

              (in millions)                                                   2000            1999            1998
              ==========================================================================================================
              Independent broker/dealers                                   $ 5,933.4       $ 5,097.8       $ 4,841.8
              Brokerage firms                                                1,183.8           900.2           601.3
              Financial institutions                                         2,868.0         2,431.2         2,005.5
              Pension plan administrators                                    1,044.2         1,165.7         1,015.8
              Nationwide Retirement Solutions                                2,328.6         2,470.3         2,445.9
              Nationwide agents                                                815.8           787.9           731.8
              Life insurance specialists                                       711.4           420.0            91.1
              ----------------------------------------------------------------------------------------------------------

              The competitive environment for individual annuity sales through the independent broker/dealer channel has become very challenging; however, total sales through this channel (including retirement plans and life insurance) were up 16% in 2000 reflecting the strength of the Company's multiple product strategy, appointment of new distributors, introduction of new products and features and a broad distribution network. Sales through financial institutions grew 18% during 2000 and 21% during 1999 driven mainly by the appointment of new distributors in the bank channel and increased fixed annuity sales.

              The increase in sales through life insurance specialists reflects $711.4 million of COLI sales in 2000 compared to $409.2 million in 1999. NLIC entered the COLI market in 1998 and has quickly become a market leader through a focus on mid-sized cases.

              The Company's flagship products are marketed under The BEST of AMERICA(R) brand, and include individual and group variable annuities and variable life insurance. The BEST of AMERICA products allow customers to choose from investment options managed by premier mutual fund managers. The Company has also developed private label variable and fixed annuity products in conjunction with other financial services providers which allow those providers to sell products to their own customer bases under their own brand name.

              The Company also markets group deferred compensation retirement plans to employees of state and local governments for use under Internal Revenue Code (IRC) Section 457. The Company utilizes its sponsorship by the National Association of Counties and The United States Conference of Mayors when marketing IRC Section 457 products.

              Sales by product and segment for each of the last three years are as follows:

              (in millions)                                                   2000            1999            1998
              ==========================================================================================================

              The BEST of AMERICA products                                 $ 5,475.4       $ 4,639.2       $ 4,656.1
              Private label annuities                                          998.7           947.8           778.1
              Other                                                             90.9           382.5           332.9
              ----------------------------------------------------------------------------------------------------------
                 Total individual variable annuity sales                     6,565.0         5,969.5         5,767.1
              ----------------------------------------------------------------------------------------------------------

              Deferred fixed annuities                                         534.8           332.5           315.2
              Immediate fixed annuities                                        127.7            64.2            52.9
              ----------------------------------------------------------------------------------------------------------
                 Total individual fixed annuity sales                          662.5           396.7           368.1
              ----------------------------------------------------------------------------------------------------------
                   Total individual annuity sales                          $ 7,227.5       $ 6,366.2       $ 6,135.2
              ==========================================================================================================

              The BEST of AMERICA products                                 $ 3,931.4       $ 3,537.7       $ 2,760.0
              Other                                                             47.3            83.1            41.8
              ----------------------------------------------------------------------------------------------------------
                 Total private sector pension plan sales                     3,978.7         3,620.8         2,801.8
              ----------------------------------------------------------------------------------------------------------

              IRC Section 457 annuities                                      2,148.8         2,190.3         2,143.0
              ----------------------------------------------------------------------------------------------------------
                 Total public sector pension plan sales                      2,148.8         2,190.3         2,143.0
              ----------------------------------------------------------------------------------------------------------
                   Total institutional products sales                      $ 6,127.5       $ 5,811.1       $ 4,944.8
              ==========================================================================================================

              The BEST of AMERICA variable life series                    $    573.4      $    425.9      $    316.0
              Corporate-owned life insurance                                   711.4           409.2            91.1
              Traditional/Universal life insurance                             245.4           260.8           246.1
              ----------------------------------------------------------------------------------------------------------
                 Total life insurance sales                                $ 1,530.2       $ 1,095.9      $    653.2
              ==========================================================================================================

              BUSINESS SEGMENTS

              The Company has redefined its business segments in order to align this disclosure with the way management currently views its core operations. This updated view better reflects the different economics of the Company's various businesses and also aligns well with the current market focus. The Company has three product segments: Individual Annuity, Institutional Products and Life Insurance. In addition, the Company reports certain other revenues and expenses in a Corporate segment. All 1999 and 1998 amounts have been restated to reflect the new business segments.

              The following table summarizes operating income before federal income tax expense for the Company's business segments for each of the last three years.

              (in millions)                                                   2000            1999            1998
              ==========================================================================================================
              Individual Annuity                                              $ 281.7         $ 259.2         $ 231.5
              Institutional Products                                            230.7           217.8           180.4
              Life Insurance                                                    152.9           120.8            88.8
              Corporate                                                          37.1            20.3            28.0
              ----------------------------------------------------------------------------------------------------------
                Operating income before federal income tax expense           $  702.4         $ 618.1         $ 528.7
              ==========================================================================================================

              Individual Annuity

              The Individual Annuity segment consists of both variable and fixed annuity contracts. Individual annuity contracts provide the customer with tax-deferred accumulation of savings and flexible payout options including lump sum, systematic withdrawal or a stream of payments for life. In addition, variable annuity contracts provide the customer with access to a wide range of investment options and asset protection in the event of an untimely death, while fixed annuity contracts generate a return for the customer at a specified interest rate fixed for a prescribed period. The Company's individual annuity products consist of single premium deferred annuities, flexible premium deferred annuities and single premium immediate annuities.

              The following table summarizes certain selected financial data for the Company's Individual Annuity segment for the years indicated.

              (in millions)                                                   2000            1999            1998
              ==========================================================================================================
              INCOME STATEMENT DATA
              Revenues:
                Policy charges                                           $     573.2     $     484.6     $     389.5
                Net investment income                                          483.2           458.9           431.7
                Premiums on immediate annuities                                 52.7            26.8            23.1
              ----------------------------------------------------------------------------------------------------------
                                                                             1,109.1           970.3           844.3
              ----------------------------------------------------------------------------------------------------------
              Benefits and expenses:
                Interest credited to policyholder account balances             396.4           384.9           357.9
                Amortization of DAC                                            238.7           170.9           129.2
                Other benefits                                                  54.0            23.8            22.5
                Other operating expenses                                       138.3           131.5           103.2
              ----------------------------------------------------------------------------------------------------------
                                                                               827.4           711.1           612.8
              ----------------------------------------------------------------------------------------------------------
                 Operating income before federal income tax expense      $     281.7     $     259.2     $     231.5
              ==========================================================================================================

              OTHER DATA
              Sales:
                Individual variable annuities                             $   6,565.0     $   5,969.5    $   5,767.1
                Individual fixed annuities                                      662.5           396.7          368.1
              ----------------------------------------------------------------------------------------------------------
                 Total individual annuity sales                           $   7,227.5     $   6,366.2    $   6,135.2
              ==========================================================================================================

              Average account balances:
                Separate account                                           $ 37,934.0      $ 31,929.2    $  25,563.9
                General account                                               6,942.9         6,712.5        6,072.8
              ----------------------------------------------------------------------------------------------------------
                 Total average account balances                            $ 44,876.9      $ 38,641.7    $  31,636.7
              ==========================================================================================================

              Account balances as of year end:
                Individual variable annuities                              $ 39,621.9      $ 40,274.7    $  32,029.2
                Individual fixed annuities                                    3,941.8         3,722.2        3,280.9
              ----------------------------------------------------------------------------------------------------------
                 Total account balances                                    $ 43,563.7      $ 43,996.9    $  35,310.1
              ==========================================================================================================

              Return on average equity                                          20.4%           19.7%          20.2%
              Pre-tax operating income to average account balances              0.63%           0.67%          0.73%
              ----------------------------------------------------------------------------------------------------------

              Pre-tax operating earnings reached $281.7 million in 2000, up 9% compared to 1999 earnings of $259.2 million, which were up 12% from 1998. Improved segment results are primarily due to growth in asset fees partially offset by increased DAC amortization.

              Asset fees were $478.5 million in 2000 up 15% from $415.0 million in 1999 and totaled $337.8 million in 1998. Asset fees are calculated daily and charged as a percentage of separate account reserves. Average separate account assets have increased substantially in the past three years as a result of net market appreciation and net flows of $675.2 million, $1.28 billion and $3.08 billion in 2000, 1999 and 1998, respectively. While separate account assets reflect market depreciation in 2000, there was substantial market appreciation in the first half of the year, which contributed to the growth in average separate account assets.

              Amortization of DAC increased 40% to $238.7 million in 2000 compared to $170.9 million and $129.2 million in 1999 and 1998, respectively. The growth in DAC amortization is consistent with the overall growth in the individual annuity business and the increase in surrender activity.

              The following table depicts the interest spread on average general account reserves in the Individual Annuity segment for each of the last three years.

                                                                              2000            1999            1998
              ==========================================================================================================
              Net investment income                                             7.88%           7.58%           7.77%
              Interest credited                                                 5.64            5.72            5.89
              ----------------------------------------------------------------------------------------------------------
                Interest spread                                                 2.24%           1.86%           1.88%
              ==========================================================================================================

              During 1998 and 1999 the Company experienced an increase in mortgage loan and bond prepayment fees and such income accounted for approximately 4 basis points of the interest spread in 2000 compared to 7 basis points and 11 basis points in 1999 and 1998, respectively. Increases in interest rates in early 2000 generated higher net investment income and slowed prepayment activity.

              The Company is able to mitigate the effects of changes in investment yields by periodically resetting the rates credited on fixed features of individual annuity contracts. As of December 31, 2000, individual fixed annuity policy reserves and fixed option of variable annuity reserves of $2.42 billion and $2.50 billion, respectively, are in contracts that adjust the crediting rate periodically with portions resetting in each calendar quarter. The Company also has $398.7 million of fixed option of variable annuity policy reserves related to private label annuities that call for the crediting rate to be reset annually on each January 1 and $1.52 billion of individual fixed annuity policy reserves that are in payout status where the Company has guaranteed periodic, typically monthly, payments.

              Led by variable product deposits of $8.20 billion and withdrawals and surrenders of $5.98 billion, Individual Annuity segment deposits in 2000 of $8.87 billion offset by withdrawals and surrenders totaling $6.47 billion generated net flows of $2.40 billion compared to the $2.83 billion and $3.63 billion achieved in 1999 and 1998, respectively. Despite the competitive nature of the individual annuity market, the Company has demonstrated the ability to generate positive net flows by leveraging its broad distribution network and innovative product development resources. The Company successfully introduced new products, features and retention strategies during 2000.

              Changes in the Company's products, including the introduction of new products with reduced policy charges have slightly decreased the ratio of asset fees to average separate account assets within the segment. This ratio was 1.26% in 2000 compared to 1.29% and 1.30% in 1999 and 1998, respectively.

              The decrease in pre-tax operating income to average assets in 2000 and 1999 is primarily driven by the mix of products, which is demonstrated by average separate account assets accounting for 84.4%, 82.6% and 80.8% of total average account balances in 2000, 1999 and 1998, respectively. Higher sales of trail commission individual variable annuities and increased amortization of policy acquisition costs are also impacting margins.

              Individual Annuity sales, which exclude internal replacements, during 2000 were $7.23 billion compared to sales of $6.37 billion in 1999 and $6.14 billion in 1998. Sales growth in 2000 was driven by The BEST of AMERICA variable annuities and reflects the successful introduction of the Extra Value rider, which accounted for $2.65 billion of sales. In addition, sales of deferred fixed annuities increased 61% to $534.8 million driven by additional bank distribution.

              Institutional Products

              The Institutional Products segment is comprised of the Company's group pension and payroll deduction business, both public and private sectors, and medium-term note program. The public sector includes the 457 business in the form of fixed and variable annuities. The private sector includes the 401(k) business generated through fixed and variable annuities. The sales figures do not include business generated through the Company's medium-term note program, large case pension plan acquisitions and Nationwide employee and agent benefit plans, however the income statement data does reflect this business.

              The following table summarizes certain selected financial data for the Company's Institutional Products segment for the years indicated.

              (in millions)                                                   2000            1999            1998
              ==========================================================================================================
              INCOME STATEMENT DATA
              Revenues:
                Asset fees                                                  $  220.2        $  190.3        $  149.0
                Net investment income                                          827.4           771.2           784.7
                Other                                                           31.4            21.6            18.8
              ----------------------------------------------------------------------------------------------------------
                                                                             1,079.0           983.1           952.5
              ----------------------------------------------------------------------------------------------------------
              Benefits and expenses:
                Interest credited to policyholder account balances             628.8           580.9           595.7
                Other benefits and expenses                                    219.5           184.4           176.4
              ----------------------------------------------------------------------------------------------------------
                                                                               848.3           765.3           772.1
              ----------------------------------------------------------------------------------------------------------
                 Operating income before federal income tax expense         $  230.7        $  217.8        $  180.4
              ==========================================================================================================

              OTHER DATA
              Sales:
                Private sector pension plans                                $3,978.7        $3,620.8        $2,801.8
                Public sector pension plans                                  2,148.8         2,190.3         2,143.0
              ----------------------------------------------------------------------------------------------------------
                  Total institutional products sales                        $6,127.5        $5,811.1        $4,944.8
              ==========================================================================================================

              Average account balances:
                Separate account                                            $27,806.7       $22,350.3      $16,995.4
                General account                                              10,521.2        10,147.7        9,667.4
              ----------------------------------------------------------------------------------------------------------
                  Total average account balances                            $38,327.9       $32,498.0      $26,662.8
              ==========================================================================================================

              Account balances as of year end:
                Private sector pension plans                                $18,001.4       $19,246.2      $14,568.8
                Public sector pension plans                                  17,294.5        18,949.2       15,801.4
                Medium-term notes                                             1,627.7           574.5            -
              ----------------------------------------------------------------------------------------------------------
                  Total account balances                                    $36,923.6       $38,769.9      $30,370.2
              ==========================================================================================================

              Return on average equity                                           24.2%           24.5%          22.0%
              Pre-tax operating income to average account balances               0.59%           0.65%          0.66%
              ----------------------------------------------------------------------------------------------------------

              Institutional Products segment earnings growth in 2000 and 1999 was driven by higher asset fees from 24% and 32% increases in average separate account assets in 2000 and 1999, respectively. Net investment income increased $56.2 million in 2000 to $827.4 million, following a decline in 1999 of $13.5 million to $771.2 million. The change in net investment income was driven by higher average general account assets in each year and an increase in average investment yields in 2000 and a decrease in average investment yields in 1999. The increase in interest credited in 2000 is primarily the result of a 4% increase in average general account reserves and an increase in the average crediting rate of 26 basis points. The decrease in interest credited in 1999 is primarily the result of a 44 basis point decrease in the average interest-crediting rate reflecting lower market rates, offset by a 5% increase in average general account reserves. Higher operating expenses in 2000 reflect the significant technology investments made as part of the new business model in the public sector business.

              The following table depicts the interest spread on average general account reserves in the Institutional Products segment for each of the last three years.

                                                                              2000            1999            1998
              ==========================================================================================================
              Net investment income                                             7.86%           7.60%           8.12%
              Interest credited                                                 5.98            5.72            6.16
              ----------------------------------------------------------------------------------------------------------
                  Interest spread                                               1.88%           1.88%           1.96%
              ==========================================================================================================

              During 1998 and 1999 the Company experienced an increase in mortgage loan and bond prepayment fees and such income accounted for approximately 4 basis points of the interest spread in 2000 compared to 8 basis points and 22 basis points in 1999 and 1998, respectively. Increases in interest rates in early 2000 generated higher net investment income and slowed prepayment activity.

              The Company is able to mitigate the effects of changes in investment yields by periodically resetting the rates credited on fixed features sold through group annuity contracts. Fixed annuity policy reserves in the Institutional Products segment as of December 31, 2000, included $7.03 billion in contracts where the guaranteed interest rate is reestablished each quarter and $545.9 million in contracts that adjust the crediting rate periodically with portions resetting in each calendar quarter. In this segment, the Company also has $809.4 million of fixed option of variable annuity policy reserves that call for the crediting rate to be reset annually on January 1. The remaining $1.63 billion of fixed annuity policy reserves relate to funding agreements issued in conjunction with the Company's medium-term note program where the crediting rate is either fixed for the term of the contract or variable, based on an underlying index.

              Institutional Products segment deposits in 2000 of $6.33 billion offset by participant withdrawals and surrenders totaling $5.59 billion generated net flows from participant activity of $738.9 million. Net flows in 2000 are down from the $1.55 billion and $2.00 billion achieved in 1999 and 1998, respectively. Net case (terminations) acquisitions were ($1.32) billion in 2000, $810.8 million in 1999 and none in 1998. The increase in net terminations in 2000 reflects the increasingly competitive environment particularly in the public sector market.

              Changes in the Company's products, including the introduction of new institutional products with reduced policy charges, and the mix of business have slightly decreased the ratio of asset fees to average separate account assets within the segment. This ratio was 0.79% in 2000 compared to 0.83% and 0.86% in 1999 and 1998, respectively.

              The Company has recently experienced decreases in pre-tax operating income to average account balances, which reached 0.59% in 2000, compared to 0.65% in 1999 and to 0.66% in 1998. The decreases were primarily driven by a change in the mix of products, including new products with reduced policy charges and the growth in separate account products.

              Institutional Products sales during 2000 reached $6.13 billion compared to sales of $5.81 billion in 1999 and $4.94 billion in 1998. The growth in each year is primarily attributable to private sector plans. The independent broker/dealer, brokerage firms and financial institutions channels all reported sales growth in excess of 10 percent each year.

              Life Insurance

              The Life Insurance segment consists of insurance products, including universal life insurance, COLI and BOLI products, which provide a death benefit and also allow the customer to build cash value on a tax-advantaged basis.

              The following table summarizes certain selected financial data for the Company's Life Insurance segment for the years indicated.

              (in millions)                                                   2000            1999            1998
              ==========================================================================================================
              INCOME STATEMENT DATA
              Revenues:
                Total policy charges                                      $    266.6      $    199.0       $   141.6
                Other                                                          476.5           447.1           402.5
              ----------------------------------------------------------------------------------------------------------
                                                                               743.1           646.1           544.1
              ----------------------------------------------------------------------------------------------------------
              Benefits                                                         389.3           359.5           308.3
              Operating expenses                                               200.9           165.8           147.0
              ----------------------------------------------------------------------------------------------------------
                                                                               590.2           525.3           455.3
              ----------------------------------------------------------------------------------------------------------
                 Operating income before federal income tax expense       $    152.9      $    120.8       $    88.8
              ==========================================================================================================

              OTHER DATA
              Sales:
                The BEST of AMERICA variable life series                  $    573.4      $    425.9       $   316.0
                Corporate-owned life insurance                                 711.4           409.2            91.1
                Traditional/Universal life insurance                           245.4           260.8           246.1
              ----------------------------------------------------------------------------------------------------------
                  Total life insurance sales                              $  1,530.2      $  1,095.9       $   653.2
              ==========================================================================================================

              Policy reserves as of year end:
                Individual investment life insurance                      $  2,092.0      $  1,832.3       $ 1,270.1
                Corporate investment life insurance                          2,552.3         1,498.6           903.6
                Traditional life insurance                                   1,813.0         1,787.0         1,689.4
                Universal life insurance                                       768.2           795.9           750.3
              ----------------------------------------------------------------------------------------------------------
                  Total policy reserves                                   $  7,225.5      $  5,913.8       $ 4,613.4
              ==========================================================================================================

              Return on average equity                                          11.5%           11.0%            8.9%
              ----------------------------------------------------------------------------------------------------------

              Life Insurance segment earnings in 2000 increased 27% to $152.9 million, up from $120.8 million a year ago and $88.8 million in 1998. Continued strong sales and reserve growth from both individual and corporate investment life insurance products contributed to the sharp earnings increases.

              Driven primarily by increased policy charges, revenues from investment life products increased to $322.4 million in 2000 compared to $226.5 million in 1999 and $145.4 million in 1998. The revenue growth reflects significantly increased policy reserve levels as individual investment life reserves increased 14% in 2000 to $2.09 billion compared to $1.83 billion a year ago and $1.27 billion at the end of 1998. Corporate investment life reserves, which include both COLI and BOLI products, reached $2.55 billion, up from $1.50 billion and $903.6 million at the end of 1999 and 1998, respectively.

              Pre-tax earnings from investment life products reached $85.3 million in 2000 compared to $53.4 million a year ago and $29.6 million in 1998. The strong revenue growth discussed previously more than offset increased operating expenses associated with the growth in business.

              Traditional/Universal life pre-tax earnings slightly increased to $67.6 million in 2000 compared to $67.4 million in 1999 and were $59.2 million in 1998. The 1998 results reflect additional expenses related to the installation of a new policy administration system.

              Total life insurance sales, excluding all BOLI and Nationwide employee and agent benefit plan sales increased 40% to $1.53 billion in 2000 compared to $1.10 billion during 1999 and $653.2 million in 1998. Sales in 2000 include record levels of production for individual investment life insurance and COLI, reflecting the Company's efforts to sell through multiple channels and growing producer and consumer acceptance of these product offerings.

              Corporate

              The Corporate segment includes net investment income not allocated to the three product segments, unallocated expenses and interest expense on short-term borrowings. 1999 and 1998 results also include investment management activities associated with Nationwide mutual funds. During 1999, these investment management activities were assigned to an affiliate. In addition to these operating revenues and expenses, the Company also reports net realized gains and losses on investments in the Corporate segment.

              The following table summarizes certain selected financial data for the Company's Corporate segment for the years indicated.

              (in millions)                                                     2000            1999            1998
              ==========================================================================================================
              INCOME STATEMENT DATA
              Operating revenues                                               $  72.1         $ 103.7         $ 106.4
              Operating expenses                                                  35.0            83.4            78.4
              ----------------------------------------------------------------------------------------------------------
                Operating income before federal income tax expense (1)         $  37.1         $  20.3         $  28.0
              ==========================================================================================================

              ----------
              (1) Excludes net realized gains (losses) on investments.

              In addition to the operating revenues presented in the table above, the Company also reports net realized gains and losses on investments in the Corporate segment. The Company realized net investment (losses) gains of ($19.4) million, ($11.6) million and $28.4 million during 2000, 1999 and 1998, respectively. During 2000 the Company recognized a total of $19.4 million of realized losses on three fixed maturity security holdings.

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

              Interest Rate Risk

              Fluctuations in interest rates can potentially impact the Company's earnings, cash flows and the fair value of its assets and liabilities. Generally, in a declining interest rate environment, the Company may be required to reinvest the proceeds from matured and prepaid investments at rates lower than the overall yield of the portfolio, which could reduce interest spread income. In addition, minimum guaranteed crediting rates (typically 3.0% or 3.5%) on certain annuity contracts could result in a reduction of the Company's interest spread income in the event of a significant and prolonged decline in interest rates from market rates at the end of 2000. The average crediting rate of fixed annuity products during 2000 was 5.64% and 5.98% for the Individual Annuity and Institutional Products segments, respectively, well in excess of the guaranteed rates. The Company mitigates this risk by investing in assets with maturities and durations that match the expected characteristics of the liabilities and by investing in mortgage- and asset-backed securities with limited prepayment exposure.

              Conversely, a rising interest rate environment could result in a reduction of interest spread income or an increase in policyholder surrenders. Existing general account investments supporting annuity liabilities have a weighted average maturity of approximately 4.5 years as of December 31, 2000 and therefore, the change in yield of the portfolio will lag changes in market interest rates. This lag is increased if the rate of prepayments of securities slows. To the extent the Company sets renewal rates based on current market rates, this will result in reduced interest spreads. Alternatively, if the Company sets renewal crediting rates while attempting to maintain a desired spread from the portfolio yield, the rates offered by the Company may be less than new money rates offered by competitors. This difference could result in an increase in surrender activity by policyholders. If the Company could not fund the surrenders with its cash flow from operations, the Company may be required to sell investments, which likely would have declined in value due to the increase in interest rates. The Company mitigates this risk by offering products that assess surrender charges or market value adjustments at the time of surrender, by investing in assets with maturities and durations that match the expected characteristics of the liabilities, and by investing in mortgage- and asset-backed securities with limited prepayment exposure.

              Asset/Liability Management Strategies to Manage Interest Rate Risk

              The Company employs an asset/liability management approach tailored to the specific requirements of each of its products. Each product line has an investment strategy based on its specific characteristics. The strategy establishes asset maturity and duration, quality and other guidelines. For fixed maturity securities and mortgages, the weighted average maturity is based on repayments, which are scheduled to occur under the terms of the asset. For mortgage- and asset-backed securities, repayments are determined using the current rate of repayment of the underlying mortgages or assets and the terms of the securities.

              For individual immediate annuities having future benefits which cannot be changed at the option of the policyholder, the underlying assets are managed in a separate pool. The duration of assets and liabilities in this pool are kept as close together as possible. For assets, the repayment cash flows, plus anticipated coupon payments, are used in calculating asset duration. Future benefits and expenses are used for liabilities. As of December 31, 2000, the average duration of assets in this pool was 7.40 years and the average duration of the liabilities was 7.51 years. Individual immediate annuity policy reserves on this business were $1.52 billion as of December 31, 2000.

              Because the timing of the payment of future benefits on the majority of the Company's business can be changed by the policyholder, the Company employs cash flow testing techniques in its asset/liability management process. In addition, each year the Company's annuity and insurance business is analyzed to determine the adequacy of the reserves supporting such business. This analysis is accomplished by projecting the anticipated cash flows from such business and the assets required to support such business under a number of possible future interest rate scenarios. The first seven of these scenarios are required by state insurance regulation. Projections are also made using 11 additional scenarios, which involve more extreme fluctuations in future interest rates and equity markets. Finally, to get a statistical analysis of possible results and to minimize any bias in the 18 predetermined scenarios, additional projections are made using 50 randomly generated interest rate scenarios. For the Company's 2000 cash flow testing process, interest rates for 90-day treasury bills ranged from 1.02% to 12.99% under the 18 predetermined scenarios and 0.39% to 28.48% under the 50 random scenarios. Interest rates for longer maturity treasury securities had comparable ranges. The values produced by each projection are used to determine future gains or losses from the Company's annuity and insurance business, which, in turn, are used to quantify the adequacy of the Company's reserves over the entire projection period. The results of the Company's cash flow testing indicated that the Company's reserves were adequate as of December 31, 2000.

              Characteristics of Interest Rate Sensitive Financial Instruments

              The following table provides information about the Company's financial instruments as of December 31, 2000 that are sensitive to changes in interest rates. Insurance contracts that subject the Company to significant mortality risk, including life insurance contracts and life-contingent immediate annuities, do not meet the definition of a financial instrument and are not included in the table.

                                                                                                                              1999
                                                                                            There-                 Fair       Fair
(in millions)                        2001       2002        2003       2004       2005      after      Total       Value      Value
------------------------------------------------------------------------------------------------------------------------------------
ASSETS
Fixed maturity securities:
 Corporate bonds:
   Principal                      $ 1,578.1 $   1,565.5  $ 1,169.1 $ 1,018.9 $ 1,313.1 $   3,388.1 $  10,032.8 $   9,858.2 $ 9,536.5
   Average interest rate               7.4%        7.4%       7.2%      7.4%      7.6%        8.2%        7.7%
 Mortgage and other asset-
   backed securities:
   Principal                      $ 1,193.7 $     991.3 $    725.7 $   555.5 $   431.1 $   1,295.5 $   5,192.8 $   5,169.7 $ 5,196.9
   Average interest rate               7.3%        7.4%       7.5%      7.6%      7.8%        7.8%        7.6%
 Other fixed maturity  securities:
   Principal                      $    56.0 $       8.8 $     26.1 $    49.0 $    12.3 $     346.4 $     498.6 $     415.1 $   560.6
   Average interest rate               7.0%       10.9%       8.3%      7.9%      7.6%        8.0%        7.9%
Mortgage loans on real estate:
   Principal                      $   253.6 $     393.8 $    487.5 $   488.2 $   776.9 $   3,812.4 $   6,212.4 $   6,327.8 $ 5,745.5
   Average interest rate               8.7%        8.6%       8.1%      7.9%      8.2%        7.9%        8.0%

LIABILITIES
Deferred fixed annuities:
   Principal                      $ 2,239.0 $   1,495.0 $  1,282.0 $ 1,105.0 $   964.0 $   9,404.9 $  16,430.3 $  15,697.8 $16,197.4
   Average credited rate               5.8%        5.8%       5.9%      6.0%      6.1%        6.2%        6.1%
Immediate annuities:
   Principal                      $    45.0 $      41.0 $     35.0 $    32.0 $    28.0 $     204.0 $     385.0 $     282.0 $   237.8
   Average credited rate               7.2%        7.2%       7.2%      7.2%      7.3%        7.3%        7.3%
Short-term borrowings
   Principal                      $   120.0 $        -- $       -- $      -- $      -- $        -- $     120.0 $     118.7 $      --
   Average interest rate               6.5%          --         --        --        --          --        6.5%

DERIVATIVE FINANCIAL INSTRUMENTS
Interest rate swaps:
  Pay fixed/receive variable
    Notional value                $   -     $      30.0 $     62.5 $   133.9 $  290.6 $     417.8 $     934.8 $     (21.3)$      4.8
    Weighted average pay rate         -            4.1%       6.7%      6.8%     6.4%        6.9%        6.6%
    Weighted average receive rate     -            7.8%       6.6%      6.7%     7.0%        6.8%        6.9%
  Pay variable/receive fixed
    Notional value                $   -     $       5.0 $     28.1 $   343.4 $  394.2 $     293.5 $   1,064.2 $     (32.1)$   (25.3)
    Weighted average pay rate         -            6.8%       6.9%      7.0%     7.1%        7.0%        7.1%
    Weighted average receive rate     -            7.0%       4.0%      3.1%     2.6%        5.4%        3.6%
  Pay variable/receive variable
    Notional value                $   -      $   -      $    375.9 $     9.0 $  316.0 $      30.0 $     730.9 $       5.2 $       -
    Weighted average pay rate         -          -            6.9%      6.9%     6.8%        7.2%        6.9%
    Weighted average receive rate     -          -            4.0%      6.8%     5.0%        7.4%        4.6%
Interest rate futures:
  Long positions
    Contract amount/notional      $    36.0  $     34.0 $      6.0 $     4.0 $    1.0 $       -   $      81.0 $       0.3 $       -
    Weighted average settlement
    price                         $    92.8  $     92.8 $     92.5 $    92.3 $   92.3 $       -   $      92.8
  Short positions
    Contract amount/notional      $ 1,685.8  $  1,349.0 $    922.0 $   696.0 $  403.0 $     523.0 $   5,578.8 $     (16.3)$      1.3
    Weighted average settlement
    price                         $    93.5  $     93.0 $     93.0 $    92.9 $   92.8 $      92.6 $      93.0

              Additional information about the characteristics of the financial instruments and assumptions underlying the data presented in the table above are as follows:

              Mortgage- and asset-backed securities (MBSs and ABSs): The maturity year is determined based on the terms of the securities and the current rate of prepayment of the underlying pools of mortgages or assets. The Company limits its exposure to prepayments by purchasing less volatile types of MBSs and ABSs.

              Other fixed maturity securities and mortgage loans on real estate:
              The maturity year is determined based on the maturity date of the security or loan.

              Deferred fixed annuities: The maturity year is based on the expected date of policyholder withdrawal, taking into account actual experience, current interest rates, and contract terms. Included are group annuity contracts representing $8.39 billion of general account liabilities as of December 31, 2000, which are generally subject to market value adjustment upon surrender and which may also be subject to surrender charges. Of the total group annuity liabilities, $7.03 billion were in contracts where the crediting rate is reset quarterly, $545.9 million were in contracts that adjust the crediting rate on an annual basis with portions resetting in each calendar quarter and $809.4 million were in contracts where the crediting rate is reset annually on January 1. Fixed annuity policy reserves of $1.63 billion relate to funding agreements issued in conjunction with the Company's medium-term note program where the crediting rate is either fixed for the term of the contract or variable, based on an underlying index. Also included in deferred fixed annuities are certain individual annuity contracts, which are also subject to surrender charges calculated as a percentage of the lesser of deposits made or the amount surrendered and assessed at declining rates during the first seven years after a deposit is made. At December 31, 2000, individual annuity general account liabilities totaling $4.92 billion were in contracts where the crediting rate is reset periodically, with portions resetting in each calendar quarter and $398.7 million that reset annually on January 1. The average crediting rate is calculated as the difference between the projected yield of the assets backing the liabilities and a targeted interest spread. However, for certain individual annuities the credited rate is also adjusted to partially reflect current new money rates.

              Immediate annuities: Included are non-life contingent contracts in payout status where the Company has guaranteed periodic, typically monthly, payments. The maturity year is based on the terms of the contract.

              Short-term borrowings: The maturity year is the stated maturity date of the obligation.

              Derivative financial instruments: The maturity year is based on the terms of the related contracts. Interest rate swaps include cross-currency swaps that eliminate all foreign currency exposure the Company has with existing assets and liabilities. Underlying details by currency have therefore been omitted. Variable swap rates and settlement prices reflect those in effect at December 31, 2000.

              Equity Market Risk

              Asset fees calculated as a percentage of the separate account assets are a significant source of revenue to the Company. At December 31, 2000, 88% of separate account assets were invested in equity mutual funds. Gains and losses in the equity markets will result in corresponding increases and decreases in the Company's separate account assets and the reported asset fee revenue. In addition, a decrease in separate account assets may decrease the Company's expectations of future profit margins, which may require the Company to accelerate the amortization of deferred policy acquisition costs.

              INFLATION

              The rate of inflation did not have a material effect on the revenues or operating results of the Company during 2000, 1999 or 1998.

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

                                     PART IV

ITEM 14       EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

                                                                                                                     Page
                                                                                                                    --------
              CONSOLIDATED FINANCIAL STATEMENTS:
                Independent Auditors' Report                                                                           F-1
                Consolidated Balance Sheets as of December 31, 2000 and 1999                                           F-2
                Consolidated Statements of Income for the years ended December 31, 2000, 1999 and 1998                 F-3
                Consolidated Statements of Shareholder's Equity for the years
                ended December 31, 2000, 1999 and 1998                                                                 F-4
                Consolidated Statements of Cash Flows for the years ended December 31, 2000, 1999
                  and 1998                                                                                             F-5
                Notes to Consolidated Financial Statements                                                             F-6

              FINANCIAL STATEMENT SCHEDULES:

                Schedule I     Consolidated Summary of Investments - Other Than Investments in
                                 Related Parties as of December 31, 2000                                              F-27
                Schedule III   Supplementary Insurance Information as of December 31, 2000, 1999 and
                                 1998 and for each of the years then ended                                            F-28
                Schedule IV    Reinsurance as of December 31, 2000, 1999 and 1998 and for each of the
                                 years then ended                                                                     F-29
                Schedule V     Valuation and Qualifying Accounts for the years ended December 31,
                                 2000, 1999 and 1998                                                                  F-30

                  All other schedules are omitted because they are not applicable or not required, or because the required information has been included in the audited consolidated financial statements or notes thereto

              EXHIBIT INDEX                                                                                             23

                                   SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                 NATIONWIDE LIFE INSURANCE COMPANY (Registrant)



                                                       By /s/ W. G. Jurgensen
                                                          -------------------
                                      W. G. Jurgensen, Chief Executive Officer -
                                      Nationwide Life Insurance Company

Date:  February 27, 2001

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.



/s/ David O. Miller                            February 7, 2001    /s/ W. G. Jurgensen                            February 27, 2001
--------------------------------------------- -------------------- --------------------------------------------- ------------------
David O. Miller, Chairman of the Board               Date          W. G.  Jurgensen,  Chief  Executive  Officer         Date
                                                                   and Director



/s/ Joseph J. Gasper                           February 27, 2001   /s/ Lewis J. Alphin                            February 27, 2001
--------------------------------------------- -------------------- --------------------------------------------- ------------------
Joseph J. Gasper, President, Chief                   Date          Lewis J. Alphin, Director                            Date
Operating Officer and Director



/s/ A.I. Bell                                  February 27, 2001   /s/ Nancy C. Breit                             February 27, 2001
--------------------------------------------- -------------------- --------------------------------------------- ------------------
A.I. Bell, Director                                  Date          Nancy C. Breit, Director                             Date



/s/ Kenneth D. Davis                           February 27, 2001   /s/ Keith W. Eckel                             February 27, 2001
--------------------------------------------- -------------------- --------------------------------------------- ------------------
Kenneth D. Davis, Director                           Date          Keith W. Eckel, Director                             Date



/s/ Willard J. Engel                           February 27, 2001   /s/ Fred C. Finney                             February 27, 2001
--------------------------------------------- -------------------- --------------------------------------------- ------------------
Willard J. Engel, Director                           Date          Fred C. Finney, Director                             Date



/s/ Yvonne M. Curl                             February 27, 2001   /s/ Ralph M. Paige                             February 27, 2001
--------------------------------------------- -------------------- --------------------------------------------- ------------------
Yvonne M. Curl, Director                             Date          Ralph M. Paige, Director                             Date



/s/ James F. Patterson                         February 27, 2001   /s/ Arden L. Shisler                           February 27, 2001
--------------------------------------------- -------------------- --------------------------------------------- ------------------
James F. Patterson, Director                         Date          Arden L. Shisler, Director                           Date



/s/ Robert L. Stewart                          February 27, 2001   /s/ Robert A. Oakley                           February 27, 2001
--------------------------------------------- -------------------- --------------------------------------------- ------------------
Robert L. Stewart, Director                          Date          Robert A. Oakley, Executive Vice                     Date
                                                                   President - Chief Financial Officer



/s/ Mark R. Thresher                           February 27, 2001
--------------------------------------------- --------------------
Mark R. Thresher, Senior Vice President -            Date
Finance - Nationwide Financial
 (Chief Accounting Officer)

                                       22

                                  EXHIBIT INDEX

Exhibit
----------
   3.1      Amended Articles of Incorporation of Nationwide Life Insurance
              Company, dated March 14, 1986 (previously filed as Exhibit 3.1 to
              Form 10-K, Commission File Number 2-28596, filed March 31,1998, and incorporated herein by reference)
   3.2      Form of Amended and Restated Code of Regulations of Nationwide Life
              Insurance Company (previously filed as Exhibit 3.2 to Form 10-Q,
              Commission File Number 2-28596, filed August 14, 2000, and incorporated herein by reference)
  10.1      Form of Tax Sharing Agreement among Nationwide Mutual Insurance
              Company, Nationwide Corporation and any corporation that may hereafter be a subsidiary of Nationwide Corporation (previously filed as Exhibit 10.1 to Form 10-K, Commission File Number
              2-28596, filed March 28, 1997, and incorporated herein by
              reference)
  10.1.1    First Amendment to the Tax Sharing Agreement among Nationwide Mutual
              Insurance Company, Nationwide Corporation and any corporation that may hereafter be a subsidiary of Nationwide Corporation
              (previously filed as Exhibit 10.2.1 to Form 10-K, Commission File
              Number 1-12785, filed March 31, 1998, and incorporated herein by reference)
  10.1.2    Second Amendment to the Tax Sharing Agreement among Nationwide
              Mutual Insurance Company and any corporation that may hereafter be a subsidiary of Nationwide Mutual Insurance Company (filed as
              Exhibit 10.2.2 to Form 10-K, Commission File Number 1-12785, filed
              March 29, 2001, and incorporated herein by reference)
  10.1.3    Third Amendment to the Tax Sharing Agreement among Nationwide Mutual
              Insurance Company and any corporation that may hereafter be a subsidiary of Nationwide Mutual Insurance Company (filed as
              Exhibit 10.2.3 to Form 10-K, Commission File Number 1-12785, filed
              March 29, 2001, and incorporated herein by reference)
  10.2      Form of First Amendment to Cost Sharing Agreement among parties named therein (previously filed as Exhibit 10.2 to Form 10-K,
              Commission File Number 2-28596, filed March 28, 1997, and
              incorporated herein by reference)
  10.3      Modified Coinsurance Agreement between Nationwide Life Insurance
              Company and Nationwide Mutual Insurance Company (previously filed as Exhibit 10.3 to Form 10-K, Commission File Number 2-28596,
              filed March 28, 1997, and incorporated herein by reference)
  10.4      Five Year Credit Agreement, dated May 25, 2000, among Nationwide
              Financial Services, Inc., Nationwide Life Insurance Company,
              Nationwide Mutual Insurance Company, the banks named therein and
              Bank One, NA, as agent (filed as Exhibit 10.5 to Form 10-K,
              Commission File Number 1-12785, filed March 29, 2001, and
              incorporated herein by reference)
  10.4.1    Amendment dated as of September 29, 2000 to the Five Year Credit
              Agreement dated as of May 25, 2000 among Nationwide Financial
              Services, Inc., Nationwide Life Insurance Company, Nationwide
              Mutual Insurance Company, the banks party thereto and Bank One,
              NA, as agent (filed as Exhibit 10.5.1 to Form 10-K, Commission
              File Number 1-12785, filed March 29, 2001, and incorporated herein by reference)
  10.5     364-Day Credit Agreement, dated May 25, 2000, among Nationwide
              Financial Services, Inc., Nationwide Life Insurance Company,
              Nationwide Mutual Insurance Company, the banks named therein and
              Bank One, NA, as agent (filed as Exhibit 10.6 to Form 10-K,
              Commission File Number 1-12785, filed March 29, 2001, and
              incorporated herein by reference)
  10.5.1    Amendment dated as of September 29, 2000 to the 364-Day Credit
              Agreement dated as of May 25, 2000 among Nationwide Financial
              Services, Inc., Nationwide Life Insurance Company, Nationwide
              Mutual Insurance Company, the banks party thereto and Bank One,
              NA, as agent (filed as Exhibit 10.6.1 to Form 10-K, Commission
              File Number 1-12785, filed March 29, 2001, and incorporated herein by reference)
  10.6      Form of Lease Agreement between Nationwide Life Insurance Company and Nationwide Mutual Insurance Company (previously filed as
              Exhibit 10.6 to Form 10-K, Commission File Number 2-28596, filed
              March 28, 1997, and incorporated herein by reference)
  10.7      General Description of Nationwide Performance Incentive Plan (filed as Exhibit 10.9 to Form 10-K, Commission File Number 1-12785,
              filed March 29, 2001, and incorporated herein by reference)
  10.8      Form of Nationwide Office of Investment Incentive Plan (filed as
              Exhibit 10.10 to Form 10-K, Commission File Number 1-12785, filed
              March 29, 2001, and incorporated herein by reference)
  10.9      Nationwide Insurance Excess Benefit Plan effective as of December
              31, 1996 (previously filed as Exhibit 10.9 to Form 10-K,
              Commission File Number 2-28596, filed March 28, 1997, and
              incorporated herein by reference)
  10.10     Nationwide Insurance Supplemental Retirement Plan effective as of
              December 31, 1996 (previously filed as Exhibit 10.10 to Form 10-K,
              Commission File Number 2-28596, filed March 28, 1997, and
              incorporated herein by reference)

 Exhibit
----------

  10.11     Nationwide Salaried Employees Severance Pay Plan (previously filed as Exhibit 10.11 to Form 10-K, Commission File Number 2-28596, filed March 28, 1997, and incorporated herein by reference)
  10.12     Nationwide Insurance Supplemental Defined Contribution Plan
              effective as of January 1, 1996 (previously filed as Exhibit 10.12 to Form 10-K, Commission File Number 2-28596, filed March 28, 1997, and incorporated herein by reference)
  10.13     General Description of Nationwide Insurance Individual Deferred
              Compensation Program previously filed as Exhibit 10.13 to Form 10-K, Commission File Number 2-28596, filed March 28, 1997, and incorporated herein by reference)
  10.14     General Description of Nationwide Mutual Insurance Company
              Directors Deferred Compensation Program (previously filed as
              Exhibit 10.14 to Form 10-K, Commission File Number 2-28596, filed March 28, 1997, and incorporated herein by reference)
  10.15     Deferred Compensation Agreement, dated as of September 3, 1979, between Nationwide Mutual Insurance Company and D. Richard McFerson (previously filed as Exhibit 10.15 to Form 10-K, Commission File Number 2-28596, filed March 28, 1997, and incorporated herein by reference)
  10.16     Investment Agency Agreement between Nationwide Cash Management
              Company and Nationwide Financial Services, Inc. and certain subsidiaries of Nationwide Financial Services, Inc. (previously filed as Exhibit 10.19 to Form 10-K, Commission File Number 1-12785, filed March 29, 2000, and incorporated herein by reference)
  10.17     Master Repurchase Agreement between Nationwide Life Insurance
              Company, Nationwide Life and Annuity Insurance Company, and Nationwide Mutual Insurance Company and certain of its subsidiaries and affiliates (previously filed as Exhibit 10.20 to Form 10-K, Commission File Number 1-12785, filed March 29, 2000, and incorporated herein by reference)
  10.18     Form of Employment Agreement, dated January 1, 2000, between
              Nationwide Mutual Insurance Company and John Cook (previously filed as Exhibit 10.24 to Form 10-Q, Commission File Number 1-12785, filed August 14, 2000, and incorporated herein by reference)
  10.19     Form of Employment Agreement, dated January 1, 2000, between
              Nationwide Mutual Insurance Company and Patricia Hatler (previously filed as Exhibit 10.25 to Form 10-Q, Commission File Number 1-12785, filed August 14, 2000, and incorporated herein by reference)
  10.20     Form of Employment Agreement, dated January 1, 2000, between
              Nationwide Mutual Insurance Company and Richard Headley (previously filed as Exhibit 10.26 to Form 10-Q, Commission File Number 1-12785, filed August 14, 2000, and incorporated herein by reference)
  10.21     Form of Employment Agreement, dated January 1, 2000, between
              Nationwide Mutual Insurance Company and Donna James (previously filed as Exhibit 10.27 to Form 10-Q, Commission File Number 1-12785, filed August 14, 2000, and incorporated herein by reference)
  10.22     Form of Employment Agreement, dated January 1, 2000, between
              Nationwide Mutual Insurance Company and Greg Lashutka (previously filed as Exhibit 10.28 to Form 10-Q, Commission File Number 1-12785, filed August 14, 2000, and incorporated herein by reference)
  10.23     Form of Employment Agreement, dated January 1, 2000, between
              Nationwide Mutual Insurance Company and Robert Oakley (previously filed as Exhibit 10.29 to Form 10-Q, Commission File Number 1-12785, filed August 14, 2000, and incorporated herein by reference)
  10.24     Form of Employment Agreement, dated January 1, 2000, between
              Nationwide Mutual Insurance Company and Robert Woodward (previously filed as Exhibit 10.30 to Form 10-Q, Commission File Number 1-12785, filed August 14, 2000, and incorporated herein by reference)
  10.25     Form of Employment Agreement, dated August 11, 2000, between
              Nationwide Mutual Insurance Company and Michael Helfer (previously filed as Exhibit 10.31 to Form 10-Q, Commission File Number 1-12785, filed August 14, 2000, and incorporated herein by reference)
  10.26     Form of Employment Agreement, dated May 26, 2000, between
              Nationwide Mutual Insurance Company and W.G. Jurgensen (previously filed as Exhibit 10.32 to Form 10-Q, Commission File Number 1-12785, filed November 13, 2000, and incorporated herein by reference)
  10.27     Form of Employment Agreement, dated July 1, 2000, between
              Nationwide Financial Services, Inc. and Joseph Gasper (previously filed as Exhibit 10.33 to Form 10-Q, Commission File Number 1-12785, filed November 13, 2000, and incorporated herein by reference)
  10.28     Form of Retention Agreement, dated July 1, 2000, between
              Nationwide Financial Services, Inc. and Joseph Gasper (previously filed as Exhibit 10.34 to Form 10-Q, Commission File Number 1-12785, filed November 13, 2000, and incorporated herein by reference)

 Exhibit
----------

  27       Financial Data Schedule (electronic filing only)

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

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Nationwide Life Insurance Company and subsidiaries as of December 31, 2000 and 1999, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2000, in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the related financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.





KPMG LLP


Columbus, Ohio
January 26, 2001

               NATIONWIDE LIFE INSURANCE COMPANY AND SUBSIDIARIES
       (a wholly owned subsidiary of Nationwide Financial Services, Inc.)

                           Consolidated Balance Sheets

                     (in millions, except per share amounts)


                                                                                                   December 31,
                                                                                        ------------------------------------
                                                                                              2000               1999
============================================================================================================================
                                        ASSETS
Investments:
  Securities available-for-sale, at fair value:
    Fixed maturity securities                                                              $ 15,443.0          $ 15,294.0
    Equity securities                                                                           109.0                92.9
  Mortgage loans on real estate, net                                                          6,168.3             5,786.3
  Real estate, net                                                                              310.7               254.8
  Policy loans                                                                                  562.6               519.6
  Other long-term investments                                                                   101.8                73.8
  Short-term investments                                                                        442.6               416.0
----------------------------------------------------------------------------------------------------------------------------
                                                                                             23,138.0            22,437.4
----------------------------------------------------------------------------------------------------------------------------

Cash                                                                                             18.4                 4.8
Accrued investment income                                                                       251.4               238.6
Deferred policy acquisition costs                                                             2,865.6             2,554.1
Other assets                                                                                    396.7               305.9
Assets held in separate accounts                                                             65,897.2            67,135.1
----------------------------------------------------------------------------------------------------------------------------
                                                                                           $ 92,567.3          $ 92,675.9
============================================================================================================================

                         LIABILITIES AND SHAREHOLDER'S EQUITY
Future policy benefits and claims                                                          $ 22,183.6          $ 21,861.6
Short-term borrowings                                                                           118.7                 -
Other liabilities                                                                             1,164.9               914.2
Liabilities related to separate accounts                                                     65,897.2            67,135.1
----------------------------------------------------------------------------------------------------------------------------
                                                                                             89,364.4            89,910.9
----------------------------------------------------------------------------------------------------------------------------

Commitments and contingencies (notes 9 and 14)

Shareholder's equity:
  Common stock, $1 par value.  Authorized 5.0 million shares;
    3.8 million shares issued and outstanding                                                     3.8                 3.8
  Additional paid-in capital                                                                    646.1               766.1
  Retained earnings                                                                           2,436.3             2,011.0
  Accumulated other comprehensive income (loss)                                                 116.7               (15.9)
----------------------------------------------------------------------------------------------------------------------------
                                                                                              3,202.9             2,765.0
----------------------------------------------------------------------------------------------------------------------------
                                                                                           $ 92,567.3          $ 92,675.9
============================================================================================================================


See accompanying notes to consolidated financial statements.

               NATIONWIDE LIFE INSURANCE COMPANY AND SUBSIDIARIES
       (a wholly owned subsidiary of Nationwide Financial Services, Inc.)

                        Consolidated Statements of Income

                                  (in millions)


                                                                                        Years ended December 31,
                                                                              ---------------------------------------------
                                                                                  2000            1999           1998
===========================================================================================================================
Revenues:
  Policy charges                                                               $ 1,091.4       $   895.5      $   698.9
  Life insurance premiums                                                          240.0           220.8          200.0
  Net investment income                                                          1,654.9         1,520.8        1,481.6
  Realized (losses) gains on investments                                           (19.4)          (11.6)          28.4
  Other                                                                             17.0            66.1           66.8
---------------------------------------------------------------------------------------------------------------------------
                                                                                 2,983.9         2,691.6        2,475.7
---------------------------------------------------------------------------------------------------------------------------

Benefits and expenses:
  Interest credited to policyholder account balances                             1,182.4         1,096.3        1,069.0
  Other benefits and claims                                                        241.6           210.4          175.8
  Policyholder dividends on participating policies                                  44.5            42.4           39.6
  Amortization of deferred policy acquisition costs                                352.1           272.6          214.5
  Interest expense on short-term borrowings                                          1.3             -              -
  Other operating expenses                                                         479.0           463.4          419.7
---------------------------------------------------------------------------------------------------------------------------
                                                                                 2,300.9         2,085.1        1,918.6
---------------------------------------------------------------------------------------------------------------------------

    Income before federal income tax expense                                       683.0           606.5          557.1
Federal income tax expense                                                         207.7           201.4          190.4
---------------------------------------------------------------------------------------------------------------------------

    Net income                                                                 $   475.3       $   405.1      $   366.7
===========================================================================================================================

See accompanying notes to consolidated financial statements.

               NATIONWIDE LIFE INSURANCE COMPANY AND SUBSIDIARIES
       (a wholly owned subsidiary of Nationwide Financial Services, Inc.)

                 Consolidated Statements of Shareholder's Equity

                  Years ended December 31, 2000, 1999 and 1998
                                  (in millions)


                                                                                          Accumulated
                                                           Additional                        other            Total
                                                Common       paid-in       Retained      comprehensive    shareholder's
                                                 stock       capital       earnings      income (loss)        equity
=========================================================================================================================
December 31, 1997                                $ 3.8       $ 914.7      $ 1,312.3         $ 247.1         $ 2,477.9

Comprehensive income:
    Net income                                     -             -            366.7             -               366.7
    Net unrealized gains on securities
      available-for-sale arising during
      the year                                     -             -              -              28.5              28.5
                                                                                                          ---------------
  Total comprehensive income                                                                                    395.2
                                                                                                          ---------------
Dividend to shareholder                            -             -           (100.0)            -              (100.0)
-------------------------------------------------------------------------------------------------------------------------
December 31, 1998                                  3.8         914.7        1,579.0           275.6           2,773.1
=========================================================================================================================

Comprehensive income:
    Net income                                     -             -            405.1             -               405.1
    Net unrealized losses on securities
      available-for-sale arising during
      the year                                     -             -              -            (315.0)           (315.0)
                                                                                                          ---------------
  Total comprehensive income                                                                                     90.1
                                                                                                          ---------------
Capital contribution                               -            26.4           87.9            23.5             137.8
Return of capital to shareholder                   -          (175.0)           -               -              (175.0)
Dividends to shareholder                           -             -            (61.0)            -               (61.0)
-------------------------------------------------------------------------------------------------------------------------
December 31, 1999                                  3.8         766.1        2,011.0           (15.9)          2,765.0
=========================================================================================================================

Comprehensive income:
    Net income                                     -             -            475.3             -               475.3
    Net unrealized gains on securities
      available-for-sale arising during
      the year                                     -             -              -             132.6             132.6
                                                                                                          ---------------
  Total comprehensive income                                                                                    607.9
                                                                                                          ---------------
Return of capital to shareholder                   -          (120.0)           -               -              (120.0)
Dividends to shareholder                           -             -           (50.0)             -               (50.0)
-------------------------------------------------------------------------------------------------------------------------
December 31, 2000                                $ 3.8       $ 646.1      $ 2,436.3         $ 116.7         $ 3,202.9
=========================================================================================================================


See accompanying notes to consolidated financial statements.

               NATIONWIDE LIFE INSURANCE COMPANY AND SUBSIDIARIES
       (a wholly owned subsidiary of Nationwide Financial Services, Inc.)

                      Consolidated Statements of Cash Flows

                                  (in millions)


                                                                                           Years ended December 31,
                                                                                ----------------------------------------------
                                                                                     2000           1999            1998
==============================================================================================================================
Cash flows from operating activities:
  Net income                                                                     $    475.3     $    405.1      $    366.7
  Adjustments to reconcile net income to net cash provided by operating activities:
      Interest credited to policyholder account balances                            1,182.4        1,096.3         1,069.0
      Capitalization of deferred policy acquisition costs                            (778.9)        (637.0)         (584.2)
      Amortization of deferred policy acquisition costs                               352.1          272.6           214.5
      Amortization and depreciation                                                   (12.7)           2.4            (8.5)
      Realized losses (gains) on invested assets, net                                  19.4           11.6           (28.4)
      Increase in accrued investment income                                           (12.8)          (7.9)           (8.2)
     (Increase) decrease in other assets                                              (92.0)         122.9            16.4
      Decrease in policy liabilities                                                   (0.3)         (20.9)           (8.3)
      Increase (decrease) in other liabilities                                        229.3          149.7           (34.8)
      Other, net                                                                       22.3           (8.6)          (11.3)
------------------------------------------------------------------------------------------------------------------------------
        Net cash provided by operating activities                                   1,384.1        1,386.2           982.9
------------------------------------------------------------------------------------------------------------------------------

Cash flows from investing activities:
  Proceeds from maturity of securities available-for-sale                           2,988.7        2,307.9         1,557.0
  Proceeds from sale of securities available-for-sale                                 602.0          513.1           610.5
  Proceeds from repayments of mortgage loans on real estate                           911.7          696.7           678.2
  Proceeds from sale of real estate                                                    18.7            5.7           103.8
  Proceeds from repayments of policy loans and sale of other invested assets           79.3           40.9            23.6
  Cost of securities available-for-sale acquired                                   (3,475.5)      (3,724.9)       (3,182.8)
  Cost of mortgage loans on real estate acquired                                   (1,318.0)        (971.4)         (829.1)
  Cost of real estate acquired                                                         (7.1)         (14.2)           (0.8)
  Short-term investments, net                                                         (26.6)         (27.5)           69.3
  Other, net                                                                         (182.3)        (110.9)          (88.4)
------------------------------------------------------------------------------------------------------------------------------
        Net cash used in investing activities                                        (409.1)      (1,284.6)       (1,058.7)
------------------------------------------------------------------------------------------------------------------------------

Cash flows from financing activities:
  Capital returned to shareholder                                                    (120.0)        (175.0)            -
  Net proceeds from issuance of short-term borrowings (commercial paper)              118.7            -               -
  Cash dividends paid                                                                (100.0)         (13.5)         (100.0)
  Increase in investment product and universal life insurance
    product account balances                                                        4,517.0        3,799.4         2,682.1
  Decrease in investment product and universal life insurance
    product account balances                                                       (5,377.1)      (3,711.1)       (2,678.5)
------------------------------------------------------------------------------------------------------------------------------
        Net cash used in financing activities                                        (961.4)        (100.2)          (96.4)
------------------------------------------------------------------------------------------------------------------------------
Net increase (decrease) in cash                                                        13.6            1.4          (172.2)

Cash, beginning of year                                                                 4.8            3.4           175.6
------------------------------------------------------------------------------------------------------------------------------
Cash, end of year                                                                $     18.4     $      4.8      $      3.4
==============================================================================================================================


See accompanying notes to consolidated financial statements.

               NATIONWIDE LIFE INSURANCE COMPANY AND SUBSIDIARIES
       (a wholly owned subsidiary of Nationwide Financial Services, Inc.)

                   Notes to Consolidated Financial Statements

                        December 31, 2000, 1999 and 1998


(1)      ORGANIZATION AND DESCRIPTION OF BUSINESS

         Nationwide Life Insurance Company (NLIC, or collectively with its subsidiaries, the Company) is a leading provider of long-term savings and retirement products in the United States and is a wholly owned subsidiary of Nationwide Financial Services, Inc. (NFS). The Company develops and sells a diverse range of products including individual annuities, private and public sector pension plans and other investment products sold to institutions and life insurance. NLIC markets its products through a broad network of distribution channels, including independent broker/dealers, national and regional brokerage firms, financial institutions, pension plan administrators, life insurance specialists, Nationwide Retirement Solutions and Nationwide agents.

         Wholly owned subsidiaries of NLIC include Nationwide Life and Annuity Insurance Company (NLAIC), Nationwide Advisory Services, Inc., and Nationwide Investment Services Corporation.


(2)      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         The significant accounting policies followed by the Company that materially affect financial reporting are summarized below. The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America which differ from statutory accounting practices prescribed or permitted by regulatory authorities. Annual Statements for NLIC and NLAIC, filed with the Department of Insurance of the State of Ohio (the Department), are prepared on the basis of accounting practices prescribed or permitted by the Department. Prescribed statutory accounting practices include a variety of publications of the National Association of Insurance Commissioners (NAIC), as well as state laws, regulations and general administrative rules. Permitted statutory accounting practices encompass all accounting practices not so prescribed. The Company has no material permitted statutory accounting practices.

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

         The most significant estimates include those used in determining deferred policy acquisition costs, valuation allowances for mortgage loans on real estate and real estate investments, the liability for future policy benefits and claims and federal income taxes. Although some variability is inherent in these estimates, management believes the amounts provided are adequate.

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

               NATIONWIDE LIFE INSURANCE COMPANY AND SUBSIDIARIES
       (a wholly owned subsidiary of Nationwide Financial Services, Inc.)

              Notes to Consolidated Financial Statements, Continued


         (b)  VALUATION OF INVESTMENTS AND RELATED GAINS AND LOSSES

              The Company is required to classify its fixed maturity securities and equity securities as either held-to-maturity, available-for-sale or trading. The Company classifies fixed maturity and equity securities as available-for-sale. Available-for-sale securities are stated at fair value, with the unrealized gains and losses, net of adjustments to deferred policy acquisition costs and deferred federal income tax, reported as a separate component of accumulated other comprehensive income in shareholder's equity. The adjustment to deferred policy acquisition costs represents the change in amortization of deferred policy acquisition costs that would have been required as a charge or credit to operations had such unrealized amounts been realized.

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

         (c)  REVENUES AND BENEFITS

              INVESTMENT PRODUCTS AND UNIVERSAL LIFE INSURANCE PRODUCTS:
              Investment products consist primarily of individual and group variable and fixed deferred annuities. Universal life insurance products include universal life insurance, variable universal life insurance, corporate-owned life insurance and other interest-sensitive life insurance policies. Revenues for investment products and universal life insurance products consist of net investment income, asset fees, cost of insurance, policy administration and surrender charges that have been earned and assessed against policy account balances during the period. Policy benefits and claims that are charged to expense include interest credited to policy account balances and benefits and claims incurred in the period in excess of related policy account balances.

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

         (e)  SEPARATE ACCOUNTS

              Separate account assets and liabilities represent contractholders' funds which have been segregated into accounts with specific investment objectives. For all but $1.12 billion and $915.4 million of separate account assets at December 31, 2000 and 1999, respectively, the investment income and gains or losses of these accounts accrue directly to the contractholders. The activity of the separate accounts is not reflected in the consolidated statements of income and cash flows except for the fees the Company receives.

         (f)  FUTURE POLICY BENEFITS

              Future policy benefits for investment products in the accumulation phase, universal life insurance and variable universal life insurance policies have been calculated based on participants' contributions plus interest credited less applicable contract charges.

              Future policy benefits for traditional life insurance policies have been calculated by the net level premium method using interest rates varying from 6.0% to 10.5% and estimates of mortality, morbidity, investment yields and withdrawals which were used or which were being experienced at the time the policies were issued.

         (g)  PARTICIPATING BUSINESS

              Participating business represents approximately 21% in 2000 (29% in 1999 and 40% in 1998) of the Company's life insurance in force, 66% in 2000 (69% in 1999 and 74% in 1998) of the number of life insurance policies in force, and 8% in 2000 (13% in 1999 and 14% in 1998) of life insurance statutory premiums. The provision for policyholder dividends is based on current dividend scales and is included in "Future policy benefits and claims" in the accompanying consolidated balance sheets.

         (h)  FEDERAL INCOME TAX

              The Company files a consolidated federal income tax return with Nationwide Mutual Insurance Company (NMIC), the majority shareholder of NFS. The members of the consolidated tax return group have a tax sharing arrangement which provides, in effect, for each member to bear essentially the same federal income tax liability as if separate tax returns were filed.

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

         (j)  RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

              In June 1998, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 133, Accounting for Derivative Instruments and Hedging Activities (SFAS
              133). SFAS 133, as amended by SFAS 137, Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133 and SFAS 138, Accounting for Certain Derivative Instruments and Certain Hedging Activities, is effective for the Company as of January 1, 2001.

              SFAS 133 establishes accounting and reporting standards for derivative instruments and hedging activities. It requires an entity to recognize all derivatives as either assets or liabilities on the balance sheet and measure those instruments at fair value.

              As of January 1, 2001, the Company had $755.4 million notional amount of freestanding derivatives with a market value of ($7.0) million. All other derivatives qualified for hedge accounting under SFAS 133. Adoption of SFAS 133 will result in the Company recording a net transition adjustment loss of $4.8 million (net of related income tax of $2.6 million) in net income. In addition, a net transition adjustment loss of $3.6 million (net of related income tax of $2.0 million) will be recorded in accumulated other comprehensive income at January 1, 2001. The adoption of SFAS 133 will result in the Company derecognizing $17.0 million of deferred assets related to hedges, recognizing $10.9 million of additional derivative instrument liabilities and $1.3 million of additional firm commitment assets, while also decreasing hedged future policy benefits by $3.0 million and increasing the carrying amount of hedged investments by $10.6 million. Further, the adoption of SFAS 133 will result in the Company reporting total derivative instrument assets and liabilities of $44.8 million and $107.1 million, respectively.

              Also, the Company expects that the adoption of SFAS 133 will increase the volatility of reported earnings and other comprehensive income. The amount of volatility will vary with the level of derivative and hedging activities and fluctuations in market interest rates and foreign currency exchange rates during any period.

         (k)  RECLASSIFICATION
              Certain items in the 1999 and 1998 consolidated financial statements have been reclassified to conform to the 2000 presentation.

               NATIONWIDE LIFE INSURANCE COMPANY AND SUBSIDIARIES
       (a wholly owned subsidiary of Nationwide Financial Services, Inc.)

             Notes to Consolidated Financial Statements, Continued



(3)      INVESTMENTS

         The amortized cost, gross unrealized gains and losses and estimated fair value of securities available-for-sale as of December 31, 2000 and 1999 were:

                                                                                          Gross         Gross
                                                                         Amortized      unrealized    unrealized     Estimated
         (in millions)                                                      cost          gains         losses       fair value
         =========================================================================================================================
         December 31, 2000
         Fixed maturity securities:
             U.S. Treasury securities and obligations of U.S.
               Government corporations and agencies                       $    277.5      $  33.4       $   0.1       $    310.8
             Obligations of states and political subdivisions                    8.6          0.2           -                8.8
             Debt securities issued by foreign governments                      94.1          1.5           0.1             95.5
             Corporate securities                                            9,758.3        235.0         135.1          9,858.2
             Mortgage-backed securities - U.S. Government backed             2,719.1         46.1           3.8          2,761.4
             Asset-backed securities                                         2,388.2         36.3          16.2          2,408.3
         -------------------------------------------------------------------------------------------------------------------------
                 Total fixed maturity securities                            15,245.8        352.5         155.3         15,443.0
           Equity securities                                                   103.5          9.5           4.0            109.0
         -------------------------------------------------------------------------------------------------------------------------
                                                                          $ 15,349.3      $ 362.0       $ 159.3       $ 15,552.0
         =========================================================================================================================

         December 31, 1999
         Fixed maturity securities:
             U.S. Treasury securities and obligations of U.S.
               Government corporations and agencies                     $      428.4     $   23.4     $     2.4     $      449.4
             Obligations of states and political subdivisions                    0.8          -             -                0.8
             Debt securities issued by foreign governments                     110.6          0.6           0.8            110.4
             Corporate securities                                            9,390.4        110.3         179.9          9,320.8
             Mortgage-backed securities - U.S. Government backed             3,423.1         25.8          30.3          3,418.6
             Asset-backed securities                                         2,024.0          8.6          38.6          1,994.0
         -------------------------------------------------------------------------------------------------------------------------
                 Total fixed maturity securities                            15,377.3        168.7         252.0         15,294.0
           Equity securities                                                    84.9         12.4           4.4             92.9
         -------------------------------------------------------------------------------------------------------------------------
                                                                          $ 15,462.2      $ 181.1       $ 256.4       $ 15,386.9
         =========================================================================================================================

         The amortized cost and estimated fair value of fixed maturity securities available-for-sale as of December 31, 2000, by expected maturity, are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

               NATIONWIDE LIFE INSURANCE COMPANY AND SUBSIDIARIES
       (a wholly owned subsidiary of Nationwide Financial Services, Inc.)

              Notes to Consolidated Financial Statements, Continued



                                                                                Amortized            Estimated
         (in millions)                                                             cost             fair value
         ===========================================================================================================
         Fixed maturity securities available for sale:
          Due in one year or less                                               $  1,288.7         $  1,287.0
          Due after one year through five years                                    4,577.9            4,572.4
          Due after five years through ten years                                   3,071.3            3,136.6
          Due after ten years                                                      1,200.6            1,277.3
         -----------------------------------------------------------------------------------------------------------
                                                                                  10,138.5           10,273.3
           Mortgage-backed securities                                              2,719.1            2,761.4
           Asset-backed securities                                                 2,388.2            2,408.3
         -----------------------------------------------------------------------------------------------------------
                                                                                $ 15,245.8         $ 15,443.0
         ===========================================================================================================

         The components of unrealized gains (losses) on securities available-for-sale, net, were as follows as of each December 31:

         (in millions)
                                                                                      2000           1999
         ===========================================================================================================

          Gross unrealized gains (losses)                                       $    202.7      $    (75.3)
          Adjustment to deferred policy acquisition costs                            (23.2)           50.9
          Deferred federal income tax                                                (62.8)            8.5
         -----------------------------------------------------------------------------------------------------------
                                                                                $    116.7      $    (15.9)
         ===========================================================================================================

         An analysis of the change in gross unrealized gains (losses) on securities available-for-sale for the years ended December 31:

         (in millions)                                                      2000            1999             1998
         ===========================================================================================================
         Securities available-for-sale:
           Fixed maturity securities                                       $ 280.5        $ (607.1)         $ 52.6
           Equity securities                                                  (2.5)           (8.8)            4.2
         -----------------------------------------------------------------------------------------------------------
                                                                           $ 278.0        $ (615.9)         $ 56.8
         ===========================================================================================================

         Proceeds from the sale of securities available-for-sale during 2000, 1999 and 1998 were $602.0 million, $513.1 million and $610.5 million, respectively. During 2000, gross gains of $12.1 million ($10.4 million and $9.0 million in 1999 and 1998, respectively) and gross losses of $25.6 million ($28.0 million and $7.6 million in 1999 and 1998, respectively) were realized on those sales.

         The Company had $13.0 million and $15.6 million of real estate investments at December 31, 2000 and 1999, respectively, that were non-income producing the preceding twelve months.

         Real estate is presented at cost less accumulated depreciation of $25.7 million as of December 31, 2000 ($24.8 million as of December 31, 1999) and valuation allowances of $5.2 million as of December 31, 2000 ($5.5 million as of December 31, 1999).

               NATIONWIDE LIFE INSURANCE COMPANY AND SUBSIDIARIES
       (a wholly owned subsidiary of Nationwide Financial Services, Inc.)

              Notes to Consolidated Financial Statements, Continued


         The recorded investment of mortgage loans on real estate considered to be impaired was $9.8 million as of December 31, 2000 ($3.7 million as of December 31, 1999), which includes $5.3 million (none as of December 31, 1999) of impaired mortgage loans on real estate for which the related valuation allowance was $1.6 million (none as of December 31, 1999) and $4.5 million ($3.7 million as of December 31, 1999) of impaired mortgage loans on real estate for which there was no valuation allowance. During 2000, the average recorded investment in impaired mortgage loans on real estate was $7.7 million ($3.7 million in 1999) and interest income recognized on those loans totaled $0.4 million in 2000 (none in 1999) which is equal to interest income recognized using a cash-basis method of income recognition.

         Activity in the valuation allowance account for mortgage loans on real estate is summarized for the years ended December 31:

         (in millions)                                                    2000            1999            1998
         ===========================================================================================================
         Allowance, beginning of year                                   $  44.4          $ 42.4          $ 42.5
           Additions (reductions) charged to operations                     4.1             0.7            (0.1)
           Direct write-downs charged against the allowance                (3.2)            --              --
           Allowance on acquired mortgage loans                              --             1.3             --
         -----------------------------------------------------------------------------------------------------------
              Allowance, end of year                                    $  45.3          $ 44.4          $ 42.4
         ===========================================================================================================

         An analysis of investment income by investment type follows for the years ended December 31:

         (in millions)                                                    2000            1999            1998
         ===========================================================================================================
         Gross investment income:
           Securities available-for-sale:
             Fixed maturity securities                                 $ 1,095.5       $ 1,031.3      $    982.5
             Equity securities                                               2.6             2.5             0.8
           Mortgage loans on real estate                                   494.5           460.4           458.9
           Real estate                                                      32.2            28.8            40.4
           Short-term investments                                           27.0            18.6            17.8
           Other                                                            53.2            26.5            30.7
         -----------------------------------------------------------------------------------------------------------
               Total investment income                                   1,705.0         1,568.1         1,531.1
         Less investment expenses                                           50.1            47.3            49.5
         -----------------------------------------------------------------------------------------------------------
               Net investment income                                   $ 1,654.9       $ 1,520.8       $ 1,481.6
         ===========================================================================================================

         An analysis of realized gains (losses) on investments, net of valuation allowances, by investment type follows for the years ended December 31:

         (in millions)                                                    2000            1999            1998
         ===========================================================================================================

         Securities available-for-sale:
           Fixed maturity securities                                     $ (18.2)        $ (25.0)        $  (0.7)
           Equity securities                                                 4.7             7.4             2.1
         Mortgage loans on real estate                                      (4.2)           (0.6)            3.9
         Real estate and other                                              (1.7)            6.6            23.1
         -----------------------------------------------------------------------------------------------------------
                                                                         $ (19.4)        $ (11.6)         $ 28.4
         ===========================================================================================================

         Fixed maturity securities with an amortized cost of $12.8 million and $9.1 million were on deposit with various regulatory agencies as required by law as of December 31, 2000 and 1999, respectively.

               NATIONWIDE LIFE INSURANCE COMPANY AND SUBSIDIARIES
       (a wholly owned subsidiary of Nationwide Financial Services, Inc.)

              Notes to Consolidated Financial Statements, Continued


(4)      SHORT-TERM BORROWINGS

         NLIC established a $300 million commercial paper program in October 2000. Borrowings under the commercial paper program are unsecured and are issued for terms of 364 days or less. As of December 31, 2000 the Company had $118.7 million of commercial paper outstanding at an average effective rate of 6.48%. See also note 13.

(5)      DERIVATIVE FINANCIAL INSTRUMENTS

         The Company uses derivative financial instruments, principally interest rate swaps, interest rate futures contracts and foreign currency swaps, to manage market risk exposures associated with changes in interest rates and foreign currency exchange rates. Provided they meet specific criteria, interest rate and foreign currency swaps and futures are considered hedges and are accounted for under the accrual method and deferral method, respectively. The Company has no significant derivative positions that are not considered hedges. See note 2 (j) regarding accounting for derivatives under SFAS 133 effective January 1, 2001.

         Interest rate swaps are primarily used to convert specific investment securities and interest bearing policy liabilities from a fixed-rate to a floating-rate basis. Amounts receivable or payable under these agreements are recognized as an adjustment to net investment income or interest credited to policyholder account balances consistent with the nature of the hedged item. Currently, changes in fair value of the interest rate swap agreements are not recognized on the balance sheet, except for interest rate swaps designated as hedges of fixed maturity securities available-for-sale and cross currency swaps hedging foreign denominated debt instruments, for which changes in fair values are reported in accumulated other comprehensive income.

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

               NATIONWIDE LIFE INSURANCE COMPANY AND SUBSIDIARIES
       (a wholly owned subsidiary of Nationwide Financial Services, Inc.)

              Notes to Consolidated Financial Statements, Continued


         The notional amount of derivative financial instruments outstanding as of December 31, 2000 and 1999 were as follows:


         (in millions )                                                                   2000            1999
         ===========================================================================================================
          Interest rate swaps
            Pay fixed/receive variable rate swaps hedging investments                  $    934.8       $  362.7
            Pay variable/receive fixed rate swaps hedging investments                        98.8           28.5
            Pay variable/receive variable rate swaps hedging investments                    184.0            9.0
            Other contracts hedging investments                                              20.4           10.1
            Pay variable/receive fixed rate swaps hedging liabilities                       965.3          577.2
            Pay variable/receive variable rate swaps hedging liabilities                    546.9           --

         Foreign currency swaps
             Hedging foreign currency denominated investments                          $     30.5       $   14.8
             Hedging foreign currency denominated liabilities                             1,542.2          577.2

         Interest rate futures contracts                                               $  5,659.8       $  781.6
         -----------------------------------------------------------------------------------------------------------



(6)      FEDERAL INCOME TAX

         The tax effects of temporary differences that give rise to significant components of the net deferred tax liability as of December 31, 2000 and 1999 were as follows:

         (in millions)                                                                    2000            1999
         ===========================================================================================================

         Deferred tax assets:
           Fixed maturity securities                                                   $   --           $    5.3
           Future policy benefits                                                          34.7            149.5
           Liabilities in separate accounts                                               462.7            373.6
           Mortgage loans on real estate and real estate                                   18.8             18.5
           Other assets and other liabilities                                              40.3             51.1
         -----------------------------------------------------------------------------------------------------------
             Total gross deferred tax assets                                              556.5            598.0
           Valuation allowance                                                             (7.0)            (7.0)
         -----------------------------------------------------------------------------------------------------------
             Net deferred tax assets                                                      549.5            591.0
         -----------------------------------------------------------------------------------------------------------

         Deferred tax liabilities:
           Fixed maturity securities                                                       98.8             --
           Equity securities and other long-term investments                                6.4             10.8
           Deferred policy acquisition costs                                              783.7            724.4
           Deferred tax on realized investment gains                                       29.0             34.7
           Other                                                                           38.1             26.5
         -----------------------------------------------------------------------------------------------------------
             Total gross deferred tax liabilities                                         956.0            796.4
         -----------------------------------------------------------------------------------------------------------
             Net deferred tax liability                                                $  406.5         $  205.4
         ===========================================================================================================

         In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion of the total gross deferred tax assets will not be realized. Future taxable amounts or recovery of federal income tax paid within the statutory carryback period can offset nearly all future deductible amounts. The valuation allowance was unchanged for the years ended December 31, 2000, 1999 and 1998.

               NATIONWIDE LIFE INSURANCE COMPANY AND SUBSIDIARIES
       (a wholly owned subsidiary of Nationwide Financial Services, Inc.)

              Notes to Consolidated Financial Statements, Continued


         The Company's current federal income tax liability was $108.9 million and $104.7 million as of December 31, 2000 and 1999, respectively.

         Federal income tax expense for the years ended December 31 was as follows:

         (in millions)                                                    2000            1999            1998
         ===========================================================================================================
         Currently payable                                              $   78.0        $   53.6         $ 186.1
         Deferred tax expense                                              129.7           147.8             4.3
         -----------------------------------------------------------------------------------------------------------
                                                                         $ 207.7         $ 201.4         $ 190.4
         ===========================================================================================================

         Total federal income tax expense for the years ended December 31, 2000, 1999 and 1998 differs from the amount computed by applying the U.S. federal income tax rate to income before tax as follows:

                                                           2000                     1999                     1998
                                                   ----------------------   ----------------------   ----------------------
         (in millions)                                Amount        %          Amount        %          Amount        %
         ==================================================================================================================
         Computed (expected) tax expense               $239.1      35.0         $212.3      35.0         $195.0      35.0
         Tax exempt interest and dividends
           received deduction                           (24.7)     (3.6)          (7.3)     (1.2)          (4.9)     (0.9)
         Income tax credits                              (8.0)     (1.2)          (4.3)     (0.7)           -         -
         Other, net                                       1.3       0.2            0.7       0.1            0.3       0.1
         ------------------------------------------------------------------------------------------------------------------
             Total (effective rate of each year)       $207.7      30.4         $201.4      33.2         $190.4      34.2
         ==================================================================================================================

         Total federal income tax paid was $74.6 million, $29.8 million and $173.4 million during the years ended December 31, 2000, 1999 and 1998, respectively.

(7)      COMPREHENSIVE INCOME

         Comprehensive Income includes net income as well as certain items that are reported directly within separate components of shareholder's equity that bypass net income. Currently, the Company's only component of Other Comprehensive Income is unrealized gains (losses) on securities available-for-sale. The related before and after federal tax amounts for the years ended December 31, 2000, 1999 and 1998 were as follows:

         (in millions)                                                    2000            1999            1998
         ===========================================================================================================
         Unrealized gains (losses) on securities available-for-sale arising during the period:
            Gross                                                        $ 264.5        $ (665.3)         $ 58.2
            Adjustment to deferred policy acquisition costs                (74.0)          167.5           (12.9)
            Related federal income tax (expense) benefit                   (66.7)          171.4           (15.9)
         -----------------------------------------------------------------------------------------------------------
               Net                                                         123.8          (326.4)           29.4
         -----------------------------------------------------------------------------------------------------------

         Reclassification adjustment for net (gains) losses on securities available-for-sale realized during the period:
            Gross                                                           13.5            17.6            (1.4)
            Related federal income tax expense (benefit)                    (4.7)           (6.2)            0.5
         -----------------------------------------------------------------------------------------------------------
               Net                                                           8.8            11.4            (0.9)
         -----------------------------------------------------------------------------------------------------------
         Total Other Comprehensive Income (Loss)                         $ 132.6        $ (315.0)         $ 28.5
         ===========================================================================================================

                                      F-15

               NATIONWIDE LIFE INSURANCE COMPANY AND SUBSIDIARIES
       (a wholly owned subsidiary of Nationwide Financial Services, Inc.)

              Notes to Consolidated Financial Statements, Continued


(8)      FAIR VALUE OF FINANCIAL INSTRUMENTS

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

         The Company in estimating its fair value disclosures used the following methods and assumptions:

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

              MORTGAGE LOANS ON REAL ESTATE, NET: The fair value for mortgage loans on real estate is estimated using discounted cash flow analyses, using interest rates currently being offered for similar loans to borrowers with similar credit ratings. Loans with similar characteristics are aggregated for purposes of the calculations. Fair value for impaired mortgage loans is the estimated fair value of the underlying collateral.

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

              INVESTMENT CONTRACTS: The fair value for the Company's liabilities under investment type contracts is based on one of two methods. For investment contracts without defined maturities, fair value is the amount payable on demand. For investment contracts with known or determined maturities, fair value is estimated using discounted cash flow analysis. Interest rates used are similar to currently offered contracts with maturities consistent with those remaining for the contracts being valued.

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

              SHORT-TERM BORROWINGS: The carrying amount reported in the consolidated balance sheets for these instruments approximates their fair value.

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

         Carrying amount and estimated fair value of financial instruments subject to disclosure requirements and policy reserves on life insurance contracts were as follows as of December 31:

                                                                    2000                             1999
                                                       -------------------------------  -------------------------------
                                                          Carrying       Estimated         Carrying       Estimated
         (in millions)                                     amount        fair value         amount        fair value
         ==============================================================================================================
         Assets:
           Investments:
             Securities available-for-sale:
               Fixed maturity securities                 $ 15,451.3      $ 15,451.3       $ 15,289.7      $ 15,289.7
               Equity securities                              109.0           109.0             92.9            92.9
             Mortgage loans on real estate, net             6,168.3         6,327.8          5,786.3         5,745.5
             Policy loans                                     562.6           562.6            519.6           519.6
             Short-term investments                           442.6           442.6            416.0           416.0
           Cash                                                18.4            18.4              4.8             4.8
           Assets held in separate accounts                65,897.2        65,897.2         67,135.1        67,135.1

         Liabilities:
           Investment contracts                           (16,815.3)      (15,979.8)       (16,977.7)      (16,428.6)
           Policy reserves on life insurance contracts     (5,368.4)       (5,128.5)        (4,883.9)       (4,607.9)
           Short-term borrowings                             (118.7)         (118.7)             --              --
           Liabilities related to separate accounts       (65,897.2)      (64,237.6)       (67,135.1)      (66,318.7)

         Derivative financial instruments:
           Interest rate swaps hedging assets                  (8.3)           (8.3)             4.3             4.3
           Interest rate swaps hedging liabilities            (26.2)          (32.2)           (11.5)          (24.2)
           Foreign currency swaps                             (24.3)          (30.9)           (11.8)          (11.8)
           Futures contracts                                  (16.0)          (16.0)             1.3             1.3
         --------------------------------------------------------------------------------------------------------------

(9)      RISK DISCLOSURES

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

         INTEREST RATE RISK: The risk that interest rates will change and cause a decrease in the value of an insurer's investments. This change in rates may cause certain interest-sensitive products to become uncompetitive or may cause disintermediation. The Company mitigates this risk by charging fees for non-conformance with certain policy provisions, by offering products that transfer this risk to the purchaser and/or by attempting to match the maturity schedule of its assets with the expected payouts of its liabilities. To the extent that liabilities come due more quickly than assets mature, an insurer could potentially have to borrow funds or sell assets prior to maturity and potentially recognize a gain or loss.

         LEGAL/REGULATORY RISK: The risk that changes in the legal or regulatory environment in which an insurer operates will result in increased competition, reduced demand for a company's products, or create additional expenses not anticipated by the insurer in pricing its products. The Company mitigates this risk by offering a wide range of products and by operating throughout the United States, thus reducing its exposure to any single product or jurisdiction and also by employing underwriting practices which identify and minimize the adverse impact of this risk.

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

         Commitments to fund fixed rate mortgage loans on real estate are agreements to lend to a borrower, and are subject to conditions established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a deposit. Commitments extended by the Company are based on management's case-by-case credit evaluation of the borrower and the borrower's loan collateral. The underlying mortgage property represents the collateral if the commitment is funded. The Company's policy for new mortgage loans on real estate is to lend no more than 75% of collateral value. Should the commitment be funded, the Company's exposure to credit loss in the event of nonperformance by the borrower is represented by the contractual amounts of these commitments less the net realizable value of the collateral. The contractual amounts also represent the cash requirements for all unfunded commitments. Commitments on mortgage loans on real estate of $360.6 million extending into 2001 were outstanding as of December 31, 2000. The Company also had $55.6 million of commitments to purchase fixed maturity securities outstanding as of December 31, 2000.

         Notional amounts of derivative financial instruments, primarily interest rate swaps, interest rate futures contracts and foreign currency swaps, significantly exceed the credit risk associated with these instruments and represent contractual balances on which calculations of amounts to be exchanged are based. Credit exposure is limited to the sum of the aggregate fair value of positions that have become favorable to NLIC, including accrued interest receivable due from counterparties. Potential credit losses are minimized through careful evaluation of counterparty credit standing, selection of counterparties from a limited group of high quality institutions, collateral agreements and other contract provisions. As of December 31, 2000, NLIC's credit risk from these derivative financial instruments was $44.8 million.

         SIGNIFICANT CONCENTRATIONS OF CREDIT RISK: The Company grants mainly commercial mortgage loans on real estate to customers throughout the United States. The Company has a diversified portfolio with no more than 22% (23% in 1999) in any geographic area and no more than 1% (2% in 1999) with any one borrower as of December 31, 2000. As of December 31, 2000, 36% (39% in 1999) of the remaining principal balance of the Company's commercial mortgage loan portfolio financed retail properties.

               NATIONWIDE LIFE INSURANCE COMPANY AND SUBSIDIARIES
       (a wholly owned subsidiary of Nationwide Financial Services, Inc.)

              Notes to Consolidated Financial Statements, Continued


         REINSURANCE: The Company has entered into reinsurance contracts to cede a portion of its individual annuity business to The Franklin Life Insurance Company (Franklin) and beginning in 2000 with Security Benefit Life Insurance Company (SBL). Total recoveries due from Franklin were $97.7 million and $143.6 million as of December 31, 2000 and 1999, respectively, while amounts due from SBL totaled $45.4 million at December 31, 2000. The contracts are immaterial to the Company's results of operations. The ceding of risk does not discharge the original insurer from its primary obligation to the policyholder. Under the terms of the contract, Franklin and SBL have each established a trust as collateral for the recoveries. The trust assets are invested in investment grade securities, the market value of which must at all times be greater than or equal to 102% and 100% of the reinsured reserves for Franklin and SBL, respectively.

(10)     PENSION PLAN AND POSTRETIREMENT BENEFITS OTHER THAN PENSIONS

         The Company is a participant, together with other affiliated companies, in a pension plan covering all employees who have completed at least one year of service and who have met certain age requirements. Plan contributions are invested in a group annuity contract of NLIC. Benefits are based upon the highest average annual salary of a specified number of consecutive years of the last ten years of service. The Company funds pension costs accrued for direct employees plus an allocation of pension costs accrued for employees of affiliates whose work efforts benefit the Company.

         Pension cost (benefit) charged to operations by the Company during the years ended December 31, 2000, 1999 and 1998 were $1.9 million, $(8.3) million and $2.0 million, respectively. The Company has recorded a prepaid pension asset of $13.6 million and $13.3 million as of December 31, 2000 and 1999, respectively.

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

         The Company's accrued postretirement benefit expense as of December 31, 2000 and 1999 was $51.0 million and $49.6 million, respectively and the net periodic postretirement benefit cost (NPPBC) for 2000, 1999 and 1998 was $3.8 million, $4.9 million and $4.1 million, respectively.

               NATIONWIDE LIFE INSURANCE COMPANY AND SUBSIDIARIES
       (a wholly owned subsidiary of Nationwide Financial Services, Inc.)

              Notes to Consolidated Financial Statements, Continued


         Information regarding the funded status of the pension plan as a whole and the postretirement life and health care benefit plan as a whole as of December 31, 2000 and 1999 follows:

                                                                        Pension Benefits          Postretirement Benefits
                                                                   ----------------------------  ---------------------------
         (in millions)                                                   2000         1999            2000          1999
         ===================================================================================================================
         Change in benefit obligation:
         Benefit obligation at beginning of year                     $ 1,811.4     $ 2,185.0      $    239.8    $    270.1
         Service cost                                                     81.4          80.0            12.2          14.2
         Interest cost                                                   125.3         109.9            18.7          17.6
         Actuarial loss (gain)                                            34.8         (95.0)           16.1         (64.4)
         Plan settlement                                                   --         (396.1)            --           --
         Benefits paid                                                   (71.2)        (72.4)          (10.4)        (11.0)
         Acquired companies                                                --            --              --           13.3
         -------------------------------------------------------------------------------------------------------------------
         Benefit obligation at end of year                             1,981.7       1,811.4           276.4         239.8
         -------------------------------------------------------------------------------------------------------------------

         Change in plan assets:
         Fair value of plan assets at beginning of year                2,247.6       2,541.9            91.3          77.9
         Actual return on plan assets                                    140.9         161.8            12.2           3.5
         Employer contribution                                             --           12.4            26.3          20.9
         Plan curtailment in 2000/settlement in 1999                      19.8        (396.1)            --            --
         Benefits paid                                                   (71.2)        (72.4)          (10.4)        (11.0)
         -------------------------------------------------------------------------------------------------------------------
         Fair value of plan assets at end of year                      2,337.1       2,247.6           119.4          91.3
         -------------------------------------------------------------------------------------------------------------------

         Funded status                                                   355.4         436.2          (157.0)       (148.5)
         Unrecognized prior service cost                                  25.0          28.2             --            --
         Unrecognized net gains                                         (311.7)       (402.0)          (34.1)        (46.7)
         Unrecognized net (asset) obligation at transition                (6.4)         (7.7)            1.0           1.1
         -------------------------------------------------------------------------------------------------------------------
         Prepaid (accrued) benefit cost                              $    62.3     $    54.7      $   (190.1)   $   (194.1)
         ===================================================================================================================

         Assumptions used in calculating the funded status of the pension plan and postretirement life and health care benefit plan were as follows:

                                                                       Pension Benefits          Postretirement Benefits
                                                                  ---------------------------   ---------------------------
                                                                      2000          1999            2000          1999
        ===================================================================================================================

        Weighted average discount rate                               6.75%         7.00%             7.50%         7.80%
        Rate of increase in future compensation levels               5.00%         5.25%              --            --
        Assumed health care cost trend rate:
              Initial rate                                             --            --             15.00%        15.00%
              Ultimate rate                                            --            --              5.50%        5.50%
              Uniform declining period                                 --            --             5 Years       5 Years
        -------------------------------------------------------------------------------------------------------------------

               NATIONWIDE LIFE INSURANCE COMPANY AND SUBSIDIARIES
       (a wholly owned subsidiary of Nationwide Financial Services, Inc.)

              Notes to Consolidated Financial Statements, Continued


         The components of net periodic pension cost for the pension plan as a whole for the years ended December 31, 2000, 1999 and 1998 were as follows:

         (in millions)                                                  2000            1999            1998
         =========================================================================================================

         Service cost (benefits earned during the period)              $    81.4        $   80.0        $   87.6
         Interest cost on projected benefit obligation                     125.3           109.9           123.4
         Expected return on plan assets                                   (184.5)         (160.3)         (159.0)
         Recognized gains                                                  (11.8)           (9.1)           (3.8)
         Amortization of prior service cost                                  3.2             3.2             3.2
         Amortization of unrecognized transition obligation (asset)         (1.3)           (1.4)            4.2
         ---------------------------------------------------------------------------------------------------------
                                                                       $    12.3        $   22.3        $   55.6
         =========================================================================================================

         Effective December 31, 1998, Wausau Service Corporation (WSC) ended its affiliation with Nationwide and employees of WSC ended participation in the plan resulting in a curtailment gain of $67.1 million. During 1999, the Plan transferred assets to settle its obligation related to WSC employees, resulting in a gain of $32.9 million. The spin-off of liabilities and assets was completed in the year 2000, resulting in an adjustment to the curtailment gain of $19.8 million.

         Assumptions used in calculating the net periodic pension cost for the pension plan were as follows:

                                                                                    2000          1999          1998
         ================================================================================================================

         Weighted average discount rate                                             7.00%         6.08%         6.00%
         Rate of increase in future compensation levels                             5.25%         4.33%         4.25%
         Expected long-term rate of return on plan assets                           8.25%         7.33%         7.25%
         ----------------------------------------------------------------------------------------------------------------

         The components of NPPBC for the postretirement benefit plan as a whole for the years ended December 31, 2000,
         1999 and 1998 were as follows:


         (in millions)                                                              2000          1999          1998
         ================================================================================================================
         Service cost (benefits attributed to employee service during the year)     $ 12.2        $ 14.2       $   9.8
         Interest cost on accumulated postretirement benefit obligation               18.7          17.6          15.4
         Expected return on plan assets                                               (7.9)         (4.8)         (4.4)
         Amortization of unrecognized transition obligation of affiliates              0.6           0.6           0.2
         Net amortization and deferral                                                (1.3)         (0.5)          0.6
         ----------------------------------------------------------------------------------------------------------------
                                                                                    $ 22.3        $ 27.1        $ 21.6
         ================================================================================================================


         Actuarial assumptions used for the measurement of the NPPBC for the postretirement benefit plan for 2000, 1999 and 1998 were as follows:

                                                                                    2000          1999          1998
         ================================================================================================================

         Discount rate                                                              7.80%         6.65%         6.70%
         Long-term rate of return on plan assets, net of tax in 1999 and 1998       8.30%         7.15%         5.83%
         Assumed health care cost trend rate:
            Initial rate                                                           15.00%        15.00%        12.00%
            Ultimate rate                                                           5.50%         5.50%         6.00%
            Uniform declining period                                               5 Years       5 Years      12 Years
         ----------------------------------------------------------------------------------------------------------------

               NATIONWIDE LIFE INSURANCE COMPANY AND SUBSIDIARIES
       (a wholly owned subsidiary of Nationwide Financial Services, Inc.)

              Notes to Consolidated Financial Statements, Continued



         Because current plan costs are very close to the employer dollar caps, the health care cost trend has an immaterial effect on plan obligations for the postretirement benefit plan as a whole. For this reason, the effect of a one percentage point increase or decrease in the assumed health care cost trend rate on the APBO as of December 31, 2000 and on the NPPBC for the year ended December 31, 2000 was not calculated.

(11) SHAREHOLDER'S EQUITY, REGULATORY RISK-BASED CAPITAL, RETAINED EARNINGS AND DIVIDEND RESTRICTIONS

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

         The statutory capital and surplus of NLIC as of December 31, 2000, 1999 and 1998 was $1.28 billion, $1.35 billion and $1.32 billion, respectively. The statutory net income of NLIC for the years ended December 31, 2000, 1999 and 1998 was $158.7 million, $276.2 million and $171.0 million, respectively.

         The NAIC completed a project to codify statutory accounting principles (Codification), which is effective January 1, 2001 for NLIC and its insurance company subsidiary. The resulting change to NLIC's January 1, 2001 surplus was an increase of approximately $80.0 million. The significant change for NLIC, as a result of Codification, was the recording of deferred taxes, which were not recorded prior to the adoption of Codification.

         The Company is limited in the amount of shareholder dividends it may pay without prior approval by the Department. As of December 31, 2000 no dividends could be paid by NLIC without prior approval.

         In addition, the payment of dividends by NLIC may also be subject to restrictions set forth in the insurance laws of New York that limit the amount of statutory profits on NLIC's participating policies (measured before dividends to policyholders) that can inure to the benefit of the Company and its shareholders.

         The Company currently does not expect such regulatory requirements to impair its ability to pay operating expenses and shareholder dividends in the future.

(12)     TRANSACTIONS WITH AFFILIATES

         During second quarter 1999, the Company entered into a modified coinsurance arrangement to reinsure the 1999 operating results of an affiliated company, Employers Life Insurance Company of Wausau (ELOW) retroactive to January 1, 1999. In September 1999, NFS acquired ELOW for $120.8 million and immediately merged ELOW into NLIC terminating the modified coinsurance arrangement. Because ELOW was an affiliate, the Company accounted for the merger similar to poolings-of-interests; however, prior period financial statements were not restated due to immateriality. The reinsurance and merger combined contributed $1.46 million to net income in 1999.

               NATIONWIDE LIFE INSURANCE COMPANY AND SUBSIDIARIES
       (a wholly owned subsidiary of Nationwide Financial Services, Inc.)

              Notes to Consolidated Financial Statements, Continued


         The Company has a reinsurance agreement with NMIC whereby all of the Company's accident and health business is ceded to NMIC on a modified coinsurance basis. The agreement covers individual accident and health business for all periods presented and group and franchise accident and health business since July 1, 1999. Either party may terminate the agreement on January 1 of any year with prior notice. Prior to July 1, 1999 group and franchise accident and health business and a block of group life insurance policies were ceded to ELOW under a modified coinsurance agreement. Under a modified coinsurance agreement, invested assets are retained by the ceding company and investment earnings are paid to the reinsurer. Under the terms of the Company's agreements, the investment risk associated with changes in interest rates is borne by the reinsurer. Risk of asset default is retained by the Company, although a fee is paid to the Company for the retention of such risk. The ceding of risk does not discharge the original insurer from its primary obligation to the policyholder. The Company believes that the terms of the modified coinsurance agreements are consistent in all material respects with what the Company could have obtained with unaffiliated parties. Revenues ceded to NMIC and ELOW for the years ended December 31, 2000, 1999 and 1998 were $170.1 million, $193.0 million, and $216.9 million, respectively, while benefits, claims and expenses ceded were $168.0 million, $197.3 million and $259.3 million, respectively.

         Pursuant to a cost sharing agreement among NMIC and certain of its direct and indirect subsidiaries, including the Company, NMIC provides certain operational and administrative services, such as sales support, advertising, personnel and general management services, to those subsidiaries. Expenses covered by such agreement are subject to allocation among NMIC and such subsidiaries. Measures used to allocate expenses among companies include individual employee estimates of time spent, special cost studies, salary expense, commission expense and other methods agreed to by the participating companies that are within industry guidelines and practices. In addition, beginning in 1999 Nationwide Services Company, a subsidiary of NMIC, provides computer, telephone, mail, employee benefits administration, and other services to NMIC and certain of its direct and indirect subsidiaries, including the Company, based on specified rates for units of service consumed. For the years ended December 31, 2000, 1999 and 1998, the Company made payments to NMIC and Nationwide Services Company totaling $150.3 million, $124.1 million, and $95.0 million, respectively. The Company does not believe that expenses recognized under these agreements are materially different than expenses that would have been recognized had the Company operated on a stand-alone basis.

         The Company leases office space from NMIC and certain of its subsidiaries. For the years ended December 31, 2000, 1999 and 1998, the Company made lease payments to NMIC and its subsidiaries of $14.1 million, $9.9 million and $8.0 million, respectively.

         The Company also participates in intercompany repurchase agreements with affiliates whereby the seller will transfer securities to the buyer at a stated value. Upon demand or after a stated period, the seller will repurchase the securities at the original sales price plus a price differential. Transactions under the agreements during 2000, 1999 and 1998 were not material. The Company believes that the terms of the repurchase agreements are materially consistent with what the Company could have obtained with unaffiliated parties.

         The Company and various affiliates entered into agreements with Nationwide Cash Management Company (NCMC), an affiliate, under which NCMC acts as a common agent in handling the purchase and sale of short-term securities for the respective accounts of the participants. Amounts on deposit with NCMC were $321.1 million and $411.7 million as of December 31, 2000 and 1999, respectively, and are included in short-term investments on the accompanying consolidated balance sheets.

         Certain annuity products are sold through affiliated companies, which are also subsidiaries of NFS. Total commissions and fees paid to these affiliates for the three years ended December 31, 2000 were $65.0 million, $79.7 million and $74.9 million, respectively.

               NATIONWIDE LIFE INSURANCE COMPANY AND SUBSIDIARIES
       (a wholly owned subsidiary of Nationwide Financial Services, Inc.)

              Notes to Consolidated Financial Statements, Continued


(13)     BANK LINES OF CREDIT

         Also available as a source of funds to the Company is a $1 billion revolving credit facility entered into by NFS, NLIC and NMIC. The facility is comprised of a five year $700 million agreement and a 364 day $300 million agreement with a group of national financial institutions. The facility provides for several and not joint liability with respect to any amount drawn by any party. The facility provides covenants, including, but not limited to, requirements that NLIC maintain statutory surplus in excess of $935 million. The Company had no amounts outstanding under this agreement as of December 31, 2000. Of the total facility, $300 million is designated to back NLIC's $300 million commercial paper program. Therefore, borrowing capacity under this facility would be reduced by the amount of any commercial paper outstanding.

(14)     CONTINGENCIES

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

(15)     SEGMENT INFORMATION

         The Company has redefined its business segments in order to align this disclosure with the way management currently views its core operations. This updated view better reflects the different economics of the Company's various businesses and also aligns well with the current market focus. As a result, the Company now reports three product segments: Individual Annuity, Institutional Products and Life Insurance. In addition, the Company reports certain other revenues and expenses in a Corporate segment. All 1999 and 1998 amounts have been restated to reflect the new business segments.

         The Individual Annuity segment consists of both variable and fixed annuity contracts. Individual annuity contracts provide the customer with tax-deferred accumulation of savings and flexible payout options including lump sum, systematic withdrawal or a stream of payments for life. In addition, variable annuity contracts provide the customer with access to a wide range of investment options and asset protection in the event of an untimely death, while fixed annuity contracts generate a return for the customer at a specified interest rate fixed for a prescribed period. The Company's individual annuity products consist of single premium deferred annuities, flexible premium deferred annuities and single premium immediate annuities.

         The Institutional Products segment is comprised of the Company's group pension and payroll deduction business, both public and private sectors, and medium-term note program. The public sector includes the 457 business in the form of fixed and variable annuities. The private sector includes the 401(k) business generated through fixed and variable annuities.

         The Life Insurance segment consists of insurance products, including universal life insurance, corporate-owned life insurance and bank-owned life insurance products, which provide a death benefit and also allow the customer to build cash value on a tax-advantaged basis.

               NATIONWIDE LIFE INSURANCE COMPANY AND SUBSIDIARIES
       (a wholly owned subsidiary of Nationwide Financial Services, Inc.)

              Notes to Consolidated Financial Statements, Continued


         In addition to the product segments, the Company reports a Corporate segment. The Corporate segment includes net investment income not allocated to the three product segments, certain revenues and expenses of the Company's investment advisory and broker/dealer subsidiary, unallocated expenses and interest expense on short-term borrowings. In addition to these operating revenues and expenses, the Company also reports net realized gains and losses on investments in the Corporate segment.

         The following table summarizes the financial results of the Company's business segments for the years ended December 31, 2000, 1999 and 1998.

                                                          Individual    Institutional      Life
         (in millions)                                      Annuity       Products       Insurance   Corporate     Total
         ===================================================================================================================
         2000:
         Net investment income                            $   483.2     $   827.4     $   289.2    $    55.1     $ 1,654.9
         Other operating revenue                              625.9         251.6         453.9         17.0       1,348.4
         -------------------------------------------------------------------------------------------------------------------
            Total operating revenue(1)                      1,109.1       1,079.0         743.1         72.1       3,003.3
         -------------------------------------------------------------------------------------------------------------------
         Interest credited to policyholder
            account balances                                  396.4         628.8         157.2         --         1,182.4
         Amortization of deferred policy
            acquisition costs                                 238.7          49.2          64.2         --           352.1
         Interest expense on short-term
            borrowings                                         --            --            --            1.3           1.3
         Other benefits and expenses                          192.3         170.3         368.8         33.7         765.1
         -------------------------------------------------------------------------------------------------------------------
            Total expenses                                    827.4         848.3         590.2         35.0       2,300.9
         -------------------------------------------------------------------------------------------------------------------
         Operating income before
            federal income tax                                281.7         230.7         152.9         37.1         702.4
         Realized losses on investments                        --            --            --          (19.4)        (19.4)
         -------------------------------------------------------------------------------------------------------------------
         Income before
            federal income tax                            $   281.7     $   230.7     $   152.9    $    17.7     $   683.0
         ===================================================================================================================

         Assets as of year end                            $45,422.5     $37,217.3     $ 8,103.3    $ 1,824.2     $92,567.3
         -------------------------------------------------------------------------------------------------------------------

         1999:
         Net investment income                            $   458.9     $   771.2     $   253.1    $    37.6     $ 1,520.8
         Other operating revenue                              511.4         211.9         393.0         66.1       1,182.4
         -------------------------------------------------------------------------------------------------------------------
            Total operating revenue(1)                        970.3         983.1         646.1        103.7       2,703.2
         -------------------------------------------------------------------------------------------------------------------
         Interest credited to policyholder
            account balances                                  384.9         580.9         130.5         --         1,096.3
         Amortization of deferred policy
            acquisition costs                                 170.9          41.6          60.1         --           272.6
         Other benefits and expenses                          155.3         142.8         334.7         83.4         716.2
         -------------------------------------------------------------------------------------------------------------------
            Total expenses                                    711.1         765.3         525.3         83.4       2,085.1
         -------------------------------------------------------------------------------------------------------------------
         Operating income before
            federal income tax                                259.2         217.8         120.8         20.3         618.1
         Realized losses on investments                        --            --            --          (11.6)        (11.6)
         -------------------------------------------------------------------------------------------------------------------
         Income before
            federal income tax                            $   259.2     $   217.8     $   120.8    $     8.7     $   606.5
         ===================================================================================================================

         Assets as of year end                            $45,667.8     $39,045.1     $ 6,616.7    $ 1,346.3     $92,675.9
         -------------------------------------------------------------------------------------------------------------------

               NATIONWIDE LIFE INSURANCE COMPANY AND SUBSIDIARIES
       (a wholly owned subsidiary of Nationwide Financial Services, Inc.)

              Notes to Consolidated Financial Statements, Continued


                                                            Individual    Institutional     Life
         (in millions)                                        Annuity        Products     Insurance   Corporate     Total
         ===================================================================================================================
         1998:
         Net investment income                              $   431.7     $   784.7     $   225.6    $    39.6    $ 1,481.6
         Other operating revenue                                412.6         167.8         318.5         66.8        965.7
         -------------------------------------------------------------------------------------------------------------------
            Total operating revenue(1)                          844.3         952.5         544.1        106.4      2,447.3
         -------------------------------------------------------------------------------------------------------------------
         Interest credited to policyholder
            account balances                                    357.9         595.7         115.4         --        1,069.0
         Amortization of deferred policy
            acquisition costs                                   129.2          38.9          46.4         --          214.5
         Other benefits and expenses                            125.7         137.5         293.5         78.4        635.1
         -------------------------------------------------------------------------------------------------------------------
            Total expenses                                      612.8         772.1         455.3         78.4      1,918.6
         -------------------------------------------------------------------------------------------------------------------
         Operating income before federal
             income tax                                         231.5         180.4          88.8         28.0        528.7
         Realized gains on investments                           --            --            --           28.4         28.4
         -------------------------------------------------------------------------------------------------------------------
         Income before
            federal income tax                              $   231.5     $   180.4     $    88.8    $    56.4    $   557.1
         ===================================================================================================================

         Assets as of year end                              $36,641.8     $30,618.4     $ 5,187.6    $ 1,894.3    $74,342.1
         -------------------------------------------------------------------------------------------------------------------

         ----------
         1     Excludes net realized gains and losses on investments.

         The Company has no significant revenue from customers located outside of the United States nor does the Company have any significant long-lived assets located outside the United States.

                                                                     SCHEDULE I

               NATIONWIDE LIFE INSURANCE COMPANY AND SUBSIDIARIES

                      CONSOLIDATED SUMMARY OF INVESTMENTS -
                    OTHER THAN INVESTMENTS IN RELATED PARTIES
                                  (in millions)

                             As of December 31, 2000


------------------------------------------------------------------------   -------------  --------------  ---------------
                             Column A                                        Column B       Column C         Column D
------------------------------------------------------------------------   -------------  --------------  ---------------
                                                                                                            Amount at
                                                                                                           which shown
                                                                                                              in the
                                                                                             Market        consolidated
                        Type of Investment                                     Cost           value       balance sheet
------------------------------------------------------------------------   -------------  --------------  ---------------
Fixed maturity securities available-for-sale:
   Bonds:
          U.S. Government and government agencies and authorities             $  2,996.6     $  3,072.2     $  3,072.2
          States, municipalities and political subdivisions                          8.6            8.8            8.8
          Foreign governments                                                       94.1           95.5           95.5
          Public utilities                                                       1,186.6        1,195.9        1,195.9
          All other corporate                                                   10,959.9       11,070.6       11,070.6
                                                                              ----------     ----------     ----------
              Total fixed maturity securities available-for-sale                15,245.8       15,443.0       15,443.0
                                                                              ----------     ----------     ----------

    Equity securities available-for-sale:
       Common stocks:
          Industrial, miscellaneous and all other                                  103.5          109.0          109.0
       Non-redeemable preferred stock                                               --             --             --
                                                                              ----------     ----------     ----------
              Total equity securities available-for-sale                           103.5          109.0          109.0
                                                                              ----------     ----------     ----------

    Mortgage loans on real estate, net                                           6,214.4                       6,168.3(1)
    Real estate, net:
       Investment properties                                                       255.0                         270.1(2)
       Acquired in satisfaction of debt                                             42.1                          40.6(2)
    Policy loans                                                                   562.6                         562.6
    Other long-term investments                                                     95.1                         101.8(3)
    Short-term investments                                                         442.6                         442.6
                                                                              ----------                    ----------
              Total investments                                               $ 22,961.1                    $ 23,138.0
                                                                              ==========                    ==========

----------
(1) Difference from Column B is primarily due to valuation allowances due to impairments on mortgage loans on real estate and due to accumulated depreciation and valuation allowances due to impairments on real estate. See note 3 to the consolidated financial statements.

(2) Difference from Column B primarily results from undistributed earnings from an unconsolidated real estate subsidiary that is carried on the equity method, offset in part by valuation allowances for accumulated depreciation and valuation allowances due to impairments on real estate. See note 3 to the consolidated financial statements.

(3) Difference from Column B is primarily due to operating gains and/or losses of investments in limited partnerships.



See accompanying independent auditors' report.

                                                                   SCHEDULE III

               NATIONWIDE LIFE INSURANCE COMPANY AND SUBSIDIARIES

                       SUPPLEMENTARY INSURANCE INFORMATION
                                  (in millions)

   As of December 31, 2000, 1999 and 1998 and for each of the years then ended

---------------------------------- ----------------- -------------------- ------------------- ------------------ ---------------
              Column A                  Column B          Column C             Column D           Column E          Column F
---------------------------------- ----------------- -------------------- ------------------- ------------------ ---------------

                                        Deferred        Future policy
                                         policy       benefits, losses,                         Other policy
                                      acquisition        claims and            Unearned          claims and           Premium
              Segment                    costs          loss expenses         premiums(1)     benefits payable(1)     revenue
---------------------------------- ----------------- -------------------- ------------------- ------------------ ---------------

2000: Individual Annuities             $ 1,711.6         $   7,008.8                                              $     52.7
          Institutional Products           293.7            10,944.0                                                     --
          Life Insurance                   877.8             3,995.6                                                   187.3
          Corporate                        (17.5)              235.2                                                     --
                                     --------------- --------------------                                        ---------------
             Total                     $ 2,865.6         $  22,183.6                                              $    240.0
                                     =============== ====================                                        ===============

1999: Individual Annuities             $ 1,525.1         $   7,337.8                                              $     26.8
          Institutional Products           275.2            10,833.4                                                     --
          Life Insurance                   702.9             3,519.9                                                   194.0
          Corporate                         50.9               170.5                                                     --
                                     --------------- --------------------                                        ---------------
             Total                     $ 2,554.1         $  21,861.6                                              $    220.8
                                     =============== ====================                                        ===============

1998: Individual Annuities             $ 1,316.4         $   6,579.0                                              $     23.1
          Institutional Products           248.2             9,792.8                                                     --
          Life Insurance                   574.2             3,225.5                                                   176.9
          Corporate                       (116.6)              169.8                                                     --
                                     --------------- --------------------                                        ---------------
             Total                     $ 2,022.2         $  19,767.1                                              $    200.0
                                     =============== ====================                                        ===============

---------------------------------- ----------------- -------------------- ------------------- ------------------ ---------------
              Column A                  Column G          Column H             Column I           Column J          Column K
---------------------------------- ----------------- -------------------- ------------------- ------------------ ---------------
                                                      Benefits, claims,      Amortization           Other
                                     Net investment      losses and       of deferred policy      operating         Premiums
              Segment                   income(2)    settlement expenses  acquisition costs       expenses(2)       written
---------------------------------------------------- -------------------- ------------------- ------------------ ---------------

2000: Individual Annuities             $   483.2         $     450.4        $    238.7          $    138.3
          Institutional Products           827.4               628.8              49.2               170.3
          Life Insurance                   289.2               344.8              64.2               136.7
          Corporate                         55.1                --                 --                 33.7
                                     --------------- -------------------- ------------------- ------------------
             Total                     $ 1,654.9         $   1,424.0           $ 352.1          $    479.0
                                     =============== ==================== =================== ==================

1999: Individual Annuities             $   458.9         $     408.7        $    170.9          $    131.5
          Institutional Products           771.2               580.9              41.6               142.8
          Life Insurance                   253.1               317.1              60.1               105.7
          Corporate                         37.6                --                 --                 83.4
                                     --------------- -------------------- ------------------- ------------------
             Total                     $ 1,520.8         $   1,306.7        $    272.6          $    463.4
                                     =============== ==================== =================== ==================

1998: Individual Annuities             $   431.7         $     380.4        $    129.2          $    103.2
          Institutional Products           784.7               595.7              38.9               137.5
          Life Insurance                   225.6               268.7              46.4               100.6
          Corporate                         39.6                --                 --                 78.4
                                     --------------- -------------------- ------------------- ------------------
             Total                     $ 1,481.6         $   1,244.8        $    214.5          $    419.7
                                     =============== ==================== =================== ==================

----------
1 Unearned premiums and other policy claims and benefits payable are included in Column C amounts.

2 Allocations of net investment income and certain operating expenses are based on a number of assumptions and estimates, and reported operating results would change by segment if different methods were applied.



See accompanying independent auditors' report.

                                                                     SCHEDULE IV

               NATIONWIDE LIFE INSURANCE COMPANY AND SUBSIDIARIES

                                   REINSURANCE
                                  (in millions)

   As of December 31, 2000, 1999 and 1998 and for each of the years then ended


-----------------------------------------------   ---------------  --------------  -------------   -------------   ------------
                   Column A                          Column B        Column C        Column D        Column E       Column F
-----------------------------------------------   ---------------  --------------  -------------   -------------   ------------
                                                                                                                   Percentage
                                                                     Ceded to        Assumed                        of amount
                                                      Gross            other        from other         Net           assumed
                                                      amount         companies      companies         amount         to net
                                                  ---------------  --------------  -------------   -------------   ------------

2000:
  Life insurance in force                           $ 95,475.2      $ 31,101.6      $  16.4         $ 64,390.0          0.0%
                                                  ===============  ==============  =============   =============   ============

  Premiums:
    Life insurance                                  $    254.6      $     14.8      $   0.2         $    240.0          0.1%
    Accident and health insurance                        150.8           156.8          6.0              --           N/A
                                                  ---------------  --------------  -------------   -------------   ------------
        Total                                       $    405.4      $    171.6      $   6.2         $    240.0          2.6%
                                                  ===============  ==============  =============   =============   ============


1999:
  Life insurance in force                           $ 84,845.3      $ 26,296.5      $  14.9         $ 58,563.7          0.0%
                                                  ===============  ==============  =============   =============   ============

  Premiums:
    Life insurance                                  $    242.2      $     22.6      $   1.2         $    220.8          0.6%

    Accident and health insurance                        134.9           142.8          7.9               --           N/A
                                                  ---------------  --------------  -------------   -------------   ------------
        Total                                       $    377.1      $    165.4      $   9.1         $    220.8          4.2%
                                                  ===============  ==============  =============   =============   ============


1998:
  Life insurance in force                           $ 63,215.9      $ 17,413.4      $  28.0         $ 45,830.5           0.1%
                                                  ===============  ==============  =============   =============   ============

  Premiums:
    Life insurance                                  $    225.4      $     27.4      $   2.0        $     200.0          1.0%
    Accident and health insurance                        169.7           179.4          9.7               --           N/A
                                                  ---------------  --------------  -------------   -------------   ------------
        Total                                       $    395.1      $    206.8      $  11.7        $     200.0          5.8%
                                                  ===============  ==============  =============   =============   ============

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

                                                                      SCHEDULE V

               NATIONWIDE LIFE INSURANCE COMPANY AND SUBSIDIARIES

                        VALUATION AND QUALIFYING ACCOUNTS
                                  (in millions)

                  Years ended December 31, 2000, 1999 and 1998


----------------------------------------------------------------------------------------------------  ----------------------------
                        Column A                            Column B             Column C               Column D      Column E
----------------------------------------------------------------------------------------------------  ----------------------------
                                                           Balance at    Charged to     Charged to                   Balance at
                                                            beginning     costs and       other                        end of
Description                                                 of period     expenses       accounts      Deductions(1)   period
-------------------------------------------------------------------------------------- -------------  ----------------------------
2000:
  Valuation allowances - fixed maturity securities           $   --         $  --          $  --           $  --         $   --
  Valuation allowances - mortgage loans on real estate          44.4           4.1            --              3.2           45.3
  Valuation allowances - real estate                             5.5           0.4            --              0.7            5.2
                                                          ---------------------------- -------------  ----------------------------
      Total                                                  $  49.9        $  4.5         $  --           $  3.9        $  50.5
                                                          ============================ =============  ============================


1999:
  Valuation allowances - fixed maturity securities           $   7.5        $  --          $  --           $  7.5        $   --
  Valuation allowances - mortgage loans on real estate          42.4           0.7             1.3(2)         --            44.4
  Valuation allowances - real estate                             5.4           0.9            --              0.8            5.5
                                                          ---------------------------- -------------  ----------------------------
      Total                                                  $  55.3        $  1.6         $   1.3         $  8.3        $  49.9
                                                          ============================ =============  ============================


1998:
  Valuation allowances - fixed maturity securities           $   --           $ 7.5        $  --           $  --         $   7.5
  Valuation allowances - mortgage loans on real estate          42.5          (0.1)           --              --            42.4
  Valuation allowances - real estate                            11.1          (5.7)           --              --             5.4
                                                          ---------------------------- -------------  ----------------------------
      Total                                                  $  53.6        $  1.7         $  --           $  --         $  55.3
                                                          ============================ =============  ============================

----------
1    Amounts represent direct write-downs charged against the valuation allowance.
2    Allowance on acquired mortgage loans.



See accompanying independent auditors' report.