Form 10-Q
period 2001-03-31
NATIONWIDE LIFE INSURANCE CO
filed 2001-05-11
CIK 205695

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549
                      ------------------------------------


                                    FORM 10-Q


                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2001       COMMISSION FILE NO. 2-28596


                        NATIONWIDE LIFE INSURANCE COMPANY
             (Exact name of registrant as specified in its charter)


            OHIO                                       31-4156830
(State or other jurisdiction )             (I.R.S. Employer Identification No.)
of incorporation or organization

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

   All voting stock was held by affiliates of the Registrant on May 4, 2001.

COMMON STOCK (par value $1 per share) - 3,814,779 shares issued and outstanding as of May 4, 2001 (Title of Class)


THE REGISTRANT MEETS THE CONDITIONS SET FORTH IN GENERAL INSTRUCTION H(1)(a) AND
 (b) OF FORM 10-Q AND IS THEREFORE FILING THIS FORM WITH THE REDUCED DISCLOSURE
                                    FORMAT.

               NATIONWIDE LIFE INSURANCE COMPANY AND SUBSIDIARIES

                                    FORM 10-Q


                                      INDEX



PART I       FINANCIAL INFORMATION

             Item 1      Unaudited Consolidated Financial Statements                                                     3

             Item 2      Management's Narrative Analysis of the Results of Operations                                   13

             Item 3      Quantitative and Qualitative Disclosures About Market Risk                                     23

PART II      OTHER INFORMATION

             Item 1      Legal Proceedings                                                                              23

             Item 2      Changes in Securities                                                                          24

             Item 3      Defaults Upon Senior Securities                                                                24

             Item 4      Submission of Matters to a Vote of Security Holders                                            24

             Item 5      Other Information                                                                              24

             Item 6      Exhibits and Reports on Form 8-K                                                               24

SIGNATURE                                                                                                               25

                         PART I - FINANCIAL INFORMATION

ITEM 1         UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

               NATIONWIDE LIFE INSURANCE COMPANY AND SUBSIDIARIES
       (a wholly owned subsidiary of Nationwide Financial Services, Inc.)


                        Consolidated Statements of Income
                                   (Unaudited)
                                  (in millions)

                                                                                                    THREE MONTHS ENDED
                                                                                                        MARCH 31,
                                                                                               -----------------------------
                                                                                                   2001            2000
============================================================================================================================

REVENUES
  Policy charges                                                                                 $  267.7        $  272.6
  Life insurance premiums                                                                            63.9            66.9
  Net investment income                                                                             422.9           407.6
  Net realized losses on investments, hedging instruments and hedged items                           (3.9)           (3.1)
  Other                                                                                               5.9             5.2
----------------------------------------------------------------------------------------------------------------------------
                                                                                                    756.5           749.2
----------------------------------------------------------------------------------------------------------------------------

BENEFITS AND EXPENSES
  Interest credited to policyholder account balances                                                301.2           294.2
  Other benefits and claims                                                                          65.0            67.3
  Policyholder dividends on participating policies                                                   10.5            12.0
  Amortization of deferred policy acquisition costs                                                  92.9            85.9
  Interest expense on short-term borrowings                                                           2.3             -
  Other operating expenses                                                                          115.6           122.1
----------------------------------------------------------------------------------------------------------------------------
                                                                                                    587.5           581.5
----------------------------------------------------------------------------------------------------------------------------

    Income before federal income tax expense and cumulative effect of adoption
      of accounting principle                                                                       169.0           167.7
Federal income tax expense                                                                           44.6            54.4
----------------------------------------------------------------------------------------------------------------------------
    Income before cumulative effect of adoption of accounting principle                             124.4           113.3
Cumulative effect of adoption of accounting principle, net of tax                                    (4.8)            -
----------------------------------------------------------------------------------------------------------------------------
    Net income                                                                                   $  119.6        $  113.3
============================================================================================================================


See accompanying notes to unaudited consolidated financial statements.

               NATIONWIDE LIFE INSURANCE COMPANY AND SUBSIDIARIES
       (a wholly owned subsidiary of Nationwide Financial Services, Inc.)

                           Consolidated Balance Sheets
                     (in millions, except per share amounts)

                                                                                          (UNAUDITED)
                                                                                            MARCH 31,         DECEMBER 31,
                                                                                               2001               2000
==============================================================================================================================

ASSETS
Investments:
   Securities available-for-sale, at fair value:
      Fixed maturity securities (cost $15,620.3 in 2001; $15,245.8 in 2000)                  $ 16,051.3        $ 15,443.0
      Equity securities (cost $45.0 in 2001; $103.5 in 2000)                                       41.5             109.0
   Mortgage loans on real estate, net                                                           6,349.9           6,168.3
   Real estate, net                                                                               309.3             310.7
   Policy loans                                                                                   572.7             562.6
   Other long-term investments                                                                     91.3             101.8
   Short-term investments                                                                         660.1             442.6
------------------------------------------------------------------------------------------------------------------------------
                                                                                               24,076.1          23,138.0
------------------------------------------------------------------------------------------------------------------------------

Cash                                                                                               24.0              18.4
Accrued investment income                                                                         273.0             251.4
Deferred policy acquisition costs                                                               2,906.2           2,865.6
Other assets                                                                                      520.3             396.7
Assets held in separate accounts                                                               58,645.8          65,897.2
------------------------------------------------------------------------------------------------------------------------------
                                                                                             $ 86,445.4        $ 92,567.3
==============================================================================================================================

LIABILITIES AND SHAREHOLDER'S EQUITY
Future policy benefits and claims                                                            $ 22,596.2        $ 22,183.6
Short-term borrowings                                                                             179.0             118.7
Other liabilities                                                                               1,593.8           1,164.9
Liabilities related to separate accounts                                                       58,645.8          65,897.2
------------------------------------------------------------------------------------------------------------------------------
                                                                                               83,014.8          89,364.4
------------------------------------------------------------------------------------------------------------------------------

Shareholder's equity:
  Capital shares, $1 par value.  Authorized 5.0 million shares, issued and
    outstanding 3.8 million shares                                                                  3.8               3.8
  Additional paid-in capital                                                                      646.1             646.1
  Retained earnings                                                                             2,555.9           2,436.3
  Accumulated other comprehensive income                                                          224.8             116.7
------------------------------------------------------------------------------------------------------------------------------
                                                                                                3,430.6           3,202.9
------------------------------------------------------------------------------------------------------------------------------
                                                                                             $ 86,445.4        $ 92,567.3
==============================================================================================================================


See accompanying notes to unaudited consolidated financial statements.

               NATIONWIDE LIFE INSURANCE COMPANY AND SUBSIDIARIES
       (a wholly owned subsidiary of Nationwide Financial Services, Inc.)

                 Consolidated Statements of Shareholder's Equity
                                   (Unaudited)
                   Three Months Ended March 31, 2001 and 2000
                                  (in millions)

                                                                                                       ACCUMULATED
                                                                           ADDITIONAL                     OTHER             TOTAL
                                                                COMMON      PAID-IN      RETAINED     COMPREHENSIVE   SHAREHOLDER'S
                                                                STOCK       CAPITAL      EARNINGS      INCOME (LOSS)     EQUITY
===================================================================================================================================

Balance as of  January 1, 2000                                 $    3.8     $  766.1     $  2,011.0      $  (15.9)     $  2,765.0

Comprehensive income:
  Net income                                                        -            -            113.3           -             113.3
  Net unrealized losses on securities available-
     for-sale arising during the period, net of tax                 -            -              -            (7.3)           (7.3)
                                                                                                                         --------
Total comprehensive income                                                                                                  106.0
                                                                                                                         --------
Dividends to shareholder                                            -            -            (50.0)          -             (50.0)
-----------------------------------------------------------------------------------------------------------------------------------
Balance as of March 31, 2000                                   $    3.8     $  766.1     $  2,074.3      $  (23.2)     $  2,821.0
-----------------------------------------------------------------------------------------------------------------------------------

BALANCE AS OF JANUARY 1, 2001                                  $    3.8     $  646.1     $  2,436.3      $  116.7      $  3,202.9

Comprehensive income:
  Net income                                                        -            -            119.6           -             119.6
  Net unrealized gains on securities available-
     for-sale arising during the period, net of tax                 -            -              -           103.8           103.8
  Cumulative effect of adoption of accounting
     principle, net of tax                                          -            -              -             3.6             3.6
  Accumulated net gains on cash flow hedges,
     net of tax                                                     -            -              -             0.7             0.7
                                                                                                                         --------
Total comprehensive income                                                                                                  227.7
-----------------------------------------------------------------------------------------------------------------------------------
BALANCE AS OF MARCH 31, 2001                                   $    3.8     $  646.1     $  2,555.9      $  224.8      $  3,430.6
===================================================================================================================================


See accompanying notes to unaudited consolidated financial statements.

               NATIONWIDE LIFE INSURANCE COMPANY AND SUBSIDIARIES
       (a wholly owned subsidiary of Nationwide Financial Services, Inc.)


                      Consolidated Statements of Cash Flows
                                   (Unaudited)
                   Three Months Ended March 31, 2001 and 2000
                                  (in millions)

                                                                                                  2001              2000
  ============================================================================================================================
  CASH FLOWS FROM OPERATING ACTIVITIES
  Net income                                                                                   $    119.6       $    113.3
  Adjustments to reconcile net income to net cash provided by operating activities:
    Interest credited to policyholder account balances                                              301.2            294.2
    Capitalization of deferred policy acquisition costs                                            (198.6)          (189.2)
    Amortization of deferred policy acquisition costs                                                92.9             85.9
    Amortization and depreciation                                                                    (7.5)            (1.4)
    Realized losses on investments, hedging instruments and hedged items                              3.9              3.1
    Cumulative effect of adoption of accounting principle                                             7.4              -
    Increase in accrued investment income                                                           (21.6)            (5.9)
    Decrease (increase) in other assets                                                               0.5            (42.3)
    Increase in policy liabilities                                                                    5.3             61.6
    Increase in other liabilities                                                                   140.8             82.6
    Other, net                                                                                        0.3             (4.5)
  ----------------------------------------------------------------------------------------------------------------------------
      Net cash provided by operating activities                                                     444.2            397.4
  ----------------------------------------------------------------------------------------------------------------------------

  CASH FLOWS FROM INVESTING ACTIVITIES
  Proceeds from maturity of securities available-for-sale                                           907.2            715.5
  Proceeds from sale of securities available-for-sale                                                33.7            258.2
  Proceeds from repayments of mortgage loans on real estate                                         190.9            125.1
  Proceeds from sale of real estate                                                                   0.1              2.1
  Proceeds from repayments of policy loans and sale of other invested assets                         29.3             10.7
  Cost of securities available-for-sale acquired                                                 (1,255.4)          (816.2)
  Cost of mortgage loans on real estate acquired                                                   (354.0)          (216.2)
  Cost of real estate acquired                                                                       (0.1)            (1.5)
  Short-term investments, net                                                                      (217.5)           375.2
  Other, net                                                                                         60.8            (28.3)
  ----------------------------------------------------------------------------------------------------------------------------
      Net cash (used in) provided by investing activities                                          (605.0)           424.6
  ----------------------------------------------------------------------------------------------------------------------------

  CASH FLOWS FROM FINANCING ACTIVITIES
  Net proceeds from issuance of short-term borrowings                                                60.3              -
  Cash dividends paid                                                                                 -             (100.0)
  Increase in investment and universal life insurance product
    account balances                                                                              1,281.6            962.3
  Decrease in investment and universal life insurance product
    account balances                                                                             (1,175.5)        (1,688.1)
  ----------------------------------------------------------------------------------------------------------------------------
      Net cash provided by (used in) financing activities                                           166.4           (825.8)
  ----------------------------------------------------------------------------------------------------------------------------

  Net increase (decrease) in cash                                                                     5.6             (3.8)

  Cash, beginning of period                                                                          18.4              4.8
  ----------------------------------------------------------------------------------------------------------------------------
  Cash, end of period                                                                          $     24.0       $      1.0
  ============================================================================================================================


See accompanying notes to unaudited consolidated financial statements.

               NATIONWIDE LIFE INSURANCE COMPANY AND SUBSIDIARIES
       (a wholly owned subsidiary of Nationwide Financial Services, Inc.)


              Notes to Unaudited Consolidated Financial Statements
                        Three Months Ended March 31, 2001

(1)      Basis of Presentation
         ---------------------

         The accompanying unaudited consolidated financial statements of Nationwide Life Insurance Company and subsidiaries (NLIC or collectively, the Company) have been prepared in accordance with accounting principles generally accepted in the United States of America, which differ from statutory accounting practices prescribed or permitted by regulatory authorities, for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. The financial information included herein reflects all adjustments (all of which are normal and recurring in nature) which are, in the opinion of management, necessary for a fair presentation of financial position and results of operations. Operating results for all periods presented are not necessarily indicative of the results that may be expected for the full year. All significant intercompany balances and transactions have been eliminated. The accompanying unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements and related notes for the year ended December 31, 2000 included in the Company's annual report on Form 10-K.


(2)      New Accounting Principle
         ------------------------

         In June 1998, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 133, Accounting for Derivative Instruments and Hedging Activities (SFAS 133). SFAS 133, as amended by SFAS 137, Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133, and SFAS 138, Accounting for Certain Derivative Instruments and Certain Hedging Activities, was adopted by the Company effective January 1, 2001.

         SFAS 133 establishes accounting and reporting standards for derivative instruments and hedging activities. It requires an entity to recognize all derivatives as either assets or liabilities on the balance sheet and measure those instruments at fair value.

         As of January 1, 2001, the Company had $755.4 million notional amount of freestanding derivatives with a market value of ($7.0) million. All other derivatives qualified for hedge accounting under SFAS 133. The adoption of SFAS 133 resulted in the Company recording a net transition adjustment loss of $4.8 million (net of related income tax of $2.6 million) in net income. In addition, a net transition adjustment loss of $3.6 million (net of related income tax of $2.0 million) was recorded in accumulated other comprehensive income at January 1, 2001. The adoption of SFAS 133 resulted in the Company derecognizing $17.0 million of deferred assets related to hedges, recognizing $10.9 million of additional derivative instrument liabilities and $1.3 million of additional firm commitment assets, while also decreasing hedged future policy benefits by $3.0 million and increasing the carrying amount of hedged investments by $10.6 million. Further, the adoption of SFAS 133 resulted in the Company reporting total derivative instrument assets and liabilities of $44.8 million and $107.1 million, respectively, as of January 1, 2001.

         Also, the Company expects that the adoption of SFAS 133 will increase the volatility of reported earnings and other comprehensive income. The amount of volatility will vary with the level of derivative and hedging activities and fluctuations in market interest rates and foreign currency exchange rates during any period.

(3)      Derivatives
         -----------

         QUALITATIVE DISCLOSURE

         Interest Rate Risk Management

         The Company is exposed to changes in the fair value of fixed rate investments (commercial mortgage loans and corporate bonds) due to changes in interest rates. To manage this risk, the Company enters into various types of derivative instruments to minimize fluctuations in fair values resulting changes in from interest rates. The Company principally uses interest rate swaps and short Eurodollar futures to manage this risk.

               NATIONWIDE LIFE INSURANCE COMPANY AND SUBSIDIARIES
       (a wholly owned subsidiary of Nationwide Financial Services, Inc.)

         Notes to Unaudited Consolidated Financial Statements, Continued

         Under interest rate swaps, the Company receives variable interest rate payments and makes fixed rate payments, thereby creating floating rate investments.

         Short Eurodollar futures change the fixed rate cash flow exposure to variable rate cash flows. With short Eurodollar futures, if interest rates rise (fall), the gains (losses) on the futures adjust the fixed rate income on the investments, thereby creating floating rate investments.

         As a result of entering into commercial mortgage loan and private placement commitments, the Company is exposed to changes in the fair value of the commitment due to changes in interest rates during the commitment period. To manage this risk, the Company enters into short Treasury futures.

         With short Treasury futures, if interest rates rise (fall), the gains (losses) on the futures will offset the change in fair value of the commitment.

         Floating rate investments (commercial mortgage loans and corporate bonds) expose the Company to fluctuations in cash flow and investment income due to changes in interest rates. To manage this risk, the Company enters into receive fixed, pay variable over-the-counter interest rate swaps or long Eurodollar futures strips to convert the variable rate investments to a fixed rate.

         In using interest rate swaps, the Company receives fixed interest rate payments and makes variable rate payments, thereby creating fixed rate assets.

         The long Eurodollar futures change the variable rate cash flow exposure to fixed rate cash flows. With long Eurodollar futures, if interest rates rise (fall), the losses (gains) on the futures are used to reduce the variable rate income on the investments, thereby creating fixed rate investments.

         Foreign Currency Risk Management

         In conjunction with the Company's medium-term note programs, the Company issues both fixed and variable rate liabilities denominated in foreign currencies. The Company is exposed to changes in fair value of the liabilities due to changes in foreign currency exchange rates and interest rates. To manage this risk, the Company enters into cross-currency interest rate swaps to convert these liabilities to a variable US dollar rate.

         For a fixed rate liability, the cross-currency interest rate swap is structured to receive a fixed rate, in the foreign currency, and pay a variable US dollar rate, generally 3-month libor. For a variable rate liability, the cross-currency interest rate swap is structured to receive a variable rate, in the foreign currency, and pay a variable US dollar rate, generally 3-month libor.

         The Company is exposed to changes in fair value of fixed rate investments denominated in a foreign currency due to changes in foreign currency exchange rates and interest rates. To manage this risk, the Company uses cross-currency interest rate swaps to convert these assets to variable US dollar rate instruments.

         Cross-currency interest rate swaps are structured to pay a fixed rate, in the foreign currency, and receive a variable US dollar rate, generally 3-month libor.

         Non-Hedging Derivatives

         The Company may enter into over-the-counter basis swaps (receive one variable rate, pay another variable rate) to change the rate characteristics of a specific investment to better match the variable rate paid on a liability. While the pay-side terms of the basis swap will line up with the terms of the asset, the Company may not be able to match the receive-side terms of the derivative to a specific liability; therefore, basis swaps may not receive hedge accounting treatment.

               NATIONWIDE LIFE INSURANCE COMPANY AND SUBSIDIARIES
       (a wholly owned subsidiary of Nationwide Financial Services, Inc.)

         Notes to Unaudited Consolidated Financial Statements, Continued


         QUANTITATIVE DISCLOSURE

         Fair Value Hedges

         Changes in the fair value of derivative instruments designated as fair value hedges, and the corresponding changes in the fair value of the hedged asset or liability, attributable to the risk being hedged, are included in net realized losses on investments, hedging instruments and hedged items in the consolidated statements of income. Amounts receivable or payable under interest rate swaps are recognized as an adjustment to net investment income or interest credited to policyholder account balances consistent with the nature of the hedged item.

         During the quarter ended March 31, 2001, a loss of $1.7 million was recognized in net realized losses on investments, hedging instruments and hedged items. This represents the ineffective portion of the fair value hedging relationships. There were no gains or losses attributable to the portion of the derivative instrument's change in value excluded from the assessment of hedge effectiveness. There were also no gains or losses recognized in earnings as a result of hedged firm commitments no longer qualifying as fair value hedges.

         Cash Flow Hedges

         Changes in the fair value of derivative instruments designated as cash flow hedges are reported in accumulated other comprehensive income
         (AOCI). Amounts receivable or payable under interest rate swaps are recognized as an adjustment to net investment income or interest credited to policyholder account balances consistent with the nature of the hedged item. In the event that a derivative instrument was liquidated and the hedged item remained on the books, the gain or loss on the derivative would be reclassified out of AOCI over the life of the underlying asset. The Company is not anticipating any reclassification out of AOCI over the next 12-month period.

         Net realized losses on investments, hedging instruments and hedged items include less than $0.1 million of net gains for the quarter ended March 31, 2001 representing the ineffective portion of the cash flow hedging relationships. There were no gains or losses attributable to the portion of the derivative instruments' change in value excluded from the assessment of hedge effectiveness.

         Other Derivative Instruments, Including Embedded Derivatives

         Net realized losses on investments for the quarter ended March 31, 2001 include a loss of $0.5 million, related to other derivative instruments, including embedded derivatives. A $38.0 million loss was recorded in the quarter ended March 31, 2001 on the change in value of cross-currency interest rate swaps hedging variable rate medium term notes denominated in foreign currencies. An offsetting gain of $37.2 million was recorded to reflect the change in spot rates during the quarter on these variable rate liabilities. Additional gains of $0.3 million were also recorded related to other derivative instruments not receiving hedge accounting treatment and embedded derivatives.

               NATIONWIDE LIFE INSURANCE COMPANY AND SUBSIDIARIES
       (a wholly owned subsidiary of Nationwide Financial Services, Inc.)

         Notes to Unaudited Consolidated Financial Statements, Continued


(4)      Comprehensive Income (Loss)
         ---------------------------

         Comprehensive income (loss) includes net income as well as certain items that are reported directly within a separate component of shareholders' equity that bypass net income. Other comprehensive income
         (loss) is comprised of unrealized gains (losses) on securities available-for-sale and accumulated net gains on cash flow hedges. The related before and after federal income tax amounts are as follows:

                                                                                            THREE MONTHS ENDED
                                                                                                MARCH 31,
                                                                                      -------------------------------
           (in millions)                                                                   2001            2000
           ==========================================================================================================

           Unrealized gains (losses) on securities available-for- sale arising during the period:
                Gross                                                                 $     220.6     $     (32.8)
                Adjustment to deferred policy acquisition costs                             (65.1)           20.6
                Related federal income tax (expense) benefit                                (54.4)            4.3
           ----------------------------------------------------------------------------------------------------------
                     Net                                                                    101.1            (7.9)
           ----------------------------------------------------------------------------------------------------------
           Reclassification adjustment for net losses on securities
              available-for-sale realized during the period:
                Gross                                                                         4.2             0.9
                Related federal income tax benefit                                           (1.5)           (0.3)
           ----------------------------------------------------------------------------------------------------------
                     Net                                                                      2.7             0.6
           ----------------------------------------------------------------------------------------------------------

           Other comprehensive income (loss) on securities available-for-sale               103.8            (7.3)
           ----------------------------------------------------------------------------------------------------------

           Accumulated net gains on cash flow hedges:
                 Transition adjustment                                                        5.6             -
                 Gross                                                                        1.1             -
                 Related federal income tax expense                                          (2.4)            -
           ----------------------------------------------------------------------------------------------------------
                      Other comprehensive income on cash flow hedges                          4.3             -
           ----------------------------------------------------------------------------------------------------------

           Total other comprehensive income (loss)                                    $      108.1    $      (7.3)
           ==========================================================================================================


(5)      Segment Disclosures
         -------------------

         The Company uses differences in products as the basis for defining its reportable segments. The Company reports three product segments:
         Individual Annuity, Institutional Products and Life Insurance.

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

         The Institutional Products segment is comprised of the Company's group pension and payroll deduction business, both public and private sectors, and medium-term note programs. The public sector includes the 457 business in the form of fixed and variable annuities. The private sector includes the 401(k) business generated through fixed and variable annuities.

               NATIONWIDE LIFE INSURANCE COMPANY AND SUBSIDIARIES
       (a wholly owned subsidiary of Nationwide Financial Services, Inc.)

         Notes to Unaudited Consolidated Financial Statements, Continued


         The Life Insurance segment consists of insurance products, including universal life insurance, corporate-owned life insurance (COLI) and bank-owned life insurance (BOLI) products, which provide a death benefit and also allow the customer to build cash value on a tax-advantaged basis.

         In addition to the product segments, the Company reports a Corporate segment. The Corporate segment includes net investment income not allocated to the three product segments, certain revenues and expenses of the Company's broker/dealer subsidiary, unallocated expenses and interest expense on short-term borrowings. In addition to these operating revenues and expenses, the Company also reports net realized gains and losses on investments, hedging instruments and hedged items in the Corporate segment.

         The following table summarizes the financial results of the Company's business segments for the three months ended March 31, 2001 and 2000.

                                                Individual    Institutional        Life
         (in millions)                           Annuity         Products       Insurance       Corporate        Total
         ===================================================================================================================

         2001
         Net investment income                $      124.4    $      211.7    $       79.9    $        6.9   $      422.9
         Other operating revenue                     144.0            57.0           130.6             5.9          337.5
         -------------------------------------------------------------------------------------------------------------------
            Total operating revenue(1)               268.4           268.7           210.5            12.8          760.4
         -------------------------------------------------------------------------------------------------------------------
         Interest credited to policyholder
             account balances                        100.3           158.1            42.8             -            301.2
         Amortization of deferred policy
             acquisition costs                        56.4            12.8            23.7             -             92.9
         Interest expense on short-term
             borrowings                                -               -               -               2.3            2.3
         Other benefits and expenses                  49.2            42.7            94.3             4.9          191.1
         -------------------------------------------------------------------------------------------------------------------
            Total expenses                           205.9           213.6           160.8             7.2          587.5
         -------------------------------------------------------------------------------------------------------------------
         Operating income before federal
            income tax expense(1)                     62.5            55.1            49.7             5.6          172.9
         Net realized losses on investments,
            hedging instruments and hedged
            items                                      -               -               -              (3.9)          (3.9)
         -------------------------------------------------------------------------------------------------------------------
         Income before federal income tax
            expense and cumulative effect of
            adoption of accounting principle  $       62.5    $       55.1    $       49.7    $        1.7   $      169.0
         ===================================================================================================================

         Assets as of period end              $   41,748.1    $   34,062.1    $    8,285.1    $    2,350.1   $   86,445.4
         ===================================================================================================================

               NATIONWIDE LIFE INSURANCE COMPANY AND SUBSIDIARIES
       (a wholly owned subsidiary of Nationwide Financial Services, Inc.)

         Notes to Unaudited Consolidated Financial Statements, Continued

                                                Individual    Institutional        Life
         (in millions)                           Annuity         Products       Insurance       Corporate        Total
         ===================================================================================================================
         2000
         Net investment income                   $   123.3      $    206.7       $    65.8       $    11.8      $   407.6
         Other operating revenue                     163.4            62.3           113.8             5.2          344.7
         -------------------------------------------------------------------------------------------------------------------
             Total operating revenue(1)              286.7           269.0           179.6            17.0          752.3
         -------------------------------------------------------------------------------------------------------------------
         Interest credited to policyholder
             account balances                        101.6           159.2            33.4             -            294.2
         Amortization of deferred policy
             acquisition costs                        56.7            12.3            16.9             -             85.9
         Other benefits and expenses                  56.7            38.3            96.0            10.4          201.4
         -------------------------------------------------------------------------------------------------------------------
              Total expenses                         215.0           209.8           146.3            10.4          581.5
         -------------------------------------------------------------------------------------------------------------------
         Operating income before federal
            income tax expense(1)                     71.7            59.2            33.3             6.6          170.8
         Net realized losses on investments,
            hedging instruments and hedged
            items                                      -               -               -              (3.1)          (3.1)
         -------------------------------------------------------------------------------------------------------------------
         Income before federal income tax
            expense and cumulative effect of
            adoption of accounting principle     $    71.7      $     59.2   $   $    33.3       $     3.5      $   167.7
         ===================================================================================================================

         Assets as of period end                 $47,598.5      $ 40,827.9       $ 7,069.8       $ 1,392.2      $96,888.4
         ===================================================================================================================


         ----------
         (1) Excludes net realized gains and losses on investments, hedging instruments and hedged items.

(6)      Contingencies
         -------------

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

              RESULTS OF OPERATIONS

              In addition to net income, the Company reports net operating income, which excludes net realized gains and losses on investments, hedging instruments and hedged items and cumulative effect of adoption of accounting principle. Net operating income is commonly used in the insurance industry as a measure of on-going earnings performance.

              The following table reconciles the Company's reported net income to net operating income for the first quarter of 2001 and 2000.

                                                                                               THREE MONTHS ENDED
                                                                                                   MARCH 31,
                                                                                         -------------------------------
              (in millions)                                                                   2001            2000
              ==========================================================================================================

              Net income                                                                 $     119.6     $     113.3
              Net realized losses on investments, hedging instruments and hedged items,
                 net of tax                                                                      2.5             2.0
              Cumulative effect of adoption of accounting principle, net of tax                  4.8             -
              ----------------------------------------------------------------------------------------------------------
                Net operating income                                                     $     126.9     $     115.3
              ==========================================================================================================

              Revenues

              Total revenues for the first quarter of 2001, excluding net realized gains and losses on investments, hedging instruments and hedged items increased to $760.4 million compared to $752.3 million for the same period in 2000.

              Policy charges include asset fees, which are primarily earned from separate account assets generated from sales of individual and group variable annuities and investment life insurance products; cost of insurance charges earned on universal life insurance products; administration fees, which include fees charged per contract on a variety of the Company's products and premium loads on universal life insurance products; and surrender fees, which are charged as a percentage of premiums withdrawn during a specified period of annuity and certain life insurance contracts. Policy charges for the first quarter of 2001 and 2000 were as follows:

                                                                                               THREE MONTHS ENDED
                                                                                                   MARCH 31,
                                                                                         -------------------------------
              (in millions)                                                                   2001            2000
              ==========================================================================================================

              Asset fees                                                                 $    159.5      $    175.9
              Cost of insurance charges                                                        46.6            35.1
              Administrative fees                                                              41.3            36.7
              Surrender fees                                                                   20.3            24.9
              ----------------------------------------------------------------------------------------------------------
                 Total policy charges                                                    $    267.7      $    272.6
              ==========================================================================================================

              The decline in asset fees reflects a decrease in total average separate account assets of $7.12 billion (10%) in first quarter 2001 compared to a year ago. Market depreciation on variable annuity and investment life insurance products, partially offset by net flows into these products, have resulted in the decrease in average separate account balances.

              Cost of insurance charges are assessed on the net amount at risk on universal life insurance policies. The net amount at risk is equal to a policy's death benefit minus the related policyholder account value. The amount charged is based on the insured's age and other underwriting factors. The increase in cost of insurance charges is due primarily to growth in the net amount at risk related to individual investment life insurance reflecting expanded distribution and increased acceptance by producers and consumers. The net amount at risk related to individual investment life insurance grew to $25.28 billion as of March 31, 2001 compared to $21.10 billion a year ago.

              The growth in administrative fees is attributable to a significant increase in premiums on individual investment life policies and certain corporate-owned life policies where the Company collects a premium load. Surrender charges decreased as a result of continued improvement in customer retention in the Individual Annuity segment.

              Net investment income includes the investment income earned on investments supporting fixed annuities and certain life insurance products as well as the yield on the Company's general account invested assets which are not allocated to product segments, net of related investment expenses. General account assets supporting insurance products are closely correlated to the underlying reserves on these products. Net investment income grew from $407.6 million in the first quarter of 2000 to $422.9 million in the first quarter of 2001 primarily due to increased invested assets to support growth in individual fixed annuity, institutional products and life insurance policy reserves. General account reserves supporting these products increased $1.11 billion to $22.60 billion as of the end of first quarter 2001 compared to $21.49 billion a year ago.

              Realized gains and losses on investments are not considered by the Company to be recurring components of earnings. The Company makes decisions concerning the sale of invested assets based on a variety of market, business, tax and other factors. In addition, included in this caption are changes in the fair value of items qualifying as fair value hedges, the related hedged items and the ineffective portion of cash flow hedges, all of which are not considered recurring components of earnings.

              Other income includes fees earned by the Company's broker/dealers as well as commissions and other income for marketing, distribution and administration services.

              Benefits and Expenses

              Interest credited to policyholder account balances totaled $301.2 million in first quarter 2001 compared to $294.2 million in first quarter 2000 and principally relates to fixed annuities, both individual and institutional, and investment life insurance products. The growth in interest credited reflects the increase in COLI policy reserves.

              The growth in amortization of deferred policy acquisition costs
              (DAC), which totaled $92.9 million and $85.9 million in the first quarter of 2001 and 2000, respectively, is principally due to the Life Insurance segment as a result of growth in the number of policies in-force in first quarter 2001.

              Operating expenses were $115.6 million in first quarter 2001, a 5% decrease from first quarter 2000 operating expenses of $122.1 million. The decrease reflects the Company's commitment to aggressive expense management in response to volatile equity markets.

              Federal income tax expense was $42.0 million and $54.4 million for the first quarter of 2001 and 2000, respectively. These amounts represent effective tax rates of 26.0% for the first quarter of 2001 and 32.4% in 2000. An increase in tax exempt income and investment tax credits resulted in the decrease in the effective rate.

              Recently Issued Accounting Pronouncements

              See note 2 to the unaudited consolidated financial statements for a discussion of recently issued accounting pronouncements.

              Sales Information

              Sales are comprised of annuities, pension plans and life insurance products sold to a wide variety of customer bases.

              Sales are stated net of internal replacements, which in the Company's opinion provides a more meaningful disclosure of sales. In addition, sales exclude: funding agreements issued to secure notes issued to foreign and domestic investors through an unrelated third party trust under the Company's two medium-term note programs; BOLI; large case pension plan acquisitions; and deposits into Nationwide employee and agent benefit plans. Although these products contribute to asset and earnings growth, they do not produce steady production flow that lends itself to meaningful comparisons and are therefore excluded from sales.

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

              Sales by distribution channel for the first quarter of 2001 and 2000, are summarized as follows:

              (in millions)                                                                   2001            2000
              ==========================================================================================================

              Independent broker/dealers                                                 $    1,192.7    $   1,550.8
              Brokerage firms                                                                   339.3          308.0
              Financial institutions                                                            722.4          644.4
              Pension plan administrators                                                       302.8          332.1
              Life insurance specialists                                                        377.8          230.0
              Nationwide agents                                                                 168.8          211.3
              Nationwide Retirement Solutions                                                   432.3          774.8
              ----------------------------------------------------------------------------------------------------------

              The decrease in sales in the independent broker/dealer channel reflects lower demand for variable annuities due to volatile equity markets, and a shift in private sector pension plan sales from group annuities issued by the Company to trust products issued by an affiliate, Nationwide Trust Company.

              Sales through financial institutions grew 14% in first quarter 2001 compared to a year ago, driven mainly by the appointment of new distributors in the bank channel and increased fixed annuity sales.

              The increase in sales through life insurance specialists reflects increased sales of COLI products. For the second consecutive year, NLIC is a market leader in COLI sales, with a focus on mid-sized cases.

              Lower sales through Nationwide Retirement Solutions reflects the Company's exit from the teacher market in early 2000, the impact of previously lost cases on recurring deposits, and a shift in public sector pension sales from group annuities issued by the Company to administration only services provided by affiliates.

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

              Sales by product and segment for the first quarter of 2001 and 2000 are summarized as follows.

              (in millions)                                                                   2001            2000
              ==========================================================================================================

              The BEST of AMERICA products                                               $  1,025.6      $  1,303.9
              Private label annuities                                                         221.5           273.9
              Other                                                                             2.5            32.4
              -------------------------------------------------------------------------------------------------------
                Total individual variable annuity sales                                     1,249.6         1,610.2
              -------------------------------------------------------------------------------------------------------

              Deferred fixed annuities                                                        316.2            85.1
              Immediate fixed annuities                                                        39.1            39.1
              -------------------------------------------------------------------------------------------------------
                Total individual fixed annuity sales                                          355.3           124.2
              -------------------------------------------------------------------------------------------------------
                  Total individual annuity sales                                         $  1,604.9      $  1,734.4
              =======================================================================================================

              The BEST of AMERICA products                                               $    938.0      $  1,198.6
              Other                                                                            13.9            16.1
              -------------------------------------------------------------------------------------------------------
                Total private sector pension plan sales                                       951.9         1,214.7
              -------------------------------------------------------------------------------------------------------

                Total public sector pension plan sales - IRC Section 457 annuities            402.1           691.6
              -------------------------------------------------------------------------------------------------------
                   Total institutional products sales                                    $  1,354.0      $  1,906.3
              =======================================================================================================

              The BEST of AMERICA variable life series                                   $    140.6      $    125.3
              Corporate-owned life insurance                                                  377.8           228.5
              Traditional/Universal life insurance                                             58.8            56.9
              -------------------------------------------------------------------------------------------------------
                Total life insurance sales                                               $    577.2      $    410.7
              =======================================================================================================

              BUSINESS SEGMENTS

              The Company reports three product segments: Individual Annuity, Institutional Products and Life Insurance. In addition, the Company reports certain other revenues and expenses in a Corporate segment.

              The following table summarizes operating income before federal income tax expense for the Company's business segments for the first quarter of 2001 and 2000.

                                                                                               THREE MONTHS ENDED
                                                                                                   MARCH 31,
                                                                                         -------------------------------
              (in millions)                                                                   2001            2000
              ==========================================================================================================

              Individual Annuity                                                         $       62.5    $       71.7
              Institutional Products                                                             55.1            59.2
              Life Insurance                                                                     49.7            33.3
              Corporate                                                                           5.6             6.6
              ----------------------------------------------------------------------------------------------------------
                Operating income before federal income tax expense                       $      172.9    $      170.8
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

              The following table summarizes certain selected financial data for the Company's Individual Annuity segment for the periods indicated.


                                                                                               THREE MONTHS ENDED
                                                                                                   MARCH 31,
                                                                                         ----------------------------
              (in millions)                                                                   2001            2000
              =======================================================================================================

              INCOME STATEMENT DATA
              Revenues:
                Policy charges                                                           $    128.0      $     145.8
                Net investment income                                                         124.4            123.3
                Premiums on immediate annuities                                                16.0             17.6
              -------------------------------------------------------------------------------------------------------
                                                                                              268.4            286.7
              -------------------------------------------------------------------------------------------------------

              Benefits and expenses:
               Interest credited to policyholder account balances                             100.3            101.6
               Other benefits                                                                  15.7             16.8
               Amortization of deferred policy acquisition costs                               56.4             56.7
               Other operating expenses                                                        33.5             39.9
              -------------------------------------------------------------------------------------------------------
                                                                                              205.9            215.0
              -------------------------------------------------------------------------------------------------------
              Operating income before federal income tax expense                         $     62.5      $      71.7
              =======================================================================================================

              OTHER DATA
              Sales:
                Individual variable annuities                                            $  1,249.6      $   1,610.2
                Individual fixed annuities                                                    355.3            124.2
              -------------------------------------------------------------------------------------------------------
                 Total individual annuity sales                                          $  1,604.9      $   1,734.4
              =======================================================================================================

              Average account balances:
                General account                                                          $  6,914.4      $   7,072.4
                Separate account                                                           35,225.4         37,421.4
              -------------------------------------------------------------------------------------------------------
                  Total average account balances                                         $ 42,139.8      $  44,493.8
              =======================================================================================================

              Account balances as of period end:
                Individual variable annuities                                            $ 35,625.0      $  42,182.0
                Individual fixed annuities                                                  4,223.7          3,701.7
              -------------------------------------------------------------------------------------------------------
                 Total account balances                                                  $ 39,848.7      $  45,883.7
              =======================================================================================================

              Return on average equity                                                         16.6%            20.3%
              Pre-tax operating income to average account balances                             0.59%            0.64%
              -------------------------------------------------------------------------------------------------------

              Pre-tax operating earnings totaled $62.5 million in first quarter 2001, down 13% compared to a year ago. The decrease in earnings is primarily a result of lower asset and surrender fees, partially offset by lower operating expenses.

              Asset fees decreased to $108.2 million in the first quarter of 2001, down 8% from $117.2 million in the same period a year ago. Asset fees are calculated daily and charged as a percentage of separate account assets. The decrease in asset fees is due to market depreciation on investments underlying reserves. Average separate account assets decreased 6% to $35.23 billion as of March 31, 2001 compared to $37.42 billion a year ago.

              Surrender fees decreased by $7.9 million to $15.2 million in the first quarter of 2001. Fueling this decrease was the improvement in variable annuity lapse rates over the first quarter of 2000, which totaled 10.3%, excluding internal replacements, in the first quarter of 2001, 220 basis points better than a year ago.

              Operating expenses were $33.5 million in first quarter 2001, a decrease of 16% over first quarter 2000, reflecting management's focus on expense management in response to depressed equity markets.

              The following table depicts the interest spread on average general account reserves in the Individual Annuity segment for the periods indicated.

                                                                                                THREE MONTHS ENDED
                                                                                                     MARCH 31,
                                                                                         -------------------------------
                                                                                              2001            2000
              ==========================================================================================================

              Net investment income                                                             7.90%           7.87%
              Interest credited                                                                 5.80            5.74
              ----------------------------------------------------------------------------------------------------------
                   Interest spread                                                              2.10%           2.13%
              ==========================================================================================================

              The Company experienced an increase in mortgage loan and bond prepayment fees and such income accounted for approximately 8 basis points of the interest spread in first quarter 2001 compared to no basis points in the same period a year ago. The Company anticipates interest spreads over the next several quarters to range between 195 and 200 basis points, excluding the impact of mortgage loan and bond prepayment income.

              Led by variable product deposits of $1.48 billion and withdrawals and surrenders of $1.20 billion, Individual Annuity segment deposits in first quarter 2001 of $1.83 billion offset by withdrawals and surrenders totaling $1.29 billion generated net flows of $540.8 million compared to the $292.5 million achieved a year ago. Despite the competitive nature of the individual annuity market, the Company has demonstrated the ability to generate positive net flows by leveraging its broad distribution network and innovative product development resources.

              Changes in the Company's products, including the introduction of new products with reduced policy charges have slightly decreased the ratio of asset fees to average separate account assets within the segment. This ratio was 1.23% as of March 31, 2001 compared to 1.25% a year ago.

              The decrease in pre-tax operating income to average assets in 2001 and 2000 is primarily driven by the mix of products and producer compensation arrangements. Increased sales of products with lower policy charges and increased sales of trail commission individual variable annuities are impacting margins, as measured by return on average account balances.

              Individual Annuity sales, which exclude internal replacements, during first quarter 2001 were $1.60 billion, down from $1.73 billion in the year ago quarter. Sales of fixed annuities nearly tripled to $316.2 million in first quarter 2001 compared to $85.1 million in first quarter 2000, offsetting the decline in variable annuity sales.

              Institutional Products

              The Institutional Products segment is comprised of the Company's group pension and payroll deduction business, both public and private sectors, and medium-term note programs. The public sector includes the 457 business in the form of fixed and variable annuities. The private sector includes the 401(k) business generated through fixed and variable annuities. The sales figures do not include business generated through the Company's two medium-term note programs, large case pension plan acquisitions and Nationwide employee and agent benefit plans, however the income statement data does reflect this business.

              The following table summarizes certain selected financial data for the Company's Institutional Products segment for the periods indicated.

                                                                                              THREE MONTHS ENDED
                                                                                                  MARCH 31,
                                                                                         ------------------------------
              (in millions)                                                                  2001            2000
              =========================================================================================================

              INCOME STATEMENT DATA
              Revenues:
                Asset fees                                                                  $     47.3       $    55.0
                Net investment income                                                            211.7           206.7
                Other                                                                              9.7             7.3
              ---------------------------------------------------------------------------------------------------------
                                                                                                 268.7           269.0
              ---------------------------------------------------------------------------------------------------------

              Benefits and expenses:
                Interest credited to policyholder account balances                               158.1           159.2
                Other benefits and expenses                                                       55.5            50.6
              ---------------------------------------------------------------------------------------------------------
                                                                                                 213.6           209.8
              ---------------------------------------------------------------------------------------------------------
                  Operating income before federal income tax expense                        $     55.1       $    59.2
              =========================================================================================================

              OTHER DATA
              Sales:
                Private sector pension plans                                                $    951.9       $ 1,214.7
                Public sector pension plans                                                      402.1           691.6
              ---------------------------------------------------------------------------------------------------------
                  Total institutional products sales                                        $  1,354.0       $ 1,906.3
              =========================================================================================================

              Average account balances:
                General account                                                             $ 11,008.6       $10,707.4
                Separate account                                                              24,625.6        27,777.1
              ---------------------------------------------------------------------------------------------------------
                  Total average account balances                                            $ 35,634.2       $38,484.5
              =========================================================================================================

              Account balances as of period end:
                Private sector pension plans                                                $ 16,194.0       $20,212.5
                Public sector pension plans                                                   15,637.6        19,628.0
                Medium-term note programs                                                      1,931.9           704.0
              ---------------------------------------------------------------------------------------------------------
                  Total account balances                                                    $ 33,763.5       $40,544.5
              =========================================================================================================

              Return on average equity                                                            22.7%           24.7%
              Pre-tax operating income to average account balances                                0.62%           0.62%
              ---------------------------------------------------------------------------------------------------------

              Institutional Products segment results reflect a slight increase in interest spread income attributable to growth in average general account assets. Interest spread is the differential between net investment income and interest credited to policyholder account balances. Interest spreads vary depending on crediting rates offered by competitors, performance of the investment portfolio, including the rate of prepayments, changes in market interest rates and other factors.

              The following table depicts the interest spread on general account reserves in the Institutional Products segment for the periods indicated.

                                                                                               THREE MONTHS ENDED
                                                                                                   MARCH 31,
                                                                                              2001            2000
              ==========================================================================================================

              Net investment income                                                             7.69%           7.72%
              Interest credited                                                                 5.74%           5.95%
              ----------------------------------------------------------------------------------------------------------
                 Interest spread                                                                1.95%           1.77%
              ==========================================================================================================

              The Company experienced an increase in mortgage loan and bond prepayment fees and such income accounted for approximately 15 basis points of the interest spread in first quarter 2001 compared to no basis points in the same period a year ago. The Company anticipates interest spreads over the next several quarters to range between 175 and 180 basis points, excluding the impact of mortgage loan and bond prepayment income.

              Asset fees declined 14% to $47.3 million in the quarter ended March 31, 2001 compared to a year ago. The decline was driven by an 11% drop in average separate account assets in the quarter compared to a year ago.

              Net investment income increased 2% to $211.7 million in the first quarter of 2001 compared to a year ago. Driving this increase was a 3% increase in the average general account balance in the quarter compared to a year ago and the increase in mortgage loan and bond prepayment income.

              Interest credited and other benefits and expenses in first quarter 2001 were flat compared to a year ago.

              Institutional Products segment deposits in first quarter 2001 of $1.39 billion, offset by participant withdrawals and surrenders totaling $1.29 billion, generated net flows from participant activity of $102.3 million, a 65% decrease over first quarter 2000 net flows of $290.3 million.

              Changes in the Company's products, including the introduction of new institutional products with reduced policy charges, and the mix of business have slightly decreased the ratio of asset fees to average separate account assets within the segment. This ratio was 0.77% in first quarter 2001 compared to 0.79% in first quarter 2000.

              Institutional Products sales during first quarter 2001 reached $1.35 billion compared to sales of $1.91 billion in first quarter 2000. In the private sector, while the Company sold a record number of plans in the first quarter 2001, sales declined compared to a year ago due to the weak equity markets which reduced the average plan size of take-over cases. In the public sector, sales declined from a year ago reflecting the impact of previously lost cases on recurring deposits.

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

                                                                                               THREE MONTHS ENDED
                                                                                                   MARCH 31,
                                                                                         ---------------------------
              (in millions)                                                                   2001            2000
              ======================================================================================================

              INCOME STATEMENT DATA
              Revenues:
                Total policy charges                                                     $     82.7      $     64.5
                Net investment income                                                          79.9            65.8
                Other                                                                          47.9            49.3
              ------------------------------------------------------------------------------------------------------
                                                                                              210.5           179.6
              ------------------------------------------------------------------------------------------------------

              Benefits                                                                        102.6            95.9
              Operating expenses                                                               58.2            50.4
              ------------------------------------------------------------------------------------------------------
                                                                                              160.8           146.3
              ------------------------------------------------------------------------------------------------------
                Operating income before federal income tax expense                       $     49.7      $     33.3
              ======================================================================================================

              OTHER DATA
              Sales:
                The BEST of AMERICA variable life series                                 $    140.6      $    125.3
                Corporate-owned life insurance                                                377.8           228.5
                Traditional/Universal life insurance                                           58.8            56.9
              ------------------------------------------------------------------------------------------------------
                  Total life insurance sales                                             $    577.2      $    410.7
              ======================================================================================================

              Policy reserves as of period end:
                Individual investment life insurance                                     $  1,958.0      $  2,000.1
                Corporate investment life insurance                                         2,800.4         1,767.0
                Traditional life insurance                                                  1,825.0         1,795.5
                Universal life insurance                                                      770.9           765.1
              ------------------------------------------------------------------------------------------------------
                   Total policy reserves                                                 $  7,354.3      $  6,327.7
              ======================================================================================================

              Return on average equity                                                      12.9%           10.8%
              ------------------------------------------------------------------------------------------------------

              Life Insurance segment earnings increased 49% to $49.7 million, up from $33.3 million a year ago. The increase in Life Insurance segment earnings is attributable to strong sales and increased investment earnings due to reserve growth in both individual and corporate investment life insurance products.

              Driven primarily by increased policy charges, revenues from investment life products increased to $102.8 million in first quarter 2001 compared to $72.1 million in first quarter 2000. The revenue growth reflects significantly increased policy reserve levels driven by corporate investment life reserves, which include both COLI and BOLI products and reached $2.80 billion as of March 31, 2001, up from $1.77 billion in the same period a year ago.

              Pre-tax earnings from investment life products reached $29.8 million in first three months of 2001 compared to $19.5 million a year ago, a 53% increase. The strong revenue growth discussed previously more than offset increased operating expenses associated with the growth in business.

              Traditional/Universal life pre-tax earnings increased 44% to $19.9 million in first quarter 2001 compared to $13.8 million in the same period a year ago, reflecting higher investment earnings and lower policyholder benefit costs.

              Total life insurance sales, excluding all BOLI and Nationwide employee and agent benefit plan sales increased 41% to $577.2 million in first quarter 2001 compared to $410.7 million in first quarter 2000. Sales in 2001 include a record level of production for COLI and continued growth of individual investment life insurance, reflecting the Company's efforts to sell through multiple channels and growing producer and consumer acceptance of these product offerings.

              Corporate

              The following table summarizes certain selected financial data for the Company's Corporate segment for the periods indicated.

                                                                                             THREE MONTHS ENDED
                                                                                                  MARCH 31,
                                                                                       ----------------------------
              (in millions)                                                                   2001            2000
              =====================================================================================================

              INCOME STATEMENT DATA
              Operating revenues(1)                                                      $    12.8      $     17.0
              Operating expenses                                                               7.2            10.4
              -----------------------------------------------------------------------------------------------------
                Operating income before federal income tax expense(1)                    $     5.6      $      6.6
              =====================================================================================================

              ---------

              (1) Excludes net realized losses on investments, hedging
                  instruments and hedged items.

              The Corporate segment consists of net investment income on invested assets not allocated to the three product segments, unallocated expenses and interest expense on short-term borrowings. The decrease in revenues reflects a decrease in net investment income on real estate investments.

              In addition to these operating revenues and expenses, the Company also reports net realized gains and losses on investments, hedging instruments and hedged items in the Corporate segment. The Company realized net investment losses of $4.2 million and net gains on hedging instruments and hedged items of $0.3 million during the first quarter of 2001 compared to realized net investment losses of $3.1 million during the first quarter of 2000. In addition, the Company realized a net after-tax loss of $4.8 million related to the adoption of FAS 133 in first quarter 2001.

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

ITEM 5        OTHER INFORMATION

              None.

ITEM 6        EXHIBITS AND REPORTS ON FORM 8-K

              (a) Exhibits:

                  10.29 Employee Leasing Agreement, dated July 1, 2000, between Nationwide Mutual Insurance Company and Nationwide Financial Services Inc. on behalf of itself and its subsidiaries (filed as exhibit 10.35 to Form 10-Q, Commission File Number 1-12785, filed May 11, 2001)

              (b) Reports on Form 8-K:

                  No reports on Form 8-K were filed during the three month period ended March 31, 2001.

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


                                           NATIONWIDE LIFE INSURANCE COMPANY
                                           ---------------------------------
                                                                (Registrant)



Date: May 11, 2001      /s/Mark R. Thresher
                        ------------------------------------------------------
                        Mark R. Thresher
                        Senior Vice President - Finance - Nationwide Financial
                        (Chief Accounting Officer)