Form 10-Q
period 2001-06-30
NATIONWIDE LIFE INSURANCE CO
filed 2001-08-10
CIK 205695

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549
                      ------------------------------------


                                    FORM 10-Q


                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2001      COMMISSION FILE NO. 2-28596


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

  All voting stock was held by affiliates of the Registrant on August 3, 2001.

COMMON STOCK (par value $1 per share) - 3,814,779 shares issued and outstanding as of August 3, 2001
   (Title of Class)


THE REGISTRANT MEETS THE CONDITIONS SET FORTH IN GENERAL INSTRUCTION H(1)(a) AND
 (b) OF FORM 10-Q AND IS THEREFORE FILING THIS FORM WITH THE REDUCED DISCLOSURE
                                    FORMAT.

               NATIONWIDE LIFE INSURANCE COMPANY AND SUBSIDIARIES

                                    FORM 10-Q


                                      INDEX



PART I       FINANCIAL INFORMATION

             Item 1      Unaudited Consolidated Financial Statements                                                     3

             Item 2      Management's Narrative Analysis of the Results of Operations                                   16

             Item 3      Quantitative and Qualitative Disclosures About Market Risk                                     26

PART II      OTHER INFORMATION

             Item 1      Legal Proceedings                                                                              27

             Item 2      Changes in Securities                                                                          27

             Item 3      Defaults Upon Senior Securities                                                                27

             Item 4      Submission of Matters to a Vote of Security Holders                                            27

             Item 5      Other Information                                                                              27

             Item 6      Exhibits and Reports on Form 8-K                                                               27

SIGNATURE                                                                                                               28

                         PART I - FINANCIAL INFORMATION

ITEM 1         UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

               NATIONWIDE LIFE INSURANCE COMPANY AND SUBSIDIARIES
       (a wholly owned subsidiary of Nationwide Financial Services, Inc.)


                        Consolidated Statements of Income
                                   (Unaudited)
                                  (in millions)

                                                                         THREE MONTHS ENDED             SIX MONTHS ENDED
                                                                              JUNE 30,                      JUNE 30,
                                                                     ---------------------------------------------------------
                                                                         2001          2000            2001          2000
==============================================================================================================================
REVENUES
  Policy charges                                                     $    256.4    $    266.1      $    524.1    $    538.7
  Life insurance premiums                                                  66.5          62.1           130.4         129.0
  Net investment income                                                   428.9         409.4           851.8         817.0
  Net realized gains (losses) on investments, hedging instruments
     and hedged items                                                       2.1         (10.7)           (1.8)        (13.8)
  Other                                                                     3.2           4.0             9.1           9.2
------------------------------------------------------------------------------------------------------------------------------
                                                                          757.1         730.9         1,513.6       1,480.1
------------------------------------------------------------------------------------------------------------------------------

BENEFITS AND EXPENSES
  Interest credited to policyholder account balances                      307.9         290.3           609.1         584.5
  Other benefits and claims                                                77.2          61.7           142.2         129.0
  Policyholder dividends on participating policies                         11.1          11.5            21.6          23.5
  Amortization of deferred policy acquisition costs                        87.1          86.2           180.0         172.1
  Interest expense on short-term borrowings                                 1.6           -               3.9           -
  Other operating expenses                                                101.9         118.4           217.5         240.5
------------------------------------------------------------------------------------------------------------------------------
                                                                          586.8         568.1         1,174.3       1,149.6
------------------------------------------------------------------------------------------------------------------------------

  Income before federal income tax expense and cumulative effect
   of adoption of accounting principles                                   170.3         162.8           339.3         330.5
Federal income tax expense                                                 44.5          51.9            89.1         106.3
------------------------------------------------------------------------------------------------------------------------------
  Income before cumulative effect of adoption of accounting
   principles                                                             125.8         110.9           250.2         224.2
Cumulative effect of adoption of accounting principles, net of tax         (2.3)          -              (7.1)          -
------------------------------------------------------------------------------------------------------------------------------
  Net income                                                         $    123.5    $    110.9      $    243.1    $    224.2
==============================================================================================================================



See accompanying notes to unaudited consolidated financial statements.

               NATIONWIDE LIFE INSURANCE COMPANY AND SUBSIDIARIES
       (a wholly owned subsidiary of Nationwide Financial Services, Inc.)

                           Consolidated Balance Sheets
                     (in millions, except per share amounts)

                                                                                           (UNAUDITED)
                                                                                             JUNE 30,         DECEMBER 31,
                                                                                               2001               2000
==============================================================================================================================
ASSETS
Investments:
   Securities available-for-sale, at fair value:
      Fixed maturity securities (cost $16,186.4 in 2001; $15,245.8 in 2000)             $      16,549.6     $      15,443.0
      Equity securities (cost $106.5 in 2001; $103.5 in 2000)                                     106.9               109.0
   Mortgage loans on real estate, net                                                           6,601.0             6,168.3
   Real estate, net                                                                               310.5               310.7
   Policy loans                                                                                   579.6               562.6
   Other long-term investments                                                                     96.5               101.8
   Short-term investments                                                                         710.6               442.6
------------------------------------------------------------------------------------------------------------------------------
                                                                                               24,954.7            23,138.0
------------------------------------------------------------------------------------------------------------------------------

Cash                                                                                               31.3                18.4
Accrued investment income                                                                         283.8               251.4
Deferred policy acquisition costs                                                               3,033.8             2,865.6
Other assets                                                                                      507.4               396.7
Assets held in separate accounts                                                               62,639.7            65,897.2
------------------------------------------------------------------------------------------------------------------------------
                                                                                        $      91,450.7     $      92,567.3
==============================================================================================================================

LIABILITIES AND SHAREHOLDER'S EQUITY
Future policy benefits and claims                                                       $      23,668.5     $      22,183.6
Short-term borrowings                                                                             114.2               118.7
Other liabilities                                                                               1,502.2             1,164.9
Liabilities related to separate accounts                                                       62,639.7            65,897.2
------------------------------------------------------------------------------------------------------------------------------
                                                                                               87,924.6            89,364.4
------------------------------------------------------------------------------------------------------------------------------

Shareholder's equity:
  Capital shares, $1 par value.  Authorized 5.0 million shares, issued and
    outstanding 3.8 million shares                                                                  3.8                 3.8
  Additional paid-in capital                                                                      646.1               646.1
  Retained earnings                                                                             2,679.4             2,436.3
  Accumulated other comprehensive income                                                          196.8               116.7
------------------------------------------------------------------------------------------------------------------------------
                                                                                                3,526.1             3,202.9
------------------------------------------------------------------------------------------------------------------------------
                                                                                        $      91,450.7     $      92,567.3
==============================================================================================================================


See accompanying notes to unaudited consolidated financial statements.

               NATIONWIDE LIFE INSURANCE COMPANY AND SUBSIDIARIES
       (a wholly owned subsidiary of Nationwide Financial Services, Inc.)

                 Consolidated Statements of Shareholder's Equity
                                   (Unaudited)
                     Six Months Ended June 30, 2001 and 2000
                                  (in millions)

                                                                                                 ACCUMULATED
                                                                 ADDITIONAL                         OTHER             TOTAL
                                                     COMMON       PAID-IN        RETAINED       COMPREHENSIVE     SHAREHOLDER'S
                                                      STOCK       CAPITAL        EARNINGS       INCOME (LOSS)         EQUITY
==================================================================================================================================
Balance as of January 1, 2000                      $     3.8    $    766.1    $    2,011.0    $       (15.9)     $     2,765.0

Comprehensive income:
  Net income                                             -             -             224.2              -                224.2
  Net unrealized losses on securities
     available-for-sale arising during
     the period, net of tax                              -             -               -               (5.3)              (5.3)
                                                                                                                 -----------------
Total comprehensive income                                                                                               218.9
                                                                                                                 -----------------
Dividends to shareholder                                 -             -             (90.0)             -                (90.0)
----------------------------------------------------------------------------------------------------------------------------------
Balance as of June 30, 2000                        $     3.8    $    766.1    $    2,145.2    $       (21.2)     $     2,893.9
==================================================================================================================================

BALANCE AS OF JANUARY 1, 2001                      $     3.8    $    646.1    $    2,436.3    $       116.7      $     3,202.9

Comprehensive income:
  Net income                                             -             -             243.1              -                243.1
  Net unrealized gains on securities available-for-
     sale arising during the period, net of tax          -             -               -               73.7               73.7
  Cumulative effect of adoption of accounting
     principles, net of tax                              -             -               -                5.9                5.9
  Accumulated net gains on cash flow hedges,
     net of tax                                          -             -               -                0.5                0.5
                                                                                                                 -----------------
Total comprehensive income                                                                                               323.2
                                                                                                                 -----------------
----------------------------------------------------------------------------------------------------------------------------------
BALANCE AS OF JUNE 30, 2001                        $     3.8    $    646.1    $    2,679.4    $       196.8      $     3,526.1
==================================================================================================================================



See accompanying notes to unaudited consolidated financial statements.

               NATIONWIDE LIFE INSURANCE COMPANY AND SUBSIDIARIES
       (a wholly owned subsidiary of Nationwide Financial Services, Inc.)

                      Consolidated Statements of Cash Flows
                                   (Unaudited)
                     Six Months Ended June 30, 2001 and 2000
                                  (in millions)

                                                                                                  2001              2000
  ============================================================================================================================
  CASH FLOWS FROM OPERATING ACTIVITIES
  Net income                                                                                 $      243.1     $      224.2
  Adjustments to reconcile net income to net cash provided by operating activities:
    Interest credited to policyholder account balances                                              609.1            584.5
    Capitalization of deferred policy acquisition costs                                            (392.3)          (400.5)
    Amortization of deferred policy acquisition costs                                               180.0            172.1
    Amortization and depreciation                                                                   (16.8)            (3.3)
    Realized losses on investments, hedging instruments and hedged items                              1.8             13.8
    Cumulative effect of adoption of accounting principles                                           10.9              -
    (Increase) decrease in accrued investment income                                                (32.4)             6.2
    Increase in other assets                                                                        (90.2)          (114.6)
    Increase in policy liabilities                                                                   11.5             44.2
    Increase in other liabilities                                                                    64.3             69.7
    Other, net                                                                                        0.6             (8.1)
  ----------------------------------------------------------------------------------------------------------------------------
      Net cash provided by operating activities                                                     589.6            588.2
  ----------------------------------------------------------------------------------------------------------------------------

  CASH FLOWS FROM INVESTING ACTIVITIES
  Proceeds from maturity of securities available-for-sale                                         2,048.2          1,912.9
  Proceeds from sale of securities available-for-sale                                               131.2             67.5
  Proceeds from repayments of mortgage loans on real estate                                         377.5            325.0
  Proceeds from sale of real estate                                                                   9.5              2.6
  Proceeds from repayments of policy loans and sale of other invested assets                         46.2             12.8
  Cost of securities available-for-sale acquired                                                 (3,104.4)        (1,315.5)
  Cost of mortgage loans on real estate acquired                                                   (796.7)          (474.4)
  Cost of real estate acquired                                                                       (0.2)            (2.9)
  Short-term investments, net                                                                      (268.0)             9.1
  Other, net                                                                                        120.2            (82.3)
  ----------------------------------------------------------------------------------------------------------------------------
      Net cash (used in) provided by investing activities                                        (1,436.5)           454.8
  ----------------------------------------------------------------------------------------------------------------------------

  CASH FLOWS FROM FINANCING ACTIVITIES
  Net cost from issuance of short-term borrowings                                                    (4.5)             -
  Cash dividends paid                                                                                 -             (100.0)
  Increase in investment and universal life insurance product account balances                    3,220.6          2,305.2
  Decrease in investment and universal life insurance product account balances                   (2,356.3)        (3,229.4)
  ----------------------------------------------------------------------------------------------------------------------------
      Net cash provided by (used in) financing activities                                           859.8         (1,024.2)
  ----------------------------------------------------------------------------------------------------------------------------

  Net increase in cash                                                                               12.9             18.8

  Cash, beginning of period                                                                          18.4              4.8
  ----------------------------------------------------------------------------------------------------------------------------
  Cash, end of period                                                                        $       31.3     $       23.6
  ============================================================================================================================


See accompanying notes to unaudited consolidated financial statements.

               NATIONWIDE LIFE INSURANCE COMPANY AND SUBSIDIARIES
       (a wholly owned subsidiary of Nationwide Financial Services, Inc.)


              Notes to Unaudited Consolidated Financial Statements
                         Six Months Ended June 30, 2001


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

(2)      New Accounting Principles
         -------------------------

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

               NATIONWIDE LIFE INSURANCE COMPANY AND SUBSIDIARIES
       (a wholly owned subsidiary of Nationwide Financial Services, Inc.)

         Notes to Unaudited Consolidated Financial Statements, Continued


         In November 1999, the Emerging Issues Task Force (EITF) issued EITF Issue No. 99-20, Recognition of Interest Income and Impairment on Purchased and Retained Beneficial Interests in Securitized Financial Assets (EITF 99-20). The Company adopted EITF 99-20 on April 1, 2001. EITF 99-20 establishes the method of recognizing interest income and impairment on asset-backed investment securities. EITF 99-20 requires the Company to update the estimate of cash flows over the life of certain retained beneficial interests in securitization transactions and purchased beneficial interests in securitized financial assets. Pursuant to EITF 99-20, based on current information and events, if the Company estimates that the fair value of its beneficial interests is not greater than or equal to its carrying value and if there has been a decrease in the estimated cash flows since the last revised estimate, considering both timing and amount, then an other-than-temporary impairment should be recognized. The cumulative effect, net of tax, upon adoption of EITF 99-20 on April 1, 2001 decreased net income by $2.3 million with a corresponding increase to accumulated other comprehensive income.

         In July 2001, the FASB issued Statement of Financial Accounting Standards No. 141, Business Combinations (SFAS 141) and Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets (SFAS 142).

         SFAS 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001. The use of the pooling-of-interests method will be prohibited.

         SFAS 142 applies to all acquired intangible assets whether acquired singularly, as part of a group, or in a business combination. SFAS 142 supersedes APB Opinion No. 17, Intangible Assets, and will carry forward provisions in Opinion 17 related to internally developed intangible assets. SFAS 142 changes the accounting for goodwill and intangible assets with indefinite lives from an amortization method to an impairment-only approach. The amortization of goodwill from past business combinations will cease upon adoption of this statement, which will be January 1, 2002 for the Company. Companies will also be required to evaluate all existing goodwill and intangible assets with indefinite lives for impairment within six months of adoption. Any transitional impairment losses will be recognized in the first interim period in the year of adoption and will be recognized as the effect of a change in accounting principle.

         The Company does not expect any material impact of adopting SFAS 141 and SFAS 142 on the results of operations and financial position.

(3)      Derivatives
         -----------

         QUALITATIVE DISCLOSURE

         Interest Rate Risk Management

         The Company is exposed to changes in the fair value of fixed rate investments (commercial mortgage loans and corporate bonds) due to changes in interest rates. To manage this risk, the Company enters into various types of derivative instruments to minimize fluctuations in fair values resulting from changes in interest rates. The Company principally uses interest rate swaps and short Eurodollar futures to manage this risk.

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

         Foreign Currency Risk Management

         In conjunction with the Company's medium-term note programs, from time to time, the Company issues both fixed and variable rate liabilities denominated in foreign currencies. As a result, the Company is exposed to changes in fair value of the liabilities due to changes in foreign currency exchange rates and interest rates. To manage these risks, the Company enters into cross-currency interest rate swaps to convert these liabilities to a variable US dollar rate.

         For a fixed rate liability, the cross-currency interest rate swap is structured to receive a fixed rate, in the foreign currency, and pay a variable US dollar rate, generally 3-month libor. For a variable rate foreign liability, the cross-currency interest rate swap is structured to receive a variable rate, in the foreign currency, and pay a variable US dollar rate, generally 3-month libor.

         The Company is exposed to changes in fair value of fixed rate investments denominated in a foreign currency due to changes in foreign currency exchange rates and interest rates. To manage this risk, the Company uses cross-currency interest rate swaps to convert these assets to variable US dollar rate instruments.

         Cross-currency interest rate swaps on assets are structured to pay a fixed rate, in the foreign currency, and receive a variable US dollar rate, generally 3-month libor.

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

         QUANTITATIVE DISCLOSURE

         Fair Value Hedges Changes in the fair value of derivative instruments designated as fair value hedges, and the corresponding changes in the fair value of the hedged asset or liability attributable to the risk being hedged, are included in net realized gains and losses on investments, hedging instruments and hedged items in the consolidated statements of income. Amounts receivable or payable under interest rate swaps are recognized as an adjustment to net investment income or interest credited to policyholder account balances consistent with the nature of the hedged item.

               NATIONWIDE LIFE INSURANCE COMPANY AND SUBSIDIARIES
       (a wholly owned subsidiary of Nationwide Financial Services, Inc.)

         Notes to Unaudited Consolidated Financial Statements, Continued


         During the three months and six months ended June 30, 2001, a gain of $2.7 million and a gain of $1.0 million, respectively, were recognized in net realized gains and losses on investments, hedging instruments and hedged items. This represents the ineffective portion of the fair value hedging relationships. There were no gains or losses attributable to the portion of the derivative instrument's change in value excluded from the assessment of hedge effectiveness. There were also no gains or losses recognized in earnings as a result of hedged firm commitments no longer qualifying as fair value hedges.

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

         Net realized gains and losses on investments, hedging instruments and hedged items do not include net gains and losses for the quarter ended June 30, 2001 representing the ineffective portion of the cash flow hedging relationships. There were no gains or losses attributable to the portion of the derivative instruments' change in value excluded from the assessment of hedge effectiveness.

         Other Derivative Instruments, Including Embedded Derivatives

         Net realized losses on investments, hedging instruments and hedged items for the three months and six months ended June 30, 2001 include a loss of $1.1 million and a loss of $1.6 million, respectively, related to other derivative instruments, including embedded derivatives. For the three months and six months ended June 30, 2001 a $26.9 million loss and a $64.9 million loss, respectively, were recorded on the change in value of cross-currency interest rate swaps hedging variable rate medium-term notes denominated in foreign currencies. Offsetting gains of $25.8 million and $63.0 million were recorded to reflect the change in spot rates during the three months and six months ended June 30, 2001 on these variable rate liabilities.

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

                                                                                THREE MONTHS ENDED    SIX MONTHS ENDED
                                                                                     JUNE 30,             JUNE 30,
         ---------------------------------------------------------------------------------------------------------------
         (in millions)                                                           2001       2000       2001       2000
         ===============================================================================================================
         Unrealized gains (losses) on securities available-for-sale arising during the period:
              Transition adjustment - EITF 99-20                               $    3.5    $   -     $    3.5    $   -
              Gross                                                               (68.5)       3.4      152.1      (29.4)
              Adjustment to deferred policy acquisition costs                      21.0      (11.5)     (44.1)       9.1
              Related federal income tax benefit (expense)                         15.4        2.8      (39.0)       7.1
         ---------------------------------------------------------------------------------------------------------------
                   Net                                                            (28.6)      (5.3)      72.5      (13.2)
         ---------------------------------------------------------------------------------------------------------------

         Reclassification adjustment for net losses on securities
            available-for-sale realized during the period:
              Gross                                                                 1.1       11.2        5.3       12.1
              Related federal income tax benefit                                   (0.4)      (3.9)      (1.9)      (4.2)
         ---------------------------------------------------------------------------------------------------------------
                   Net                                                              0.7        7.3        3.4        7.9
         ---------------------------------------------------------------------------------------------------------------

         Other comprehensive income (loss) on securities
             available-for-sale                                                   (27.9)       2.0       75.9       (5.3)
         ---------------------------------------------------------------------------------------------------------------

         Accumulated net (loss) gain on cash flow hedges:
               Transition adjustment - FAS 133                                      -          -          5.6        -
               Gross                                                               (0.3)       -          0.8        -
               Related federal income tax benefit (expense)                         0.2        -         (2.2)       -
         ---------------------------------------------------------------------------------------------------------------
                 Other comprehensive income (loss) on cash
                       flow hedges                                                 (0.1)       -          4.2        -
         ---------------------------------------------------------------------------------------------------------------

         Total other comprehensive income (loss)                               $  (28.0)   $   2.0   $   80.1    $  (5.3)
         ===============================================================================================================

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

         The following table summarizes the financial results of the Company's business segments for the three months ended June 30, 2001 and 2000.

                                                   INDIVIDUAL  INSTITUTIONAL      LIFE
         (in millions)                               ANNUITY     PRODUCTS       INSURANCE   CORPORATE    TOTAL
         ==========================================================================================================
          2001
          Net investment income                      $ 127.2      $ 211.8      $  81.1      $   8.8      $ 428.9
          Other operating revenue                      144.4         54.3        124.5          2.9        326.1
         ----------------------------------------------------------------------------------------------------------
             Total operating revenue(1)                271.6        266.1        205.6         11.7        755.0
         ----------------------------------------------------------------------------------------------------------

          Interest credited to policyholder
             account balances                          105.1        158.7         44.1            -        307.9
          Amortization of deferred policy
             acquisition costs                          54.8         13.0         19.3            -         87.1
          Interest expense on short-term
             borrowings                                    -            -            -          1.6          1.6
          Other benefits and expenses                   50.5         40.1         99.4          0.2        190.2
         ----------------------------------------------------------------------------------------------------------
             Total expenses                            210.4        211.8        162.8          1.8        586.8
         ----------------------------------------------------------------------------------------------------------

          Operating income before federal
             income tax expense(1)                      61.2         54.3         42.8          9.9        168.2
          Net realized gains on investments,
             hedging instruments and hedged
             items                                         -            -            -          2.1          2.1
         ----------------------------------------------------------------------------------------------------------

          Income before federal income tax
             expense and cumulative effect of
             adoption of accounting  principles      $  61.2      $  54.3      $  42.8      $  12.0      $ 170.3
         ==========================================================================================================

               NATIONWIDE LIFE INSURANCE COMPANY AND SUBSIDIARIES
       (a wholly owned subsidiary of Nationwide Financial Services, Inc.)

         Notes to Unaudited Consolidated Financial Statements, Continued

                                                INDIVIDUAL INSTITUTIONAL    LIFE
         (in millions)                           ANNUITY      PRODUCTS    INSURANCE     CORPORATE      TOTAL
         =======================================================================================================
         2000
         Net investment income                    $ 118.3      $ 201.8      $  74.9      $  14.4       $ 409.4
         Other operating revenue                    159.0         61.5        107.7          4.0         332.2
         -------------------------------------------------------------------------------------------------------
            Total operating revenue(1)              277.3        263.3        182.6         18.4         741.6
         -------------------------------------------------------------------------------------------------------

         Interest credited to policyholder
            account balances                         96.4        152.7         41.2            -         290.3
         Amortization of deferred policy
            acquisition costs                        57.5         11.7         17.0            -          86.2
         Other benefits and expenses                 52.3         43.1         87.9          8.3         191.6
         -------------------------------------------------------------------------------------------------------
            Total expenses                          206.2        207.5        146.1          8.3         568.1
         -------------------------------------------------------------------------------------------------------

         Operating income before federal
            income tax expense(1)                    71.1         55.8         36.5         10.1         173.5
         Net realized losses on investments,
            hedging instruments and hedged
            items                                       -            -            -        (10.7)        (10.7)
         -------------------------------------------------------------------------------------------------------

         Income (loss) before federal
            income tax expense and
            cumulative effect of adoption of
            accounting principles                 $  71.1      $  55.8      $  36.5      $  (0.6)      $ 162.8
         =======================================================================================================

         ----------
         (1) Excludes net realized gains and losses on investments, hedging instruments and hedged items.

               NATIONWIDE LIFE INSURANCE COMPANY AND SUBSIDIARIES
       (a wholly owned subsidiary of Nationwide Financial Services, Inc.)

         Notes to Unaudited Consolidated Financial Statements, Continued


         The following table summarizes the financial results of the Company's business segments for the six months ended June 30, 2001 and 2000.

                                                     INDIVIDUAL  INSTITUTIONAL     LIFE
         (in millions)                                ANNUITY      PRODUCTS      INSURANCE      CORPORATE        TOTAL
         ==================================================================================================================
          2001
          Net investment income                     $   251.6      $   423.5      $   161.0     $    15.7      $   851.8
          Other operating revenue                       288.4          111.3          255.1           8.8          663.6
         ------------------------------------------------------------------------------------------------------------------
             Total operating revenue(1)                 540.0          534.8          416.1          24.5        1,515.4
         ------------------------------------------------------------------------------------------------------------------

          Interest credited to policyholder
             account balances                           205.4          316.8           86.9             -          609.1
          Amortization of deferred policy
             acquisition costs                          111.2           25.8           43.0             -          180.0
          Interest expense on short-term
             borrowings                                     -              -              -           3.9            3.9
          Other benefits and expenses                    99.7           82.8          193.7           5.1          381.3
         ------------------------------------------------------------------------------------------------------------------
             Total expenses                             416.3          425.4          323.6           9.0        1,174.3
         ------------------------------------------------------------------------------------------------------------------

          Operating income before federal
             income tax expense(1)                      123.7          109.4           92.5          15.5          341.1
          Net realized losses on investments,
             hedging instruments and hedged
             items                                          -              -              -          (1.8)          (1.8)
         ------------------------------------------------------------------------------------------------------------------

          Income before federal income tax
             expense and cumulative effect of
             adoption of accounting principles      $   123.7      $   109.4      $    92.5     $    13.7      $   339.3
         ==================================================================================================================

          Assets as of period end                   $43,766.8      $35,984.5      $ 8,707.9     $ 2,991.5      $91,450.7
         ==================================================================================================================

               NATIONWIDE LIFE INSURANCE COMPANY AND SUBSIDIARIES
       (a wholly owned subsidiary of Nationwide Financial Services, Inc.)

         Notes to Unaudited Consolidated Financial Statements, Continued

                                                     INDIVIDUAL    INSTITUTIONAL       LIFE
         (in millions)                                ANNUITY         PRODUCTS       INSURANCE       CORPORATE        TOTAL
         ===================================================================================================================
          2000
          Net investment income                     $     241.6    $     408.5    $    140.7    $     26.2     $     817.0
          Other operating revenue                         322.4          123.8         221.5           9.2           676.9
         -------------------------------------------------------------------------------------------------------------------
             Total operating revenue(1)                   564.0          532.3         362.2          35.4         1,493.9
         -------------------------------------------------------------------------------------------------------------------

          Interest credited to policyholder
             account balances                             198.0          311.9          74.6           -             584.5
          Amortization of deferred policy
             acquisition costs                            114.2           24.0          33.9           -             172.1
          Other benefits and expenses                     109.0           81.4         183.9          18.7           393.0
         -------------------------------------------------------------------------------------------------------------------
             Total expenses                               421.2          417.3         292.4          18.7         1,149.6
         -------------------------------------------------------------------------------------------------------------------

          Operating income before federal
             income tax expense(1)                        142.8          115.0          69.8          16.7           344.3
          Net realized losses on investments,
             hedging instruments and hedged
             items                                          -              -             -           (13.8)          (13.8)
         -------------------------------------------------------------------------------------------------------------------

          Income before federal income tax
             expense and cumulative effect of
             adoption of accounting principles      $     142.8    $     115.0    $     69.8    $      2.9     $     330.5
         ===================================================================================================================

          Assets as of period end                   $  47,453.1    $  39,619.6    $  7,558.4    $  1,369.0     $  96,000.1
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

              RESULTS OF OPERATIONS

              In addition to net income, the Company reports net operating income, which excludes net realized gains and losses on investments, hedging instruments and hedged items and cumulative effect of adoption of accounting principles. Net operating income is commonly used in the insurance industry as a measure of on-going earnings performance.

              The following table reconciles the Company's reported net income to net operating income for the periods indicated.

                                                                          THREE MONTHS ENDED        SIX MONTHS ENDED
                                                                               JUNE 30,                 JUNE 30,
                                                                        -------------------------------------------------
              (in millions)                                                2001         2000        2001        2000
              ===========================================================================================================
              Net income                                                   $ 123.5      $ 110.9     $ 243.1     $ 224.2
              Net realized (gains) losses on investments,
                 hedging instruments and hedged items, net of tax             (1.3)         7.0         1.2         9.0
              Cumulative effect of adoption of accounting principles,
                 net of tax                                                    2.3          -           7.1         -
              -----------------------------------------------------------------------------------------------------------
                 Net operating income                                      $ 124.5      $ 117.9     $ 251.4     $ 233.2
              ===========================================================================================================

              Revenues

              Total operating revenues, which exclude net realized gains and losses on investments, hedging instruments and hedged items for second quarter 2001 increased to $755.0 million compared to $741.6 million for the same period in 2000. For the first six months of 2001 and 2000, total operating revenues were $1.52 billion and $1.49 billion, respectively. An increase in net investment income was the key driver to revenue growth.

              Policy charges include asset fees, which are primarily earned from separate account assets generated from sales of individual and group variable annuities and investment life insurance products; cost of insurance charges earned on universal life insurance products; administration fees, which include fees charged per contract on a variety of the Company's products and premium loads on universal life insurance products; and surrender fees, which are charged as a percentage of premiums withdrawn during a specified period of annuity and certain life insurance contracts. Policy charges for the comparable periods of 2001 and 2000 were as follows:

                                                                    THREE MONTHS ENDED           SIX MONTHS ENDED
                                                                         JUNE 30,                    JUNE 30,
                                                                -------------------------------------------------------
                  (in millions)                                     2001          2000          2001          2000
                  =====================================================================================================
                  Asset fees                                    $    157.4    $    180.0    $    316.9    $    355.9
                  Cost of insurance charges                           49.6          37.0          96.2          72.1
                  Administrative fees                                 31.1          27.2          72.4          63.9
                  Surrender fees                                      18.3          21.9          38.6          46.8
                  -----------------------------------------------------------------------------------------------------
                    Total policy charges                        $    256.4    $    266.1    $    524.1    $    538.7
                  =====================================================================================================

              The decline in asset fees reflects a decrease in total average separate account assets of $7.39 billion (11%) in the first six months of 2001 compared to a year ago. Market depreciation on variable annuity and investment life insurance products, partially offset by net flows into these products, have resulted in the decrease in average separate account balances.

              Cost of insurance charges are assessed on the net amount at risk on universal life insurance policies. The net amount at risk is equal to a policy's death benefit minus the related policyholder account value. The amount charged is based on the insured's age and other underwriting factors. The increase in cost of insurance charges is due primarily to growth in the net amount at risk related to corporate and individual investment life insurance reflecting expanded distribution and increased acceptance by producers and consumers. The net amount at risk related to corporate and individual investment life insurance grew to $30.62 billion as of June 30, 2001 compared to $24.66 billion a year ago.

              The growth in administrative fees is attributable to a significant increase in premiums on individual investment life policies and certain corporate-owned life policies where the Company collects a premium load. Surrender charges decreased as a result of continued improvement in customer retention in the Individual Annuity segment in the first half of 2001 compared to the same period a year ago.

              Net investment income includes the investment income earned on investments supporting fixed annuities and certain life insurance products as well as the yield on the Company's general account invested assets which are not allocated to product segments, net of related investment expenses. General account assets supporting insurance products are closely correlated to the underlying reserves on these products. Net investment income grew from $409.4 million in the second quarter of 2000 to $428.9 million in the second quarter of 2001 and from $817.0 million in the first half of 2000 to $851.8 million in the first half of 2001. The increases were primarily due to increased invested assets to support growth in individual fixed annuity, institutional products and life insurance policy reserves, partially offset by lower yields. General account reserves supporting these products increased $2.10 billion to $23.67 billion as of the end of second quarter 2001 compared to $21.57 billion a year ago.

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

              Other income includes management fees, commissions and other income earned by subsidiaries of the Company that provide investment management, marketing, distribution and administration services.

              Benefits and Expenses

              Interest credited to policyholder account balances totaled $307.9 million in second quarter 2001 compared to $290.3 million in second quarter 2000, while year-to-date 2001 interest credited totaled $609.1 million compared to $584.5 million a year ago and principally relates to fixed annuities, both individual and institutional, and investment life insurance products. The growth in interest credited reflects the increase in policy reserves for these products, partially offset by lower crediting rates.

              The growth in amortization of deferred policy acquisition costs
              (DAC), which totaled $87.1 million and $86.2 million in the second quarter of 2001 and 2000, respectively, is principally due to the Life Insurance segment as a result of growth in the number of policies in-force in second quarter 2001. On a year-to-date basis, DAC amortization totaled $180.0 million in 2001 compared to $172.1 million in 2000.

              Operating expenses decreased 14% to $101.9 million in second quarter 2001 compared to $118.4 million in second quarter 2000. For the first half of 2001, operating expenses were $217.5 million, down 10% from $240.5 million for the first half of 2000. The decrease reflects the Company's commitment to aggressive expense management in response to volatile equity markets.

              Federal income tax expense was $44.5 million in second quarter 2001 compared to $51.9 million for the same period a year ago, representing effective tax rates of 26.1% and 31.9% for second quarter 2001 and 2000, respectively. For the first six months of 2001 and 2000, federal income tax expense was $89.1 million and $106.3 million, representing effective tax rates of 26.3% and 32.2%, respectively. An increase in tax exempt income and investment tax credits resulted in the decrease in effective rates.

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

              The Company sells its products through a broad distribution network. Unaffiliated entities that sell the Company's products to their own customer base include independent broker/dealers, brokerage firms, financial institutions, pension plan administrators, life insurance specialists and Nationwide agents. Representatives of the Company who market products directly to a customer base identified by the Company consists of Nationwide Retirement Solutions.

              Sales by distribution channel are summarized as follows:

                                                                    THREE MONTHS ENDED           SIX MONTHS ENDED
                                                                         JUNE 30,                    JUNE 30,
                                                                -------------------------------------------------------
                  (in millions)                                     2001          2000          2001          2000
                  =====================================================================================================
                  Independent broker/dealers                    $    1,068.8  $   1,586.4   $  2,261.5    $  3,137.2
                  Brokerage firms                                      690.4        300.2      1,029.7         608.2
                  Financial institutions                               820.6        767.1      1,543.0       1,411.5
                  Pension plan administrators                          240.3        258.8        543.1         590.9
                  Life insurance specialists                           137.9         97.6        515.7         327.6
                  Nationwide agents                                    193.7        223.6        362.5         434.9
                  Nationwide Retirement Solutions                      404.9        671.7        837.2       1,446.5
                  -----------------------------------------------------------------------------------------------------

              The decrease in sales in the independent broker/dealer channel reflects lower demand for variable annuities due to volatile equity markets, and a shift in private sector pension plan sales from group annuities issued by the Company to trust products issued by an affiliate, Nationwide Trust Company.

              Sales through brokerage firms increased 130% in second quarter 2001 compared to second quarter 2000 and are up 69% for the first six months, principally due to the addition of Waddell & Reed as a distributer.

              Sales through financial institutions grew 7% in second quarter 2001 compared to a year ago, and grew 9% for the first six months of 2001 compared to the first six months of 2000, driven mainly by the appointment of new distributors in the bank channel who sell fixed annuity products.

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

              Sales by product and segment for the comparable periods of 2001 and 2000 are summarized as follows:

                                                                THREE MONTHS ENDED           SIX MONTHS ENDED
                                                                     JUNE 30,                    JUNE 30,
                                                            --------------------------------------------------------
              (in millions)                                     2001          2000          2001          2000
              ======================================================================================================
              The BEST of AMERICA products                  $   1,027.6   $   1,579.9   $   2,053.2   $   2,883.8
              Private label annuities                             535.5         274.8         757.0         548.7
              Other                                                 0.3          42.8           2.8          75.2
              ------------------------------------------------------------------------------------------------------
                Total individual variable annuity sales         1,563.4       1,897.5       2,813.0       3,507.7
              ------------------------------------------------------------------------------------------------------

              Deferred fixed annuities                            437.0         106.4         753.2         191.5
              Immediate fixed annuities                            34.0          30.5          73.1          69.6
              ------------------------------------------------------------------------------------------------------
                Total individual fixed annuity sales              471.0         136.9         826.3         261.1
              ------------------------------------------------------------------------------------------------------
                  Total individual annuity sales            $   2,034.4   $   2,034.4   $   3,639.3   $   3,768.8
              ======================================================================================================

              The BEST of AMERICA products                  $     770.6   $     950.5   $   1,708.6   $   2,149.1
              Other                                                13.4          10.2          27.3          26.3
              ------------------------------------------------------------------------------------------------------
                Total private sector pension plan sales           784.0         960.7       1,735.9       2,175.4
              ------------------------------------------------------------------------------------------------------

                Total public sector pension plan sales -
                  IRC Section 457 annuities                       388.0         613.7         790.1       1,305.3
              ------------------------------------------------------------------------------------------------------
                  Total institutional products sales        $   1,172.0   $   1,574.4   $   2,526.0   $   3,480.7
              ======================================================================================================

              The BEST of AMERICA variable life series      $     148.9   $     138.1   $     289.5   $     263.4
              Corporate-owned life insurance                      137.9          94.8         515.7         323.3
              Traditional/Universal life insurance                 63.4          63.7         122.2         120.6
              ------------------------------------------------------------------------------------------------------
                Total life insurance sales                  $     350.2   $     296.6   $     927.4   $     707.3
              ======================================================================================================

              BUSINESS SEGMENTS

              The Company reports three product segments: Individual Annuity, Institutional Products and Life Insurance. In addition, the Company reports certain other revenues and expenses in a Corporate segment.

              The following table summarizes operating income before federal income tax expense for the Company's business segments for the periods indicated.

                                                                             THREE MONTHS ENDED           SIX MONTHS ENDED
                                                                                  JUNE 30,                    JUNE 30,
                                                                        -------------------------------------------------------
                 (in millions)                                               2001          2000          2001          2000
              =================================================================================================================

                 Individual Annuity                                        $  61.2       $  71.1       $ 123.7       $ 142.8
                 Institutional Products                                       54.3          55.8         109.4         115.0
                 Life Insurance                                               42.8          36.5          92.5          69.8
                 Corporate                                                     9.9          10.1          15.5          16.7
              -----------------------------------------------------------------------------------------------------------------
                   Operating income before federal income tax expense      $ 168.2       $ 173.5       $ 341.1       $ 344.3
              =================================================================================================================

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

                                                                            THREE MONTHS ENDED           SIX MONTHS ENDED
                                                                                 JUNE 30,                    JUNE 30,
                                                                        -------------------------------------------------------
              (in millions)                                                 2001          2000          2001          2000
              ====================================================================================================================
              INCOME STATEMENT DATA
              Revenues:
                Policy charges                                        $    126.7     $    145.0     $    254.7     $    290.8
                Net investment income                                      127.2          118.3          251.6          241.6
                Premiums on immediate annuities                             17.7           14.0           33.7           31.6
              ---------------------------------------------------------------------------------------------------------------
                                                                           271.6          277.3          540.0          564.0
              ---------------------------------------------------------------------------------------------------------------

              Benefits and expenses:
                Interest credited to policyholder account balances         105.1           96.4          205.4          198.0
                Other benefits                                              19.9           15.1           35.6           31.9
                Amortization of deferred policy acquisition costs           54.8           57.5          111.2          114.2
                Other operating expenses                                    30.6           37.2           64.1           77.1
              ---------------------------------------------------------------------------------------------------------------
                                                                           210.4          206.2          416.3          421.2
              ---------------------------------------------------------------------------------------------------------------
              Operating income before federal income tax expense      $     61.2     $     71.1     $    123.7     $    142.8
              ===============================================================================================================

              OTHER DATA
              Sales:
                Individual variable annuities                         $  1,563.4     $  1,897.5     $  2,813.0     $  3,507.7
                Individual fixed annuities                                 471.0          136.9          826.3          261.1
              ---------------------------------------------------------------------------------------------------------------
                 Total individual annuity sales                       $  2,034.4     $  2,034.4     $  3,639.3     $  3,768.8
              ===============================================================================================================

              Average account balances:
                General account                                       $  7,285.2     $  6,931.4     $  7,099.8     $  7,001.9
                Separate account                                        34,039.6       38,008.1       34,632.5       37,714.8
              ---------------------------------------------------------------------------------------------------------------
                 Total average account balances                       $ 41,324.8     $ 44,939.5     $ 41,732.3     $ 44,716.7
              ===============================================================================================================

              Account balances as of period end:
                Individual variable annuities                         $ 37,170.8     $ 41,950.9
                Individual fixed annuities                               4,633.0        3,726.9
              ---------------------------------------------------------------------------------------------------------------
                 Total account balances                               $ 41,803.8     $ 45,677.8
              ===============================================================================================================

              Return on average equity                                      14.4%         20.8%          15.4%          20.5%
              Pre-tax operating income to average account balances          0.59%         0.63%          0.59%          0.63%
              ---------------------------------------------------------------------------------------------------------------

              Pre-tax operating earnings totaled $61.2 million in second quarter 2001, down 14% compared to a year ago earnings of $71.1 million. For the fist six months of 2001 pre-tax operating earnings were $123.7 million compared to $142.8 million for the first six months of 2000. The decrease in earnings is primarily a result of lower asset and surrender fees, partially offset by lower operating expenses.

              Asset fees decreased to $107.4 million in the second quarter of 2001, down 11% from $120.6 million in the same period a year ago. For the first half of 2001, asset fees totaled $215.6 million down 9% from the first half of 2000 total of $237.8 million. Asset fees are calculated daily and charged as a percentage of separate account assets. The decrease in asset fees is due to market depreciation on investments underlying reserves. Year-to-date average separate account assets decreased 8% to $34.63 billion as of June 30, 2001 compared to $37.71 billion a year ago.

              Surrender fees decreased by $5.5 million to $14.3 million in the second quarter of 2001. For the first six months of 2001, surrender fees totaled $29.5 million compared to $42.9 million in the same period a year ago. This decrease was due to a lower individual variable annuity lapse rate.

              Operating expenses were $30.6 million in second quarter 2001, a decrease of 18% over second quarter 2000 reflecting management's focus on expense management in response to volatile equity markets. During the first half of 2001, operating expenses totaled $64.1 million, a decrease of 17% over the first half of 2000 total of $77.1 million.

              The following table depicts the interest spread on average general account reserves in the Individual Annuity segment for the periods indicated.

                                                                   THREE MONTHS ENDED           SIX MONTHS ENDED
                                                                        JUNE 30,                    JUNE 30,
                                                               -------------------------------------------------------
                                                                   2001          2000          2001          2000
              ========================================================================================================
              Net investment income                                  7.57%         7.76%         7.73%         7.82%
              Interest credited                                      5.77          5.56          5.79          5.66
              --------------------------------------------------------------------------------------------------------
                   Interest spread                                   1.80%         2.20%         1.94%         2.16%
              ========================================================================================================

              Interest spreads narrowed in the second quarter of 2001 compared to first quarter and the prior year due to lower investment yield rates, due to lower market rates and mortgage loan and bond prepayment income. The Company anticipates interest spreads over the next several quarters to range between 185 and 190 basis points, excluding the impact of mortgage loan and bond prepayment income.

              Led by variable product deposits of $1.75 billion and withdrawals and surrenders of $1.16 billion, Individual Annuity segment deposits in second quarter 2001 of $2.22 billion offset by withdrawals and surrenders totaling $1.24 billion generated net flows of $987.0 million compared to the $948.6 million achieved a year ago. Despite the competitive nature of the individual annuity market, the Company has demonstrated the ability to generate positive net flows by expanding its broad distribution network and innovative product development resources.

              The decrease in pre-tax operating income to average assets in second quarter and the first half of 2001 and 2000 is primarily driven by the mix of products and producer compensation arrangements. Increased sales of products with lower policy charges and increased sales of trail commission individual variable annuities are impacting margins, as measured by return on average account balances.

              Individual Annuity sales, which exclude internal replacements, during second quarter 2001 and 2000 were $2.03 billion, while year-to-date 2001 sales of individual annuities were $3.64 billion down slightly from $3.77 billion in 2000. The addition of new selling arrangements and volatile equity markets drove the growth in sales of deferred fixed annuities which totaled $437.0 million in the second quarter 2001 compared to $106.4 million in second quarter 2000, offsetting the decline in variable annuity sales. Sales of fixed annuities for the first half of 2001 were $753.2 million compared to $191.5 million for the first half of 2000.

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

                                                                         THREE MONTHS ENDED             SIX MONTHS ENDED
                                                                              JUNE 30,                       JUNE 30,
                                                                    --------------------------------------------------------------
              (in millions)                                             2001           2000            2001            2000
              =====================================================================================================================
              INCOME STATEMENT DATA
              Revenues:
                Asset fees                                          $     45.7     $     55.6     $     93.0     $    110.6
                Net investment income                                    211.8          201.8          423.5          408.5
                Other                                                      8.6            5.9           18.3           13.2
              -----------------------------------------------------------------------------------------------------------------
                                                                         266.1          263.3          534.8          532.3
              -----------------------------------------------------------------------------------------------------------------

              Benefits and expenses:
                Interest credited to policyholder account balances       158.7          152.7          316.8          311.9
                Other benefits and expenses                               53.1           54.8          108.6          105.4
              -----------------------------------------------------------------------------------------------------------------
                                                                         211.8          207.5          425.4          417.3
              -----------------------------------------------------------------------------------------------------------------
                  Operating income before federal income tax expense$     54.3     $     55.8     $    109.4     $    115.0
              =================================================================================================================

              OTHER DATA
              Sales:
                Private sector pension plans                        $    784.0     $    960.7     $  1,735.9     $  2,175.4
                Public sector pension plans                              388.0          613.7          790.1        1,305.3
              -----------------------------------------------------------------------------------------------------------------
                  Total institutional products sales                $  1,172.0     $  1,574.4     $  2,526.0     $  3,480.7
              =================================================================================================================

              Average account balances:
                General account                                     $ 11,505.4     $ 10,333.1     $ 11,257.0     $ 10,520.3
                Separate account                                      23,737.1       28,254.7       24,181.4       28,015.9
              -----------------------------------------------------------------------------------------------------------------
                  Total average account balances                    $ 35,242.5     $ 38,587.8     $ 35,438.4     $ 38,536.2
              =================================================================================================================

              Account balances as of period end:
                Private sector pension plans                        $ 17,079.2     $ 19,393.4
                Public sector pension plans                           16,034.5       19,064.8
                Medium-term note programs                              2,569.5          873.6
              -----------------------------------------------------------------------------------------------------------------
                  Total account balances                            $ 35,683.2     $ 39,331.8
              =================================================================================================================

              Return on average equity                                    23.3%          25.0%          23.9%          25.2%
              Pre-tax operating income to average account balances        0.62%          0.58%          0.62%          0.60%
              -----------------------------------------------------------------------------------------------------------------

              Institutional Products segment results reflect an increase in interest spread income attributable to growth in average general account assets. Interest spread is the differential between net investment income and interest credited to policyholder account balances. Interest spreads vary depending on crediting rates offered by competitors, performance of the investment portfolio, including the rate of prepayments, changes in market interest rates and other factors.

              The following table depicts the interest spread on general account reserves in the Institutional Products segment for the periods indicated.

                                                                   THREE MONTHS ENDED           SIX MONTHS ENDED
                                                                        JUNE 30,                    JUNE 30,
                                                               -------------------------------------------------------
                                                                   2001          2000          2001          2000
                 =====================================================================================================
                 Net investment income                               7.36%         7.81%         7.52%         7.77%
                 Interest credited                                   5.52          5.91          5.63          5.93
                 -----------------------------------------------------------------------------------------------------
                    Interest spread                                  1.84%         1.90%         1.89%         1.84%
                 =====================================================================================================

              Interest spreads narrowed in the second quarter of 2001 compared to one year ago as a drop in the earned rate more than offset lower crediting rates. Higher bond and mortgage prepayment income in first quarter 2001, favorably impacted spreads for the six months ended June 30, 2001 relative to one year ago. The Company anticipates interest spreads over the next several quarters to range between 175 and 180 basis points, excluding the impact of mortgage loan and bond prepayment income.

              Asset fees declined 18% to $45.7 million in the quarter ended June 30, 2001 compared to a year ago, while year-to-date 2001 asset fees were $93.0 million compared to $110.6 million in 2000. The decline was driven by a 16% drop in average separate account assets in the quarter compared to the quarter ended a year ago and a 14% drop in year-to-date average separate account assets as of June 30, 2001 compared to the same period a year ago.

              Net investment income increased 5% to $211.8 million in the second quarter of 2001 compared to a year ago, while year-to-date net investment income increased 4% from the same period a year ago. Driving this increase was a 11% and 7% increase in the average general account balance in the quarter and first six months of 2001, respectively, compared to the same periods a year ago, and the increase in mortgage loan and bond prepayment income, offset by lower earned rates as market interest rates decrease.

              Interest credited and other benefits and expenses in second quarter 2001 slightly increased compared to the year ago driven by the increase in general account reserves. For the first half of 2001 interest credited and other benefits and expenses totaled $425.4 million, also up slightly from the first half of 2000.

              Institutional Product sales during second quarter 2001 reached $1.17 billion compared to sales of $1.57 billion in second quarter 2000. For the first six months of 2001, sales reached $2.53 billion compared to sales of $3.48 billion for the same period a year ago. The Private Sector continues to be impacted by the volatile equity markets, which reduced the average plan size of take-over cases and a slowing economy, which has resulted in reduced demand for new cases. In the Public Sector, sales declined from a year ago reflecting the impact of previously lost cases on recurring deposits. The decline in sales is also attributable to a shift in both Private and Public sector sales from group annuity contracts issued by the Company to administration only and trust company products provided by affiliates.

              Institutional Products segment deposits in second quarter 2001 of $1.21 billion offset by participant withdrawals and surrenders totaling $1.10 billion generated net flows from participant activity of $109.5 million compared to second quarter 2000 net flows of ($8.3) million. Year-to-date 2001 net flows decreased 25% to $211.8 million compared to year-to-date 2000 net flows of $282.0 million.

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

                                                                            THREE MONTHS ENDED           SIX MONTHS ENDED
                                                                                 JUNE 30,                    JUNE 30,
                                                                        -------------------------------------------------------
              (in millions)                                                 2001          2000          2001          2000
              =================================================================================================================
              INCOME STATEMENT DATA
              Revenues:
                Total policy charges                                    $     75.5     $     59.6     $  158.2     $  124.1
                Net investment income                                         81.1           74.9        161.0        140.7
                Other                                                         49.0           48.1         96.9         97.4
              -----------------------------------------------------------------------------------------------------------------
                                                                             205.6          182.6        416.1        362.2
              -----------------------------------------------------------------------------------------------------------------

              Benefits                                                       112.4           99.3        215.0        195.2
              Operating expenses                                              50.4           46.8        108.6         97.2
              -----------------------------------------------------------------------------------------------------------------
                                                                             162.8          146.1        323.6        292.4
              -----------------------------------------------------------------------------------------------------------------
                Operating income before federal income tax expense      $     42.8     $     36.5     $   92.5     $   69.8
              =================================================================================================================

              OTHER DATA
              Sales:
                The BEST of AMERICA variable life series                $    148.9     $    138.1     $  289.5     $  263.4
                Corporate-owned life insurance                               137.9           94.8        515.7        323.3
                Traditional/Universal life insurance                          63.4           63.7        122.2        120.6
              -----------------------------------------------------------------------------------------------------------------
                  Total life insurance sales                            $    350.2     $    296.6     $  927.4     $  707.3
              =================================================================================================================

              Policy reserves as of period end:
                Corporate investment life insurance                     $  2,987.3     $  2,153.1
                Individual investment life insurance                       2,139.0        2,044.2
                Traditional life insurance                                 1,837.7        1,801.7
                Universal life insurance                                     774.2          767.2
              -----------------------------------------------------------------------------------------------------------------
                  Total policy reserves                                 $  7,738.2     $  6,766.2
              =================================================================================================================

              Return on average equity                                        10.8%          10.9%        11.8%        10.8%
              -----------------------------------------------------------------------------------------------------------------

              Life Insurance segment earnings increased 17% to $42.8 million for the second quarter 2001, up from $36.5 million a year ago. On a year-to-date basis segment earnings increased 33% to $92.5 million in 2001 from $69.8 million in 2000. The increase in Life Insurance segment earnings is attributable to strong sales and increased investment earnings due to reserve growth in both individual and corporate investment life insurance products.

              Driven primarily by increased policy charges, revenues from investment life products increased to $96.5 million in second quarter 2001 compared to $76.9 million in second quarter 2000, while year-to-date revenues increased to $199.3 million for 2001 compared to $149.0 million for 2000. The revenue growth reflects significantly increased policy reserve levels driven by corporate investment life reserves, which include both BOLI and COLI products, which reached $2.99 billion as of June 30, 2001, up from $2.15 billion in the same period a year ago.

              Pre-tax earnings from investment life products totaled $22.5 million in second quarter 2001 a 9% increase from $20.7 million in second quarter 2000, while the first six months of 2001 reached $52.3 compared to $40.2 million a year ago, a 30% increase. The strong revenue growth discussed previously was offset by unfavorable mortality results in the second quarter of 2001.

              Traditional/Universal life pre-tax earnings increased 28% to $20.3 million in second quarter 2001 compared to $15.8 million in the same period a year ago, reflecting higher investment earnings and lower operating expenses. For the first six months of 2001, pre-tax earnings increased 36% to $40.2 million compared to $29.6 million for the first six months of 2000.

              Total life insurance sales, excluding BOLI and Nationwide employee and agent benefit plan sales increased 18% to $350.2 million in second quarter 2001 compared to $296.6 million in second quarter 2000. For the first six months of 2001, total life insurance sales, excluding BOLI and Nationwide employee and agent benefit plan sales, increased $220.1 million over 2000 and totaled $927.4 million. Sales in 2001 include a record level of production for COLI and continued growth of individual investment life insurance, reflecting the Company's efforts to sell through multiple channels and growing producer and consumer acceptance of these product offerings.

              Corporate

              The following table summarizes certain selected financial data for the Company's Corporate segment for the periods indicated.

                                                                            THREE MONTHS ENDED           SIX MONTHS ENDED
                                                                                 JUNE 30,                    JUNE 30,
                                                                        -------------------------------------------------------
              (in millions)                                                 2001          2000          2001          2000
              =================================================================================================================
              INCOME STATEMENT DATA
              Operating revenues(1)                                     $     11.7    $     18.4    $     24.5    $     35.4
              Operating expenses                                               1.8           8.3           9.0          18.7
              -----------------------------------------------------------------------------------------------------------------
                Operating income before federal income tax expense(1)   $      9.9    $     10.1    $     15.5    $     16.7
              =================================================================================================================

              ----------
              (1) Excludes net realized gains and losses on investments, hedging instruments and hedged items.

              The Corporate segment consists of net investment income on invested assets not allocated to the three product segments, unallocated expenses and interest expense on short-term borrowings. The decline in revenues reflects a decrease in net investment income on real estate investments and fewer investments retained in the corporate segment as more capital and the related investments earnings are allocated to the product segments to support growth.

              In addition to these operating revenues and expenses, the Company also reports net realized gains and losses on investments, hedging instruments and hedged items in the Corporate segment. The Company realized net investment losses of $0.2 million and net gains on hedges and hedged items of $2.3 million during the second quarter of 2001 compared to realized net investment losses of $10.7 million during the second quarter of 2000. For the first six months of 2001, the Company realized net investment losses of $4.4 million and net gains on hedges and hedged items of $2.6 million compared to realized net investment losses of $13.8 million during the first six months of 2000. In addition, the Company realized an after tax loss of $4.8 million related to the adoption of FAS 133 in first quarter 2001 and an after tax loss of $2.3 related to the adoption of EITF 99-20 in second quarter 2001.

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

ITEM 5        OTHER INFORMATION

              Omitted due to reduced disclosure format.

ITEM 6        EXHIBITS AND REPORTS ON FORM 8-K

              (a)  Exhibits:

                        10.30 Form of Employment Agreement, dated June 4,
                              2001, between Nationwide Mutual Insurance
                              Company and Michael C. Keller (filed as
                              exhibit 10.36 to Form 10-Q, Commission File
                              Number 1-12785, filed August 10, 2001)


              (b) Reports on Form 8-K:

                      No reports on Form 8-K were filed during the three-month period ended June 30, 2001.

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


                                               NATIONWIDE LIFE INSURANCE COMPANY
                                               ---------------------------------
                                                                    (Registrant)



Date: August 10, 2001     /s/Mark R. Thresher
                          ------------------------------------------------------
                          Mark R. Thresher
                          Senior Vice President - Finance - Nationwide Financial
                          (Chief Accounting Officer)