Form 10-Q
period 2001-09-30
NATIONWIDE LIFE INSURANCE CO
filed 2001-11-13
CIK 205695

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549
                      ------------------------------------


                                    FORM 10-Q


                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2001   COMMISSION FILE NO. 2-28596


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

 All voting stock was held by affiliates of the Registrant on November 1, 2001.

COMMON STOCK (par value $1 per share) - 3,814,779 shares issued and outstanding as of November 1, 2001
(Title of Class)


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

                         PART I - FINANCIAL INFORMATION

ITEM 1         UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

               NATIONWIDE LIFE INSURANCE COMPANY AND SUBSIDIARIES
       (a wholly owned subsidiary of Nationwide Financial Services, Inc.)



                        Consolidated Statements of Income
                                   (Unaudited)
                                  (in millions)

                                                                         THREE MONTHS ENDED            NINE MONTHS ENDED
                                                                           SEPTEMBER 30,                 SEPTEMBER 30,
                                                                     ---------------------------------------------------------
                                                                         2001          2000            2001          2000
==============================================================================================================================

REVENUES
  Policy charges                                                     $    243.9    $    284.8      $    768.0    $    823.5
  Life insurance premiums                                                  59.4          51.7           189.8         180.7
  Net investment income                                                   435.0         412.6         1,286.8       1,229.6
  Net realized gains (losses) on investments, hedging instruments
     and hedged items                                                      36.7          (2.1)           34.9         (15.9)
  Other                                                                     3.3           3.6            12.4          12.8
------------------------------------------------------------------------------------------------------------------------------
                                                                          778.3         750.6         2,291.9       2,230.7
------------------------------------------------------------------------------------------------------------------------------

BENEFITS AND EXPENSES
  Interest credited to policyholder account balances                      314.8         292.4           923.9         876.9
  Other benefits and claims                                                66.8          56.2           209.0         185.2
  Policyholder dividends on participating policies                          9.5           8.3            31.1          31.8
  Amortization of deferred policy acquisition costs                        85.2          91.6           265.2         263.7
  Interest expense on short-term borrowings                                 0.8           -               4.7           -
  Other operating expenses                                                109.8         125.2           327.3         365.7
------------------------------------------------------------------------------------------------------------------------------
                                                                          586.9         573.7         1,761.2       1,723.3
------------------------------------------------------------------------------------------------------------------------------

  Income before federal income tax expense and cumulative effect
   of adoption of accounting principles                                   191.4         176.9           530.7         507.4
Federal income tax expense                                                 52.8          50.9           141.9         157.2
------------------------------------------------------------------------------------------------------------------------------
  Income before cumulative effect of adoption of accounting
   principles                                                             138.6         126.0           388.8         350.2
Cumulative effect of adoption of accounting principles, net of tax          -             -              (7.1)          -
------------------------------------------------------------------------------------------------------------------------------
  Net income                                                         $    138.6    $    126.0      $    381.7    $    350.2
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

               NATIONWIDE LIFE INSURANCE COMPANY AND SUBSIDIARIES
       (a wholly owned subsidiary of Nationwide Financial Services, Inc.)

                           Consolidated Balance Sheets
                     (in millions, except per share amounts)

                                                                                           (UNAUDITED)
                                                                                          SEPTEMBER 30,       DECEMBER 31,
                                                                                               2001               2000
==============================================================================================================================

ASSETS
Investments:
   Securities available-for-sale, at fair value:
      Fixed maturity securities (cost $16,964.3 in 2001; $15,245.8 in 2000)             $      17,573.4     $      15,443.0
      Equity securities (cost $106.3 in 2001; $103.5 in 2000)                                      96.5               109.0
   Mortgage loans on real estate, net                                                           6,809.7             6,168.3
   Real estate, net                                                                               191.3               310.7
   Policy loans                                                                                   586.8               562.6
   Other long-term investments                                                                    117.9               101.8
   Short-term investments                                                                         771.2               442.6
------------------------------------------------------------------------------------------------------------------------------
                                                                                               26,146.8            23,138.0
------------------------------------------------------------------------------------------------------------------------------

Cash                                                                                               24.9                18.4
Accrued investment income                                                                         308.0               251.4
Deferred policy acquisition costs                                                               3,035.1             2,865.6
Other assets                                                                                      753.1               396.7
Assets held in separate accounts                                                               54,526.6            65,897.2
------------------------------------------------------------------------------------------------------------------------------
                                                                                        $      84,794.5     $      92,567.3
==============================================================================================================================

LIABILITIES AND SHAREHOLDER'S EQUITY
Future policy benefits and claims                                                       $      24,764.0     $      22,183.6
Short-term borrowings                                                                              25.0               118.7
Other liabilities                                                                               1,743.5             1,164.9
Liabilities related to separate accounts                                                       54,526.6            65,897.2
------------------------------------------------------------------------------------------------------------------------------
                                                                                               81,059.1            89,364.4
------------------------------------------------------------------------------------------------------------------------------

Shareholder's equity:
  Capital shares, $1 par value.  Authorized 5.0 million shares, issued and
    outstanding 3.8 million shares                                                                  3.8                 3.8
  Additional paid-in capital                                                                      646.1               646.1
  Retained earnings                                                                             2,783.0             2,436.3
  Accumulated other comprehensive income                                                          302.5               116.7
------------------------------------------------------------------------------------------------------------------------------
                                                                                                3,735.4             3,202.9
------------------------------------------------------------------------------------------------------------------------------
                                                                                        $      84,794.5     $      92,567.3
==============================================================================================================================



See accompanying notes to unaudited consolidated financial statements.

               NATIONWIDE LIFE INSURANCE COMPANY AND SUBSIDIARIES
       (a wholly owned subsidiary of Nationwide Financial Services, Inc.)

                 Consolidated Statements of Shareholder's Equity
                                   (Unaudited)
                  Nine Months Ended September 30, 2001 and 2000
                                  (in millions)

                                                                                                 ACCUMULATED
                                                                 ADDITIONAL                         OTHER             TOTAL
                                                     COMMON       PAID-IN        RETAINED       COMPREHENSIVE     SHAREHOLDER'S
                                                      STOCK       CAPITAL        EARNINGS       INCOME (LOSS)         EQUITY
==================================================================================================================================

Balance as of January 1, 2000                      $     3.8    $    766.1    $    2,011.0    $       (15.9)    $      2,765.0

Comprehensive income:
  Net income                                             -             -             350.2              -                350.2
  Net unrealized gains on securities available-for-
     sale arising during the period, net of tax          -             -               -               45.5               45.5
                                                                                                                 -----------------
Total comprehensive income                                                                                               395.7
Dividends to shareholder                                 -             -             (90.0)             -                (90.0)
----------------------------------------------------------------------------------------------------------------------------------
Balance as of September 30, 2000                   $     3.8    $    766.1    $    2,271.2    $        29.6     $      3,070.7
==================================================================================================================================

BALANCE AS OF JANUARY 1, 2001                      $     3.8    $    646.1    $    2,436.3    $       116.7     $      3,202.9

Comprehensive income:
  Net income                                             -             -             381.7              -                381.7
  Net unrealized gains on securities available-for-
     sale arising during the period, net of tax          -             -               -              176.1              176.1
  Cumulative effect of adoption of accounting
     principles, net of tax                              -             -               -                5.9                5.9
  Accumulated net gains on cash flow hedges,
     net of tax                                          -             -               -                3.8                3.8
                                                                                                                 -----------------
Total comprehensive income                                                                                               567.5
Dividends to shareholder                                 -             -             (35.0)             -                (35.0)
----------------------------------------------------------------------------------------------------------------------------------
BALANCE AS OF SEPTEMBER 30, 2001                   $     3.8    $    646.1    $    2,783.0    $       302.5     $      3,735.4
==================================================================================================================================


See accompanying notes to unaudited consolidated financial statements.

               NATIONWIDE LIFE INSURANCE COMPANY AND SUBSIDIARIES
       (a wholly owned subsidiary of Nationwide Financial Services, Inc.)


                      Consolidated Statements of Cash Flows
                                   (Unaudited)
                  Nine Months Ended September 30, 2001 and 2000
                                  (in millions)

                                                                                                2001              2000
============================================================================================================================
CASH FLOWS FROM OPERATING ACTIVITIES
Net income                                                                                 $      381.7      $     350.2
Adjustments to reconcile net income to net cash provided by operating activities:
  Interest credited to policyholder account balances                                              923.9            876.9
  Capitalization of deferred policy acquisition costs                                            (556.9)          (586.8)
  Amortization of deferred policy acquisition costs                                               265.2            263.7
  Amortization and depreciation                                                                   (23.4)            (7.4)
  Realized (gains) losses on investments, hedging instruments and hedged items                    (34.9)            15.9
  Cumulative effect of adoption of accounting principles                                           10.9              -
  Increase in accrued investment income                                                           (56.6)            (9.2)
  Increase in other assets                                                                       (186.8)           (53.3)
  Increase in policy liabilities                                                                   21.1              0.5
  Increase in other liabilities                                                                   248.6            269.7
  Other, net                                                                                        2.4             27.4
----------------------------------------------------------------------------------------------------------------------------
    Net cash provided by operating activities                                                     995.2          1,147.6
----------------------------------------------------------------------------------------------------------------------------

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from maturity of securities available-for-sale                                         3,076.6          2,479.2
Proceeds from sale of securities available-for-sale                                               247.7            432.3
Proceeds from repayments of mortgage loans on real estate                                         639.8            609.4
Proceeds from sale of real estate                                                                 168.5              2.2
Proceeds from repayments of policy loans and sale of other invested assets                         57.3             17.2
Cost of securities available-for-sale acquired                                                 (4,958.7)        (2,345.8)
Cost of mortgage loans on real estate acquired                                                 (1,246.8)          (950.1)
Cost of real estate acquired                                                                       (0.3)            (6.1)
Short-term investments, net                                                                      (328.6)          (197.3)
Other, net                                                                                       (150.9)          (116.8)
----------------------------------------------------------------------------------------------------------------------------
    Net cash used in investing activities                                                      (2,495.4)           (75.8)
----------------------------------------------------------------------------------------------------------------------------

CASH FLOWS FROM FINANCING ACTIVITIES
Net proceeds from issuance of short-term borrowings                                               (93.7)             -
Cash dividends paid                                                                               (35.0)          (140.0)
Increase in investment and universal life insurance product account balances                    4,517.3          3,609.4
Decrease in investment and universal life insurance product account balances                   (2,881.9)        (4,544.0)
----------------------------------------------------------------------------------------------------------------------------
    Net cash provided by (used in) financing activities                                         1,506.7         (1,074.6)
----------------------------------------------------------------------------------------------------------------------------

Net increase (decrease) in cash                                                                     6.5             (2.8)

Cash, beginning of period                                                                          18.4              4.8
----------------------------------------------------------------------------------------------------------------------------
Cash, end of period                                                                        $       24.9      $       2.0
============================================================================================================================

See accompanying notes to unaudited consolidated financial statements.

               NATIONWIDE LIFE INSURANCE COMPANY AND SUBSIDIARIES
      (a wholly owned subsidiary of Nationwide Financial Services, Inc.)


              Notes to Unaudited Consolidated Financial Statements
                      Nine Months Ended September 30, 2001


(1)      Basis of Presentation
         ---------------------

         The accompanying unaudited consolidated financial statements of Nationwide Life Insurance Company and subsidiaries (NLIC or collectively, the Company) have been prepared in accordance with accounting principles generally accepted in the United States of America (GAAP), which differ from statutory accounting practices prescribed or permitted by regulatory authorities, for interim financial information and with the instructions to Form 10-Q and
         Article 10 of Regulation S-X. Accordingly, they do not include all information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. The financial information included herein reflects all adjustments (all of which are normal and recurring in nature) which are, in the opinion of management, necessary for a fair presentation of financial position and results of operations. Operating results for all periods presented are not necessarily indicative of the results that may be expected for the full year. All significant intercompany balances and transactions have been eliminated. The accompanying unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements and related notes for the year ended December 31, 2000 included in the Company's annual report on Form 10-K.

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

         SFAS 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001 and the use of the pooling-of-interests method has been eliminated.

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

         In October 2001, the FASB issued Statement of Financial Accounting Standards No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets (SFAS 144). SFAS 144 supersedes SFAS 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of, and APB Opinion No. 30, Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions. SFAS 144 is effective for fiscal years beginning after December 15, 2001 (January 1, 2002 for the Company) and will carry forward many of the provisions of SFAS 121 and Opinion 30. Under SFAS 144, if a long-lived asset is part of a group that includes other assets and liabilities, then the provisions of SFAS 144 apply to the entire group. In addition, SFAS 144 does not apply to goodwill and other intangible assets that are not amortized. Management does not expect the adoption of SFAS 144 to have a material impact on the results of operations or financial position of the Company.

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

         QUANTITATIVE DISCLOSURE

         Fair Value Hedges

         Changes in the fair value of derivative instruments designated as fair value hedges, and the corresponding changes in the fair value of the hedged asset or liability, attributable to the risk being hedged, are included in net realized gains and losses on investments, hedging instruments and hedged items in the consolidated statements of income. Amounts receivable or payable under interest rate swaps are recognized as an adjustment to net investment income or interest credited to policyholder account balances consistent with the nature of the hedged item.

         During the three and nine months ended September 30, 2001, losses of $4.2 million and $3.2 million, respectively, were recognized in net realized gains and losses on investments, hedging instruments and hedged items. This represents the ineffective portion of the fair value hedging relationships. There were no gains or losses attributable to the portion of the derivative instrument's change in value excluded from the assessment of hedge effectiveness. There were also no gains or losses recognized in earnings as a result of hedged firm commitments no longer qualifying as fair value hedges.

         Cash Flow Hedges

         Changes in the fair value of derivative instruments designated as cash flow hedges are reported in accumulated other comprehensive income
         (AOCI). Amounts receivable or payable under interest rate swaps are recognized as an adjustment to net investment income or interest credited to policyholder account balances consistent with the nature of the hedged item. In the event that a derivative instrument was liquidated and the hedged item remained on the books, the gain or loss on the derivative would be reclassified out of AOCI over the life of the underlying asset. The Company is not anticipating any reclassifications out of AOCI over the next 12-month period.

         The ineffective portion of cash flow hedges is included in net realized gains and losses on investments, hedging instruments and hedged items in the consolidated statements of income. For the three months ended September 30, 2001, the ineffective portion of cash flow hedges was less than $0.1 million. There were no gains or losses attributable to the portion of the derivative instruments' change in value excluded from the assessment of hedge effectiveness.

         Other Derivative Instruments, Including Embedded Derivatives

         Net realized gains and losses on investments, hedging instruments and hedged items for the three and nine months ended September 30, 2001 include a gain of $0.4 million and a loss of $1.4 million, respectively, related to other derivative instruments, including embedded derivatives. For the three and nine months ended September 30, 2001 a $50.6 million gain and a $14.2 million loss, respectively, were recorded on the change in value of cross-currency interest rate swaps hedging variable rate medium-term notes denominated in foreign currencies. An offsetting loss of $50.4 million and a gain of $12.6 million were recorded to reflect the change in spot rates during the three and nine months ended September 30, 2001 on these variable rate liabilities.

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

                                                                       THREE MONTHS ENDED            NINE MONTHS ENDED
                                                                         SEPTEMBER 30,                  SEPTEMBER 30,
           -------------------------------------------------------------------------------------------------------------------
           (in millions)                                            2001            2000            2001            2000
           ===================================================================================================================

           Unrealized gains (losses) on securities
            available-for-sale arising during the period:
                Transition adjustment - EITF 99-20              $      -        $      -        $      3.5     $      -
                Gross                                                229.3           116.0           381.4            86.6
                Adjustment to deferred policy acquisition costs      (78.1)          (34.9)         (122.2)          (25.8)
                Related federal income tax expense                   (52.9)          (28.4)          (91.9)          (21.3)
           -------------------------------------------------------------------------------------------------------------------
                     Net                                              98.3            52.7           170.8            39.5
           -------------------------------------------------------------------------------------------------------------------

           Reclassification adjustment for net losses (gains)
              on securities available-for-sale realized during
              the period:
                Gross                                                  6.4            (2.9)           11.7             9.2
                Related federal income tax (benefit) expense          (2.2)            1.0            (4.1)           (3.2)
           -------------------------------------------------------------------------------------------------------------------
                     Net                                               4.2            (1.9)            7.6             6.0
           -------------------------------------------------------------------------------------------------------------------

           Other comprehensive income on securities
               available-for-sale                                    102.5            50.8           178.4            45.5
           -------------------------------------------------------------------------------------------------------------------

           Accumulated net gain on cash flow hedges:
                 Transition adjustment - FAS 133                       -               -               5.6             -
                 Gross                                                 5.0             -               5.8             -
                 Related federal income tax expense                   (1.8)            -              (4.0)            -
           -------------------------------------------------------------------------------------------------------------------
                      Other comprehensive income on cash
                         flow hedges                                   3.2             -               7.4             -
           -------------------------------------------------------------------------------------------------------------------

           Total Other Comprehensive Income                    $     105.7      $     50.8      $    185.8  $         45.5
           ===================================================================================================================

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

         The following table summarizes the financial results of the Company's business segments for the three months ended September 30, 2001 and 2000.

                                                INDIVIDUAL    INSTITUTIONAL        LIFE
         (in millions)                           ANNUITY         PRODUCTS       INSURANCE       CORPORATE        TOTAL
         ===================================================================================================================

         2001
         Net investment income                 $     135.7    $      211.8    $       80.7    $        6.8   $      435.0
         Other operating revenue                     134.4            47.3           121.6             3.3          306.6
         -------------------------------------------------------------------------------------------------------------------
            Total operating revenue(1)               270.1           259.1           202.3            10.1          741.6
         -------------------------------------------------------------------------------------------------------------------

         Interest credited to policyholder
            account balances                         111.0           159.2            44.6             -            314.8
         Amortization of deferred policy
            acquisition costs                         53.0            10.4            21.8             -             85.2
         Interest expense on short-term
            borrowings                                 -               -               -               0.8            0.8
         Other benefits and expenses                  52.7            40.5            92.5             0.4          186.1
         -------------------------------------------------------------------------------------------------------------------
            Total expenses                           216.7           210.1           158.9             1.2          586.9
         -------------------------------------------------------------------------------------------------------------------

         Operating income before federal
            income tax expense(1)                     53.4            49.0            43.4             8.9          154.7
         Net realized gains on investments,
            hedging instruments and hedged
            items                                      -               -               -              36.7           36.7
         -------------------------------------------------------------------------------------------------------------------

         Income before federal income tax
            expense and cumulative effect of
            adoption of accounting principles  $      53.4    $       49.0    $       43.4    $       45.6   $      191.4
         ===================================================================================================================

               NATIONWIDE LIFE INSURANCE COMPANY AND SUBSIDIARIES
       (a wholly owned subsidiary of Nationwide Financial Services, Inc.)

         Notes to Unaudited Consolidated Financial Statements, Continued

                                                INDIVIDUAL    INSTITUTIONAL        LIFE
         (in millions)                           ANNUITY         PRODUCTS       INSURANCE       CORPORATE        TOTAL
         ===================================================================================================================

         2000
         Net investment income                $      119.5    $      203.7    $       73.5    $       15.9   $      412.6
         Other operating revenue                     153.6            68.9           114.0             3.6          340.1
         -------------------------------------------------------------------------------------------------------------------
            Total operating revenue(1)               273.1           272.6           187.5            19.5          752.7
         -------------------------------------------------------------------------------------------------------------------

         Interest credited to policyholder
            account balances                          98.8           153.6            40.0             -            292.4
         Amortization of deferred policy
            acquisition costs                         60.9            15.2            15.5             -             91.6
         Other benefits and expenses                  41.6            46.0            92.9             9.2          189.7
         -------------------------------------------------------------------------------------------------------------------
            Total expenses                           201.3           214.8           148.4             9.2          573.7
         -------------------------------------------------------------------------------------------------------------------

         Operating income before federal
            income tax expense(1)                     71.8            57.8            39.1            10.3          179.0
         Net realized losses on investments,
            hedging instruments and hedged
            items                                      -               -               -              (2.1)          (2.1)
         -------------------------------------------------------------------------------------------------------------------

         Income (loss) before federal
            income tax expense and
            cumulative effect of adoption of
            accounting principles             $       71.8    $       57.8    $       39.1    $        8.2   $      176.9
         ===================================================================================================================

         --------------

         (1) Excludes net realized gains and losses on investments, hedging instruments and hedged items.

               NATIONWIDE LIFE INSURANCE COMPANY AND SUBSIDIARIES
       (a wholly owned subsidiary of Nationwide Financial Services, Inc.)

         Notes to Unaudited Consolidated Financial Statements, Continued


         The following table summarizes the financial results of the Company's business segments for the nine months ended September 30, 2001 and 2000.

                                                INDIVIDUAL    INSTITUTIONAL        LIFE
         (in millions)                           ANNUITY         PRODUCTS       INSURANCE       CORPORATE        TOTAL
         ===================================================================================================================
         2001
         Net investment income                  $    387.3    $      635.3    $      241.7    $       22.5   $    1,286.8
         Other operating revenue                     422.8           158.6           376.7            12.1          970.2
         -------------------------------------------------------------------------------------------------------------------
            Total operating revenue(1)               810.1           793.9           618.4            34.6        2,257.0
         -------------------------------------------------------------------------------------------------------------------

         Interest credited to policyholder
            account balances                         316.4           476.0           131.5             -            923.9
         Amortization of deferred policy
            acquisition costs                        164.2            36.2            64.8             -            265.2
         Interest expense on short-term
            borrowings                                 -               -               -               4.7            4.7
         Other benefits and expenses                 152.4           123.3           286.2             5.5          567.4
         -------------------------------------------------------------------------------------------------------------------
            Total expenses                           633.0           635.5           482.5            10.2        1,761.2
         -------------------------------------------------------------------------------------------------------------------

         Operating income before federal
            income tax expense(1)                    177.1           158.4           135.9            24.4          495.8
         Net realized gains on investments,
            hedging instruments and hedged
            items                                      -               -               -              34.9           34.9
         -------------------------------------------------------------------------------------------------------------------

         Income before federal income tax
            expense and cumulative effect of
            adoption of accounting principles   $    177.1    $      158.4    $      135.9    $       59.3   $      530.7
         ===================================================================================================================

         Assets as of period end                $ 39,944.9    $   33,120.7    $    8,548.1    $    3,180.8   $   84,794.5
         ===================================================================================================================

               NATIONWIDE LIFE INSURANCE COMPANY AND SUBSIDIARIES
       (a wholly owned subsidiary of Nationwide Financial Services, Inc.)

         Notes to Unaudited Consolidated Financial Statements, Continued


                                                INDIVIDUAL    INSTITUTIONAL        LIFE
         (in millions)                           ANNUITY         PRODUCTS       INSURANCE       CORPORATE        TOTAL
         ===================================================================================================================
         2000
         Net investment income                $      361.1    $      612.2    $      214.2    $       42.1   $    1,229.6
         Other operating revenue                     476.0           192.7           335.5            12.8        1,017.0
         -------------------------------------------------------------------------------------------------------------------
            Total operating revenue(1)               837.1           804.9           549.7            54.9        2,246.6
         -------------------------------------------------------------------------------------------------------------------

         Interest credited to policyholder
            account balances                         296.8           465.5           114.6             -            876.9
         Amortization of deferred policy
            acquisition costs                        175.1            39.2            49.4             -            263.7
         Other benefits and expenses                 150.6           127.4           276.8            27.9          582.7
         -------------------------------------------------------------------------------------------------------------------
            Total expenses                           622.5           632.1           440.8            27.9        1,723.3
         -------------------------------------------------------------------------------------------------------------------

         Operating income before federal
            income tax expense(1)                    214.6           172.8           108.9            27.0          523.3
         Net realized losses on investments,
            hedging instruments and hedged
            items                                      -               -               -             (15.9)         (15.9)
         -------------------------------------------------------------------------------------------------------------------

         Income before federal income tax
            expense and cumulative effect of
            adoption of accounting principles $      214.6    $      172.8    $      108.9    $       11.1   $      507.4
         ===================================================================================================================

         Assets as of period end              $   47,255.8    $   40,005.9    $    7,939.0    $    2,486.5   $   97,687.2
         ===================================================================================================================

         ----------
         (1) Excludes net realized gains and losses on investments, hedging instruments and hedged items.

(6)      Contingencies
         --------------

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

              RESULTS OF OPERATIONS

              Revenues

              Total operating revenues, which exclude net realized gains and losses on investments, hedging instruments and hedged items for third quarter 2001 increased to $741.6 million compared to $752.7 million for the same period in 2000. For the first nine months of 2001 and 2000, total operating revenues were $2.26 billion and $2.25 billion, respectively.

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

                                                                    THREE MONTHS ENDED          NINE MONTHS ENDED
                                                                      SEPTEMBER 30,               SEPTEMBER 30,
                                                                -------------------------------------------------------
                  (in millions)                                     2001          2000          2001          2000
                  =====================================================================================================

                  Asset fees                                    $    149.7    $    185.6    $    466.6    $    541.5
                  Cost of insurance charges                           51.5          40.4         147.7         112.5
                  Administrative fees                                 26.4          35.7          98.8          99.6
                  Surrender fees                                      16.3          23.1          54.9          69.9
                  -----------------------------------------------------------------------------------------------------
                    Total policy charges                        $    243.9    $    284.8    $    768.0    $    823.5
                  =====================================================================================================

              The decline in asset fees reflects a decrease in total average separate account assets of $12.07 billion (18%) and $5.28 billion (8%) for the three and nine months ended September 30, 2001, respectively, compared to the same periods a year ago. Market depreciation on variable annuity and investment life insurance products, partially offset by net flows into these products, have resulted in the decrease in average separate account balances.

              Cost of insurance charges are assessed on the net amount at risk on universal life insurance policies. The net amount at risk is equal to a policy's death benefit minus the related policyholder account value. The amount charged is based on the insured's age and other underwriting factors. The increase in cost of insurance charges is due primarily to growth in the net amount at risk related to corporate and individual investment life insurance reflecting expanded distribution and increased acceptance by producers and consumers. The net amount at risk related to corporate and individual investment life insurance grew to $32.0 billion as of September 30, 2001 compared to $26.30 billion a year ago.

              The decline in administrative fees in third quarter 2001 compared to a year ago is partially attributable to a decrease in premiums on individual investment life policies and certain corporate-owned life policies where the Company collects a premium load. Also contributing to the decline are case terminations in the Institutional Products segment that generated additional administrative fees in third quarter 2000. Surrender charges decreased as a result of continued improvement in customer retention in the Individual Annuity segment in the first nine months of 2001 compared to the same period a year ago.

              Net investment income includes the investment income earned on investments supporting fixed annuities and certain life insurance products as well as the yield on the Company's general account invested assets which are not allocated to product segments, net of related investment expenses. General account assets supporting insurance products are closely correlated to the underlying reserves on these products. Net investment income grew from $412.6 million in the third quarter of 2000 to $435.0 million in the third quarter of 2001 and from $1.23 billion in the first nine months of 2000 to $1.29 billion in the first nine months of 2001. The increases were primarily due to increased invested assets to support growth in individual fixed annuity, institutional products and life insurance policy reserves, partially offset by lower yields. General account reserves supporting these products increased $2.96 billion to $24.76 billion as of the end of third quarter 2001 compared to $21.80 billion a year ago.

              Realized gains and losses on investments, hedging instruments and hedged items are not considered by the Company to be recurring components of earnings. The Company makes decisions concerning the sale of invested assets based on a variety of market, business, tax and other factors. In addition, included in this caption are changes in the fair value of items qualifying as fair value hedges, the related hedged items and the ineffective portion of cash flow hedges, all of which are not considered recurring components of earnings.

              Other income includes management fees, commissions and other income earned by subsidiaries of the Company that provide investment management, marketing, distribution and administration services.

              Benefits and Expenses

              Interest credited to policyholder account balances totaled $314.8 million in third quarter 2001 compared to $292.4 million in third quarter 2000, while year-to-date 2001 interest credited totaled $923.9 million compared to $876.9 million a year ago and principally relates to fixed annuities, both individual and institutional, and investment life insurance products. The growth in interest credited reflects the increase in policy reserves for these products, partially offset by lower crediting rates in the Institutional segment.

              The decline in amortization of deferred policy acquisition costs
              (DAC), which totaled $85.2 million and $91.6 million in the third quarter of 2001 and 2000, respectively, is consistent with lower earnings in the Individual Annuity segment. On a year-to-date basis, DAC amortization totaled $265.2 million in 2001 compared to $263.7 million in 2000.

              Operating expenses decreased 12% to $109.8 million in third quarter 2001 compared to $125.2 million in third quarter 2000. For the first nine months of 2001, operating expenses were $327.3 million, down 11% from $365.7 million for the first nine months of 2000. The decrease reflects the Company's commitment to aggressive expense management in response to volatile equity markets.

              Federal income tax expense was $52.8 million in third quarter 2001 compared to $50.9 million in third quarter 2000, representing effective tax rates of 27.6% and 28.8% for third quarter 2001 and 2000 respectively. For the first nine months of 2001 and 2000 federal income tax expense was $141.9 million and $157.2 million, representing effective tax rates of 26.7% and 31.0%, respectively. An increase in tax exempt income and investment tax credits resulted in the decrease in effective rates.

              Other Data

              In managing business, the Company analyzes operating performance using a non-GAAP measure called net operating income. The Company calculates net operating income by adjusting net income to exclude net realized gains and losses on investments, hedging instruments and hedged items and cumulative effect of change in accounting principles. Net operating income or similar measures are commonly used in the insurance industry as a measure of ongoing earnings performance.

              The excluded items are important in understanding the Company's overall results of operations. Net operating income should not be viewed as a substitute for net income determined in accordance with GAAP, and you should note that the Company's definition of net operating income may differ from that used by other companies. However, the Company believes that the presentation of net operating income as it is measured for management purposes enhances the understanding of the Company's results of operations by highlighting the results from ongoing operations and the underlying profitability factors of the Company's business. The Company excludes net realized gains and losses on investments, hedging instruments and hedged items from net operating income because the timing of transactions resulting in recognition of gains or losses is largely at the Company's discretion and the amount of these gains and losses is heavily influenced by and fluctuates in part according to the availability of market opportunities. Including the fluctuating effects of these transactions could distort trends in the underlying profitability of the Company's business.

              The following table reconciles the Company's reported net income to net operating income for the periods indicated.

                                                                              THREE MONTHS ENDED        NINE MONTHS ENDED
                                                                                 SEPTEMBER 30,            SEPTEMBER 30,
                                                                            -------------------------------------------------
                  (in millions)                                                2001         2000        2001        2000
                  ===========================================================================================================

                  Net income                                                 $   138.6    $   126.0   $   381.7   $   350.2
                  Net realized (gains) losses on investments,
                     hedging instruments and hedged items, net of tax            (23.9)         1.3       (22.7)       10.3
                  Cumulative effect of adoption of accounting principles,
                     net of tax                                                    -            -           7.1         -
                  -----------------------------------------------------------------------------------------------------------
                    Net operating income                                    $    114.7    $   127.3   $   366.1   $   360.5
                  ===========================================================================================================

              Recently Issued Accounting Pronouncements

              See note 2 to the unaudited consolidated financial statements for a discussion of recently issued accounting pronouncements.

              Sales Information

              In managing business, the Company regularly monitors and reports a non-GAAP measure titled sales. Sales or similar measures are commonly used in the insurance industry as a measure of business generated in the period.

              Sales should not be viewed as a substitute for revenues determined in accordance with GAAP, and the Company's definition of sales might differ from that used by other companies. Sales generate assets, which ultimately drive revenues from policy charges. Sales are comprised of statutory premiums or deposits on annuities, pension plans and life insurance products sold to a wide variety of customer bases. Statutory premiums and deposits are calculated in accordance with accounting practices prescribed or permitted by regulatory authorities and then adjusted to arrive at sales. Sales also include deposits on administration only group pension plans.

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

              The Company believes that the presentation of sales as measured for management purposes enhances the understanding of the Company's business and helps depict trends that may not be apparent in the results of operations due to differences between the timing of sales and revenue recognition.

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

              Sales by product and segment for the comparable periods of 2001 and 2000 are summarized as follows:

                                                                THREE MONTHS ENDED           NINE MONTHS ENDED
                                                                   SEPTEMBER 30,               SEPTEMBER 30,
                                                            --------------------------------------------------------
              (in millions)                                     2001          2000          2001          2000
              ======================================================================================================

              The BEST of AMERICA products                  $     895.1   $   1,398.3   $   2,948.3   $   4,282.1
              Private label annuities                             359.7         235.6       1,116.7         784.3
              Other                                                 -             5.8           2.8          81.0
              ------------------------------------------------------------------------------------------------------
                Total individual variable annuity sales         1,254.8       1,639.7       4,067.8       5,147.4
              ------------------------------------------------------------------------------------------------------

              Deferred fixed annuities                            543.7         133.5       1,296.9         325.0
              Immediate fixed annuities                            29.4          26.2         102.5          95.8
              ------------------------------------------------------------------------------------------------------
                Total individual fixed annuity sales              573.1         159.7       1,399.4         420.8
              ------------------------------------------------------------------------------------------------------
                  Total individual annuity sales            $   1,827.9   $   1,799.4   $   5,467.2   $   5,568.2
              ======================================================================================================

              The BEST of AMERICA products                  $     716.4   $     897.3   $   2,425.0   $   3,046.4
              Other                                                16.6          11.1          43.9          37.4
              ------------------------------------------------------------------------------------------------------
                Total private sector pension plan sales           733.0         908.4       2,468.9       3,083.8
              ------------------------------------------------------------------------------------------------------

                Total public sector pension plan sales -
                   IRC Section 457 annuities                      366.8         427.5       1,156.9       1,732.8
              ------------------------------------------------------------------------------------------------------
                  Total institutional products sales        $   1,099.8   $   1,335.9   $   3,625.8   $   4,816.6
              ======================================================================================================

              The BEST of AMERICA variable life series      $     120.4   $   155.8     $     409.9   $     419.2
              Corporate-owned life insurance                       78.0       152.9           593.7         476.2
              Traditional/Universal life insurance                 56.7        59.2           178.9         179.8
              ------------------------------------------------------------------------------------------------------
              Total life insurance sales                    $     255.1   $   367.9     $   1,182.5   $   1,075.2
              ======================================================================================================

              The Company sells its products through a broad distribution network. Unaffiliated entities that sell the Company's products to their own customer base include independent broker/dealers, brokerage firms, financial institutions, pension plan administrators and life insurance specialists. Representatives of the Company who market products directly to a customer base identified by the Company consists of Nationwide Retirement Solutions. The Company also distributes savings products through the agency distribution force of its ultimate parent company, Nationwide Mutual Insurance Company.

              Sales by distribution channel are summarized as follows.

                                                                    THREE MONTHS ENDED          NINE MONTHS ENDED
                                                                      SEPTEMBER 30,               SEPTEMBER 30,
                                                                -------------------------------------------------------
                  (in millions)                                     2001          2000          2001          2000
                  =====================================================================================================

                  Independent broker/dealers                    $      937.2  $   1,456.2   $  3,198.7    $  4,593.4
                  Brokerage firms                                      568.5        294.5      1,598.2         902.7
                  Financial institutions                               818.8        736.6      2,361.8       2,148.1
                  Pension plan administrators                          224.7        228.7        767.8         819.6
                  Life insurance specialists                            78.1        154.9        593.8         482.5
                  Nationwide agents                                    171.2        184.6        533.7         619.5
                  Nationwide Retirement Solutions                      384.3        447.7      1,221.5       1,894.2
                  -----------------------------------------------------------------------------------------------------

              The decrease in sales in the independent broker/dealer channel reflects lower demand for variable annuities due to volatile equity markets and a shift in private sector pension plan sales from group annuities issued by the Company to trust products issued by an affiliate, Nationwide Trust Company.

              Sales through brokerage firms increased 93% in third quarter 2001 compared to third quarter 2000 and are up 77% for the first nine months, principally due to the addition of Waddell & Reed as a distributor.

              Sales through financial institutions grew 11% in third quarter 2001 compared to a year ago, and grew 10% for the first nine months of 2001 compared to the first nine months of 2000, driven mainly by the appointment of new distributors in the bank channel who sell fixed annuity products.

              The increase in sales through life insurance specialists during the first nine months of 2001 compared to the same period a year ago reflects increased sales of COLI products that occurred in the first half of 2001. Third quarter 2001 sales through this channel were impacted by the volatile economic climate as fewer businesses are creating new employee benefit programs.

              Nationwide Retirement Solutions sales reached $384.3 million during third quarter 2001, a 14% decrease from a year ago. In this channel, sales declined from a year ago reflecting the impact of previously lost cases on recurring deposits. The decline in sales is also attributable to a shift in both Private and Public sector sales from group annuity contracts issued by the Company to administration only and Trust Company products provided by affiliates. Lower sales through this channel for the first nine months of 2001 compared to the same period a year ago reflects the impact of previously lost cases on recurring deposits.



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

                                                                             THREE MONTHS ENDED           NINE MONTHS ENDED
                                                                                SEPTEMBER 30,               SEPTEMBER 30,
                                                                        -------------------------------------------------------
                 (in millions)                                               2001          2000          2001          2000
              =================================================================================================================

                 Individual Annuity                                        $  53.4       $  71.8       $ 177.1       $ 214.6
                 Institutional Products                                       49.0          57.8         158.4         172.8
                 Life Insurance                                               43.4          39.1         135.9         108.9
                 Corporate                                                     8.9          10.3          24.4          27.0
              -----------------------------------------------------------------------------------------------------------------
                   Operating income before federal income tax expense      $ 154.7       $ 179.0       $ 495.8       $ 523.3
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

                                                                            THREE MONTHS ENDED          NINE MONTHS ENDED
                                                                              SEPTEMBER 30,               SEPTEMBER 30,
                                                                        -------------------------------------------------------
              (in millions)                                                 2001          2000          2001          2000
              =================================================================================================================

              INCOME STATEMENT DATA
              Revenues:
                Policy charges                                          $      120.2  $      147.0  $      374.9  $     437.8
                Net investment income                                          135.7         119.5         387.3        361.1
                Premiums on immediate annuities                                 14.2           6.6          47.9         38.2
              -----------------------------------------------------------------------------------------------------------------
                                                                               270.1         273.1         810.1        837.1
              -----------------------------------------------------------------------------------------------------------------

              Benefits and expenses:
                Interest credited to policyholder account balances             111.0          98.8         316.4        296.8
                Other benefits                                                  16.4           7.5          52.0         39.4
                Amortization of deferred policy acquisition costs               53.0          60.9         164.2        175.1
                Other operating expenses                                        36.3          34.1         100.4        111.2
              -----------------------------------------------------------------------------------------------------------------
                                                                               216.7         201.3         633.0        622.5
              -----------------------------------------------------------------------------------------------------------------
              Operating income before federal income tax expense        $       53.4  $       71.8  $      177.1  $     214.6
              =================================================================================================================

              OTHER DATA
              Sales:
                Individual variable annuities                           $    1,254.8  $    1,639.7  $    4,067.8  $    5,147.4
                Individual fixed annuities                                     573.1         159.7       1,399.4         420.8
              -----------------------------------------------------------------------------------------------------------------
                 Total individual annuity sales                         $    1,827.9  $    1,799.4  $    5,467.2  $    5,568.2
              =================================================================================================================

              Average account balances:
                General account                                         $    7,808.8  $    6,893.1  $     7,336.1  $   6,965.6
                Separate account                                            32,754.8      39,008.8       34,006.6     38,146.1
              -----------------------------------------------------------------------------------------------------------------
                 Total average account balances                         $   40,563.6  $   45,901.9  $    41,342.7  $  45,111.7
              =================================================================================================================

              Account balances as of period end:
                Individual variable annuities                           $   32,758.2  $   41,645.8
                Individual fixed annuities                                   5,164.1       3,792.0
              -----------------------------------------------------------------------------------------------------------------
                 Total account balances                                 $   37,922.3  $   45,437.8
              =================================================================================================================

              Return on average equity                                          12.0%         21.5%          14.3%         20.9%
              Pre-tax operating income to average account balances              0.53%         0.63%          0.57%         0.63%
              ------------------------------------------------------------------------------------ -----------------------------

              Pre-tax operating earnings totaled $53.4 million in third quarter 2001, down 26% compared to a year ago earnings of $71.8 million. For the first nine months of 2001 pre-tax operating earnings were $177.1 million compared to $214.6 million for the first nine months of 2000.

              Asset fees decreased to $103.1 million in the third quarter of 2001, down 17% from $124.1 million in the same period a year ago. For the first nine months of 2001, asset fees totaled $318.7 million down 12% from the first nine months of 2000 total of $361.9 million. Asset fees are calculated daily and charged as a percentage of separate account assets. The decrease in asset fees is due to market depreciation on investments underlying reserves. For the three and nine months ended September 30, 2001, average separate account assets decreased 16% to $32.75 billion and 11% to $34.01 billion respectively, compared to the same periods a year ago.

              Surrender fees decreased by $5.6 million to $12.8 million in the third quarter of 2001 compared to a year ago. For the first nine months of 2001, surrender fees totaled $42.3 million compared to $61.3 million in the same period a year ago. These decreases were due to improved persistency in individual variable and fixed annuities.

              Operating expenses were $36.3 million in third quarter 2001, an increase of 6% over third quarter 2000. During the first nine months of 2001, operating expenses totaled $100.4 million, a decrease of 10% over the first nine months of 2000 total of $111.2 million reflecting management's focus on expense management in response to volatile equity markets.

              The following table depicts the interest spread on average general account reserves in the Individual Annuity segment for the periods indicated.

                                                                  THREE MONTHS ENDED          NINE MONTHS ENDED
                                                                     SEPTEMBER 30,               SEPTEMBER 30,
                                                               -------------------------------------------------------
                                                                   2001          2000          2001          2000
              ========================================================================================================

              Net investment income                                  7.50%         7.89%         7.65%         7.84%
              Interest credited                                      5.69          5.73          5.75          5.68
              --------------------------------------------------------------------------------------------------------
                   Interest spread                                   1.81%         2.16%         1.90%         2.16%
              ========================================================================================================

              Interest spreads narrowed in the third quarter of 2001 and on a year-to-date basis compared to the prior year. A combination of the current competitive environment, a sharp decline in interest rates and a by-product of the Company's investment strategy all contributed to the reduction in spreads. As a strategic move to maintain market share, the Company did not lower crediting rates in the third quarter as quickly as earned rates declined. In addition, throughout 2001, the Company had a significant increase in cash flows in the general account due to strong fixed annuity sales. During the time between when a commitment is made to purchase a commercial mortgage loan or private placement bond and closing, typically 30 to 60 days, the cash is invested short-term. This strategy, while sound over the long-term, can provide short-term pressure on spreads, especially in a declining interest rate environment.

              Led by variable product deposits of $1.42 billion offset by withdrawals and surrenders of $1.09 billion, Individual Annuity segment deposits in third quarter 2001 of $1.99 billion offset by withdrawals and surrenders totaling $1.17 billion generated net flows of $825.7 million compared to the $641.1 million achieved a year ago. Despite the competitive nature of the individual annuity market, the Company has demonstrated the ability to generate positive net flows by expanding its broad distribution network and innovative product development resources.

              The decrease in pre-tax operating income to average assets in third quarter and the first nine months of 2001 compared to the same periods in 2000 is primarily a result of the Company's expense structure not being as elastic as the revenue stream.

              Individual Annuity sales, which exclude internal replacements, during third quarter 2001 were $1.83 billion, up slightly from $1.80 billion in the year ago quarter, while year-to-date 2001 sales of individual annuities were $5.47 billion compared to $5.57 billion in 2000. The addition of new selling arrangements and volatile equity markets drove the growth in sales of deferred fixed annuities which totaled $543.7 million in the third quarter 2001 compared to $133.5 million in third quarter 2000, offsetting the decline in variable annuity sales. Sales of deferred fixed annuities for the first nine months of 2001 were $1.30 billion compared to $325.0 million for the first nine months of 2000.

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

                                                                              THREE MONTHS ENDED          NINE MONTHS ENDED
                                                                                SEPTEMBER 30,               SEPTEMBER 30,
                                                                        -------------------------------------------------------
              (in millions)                                                 2001          2000          2001          2000
              =================================================================================================================

              INCOME STATEMENT DATA
              Revenues:
                Asset fees                                              $       42.4  $       57.2  $      135.4  $     167.8
                Net investment income                                          211.8         203.7         635.3        612.2
                Other                                                            4.9          11.7          23.2         24.9
              -----------------------------------------------------------------------------------------------------------------
                                                                               259.1         272.6         793.9        804.9
              -----------------------------------------------------------------------------------------------------------------

              Benefits and expenses:
                Interest credited to policyholder account balances             159.2         153.6         476.0        465.5
                Other benefits and expenses                                     50.9          61.2         159.5        166.6
              -----------------------------------------------------------------------------------------------------------------
                                                                               210.1         214.8         635.5        632.1
              -----------------------------------------------------------------------------------------------------------------
                  Operating income before federal income tax expense    $       49.0  $       57.8  $      158.4  $     172.8
              =================================================================================================================

              OTHER DATA
              Sales:
                Private sector pension plans                            $      733.0  $      908.4  $    2,468.9  $   3,083.8
                Public sector pension plans                                    366.8         427.5       1,156.9      1,732.8
              -----------------------------------------------------------------------------------------------------------------
                  Total institutional products sales                    $    1,099.8  $    1,335.9  $    3,625.8  $   4,816.6
              =================================================================================================================

              Average account balances:
                General account                                         $   11,769.0  $   10,344.4  $   11,427.7  $  10,461.6
                Separate account                                            22,714.2      28,628.2      23,692.3     28,220.0
              -----------------------------------------------------------------------------------------------------------------
                  Total average account balances                        $   34,483.2  $   38,972.6  $   35,120.0  $  38,681.6
              =================================================================================================================

              Account balances as of period end:
                Private sector pension plans                            $   15,334.0  $   19,482.3
                Public sector pension plans                                 14,600.5      18,950.4
                Medium-term notes                                            2,880.5       1,287.2
              -----------------------------------------------------------------------------------------------------------------
                  Total account balances                                $   32,815.0  $   39,719.9
              =================================================================================================================

              Return on average equity                                          20.6%         26.9%         22.8%         26.0%
              Pre-tax operating income to average account balances              0.57%         0.59%         0.60%         0.60%
              -----------------------------------------------------------------------------------------------------------------

              Asset fees declined 26% to $42.4 million in the quarter ended September 30, 2001 compared to a year ago, while year-to-date 2001 asset fees were $135.4 million compared to $167.8 million in 2000. The decline was driven by a 21% decrease in average separate account assets in the quarter compared to the quarter ended a year ago and a 16% drop in year-to-date average separate account assets for the first nine months of 2001 compared to the same period a year ago.

              Net investment income increased to $211.8 million (4%) in the third quarter of 2001 compared to a year ago. Year-to-date net investment income also increased 4% from the same period a year ago. Driving these increases were 14% and 9% increases in the average general account balance in the third quarter and first nine months of 2001, respectively, compared to the same periods a year ago, offset by lower yields.

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

              The following table depicts the interest spread on average general account reserves in the Institutional Products segment for the periods indicated.

                                                                   THREE MONTHS ENDED          NINE MONTHS ENDED
                                                                     SEPTEMBER 30,               SEPTEMBER 30,
                                                               -------------------------------------------------------
                                                                   2001          2000          2001          2000
                 =====================================================================================================

                 Net investment income                               7.20%         7.88%         7.41%         7.80%
                 Interest credited                                   5.41          5.94          5.55          5.93
                 -----------------------------------------------------------------------------------------------------
                    Interest spread                                  1.79%         1.94%         1.86%         1.87%
                 =====================================================================================================

              Interest spread on average general account reserves decreased from the prior year for the quarter and year-to-date. For Institutional pension products, the Company sets interest crediting rates prior to the start of the quarter. In addition, the time between when a deposit is received and an investment commitment is made, and the actual close on a commercial mortgage loan or private placement bond can be 30 to 60 days. These practices will put pressure on spreads in a declining interest rate environment. In addition, the Company experienced a significant amount of transfers into the general account placing further pressure on spreads.

              Other benefits and expenses in third quarter 2001 decreased 17% compared to a year ago. For the first nine months of 2001 other benefits and expenses totaled $159.5 million, down 4% from the first nine months of 2000. The decreases are the result of expense reductions in the group public sector pension business in response to a lower revenue base.

              Institutional Product sales during third quarter 2001 reached $1.10 billion compared to sales of $1.34 billion in third quarter 2000. For the first nine months of 2001, sales reached $3.63 billion compared to sales of $4.82 billion for the same period a year ago. The Private Sector continues to be impacted by the volatile equity markets, which reduced the average plan size of take-over cases and a slowing economy, which has resulted in reduced demand for new cases. In the Public Sector, sales declined from a year ago reflecting the impact of previously lost cases on recurring deposits.

              Institutional Products segment deposits in third quarter 2001 of $1.13 billion offset by participant withdrawals and surrenders totaling $918.7 million generated net flows from participant activity of $214.7 million, a 18% increase over third quarter 2000. Year-to-date 2001 net flows decreased 8% to $426.5 million compared to year-to-date 2000 net flows of $464.3 million.

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

                                                                            THREE MONTHS ENDED          NINE MONTHS ENDED
                                                                              SEPTEMBER 30,               SEPTEMBER 30,
                                                                        -------------------------------------------------------
              (in millions)                                                 2001          2000          2001          2000
              =================================================================================================================

              INCOME STATEMENT DATA
              Revenues:
                Total policy charges                                    $     76.3    $     68.9    $    234.5    $    193.0
                Net investment income                                         80.7          73.5         241.7         214.2
                Other                                                         45.3          45.1         142.2         142.5
              -----------------------------------------------------------------------------------------------------------------
                                                                             202.3         187.5         618.4         549.7
              -----------------------------------------------------------------------------------------------------------------

              Benefits                                                       104.6          97.0         319.6         292.2
              Operating expenses                                              54.3          51.4         162.9         148.6

              -----------------------------------------------------------------------------------------------------------------
                                                                             158.9         148.4         482.5         440.8
              -----------------------------------------------------------------------------------------------------------------
                Operating income before federal income tax expense      $     43.4    $     39.1    $    135.9    $    108.9
              =================================================================================================================

              OTHER DATA
              Sales:
                The BEST of AMERICA variable life series                $    120.4    $    155.8    $    409.9    $    419.2
                Corporate-owned life insurance                                78.0         152.9         593.7         476.2
                Traditional/Universal life insurance                          56.7          59.2         178.9         179.8
              -----------------------------------------------------------------------------------------------------------------
                  Total life insurance sales                            $    255.1    $    367.9    $  1,182.5    $  1,075.2
              =================================================================================================================

              Policy reserves as of period end:
                Corporate investment life insurance                     $  2,981.6    $  2,378.8
                Individual investment life insurance                       1,944.7       2,152.1
                Traditional life insurance                                 1,853.2       1,807.0
                Universal life insurance                                     779.4         770.7
              -----------------------------------------------------------------------------------------------------------------
                  Total policy reserves                                 $  7,558.9    $  7,108.6
              =================================================================================================================

              Return on average equity                                        10.8%         12.6%         12.0%         12.1%
              -----------------------------------------------------------------------------------------------------------------

              Life Insurance segment results reflect increased revenues driven by growth in investment life insurance in force. Life Insurance segment earnings increased 11% to $43.4 million for the third quarter 2001, up from $39.1 million a year ago. On a year-to-date basis segment earnings increased 25% to $135.9 million in 2001 from $108.9 million in 2000. The increase in Life Insurance segment earnings is attributable to strong sales and increased investment life earnings due to reserve growth in both individual and corporate investment life insurance products.

              Driven primarily by increased policy charges, revenues from investment life products increased to $97.6 million in third quarter 2001 compared to $83.9 million in third quarter 2000, while year-to-date revenues increased to $296.9 million for 2001 compared to $232.9 million for 2000. The revenue growth reflects significantly increased policy reserve levels driven by corporate investment life reserves, which include both BOLI and COLI products, which reached $2.98 billion as of September 30, 2001, up from $2.38 billion in the same period a year ago.

              Pre-tax operating earnings from investment life products totaled $25.1 million in third quarter 2001 a 20% increase from $20.9 million in third quarter 2000, while the first nine months of 2001 reached $77.4 compared to $61.1 million a year ago, a 27% increase. The strong revenue growth discussed previously was offset by higher life insurance benefits due to the growth in the number of policies in-force in the third quarter and first nine months of 2001.

              Traditional/Universal life pre-tax operating earnings increased slightly to $18.3 million in third quarter 2001 compared to $18.2 million in the same period a year ago. For the first nine months of 2001, pre-tax operating earnings increased 22% to $58.5 million compared to $47.8 million for the first nine months of 2000, reflecting higher investment earnings and lower operating expenses.

              Total life insurance sales, excluding BOLI and Nationwide employee and agent benefit plan sales, decreased 31% to $255.1 million in third quarter 2001 compared to $367.9 million during the same period in 2000. For the first nine months of 2001, total life insurance sales, excluding BOLI and Nationwide employee and agent benefit plan sales, increased $107.3 million over 2000 and totaled $1.18 billion. In the quarter, individual market sales were adversely impacted by uncertainty surrounding estate planning. While the number of applications and policies issued are in line with prior year, the average size is down. COLI sales are down given the depressed economic environment where corporations are not forming new executive benefit plans and existing plans are being funded at lower levels.

              Corporate

              The following table summarizes certain selected financial data for the Company's Corporate segment for the periods indicated.

                                                                            THREE MONTHS ENDED          NINE MONTHS ENDED
                                                                              SEPTEMBER 30,               SEPTEMBER 30,
                                                                        -------------------------------------------------------
              (in millions)                                                 2001          2000          2001          2000
              =================================================================================================================

              INCOME STATEMENT DATA
              Operating revenues(1)                                     $     10.1    $     19.5    $     34.6    $     54.9
              Operating expenses                                               1.2           9.2          10.2          27.9
              -----------------------------------------------------------------------------------------------------------------
                Operating income before federal income tax expense(1)   $      8.9    $     10.3    $     24.4    $     27.0
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

              In addition to these operating revenues and expenses, the Company also reports net realized gains and losses on investments, hedging instruments and hedged items in the Corporate segment. The Company realized net investment gains of $37.4 million and net losses on hedges and hedged items of $0.7 million during the third quarter of 2001 compared to realized net investment losses of $2.1 million during the third quarter of 2000. For the first nine months of 2001, the Company realized net investment gains of $33.0 million and net gains on hedges and hedged items of $1.9 million compared to realized net investment losses of $15.9 million during the first nine months of 2000. During the third quarter and first nine months of 2001, a net investment gain of $44.4 million was realized upon the reduction of an interest in a real estate partnership investment. In addition, the Company realized an after tax loss of $4.8 million related to the adoption of FAS 133 in first quarter 2001 and an after tax loss of $2.3 related to the adoption of EITF 99-20 in second quarter 2001.

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

ITEM 6        EXHIBITS AND REPORTS ON FORM 8-K

              (a) Exhibits:

                      10.8 Form of Amended and Restated Nationwide Office of Investment Incentive Plan dated November 12, 2001 (Filed as exhibit 10.10 to Form 10-Q, Commission File Number 1-12785, filed November 13, 2001).

              (b) Reports on Form 8-K:

                      No reports on Form 8-K were filed during the three-month period ended September 30, 2001.

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


                                        NATIONWIDE LIFE INSURANCE COMPANY
                                        ---------------------------------
                                                              (Registrant)



Date:  November 13,  2001               /s/Mark R. Thresher
                                        ----------------------------------
                                        Mark R. Thresher
                                        Senior Vice President - Finance -
                                        Nationwide Financial
                                        (Chief Accounting Officer)