Form 10-Q/A
period 2001-09-30
NATIONWIDE LIFE INSURANCE CO
filed 2002-01-22
CIK 205695

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

The undersigned registrant hereby amends Part 1, Item 1 of its Quarterly Report for the quarterly period ended September 30, 2001 in order to bring related party transaction presentation and disclosure into compliance as follows:

                         PART I - FINANCIAL INFORMATION

ITEM 1         UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

               NATIONWIDE LIFE INSURANCE COMPANY AND SUBSIDIARIES
       (a wholly owned subsidiary of Nationwide Financial Services, Inc.)

                        Consolidated Statements of Income
                                   (Unaudited)
                                  (in millions)


                                                                         THREE MONTHS ENDED            NINE MONTHS ENDED
                                                                           SEPTEMBER 30,                 SEPTEMBER 30,
                                                                     ---------------------------------------------------------
                                                                         2001          2000            2001          2000
==============================================================================================================================

REVENUES
  Policy charges                                                     $    243.9    $    284.8      $    768.0    $    823.5
  Life insurance premiums                                                  59.4          51.7           189.8         180.7
  Net investment income                                                   435.0         412.6         1,286.8       1,229.6
  Net realized gains (losses) on investments, hedging instruments and hedged items:
     Unrelated parties                                                     (7.7)         (2.1)           (9.5)        (15.9)
     Related party                                                         44.4           -              44.4           -
  Other                                                                     3.3           3.6            12.4          12.8
------------------------------------------------------------------------------------------------------------------------------
                                                                          778.3         750.6         2,291.9       2,230.7
------------------------------------------------------------------------------------------------------------------------------

BENEFITS AND EXPENSES
  Interest credited to policyholder account balances                      314.8         292.4           923.9         876.9
  Other benefits and claims                                                66.8          56.2           209.0         185.2
  Policyholder dividends on participating policies                          9.5           8.3            31.1          31.8
  Amortization of deferred policy acquisition costs                        85.2          91.6           265.2         263.7
  Interest expense on short-term borrowings                                 0.8           -               4.7           -
  Other operating expenses                                                109.8         125.2           327.3         365.7
------------------------------------------------------------------------------------------------------------------------------
                                                                          586.9         573.7         1,761.2       1,723.3
------------------------------------------------------------------------------------------------------------------------------

  Income before federal income tax expense and cumulative effect
   of adoption of accounting principles                                   191.4         176.9           530.7         507.4
Federal income tax expense                                                 52.8          50.9           141.9         157.2
------------------------------------------------------------------------------------------------------------------------------
  Income before cumulative effect of adoption of accounting
   principles                                                             138.6         126.0           388.8         350.2
Cumulative effect of adoption of accounting principles, net of tax          -             -              (7.1)          -
------------------------------------------------------------------------------------------------------------------------------
  Net income                                                         $    138.6    $    126.0      $    381.7    $    350.2
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
==============================================================================================================================

ASSETS
Investments:
   Securities available-for-sale, at fair value:
      Fixed maturity securities (cost $16,964.3 in 2001; $15,245.8 in 2000)             $      17,573.4     $      15,443.0
      Equity securities (cost $106.3 in 2001; $103.5 in 2000)                                      96.5               109.0
   Mortgage loans on real estate, net                                                           6,809.7             6,168.3
   Real estate, net                                                                               191.3               310.7
   Policy loans                                                                                   586.8               562.6
   Other long-term investments                                                                    117.9               101.8
   Short-term investments, primarily managed by a related party                                   771.2               442.6
------------------------------------------------------------------------------------------------------------------------------
                                                                                               26,146.8            23,138.0
------------------------------------------------------------------------------------------------------------------------------

Cash                                                                                               24.9                18.4
Accrued investment income                                                                         308.0               251.4
Deferred policy acquisition costs                                                               3,035.1             2,865.6
Other assets                                                                                      753.1               396.7
Assets held in separate accounts                                                               54,526.6            65,897.2
------------------------------------------------------------------------------------------------------------------------------
                                                                                        $      84,794.5     $      92,567.3
==============================================================================================================================

LIABILITIES AND SHAREHOLDER'S EQUITY
Future policy benefits and claims                                                       $      24,764.0     $      22,183.6
Short-term borrowings                                                                              25.0               118.7
Other liabilities                                                                               1,743.5             1,164.9
Liabilities related to separate accounts                                                       54,526.6            65,897.2
------------------------------------------------------------------------------------------------------------------------------
                                                                                               81,059.1            89,364.4
------------------------------------------------------------------------------------------------------------------------------

Shareholder's equity:
  Capital shares, $1 par value.  Authorized 5.0 million shares, issued and
    outstanding 3.8 million shares                                                                  3.8                 3.8
  Additional paid-in capital                                                                      646.1               646.1
  Retained earnings                                                                             2,783.0             2,436.3
  Accumulated other comprehensive income                                                          302.5               116.7
------------------------------------------------------------------------------------------------------------------------------
                                                                                                3,735.4             3,202.9
------------------------------------------------------------------------------------------------------------------------------
                                                                                        $      84,794.5     $      92,567.3
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

               NATIONWIDE LIFE INSURANCE COMPANY AND SUBSIDIARIES
       (a wholly owned subsidiary of Nationwide Financial Services, Inc.)

                      Consolidated Statements of Cash Flows
                                   (Unaudited)
                  Nine Months Ended September 30, 2001 and 2000
                                  (in millions)


                                                                                                2001              2000
============================================================================================================================
CASH FLOWS FROM OPERATING ACTIVITIES
Net income                                                                                 $      381.7      $     350.2
Adjustments to reconcile net income to net cash provided by operating activities:
  Interest credited to policyholder account balances                                              923.9            876.9
  Capitalization of deferred policy acquisition costs                                            (556.9)          (586.8)
  Amortization of deferred policy acquisition costs                                               265.2            263.7
  Amortization and depreciation                                                                   (23.4)            (7.4)
  Realized (gains) losses on investments, hedging instruments and hedged items:
     Unrelated parties                                                                              9.5             15.9
     Related party                                                                                (44.4)             -
  Cumulative effect of adoption of accounting principles                                           10.9              -
  Increase in accrued investment income                                                           (56.6)            (9.2)
  Increase in other assets                                                                       (186.8)           (53.3)
  Increase in policy liabilities                                                                   21.1              0.5
  Increase in other liabilities                                                                   248.6            269.7
  Other, net                                                                                        2.4             27.4
----------------------------------------------------------------------------------------------------------------------------
    Net cash provided by operating activities                                                     995.2          1,147.6
----------------------------------------------------------------------------------------------------------------------------

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from maturity of securities available-for-sale                                         3,076.6          2,479.2
Proceeds from sale of securities available-for-sale                                               247.7            432.3
Proceeds from repayments of mortgage loans on real estate                                         639.8            609.4
Proceeds from sale of real estate                                                                 168.5              2.2
Proceeds from repayments of policy loans and sale of other invested assets                         57.3             17.2
Cost of securities available-for-sale acquired                                                 (4,958.7)        (2,345.8)
Cost of mortgage loans on real estate acquired                                                 (1,246.8)          (950.1)
Cost of real estate acquired                                                                       (0.3)            (6.1)
Short-term investments, net                                                                      (328.6)          (197.3)
Other, net                                                                                       (150.9)          (116.8)
----------------------------------------------------------------------------------------------------------------------------
    Net cash used in investing activities                                                      (2,495.4)           (75.8)
----------------------------------------------------------------------------------------------------------------------------

CASH FLOWS FROM FINANCING ACTIVITIES
Net proceeds from issuance of short-term borrowings                                               (93.7)             -
Cash dividends paid                                                                               (35.0)          (140.0)
Increase in investment and universal life insurance product account balances                    4,517.3          3,609.4
Decrease in investment and universal life insurance product account balances                   (2,881.9)        (4,544.0)
----------------------------------------------------------------------------------------------------------------------------
    Net cash provided by (used in) financing activities                                         1,506.7         (1,074.6)
----------------------------------------------------------------------------------------------------------------------------

Net increase (decrease) in cash                                                                     6.5             (2.8)

Cash, beginning of period                                                                          18.4              4.8
----------------------------------------------------------------------------------------------------------------------------
Cash, end of period                                                                        $       24.9      $       2.0
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

               NATIONWIDE LIFE INSURANCE COMPANY AND SUBSIDIARIES
       (a wholly owned subsidiary of Nationwide Financial Services, Inc.)

         Notes to Unaudited Consolidated Financial Statements, Continued



(4)      Related Party Transaction
         -------------------------

         During the third quarter 2001, NLIC entered into a transaction with Nationwide Mutual Insurance Company (NMIC), whereby it sold 78% of its interest in a limited partnership (representing 49% of the limited partnership) to NMIC for $158.9 million. As a result of this sale, NLIC recorded a realized gain of $44.4 million, and related tax expense of $15.5 million. The sale price, which was paid in cash, represented the fair value of the limited partnership and was based on a valuation of the limited partnership and its underlying investments. The valuation was completed by qualified management of the limited partnership and utilized a combination of internal and independent valuations of the underlying investments of the limited partnership. Additionally, senior financial officers and the Boards of Directors of NLIC, its parent, Nationwide Financial Services, Inc. (NFS), and NMIC separately reviewed and approved the valuation prior to the execution of this transaction. NLIC continues to hold an economic and voting interest in the limited partnership of approximately 14%, with NMIC holding the remaining interests.


(5)      Comprehensive Income (Loss)
         ---------------------------

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

                                                                     THREE MONTHS ENDED              NINE MONTHS ENDED
                                                                       SEPTEMBER 30,                   SEPTEMBER 30,
          -------------------------------------------------------------------------------------------------------
           (in millions)                                          2001            2000        2001        2000
          =======================================================================================================
          Unrealized gains (losses) on securities
            available-for-sale arising during the period:
               Transition adjustment - EITF 99-20                 $      -     $      -       $  3.5     $      -
               Gross                                                 229.3        116.0        381.4         86.6
               Adjustment to deferred policy acquisition costs       (78.1)       (34.9)      (122.2)       (25.8)
               Related federal income tax expense                    (52.9)       (28.4)       (91.9)       (21.3)
          -------------------------------------------------------------------------------------------------------
                    Net                                               98.3         52.7        170.8         39.5
          -------------------------------------------------------------------------------------------------------

          Reclassification adjustment for net losses (gains)
             on securities available-for-sale realized during
             the period:
               Gross                                                   6.4         (2.9)        11.7          9.2
               Related federal income tax (benefit) expense           (2.2)         1.0         (4.1)        (3.2)
          -------------------------------------------------------------------------------------------------------
                    Net                                                4.2         (1.9)         7.6          6.0
          -------------------------------------------------------------------------------------------------------

          Other comprehensive income on securities
              available-for-sale                                     102.5         50.8        178.4         45.5
          -------------------------------------------------------------------------------------------------------

          Accumulated net gain on cash flow hedges:
                Transition adjustment - FAS 133                          -            -          5.6            -
                Gross                                                  5.0            -          5.8            -
                Related federal income tax expense                    (1.8)           -         (4.0)           -
          -------------------------------------------------------------------------------------------------------
                     Other comprehensive income on cash
                        flow hedges                                    3.2            -          7.4            -
          -------------------------------------------------------------------------------------------------------

          Total Other Comprehensive Income                          $105.7       $ 50.8       $185.8       $ 45.5
          =======================================================================================================

               NATIONWIDE LIFE INSURANCE COMPANY AND SUBSIDIARIES
       (a wholly owned subsidiary of Nationwide Financial Services, Inc.)

         Notes to Unaudited Consolidated Financial Statements, Continued


(6)      Segment Disclosures
         -------------------

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

                                                INDIVIDUAL    INSTITUTIONAL     LIFE
         (in millions)                           ANNUITY         PRODUCTS    INSURANCE   CORPORATE        TOTAL
         ==========================================================================================================
          2001
          Net investment income                     $ 135.7      $ 211.8      $  80.7      $   6.8       $ 435.0
          Other operating revenue                     134.4         47.3        121.6          3.3         306.6
         ----------------------------------------------------------------------------------------------------------
             Total operating revenue(1)               270.1        259.1        202.3         10.1         741.6
         ----------------------------------------------------------------------------------------------------------

          Interest credited to policyholder
             account balances                         111.0        159.2         44.6            -         314.8
          Amortization of deferred policy
             acquisition costs                         53.0         10.4         21.8            -          85.2
          Interest expense on short-term
             borrowings                                   -            -            -          0.8           0.8
          Other benefits and expenses                  52.7         40.5         92.5          0.4         186.1
         ----------------------------------------------------------------------------------------------------------
             Total expenses                           216.7        210.1        158.9          1.2         586.9
         ----------------------------------------------------------------------------------------------------------

          Operating income before federal
             income tax expense(1)                     53.4         49.0         43.4          8.9         154.7
          Net realized gains on investments,
             hedging instruments and hedged
             items                                        -            -            -         36.7          36.7
         ----------------------------------------------------------------------------------------------------------

          Income before federal income tax
             expense and cumulative effect of
             adoption of accounting principles      $  53.4      $  49.0      $  43.4      $  45.6        $191.4
         ==========================================================================================================

          2000
          Net investment income                     $ 119.5      $ 203.7      $  73.5      $  15.9        $412.6
          Other operating revenue                     153.6         68.9        114.0          3.6         340.1
         ----------------------------------------------------------------------------------------------------------
             Total operating revenue1                 273.1        272.6        187.5         19.5         752.7
         ----------------------------------------------------------------------------------------------------------

          Interest credited to policyholder
             account balances                          98.8        153.6         40.0            -         292.4
          Amortization of deferred policy
             acquisition costs                         60.9         15.2         15.5            -          91.6
          Other benefits and expenses                  41.6         46.0         92.9          9.2         189.7
         ----------------------------------------------------------------------------------------------------------
             Total expenses                           201.3        214.8        148.4          9.2         573.7
         ----------------------------------------------------------------------------------------------------------

          Operating income before federal
             income tax expense(1)                     71.8         57.8         39.1         10.3         179.0
          Net realized losses on investments,
             hedging instruments and hedged
             items                                        -            -            -         (2.1)         (2.1)
         ----------------------------------------------------------------------------------------------------------

          Income (loss) before federal
             income tax expense and
             cumulative effect of adoption of
             accounting principles                  $  71.8      $  57.8      $  39.1      $   8.2        $176.9
         ==========================================================================================================

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


                                                    INDIVIDUAL   INSTITUTIONAL       LIFE
         (in millions)                               ANNUITY        PRODUCTS       INSURANCE      CORPORATE     TOTAL
         ===============================================================================================================
          2001
          Net investment income                     $   387.3      $   635.3      $   241.7     $    22.5     $ 1,286.8
          Other operating revenue                       422.8          158.6          376.7          12.1         970.2
         ---------------------------------------------------------------------------------------------------------------
             Total operating revenue(1)                 810.1          793.9          618.4          34.6       2,257.0
         ---------------------------------------------------------------------------------------------------------------

          Interest credited to policyholder
             account balances                           316.4          476.0          131.5             -         923.9
          Amortization of deferred policy
             acquisition costs                          164.2           36.2           64.8             -         265.2
          Interest expense on short-term
             borrowings                                     -              -              -           4.7           4.7
          Other benefits and expenses                   152.4          123.3          286.2           5.5         567.4
         ---------------------------------------------------------------------------------------------------------------
             Total expenses                             633.0          635.5          482.5          10.2       1,761.2
         ---------------------------------------------------------------------------------------------------------------

          Operating income before federal
             income tax expense(1)                      177.1          158.4          135.9          24.4         495.8
          Net realized gains on investments,
             hedging instruments and hedged
             items                                          -              -              -          34.9          34.9
         ---------------------------------------------------------------------------------------------------------------

          Income before federal income tax
             expense and cumulative effect of
             adoption of accounting principles      $   177.1      $   158.4      $   135.9     $    59.3     $   530.7

         ===============================================================================================================

          Assets as of period end                   $39,944.9      $33,120.7      $ 8,548.1     $ 3,180.8     $84,794.5
         ===============================================================================================================

               NATIONWIDE LIFE INSURANCE COMPANY AND SUBSIDIARIES
       (a wholly owned subsidiary of Nationwide Financial Services, Inc.)

         Notes to Unaudited Consolidated Financial Statements, Continued


                                                   INDIVIDUAL    INSTITUTIONAL        LIFE
         (in millions)                              ANNUITY         PRODUCTS       INSURANCE       CORPORATE        TOTAL
         ================================================================================================================

          2000
          Net investment income                     $   361.1      $   612.2      $   214.2     $    42.1      $ 1,229.6
          Other operating revenue                       476.0          192.7          335.5          12.8        1,017.0
         ----------------------------------------------------------------------------------------------------------------
             Total operating revenue(1)                 837.1          804.9          549.7          54.9        2,246.6
         ----------------------------------------------------------------------------------------------------------------

          Interest credited to policyholder
             account balances                           296.8          465.5          114.6             -          876.9
          Amortization of deferred policy
             acquisition costs                          175.1           39.2           49.4             -          263.7
          Other benefits and expenses                   150.6          127.4          276.8          27.9          582.7
         ----------------------------------------------------------------------------------------------------------------
             Total expenses                             622.5          632.1          440.8          27.9        1,723.3
         ----------------------------------------------------------------------------------------------------------------

          Operating income before federal
             income tax expense(1)                      214.6          172.8          108.9          27.0          523.3
          Net realized losses on investments,
             hedging instruments and hedged
             items                                          -              -              -         (15.9)         (15.9)
         ----------------------------------------------------------------------------------------------------------------

          Income before federal income tax
             expense and cumulative effect of
             adoption of accounting principles      $   214.6      $   172.8      $   108.9     $    11.1      $   507.4
         ================================================================================================================

          Assets as of period end                   $47,255.8      $40,005.9      $ 7,939.0     $ 2,486.5      $97,687.2
         ================================================================================================================


         ----------
         (1) Excludes net realized gains and losses on investments, hedging instruments and hedged items.

(7)      Contingencies
         -------------

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

SIGNATURE



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this amendment to be signed on its behalf by the undersigned thereunto duly authorized.


                             NATIONWIDE LIFE INSURANCE COMPANY
                             ---------------------------------
                                                  (Registrant)



Date:  January 22, 2002      /s/Mark R. Thresher
                             ---------------------------------------------------
                             Mark R. Thresher
                             Senior Vice President - Finance -
                             Nationwide Financial
                             (Chief Accounting Officer)