Form 10-K
period 2001-12-31
NATIONWIDE LIFE INSURANCE CO
filed 2002-03-29
CIK 205695

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-K

                  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2001          COMMISSION FILE NO. 2-28596

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

                                 YES |X| NO | |

  All voting stock was held by affiliates of the Registrant on March 11, 2002.

                COMMON STOCK (par value $1 per share) - 3,814,779 shares issued and outstanding as of March 11, 2002 (Title of Class)

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

      NFS contributed $836.8 million to the capital of NLIC during March 1997. In December 2001, NFS invested in a $300.0 million, 7.50% surplus note issued by the Company, which is due on December 17, 2031.

      Wholly owned subsidiaries of NLIC as of December 31, 2001 include Nationwide Life and Annuity Insurance Company (NLAIC), Nationwide Securities, Inc. (NS), formerly Nationwide Advisory Services, Inc., and Nationwide Investment Services Corporation (NISC).

      The Company is a member of the Nationwide group of companies (Nationwide), which consists of Nationwide Mutual Insurance Company (NMIC) and all of its subsidiaries and affiliates.

      NLAIC offers universal life insurance, variable universal life insurance, corporate-owned life insurance and individual annuity contracts on a non-participating basis. NS and NISC are registered broker/dealers.

      The Company is a leading provider of life insurance, long-term savings and retirement products in the United States (U.S.). The Company develops and sells a diverse range of products including individual annuities, private and public sector pension plans and life insurance. By developing and offering a wide variety of products, the Company believes that it has positioned itself to compete effectively in various stock market and interest rate environments. The Company sells its products through a diverse distribution network, including independent broker/dealers, brokerage firms, pension plan administrators, life insurance specialists, financial institutions, Nationwide Retirement Solutions and Nationwide agents.

      The Company is one of the leaders in the development and sale of variable annuities. As of December 31, 2001, the Company was the 4th largest writer of individual variable annuity contracts in the U.S., according to The Variable Annuity Research & Data Service (VARDS).

      The Company has grown in recent years as a result of its long-term investment in developing the distribution channels necessary to reach its target customers and the products required to meet the demands of these customers. The Company believes its growth has been enhanced further by favorable demographic trends, the growing tendency of Americans to supplement traditional sources of retirement income with self-directed investments, such as products offered by the Company and the performance of the financial markets, particularly the U.S. stock markets, in recent years.

      BUSINESS SEGMENTS

      The Company reports three product segments: Individual Annuity, Institutional Products and Life Insurance. In addition, the Company reports certain other revenues and expenses in a Corporate segment.

      The Individual Annuity segment, which accounted for $231.4 million (36%) of the Company's operating income before federal income tax expense for 2001, consists of individual The BEST of AMERICA(R) and private label deferred variable annuity products, deferred fixed annuity products and income products. Individual deferred annuity contracts provide the customer with tax-deferred accumulation of savings and flexible payout options including lump sum, systematic withdrawal or a stream of payments for life. In addition, variable annuity contracts provide the customer with access to a wide range of investment options and asset protection in the event of an untimely death, while fixed annuity contracts generate a return for the customer at a specified interest rate fixed for prescribed periods.

      The Institutional Products segment, which accounted for $207.8 million (32%) of the Company's operating income before federal income tax expense for 2001, is comprised of the Company's private and public sector group retirement plans and medium-term note program. The private sector includes the 401(k) business generated through fixed and variable annuities. The public sector includes the Internal Revenue Code (IRC) Section 457 business in the form of fixed and variable annuities.

      The Life Insurance segment, which accounted for $184.7 million (28%) of the Company's operating income before federal income tax expense for 2001, consists of investment life products, including both individual variable life and corporate-owned life insurance (COLI) products, traditional life insurance products and universal life insurance. Life insurance products provide a death benefit and generally also allow the customer to build cash value on a tax-advantaged basis.

      The Corporate segment accounted for $26.6 million (4%) of the Company's operating income (which excludes non-securitization related net realized gains and losses on investments, hedging instruments and hedged items) before federal income tax expense for 2001.

      Additional information related to the Company's business segments is included in note 16 to the consolidated financial statements and Financial Statement Schedule III, which can be found in the F pages of this report.

      RATINGS

      Ratings with respect to claims-paying ability and financial strength have become an increasingly important factor in establishing the competitive position of insurance companies. Ratings are important to maintaining public confidence in the Company and its ability to market its annuity and life insurance products. Rating organizations continually review the financial performance and condition of insurers, including the Company. Any lowering of the Company's ratings could have a material adverse effect on the Company's ability to market its products and could increase the surrender of the Company's annuity products. Both of these consequences could, depending upon the extent thereof, have a material adverse effect on the Company's liquidity and, under certain circumstances, net income. NLIC is rated "A+" (Superior) by A.M. Best Company, Inc. (A.M. Best) and its claims-paying ability/financial strength is rated "Aa3" (Excellent) by Moody's Investors Service, Inc. (Moody's) and "AA" (Very Strong) by Standard & Poor's, A Division of The McGraw-Hill Companies, Inc. (S&P).

      The foregoing ratings reflect each rating agency's opinion of NLIC's financial strength, operating performance and ability to meet its obligations to policyholders and are not evaluations directed toward the protection of investors. Such factors are of concern to policyholders, agents and intermediaries.

      The Company's financial strength is also reflected in the ratings of commercial paper. The commercial paper is rated "AMB-1" by A.M. Best, "A-1+" by S&P and "P-1" by Moody's.

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

      On November 12, 1999, the Gramm-Leach-Bliley Act (the Act), was signed into law. The Act modernizes the regulatory framework for financial services in the U.S., which allows banks, securities firms and insurance companies to affiliate more directly than they have been permitted to do in the past. While the Act facilitates these affiliations, to date no significant competitors of the Company have acquired, or been acquired by, a banking entity under authority of the Act. Nevertheless, it is not possible to anticipate whether such affiliations might occur in the future.

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

      Insurance companies are required to file detailed annual and quarterly statutory financial statements with state insurance regulators in each of the states in which they do business, and their business and accounts are subject to examination by such agencies at any time. In addition, insurance regulators periodically examine an insurer's financial condition, adherence to statutory accounting practices and compliance with insurance department rules and regulations. Applicable state insurance laws, rather than federal bankruptcy laws, apply to the liquidation or the restructuring of insurance companies.

      As part of their routine regulatory oversight process, state insurance departments conduct detailed examinations periodically of the books, records and accounts of insurance companies domiciled in their states. Such examinations are generally conducted in cooperation with the insurance departments of two or three other states under guidelines promulgated by the National Association of Insurance Commissioners (NAIC). The most recently completed examination of NLIC and NLAIC was conducted by the Ohio and Delaware insurance departments for the four-year period ended December 31, 1996. The final reports of these examinations did not result in any significant issues or adjustments. The Ohio Department of Insurance recently started the examination of NLIC and NLAIC for the five-year period ended December 31, 2001. No reports have been issued as of the date of this filing.

      The payment of dividends by NLIC is subject to restrictions set forth in the insurance laws and regulations of the State of Ohio, its domiciliary state. The State of Ohio insurance laws require Ohio-domiciled life insurance companies to seek prior regulatory approval to pay a dividend or distribution of cash or other property if the fair market value thereof, together with that of other dividends or distributions made in the preceding 12 months, exceeds the greater of (i) 10% of statutory-basis policyholders' surplus as of the prior December 31 or (ii) the statutory-basis net income of the insurer for the 12-month period ending as of the prior December 31. As of December 31, 2001, $141.0 million in dividends could be paid by NLIC without prior approval. The State of Ohio insurance laws also require insurers to seek prior regulatory approval for any dividend paid from other than earned surplus. Earned surplus is defined under the State of Ohio insurance laws as the amount equal to the Company's unassigned funds as set forth in its most recent statutory financial statements, including net unrealized capital gains and losses or revaluation of assets. Additionally, following any dividend, an insurer's policyholder surplus must be reasonable in relation to the insurer's outstanding liabilities and adequate for its financial needs. The payment of dividends by NLIC may also be subject to restrictions set forth in the insurance laws of the State of New York that limit the amount of statutory profits on NLIC's participating policies (measured before dividends to policyholders) that can inure to the benefit of the Company and its stockholders. The Company currently does not expect such regulatory requirements to impair its ability to pay operating expenses and dividends in the future.

      EMPLOYEES

      As of December 31, 2001, the Company had approximately 3,000 employees. None of the employees of the Company are covered by a collective bargaining agreement and the Company believes that its employee relations are satisfactory.

ITEM 2 PROPERTIES

      Pursuant to an arrangement between NMIC and certain of its subsidiaries, during 2001 the Company leased on average approximately 806,000 square feet of office space, primarily in the four building home office complex in Columbus, Ohio. The Company believes that its present facilities are adequate for the anticipated needs of the Company.

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

      On October 29, 1998, the Company was named in a lawsuit filed in Ohio state court related to the sale of deferred annuity products for use as investments in tax-deferred contributory retirement plans (Mercedes Castillo v. Nationwide Financial Services, Inc., Nationwide Life Insurance Company and Nationwide Life and Annuity Insurance Company). On May 3, 1999, the complaint was amended to, among other things, add Marcus Shore as a second plaintiff. The amended complaint is brought as a class action on behalf of all persons who purchased individual deferred annuity contracts or participated in group annuity contracts sold by the Company and the other named Company affiliates which were used to fund certain tax-deferred retirement plans. The amended complaint seeks unspecified compensatory and punitive damages. On June 11, 1999, the Company and the other named defendants filed a motion to dismiss the amended complaint. On March 8, 2000, the court denied the motion to dismiss the amended complaint filed by the Company and the other named defendants. On January 25, 2002, the plaintiffs filed a motion for leave to amend their complaint to add three new named plaintiffs. On February 9, 2002, the plaintiffs filed a motion for class certification. The class has not been certified. The Company intends to defend this lawsuit vigorously.

      On August 15, 2001, the Company was named in a lawsuit filed in Connecticut federal court titled Lou Haddock, as trustee of the Flyte Tool & Die, Incorporated Deferred Compensation Plan, et al v. Nationwide Financial Services, Inc. and Nationwide Life Insurance Company. On September 5, 2001, the plaintiffs amended their complaint to include class action allegations. The plaintiffs seek to represent a class of plan trustees who purchased variable annuities to fund qualified ERISA retirement plans. The amended complaint alleges that the retirement plans purchased variable annuity contracts from the Company which invested in mutual funds that were offered by separate mutual fund companies; that the Company was a fiduciary under ERISA and that the Company breached its fiduciary duty when it accepted certain fees from the mutual fund companies that purportedly were never disclosed by the Company; and that the Company violated ERISA by replacing many of the mutual funds originally included in the plaintiffs' annuities with "inferior" funds because the new funds purportedly paid more in revenue sharing. The amended complaint seeks disgourgement of fees by the Company and other unspecified compensatory damages. On November 15, 2001, the Company filed a motion to dismiss the amended complaint, which has not been decided. On December 3, 2001, the plaintiffs filed a motion for class certification. On January 15, 2002, the plaintiffs filed a response to the Company's motion to dismiss the amended complaint. On February 22, 2002, the Company filed a reply in support of its motion to dismiss. The class has not been certified. The Company intends to defend this lawsuit vigorously.

      There can be no assurance that any such litigation will not have a material adverse effect on the Company in the future.

ITEM 4 SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      Omitted due to reduced disclosure format.

                                     PART II

ITEM 5 MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED SHAREHOLDER MATTERS

      There is no established public trading market for the NLIC's shares of common stock. All 3,814,779 shares of NLIC's common stock issued and outstanding are owned by NFS.

      NLIC declared $35.0 million and $50.0 million in dividends to NFS during 2001 and 2000, respectively. In addition, NLIC sought and obtained prior regulatory approval from the Ohio Department of Insurance to return $120.0 million of capital to NFS during 2000.

      NLIC currently does not have a formal dividend policy.

      Reference is made to note 12 of the consolidated financial statements for information regarding dividend restrictions, which is included in the F pages of this report.

ITEM 6 SELECTED CONSOLIDATED FINANCIAL DATA

      Omitted due to reduced disclosure format.

ITEM 7 MANAGEMENT'S NARRATIVE ANALYSIS OF THE RESULTS OF OPERATIONS

      INTRODUCTION

      Management's narrative analysis of the results of operations of NLIC and subsidiaries for the three years ended December 31, 2001 follows. This discussion should be read in conjunction with the Company's consolidated financial statements and related notes included in the F pages of this report.

      Management's discussion and analysis contains certain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 with respect to the results of operations and businesses of the Company. These forward-looking statements involve certain risks and uncertainties. Factors that may cause actual results to differ materially from those contemplated or projected, forecast, estimated or budgeted in such forward looking statements include, among others, the following possibilities: (i) the potential impact on the Company's reported net income that could result from the adoption of certain accounting standards issued by the Financial Accounting Standards Board; (ii) tax law changes impacting the tax treatment of life insurance and investment products;
      (iii) the repeal of federal estate tax; (iv) heightened competition, including specifically the intensification of price competition, the entry of new competitors and the development of new products by new and existing competitors; (v) adverse state and federal legislation and regulation, including limitations on premium levels, increases in minimum capital and reserves, and other financial viability requirements; (vi) failure to expand distribution channels in order to obtain new customers or failure to retain existing customers; (vii) inability to carry out marketing and sales plans, including, among others, development of new products and/or changes to certain existing products and acceptance of the new and/or revised products in the market; (viii) changes in interest rates and the capital markets causing a reduction of investment income and/or asset fees, reduction in the value of the Company's investment portfolio or a reduction in the demand for the Company's products; (ix) general economic and business conditions which are less favorable than expected; (x) competitive, regulatory or tax changes that affect the cost of, or demand for the Company's products; (xi) unanticipated changes in industry trends and ratings assigned by nationally recognized rating organizations; and
      (xii) inaccuracies in assumptions regarding future persistency, mortality, morbidity and interest rates used in calculating reserve amounts.

      CRITICAL ACCOUNTING POLICIES AND RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

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

      The most critical estimates include those used in determining impairment losses on investments, valuation allowances for mortgage loans on real estate, deferred policy acquisition costs for investment products and universal life insurance products and federal income taxes.

      See note 2 to the consolidated financial statements, included in the F pages of this report, for a discussion of the Company's significant accounting policies, including recently issued accounting pronouncements.

      Impairment Losses on Investments

      Management regularly reviews its fixed maturity and equity securities portfolio to evaluate the necessity of recording impairment losses for other-than-temporary declines in the fair value of investments. A number of criteria are considered during this process including, but not limited to, the current fair value as compared to amortized cost or cost, as appropriate, of the security, the length of time the security's fair value has been below amortized cost/cost, and by how much, specific credit issues related to the issuer and current economic conditions. Impairment losses result in a reduction of the cost basis of the underlying investment.

      Impairment losses are recorded on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets' carrying amount.

      Significant changes in the factors the Company considers when evaluating investments for impairment losses could result in a significant change in impairment losses reported in the consolidated financial statements.

      Valuation Allowances on Mortgage Loans on Real Estate

      The Company provides valuation allowances for impairments of mortgage loans on real estate based on a review by portfolio managers. Mortgage loans on real estate are considered impaired when, based on current information and events, it is probable that the Company will be unable to collect all amounts due according to the contractual terms of the loan agreement. When the Company determines that a loan is impaired, a provision for loss is established equal to the difference between the carrying value and the estimated value of the mortgage loan. Estimated value is based on the present value of expected future cash flows discounted at the loan's effective interest rate, or the fair value of the collateral, if the loan is collateral dependent. Loans in foreclosure and loans considered impaired are placed on non-accrual status. Interest received on non-accrual status mortgage loans on real estate is included in net investment income in the period received.

      The valuation allowance account for mortgage loans on real estate is maintained at a level believed adequate by the Company to absorb estimated probable credit losses. The Company's periodic evaluation of the adequacy of the allowance for losses is based on past loan loss experience, known and inherent risks in the portfolio, adverse situations that may affect the borrower's ability to repay, the estimated value of the underlying collateral, composition of the loan portfolio, current economic conditions and other relevant factors. Significant changes in the factors the Company considers in determining the valuation allowance on mortgage loans on real estate could result in a significant change in the provision for valuation allowance reported in the consolidated financial statements.

      Deferred Policy Acquisition Costs for Investment Products and Universal Life Insurance Products

      The costs of acquiring new business, principally commissions, certain expenses of the policy issue and underwriting department and certain variable sales expenses that relate to and vary with the production of new or renewal business have been deferred. Deferred policy acquisition costs are subject to recoverability testing at the time of policy issuance and loss recognition testing at the end of each accounting period.

      For investment products and universal life insurance products, deferred policy acquisition costs are being amortized with interest over the lives of the policies in relation to the present value of estimated future gross profits from projected interest spreads, asset fees, cost of insurance, policy administration and surrender charges. For years in which gross profits are negative, deferred policy acquisition costs are amortized based on the present value of gross revenues. The Company regularly reviews the estimated future gross profits and revises such estimates when appropriate. The cumulative change in amortization as a result of changes in estimates to reflect current best estimates is recorded as a charge or credit to amortization expense. The most significant assumptions that are involved in the estimation of future gross profits include future market performance and surrender/lapse rates. In the event actual experience differs significantly from assumptions or assumptions are significantly revised, the Company may be required to record a significant charge or credit to amortization expense. Deferred policy acquisition costs are adjusted to reflect the impact of unrealized gains and losses on fixed maturity securities available-for-sale as described in note 2(b) of the consolidated financial statements included in the F pages of this report.

      Federal Income Taxes

      The Company provides for federal income taxes based on amounts the Company believes it will ultimately owe. Inherent in the provision for federal income taxes are estimates regarding the deductibility of certain expenses and the realization of certain tax credits. In the event the ultimate deductibility of certain expenses or the realization of certain tax credits differ from estimates, the Company may be required to significantly change the provision for federal income taxes recorded in the consolidated financial statements.

      RESULTS OF OPERATIONS

      Revenues

      Total operating revenues, which include net realized gains and losses from mortgage loan securitizations and exclude all other net realized gains and losses on investments, hedging instruments and hedged items, increased to $3.01 billion in 2001 compared to $3.00 billion for 2000 and $2.70 billion for 1999. The growth in operating revenues over the past two years has primarily been driven by an increase in net investment income due to growth in interest spread-based businesses, offset by lower policy charges in 2001 as a result of depressed equity markets.

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

      (in millions)                      2001           2000              1999
                                      ----------     ----------         -------
      Asset fees                      $    614.2     $    714.6         $ 616.5
      Cost of insurance charges            201.9          156.5           117.0
      Administrative fees                  128.5          134.2           102.4
      Surrender fees                        72.7           86.1            59.6
                                      ----------     ----------         -------
        Total policy charges          $  1,017.3     $  1,091.4         $ 895.5
                                      ==========     ==========         =======

      The decline in asset fees in 2001 reflects a decrease in total average separate account assets of $9.13 billion, or 13%, while asset fees increased in 2000 due to an increase in total average separate account assets of $11.99 billion or 21%. Market depreciation on investment options underlying variable annuity and investment life insurance products as a result of the sharp declines in the equity markets throughout 2001, partially offset by net flows into these products, resulted in the decrease in average separate account assets in 2001. Net flows into variable annuity and investment life insurance products, as well as market appreciation on underlying investment options, resulted in the increase in average separate account assets in 2000.

      Cost of insurance charges are assessed on the net amount at risk on universal life insurance policies. The net amount at risk is equal to a policy's death benefit minus the related policyholder account value. The amount charged is based on the insured's age and other underwriting factors. The increase in cost of insurance charges is due primarily to growth in the net amount at risk as a result of new sales of corporate and individual investment life insurance products and favorable persistency of in-force business. The net amount at risk related to corporate and individual investment life insurance grew to $32.93 billion at the end of 2001 compared to $28.28 billion and $22.35 billion at the end of 2000 and 1999, respectively.

      The decline in administrative fees in 2001 compared to 2000 is primarily attributable to case terminations in the Institutional Products segment that generated additional administrative fees in 2000, slightly offset by higher premium loads and per-policy administrative fees in 2001. The growth in administrative fees in 2000 compared to 1999 is attributable to administrative fees on case terminations and an increase in premium loads on corporate-owned and individual investment life products from greater sales.

      Lower surrender charges in 2001 were the result of the successful implementation of customer retention programs in the individual variable annuity business during the year. These programs were created as the heightened competitive environment in 2000 led to increased surrender activity and related fees.

      Net investment income includes the investment income earned on investments supporting fixed annuities and certain life insurance products as well as invested assets which are not allocated to product segments, net of related investment expenses. Net investment income totaled $1.73 billion in 2001 compared to $1.65 billion and $1.52 billion in 2000 and 1999, respectively. The increase in net investment income was primarily due to increased invested assets to support growth in individual fixed annuity, institutional products and life insurance policy reserves, partially offset by lower yields in 2001. General account assets supporting insurance products are closely correlated to the underlying reserves on these products. General account reserves supporting these products grew by $3.03 billion and $322.0 million in 2001 and 2000, respectively, and were $25.22 billion as of December 31, 2001. The growth in general account reserves reflects increased customer preference for fixed products in light of declining and volatile equity markets in the second half of 2000 and 2001. In addition, the growth reflects the Company's commitment to strengthen its distribution and service capabilities for fixed products. The change in net investment income was also impacted by average yields on investments, which decreased by 52 basis points in 2001 and increased by 24 basis points in 2000 following market interest rate trends.

      Realized gains and losses on investments, hedging instruments and hedged items, other than those related to securitizations, are not considered by the Company to be recurring components of earnings. The Company makes decisions concerning the sale of invested assets based on a variety of market, business, tax and other factors. In addition, included in this caption are charges related to other-than-temporary impairments of available-for-sale securities and other investments and valuation allowances on mortgage loans on real estate. Also included are changes in the fair value of derivatives qualifying as fair value hedges and the change in the fair value of the hedged items, the ineffective portion of cash flow hedges and changes in the fair value of free-standing derivatives, all of which are considered non-recurring components of earnings.

      Net realized losses on investments, hedging instruments and hedged items totaled $18.3 million for 2001. During 2001, the Company entered into a transaction with NMIC, the Company's ultimate parent, whereby it sold a portion of its interest in a limited partnership that resulted in a $44.4 million realized gain (see note 13 to the consolidated financial statements included in the F pages of this report). Also during 2001, the Company recorded realized losses related to other-than-temporary impairments on securities available-for-sale of $79.9 million, including $25.9 million on fixed maturity securities issued by Enron and affiliated entities.

      Other income includes fees earned by the Company's broker/dealers and in 1999, fees for investment management services, as well as commissions and other income for administration, marketing and distribution services.

      Benefits and Expenses

      Interest credited to policyholder account balances totaled $1.24 billion in 2001 compared to $1.18 billion in 2000 and $1.10 billion in 1999 and principally relates to fixed annuities, both individual and institutional, funding agreements backing the Company's medium-term note program and certain life insurance products. The growth in interest credited reflects the overall increase in policy reserves for these products, partially offset by lower crediting rates in the Institutional Products segment. Crediting rates in the Individual Annuity segment have remained flat despite declining market interest rates in 2001, reflecting the current competitive market conditions.

      Other benefits and claims include policyholder benefits in excess of policyholder account balances for universal life and individual deferred annuities and net claims and provisions for future policy benefits for traditional life insurance products and immediate annuities. The growth in other benefits and claims in both 2001 and 2000 reflects additional life insurance claims primarily as a result of growth in life insurance in-force.

      Amortization of deferred policy acquisition costs (DAC) decreased $4.2 million to $347.9 million in 2001. In 2000, amortization expense of $352.1 million was up $79.5 million from 1999. The majority of the Company's DAC is related to variable and universal life products and deferred annuities where DAC is amortized in proportion to gross profits. The decline in amortization expense in 2001 is attributable to lower estimated gross profits from variable annuities, which were adversely impacted by lower equity markets throughout 2001. Lower amortization from variable annuities was partially offset by additional amortization from growth in life insurance products. Growth in amortization in 2000 compared to 1999 is attributable to higher gross profits from variable annuities due to growth in average account balances during the year coupled with a decrease in estimated future gross profits due to increased surrender activity during 2000.

      Operating expenses were $444.1 million in 2001, a 7% decrease from 2000 operating expenses of $479.0 million. Operating expenses were $463.4 million in 1999. The decrease in 2001 reflects the Company's commitment to aggressive expense management in response to declining revenues and lower sales as a result of declining and volatile equity markets and a slowing economy throughout the year. The increase in 2000 reflected the growth in the number of annuity and life insurance contracts in-force and the related increase in administrative processing costs. The 1999 amount includes costs associated with investment management activities which were assigned to an affiliate in mid-1999.

      Federal income tax expense was $161.4 million representing an effective tax rate of 25.6% for 2001. Federal income tax expense in 2000 and 1999 was $207.7 million and $201.4 million, respectively, representing effective rates of 30.4% and 33.2%. An increase in tax-exempt income and tax credits, including credits from affordable housing partnership investments, resulted in the decrease in effective rates in both years.

      Other Data

      The Company analyzes operating performance using a measure not defined in accounting principles generally accepted in the United States of America
      (GAAP), which the Company refers to as net operating income. The Company calculates net operating income by adjusting net income to exclude all net realized gains and losses on investments, hedging instruments and hedged items, net of tax (except for net realized gains and losses related to securitizations), and cumulative effect of adoption of accounting principles, net of tax. Net operating income or similar measures are commonly used in the insurance industry as a measure of ongoing earnings performance.

      The excluded items are important in understanding the Company's overall results of operations. Net operating income should not be viewed as a substitute for net income determined in accordance with GAAP, and it should be noted that the Company's definition of net operating income may differ from that used by other companies. However, the Company believes that the presentation of net operating income as it is measured for management purposes enhances the understanding of the Company's results of operations by highlighting the results from ongoing operations and the underlying profitability factors of the Company's business. The Company excludes non-securitization related net realized gains and losses on investments, hedging instruments and hedged items, net of tax, from net operating income because such items are often the result of a single non-recurring event which may or may not be at the Company's discretion. Including the fluctuating effects of these transactions could distort trends in the underlying profitability of the Company's business. The Company includes securitization-related net realized gains and losses in net operating income because the Company believes such activities are part of its core asset management capabilities and expects securitization-related income to be a recurring component of earnings in the future. The Company also excludes the cumulative effect of adoption of accounting principles, net of tax, from net operating income as such adjustments are not reflective of the underlying operations of the Company's business.

      The following table reconciles the Company's reported net income to net operating income for each of the last three years.

      (in millions)                                                               2001              2000               1999
                                                                                -------           -------            -------
      Net income                                                                $ 461.8           $ 475.3            $ 405.1
      Net realized losses on investments, hedging instruments and hedged items, net of tax (excluding net realized gains and losses
        related to securitizations)                                                13.1              12.6                7.6
      Cumulative effect of adoption of accounting principles,
        net of tax                                                                  7.1                --                 --
                                                                                -------           -------            -------
        Net operating income                                                    $ 482.0           $ 487.9            $ 412.7
                                                                                =======           =======            =======

      Sales Information

      The Company regularly monitors and reports a non-GAAP measure titled sales. Sales or similar measures are commonly used in the insurance industry as a measure of business generated in the period.

      Sales should not be viewed as a substitute for revenues determined in accordance with GAAP, and the Company's definition of sales might differ from that used by other companies. Sales generate customer funds managed and administered, which ultimately drive revenues. Sales are comprised of statutory premiums and deposits on individual and group annuities and life insurance products sold to a diverse customer base. Statutory premiums and deposits are calculated in accordance with accounting practices prescribed or permitted by regulatory authorities and then adjusted to arrive at sales.

      Sales are stated net of internal replacements, which in the Company's opinion provides a more meaningful disclosure of sales. In addition, sales exclude: mutual fund net flows; funding agreements issued under the Company's medium-term note program; large case bank-owned life insurance
      (BOLI); large case pension plan acquisitions; and deposits into Nationwide employee and agent benefit plans. Although these products contribute to asset and earnings growth, they do not produce steady production flow that lends itself to meaningful comparisons and are therefore excluded from sales.

      The Company believes that the presentation of sales as measured for management purposes enhances the understanding of the Company's business and helps depict trends that may not be apparent in the results of operations due to differences between the timing of sales and revenue recognition.

      The Company's flagship products are marketed under The BEST of AMERICA brand, and include individual variable and group annuities and variable life insurance. The BEST of AMERICA products allow customers to choose from investment options managed by premier mutual fund managers. The Company has also developed private label variable and fixed annuity products in conjunction with other financial services providers that allow those providers to sell products to their own customer bases under their own brand name.

      The Company also markets group deferred compensation retirement plans to employees of state and local governments for use under IRC Section 457. The Company utilizes its sponsorship by the National Association of Counties and The United States Conference of Mayors when marketing IRC
      Section 457 products.

      Sales by product and segment for each of the last three years are as follows:

      (in millions)                                                               2001              2000               1999
                                                                                =========         =========          =========
      The BEST of AMERICA products                                              $ 3,927.2         $ 5,475.4          $ 4,639.2
      Private label annuities                                                     1,398.3             998.7              947.8
      Other                                                                           2.8              90.9              382.5
                                                                                ---------         ---------          ---------
         Total individual variable annuity sales                                  5,328.3           6,565.0            5,969.5
                                                                                ---------         ---------          ---------

      Deferred fixed annuities                                                    1,874.4             534.8              332.5
      Immediate fixed annuities                                                     127.8             127.7               64.2
                                                                                ---------         ---------          ---------
         Total individual fixed annuity sales                                     2,002.2             662.5              396.7
                                                                                ---------         ---------          ---------
           Total individual annuity sales                                       $ 7,330.5         $ 7,227.5          $ 6,366.2
                                                                                =========         =========          =========

      The BEST of AMERICA products                                              $ 3,067.6         $ 3,931.4          $ 3,537.7
      Other                                                                          56.9              47.3               83.1
                                                                                ---------         ---------          ---------
         Total private sector pension plan sales                                  3,124.5           3,978.7            3,620.8
                                                                                ---------         ---------          ---------

      Total public sector pension plan sales -
         IRC Section 457 annuities                                                1,521.2           2,148.8            2,190.3
                                                                                ---------         ---------          ---------
           Total institutional products sales                                   $ 4,645.7         $ 6,127.5          $ 5,811.1
                                                                                =========         =========          =========

      The BEST of AMERICA variable life series                                  $   552.4         $   573.4          $   425.9
      Corporate-owned life insurance                                                742.3             711.4              409.2
      Traditional/Universal life insurance                                          245.9             245.4              260.8
                                                                                ---------         ---------          ---------
         Total life insurance sales                                             $ 1,540.6         $ 1,530.2          $ 1,095.9
                                                                                =========         =========          =========

      The Company sells its products through a diverse distribution network. Unaffiliated entities that sell the Company's products to their own customer base include independent broker/dealers, brokerage firms, financial institutions, pension plan administrators and life insurance specialists. Representatives of an affiliate who market products directly to a customer base include Nationwide Retirement Solutions. The Company also distributes retirement savings products through the agency distribution force of its ultimate parent company, NMIC.

      Sales by distribution channel for each of the last three years are summarized as follows:

      (in millions)                                                               2001              2000               1999
                                                                              ===========         =========          =========
      Independent broker/dealers                                              $   4,185.9         $ 5,933.4          $ 5,097.8
      Brokerage firms                                                             2,123.5           1,183.8              900.2
      Financial institutions                                                      3,202.9           2,868.0            2,431.2
      Pension plan administrators                                                   959.7           1,044.2            1,165.7
      Life insurance specialists                                                    742.4             711.4              420.0
      Nationwide Retirement Solutions                                             1,591.7           2,328.6            2,470.3
      Nationwide agents                                                             710.6             815.8              787.9
                                                                              -----------         ---------          ---------

      The 29% decrease in sales in the independent broker/dealer channel in 2001 reflects primarily lower demand for variable annuities due to declining and volatile equity markets. Also contributing to the decline in 2001 were lower private sector group pension sales due to decreases in the average takeover case size reflecting the depressed equity markets and number of new plans sold in light of the economic slowdown. Total sales through this channel were up 16% in 2000 reflecting the strength of the Company's multiple product strategy, appointment of new distributors, introduction of new products and features and a diverse distribution network.

      Sales through brokerage firms increased 79% in 2001 compared to 2000, principally due to the addition of Waddell & Reed Financial, Inc. as a distributor. Sales through this new relationship totaled $1.04 billion for 2001.

      Sales through financial institutions grew 12% and 18% during 2001 and 2000, respectively, driven mainly by the appointment of new distributors in the bank channel who sell fixed annuity products and a shift in customer preference in 2001 to fixed annuity products in light of the declining and volatile equity markets.

      The increase in sales through life insurance specialists reflects $742.3 million of COLI sales in 2001 compared to $711.4 million in 2000 and $409.2 million in 1999. The Company entered the COLI market in 1998 and quickly became a market leader through a focus on mid-sized cases. Sales for 2001 reflect continued growth in renewal premiums, offset by a sharp decline in first year premiums, as the depressed economic conditions have reduced demand for new executive benefit plans.

      BUSINESS SEGMENTS

      The Company reports three product segments: Individual Annuity, Institutional Products and Life Insurance. In addition, the Company reports certain other revenues and expenses in a Corporate segment.

      The following table summarizes operating income before federal income tax expense for the Company's business segments for each of the last three years.

      (in millions)                                                                2001              2000               1999
                                                                                  =======           =======            =======
      Individual Annuity                                                          $ 231.4           $ 281.7            $ 259.2
      Institutional Products                                                        207.8             230.7              217.8
      Life Insurance                                                                184.7             152.9              120.8
      Corporate                                                                      26.6              37.1               20.3
                                                                                  -------           -------            -------
        Operating income before federal income tax expense                        $ 650.5           $ 702.4            $ 618.1
                                                                                  =======           =======            =======

      Individual Annuity

      The Individual Annuity segment consists of individual The BEST of AMERICA and private label deferred variable annuity products, deferred fixed annuity products and income products. Individual deferred annuity contracts provide the customer with tax-deferred accumulation of savings and flexible payout options including lump sum, systematic withdrawal or a stream of payments for life. In addition, variable annuity contracts provide the customer with access to a wide range of investment options and asset protection in the event of an untimely death, while fixed annuity contracts generate a return for the customer at a specified interest rate fixed for prescribed periods.

      The following table summarizes certain selected financial data for the Company's Individual Annuity segment for the years indicated.

      (in millions)                                                             2001                  2000                  1999
                                                                             ==========            ==========            ==========
      INCOME STATEMENT DATA
      Revenues:
        Policy charges                                                       $    495.1            $    573.2            $    484.6
        Net investment income                                                     534.7                 483.2                 458.9
        Premiums on immediate annuities                                            60.9                  52.7                  26.8
                                                                             ----------            ----------            ----------
                                                                                1,090.7               1,109.1                 970.3
                                                                             ----------            ----------            ----------
      Benefits and expenses:
        Interest credited to policyholder account balances                        433.2                 396.4                 384.9
        Other benefits                                                             68.7                  54.0                  23.8
        Amortization of deferred policy acquisition costs                         220.0                 238.7                 170.9
        Other operating expenses                                                  137.4                 138.3                 131.5
                                                                             ----------            ----------            ----------
                                                                                  859.3                 827.4                 711.1
                                                                             ----------            ----------            ----------
         Operating income before federal income tax expense                  $    231.4            $    281.7            $    259.2
                                                                             ==========            ==========            ==========

      OTHER DATA
      Sales:
        Individual variable annuities                                        $  5,328.3            $  6,565.0            $  5,969.5
        Individual fixed annuities                                              2,002.2                 662.5                 396.7
                                                                             ----------            ----------            ----------
         Total individual annuity sales                                      $  7,330.5            $  7,227.5            $  6,366.2
                                                                             ==========            ==========            ==========

      Average account balances:
        Separate account                                                     $ 33,419.0            $ 37,934.0            $ 31,929.2
        General account                                                         7,619.7               6,942.9               6,712.5
                                                                             ----------            ----------            ----------
         Total average account balances                                      $ 41,038.7            $ 44,876.9            $ 38,641.7
                                                                             ==========            ==========            ==========

      Account balances as of year end:
        Individual variable annuities                                        $ 36,020.9            $ 39,621.9            $ 40,274.7
        Individual fixed annuities                                              5,756.6               3,941.8               3,722.2
                                                                             ----------            ----------            ----------
         Total account balances                                              $ 41,777.5            $ 43,563.7            $ 43,996.9
                                                                             ==========            ==========            ==========

      Return on average allocated capital                                          13.4%                 20.4%                 19.7%
      Pre-tax operating income to average account balances                         0.56%                 0.63%                 0.67%
                                                                             ----------            ----------            ----------

      Pre-tax operating earnings reached $231.4 million in 2001, down 18% compared to 2000 pre-tax operating earnings of $281.7 million, which were up 9% from 1999. The decline in the equity markets during 2001 pushed average separate account balances lower, reducing policy charges and earnings for the year. Growth in average separate account balances in 2000 from market appreciation and net flows lead to higher policy charges in 2000 which were partially offset by higher amortization of DAC due to higher gross profits and additional surrender activity.

      Asset fees were $420.8 million in 2001 down 12% from $478.5 million in 2000 and totaled $415.0 million in 1999. Asset fees are calculated daily and charged as a percentage of separate account assets. The fluctuations in asset fees are primarily due to changes in the market value of the investment options underlying the account balances, which have followed the general trends of the equity markets. Average separate account assets decreased 12% in 2001 to $33.42 billion following a 19% increase in 2000.

      Surrender fees decreased by $19.7 million to $55.7 million in 2001 compared to $75.4 million in 2000 and $52.4 million in 1999. Lower surrender fees in 2001 were the result of the successful implementation of customer retention programs in the individual variable annuity business during the year. These programs were created as the heightened competitive environment in 2000 led to increased surrender activity and related fees.

      Interest spread is net investment income less interest credited to policyholder account balances. Interest spreads vary depending on crediting rates offered by the Company, performance of the investment portfolio, including the rate of prepayments, changes in market interest rates, the competitive environment and other factors.

      The following table depicts the interest spread on average general account reserves in the Individual Annuity segment for each of the last three years.

                                                                       2001                     2000                     1999
                                                                    =======                  =======                  =======
      Net investment income                                            7.58%                    7.88%                    7.58%
      Interest credited                                                5.69                     5.64                     5.72
                                                                    -------                  -------                  -------
        Interest spread                                                1.89%                    2.24%                    1.86%
                                                                    =======                  =======                  =======

      Interest spreads narrowed in 2001 compared to the prior year. A combination of a competitive environment, a sharp decline in interest rates and a by-product of the Company's investment strategy all contributed to the reduction in spreads. As a strategic move to maintain market share, the Company did not lower crediting rates in the third quarter of 2001 as quickly as earned rates declined. In addition, throughout 2001, the Company had a significant increase in cash flows in the general account due to strong fixed annuity sales. As a result, at certain times throughout the year, cash positions were greater than targeted as the Company acquired appropriate long-term investments, putting pressure on spreads, especially given a declining interest rate environment. Declining interest rates in 2001 resulted in a significant increase in mortgage loan and bond prepayment income, which added 8 basis points to the 2001 interest spread, compared to 4 basis points and 7 basis points, in 2000 and 1999, respectively. Interest spreads in 2000 benefited from a declining interest rate environment that allowed the Company to earn additional spread while still offering competitive crediting rates.

      The Company is able to mitigate the effects of changes in investment yields by periodically resetting the rates credited on fixed features of individual annuity contracts. As of December 31, 2001, individual fixed annuity policy reserves and fixed option of variable annuity reserves of $2.62 billion and $2.96 billion, respectively, are in contracts that adjust the crediting rate periodically with portions resetting in each calendar quarter. Individual fixed annuity policy reserves of $1.55 billion are in contracts that adjust the crediting rate every five years. The Company also has $373.0 million of fixed option of variable annuity policy reserves related to private label annuities that call for the crediting rate to be reset annually and $1.59 billion of individual fixed annuity policy reserves that are in payout status where the Company has guaranteed periodic, typically monthly, payments.

      Account balances ended 2001 at $41.78 billion, down $1.79 billion from the end of 2000 of $43.56 billion, which was down slightly from the end of 1999. Net flows, which consists of deposits less withdrawals, of $3.09 billion and $2.40 billion in 2001 and 2000, respectively, were offset by market depreciation of variable annuities of $4.51 billion and $1.45 billion in 2001 and 2000, respectively. Sales of fixed annuities were $2.00 billion in 2001, up 202% from 2000. The decline in the equity markets fueled interest in fixed annuity sales across the industry. The Company has been able to generate sales growth in excess of industry rates due to a focus, beginning in the second half of 2000, on expanding the number of banks that sell the Company's fixed products. Sales of variable annuities were $5.33 billion in 2001, down 19% from 2000. Variable annuity sales in 2000 were up 10% over 1999. Declining equity markets have reduced consumer demand for variable annuities. Sales of a proprietary variable annuity by Waddell & Reed Financial, Inc. of nearly $1.00 billion in 2001 provided growth in the brokerage channel, partially offsetting declines in the independent broker/dealer and financial institutions channels. According to VARDS, the Company was ranked 4th in total variable annuity sales in 2001 and 2000.

      The decrease in return on average allocated capital in 2001 is primarily a result of lower earnings on individual variable annuities due to depressed equity markets and additional allocated capital to support growth in fixed annuities during 2001.

      The decrease in pre-tax operating income to average account balances in 2001 and 2000 is primarily a result of lower interest spreads on average general account reserves and the Company not being able to reduce its operating expenses as quickly and in proportion to the decrease in policy charges due to declining equity markets in 2001. In 2000, additional DAC amortization as a result of increased surrender activity decreased pre-tax operating income to average account balances.

      Institutional Products

      The Institutional Products segment is comprised of the Company's private and public sector group retirement plans and medium-term note program. The private sector includes the 401(k) business generated through fixed and variable annuities. The public sector includes the IRC Section 457 business in the form of fixed and variable annuities. Sales results do not include business generated through the Company's medium-term note program, large case pension plan acquisitions and Nationwide employee and agent benefit plans, however the income statement data does reflect this business.

      The following table summarizes certain selected financial data for the Company's Institutional Products segment for the years indicated.

      (in millions)                                                           2001                2000                1999
                                                                           ==========          ==========          ==========
      INCOME STATEMENT DATA
      Revenues:
        Policy charges                                                     $    205.9          $    251.6          $    211.9
        Net investment income                                                   847.5               827.4               771.2
                                                                           ----------          ----------          ----------
                                                                              1,053.4             1,079.0               983.1
                                                                           ----------          ----------          ----------
      Benefits and expenses:
        Interest credited to policyholder account balances                      627.8               628.8               580.9
        Other operating expenses                                                217.8               219.5               184.4
                                                                           ----------          ----------          ----------
                                                                                845.6               848.3               765.3
                                                                           ----------          ----------          ----------
          Operating income before federal income tax expense               $    207.8          $    230.7          $    217.8
                                                                           ==========          ==========          ==========

      OTHER DATA
      Sales:
        Private sector pension plans                                       $  3,124.5          $  3,978.7          $  3,620.8
        Public sector pension plans                                           1,521.2             2,148.8             2,190.3
                                                                           ----------          ----------          ----------
          Total institutional products sales                               $  4,645.7          $  6,127.5          $  5,811.1
                                                                           ==========          ==========          ==========

      Average account balances:
        Separate account                                                   $ 23,149.9          $ 27,806.7          $ 22,350.3
        General account                                                      11,528.3            10,521.2            10,147.7
                                                                           ----------          ----------          ----------
          Total average account balances                                   $ 34,678.2          $ 38,327.9          $ 32,498.0
                                                                           ==========          ==========          ==========

      Account balances as of year end:
        Private sector pension plans                                       $ 16,405.5          $ 18,001.4          $ 19,246.2
        Public sector pension plans                                          14,288.8            17,294.5            18,949.2
        Funding agreements backing medium-term notes                          3,128.1             1,627.7               574.5
                                                                           ----------          ----------          ----------
          Total account balances                                           $ 33,822.4          $ 36,923.6          $ 38,769.9
                                                                           ==========          ==========          ==========

      Return on average allocated capital                                        22.6%               24.2%               24.5%
      Pre-tax operating income to average account balances                       0.60%               0.59%               0.65%
                                                                           ----------          ----------          ----------

      Pre-tax operating income totaled $207.8 million in 2001, down 10% compared to 2000 pre-tax operating income of $230.7 million, which was up 6% from 1999. Declining equity markets throughout 2001 drove average separate account balances, policy charges and earnings lower. In addition, an intensively competitive environment in the public sector market have reduced revenues and earnings. Growth in the medium-term note program partially offset the declines in the pension businesses. Results for 2000 benefited from growth in average account balances due to net flows and market appreciation.

      Asset fees declined 20% to $176.7 million in 2001 compared to $220.2 million in 2000. The decline was driven by a 17% decrease in average separate account assets in 2001 compared to a 24% increase in 2000. Other policy charges are down in 2001 as a result of additional administration fees in 2000 from case terminations.

      Institutional Products segment results reflect an increase in interest spread income attributable to growth in average general account balances from the Company's medium-term note program. Interest spread is net investment income less interest credited to policyholder account balances. Interest spreads vary depending on crediting rates offered by the Company, performance of the investment portfolio, including the rate of prepayments, changes in market interest rates, the competitive environment and other factors.

      The following table depicts the interest spread on average general account reserves in the Institutional Products segment for each of the last three years.

                                                                                   2001              2000               1999
                                                                                  ======            ======             ======
      Net investment income                                                         7.35%             7.86%              7.60%
      Interest credited                                                             5.44              5.98               5.72
                                                                                  ------            ------             ------
          Interest spread                                                           1.91%             1.88%              1.88%
                                                                                  ======            ======             ======

      Interest spread on average general account reserves remained flat in 2001 compared to 2000 and 1999. Declining interest rates in 2001 resulted in a significant increase in mortgage loan and bond prepayment income, which added 13 basis points to the 2001 interest spread, compared to 4 basis points and 8 basis points, in 2000 and 1999, respectively. The additional prepayment income offset the impact on spreads of higher than anticipated cash balances at times throughout 2001 and yields declining on new investments more quickly than crediting rates could be adjusted.

      The Company is able to mitigate the effects of changes in investment yields by periodically resetting the rates credited on fixed features sold through group annuity contracts. Fixed annuity policy reserves in the Institutional Products segment as of December 31, 2001, included $6.56 billion in contracts where the guaranteed interest rate is reestablished each quarter and $922.2 million in contracts that adjust the crediting rate periodically with portions resetting in each calendar quarter. In this segment, the Company also has $1.50 billion of fixed option of variable annuity policy reserves that call for the crediting rate to be reset annually on January 1. The remaining $3.13 billion of fixed annuity policy reserves relate to funding agreements issued in conjunction with the Company's medium-term note program where the crediting rate is either fixed for the term of the contract or variable, based on an underlying index.

      Other operating expenses in 2001 decreased 1% compared to a 19% increase in 2000. The decrease in 2001 reflects the Company's commitment to aggressively manage expenses in response to declining revenues and lower sales as a result of declining and volatile equity markets and a slowing economy throughout the year. Higher operating expenses in 2000 reflect the significant technology investments made as part of the new business model in the public sector business.

      Account balances ended 2001 at $33.82 billion, down $3.10 billion from $36.92 billion at the end of 2000, and compared to $38.77 billion at the end of 1999. The decrease in 2001 is due to market depreciation on variable assets and large case terminations on fixed and variable annuity cases in both 2000 and 1999. The Company's medium-term note program posted a record year with $1.48 billion in new issues and ended 2001 with $3.13 billion in account balances. Private sector sales were down in 2001 reflecting lower sales due to decreases in the average takeover case size reflecting the depressed equity markets and an 11% decline in the number of new plans sold in light of the economic slow down. Sales of public sector pension plans in 2001 decreased 29% compared to 2000 reflecting the impact of earlier case terminations. Declines in sales in both private sector and public sector also reflect increased interest of plan sponsors to use investment vehicles other than group annuity contracts.

      The decrease in return on average allocated capital in 2001 is primarily a result of lower earnings on variable annuities due to depressed equity markets and additional allocated capital to support growth in the medium-term note program.

      Pre-tax operating income to average account balances of 0.60% in 2001 remained relatively flat compared to 0.59% in 2000 and decreased from 0.65% in 1999. The decrease in 2000 was primarily driven by a change in the mix of products, including new products with reduced policy charges and the growth in separate account products.

      Life Insurance

      The Life Insurance segment consists of investment life products, including both individual variable life and COLI products, traditional life insurance products and universal life insurance. Life insurance products provide a death benefit and generally also allow the customer to build cash value on a tax-advantaged basis.

      The following table summarizes certain selected financial data for the Company's Life Insurance segment for the years indicated.

      (in millions)                                                            2001                2000                1999
                                                                            =========           =========           =========
      INCOME STATEMENT DATA
      Revenues:
        Policy charges                                                      $   316.3           $   266.6           $   199.0
        Net investment income                                                   323.3               289.2               253.1
        Other                                                                   190.2               187.3               194.0
                                                                            ---------           ---------           ---------
                                                                                829.8               743.1               646.1
                                                                            ---------           ---------           ---------
      Benefits                                                                  431.1               389.3               359.5
      Operating expenses                                                        214.0               200.9               165.8
                                                                            ---------           ---------           ---------
                                                                                645.1               590.2               525.3
                                                                            ---------           ---------           ---------
          Operating income before federal income tax expense                $   184.7           $   152.9           $   120.8
                                                                            =========           =========           =========

      OTHER DATA
      Sales:
        The BEST of AMERICA variable life series                            $   552.4           $   573.4           $   425.9
        Corporate-owned life insurance                                          742.3               711.4               409.2
        Traditional/Universal life insurance                                    245.9               245.4               260.8
                                                                            ---------           ---------           ---------
          Total life insurance sales                                        $ 1,540.6           $ 1,530.2           $ 1,095.9
                                                                            =========           =========           =========

      Policy reserves as of year end:
        Individual investment life insurance                                $ 2,203.7           $ 2,092.0           $ 1,832.3
        Corporate investment life insurance                                   3,236.8             2,552.3             1,498.6
        Traditional life insurance                                            1,873.4             1,813.0             1,787.0
        Universal life insurance                                                785.3               768.2               795.9
                                                                            ---------           ---------           ---------
          Total policy reserves                                             $ 8,099.2           $ 7,225.5           $ 5,913.8
                                                                            =========           =========           =========

      Life insurance in-force as of year end:
        Individual investment life insurance                                $30,641.0           $26,781.5           $21,596.1
        Corporate investment life insurance                                   7,727.6             6,143.9             4,088.4
        Traditional life insurance                                           24,276.7            23,441.5            24,419.1
        Universal life insurance                                              7,806.3             8,023.1             8,460.1
                                                                            ---------           ---------           ---------
          Total insurance in-force                                          $70,451.6           $64,390.0           $58,563.7
                                                                            =========           =========           =========

      Return on average allocated capital                                        12.1%               11.5%               11.0%
                                                                            ---------           ---------           ---------

      Life Insurance segment results reflect increased revenues driven by growth in investment life insurance in-force. Life Insurance segment earnings in 2001 increased 21% to $184.7 million, up from $152.9 million a year ago and $120.8 million in 1999. The increase in Life Insurance segment earnings is attributable to revenue growth generated from new sales and high persistency of both individual and corporate investment life insurance products.

      Policy charges increased 19% to $316.3 million in 2001, following a 34% increase to $266.6 million in 2000. Cost of insurance charges, which are assessed on the amount of insurance in-force in excess of the related policyholder account value, increased 29% and 34% in 2001 and 2000, respectively, and reflect growth in insurance in-force and policy reserves from high persistency of in-force contracts and new sales. Administrative fees were flat in 2001 compared to 2000, after increasing 35% in 2000, and reflect lower first year sales growth in 2001.

      Net investment income increased in both 2001 and 2000 as a result of growth in general account corporate-owned life insurance in-force.

      While 2001 mortality experience was higher than 2000, the Company's mortality experience continues to be favorable relative to pricing assumptions. The favorable experience has allowed the Company to renegotiate and lower certain reinsurance premiums.

      Operating expenses were $214.0 million in 2001, up 7% from 2000. Operating expenses for 2000 were $200.9 million, a 21% increase over 1999. Although expenses did increase marginally in 2001 compared to 2000, the increase was significantly less than the increase in segment revenues, reflecting the operational efficiencies and scale advantage being developed in the investment life operation. Technology and process improvement investments intended to streamline and improve the underwriting and policy-issue process made in 2000 are helping to develop these efficiencies.

      Total life insurance sales in 2001 of $1.54 billion were essentially flat compared to $1.53 billion during 2000 and were $1.10 billion in 1999. Individual variable universal life sales have been adversely impacted by the phase out of the estate tax, uncertainty surrounding the taxation of split dollar plans, and the volatile stock market. Sales of new COLI cases were down given the depressed economic conditions where corporations are not forming new executive benefit plans and existing plans are being funded at lower levels. According to the Tillinghast-Towers Perrin Value Variable Life Survey, the Company ranked 6th in variable life sales in 2001, up from 7th in 2000.

      Corporate

      The following table summarizes certain selected financial data for the Company's Corporate segment for the years indicated.

      (in millions)                                                                 2001              2000              1999
                                                                                   ======            ======            =======
      INCOME STATEMENT DATA
      Operating revenues                                                           $ 35.5            $ 72.1            $ 103.7
      Operating expenses                                                              8.9              35.0               83.4
                                                                                   ------            ------            -------
        Operating income before federal income tax expense (1)                     $ 26.6            $ 37.1            $  20.3
                                                                                   ======            ======            =======

      ----------
      (1) Excludes net realized gains and losses on investments, hedging instruments and hedged items.

      The Corporate segment consists of net investment income not allocated to the three product segments, unallocated expenses, interest expense on debt and beginning in 2001, results from the Company's structured products initiatives.

      The decline in revenues reflects a decrease in net investment income on real estate investments, passive losses from affordable housing partnership investments, lower investment yields from declining interest rates and fewer investments retained in the Corporate segment as more capital and the related investment earnings are allocated to the product segments to support growth. Operating expenses include interest expense on debt, which totaled $6.2 million, $1.3 million and none in 2001, 2000 and 1999, respectively.

      In addition to these operating revenues and expenses, the Company also reports net realized gains and losses on investments, hedging instruments and hedged items in the Corporate segment. The Company realized net investment gains of $61.6 million, including $44.4 million from the related party transaction discussed below, from the sale of investments and net losses on other-than-temporary impairments on securities available-for-sale of $79.9 million, including $25.9 million on fixed maturity securities issued by Enron and affiliated entities, during 2001. This compares to realized net investment losses of $8.9 million from the sale of investments and net losses on other-than-temporary impairments on securities available-for-sale of $10.5 million during 2000 and realized net investment losses of $19.1 million from the sale of investments and net gains on other-than-temporary impairments on securities available-for-sale of $7.5 million during 1999. During 2001, the Company entered into a transaction with NMIC, whereby it sold 78% of its interest in a limited partnership (representing 49% of the limited partnership) to NMIC for $158.9 million. As a result of this sale, the Company recorded a realized gain of $44.4 million.

      In addition, the Company realized an after tax loss of $4.8 million related to the adoption of FAS 133 in first quarter 2001 and an after tax loss of $2.3 million related to the adoption of EITF 99-20 in second quarter 2001.

      In an effort to continue to leverage investment expertise, the Company's structured products group structured and executed two transactions in 2001. In the first quarter, the Company structured and launched a $315 million collateralized bond obligation (CBO), generating $1.6 million of operating income for 2001. In the fourth quarter, the Company structured and launched its first commercial mortgage loan securitization, adding $1.9 million of operating income in 2001.

      RELATED PARTY TRANSACTIONS

      During 2001, the Company entered into a transaction with NMIC, whereby it sold 78% of its interest in a limited partnership (representing 49% of the limited partnership) to NMIC for $158.9 million. As a result of this sale, the Company recorded a realized gain of $44.4 million, and related tax expense of $15.5 million. The sale price, which was paid in cash, represented the fair value of the limited partnership interest and was based on a valuation of the limited partnership and its underlying investments. The valuation was completed by qualified management of the limited partnership and utilized a combination of internal and independent valuations of the underlying investments of the limited partnership. Additionally, senior financial officers and the Boards of Directors of the Company and NMIC separately reviewed and approved the valuation prior to the execution of this transaction. The Company continues to hold an economic and voting interest in the limited partnership of approximately 14%, with NMIC holding the remaining interests.

      NLIC has issued group annuity and life insurance contracts and performs administrative services for various employee benefit plans sponsored by NMIC or its affiliates. Total account values of these contracts were $4.68 billion and $4.80 billion as of December 31, 2001 and 2000, respectively. Total revenues from these contracts were $150.7 million, $156.8 million and $149.7 million for the years ended December 31, 2001, 2000 and 1999, respectively, and include policy charges, net investment income from investments backing the contracts and administrative fees. Total interest credited to the account balances were $118.4 million, $131.9 million and $112.0 million for the years ended December 31, 2001, 2000 and 1999, respectively. The terms of these contracts are consistent in all material respects with what the Company offers to unaffiliated parties.

      The Company files a consolidated federal tax return with NMIC, as described in note 2(i). Total payments (from) to NMIC were $(45.4) million, $74.6 million and $29.8 million for the years ended December 31, 2001, 2000 and 1999, respectively.

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

      The Company has a reinsurance agreement with NMIC whereby all of the Company's accident and health business is ceded to NMIC on a modified coinsurance basis. The agreement covers individual accident and health business for all periods presented and group and franchise accident and health business since July 1, 1999. Either party may terminate the agreement on January 1 of any year with prior notice. Prior to July 1, 1999 group and franchise accident and health business and a block of group life insurance policies were ceded to ELOW under a modified coinsurance agreement. Under a modified coinsurance agreement, invested assets are retained by the ceding company and investment earnings are paid to the reinsurer. Under the terms of the Company's agreements, the investment risk associated with changes in interest rates is borne by the reinsurer. Risk of asset default is retained by the Company, although a fee is paid to the Company for the retention of such risk. The ceding of risk does not discharge the original insurer from its primary obligation to the policyholder. The Company believes that the terms of the modified coinsurance agreements are consistent in all material respects with what the Company could have obtained with unaffiliated parties. Revenues ceded to NMIC and ELOW for the years ended December 31, 2001, 2000 and 1999 were $200.7 million, $170.1 million, and $193.0 million, respectively, while benefits, claims and expenses ceded were $208.5 million, $168.0 million and $197.3 million, respectively.

      Pursuant to a cost sharing agreement among NMIC and certain of its direct and indirect subsidiaries, including the Company, NMIC provides certain operational and administrative services, such as investment management, advertising, personnel and general management services, to those subsidiaries. Expenses covered by such agreement are subject to allocation among NMIC and such subsidiaries. Measures used to allocate expenses among companies include individual employee estimates of time spent, special cost studies, salary expense, commission expense and other methods agreed to by the participating companies that are within industry guidelines and practices. In addition, Nationwide Services Company, a subsidiary of NMIC, provides computer, telephone, mail, employee benefits administration, and other services to NMIC and certain of its direct and indirect subsidiaries, including the Company, based on specified rates for units of service consumed. For the years ended December 31, 2001, 2000 and 1999, the Company made payments to NMIC and Nationwide Services Company totaling $139.8 million, $150.3 million, and $124.1 million, respectively. The Company does not believe that expenses recognized under these agreements are materially different than expenses that would have been recognized had the Company operated on a stand-alone basis.

      Under a marketing agreement with NMIC, NLIC makes payments to cover a portion of the agent marketing allowance that is paid to Nationwide agents. These costs cover product development and promotion, sales literature, rent and similar items. Payments under this agreement totaled $26.4 million, $31.4 million and $34.5 million for the years ended December 31, 2001, 2000 and 1999, respectively.

      The Company leases office space from NMIC and certain of its subsidiaries. For the years ended December 31, 2001, 2000 and 1999, the Company made lease payments to NMIC and its subsidiaries of $18.7 million, $14.1 million and $9.9 million, respectively.

      The Company also participates in intercompany repurchase agreements with affiliates whereby the seller will transfer securities to the buyer at a stated value. Upon demand or after a stated period, the seller will repurchase the securities at the original sales price plus a price differential. During 2001, the most the Company had outstanding at any given time was $368.5 million and the Company incurred interest expense on intercompany repurchase agreements of $0.2 million for 2001. Transactions under the agreements during 2000 and 1999 were not material. The Company believes that the terms of the repurchase agreements are materially consistent with what the Company could have obtained with unaffiliated parties.

      The Company and various affiliates entered into agreements with Nationwide Cash Management Company (NCMC), an affiliate, under which NCMC acts as a common agent in handling the purchase and sale of short-term securities for the respective accounts of the participants. Amounts on deposit with NCMC were $54.8 million and $321.1 million as of December 31, 2001 and 2000, respectively, and are included in short-term investments on the accompanying consolidated balance sheets.

      Certain annuity products are sold through affiliated companies, which are also subsidiaries of NFS. Total commissions and fees paid to these affiliates for the three years ended December 31, 2001 were $52.9 million, $65.0 million and $79.7 million, respectively.

      The Company makes seed investments in Gartmore Global Investments, Inc., an affiliate, to capitalize new mutual fund offerings. As of December 31, 2001 and 2000, the fair value of these investments totaled $54.5 million and $49.9 million, respectively.

      On December 19, 2001, the Company sold a 7.50%, $300.0 million surplus note to NFS, maturing on December 17, 2031. The fair value of the surplus note as of December 31, 2001 was $300.0 million. Principal and interest payments are subject to prior approval by the superintendent of insurance of the State of Ohio. The Company is scheduled to pay interest semi-annually on June 17 and December 17 of each year commencing June 17, 2002.

      OFF-BALANCE SHEET TRANSACTIONS

      Under the medium-term note program, the Company issues funding agreements, which are insurance obligations, to an unrelated third party trust to secure notes issued to investors by the trust. The funding agreements are recorded as a component of future policy benefits and claims on the Company's consolidated balance sheets. Because the Company has no ownership interest in, or control over, the third party trust that issues the notes, the Company does not include the trust in its consolidated financial statements and therefore, such notes are not reflected in the consolidated financial statements of the Company. As the notes issued by the trust have a secured interest in the funding agreement issued by the Company, Moody's and S&P assign the same ratings to the notes as the insurance financial strength of the Company.

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

      Interest Rate Risk

      Fluctuations in interest rates can potentially impact the Company's earnings, cash flows and the fair value of its assets and liabilities. Generally, in a declining interest rate environment, the Company may be required to reinvest the proceeds from matured and prepaid investments at rates lower than the overall yield of the portfolio, which could reduce interest spread income. In addition, minimum guaranteed crediting rates (typically 3.0% or 3.5%) on certain annuity contracts could result in a reduction of the Company's interest spread income in the event of a significant and prolonged decline in interest rates from market rates at the end of 2001. The average crediting rate of fixed annuity products during 2001 was 5.69% and 5.44% for the Individual Annuity and Institutional Products segments, respectively, well in excess of the guaranteed rates. The Company mitigates this risk by investing in assets with maturities and durations that match the expected characteristics of the liabilities and by investing in mortgage- and asset-backed securities with limited prepayment exposure.

      Conversely, a rising interest rate environment could result in a reduction of interest spread income or an increase in policyholder surrenders. Existing general account investments supporting annuity liabilities have a weighted average maturity of approximately 5.37 years as of December 31, 2001 and therefore, the change in yield of the portfolio will lag changes in market interest rates. This lag is increased if the rate of prepayments of securities slows. To the extent the Company sets renewal rates based on current market rates, this will result in reduced interest spreads. Alternatively, if the Company sets renewal crediting rates while attempting to maintain a desired spread from the portfolio yield, the rates offered by the Company may be less than new money rates offered by competitors. This difference could result in an increase in surrender activity by policyholders. If the Company could not fund the surrenders with its cash flow from operations, the Company may be required to sell investments, which likely would have declined in value due to the increase in interest rates. The Company mitigates this risk by offering products that assess surrender charges or market value adjustments at the time of surrender, by investing in assets with maturities and durations that match the expected characteristics of the liabilities, and by investing in mortgage- and asset-backed securities with limited prepayment exposure.

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

      For individual immediate annuities having future benefits which cannot be changed at the option of the policyholder, the underlying assets are managed in a separate pool. The duration of assets and liabilities in this pool are kept as close together as possible. For assets, the repayment cash flows, plus anticipated coupon payments, are used in calculating asset duration. Future benefits and expenses are used for liabilities. As of December 31, 2001, the average duration of assets in this pool was 7.56 years and the average duration of the liabilities was 7.50 years. Individual immediate annuity policy reserves on this business were $1.59 billion as of December 31, 2001.

      Because the timing of the payment of future benefits on the majority of the Company's business can be changed by the policyholder, the Company employs cash flow testing techniques in its asset/liability management process. In addition, each year the Company's annuity and insurance business is analyzed to determine the adequacy of the reserves supporting such business. This analysis is accomplished by projecting the anticipated cash flows from such business and the assets required to support such business under a number of possible future interest rate scenarios. The first seven of these scenarios are required by state insurance regulation. Projections are also made using 11 additional scenarios, which involve more extreme fluctuations in future interest rates and equity markets. Finally, to get a statistical analysis of possible results and to minimize any bias in the 18 predetermined scenarios, additional projections are made using 50 randomly generated interest rate scenarios. For the Company's 2001 cash flow testing process, interest rates for 90-day treasury bills ranged from 1.18% to 10.90% under the 18 predetermined scenarios and 0.78% to 21.03% under the 50 random scenarios. Interest rates for longer maturity treasury securities had comparable ranges. The values produced by each projection are used to determine future gains or losses from the Company's annuity and insurance business, which, in turn, are used to quantify the adequacy of the Company's reserves over the entire projection period. The results of the Company's cash flow testing indicated that the Company's reserves were adequate as of December 31, 2001.

      Use of Derivatives to Manage Interest Rate Risk

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

      In using interest rate swaps, the Company receives fixed interest rate payments and makes variable rate payments; thereby creating fixed rate assets.

      The long Eurodollar futures change the variable rate cash flow exposure to fixed rate cash flows. With long Eurodollar futures, if interest rates rise (fall), the losses (gains) on the futures are used to reduce the variable rate income on the investments, thereby creating fixed rate investments.

      Foreign Currency Risk Management

      In conjunction with the Company's medium-term note program, from time to time, the Company issues both fixed and variable rate liabilities denominated in foreign currencies. As a result, the Company is exposed to changes in fair value of the liabilities due to changes in foreign currency exchange rates and interest rates. To manage these risks, the Company enters into cross-currency interest rate swaps to convert these liabilities to a variable U.S. dollar rate.

      For a fixed rate liability, the cross-currency interest rate swap is structured to receive a fixed rate, in the foreign currency, and pay a variable U.S. dollar rate, generally 3-month libor. For a variable rate foreign liability, the cross-currency interest rate swap is structured to receive a variable rate, in the foreign currency, and pay a variable U.S. dollar rate, generally 3-month libor.

      The Company is exposed to changes in fair value of fixed rate investments denominated in a foreign currency due to changes in foreign currency exchange rates and interest rates. To manage this risk, the Company uses cross-currency interest rate swaps to convert these assets to variable U.S. dollar rate instruments. Cross-currency interest rate swaps on assets are structured to pay a fixed rate, in the foreign currency, and receive a variable U.S. dollar rate, generally 3-month libor.

      Cross-currency interest rate swaps in place against each foreign currency obligation or investment hedge the Company against adverse currency movements with respect to both period interest payments and principal repayment.

      Characteristics of Interest Rate Sensitive Financial Instruments

      The following table provides information about the Company's financial instruments as of December 31, 2001 that are sensitive to changes in interest rates. Insurance contracts that subject the Company to significant mortality risk, including life insurance contracts and life-contingent immediate annuities, do not meet the definition of a financial instrument and are not included in the table.



(in millions)                         2002        2003        2004        2005        2006
                                   ---------   ---------   ---------   ---------   ---------
ASSETS
Fixed maturity securities:
 Corporate bonds:
   Principal                       $ 1,592.8   $ 1,254.7   $ 1,338.2   $ 1,656.5   $ 1,788.9
   Average interest rate                 7.4%        6.9%        6.8%        7.2%        7.5%
 Mortgage and other asset-
   backed securities:
   Principal                       $ 1,088.4   $   838.5   $   837.7   $   705.9   $   635.6
   Average interest rate                 7.4%        7.4%        6.9%        6.7%        6.6%
 Other fixed maturity securities:
   Principal                       $    20.3   $    43.5   $    50.0   $    15.9   $    29.9
   Average interest rate                18.2%        7.6%        7.7%        6.1%        6.4%
Mortgage loans on real estate:
   Principal                       $   382.0   $   459.8   $   515.9   $   905.8   $   751.0
   Average interest rate                 8.5%        7.5%        7.3%        6.9%        7.1%

LIABILITIES
Deferred fixed annuities:
   Principal                       $ 2,328.0   $ 2,121.0   $ 1,819.0   $ 1,585.0   $ 1,493.0
   Average credited rate                 5.2%        5.1%        4.9%        4.8%        4.6%
Immediate annuities:
   Principal                       $    48.0   $    43.0   $    38.0   $    33.0   $    29.0
   Average credited rate                 7.1%        7.2%        7.2%        7.2%        7.2%
Short-term borrowings:
   Principal                       $   100.0   $      --   $      --   $      --   $      --
   Average interest rate                 1.9%         --          --          --          --
Long-term debt:
   Principal                       $      --   $      --   $      --   $      --   $      --
   Average interest rate                  --          --          --          --          --

DERIVATIVE FINANCIAL INSTRUMENTS
Interest rate swaps:
  Pay fixed/receive variable
    Notional value                 $    20.0   $    91.8   $   260.6   $   364.1    $  368.4
    Weighted average pay rate            3.5%        6.0%        5.7%        6.1%        5.9%
    Weighted average receive rate        2.6%        2.0%        2.2%        2.3%        2.1%
  Pay variable/receive fixed
    Notional value                 $     5.0   $     28.1  $    529.5  $    426.7   $   570.7
    Weighted average pay rate            2.4%        2.2%        2.5%        2.6%        2.5%
    Weighted average receive rate        7.0%        4.1%        4.0%        3.7%        4.3%
  Pay variable/receive variable
    Notional value                 $     7.5   $   375.9   $    98.1   $   424.1   $   102.6
    Weighted average pay rate            5.0%        2.3%        2.6%        2.2%        2.4%
    Weighted average receive rate        3.6%        3.5%        3.9%        2.6%        3.9%
  Convertible asset swap
    Notional value                 $      --   $    65.9   $   148.7   $    19.8   $    64.4
    Weighted average receive rate         --         3.4%        3.7%        4.2%        3.2%
  Credit default swap
    Notional value                 $      --   $    10.0   $    25.0   $    48.0   $   131.0
    Weighted average receive rate         --         1.3%        2.1%        1.8%        1.1%
Interest rate futures:
  Long positions
    Contract amount/notional       $    34.0   $     6.0   $     4.0   $     1.0   $      --
    Weighted average settlement
    price                               92.8        92.5        92.3        92.3          --
  Short positions
    Contract amount/notional       $ 2,026.4   $ 1,363.0   $ 1,021.0   $   663.0   $   392.0
    Weighted average settlement
    price                               95.8        93.5        93.3        93.3        93.1

                                                               2001        2000
                                     There-                    Fair        Fair
(in millions)                         after       Total       Value       Value
                                    ---------   ---------   ---------   ---------
ASSETS
Fixed maturity securities:
 Corporate bonds:
   Principal                        $ 4,477.9   $12,109.0   $12,063.9   $ 9,858.2
   Average interest rate                  7.7%        7.4%
 Mortgage and other asset-
   backed securities:
   Principal                        $ 1,961.9   $ 6,068.0   $ 5,968.8   $ 5,169.7
   Average interest rate                  6.8%        7.0%
 Other fixed maturity securities:
   Principal                        $   240.0   $   399.6   $   338.1   $   415.1
   Average interest rate                  7.6%        8.0%
Mortgage loans on real estate:
   Principal                        $ 4,111.1   $ 7,125.6   $ 7,293.3   $ 6,327.8
   Average interest rate                  7.6%        7.5%

LIABILITIES
Deferred fixed annuities:
   Principal                        $ 9,807.5   $19,153.5   $18,113.0   $15,697.8
   Average credited rate                  4.5%        4.7%
Immediate annuities:
   Principal                        $   205.0   $   396.0   $   308.0   $   282.0
   Average credited rate                  7.2%        7.2%
Short-term borrowings:
   Principal                        $      --   $   100.0   $   100.0   $   118.7
   Average interest rate                   --         1.9%
Long-term debt:
   Principal                        $   300.0   $   300.0   $   300.0   $      --
   Average interest rate                  7.5%        7.5%

DERIVATIVE FINANCIAL INSTRUMENTS
Interest rate swaps:
  Pay fixed/receive variable
    Notional value                  $   871.0   $ 1,975.9   $   (45.0)  $   (21.3)
    Weighted average pay rate             6.0%        5.9%
    Weighted average receive rate         2.3%        2.2%
  Pay variable/receive fixed
    Notional value                  $   835.9   $ 2,395.9   $   (32.1)  $   (32.1)
    Weighted average pay rate             2.5%        2.5%
    Weighted average receive rate         5.7%        4.6%
  Pay variable/receive variable
    Notional value                  $      --   $ 1,008.2   $   (20.4)  $     5.2
    Weighted average pay rate              --         2.3%
    Weighted average receive rate          --         3.2%
  Convertible asset swap
    Notional value                  $      --   $   298.8   $    27.6   $     1.9
    Weighted average receive rate          --         3.6%
  Credit default swap
    Notional value                  $      --   $   214.0   $    (0.7)  $      --
    Weighted average receive rate          --         1.4%
Interest rate futures:
  Long positions
    Contract amount/notional        $      --   $    45.0   $     0.4   $     0.3
    Weighted average settlement
    price                                  --        92.7
  Short positions
    Contract amount/notional        $   509.0   $ 5,974.4   $   (33.4)  $   (16.3)
    Weighted average settlement
    price                                92.9        94.2

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

      Deferred fixed annuities: The maturity year is based on the expected date of policyholder withdrawal, taking into account actual experience, current interest rates and contract terms. Included are group annuity contracts representing $8.98 billion of general account liabilities as of December 31, 2001, which are generally subject to market value adjustment upon surrender and which may also be subject to surrender charges. Of the total group annuity liabilities, $6.56 billion were in contracts where the crediting rate is reset quarterly, $922.2 million were in contracts that adjust the crediting rate on an annual basis with portions resetting in each calendar quarter and $1.50 billion were in contracts where the crediting rate is reset annually on January 1. Fixed annuity policy reserves of $3.13 billion relate to funding agreements issued in conjunction with the Company's medium-term note program where the crediting rate is either fixed for the term of the contract or variable, based on an underlying index. Also included in deferred fixed annuities are certain individual annuity contracts, which are also subject to surrender charges calculated as a percentage of the deposits made and assessed at declining rates during the first seven years after a deposit is made. As of December 31, 2001, individual annuity general account liabilities totaling $5.58 billion were in contracts where the crediting rate is reset periodically, with portions resetting in each calendar quarter and $373.0 million that reset annually. Individual fixed annuity policy reserves of $1.55 billion are in contracts that adjust the crediting rate every five years. The average crediting rate is calculated as the difference between the projected yield of the assets backing the liabilities and a targeted interest spread. However, for certain individual annuities the credited rate is also adjusted to partially reflect current new money rates.

      Immediate annuities: Included are non-life contingent contracts in payout status where the Company has guaranteed periodic, typically monthly, payments. The maturity year is based on the terms of the contract.

      Short-term borrowings and long-term debt: The maturity year is the stated maturity date of the obligation.

      Derivative financial instruments: The maturity year is based on the terms of the related contracts. Interest rate swaps include cross-currency interest rate swaps that eliminate all foreign currency exposure the Company has with existing assets and liabilities. Cross-currency interest rate swaps in place against each foreign currency obligation hedge the Company against adverse currency movements with respect to both period interest payments and principal repayment. Underlying details by currency have therefore been omitted. Variable swap rates and settlement prices reflect rates and prices in effect as of December 31, 2001.

      Equity Market Risk

      Asset fees calculated as a percentage of the separate account assets are a significant source of revenue to the Company. As of December 31, 2001, 82% of separate account assets were invested in equity mutual funds. Gains and losses in the equity markets will result in corresponding increases and decreases in the Company's separate account assets and the reported asset fee revenue. In addition, a decrease in separate account assets may decrease the Company's expectations of future profit margins, which may require the Company to accelerate the amortization of deferred policy acquisition costs.

      INFLATION

      The rate of inflation did not have a material effect on the revenues or operating results of the Company during 2001, 2000 or 1999.

ITEM 8 CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

      The consolidated financial statements of Nationwide Life Insurance Company and Subsidiaries are indexed in Part IV, Item 14 - Exhibits, Financial Statement Schedules, and Reports on Form 8-K, and included in the F pages to this report.

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

                                     PART IV

ITEM 14 EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

                                                                                                           Page
                                                                                                         ----------
      CONSOLIDATED FINANCIAL STATEMENTS:
        Independent Auditors' Report                                                                         F-1
        Consolidated Balance Sheets as of December 31, 2001 and 2000                                         F-2
        Consolidated Statements of Income for the years ended December 31, 2001, 2000 and 1999               F-3
        Consolidated Statements of Shareholder's Equity for the years ended December 31, 2001,
          2000 and 1999                                                                                      F-4
        Consolidated Statements of Cash Flows for the years ended December 31, 2001, 2000 and 1999           F-5
        Notes to Consolidated Financial Statements                                                           F-6

      FINANCIAL STATEMENT SCHEDULES:
        Schedule I        Consolidated Summary of Investments - Other Than Investments in
                            Related Parties as of December 31, 2001                                         F-34
        Schedule III      Supplementary Insurance Information as of December 31, 2001, 2000 and
                            1999 and for each of the years then ended                                       F-35
        Schedule IV       Reinsurance as of December 31, 2001, 2000 and 1999 and for each of the
                            years then ended                                                                F-36
        Schedule V        Valuation and Qualifying Accounts for the years ended December 31,
                            2001, 2000 and 1999                                                             F-37

      All other schedules are omitted because they are not applicable or not required, or because the required information has been included in the audited consolidated financial statements or notes thereto

      EXHIBIT INDEX                                                                                           32

      REPORTS ON FORM 8-K:

      On February 14, 2002, NLIC filed a Current Report on Form 8-K reporting the condensed consolidated balance sheets as of December 31, 2001 and 2000 and the condensed consolidated income statements for the years ended December 31, 2001, 2000 and 1999.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                               NATIONWIDE LIFE INSURANCE COMPANY (Registrant)

                                     By /s/ W. G. Jurgensen
                                        ---------------------------------------
                                     W. G. Jurgensen, Chief Executive Officer -
                                     Nationwide Life Insurance Company

Date: March 22, 2002

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ W. G. Jurgensen                               March 22, 2002    /s/ Joseph J. Gasper                             March 22, 2002
---------------------------------------------   -----------------   ----------------------------------------------   ---------------
W. G. Jurgensen, Chief Executive Officer              Date          Joseph J. Gasper, President, Chief                     Date
and Director                                                        Operating Officer and Director

/s/ Michael S. Helfer                             March 22, 2002    /s/ Donna A. James                               March 22, 2002
---------------------------------------------   -----------------   ----------------------------------------------   ---------------
Michael S. Helfer, Executive Vice President -         Date          Donna A. James,  Executive  Vice  President -          Date
Corporate Strategy and Director                                     Chief Administrative Officer and Director

/s/ Robert A. Oakley                              March 22, 2002    /s/ Robert J. Woodward, Jr.                      March 22, 2002
---------------------------------------------   -----------------   ----------------------------------------------   ---------------
Robert A. Oakley, Executive Vice President -          Date          Robert J. Woodward,  Jr.,  Executive Vice              Date
Chief Financial Officer and Director                                President - Chief Investment Officer and
                                                                    Director

/s/ Galen R. Barnes                               March 22, 2002    /s/ Mark R. Thresher                             March 22, 2002
--------------------------------------------    -----------------   ----------------------------------------------   ---------------
Galen R. Barnes, Director                             Date          Mark R. Thresher, Senior Vice President -              Date
                                                                    Finance - Nationwide Financial
                                                                     (Chief Accounting Officer)

                                  EXHIBIT INDEX

  Exhibit
  -------
    3.1         Amended Articles of Incorporation of Nationwide Life Insurance
                  Company, dated March 14, 1986 (previously filed as Exhibit 3.1 to Form 10-K, Commission File Number 2-28596, filed March
                  31,1998, and incorporated herein by reference)
    3.2         Form of Amended and Restated Code of Regulations of Nationwide
                  Life Insurance Company (previously filed as Exhibit 3.2 to
                  Form 10-Q, Commission File Number 2-28596, filed August 14,
                  2000, and incorporated herein by reference)
   10.1         Form of Tax Sharing Agreement among Nationwide Mutual Insurance
                  Company, Nationwide Corporation and any corporation that may hereafter be a subsidiary of Nationwide Corporation
                  (previously filed as Exhibit 10.1 to Form 10-K, Commission
                  File Number 2-28596, filed March 28, 1997, and incorporated herein by reference)
   10.1.1       First Amendment to the Tax Sharing Agreement among Nationwide
                  Mutual Insurance Company, Nationwide Corporation and any
                  corporation that may hereafter be a subsidiary of Nationwide
                  Corporation (previously filed as Exhibit 10.2.1 to Form 10-K,
                  Commission File Number 1-12785, filed March 31, 1998, and
                  incorporated herein by reference)
   10.1.2       Second Amendment to the Tax Sharing Agreement among Nationwide
                  Mutual Insurance Company and any corporation that may
                  hereafter be a subsidiary of Nationwide Mutual Insurance
                  Company (filed as Exhibit 10.2.2 to Form 10-K, Commission File
                  Number 1-12785, filed March 29, 2001, and incorporated herein by reference)
   10.1.3       Third Amendment to the Tax Sharing Agreement among Nationwide
                  Mutual Insurance Company and any corporation that may
                  hereafter be a subsidiary of Nationwide Mutual Insurance
                  Company (filed as Exhibit 10.2.3 to Form 10-K, Commission File
                  Number 1-12785, filed March 29, 2001, and incorporated herein by reference)
   10.2         Form of First Amendment to Cost Sharing Agreement among parties named therein (previously filed as Exhibit 10.2 to Form 10-K,
                  Commission File Number 2-28596, filed March 28, 1997, and
                  incorporated herein by reference)
   10.3         Modified Coinsurance Agreement between Nationwide Life Insurance
                  Company and Nationwide Mutual Insurance Company (previously filed as Exhibit 10.3 to Form 10-K, Commission File Number
                  2-28596, filed March 28, 1997, and incorporated herein by
                  reference)
   10.4         Five Year Credit Agreement, dated May 25, 2000, among Nationwide
                  Financial Services, Inc., Nationwide Life Insurance Company,
                  Nationwide Mutual Insurance Company, the banks named therein and Bank One, NA, as agent (filed as Exhibit 10.5 to Form
                  10-K, Commission File Number 1-12785, filed March 29, 2001, and incorporated herein by reference)
   10.4.1       Amendment dated as of September 29, 2000 to the Five Year Credit
                  Agreement dated as of May 25, 2000 among Nationwide Financial
                  Services, Inc., Nationwide Life Insurance Company, Nationwide
                  Mutual Insurance Company, the banks party thereto and Bank
                  One, NA, as agent (filed as Exhibit 10.5.1 to Form 10-K,
                  Commission File Number 1-12785, filed March 29, 2001, and
                  incorporated herein by reference)
   10.5         364-Day Credit Agreement, dated May 25, 2000, among Nationwide
                  Financial Services, Inc., Nationwide Life Insurance Company,
                  Nationwide Mutual Insurance Company, the banks named therein and Bank One, NA, as agent (filed as Exhibit 10.6 to Form
                  10-K, Commission File Number 1-12785, filed March 29, 2001, and incorporated herein by reference)
   10.5.1       Amendment dated as of September 29, 2000 to the 364-Day Credit
                  Agreement dated as of May 25, 2000 among Nationwide Financial
                  Services, Inc., Nationwide Life Insurance Company, Nationwide
                  Mutual Insurance Company, the banks party thereto and Bank
                  One, NA, as agent (filed as Exhibit 10.6.1 to Form 10-K,
                  Commission File Number 1-12785, filed March 29, 2001, and
                  incorporated herein by reference)
   10.6         Form of Lease Agreement between Nationwide Life Insurance
                  Company and Nationwide Mutual Insurance Company (previously filed as Exhibit 10.6 to Form 10-K, Commission File Number
                  2-28596, filed March 28, 1997, and incorporated herein by
                  reference)
   10.7         General Description of Nationwide Performance Incentive Plan
                  (filed as Exhibit 10.9 to Form 10-K, Commission File Number
                  1-12785, filed March 29, 2001, and incorporated herein by
                  reference)
   10.8         Form of Amended and Restated Nationwide Office of Investment
                  Incentive Plan (filed as Exhibit 10.10 to Form 10-Q,
                  Commission File Number 1-12785, filed November 13, 2001, and incorporated herein by reference)

  Exhibit
  -------
   10.9         Nationwide Insurance Excess Benefit Plan effective as of
                  December 31, 1996 (previously filed as Exhibit 10.9 to Form
                  10-K, Commission File Number 2-28596, filed March 28, 1997, and incorporated herein by reference)
   10.10        Nationwide Insurance Supplemental Retirement Plan effective as of December 31, 1996 (previously filed as Exhibit 10.10 to
                  Form 10-K, Commission File Number 2-28596, filed March 28,
                  1997, and incorporated herein by reference)
   10.11        Nationwide Salaried Employees Severance Pay Plan (previously filed as Exhibit 10.11 to Form 10-K, Commission File Number
                  2-28596, filed March 28, 1997, and incorporated herein by
                  reference)
   10.12        Nationwide Insurance Supplemental Defined Contribution Plan
                  effective as of January 1, 1996 (previously filed as Exhibit
                  10.12 to Form 10-K, Commission File Number 2-28596, filed
                  March 28, 1997, and incorporated herein by reference)
   10.13        General Description of Nationwide Insurance Individual Deferred
                  Compensation Program previously filed as Exhibit 10.13 to Form
                  10-K, Commission File Number 2-28596, filed March 28, 1997, and incorporated herein by reference)
   10.14        General Description of Nationwide Mutual Insurance Company
                  Directors Deferred Compensation Program (previously filed as
                  Exhibit 10.14 to Form 10-K, Commission File Number 2-28596,
                  filed March 28, 1997, and incorporated herein by reference)
   10.15        Deferred Compensation Agreement, dated as of September 3, 1979, between Nationwide Mutual Insurance Company and D. Richard
                  McFerson (previously filed as Exhibit 10.15 to Form 10-K,
                  Commission File Number 2-28596, filed March 28, 1997, and
                  incorporated herein by reference)
   10.16        Investment Agency Agreement between Nationwide Cash Management
                  Company and Nationwide Financial Services, Inc. and certain subsidiaries of Nationwide Financial Services, Inc.
                  (previously filed as Exhibit 10.19 to Form 10-K, Commission
                  File Number 1-12785, filed March 29, 2000, and incorporated herein by reference)
   10.17        Master Repurchase Agreement between Nationwide Life Insurance
                  Company, Nationwide Life and Annuity Insurance Company, and
                  Nationwide Mutual Insurance Company and certain of its
                  subsidiaries and affiliates (previously filed as Exhibit 10.20 to Form 10-K, Commission File Number 1-12785, filed March 29,
                  2000, and incorporated herein by reference)
   10.18        Form of Employment Agreement, dated January 1, 2000, between
                  Nationwide Mutual Insurance Company and John Cook (previously filed as Exhibit 10.24 to Form 10-Q, Commission File Number
                  1-12785, filed August 14, 2000, and incorporated herein by reference)
   10.19        Form of Employment Agreement, dated January 1, 2000, between
                  Nationwide Mutual Insurance Company and Patricia Hatler
                  (previously filed as Exhibit 10.25 to Form 10-Q, Commission
                  File Number 1-12785, filed August 14, 2000, and incorporated herein by reference)
   10.20        Form of Employment Agreement, dated January 1, 2000, between
                  Nationwide Mutual Insurance Company and Richard Headley
                  (previously filed as Exhibit 10.26 to Form 10-Q, Commission
                  File Number 1-12785, filed August 14, 2000, and incorporated herein by reference)
   10.21        Form of Employment Agreement, dated January 1, 2000, between
                  Nationwide Mutual Insurance Company and Donna James
                  (previously filed as Exhibit 10.27 to Form 10-Q, Commission
                  File Number 1-12785, filed August 14, 2000, and incorporated herein by reference)
   10.22        Form of Employment Agreement, dated January 1, 2000, between
                  Nationwide Mutual Insurance Company and Greg Lashutka
                  (previously filed as Exhibit 10.28 to Form 10-Q, Commission
                  File Number 1-12785, filed August 14, 2000, and incorporated herein by reference)
   10.23        Form of Employment Agreement, dated January 1, 2000, between
                  Nationwide Mutual Insurance Company and Robert Oakley
                  (previously filed as Exhibit 10.29 to Form 10-Q, Commission
                  File Number 1-12785, filed August 14, 2000, and incorporated herein by reference)
   10.24        Form of Employment Agreement, dated January 1, 2000, between
                  Nationwide Mutual Insurance Company and Robert Woodward
                  (previously filed as Exhibit 10.30 to Form 10-Q, Commission
                  File Number 1-12785, filed August 14, 2000, and incorporated herein by reference)
   10.25        Form of Employment Agreement, dated August 11, 2000, between
                  Nationwide Mutual Insurance Company and Michael Helfer
                  (previously filed as Exhibit 10.31 to Form 10-Q, Commission
                  File Number 1-12785, filed August 14, 2000, and incorporated herein by reference)
   10.26        Form of Employment Agreement, dated May 26, 2000, between
                  Nationwide Mutual Insurance Company and W.G. Jurgensen
                  (previously filed as Exhibit 10.32 to Form 10-Q, Commission
                  File Number 1-12785, filed November 13, 2000, and incorporated herein by reference)

  Exhibit
  -------
   10.27        Form of Employment Agreement, dated July 1, 2000, between
                  Nationwide Financial Services, Inc. and Joseph Gasper
                  (previously filed as Exhibit 10.33 to Form 10-Q, Commission
                  File Number 1-12785, filed November 13, 2000, and incorporated herein by reference)
   10.28        Form of Retention Agreement, dated July 1, 2000, between
                  Nationwide Financial Services, Inc. and Joseph Gasper
                  (previously filed as Exhibit 10.34 to Form 10-Q, Commission
                  File Number 1-12785, filed November 13, 2000, and incorporated herein by reference)
   10.29        Form of Employee Leasing Agreement, dated July 1, 2000, between
                  Nationwide Mutual Insurance Company and Nationwide Financial
                  Services Inc. (previously filed as Exhibit 10.35 to Form 10-Q,
                  Commission File Number 1-12785, filed May 11,2001, and
                  incorporated herein by reference)
   10.30        Form of Employment Agreement, dated June 4, 2001, between
                  Nationwide Mutual Insurance Company and Michael C. Keller
                  (previously filed as Exhibit 10.36 to Form 10-Q, Commission
                  File Number 1-12785, filed August 10, 2001, and incorporated herein by reference)
   10.31        General Description of Nationwide Economic Value Incentive Plan
                  (previously filed as Exhibit 10.38 to Form 10-K, Commission
                  File Number 1-12785, filed March 29, 2002, and incorporated herein by reference)

----------
All other exhibits referenced by Item 601 of Regulation S-K are not required under the related instructions or are inapplicable and therefore have been omitted.

                          INDEPENDENT AUDITORS' REPORT

The Board of Directors
Nationwide Life Insurance Company:

We have audited the consolidated financial statements of Nationwide Life Insurance Company and subsidiaries (collectively the "Company") as listed in the accompanying index. In connection with our audits of the consolidated financial statements, we also have audited the financial statement schedules as listed in the accompanying index. These consolidated financial statements and financial statement schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedules based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Nationwide Life Insurance Company and subsidiaries as of December 31, 2001 and 2000, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2001, in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the related financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

As discussed in note 2 to the consolidated financial statements, the Company changed its methods of accounting for derivative instruments and hedging activities, and for purchased or retained interests in securitized financial assets in 2001.


KPMG LLP

Columbus, Ohio
January 29, 2002

               NATIONWIDE LIFE INSURANCE COMPANY AND SUBSIDIARIES
       (a wholly owned subsidiary of Nationwide Financial Services, Inc.)

                           Consolidated Balance Sheets

                     (in millions, except per share amounts)

                                                                                              December 31,
                                                                                     ------------------------------
                                                                                        2001                 2000
                                                                                     =========            =========
                                     ASSETS
Investments:
  Securities available-for-sale, at fair value:
    Fixed maturity securities (cost $17,961.6 in 2001; $15,245.8 in 2000)            $18,370.8            $15,443.0
    Equity securities (cost $83.0 in 2001; $103.5 in 2000)                                94.0                109.0
  Mortgage loans on real estate, net                                                   7,113.1              6,168.3
  Real estate, net                                                                       172.0                310.7
  Policy loans                                                                           591.1                562.6
  Other long-term investments                                                            125.0                101.8
  Short-term investments, including amounts managed by a related party                 1,011.3                442.6
                                                                                     ---------            ---------
                                                                                      27,477.3             23,138.0
                                                                                     ---------            ---------

Cash                                                                                      22.6                 18.4
Accrued investment income                                                                306.7                251.4
Deferred policy acquisition costs                                                      3,189.0              2,865.6
Other assets                                                                             646.0                396.7
Assets held in separate accounts                                                      59,513.0             65,897.2
                                                                                     ---------            ---------
                                                                                     $91,154.6            $92,567.3
                                                                                     =========            =========

                      LIABILITIES AND SHAREHOLDER'S EQUITY
Future policy benefits and claims                                                    $25,216.0            $22,183.6
Short-term debt                                                                          100.0                118.7
Long-term debt, payable to NFS                                                           300.0                   --
Other liabilities                                                                      2,307.9              1,164.9
Liabilities related to separate accounts                                              59,513.0             65,897.2
                                                                                     ---------            ---------
                                                                                      87,436.9             89,364.4
                                                                                     ---------            ---------

Commitments and contingencies (notes 10 and 15)

Shareholder's equity:
  Common stock, $1 par value.  Authorized 5.0 million shares;
    3.8 million shares issued and outstanding                                              3.8                  3.8
  Additional paid-in capital                                                             646.1                646.1
  Retained earnings                                                                    2,863.1              2,436.3
  Accumulated other comprehensive income                                                 204.7                116.7
                                                                                     ---------            ---------
                                                                                       3,717.7              3,202.9
                                                                                     ---------            ---------
                                                                                     $91,154.6            $92,567.3
                                                                                     =========            =========

See accompanying notes to consolidated financial statements, including note 13 which describes related party transactions.

               NATIONWIDE LIFE INSURANCE COMPANY AND SUBSIDIARIES
       (a wholly owned subsidiary of Nationwide Financial Services, Inc.)

                        Consolidated Statements of Income

                                  (in millions)

                                                                                             Years ended December 31,
                                                                                    ------------------------------------------
                                                                                     2001             2000             1999
                                                                                    ========         ========         ========
Revenues:
  Policy charges                                                                    $1,017.3         $1,091.4         $  895.5
  Life insurance premiums                                                              251.1            240.0            220.8
  Net investment income                                                              1,725.0          1,654.9          1,520.8
  Net realized (losses) gains on investments, hedging instruments and hedged items:
      Unrelated parties                                                                (62.7)           (19.4)           (11.6)
      Related party                                                                     44.4               --               --
  Other                                                                                 14.1             17.0             66.1
                                                                                    --------         --------         --------
                                                                                     2,989.2          2,983.9          2,691.6
                                                                                    --------         --------         --------

Benefits and expenses:
  Interest credited to policyholder account balances                                 1,238.7          1,182.4          1,096.3
  Other benefits and claims                                                            280.3            241.6            210.4
  Policyholder dividends on participating policies                                      41.7             44.5             42.4
  Amortization of deferred policy acquisition costs                                    347.9            352.1            272.6
  Interest expense on debt                                                               6.2              1.3               --
  Other operating expenses                                                             444.1            479.0            463.4
                                                                                    --------         --------         --------
                                                                                     2,358.9          2,300.9          2,085.1
                                                                                    --------         --------         --------

    Income before federal income tax expense and cumulative effect of
     adoption of accounting principles                                                 630.3            683.0            606.5
Federal income tax expense                                                             161.4            207.7            201.4
                                                                                    --------         --------         --------
    Income before cumulative effect of adoption of accounting principles               468.9            475.3            405.1
Cumulative effect of adoption of accounting principles, net of tax                      (7.1)              --               --
                                                                                    --------         --------         --------
    Net income                                                                      $  461.8         $  475.3         $  405.1
                                                                                    ========         ========         ========

See accompanying notes to consolidated financial statements, including note 13 which describes related party transactions.

               NATIONWIDE LIFE INSURANCE COMPANY AND SUBSIDIARIES
       (a wholly owned subsidiary of Nationwide Financial Services, Inc.)

                 Consolidated Statements of Shareholder's Equity

                  Years ended December 31, 2001, 2000 and 1999
                                  (in millions)

                                                                                           Accumulated
                                                            Additional                        other            Total
                                                Common        paid-in       Retained       comprehensive   shareholder's
                                                stock         capital       earnings       income (loss)       equity
                                               ========     ==========      ========       =============   =============
Balance as of December 31, 1998                     3.8         914.7        1,579.0            275.6        2,773.1

Comprehensive income:
    Net income                                       --            --          405.1               --          405.1
    Net unrealized losses on securities
      available-for-sale arising during
      the year, net of tax                           --            --             --           (315.0)        (315.0)
                                                                                                            --------
  Total comprehensive income                                                                                    90.1
                                                                                                            --------
Capital contribution                                 --          26.4           87.9             23.5          137.8
Return of capital to shareholder                     --        (175.0)            --               --         (175.0)
Dividends to shareholder                             --            --          (61.0)              --          (61.0)
                                               --------      --------       --------         --------       --------
Balance as of December 31, 1999                     3.8         766.1        2,011.0            (15.9)       2,765.0
                                               ========      ========       ========         ========       ========

Comprehensive income:
    Net income                                       --            --          475.3               --          475.3
    Net unrealized gains on securities
      available-for-sale arising during
      the year, net of tax                           --            --             --            132.6          132.6
                                                                                                            --------
  Total comprehensive income                                                                                   607.9
                                                                                                            --------
Return of capital to shareholder                     --        (120.0)            --               --         (120.0)
Dividends to shareholder                             --            --          (50.0)              --          (50.0)
                                               --------      --------       --------         --------       --------
Balance as of December 31, 2000                $    3.8      $  646.1       $2,436.3         $  116.7       $3,202.9
                                               ========      ========       ========         ========       ========

Comprehensive income:
    Net income                                       --            --          461.8               --          461.8
    Net unrealized gains on securities
      available-for-sale arising during
      the year, net of tax                           --            --             --             98.2           98.2
    Cumulative effect of adoption of
      accounting principles, net of tax              --            --             --             (1.4)          (1.4)
    Accumulated net losses on cash flow
      hedges, net of tax                             --            --             --             (8.8)          (8.8)
                                                                                                            --------
  Total comprehensive income                                                                                   549.8
                                                                                                            --------
Dividends to shareholder                             --            --          (35.0)              --          (35.0)
                                               --------      --------       --------         --------       --------
Balance as of December 31, 2001                $    3.8      $  646.1       $2,863.1         $  204.7       $3,717.7
                                               ========      ========       ========         ========       ========

See accompanying notes to consolidated financial statements, including note 13 which describes related party transactions.

               NATIONWIDE LIFE INSURANCE COMPANY AND SUBSIDIARIES
       (a wholly owned subsidiary of Nationwide Financial Services, Inc.)

                      Consolidated Statements of Cash Flows

                                  (in millions)

                                                                                               Years ended December 31,
                                                                                      ------------------------------------------
                                                                                        2001             2000             1999
                                                                                      ========         ========         ========
Cash flows from operating activities:
  Net income                                                                          $  461.8         $  475.3         $  405.1
  Adjustments to reconcile net income to net cash provided by operating activities:
      Interest credited to policyholder account balances                               1,238.7          1,182.4          1,096.3
      Capitalization of deferred policy acquisition costs                               (743.0)          (778.9)          (637.0)
      Amortization of deferred policy acquisition costs                                  347.9            352.1            272.6
      Amortization and depreciation                                                      (31.5)           (12.7)             2.4
      Realized losses (gains) on investments, hedging instruments and hedged items:
          Unrelated parties                                                               62.7             19.4             11.6
          Related parties                                                                (44.4)              --               --
     Cumulative effect of adoption of accounting principles                               10.9               --               --
      Increase in accrued investment income                                              (55.3)           (12.8)            (7.9)
     (Increase) decrease in other assets                                                (272.5)           (92.0)           122.9
      Increase (decrease) in policy liabilities                                           33.0             (0.3)           (20.9)
      Increase in other liabilities                                                      304.0            229.3            149.7
      Other, net                                                                           8.3             22.3             (8.6)
                                                                                      --------         --------         --------
        Net cash provided by operating activities                                      1,320.6          1,384.1          1,386.2
                                                                                      --------         --------         --------
Cash flows from investing activities:
  Proceeds from maturity of securities available-for-sale                              3,933.9          2,988.7          2,307.9
  Proceeds from sale of securities available-for-sale                                    497.8            602.0            513.1
  Proceeds from repayments of mortgage loans on real estate                            1,204.4            911.7            696.7
  Proceeds from sale of real estate                                                       29.1             18.7              5.7
  Proceeds from sale of limited partnership to related party                             158.9               --               --
  Proceeds from repayments of policy loans and sale of other invested assets              68.9             79.3             40.9
  Cost of securities available-for-sale acquired                                      (7,123.6)        (3,475.5)        (3,724.9)
  Cost of mortgage loans on real estate acquired                                      (2,123.1)        (1,318.0)          (971.4)
  Cost of real estate acquired                                                            (0.4)            (7.1)           (14.2)
  Short-term investments, net                                                           (568.7)           (26.6)           (27.5)
  Collateral received - securities lending, net                                          791.6               --               --
  Other, net                                                                            (192.2)          (182.3)          (110.9)
                                                                                      --------         --------         --------
        Net cash used in investing activities                                         (3,323.4)          (409.1)        (1,284.6)
                                                                                      --------         --------         --------
Cash flows from financing activities:
  Net proceeds from issuance of long-term debt to NFS                                    300.0               --               --
  Capital returned to shareholder                                                           --           (120.0)          (175.0)
  Net change in short-term debt                                                          (18.7)           118.7               --
  Cash dividends paid                                                                    (35.0)          (100.0)           (13.5)
  Increase in investment and universal life insurance product account balances         5,976.7          4,517.0          3,799.4
  Decrease in investment and universal life insurance product account balances        (4,216.0)        (5,377.1)        (3,711.1)
                                                                                      --------         --------         --------
        Net cash provided by (used in) financing activities                            2,007.0           (961.4)          (100.2)
                                                                                      --------         --------         --------
Net increase in cash                                                                       4.2             13.6              1.4

Cash, beginning of year                                                                   18.4              4.8              3.4
                                                                                      --------         --------         --------
Cash, end of year                                                                     $   22.6         $   18.4         $    4.8
                                                                                      ========         ========         ========

See accompanying notes to consolidated financial statements, including note 13 which describes related party transactions.

               NATIONWIDE LIFE INSURANCE COMPANY AND SUBSIDIARIES
       (a wholly owned subsidiary of Nationwide Financial Services, Inc.)

                   Notes to Consolidated Financial Statements

                        December 31, 2001, 2000 and 1999

(1)   Organization and Description of Business

      Nationwide Life Insurance Company (NLIC, or collectively with its subsidiaries, the Company) is a leading provider of long-term savings and retirement products in the United States of America and is a wholly owned subsidiary of Nationwide Financial Services, Inc. (NFS). The Company develops and sells a diverse range of products including individual annuities, private and public sector pension plans and other investment products sold to institutions and life insurance. NLIC sells its products through a diverse network of distribution channels, including independent broker/dealers, brokerage firms, financial institutions, pension plan administrators, life insurance specialists, Nationwide Retirement Solutions and Nationwide agents.

      Wholly owned subsidiaries of NLIC include Nationwide Life and Annuity Insurance Company (NLAIC), Nationwide Securities, Inc., and Nationwide Investment Services Corporation.

(2)   Summary of Significant Accounting Policies

      The significant accounting policies followed by the Company that materially affect financial reporting are summarized below. The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (GAAP) which differ from statutory accounting practices. The statutory financial statements of NLIC and NLAIC are presented on the basis of accounting practices prescribed or permitted by the Ohio Department of Insurance (the Department). The State of Ohio has adopted the National Association of Insurance Commissioners (NAIC) statutory accounting practices (NAIC SAP) as the basis of its statutory accounting practices. NLIC and NLAIC have no statutory accounting practices that differ from NAIC SAP. See also note 12.

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

      The most significant estimates include those used in determining deferred policy acquisition costs for investment products and universal life insurance products, valuation allowances for mortgage loans on real estate, impairment losses on other investments and federal income taxes. Although some variability is inherent in these estimates, management believes the amounts provided are appropriate.

      (a)   Consolidation Policy

            The consolidated financial statements include the accounts of NLIC and companies in which NLIC directly or indirectly has a controlling interest. All significant intercompany balances and transactions have been eliminated.

               NATIONWIDE LIFE INSURANCE COMPANY AND SUBSIDIARIES
       (a wholly owned subsidiary of Nationwide Financial Services, Inc.)

              Notes to Consolidated Financial Statements, Continued

      (b)   Valuation of Investments, Investment Income and Related Gains and
            Losses

            The Company is required to classify its fixed maturity securities and equity securities as either held-to-maturity, available-for-sale or trading. The Company classifies fixed maturity and equity securities as available-for-sale. Available-for-sale securities are stated at fair value, with the unrealized gains and losses, net of adjustments to deferred policy acquisition costs and deferred federal income tax, reported as a separate component of accumulated other comprehensive income (AOCI) in shareholders' equity. The adjustment to deferred policy acquisition costs represents the change in amortization of deferred policy acquisition costs that would have been required as a charge or credit to operations had such unrealized amounts been realized. Management regularly reviews its fixed maturity and equity securities portfolio to evaluate the necessity of recording impairment losses for other-than-temporary declines in the fair value of investments. A number of criteria are considered during this process including, but not limited to, the current fair value as compared to amortized cost or cost, as appropriate, of the security, the length of time the security's fair value has been below amortized cost/cost, and by how much, and specific credit issues related to the issuer. Impairment losses result in a reduction of the cost basis of the underlying investment.

            For mortgage-backed securities, the Company recognizes income using a constant effective yield method based on prepayment assumptions and the estimated economic life of the securities. When estimated prepayments differ significantly from anticipated prepayments, the effective yield is recalculated to reflect actual payments to date and anticipated future payments, and any resulting adjustment is included in net investment income. All other investment income is recorded on the accrual basis.

            Mortgage loans on real estate are carried at the unpaid principal balance less valuation allowances. The Company provides valuation allowances for impairments of mortgage loans on real estate based on a review by portfolio managers. Mortgage loans on real estate are considered impaired when, based on current information and events, it is probable that the Company will be unable to collect all amounts due according to the contractual terms of the loan agreement. When the Company determines that a loan is impaired, a provision for loss is established equal to the difference between the carrying value and the estimated value of the mortgage loan. Estimated value is based on the present value of expected future cash flows discounted at the loan's effective interest rate, or the fair value of the collateral, if the loan is collateral dependent. Loans in foreclosure and loans considered impaired are placed on non-accrual status. Interest received on non-accrual status mortgage loans on real estate is included in net investment income in the period received.

            The valuation allowance account for mortgage loans on real estate is maintained at a level believed adequate by the Company to absorb estimated probable credit losses. The Company's periodic evaluation of the adequacy of the allowance for losses is based on past loan loss experience, known and inherent risks in the portfolio, adverse situations that may affect the borrower's ability to repay, the estimated value of the underlying collateral, composition of the loan portfolio, current economic conditions and other relevant factors.

            Real estate is carried at cost less accumulated depreciation. Real estate designated as held for disposal is carried at the lower of the carrying value at the time of such designation or fair value less cost to sell. Other long-term investments are carried on the equity method of accounting. Impairment losses are recorded on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets' carrying amount.

            Realized gains and losses on the sale of investments are determined on the basis of specific security identification. Changes in valuation allowances and impairment losses for other-than-temporary declines in fair values are included in realized gains and losses on investments, hedging instruments and hedged items.

               NATIONWIDE LIFE INSURANCE COMPANY AND SUBSIDIARIES
       (a wholly owned subsidiary of Nationwide Financial Services, Inc.)

              Notes to Consolidated Financial Statements, Continued

      (c)   Derivative Instruments

            Derivatives are carried at fair value. On the date the derivative contract is entered into, the Company designates the derivative as either a hedge of the fair value of a recognized asset or liability or of an unrecognized firm commitment (fair value hedge), a hedge of a forecasted transaction or the variability of cash flows to be received or paid related to a recognized asset or liability (cash flow hedge), or a foreign currency fair value or cash flow hedge (foreign currency hedge) or a non-hedge transaction. The Company formally documents all relationships between hedging instruments and hedged items, as well as its risk-management objective and strategy for entering into various hedge transactions. This process includes linking all derivatives that are designated as fair value, cash flow or foreign currency hedges to specific assets and liabilities on the balance sheet or to specific firm commitments or forecasted transactions. The Company also formally assesses, both at the hedge's inception and on an ongoing basis, whether the derivatives that are used for hedging transactions are highly effective in offsetting changes in fair values or cash flows of hedged items. When it is determined that a derivative is not highly effective as a hedge or that it has ceased to be a highly effective hedge, the Company discontinues hedge accounting prospectively.

            The Company enters into interest rate swaps, cross-currency swaps or Eurodollar Futures to hedge the fair value of existing fixed rate assets and liabilities. In addition, the Company uses short treasury future positions to hedge the fair value of bond and mortgage loan commitments. Typically, the Company is hedging the risk of changes in fair value attributable to changes in benchmark interest rates. Derivative instruments classified as fair value hedges are carried at fair value, with changes in fair value recorded in realized gains and losses on investments, hedging instruments and hedged items. Changes in the fair value of the hedged item, attributable to the risk being hedged, are also recorded in realized gains and losses on investments, hedging instruments and hedged items. The adjustment of the carrying amount of hedged assets using Eurodollar Futures and firm commitments using Treasury Futures are accounted for in the same manner as other components of the carrying amount of that asset. The adjustment of the carrying amount is amortized to investment income over the life of the asset.

            The Company may enter into receive fixed/pay variable interest rate swaps to hedge existing floating rate assets or to hedge cash flows from the anticipated purchase of investments. These derivative instruments are classified as cash flow hedges and are carried at fair value, with the offset recorded in AOCI to the extent the hedging relationship is effective. The ineffective portion of the hedging relationship is recorded in realized gains and losses on investments, hedging instruments and hedged items. Gains and losses on cash flow derivative instruments are reclassified out of AOCI and recognized in earnings over the same period(s) that the hedged item affects earnings.

            Amounts receivable or payable under interest rate and foreign currency swaps are recognized as an adjustment to net investment income or interest credited to policyholder account balances consistent with the nature of the hedged item.

            From time to time, the Company may enter into a derivative transaction that will not qualify for hedge accounting. These include basis swaps (receive one variable rate, pay another variable rate) to hedge variable rate assets or foreign-denominated liabilities. These instruments are carried at fair value, with changes in fair value recorded in realized gains and losses on investments, hedging instruments and hedged items.

            The Company discontinues hedge accounting prospectively when it is determined that the derivative is no longer effective in offsetting changes in the fair value or cash flows of the hedged item, the derivative expires, or is sold, terminated or exercised, the derivative is dedesignated as a hedging instrument, because it is unlikely that a forecasted transaction will occur, a hedged firm commitment no longer meets the definition of a firm commitment, or management determines that designation of the derivative as a hedging instrument is no longer appropriate.

               NATIONWIDE LIFE INSURANCE COMPANY AND SUBSIDIARIES
       (a wholly owned subsidiary of Nationwide Financial Services, Inc.)

              Notes to Consolidated Financial Statements, Continued

            When hedge accounting is discontinued because it is determined that the derivative no longer qualifies as an effective fair value hedge, the Company continues to carry the derivative on the consolidated balance sheet at its fair value, and no longer adjusts the hedged item for changes in fair value. The adjustment of the carrying amount of the hedged item is accounted for in the same manner as other components of the carrying amount of that item. When hedge accounting is discontinued because the hedged item no longer meets the definition of a firm commitment, the Company continues to carry the derivative on the consolidated balance sheet at its fair value, removes any asset or liability that was recorded pursuant to recognition of the firm commitment from the consolidated balance sheet and recognizes any gain or loss in net realized gains and losses on investments, hedging instruments and hedged items. When hedge accounting is discontinued because it is probable that a forecasted transaction will not occur, the Company continues to carry the derivative on the consolidated balance sheet at fair value and gains and losses that were accumulated in AOCI are recognized immediately in realized gains and losses on investments, hedging instruments and hedged items. In all other situations in which hedge accounting is discontinued, the Company continues to carry the derivative at its fair value on the consolidated balance sheet, and recognizes any changes in fair value in net realized gains and losses on investments, hedging instruments and hedged items.

            Prior to the adoption of SFAS 133, defined in note 2 (k), provided they met specific criteria, interest rate and foreign currency swaps and futures were considered hedges and accounted for under the accrual and deferral method, respectively. Amounts receivable or payable under interest rate and foreign currency swaps were recognized as an adjustment to net investment income or interest credited to policyholder account balances consistent with the nature of the hedged item. Changes in the fair value of interest rate swaps were not recognized on the consolidated balance sheet, except for interest rate swaps designated as hedges of fixed maturity securities available-for-sale, for which changes in fair values were reported in AOCI. Gains and losses on foreign currency swaps were recorded in earnings based on the related spot foreign exchange rate at the end of the reporting period. Gains and losses on these contracts offset those recorded as a result of translating the hedged foreign currency denominated liabilities and investments to U.S. dollars.

      (d)   Revenues and Benefits

            Investment Products and Universal Life Insurance Products:
            Investment products consist primarily of individual and group variable and fixed deferred annuities. Universal life insurance products include universal life insurance, variable universal life insurance, corporate-owned life insurance and other interest-sensitive life insurance policies. Revenues for investment products and universal life insurance products consist of net investment income, asset fees, cost of insurance, policy administration and surrender charges that have been earned and assessed against policy account balances during the period. The timing of revenue recognition as it relates to fees assessed on investment contracts and universal life contracts is determined based on the nature of such fees. Asset fees, cost of insurance and policy administration charges are assessed on a daily or monthly basis and recognized as revenue when assessed and earned. Certain amounts assessed that represent compensation for services to be provided in future periods are reported as unearned revenue and recognized in income over the periods benefited. Surrender charges are recognized upon surrender of a contract in accordance with contractual terms. Policy benefits and claims that are charged to expense include interest credited to policy account balances and benefits and claims incurred in the period in excess of related policy account balances.

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

               NATIONWIDE LIFE INSURANCE COMPANY AND SUBSIDIARIES
       (a wholly owned subsidiary of Nationwide Financial Services, Inc.)

              Notes to Consolidated Financial Statements, Continued

      (e)   Deferred Policy Acquisition Costs

            The costs of acquiring new business, principally commissions, certain expenses of the policy issue and underwriting department and certain variable sales expenses that relate to and vary with the production of new or renewal business have been deferred. Deferred policy acquisition costs are subject to recoverability testing at the time of policy issuance and loss recognition testing at the end of each accounting period.

            For investment products and universal life insurance products, deferred policy acquisition costs are being amortized with interest over the lives of the policies in relation to the present value of estimated future gross profits from projected interest margins, asset fees, cost of insurance, policy administration and surrender charges. For years in which gross profits are negative, deferred policy acquisition costs are amortized based on the present value of gross revenues. The Company regularly reviews the estimated future gross profits and revises such estimates when appropriate. The cumulative change in amortization as a result of changes in estimates to reflect current best estimates is recorded as a charge or credit to amortization expense. The most significant assumptions that are involved in the estimation of future gross profits include future market performance and surrender/lapse rates. In the event actual expense differs significantly from assumptions or assumptions are significantly revised, the Company may be required to record a significant charge or credit to amortization expense. Deferred policy acquisition costs are adjusted to reflect the impact of unrealized gains and losses on fixed maturity securities available-for-sale as described in note 2(b).

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

      (f)   Separate Accounts

            Separate account assets and liabilities represent contractholders' funds which have been segregated into accounts with specific investment objectives. Separate account assets are recorded at market value except for separate account contracts with guaranteed investment returns. For all but $1.39 billion and $1.12 billion of separate account assets as of December 31, 2001 and 2000, respectively, the investment income and gains or losses of these accounts accrue directly to the contractholders. The activity of the separate accounts is not reflected in the consolidated statements of income and cash flows except for the fees the Company receives. Such fees are assessed on a daily or monthly basis and recognized as revenue when assessed and earned.

      (g)   Future Policy Benefits

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

      (h)   Participating Business

            Participating business represented approximately 17% in 2001 (21% in 2000 and 29% in 1999) of the Company's life insurance in force, 63% in 2001 (66% in 2000 and 69% in 1999) of the number of life insurance policies in force, and 9% in 2001 (8% in 2000 and 13% in 1999) of life insurance statutory premiums. The provision for policyholder dividends was based on then current dividend scales and has been included in "Future policy benefits and claims" in the accompanying consolidated balance sheets.

               NATIONWIDE LIFE INSURANCE COMPANY AND SUBSIDIARIES
       (a wholly owned subsidiary of Nationwide Financial Services, Inc.)

              Notes to Consolidated Financial Statements, Continued

      (i)   Federal Income Tax

            The Company files a consolidated federal income tax return with Nationwide Mutual Insurance Company (NMIC), the ultimate majority shareholder of NFS. The members of the consolidated tax return group have a tax sharing arrangement which provides, in effect, for each member to bear essentially the same federal income tax liability as if separate tax returns were filed.

            The Company provides for federal income taxes based on amounts the Company believes it will ultimately owe. Inherent in the provision for federal income taxes are estimates regarding the deductibility of certain expenses and the realization of certain tax credits. In the event the ultimate deductibility of certain expenses or the realization of certain tax credits differ from estimates, the Company may be required to significantly change the provision for federal income taxes recorded in the consolidated financial statements.

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

      (j)   Reinsurance Ceded

            Reinsurance premiums ceded and reinsurance recoveries on benefits and claims incurred are deducted from the respective income and expense accounts. Assets and liabilities related to reinsurance ceded are reported on a gross basis.

      (k)   Recently Issued Accounting Pronouncements

            In June 1998, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 133, Accounting for Derivative Instruments and Hedging Activities (SFAS
            133). SFAS 133, as amended by SFAS 137, Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133, and SFAS 138, Accounting for Certain Derivative Instruments and Certain Hedging Activities, was adopted by the Company effective January 1, 2001. Upon adoption, the provisions of SFAS 133 were applied prospectively.

            SFAS 133 establishes accounting and reporting standards for derivative instruments and hedging activities. It requires an entity to recognize all derivatives as either assets or liabilities on the balance sheet and measure those instruments at fair value.

            As of January 1, 2001, the Company had $755.4 million notional amount of freestanding derivatives with a market value of ($7.0) million. All other derivatives qualified for hedge accounting under SFAS 133. The adoption of SFAS 133 resulted in the Company recording a net transition adjustment loss of $4.8 million (net of related income tax of $2.6 million) in net income. In addition, a net transition adjustment loss of $3.6 million (net of related income tax of $2.0 million) was recorded in AOCI at January 1, 2001. The adoption of SFAS 133 resulted in the Company derecognizing $17.0 million of deferred assets related to hedges, recognizing $10.9 million of additional derivative instrument liabilities and $1.3 million of additional firm commitment assets, while also decreasing hedged future policy benefits by $3.0 million and increasing the carrying amount of hedged investments by $10.6 million. Further, the adoption of SFAS 133 resulted in the Company reporting total derivative instrument assets and liabilities of $44.8 million and $107.1 million, respectively, as of January 1, 2001.

               NATIONWIDE LIFE INSURANCE COMPANY AND SUBSIDIARIES
       (a wholly owned subsidiary of Nationwide Financial Services, Inc.)

              Notes to Consolidated Financial Statements, Continued

            The adoption of SFAS 133 may increase the volatility of reported earnings and other comprehensive income. The amount of volatility will vary with the level of derivative and hedging activities and fluctuations in market interest rates and foreign currency exchange rates during any period.

            In November 1999, the Emerging Issues Task Force (EITF) issued EITF Issue No. 99-20, Recognition of Interest Income and Impairment on Purchased and Retained Beneficial Interests in Securitized Financial Assets (EITF 99-20). The Company adopted EITF 99-20 on April 1, 2001. EITF 99-20 establishes the method of recognizing interest income and impairment on asset-backed investment securities. EITF 99-20 requires the Company to update the estimate of cash flows over the life of certain retained beneficial interests in securitization transactions and purchased beneficial interests in securitized financial assets. Pursuant to EITF 99-20, based on current information and events, if the Company estimates that the fair value of its beneficial interests is not greater than or equal to its carrying value and if there has been a decrease in the estimated cash flows since the last revised estimate, considering both timing and amount, then an other-than-temporary impairment should be recognized. The cumulative effect, net of tax, upon adoption of EITF 99-20 on April 1, 2001 decreased net income by $2.3 million with a corresponding increase to AOCI.

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

            SFAS 142 applies to all acquired intangible assets whether acquired singularly, as part of a group, or in a business combination. SFAS 142 supersedes APB Opinion No. 17, Intangible Assets, and will carry forward provisions in Opinion 17 related to internally developed intangible assets. SFAS 142 changes the accounting for goodwill and intangible assets with indefinite lives from an amortization method to an impairment-only approach. The amortization of goodwill from past business combinations ceased upon adoption of this statement, which was January 1, 2002 for the Company. Companies are required to evaluate all existing goodwill and intangible assets with indefinite lives for impairment within six months of adoption. Any transitional impairment losses will be recognized in the first interim period in the year of adoption and will be recognized as the cumulative effect of a change in accounting principle.

            The Company does not expect any material impact of adopting SFAS 141 and SFAS 142 on the results of operations and financial position.

            In October 2001, the FASB issued Statement of Financial Accounting Standards No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets (SFAS 144). SFAS 144 supersedes SFAS 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of, and APB Opinion No. 30, Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions. SFAS 144 is effective for fiscal years beginning after December 15, 2001 (January 1, 2002 for the Company) and will carry forward many of the provisions of SFAS 121 and Opinion 30 for recognition and measurement of the impairment of long-lived assets to be held and used, and measurement of long-lived assets to be disposed of by sale. Under SFAS 144, if a long-lived asset is part of a group that includes other assets and liabilities, then the provisions of SFAS 144 apply to the entire group. In addition, SFAS 144 does not apply to goodwill and other intangible assets that are not amortized. Management does not expect the adoption of SFAS 144 to have a material impact on the results of operations or financial position of the Company.

               NATIONWIDE LIFE INSURANCE COMPANY AND SUBSIDIARIES
       (a wholly owned subsidiary of Nationwide Financial Services, Inc.)

              Notes to Consolidated Financial Statements, Continued

            In 2001, the Accounting Standards Executive Committee of the American Institute of Certified Public Accountants issued Statement of Position 01-5, Amendments to Specific AICPA Pronouncements for Changes Related to the NAIC Codification (SOP 01-5). In doing so, AICPA SOP 94-5, Disclosures of Certain Matters in the Financial Statements of Insurance Enterprises, was amended to reflect the results of the completion of the NAIC codification of statutory accounting practices for certain insurance enterprises (Codification). The adoption of SOP 01-5 did not have an impact on the results of operations or financial position of the Company.

      (l)   Reclassification

            Certain items in the 2000 and 1999 consolidated financial statements and related footnotes have been reclassified to conform to the 2001 presentation.

(3)   Investments

      The amortized cost, gross unrealized gains and losses and estimated fair value of securities available-for-sale as of December 31, 2001 and 2000 were:

                                                                                        Gross         Gross
                                                                     Amortized        unrealized    unrealized       Estimated
      (in millions)                                                    cost             gains         losses        fair value
                                                                     =========        ==========    ==========      ==========
      December 31, 2001
          Fixed maturity securities:
          U.S. Treasury securities and obligations of U.S.
            Government corporations and agencies                     $   263.2        $    23.1     $     0.5        $   285.8
          Obligations of states and political subdivisions                 7.6              0.3            --              7.9
          Debt securities issued by foreign governments                   41.8              2.6            --             44.4
          Corporate securities                                        11,769.8            470.6         176.5         12,063.9
          Mortgage-backed securities - U.S. Government backed          2,012.3             67.8           3.7          2,076.4
          Asset-backed securities                                      3,866.9             76.7          51.2          3,892.4
                                                                     ---------        ---------     ---------        ---------
              Total fixed maturity securities                         17,961.6            641.1         231.9         18,370.8
        Equity securities                                                 83.0             11.0            --             94.0
                                                                     ---------        ---------     ---------        ---------
                                                                     $18,044.6        $   652.1     $   231.9        $18,464.8
                                                                     =========        =========     =========        =========

      December 31, 2000
          Fixed maturity securities:
          U.S. Treasury securities and obligations of U.S.
            Government corporations and agencies                     $   277.5        $    33.4     $     0.1        $   310.8
          Obligations of states and political subdivisions                 8.6              0.2            --              8.8
          Debt securities issued by foreign governments                   94.1              1.5           0.1             95.5
          Corporate securities                                         9,758.3            235.0         135.1          9,858.2
          Mortgage-backed securities - U.S. Government backed          2,719.1             46.1           3.8          2,761.4
          Asset-backed securities                                      2,388.2             36.3          16.2          2,408.3
                                                                     ---------        ---------     ---------        ---------
              Total fixed maturity securities                         15,245.8            352.5         155.3         15,443.0
        Equity securities                                                103.5              9.5           4.0            109.0
                                                                     ---------        ---------     ---------        ---------
                                                                     $15,349.3        $   362.0     $   159.3        $15,552.0
                                                                     =========        =========     =========        =========

               NATIONWIDE LIFE INSURANCE COMPANY AND SUBSIDIARIES
       (a wholly owned subsidiary of Nationwide Financial Services, Inc.)

              Notes to Consolidated Financial Statements, Continued

      The amortized cost and estimated fair value of fixed maturity securities available-for-sale as of December 31, 2001, by expected maturity, are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

                                                                                            Amortized              Estimated
      (in millions)                                                                           cost                 fair value
                                                                                            =========              ==========
      Fixed maturity securities available for sale:
         Due in one year or less                                                            $ 1,125.4               $ 1,141.7
         Due after one year through five years                                                5,154.4                 5,295.6
         Due after five years through ten years                                               4,073.6                 4,188.8
         Due after ten years                                                                  1,729.0                 1,775.9
                                                                                            ---------               ---------
                                                                                             12,082.4                12,402.0
          Mortgage-backed securities - U.S. Government backed                                 2,012.3                 2,076.4
          Asset-backed securities                                                             3,866.9                 3,892.4
                                                                                            ---------               ---------
                                                                                            $17,961.6               $18,370.8
                                                                                            =========               =========

      The components of unrealized gains on securities available-for-sale, net, were as follows as of December 31:

      (in millions)                                                                           2001                    2000
                                                                                            =========               =========
      Gross unrealized gains                                                                $   420.2               $   202.7
      Adjustment to deferred policy acquisition costs                                           (94.9)                  (23.2)
      Deferred federal income tax                                                              (113.9)                  (62.8)
                                                                                            ---------               ---------
                                                                                            $   211.4               $   116.7
                                                                                            =========               =========

      An analysis of the change in gross unrealized gains (losses) on securities available-for-sale for the years ended December 31:

           (in millions)                                                   2001                  2000                   1999
                                                                          ======                ======                =======
      Securities available-for-sale:
        Fixed maturity securities                                         $212.0                $280.5                $(607.1)
        Equity securities                                                    5.5                  (2.5)                  (8.8)
                                                                          ------                ------                -------
                                                                          $217.5                $278.0                $(615.9)
                                                                          ======                ======                =======

      Proceeds from the sale of securities available-for-sale during 2001, 2000 and 1999 were $497.8 million, $602.0 million and $513.1 million, respectively. During 2001, gross gains of $31.3 million ($12.1 million and $10.4 million in 2000 and 1999, respectively) and gross losses of $10.1 million ($15.1 million and $35.5 million in 2000 and 1999, respectively) were realized on those sales.

      The Company had $25.2 million and $13.0 million of real estate investments as of December 31, 2001 and 2000, respectively, that were non-income producing the preceding twelve months.

      Real estate is presented at cost less accumulated depreciation of $22.0 million as of December 31, 2001 ($25.7 million as of December 31, 2000). The carrying value of real estate held for disposal totaled $33.4 million and $8.5 million as of December 31, 2001 and 2000, respectively.

               NATIONWIDE LIFE INSURANCE COMPANY AND SUBSIDIARIES
       (a wholly owned subsidiary of Nationwide Financial Services, Inc.)

              Notes to Consolidated Financial Statements, Continued

      The recorded investment of mortgage loans on real estate considered to be impaired was $29.9 million as of December 31, 2001 ($9.8 million as of December 31, 2000), which includes $5.3 million ($5.3 million as of December 31, 2000) of impaired mortgage loans on real estate for which the related valuation allowance was $1.0 million ($1.6 million as of December 31, 2000) and $24.6 million ($4.5 million as of December 31, 2000) of impaired mortgage loans on real estate for which there was no valuation allowance. Impaired mortgage loans with no valuation allowance are a result of collateral dependent loans where the fair value of the collateral is greater than the recorded investment of the loan. During 2001, the average recorded investment in impaired mortgage loans on real estate was $7.9 million ($7.7 million in 2000) and interest income recognized on those loans totaled $0.4 million in 2001 ($0.4 million in 2000) which is equal to interest income recognized using a cash-basis method of income recognition.

      Activity in the valuation allowance account for mortgage loans on real estate for the years ended December 31 was as follows:

      (in millions)                                                              2001               2000               1999
                                                                               ========           ========           ========
      Allowance, beginning of year                                             $   45.3           $   44.4           $   42.4
        Additions (reductions) charged (credited) to operations                    (1.2)               4.1                0.7
        Direct write-downs charged against the allowance                           (1.2)              (3.2)                --
        Allowance on acquired mortgage loans                                         --                 --                1.3
                                                                               --------           --------           --------
           Allowance, end of year                                              $   42.9           $   45.3           $   44.4
                                                                               ========           ========           ========

      An analysis of investment income (loss) by investment type follows for the years ended December 31:

      (in millions)                                                              2001              2000               1999
                                                                               ========           ========           ========
      Gross investment income:
        Securities available-for-sale:
          Fixed maturity securities                                            $1,181.1           $1,095.5           $1,031.3
          Equity securities                                                         1.8                2.6                2.5
        Mortgage loans on real estate                                             527.9              494.5              460.4
        Real estate                                                                33.1               32.2               28.8
        Short-term investments                                                     28.3               27.0               18.6
        Derivatives                                                               (19.7)               3.9               (1.0)
        Other                                                                      20.9               49.3               27.5
                                                                               --------           --------           --------
            Total investment income                                             1,773.4            1,705.0            1,568.1
      Less investment expenses                                                     48.4               50.1               47.3
                                                                               --------           --------           --------
            Net investment income                                              $1,725.0           $1,654.9           $1,520.8
                                                                               ========           ========           ========

               NATIONWIDE LIFE INSURANCE COMPANY AND SUBSIDIARIES
       (a wholly owned subsidiary of Nationwide Financial Services, Inc.)

              Notes to Consolidated Financial Statements, Continued

      An analysis of net realized (losses) gains on investments, hedging instruments and hedged items, by investment type follows for the years ended December 31:

      (in millions)                                                                       2001           2000           1999
                                                                                         ======         ======         ======
      Unrelated parties:
         Realized gains (losses) on sale of securities available-for-sale:
            Fixed maturity securities                                                    $ 20.8         $ (7.7)        $(32.5)
            Equity securities                                                               0.4            4.7            7.4
         Other-than-temporary impairments of securities available-for-sale:
            Fixed maturity securities                                                     (66.1)         (10.5)           7.5
            Equity securities                                                             (13.8)            --             --
         Real estate                                                                        1.9           (0.5)           0.9
         Mortgage loans on real estate(1)                                                   0.6           (4.2)          (0.6)
         Derivatives                                                                         --           (2.7)          (1.6)
         Other                                                                             (6.5)           1.5            7.3
                                                                                         ------         ------         ------
                                                                                          (62.7)         (19.4)         (11.6)
      Related party - gain on sale of limited partnership                                  44.4             --             --
                                                                                         ------         ------         ------
      Net realized losses on investments, hedging instruments and
          hedged items                                                                   $(18.3)        $(19.4)        $(11.6)
                                                                                         ======         ======         ======

----------
      (1) The 2001 amount is comprised of $9.9 million of net realized gains on the sale of mortgage loans on real estate, including those related to a securitization transaction, and $9.3 million of realized losses on derivatives hedging the sale of mortgage loans on real estate.

      Fixed maturity securities with an amortized cost of $6.6 million as of December 31, 2001 and $6.5 million as of December 31, 2000 were on deposit with various regulatory agencies as required by law. In addition, fixed maturity securities with an amortized cost of $6.3 million as of December 31, 2000 were placed in escrow under a contractual obligation and none as of December 31, 2001.

      As of December 31, 2001 the Company had pledged fixed maturity securities with a fair value of $112.3 million as collateral to various derivative counterparties.

      As of December 31, 2001 the Company held collateral of $18.0 million on derivative transactions. This amount is included in short-term investments with a corresponding liability recorded in other liabilities.

      As of December 31, 2001, the Company had loaned securities with a fair value of $775.5 million. As of December 31, 2001 the Company held collateral of $791.6 million. This amount is included in short-term investments with a corresponding liability recorded in other liabilities.

(4)   Short-term Debt

      NLIC has established a $300 million commercial paper program under which, borrowings are unsecured and are issued for terms of 364 days or less. As of December 31, 2001 and 2000 the Company had $100.0 million and $118.7 million, respectively, of commercial paper outstanding at an average effective rate of 1.90% and 6.53%, respectively. See also note 14.

(5)   Long-term Debt, payable to NFS

      On December 19, 2001 the Company sold a 7.50%, $300.0 million surplus note to NFS, maturing on December 17, 2031. The fair value of the surplus note as of December 31, 2001 was $300.0 million. Principal and interest payments are subject to prior approval by the superintendent of insurance of the State of Ohio. The Company is scheduled to pay interest semi-annually on June 17 and December 17 of each year commencing June 17, 2002.

               NATIONWIDE LIFE INSURANCE COMPANY AND SUBSIDIARIES
       (a wholly owned subsidiary of Nationwide Financial Services, Inc.)

              Notes to Consolidated Financial Statements, Continued

(6)   Derivative Financial Instruments

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

      In using interest rate swaps, the Company receives fixed interest rate payments and makes variable rate payments; thereby creating fixed rate assets.

      The long Eurodollar futures change the variable rate cash flow exposure to fixed rate cash flows. With long Eurodollar futures, if interest rates rise (fall), the losses (gains) on the futures are used to reduce the variable rate income on the investments, thereby creating fixed rate investments.

      Foreign Currency Risk Management

      In conjunction with the Company's medium-term note program, from time to time, the Company issues both fixed and variable rate liabilities denominated in foreign currencies. As a result, the Company is exposed to changes in fair value of the liabilities due to changes in foreign currency exchange rates and interest rates. To manage these risks, the Company enters into cross-currency interest rate swaps to convert these liabilities to a variable U.S. dollar rate.

      For a fixed rate liability, the cross-currency interest rate swap is structured to receive a fixed rate, in the foreign currency, and pay a variable U.S. dollar rate, generally 3-month libor. For a variable rate foreign liability, the cross-currency interest rate swap is structured to receive a variable rate, in the foreign currency, and pay a variable U.S. dollar rate, generally 3-month libor.

      The Company is exposed to changes in fair value of fixed rate investments denominated in a foreign currency due to changes in foreign currency exchange rates and interest rates. To manage this risk, the Company uses cross-currency interest rate swaps to convert these assets to variable U.S. dollar rate instruments.

               NATIONWIDE LIFE INSURANCE COMPANY AND SUBSIDIARIES
       (a wholly owned subsidiary of Nationwide Financial Services, Inc.)

              Notes to Consolidated Financial Statements, Continued

      Cross-currency interest rate swaps on assets are structured to pay a fixed rate, in the foreign currency, and receive a variable U.S. dollar rate, generally 3-month libor.

      Non-Hedging Derivatives

      From time-to-time, the Company enters into over-the-counter basis swaps (receive one variable rate, pay another variable rate) to change the rate characteristics of a specific investment to better match the variable rate paid on a liability. While the pay-side terms of the basis swap will line up with the terms of the asset, the Company is not able to match the receive-side terms of the derivative to a specific liability; therefore, basis swaps do not receive hedge accounting treatment.

      QUANTITATIVE DISCLOSURE

      Fair Value Hedges

      During the year ended December 31, 2001, gains of $2.1 million were recognized in net realized losses on investments, hedging instruments and hedged items. This represents the ineffective portion of the fair value hedging relationships. There were no gains or losses attributable to the portion of the derivative instruments' change in fair value excluded from the assessment of hedge effectiveness. There were also no gains or losses recognized in earnings as a result of hedged firm commitments no longer qualifying as fair value hedges.

      Cash Flow Hedges

      For the year ended December 31, 2001, the ineffective portion of cash flow hedges was immaterial. There were no gains or losses attributable to the portion of the derivative instruments' change in fair value excluded from the assessment of hedge effectiveness.

      The Company anticipates reclassifying less than $0.1 million in losses out of AOCI over the next 12-month period.

      As of December 31, 2001, the maximum length of time over which the Company is hedging its exposure to the variability in future cash flows associated with forecasted transactions is twelve months. The Company did not discontinue any cash flow hedges because the original forecasted transaction was no longer probable.

      Other Derivative Instruments, Including Embedded Derivatives

      Net realized gains and losses on investments, hedging instruments and hedged items for the year ended December 31, 2001 include a loss of $1.6 million related to other derivative instruments, including embedded derivatives. For the year ended December 31, 2001 a $27.7 million loss was recorded in net realized losses on investments, hedging instruments and hedged items reflecting the change in fair value of cross-currency interest rate swaps hedging variable rate medium-term notes denominated in foreign currencies. An offsetting gain of $26.3 million was recorded in net realized losses on investments, hedging instruments and hedged items to reflect the change in spot rates of these foreign currency denominated obligations during the year ended December 31, 2001.

               NATIONWIDE LIFE INSURANCE COMPANY AND SUBSIDIARIES
       (a wholly owned subsidiary of Nationwide Financial Services, Inc.)

              Notes to Consolidated Financial Statements, Continued

      The notional amount of derivative financial instruments outstanding as of December 31, 2001 and 2000 were as follows:

       (in millions )                                                                              2001                  2000
                                                                                                 ========             ========
       Interest rate swaps
         Pay fixed/receive variable rate swaps hedging investments                               $1,952.3             $  934.8
         Pay variable/receive fixed rate swaps hedging investments                                  698.4                 98.8
         Pay variable/receive variable rate swaps hedging investments                               197.8                184.0
         Other contracts hedging investments                                                        523.0                 20.4

      Cross currency interest rate swaps
          Hedging foreign currency denominated investments                                           56.1                 30.5
          Hedging foreign currency denominated liabilities                                        2,500.4              1,512.2

      Interest rate futures contracts                                                             6,019.4              5,659.8
                                                                                                 --------             --------

(7)   Federal Income Tax

      The tax effects of temporary differences that give rise to significant components of the net deferred tax liability as of December 31, 2001 and 2000 were as follows:

      (in millions)                                                                             2001                     2000
                                                                                              ========                 ========
      Deferred tax assets:
        Equity securities                                                                     $    6.5                 $     --
        Future policy benefits                                                                     8.2                     34.7
        Liabilities in separate accounts                                                         482.5                    462.7
        Mortgage loans on real estate and real estate                                              7.5                     18.8
        Derivatives                                                                               93.0                       --
        Other assets and other liabilities                                                        81.8                     40.3
                                                                                              --------                 --------
          Total gross deferred tax assets                                                        679.5                    556.5
        Less valuation allowance                                                                  (7.0)                    (7.0)
                                                                                              --------                 --------
          Net deferred tax assets                                                                672.5                    549.5
                                                                                              --------                 --------

      Deferred tax liabilities:
        Deferred policy acquisition costs                                                        861.3                    783.7
        Derivatives                                                                               91.5                       --
        Fixed maturity securities                                                                173.0                     98.8
        Deferred tax on realized investment gains                                                 26.1                     29.0
        Equity securities and other long-term investments                                         31.7                      6.4
        Other                                                                                     68.8                     38.1
                                                                                              --------                 --------
          Total gross deferred tax liabilities                                                 1,252.4                    956.0
                                                                                              --------                 --------
          Net deferred tax liability                                                          $  579.9                 $  406.5
                                                                                              ========                 ========

      In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion of the total gross deferred tax assets will not be realized. Future taxable amounts or recovery of federal income tax paid within the statutory carryback period can offset nearly all future deductible amounts. The valuation allowance was unchanged for the years ended December 31, 2001, 2000 and 1999.

               NATIONWIDE LIFE INSURANCE COMPANY AND SUBSIDIARIES
       (a wholly owned subsidiary of Nationwide Financial Services, Inc.)

              Notes to Consolidated Financial Statements, Continued

      The Company's current federal income tax liability was $186.2 million and $108.9 million as of December 31, 2001 and 2000, respectively.

      Federal income tax expense attributable to income before cumulative effect of adoption of accounting principles for the years ended December 31 was as follows:

      (in millions)                                                      2001                    2000                    1999
                                                                        ======                  ======                  ======
      Currently payable                                                 $ 32.5                  $ 78.0                  $ 53.6
      Deferred tax expense                                               128.9                   129.7                   147.8
                                                                        ------                  ------                  ------
                                                                        $161.4                  $207.7                  $201.4
                                                                        ======                  ======                  ======

      Total federal income tax expense for the years ended December 31, 2001, 2000 and 1999 differs from the amount computed by applying the U.S. federal income tax rate to income before federal income tax expense and cumulative effect of adoption of accounting principles as follows:

                                                                  2001                     2000                    1999
                                                            -------------------     -------------------     -------------------
      (in millions)                                         Amount          %       Amount          %       Amount          %
                                                            ======       ======     ======       ======     ======       ======
      Computed (expected) tax expense                       $220.6         35.0     $239.1         35.0     $212.3         35.0
      Tax exempt interest and dividends
        received deduction                                   (48.8)        (7.7)     (24.7)        (3.6)      (7.3)        (1.2)
      Income tax credits                                     (11.5)        (1.8)      (8.0)        (1.2)      (4.3)        (0.7)
      Other, net                                               1.1          0.1        1.3          0.2        0.7          0.1
                                                            ------       ------     ------       ------     ------       ------
          Total (effective rate of each year)               $161.4         25.6     $207.7         30.4     $201.4         33.2
                                                            ======       ======     ======       ======     ======       ======

      Total federal income tax (refunded) paid was $(45.4) million, $74.6 million and $29.8 million during the years ended December 31, 2001, 2000 and 1999, respectively.

               NATIONWIDE LIFE INSURANCE COMPANY AND SUBSIDIARIES
       (a wholly owned subsidiary of Nationwide Financial Services, Inc.)

              Notes to Consolidated Financial Statements, Continued

(8)   Comprehensive Income (Loss)

      Comprehensive income (loss) includes net income as well as certain items that are reported directly within separate components of shareholder's equity that bypass net income. Other comprehensive income (loss) is comprised of unrealized gains (losses) on securities available-for-sale and accumulated net losses on cash flow hedges. The related before and after federal income tax amounts for the years ended December 31, 2001, 2000 and 1999 were as follows:

      (in millions)                                                                       2001           2000          1999
                                                                                         ======         ======        =======
      Unrealized gains (losses) on securities available-for-sale arising during the period:
         Gross                                                                           $164.0         $264.5        $(665.3)
         Adjustment to deferred policy acquisition costs                                  (71.7)         (74.0)         167.5
         Related federal income tax (expense) benefit                                     (32.3)         (66.7)         171.4
                                                                                         ------         ------        -------
            Net                                                                            60.0          123.8         (326.4)
                                                                                         ------         ------        -------

      Reclassification adjustment for net losses on securities
         available-for-sale realized during the period:
         Gross                                                                             58.7           13.5           17.6
         Related federal income tax benefit                                               (20.5)          (4.7)          (6.2)
                                                                                         ------         ------        -------
            Net                                                                            38.2            8.8           11.4
                                                                                         ------         ------        -------

      Other comprehensive income (loss) on securities
         available-for-sale                                                                98.2          132.6         (315.0)
                                                                                         ------         ------        -------

      Accumulated net loss on cash flow hedges:
         Gross                                                                            (13.5)            --             --
         Related federal income tax benefit                                                 4.7             --             --
                                                                                         ------         ------        -------
           Other comprehensive loss on cash flow hedges                                    (8.8)            --             --
                                                                                         ------         ------        -------

      Accumulated net loss on transition adjustments:
            Transition adjustment - SFAS 133                                               (5.6)            --             --
            Transition adjustment - EITF 99-20                                              3.5             --             --
            Related federal income tax benefit                                              0.7             --             --
                                                                                         ------         ------        -------
              Other comprehensive loss on transition adjustments                           (1.4)            --             --
                                                                                         ------         ------        -------
      Total other comprehensive income (loss)                                            $ 88.0         $132.6        $(315.0)
                                                                                         ======         ======        =======

      Reclassification adjustments for net realized gains and losses on the ineffective portion of cash flow hedges were immaterial during 2001 and, therefore, are not reflected in the table above.

(9)   Fair Value of Financial Instruments

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

      In estimating its fair value disclosures, the Company used the following methods and assumptions:

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

            Policy reserves on life insurance contracts: Included are disclosures for individual and corporate-owned life insurance, universal life insurance and supplementary contracts with life contingencies for which the estimated fair value is the amount payable on demand. Also included are disclosures for the Company's limited payment policies, which the Company has used discounted cash flow analyses similar to those used for investment contracts with known maturities to estimate fair value.

               NATIONWIDE LIFE INSURANCE COMPANY AND SUBSIDIARIES
       (a wholly owned subsidiary of Nationwide Financial Services, Inc.)

              Notes to Consolidated Financial Statements, Continued

            Collateral received - securities lending and derivatives: The carrying amount reported in the consolidated balance sheets for these instruments approximates their fair value.

            Short-term debt: The carrying amount reported in the consolidated balance sheets for these instruments approximates their fair value.

            Long-term debt, payable to NFS: The fair value for long-term debt is based on quoted market prices.

            Commitments to extend credit: Commitments to extend credit have nominal fair value because of the short-term nature of such commitments. See note 10.

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

      Carrying amount and estimated fair value of financial instruments subject to disclosure requirements and policy reserves on life insurance contracts were as follows as of December 31:

                                                                           2001                              2000
                                                                ---------------------------        ----------------------------
                                                                 Carrying        Estimated           Carrying        Estimated
           (in millions)                                          amount         fair value           amount         fair value
                                                                ==========       ==========         ==========       ==========
           Assets:
             Investments:
               Securities available-for-sale:
                 Fixed maturity securities                      $ 18,370.8       $ 18,370.8         $ 15,451.3       $ 15,451.3
                 Equity securities                                    94.0             94.0              109.0            109.0
               Mortgage loans on real estate, net                  7,113.1          7,293.3            6,168.3          6,327.8
               Policy loans                                          591.1            591.1              562.6            562.6
               Short-term investments                              1,011.3          1,011.3              442.6            442.6
             Cash                                                     22.6             22.6               18.4             18.4
             Assets held in separate accounts                     59,513.0         59,513.0           65,897.2         65,897.2

           Liabilities:
             Investment contracts                                (19,549.5)       (18,421.0)         (16,815.3)       (15,979.8)
             Policy reserves on life insurance contracts          (5,666.5)        (5,524.4)          (5,368.4)        (5,128.5)
             Collateral received - securities lending and
                 derivatives                                        (809.6)          (809.6)                --               --
             Short-term debt                                        (100.0)          (100.0)            (118.7)          (118.7)
             Long-term debt, payable to NFS                         (300.0)          (300.0)                --               --
             Liabilities related to separate accounts            (59,513.0)       (58,387.3)         (65,897.2)       (64,237.6)

           Derivative financial instruments:
             Interest rate swaps hedging assets                       (5.6)            (5.6)              (8.3)            (8.3)
             Cross currency interest rate swaps                      (66.0)           (66.0)             (24.3)           (24.3)
             Futures contracts                                       (33.0)           (33.0)             (16.0)           (16.0)
                                                                ----------       ----------         ----------       ----------

               NATIONWIDE LIFE INSURANCE COMPANY AND SUBSIDIARIES
       (a wholly owned subsidiary of Nationwide Financial Services, Inc.)

              Notes to Consolidated Financial Statements, Continued

(10)  Risk Disclosures

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

      Legal/Regulatory Risk: The risk that changes in the legal or regulatory environment in which an insurer operates will result in increased competition, reduced demand for a company's products, or create additional expenses not anticipated by the insurer in pricing its products. The Company mitigates this risk by offering a wide range of products and by operating throughout the U. S., thus reducing its exposure to any single product or jurisdiction and also by employing underwriting practices which identify and minimize the adverse impact of this risk.

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

      Commitments to fund fixed rate mortgage loans on real estate are agreements to lend to a borrower and are subject to conditions established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a deposit. Commitments extended by the Company are based on management's case-by-case credit evaluation of the borrower and the borrower's loan collateral. The underlying mortgage property represents the collateral if the commitment is funded. The Company's policy for new mortgage loans on real estate is to generally lend no more than 80% of collateral value. Should the commitment be funded, the Company's exposure to credit loss in the event of nonperformance by the borrower is represented by the contractual amounts of these commitments less the net realizable value of the collateral. The contractual amounts also represent the cash requirements for all unfunded commitments. Commitments on mortgage loans on real estate of $344.0 million extending into 2002 were outstanding as of December 31, 2001. The Company also had $81.5 million of commitments to purchase fixed maturity securities outstanding as of December 31, 2001.

      Notional amounts of derivative financial instruments, primarily interest rate swaps, interest rate futures contracts and foreign currency swaps, significantly exceed the credit risk associated with these instruments and represent contractual balances on which calculations of amounts to be exchanged are based. Credit exposure is limited to the sum of the aggregate fair value of positions that have become favorable to NLIC, including accrued interest receivable due from counterparties. Potential credit losses are minimized through careful evaluation of counterparty credit standing, selection of counterparties from a limited group of high quality institutions, collateral agreements and other contract provisions. As of December 31, 2001, NLIC's credit risk from these derivative financial instruments was $1.5 million net of $18.0 million of cash colleteral.

               NATIONWIDE LIFE INSURANCE COMPANY AND SUBSIDIARIES
       (a wholly owned subsidiary of Nationwide Financial Services, Inc.)

              Notes to Consolidated Financial Statements, Continued

      Equity Market Risk: Asset fees calculated as a percentage of the separate account assets are a significant source of revenue to the Company. As of December 31, 2001, 82% of separate account assets were invested in equity mutual funds. Gains and losses in the equity markets will result in corresponding increases and decreases in the Company's separate account assets and the reported asset fee revenue. In addition, a decrease in separate account assets may decrease the Company's expectations of future profit margins, which may require the Company to accelerate the amortization of deferred policy acquisition costs.

      Significant Concentrations of Credit Risk: The Company grants mainly commercial mortgage loans on real estate to customers throughout the U. S. The Company has a diversified portfolio with no more than 20% (22% in 2000) in any geographic area and no more than 2% (1% in 2000) with any one borrower as of December 31, 2001. As of December 31, 2001, 34% (36% in
      2000) of the carrying value of the Company's commercial mortgage loan portfolio financed retail properties.

      Significant Business Concentrations: As of December 31, 2001, the Company did not have a material concentration of financial instruments in a single investee, industry or geographic location. Also, the Company did not have a concentration of business transactions with a particular customer, lender or distribution source, a market or geographic area in which business is conducted that makes it vulnerable to an event which could cause a severe impact to the Company's financial position.

      Reinsurance: The Company has entered into reinsurance contracts to cede a portion of its general account individual annuity business. Total recoveries due from these contracts were $161.2 million and $143.1 million as of December 31, 2001 and 2000, respectively. The contracts are immaterial to the Company's results of operations. The ceding of risk does not discharge the original insurer from its primary obligation to the policyholder. Under the terms of the contracts, trusts have been established as collateral for the recoveries. The trust assets are invested in investment grade securities, the fair value of which must at all times be greater than or equal to 100% or 102% of the reinsured reserves, as outlined in the underlying contract.

      Collateral - Derivatives: The Company enters into agreements with various counterparties to execute over-the-counter derivative transactions. The Company's policy is to include a Credit Support Annex with each agreement to protect the Company for any exposure above the approved credit threshold. This also protects the counterparty against exposure to the Company. The Company generally posts securities as collateral and receives cash as collateral from counterparties. The Company maintains ownership of the securities at all times and is entitled to receive from the borrower any payments for interest or dividends received during the loan term.

      Collateral - Securities Lending: The Company, through its agent, lends certain portfolio holdings and in turn receives cash collateral. The cash collateral is invested in high-quality short-term investments. The Company's policy requires a minimum of 102% of the fair value of the securities loaned be maintained as collateral. Net returns on the investments, after payment of a rebate to the borrower, are shared between the Company and its agent. Both the borrower and the Company can request or return the loaned securities at any time. The Company maintains ownership of the securities at all times and is entitled to receive from the borrower any payments for interest or dividends received during the loan term.

(11) Pension Plan, Postretirement Benefits Other than Pensions and Retirement Savings Plan

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

               NATIONWIDE LIFE INSURANCE COMPANY AND SUBSIDIARIES
       (a wholly owned subsidiary of Nationwide Financial Services, Inc.)

              Notes to Consolidated Financial Statements, Continued

      Pension costs (benefits) charged to operations by the Company during the years ended December 31, 2001, 2000 and 1999 were $5.0 million, $1.9 million and $(8.3) million, respectively. The Company has recorded a prepaid pension asset of $9.4 million and $13.6 million as of December 31, 2001 and 2000, respectively.

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

      The Company's accrued postretirement benefit expense as of December 31, 2001 and 2000 was $53.8 million and $51.0 million, respectively and the net periodic postretirement benefit cost (NPPBC) for 2001, 2000 and 1999 was $2.9 million, $3.8 million and $4.9 million, respectively.

      Information regarding the funded status of the pension plan as a whole and the postretirement life and health care benefit plan as a whole as of December 31, 2001 and 2000 follows:

                                                                           Pension Benefits             Postretirement Benefits
                                                                      -------------------------         -----------------------
      (in millions)                                                     2001             2000             2001            2000
                                                                      ========         ========         ========       ========
      Change in benefit obligation
      Benefit obligation at beginning of year                         $1,981.7         $1,811.4         $  276.4       $  239.8
      Service cost                                                        89.3             81.4             12.6           12.2
      Interest cost                                                      129.1            125.3             21.4           18.7
      Participant contributions                                             --               --              3.3            2.9
      Plan amendment                                                      27.7               --              0.2             --
      Actuarial (gain) loss                                               (5.8)            34.8             20.2           16.1
      Benefits paid                                                      (89.8)           (71.2)           (20.1)         (13.3)
                                                                      --------         --------         --------       --------
      Benefit obligation at end of year                                2,132.2          1,981.7            314.0          276.4
                                                                      ========         ========         ========       ========

      Change in plan assets
      Fair value of plan assets at beginning of year                   2,337.1          2,247.6            119.4           91.3
      Actual return (loss) on plan assets                                (46.6)           140.9             (0.2)          12.2
      Employer contribution                                                 --               --             17.3           26.3
      Participant contributions                                             --               --              3.3            2.9
      Plan curtailment                                                      --             19.8               --             --
      Benefits paid                                                      (89.8)           (71.2)           (20.1)         (13.3)
                                                                      --------         --------         --------       --------
      Fair value of plan assets at end of year                         2,200.7          2,337.1            119.7          119.4
                                                                      --------         --------         --------       --------

      Funded status                                                       68.5            355.4           (194.3)        (157.0)
      Unrecognized prior service cost                                     49.5             25.0              0.2             --
      Unrecognized net gains                                             (79.3)          (311.7)            (4.0)         (34.1)
      Unrecognized net (asset) obligation at transition                   (5.1)            (6.4)             0.8            1.0
                                                                      --------         --------         --------       --------
      Prepaid (accrued) benefit cost                                  $   33.6         $   62.3         $ (197.3)      $ (190.1)
                                                                      ========         ========         ========       ========

               NATIONWIDE LIFE INSURANCE COMPANY AND SUBSIDIARIES
       (a wholly owned subsidiary of Nationwide Financial Services, Inc.)

              Notes to Consolidated Financial Statements, Continued

      Assumptions used in calculating the funded status of the pension plan and postretirement life and health care benefit plan were as follows:

                                                                         Pension Benefits             Postretirement Benefits
                                                                      -----------------------        ------------------------
                                                                       2001             2000            2001            2000
                                                                      =======================        ========================
      Weighted average discount rate                                    6.50%           6.75%           7.25%            7.50%
      Rate of increase in future compensation levels                    4.75%           5.00%             --               --
      Assumed health care cost trend rate:
            Initial rate                                                  --              --           11.00%           11.00%
            Ultimate rate                                                 --              --            5.50%            5.50%
            Declining period                                              --              --           4 Years          4 Years
                                                                       -----           -----           -----            -----

      The components of net periodic pension cost for the pension plan as a whole for the years ended December 31, 2001, 2000 and 1999 were as follows:

      (in millions)                                                               2001               2000               1999
      =======================================================================================================================
      Service cost (benefits earned during the period)                           $ 89.3             $ 81.4             $ 80.0
      Interest cost on projected benefit obligation                               129.1              125.3              109.9
      Expected return on plan assets                                             (183.8)            (184.5)            (160.3)
      Recognized gains                                                             (7.8)             (11.8)              (9.1)
      Amortization of prior service cost                                            3.2                3.2                3.2
      Amortization of unrecognized transition asset                                (1.3)              (1.3)              (1.4)
                                                                                 ------             ------             ------
                                                                                 $ 28.7             $ 12.3             $ 22.3
                                                                                 ======             ======             ======

      Effective December 31, 1998, Wausau Service Corporation (WSC) ended its affiliation with Nationwide and employees of WSC ended participation in the pension plan resulting in a curtailment gain of $67.1 million. During 1999, the pension plan transferred assets to settle its obligation related to WSC employees, resulting in a gain of $32.9 million. The spin-off of liabilities and assets was completed in the year 2000, resulting in an adjustment to the curtailment gain of $19.8 million.

      Assumptions used in calculating the net periodic pension cost for the pension plan were as follows:

                                                                                    2001             2000            1999
                                                                                    ====             ====            ====
      Weighted average discount rate                                                6.75%            7.00%           6.08%
      Rate of increase in future compensation levels                                5.00%            5.25%           4.33%
      Expected long-term rate of return on plan assets                              8.00%            8.25%           7.33%
                                                                                    ----             ----            ----

      The components of NPPBC for the postretirement benefit plan as a whole for the years ended December 31, 2001, 2000 and 1999 were as follows:

      (in millions)                                                                       2001           2000           1999
                                                                                          =====          =====          =====
      Service cost (benefits attributed to employee service during the year)              $12.6          $12.2          $14.2
      Interest cost on accumulated postretirement benefit obligation                       21.4           18.7           17.6
      Expected return on plan assets                                                       (9.6)          (7.9)          (4.8)
      Amortization of unrecognized transition obligation of affiliates                      0.6            0.6            0.6
      Net amortization and deferral                                                        (0.4)          (1.3)          (0.5)
                                                                                          -----          -----          -----
                                                                                          $24.6          $22.3          $27.1
                                                                                          =====          =====          =====

               NATIONWIDE LIFE INSURANCE COMPANY AND SUBSIDIARIES
       (a wholly owned subsidiary of Nationwide Financial Services, Inc.)

              Notes to Consolidated Financial Statements, Continued

      Actuarial assumptions used for the measurement of the NPPBC for the postretirement benefit plan for 2001, 2000 and 1999 were as follows:

                                                                                          2001             2000            1999
                                                                                        =======          =======         =======
      Discount rate                                                                       7.50%            7.80%           6.65%
      Long-term rate of return on plan assets, net of tax in 1999                         8.00%            8.30%           7.15%
      Assumed health care cost trend rate:
         Initial rate                                                                    11.00%           13.00%          15.00%
         Ultimate rate                                                                    5.50%            5.50%           5.50%
         Declining period                                                               4 Years          5 Years         6 Years
                                                                                        -------          -------         -------

      Because current plan costs are very close to the employer dollar caps, the health care cost trend has an immaterial effect on plan obligations for the postretirement benefit plan as a whole. For this reason, the effect of a one percentage point increase or decrease in the assumed health care cost trend rate on the APBO as of December 31, 2001 and on the NPPBC for the year ended December 31, 2001 was not calculated.

      The Company, together with other affiliated companies, sponsors a defined contribution retirement savings plan covering substantially all employees of the Company. Employees may make salary deferral contributions of up to 22%. Salary deferrals of up to 6% are subject to a 50% Company match. The Company match is funded on a bi-weekly basis and the expense of such contributions are allocated to the Company based on employee contributions. The Company's expense for contributions to this plan totaled $5.6 million, $4.4 million and $3.3 million for 2001, 2000 and 1999, respectively. Individuals are subject to a dollar limit on salary deferrals per Internal Revenue Service (IRS) Section 402(g) and other limits also apply. The Company has no legal obligation for benefits under this plan.

(12) Shareholder's Equity, Regulatory Risk-Based Capital, Retained Earnings and Dividend Restrictions

      The State of Ohio, where NLIC and NLAIC are domiciled, imposes minimum risk-based capital requirements that were developed by the NAIC. The formulas for determining the amount of risk-based capital specify various weighting factors that are applied to financial balances or various levels of activity based on the perceived degree of risk. Regulatory compliance is determined by a ratio of the Company's insurance regulatory total adjusted capital, as defined by the NAIC, to its authorized control level risk-based capital, as defined by the NAIC. Companies below specific trigger points or ratios are classified within certain levels, each of which requires specified corrective action. NLIC and NLAIC each exceed the minimum risk-based capital requirements for all periods presented herein.

      The statutory capital and surplus of NLIC as of December 31, 2001, 2000 and 1999 was $1.76 billion, $1.28 billion and $1.35 billion, respectively. The statutory net income of NLIC for the years ended December 31, 2001, 2000 and 1999 was $83.1 million, $158.7 million and $276.2 million, respectively.

      The NAIC completed a project to codify statutory accounting principles (Codification), which became effective January 1, 2001 for NLIC and NLAIC. The resulting change to NLIC's January 1, 2001 surplus was an increase of approximately $80.0 million. The significant change for NLIC, as a result of Codification, was the recording of deferred taxes, which were not recorded prior to the adoption of Codification.

      The Company is limited in the amount of shareholder dividends it may pay without prior approval by the Department. As of December 31, 2001 $141.0 million in dividends could be paid by NLIC without prior approval.

      In addition, the payment of dividends by NLIC may also be subject to restrictions set forth in the insurance laws of the State of New York that limit the amount of statutory profits on NLIC's participating policies (measured before dividends to policyholders) that can inure to the benefit of the Company and its shareholders.

               NATIONWIDE LIFE INSURANCE COMPANY AND SUBSIDIARIES
       (a wholly owned subsidiary of Nationwide Financial Services, Inc.)

              Notes to Consolidated Financial Statements, Continued

      The Company currently does not expect such regulatory requirements to impair its ability to pay operating expenses, interest and shareholder dividends in the future.

(13)  Related Party Transactions

      During 2001, the Company entered into a transaction with NMIC, whereby it sold 78% of its interest in a limited partnership (representing 49% of the limited partnership) to NMIC for $158.9 million. As a result of this sale, the Company recorded a realized gain of $44.4 million, and related tax expense of $15.5 million. The sale price, which was paid in cash, represented the fair value of the limited partnership interest and was based on a valuation of the limited partnership and its underlying investments. The valuation was completed by qualified management of the limited partnership and utilized a combination of internal and independent valuations of the underlying investments of the limited partnership. Additionally, senior financial officers and the Boards of Directors of the Company and NMIC separately reviewed and approved the valuation prior to the execution of this transaction. The Company continues to hold an economic and voting interest in the limited partnership of approximately 14%, with NMIC holding the remaining interests.

      NLIC has issued group annuity and life insurance contracts and performs administrative services for various employee benefit plans sponsored by NMIC or its affiliates. Total account values of these contracts were $4.68 billion and $4.80 billion as of December 31, 2001 and 2000, respectively. Total revenues from these contracts were $150.7 million, $156.8 million, and $149.7 million for the years ended December 31, 2001, 2000, and 1999, respectively, and include policy charges, net investment income from investments backing the contracts and administrative fees. Total interest credited to the account balances were $118.4 million, $131.9 million, and $112.0 million for the years ended December 31, 2001, 2000, and 1999, respectively. The terms of these contracts are consistent in all material respects with what the Company offers to unaffiliated parties.

      The Company files a consolidated federal tax return with NMIC, as described in Note 2(i). Total payments (from) to NMIC were $(45.4) million, $74.6 million, and $29.8 million for the years ended December 31, 2001, 2000, and 1999, respectively.

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

      The Company has a reinsurance agreement with NMIC whereby all of the Company's accident and health business is ceded to NMIC on a modified coinsurance basis. The agreement covers individual accident and health business for all periods presented and group and franchise accident and health business since July 1, 1999. Either party may terminate the agreement on January 1 of any year with prior notice. Prior to July 1, 1999 group and franchise accident and health business and a block of group life insurance policies were ceded to ELOW under a modified coinsurance agreement. Under a modified coinsurance agreement, invested assets are retained by the ceding company and investment earnings are paid to the reinsurer. Under the terms of the Company's agreements, the investment risk associated with changes in interest rates is borne by the reinsurer. Risk of asset default is retained by the Company, although a fee is paid to the Company for the retention of such risk. The ceding of risk does not discharge the original insurer from its primary obligation to the policyholder. The Company believes that the terms of the modified coinsurance agreements are consistent in all material respects with what the Company could have obtained with unaffiliated parties. Revenues ceded to NMIC and ELOW for the years ended December 31, 2001, 2000 and 1999 were $200.7 million, $170.1 million, and $193.0 million, respectively, while benefits, claims and expenses ceded were $208.5 million, $168.0 million and $197.3 million, respectively.

               NATIONWIDE LIFE INSURANCE COMPANY AND SUBSIDIARIES
       (a wholly owned subsidiary of Nationwide Financial Services, Inc.)

              Notes to Consolidated Financial Statements, Continued

      Pursuant to a cost sharing agreement among NMIC and certain of its direct and indirect subsidiaries, including the Company, NMIC provides certain operational and administrative services, such as investment management, advertising, personnel and general management services, to those subsidiaries. Expenses covered by such agreement are subject to allocation among NMIC and such subsidiaries. Measures used to allocate expenses among companies include individual employee estimates of time spent, special cost studies, salary expense, commission expense and other methods agreed to by the participating companies that are within industry guidelines and practices. In addition, Nationwide Services Company, a subsidiary of NMIC, provides computer, telephone, mail, employee benefits administration, and other services to NMIC and certain of its direct and indirect subsidiaries, including the Company, based on specified rates for units of service consumed. For the years ended December 31, 2001, 2000 and 1999, the Company made payments to NMIC and Nationwide Services Company totaling $139.8 million, $150.3 million, and $124.1 million, respectively. The Company does not believe that expenses recognized under these agreements are materially different than expenses that would have been recognized had the Company operated on a stand-alone basis.

      Under a marketing agreement with NMIC, NLIC makes payments to cover a portion of the agent marketing allowance that is paid to Nationwide agents. These costs cover product development and promotion, sales literature, rent and similar items. Payments under this agreement totaled $26.4 million, $31.4 million and $34.5 million for the years ended December 31, 2001, 2000 and 1999, respectively.

      The Company leases office space from NMIC and certain of its subsidiaries. For the years ended December 31, 2001, 2000 and 1999, the Company made lease payments to NMIC and its subsidiaries of $18.7 million, $14.1 million and $9.9 million, respectively.

      The Company also participates in intercompany repurchase agreements with affiliates whereby the seller will transfer securities to the buyer at a stated value. Upon demand or after a stated period, the seller will repurchase the securities at the original sales price plus a price differential. During 2001, the most the Company had outstanding at any given time was $368.5 million and the Company incurred interest expense on intercompany repurchase agreements of $0.2 million for 2001. Transactions under the agreements during 2000 and 1999 were not material. The Company believes that the terms of the repurchase agreements are materially consistent with what the Company could have obtained with unaffiliated parties.

      The Company and various affiliates entered into agreements with Nationwide Cash Management Company (NCMC), an affiliate, under which NCMC acts as a common agent in handling the purchase and sale of short-term securities for the respective accounts of the participants. Amounts on deposit with NCMC were $54.8 million and $321.1 million as of December 31, 2001 and 2000, respectively, and are included in short-term investments on the accompanying consolidated balance sheets.

      Certain annuity products are sold through affiliated companies, which are also subsidiaries of NFS. Total commissions and fees paid to these affiliates for the three years ended December 31, 2001 were $52.9 million, $65.0 million and $79.7 million, respectively.

      On December 19, 2001 the Company sold a 7.50%, $300.0 million surplus note to NFS, maturing on December 17, 2031. The fair value of the surplus note as of December 31, 2001 was $300.0 million. Principal and interest payments are subject to prior approval by the superintendent of insurance of the State of Ohio. The Company is scheduled to pay interest semi-annually on June 17 and December 17 of each year commencing June 17, 2002.

               NATIONWIDE LIFE INSURANCE COMPANY AND SUBSIDIARIES
       (a wholly owned subsidiary of Nationwide Financial Services, Inc.)

              Notes to Consolidated Financial Statements, Continued

(14)  Bank Lines of Credit

      The Company has available as a source of funds a $1 billion revolving credit facility entered into by NFS, NLIC and NMIC. The facility is comprised of a five year $700 million agreement and a 364 day $300 million agreement with a group of national financial institutions. The facility provides for several and not joint liability with respect to any amount drawn by any party. The facility provides covenants, including, but not limited to, requirements that the Company maintain consolidated tangible net worth, as defined, in excess of $1.69 billion and NLIC maintain statutory surplus in excess of $935 million. The Company had no amounts outstanding under this agreement as of December 31, 2001. Of the total facility, $300 million is designated to back NLIC's commercial paper program. Therefore, borrowing capacity under this facility is reduced by any amounts outstanding under the commercial paper program, which totaled $100.0 million as of December 31, 2001.

(15)  Contingencies

      On October 29, 1998, the Company was named in a lawsuit filed in Ohio state court related to the sale of deferred annuity products for use as investments in tax-deferred contributory retirement plans (Mercedes Castillo v. Nationwide Financial Services, Inc., Nationwide Life Insurance Company and Nationwide Life and Annuity Insurance Company). On May 3, 1999, the complaint was amended to, among other things, add Marcus Shore as a second plaintiff. The amended complaint is brought as a class action on behalf of all persons who purchased individual deferred annuity contracts or participated in group annuity contracts sold by the Company and the other named Company affiliates which were used to fund certain tax-deferred retirement plans. The amended complaint seeks unspecified compensatory and punitive damages. On June 11, 1999, the Company and the other named defendants filed a motion to dismiss the amended complaint. On March 8, 2000, the court denied the motion to dismiss the amended complaint filed by the Company and the other named defendants. On January 25, 2002, the plaintiffs filed a motion for leave to amend their complaint to add three new named plaintiffs. On February 9, 2002, the plaintiffs filed a motion for class certification. The class has not been certified. The Company intends to defend this lawsuit vigorously.

      On August 15, 2001, the Company was named in a lawsuit filed in Connecticut federal court titled Lou Haddock, as trustee of the Flyte Tool & Die, Incorporated Deferred Compensation Plan, et al v. Nationwide Financial Services, Inc. and Nationwide Life Insurance Company. On September 5, 2001, the plaintiffs amended their complaint to include class action allegations. The plaintiffs seek to represent a class of plan trustees who purchased variable annuities to fund qualified ERISA retirement plans. The amended complaint alleges that the retirement plans purchased variable annuity contracts from the Company which invested in mutual funds that were offered by separate mutual fund companies; that the Company was a fiduciary under ERISA and that the Company breached its fiduciary duty when it accepted certain fees from the mutual fund companies that purportedly were never disclosed by the Company; and that the Company violated ERISA by replacing many of the mutual funds originally included in the plaintiffs' annuities with "inferior" funds because the new funds purportedly paid more in revenue sharing. The amended complaint seeks disgourgement of fees by the Company and other unspecified compensatory damages. On November 15, 2001, the Company filed a motion to dismiss the amended complaint, which has not been decided. On December 3, 2001, the plaintiffs filed a motion for class certification. On January 15, 2002, the plaintiffs filed a response to the Company's motion to dismiss the amended complaint. On February 22, 2002, the Company filed a reply in support of its motion to dismiss. The class has not been certified. The Company intends to defend this lawsuit vigorously.

      There can be no assurance that any such litigation will not have a material adverse effect on the Company in the future.

(16)  Segment Information

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

               NATIONWIDE LIFE INSURANCE COMPANY AND SUBSIDIARIES
       (a wholly owned subsidiary of Nationwide Financial Services, Inc.)

              Notes to Consolidated Financial Statements, Continued

      The Individual Annuity segment consists of individual The BEST of AMERICA and private label deferred variable annuity products, deferred fixed annuity products and income products. Individual deferred annuity contracts provide the customer with tax-deferred accumulation of savings and flexible payout options including lump sum, systematic withdrawal or a stream of payments for life. In addition, variable annuity contracts provide the customer with access to a wide range of investment options and asset protection in the event of an untimely death, while fixed annuity contracts generate a return for the customer at a specified interest rate fixed for prescribed periods.

      The Institutional Products segment is comprised of the Company's private and public sector group retirement plans and medium-term note program. The private sector includes the 401(k) business generated through fixed and variable annuities. The public sector includes the IRC Section 457 business in the form of fixed and variable annuities.

      The Life Insurance segment consists of investment life products, including both individual variable life and COLI products, traditional life insurance products and universal life insurance. Life insurance products provide a death benefit and generally also allow the customer to build cash value on a tax-advantaged basis.

      In addition to the product segments, the Company reports a Corporate segment. The Corporate segment includes net investment income not allocated to the three product segments, certain revenues and expenses of the Company's broker/dealer subsidiary, unallocated expenses and interest expense on debt. In addition to these operating revenues and expenses, the Company also reports net realized gains and losses on investments, hedging instruments and hedged items in the Corporate segment.

      The following tables summarize the financial results of the Company's business segments for the years ended December 31, 2001, 2000 and 1999.

                                                        Individual   Institutional      Life
      (in millions)                                       Annuity       Products      Insurance      Corporate        Total
                                                        ==========   ============     ==========     =========      =========
      2001:
      Net investment income                              $   534.7      $   847.5      $   323.3     $    19.5      $ 1,725.0
      Other operating revenue                                556.0          205.9          506.5          16.0        1,284.4
                                                         ---------      ---------      ---------     ---------      ---------
         Total operating revenue (1)                       1,090.7        1,053.4          829.8          35.5        3,009.4
                                                         ---------      ---------      ---------     ---------      ---------
      Interest credited to policyholder
         account balances                                    433.2          627.8          177.7            --        1,238.7
      Amortization of deferred policy
         acquisition costs                                   220.0           47.6           80.3            --          347.9
      Interest expense on debt                                  --             --             --           6.2            6.2
      Other benefits and expenses                            206.1          170.2          387.1           2.7          766.1
                                                         ---------      ---------      ---------     ---------      ---------
         Total benefits and expenses                         859.3          845.6          645.1           8.9        2,358.9
                                                         ---------      ---------      ---------     ---------      ---------
      Operating income before
         federal income tax expense (1)                      231.4          207.8          184.7          26.6          650.5
      Net realized losses on investments,
         hedging instruments and hedged
         items (2)                                              --             --             --         (20.2)         (20.2)
                                                         ---------      ---------      ---------     ---------      ---------
      Income before federal income tax
         expense and cumulative effect of
         adoption of accounting principles               $   231.4      $   207.8      $   184.7     $     6.4      $   630.3
                                                         =========      =========      =========     =========      =========

      Assets as of year end                              $43,885.4      $34,130.1      $ 9,129.0     $ 4,010.1      $91,154.6
                                                         =========      =========      =========     =========      =========

----------
(1) Excludes net realized gains and losses on investments, hedging instruments and hedged items.
(2) Realized gains related to securitization transactions are included in operating income.

               NATIONWIDE LIFE INSURANCE COMPANY AND SUBSIDIARIES
       (a wholly owned subsidiary of Nationwide Financial Services, Inc.)

              Notes to Consolidated Financial Statements, Continued

                                                        Individual   Institutional       Life
      (in millions)                                       Annuity      Products        Insurance     Corporate        Total
                                                         =========   ============      =========     =========      =========
      2000:
      Net investment income                              $   483.2      $   827.4      $   289.2     $    55.1      $ 1,654.9
      Other operating revenue                                625.9          251.6          453.9          17.0        1,348.4
                                                         ---------      ---------      ---------     ---------      ---------
         Total operating revenue(1)                        1,109.1        1,079.0          743.1          72.1        3,003.3
                                                         ---------      ---------      ---------     ---------      ---------
      Interest credited to policyholder
         account balances                                    396.4          628.8          157.2            --        1,182.4
      Amortization of deferred policy
         acquisition costs                                   238.7           49.2           64.2            --          352.1
      Interest expense on debt                                  --             --             --           1.3            1.3
      Other benefits and expenses                            192.3          170.3          368.8          33.7          765.1
                                                         ---------      ---------      ---------     ---------      ---------
         Total benefits and expenses                         827.4          848.3          590.2          35.0        2,300.9
                                                         ---------      ---------      ---------     ---------      ---------
      Operating income before
         federal income tax expense(1)                       281.7          230.7          152.9          37.1          702.4
      Net realized losses on investments,
         hedging instruments and hedged
         items                                                  --             --             --         (19.4)         (19.4)
                                                         ---------      ---------      ---------     ---------      ---------
      Income before federal income tax
         expense and cumulative effect of
         adoption of accounting principles               $   281.7      $   230.7      $   152.9     $    17.7      $   683.0
                                                         =========      =========      =========     =========      =========

      Assets as of year end                              $45,422.5      $37,217.3      $ 8,103.3     $ 1,824.2      $92,567.3
                                                         =========      =========      =========     =========      =========

      1999:
      Net investment income                              $   458.9      $   771.2      $   253.1     $    37.6      $ 1,520.8
      Other operating revenue                                511.4          211.9          393.0          66.1        1,182.4
                                                         ---------      ---------      ---------     ---------      ---------
         Total operating revenue (1)                         970.3          983.1          646.1         103.7        2,703.2
                                                         ---------      ---------      ---------     ---------      ---------
      Interest credited to policyholder
         account balances                                    384.9          580.9          130.5            --        1,096.3
      Amortization of deferred policy
         acquisition costs                                   170.9           41.6           60.1            --          272.6
      Other benefits and expenses                            155.3          142.8          334.7          83.4          716.2
                                                         ---------      ---------      ---------     ---------      ---------
         Total benefits and expenses                         711.1          765.3          525.3          83.4        2,085.1
                                                         ---------      ---------      ---------     ---------      ---------
      Operating income before
         federal income tax expense (1)                      259.2          217.8          120.8          20.3          618.1
      Net realized losses on investments,
         hedging instruments and hedged
         items                                                  --             --             --         (11.6)         (11.6)
                                                         ---------      ---------      ---------     ---------      ---------
      Income before federal income tax
         expense and cumulative effect of
         adoption of accounting principles               $   259.2      $   217.8      $   120.8     $     8.7      $   606.5
                                                         =========      =========      =========     =========      =========

      Assets as of year end                              $45,667.8      $39,045.1      $ 6,616.7     $ 1,346.3      $92,675.9
                                                         =========      =========      =========     =========      =========

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

                                                                      SCHEDULE I

               NATIONWIDE LIFE INSURANCE COMPANY AND SUBSIDIARIES

                      CONSOLIDATED SUMMARY OF INVESTMENTS -
                    OTHER THAN INVESTMENTS IN RELATED PARTIES
                                  (in millions)

                             As of December 31, 2001

                              Column A                                     Column B           Column C           Column D
---------------------------------------------------------------------   ---------------    ---------------   ------------------
                                                                                                                 Amount at
                                                                                                                which shown
                                                                                                                  in the
                                                                                               Market          consolidated
                         Type of Investment                                  Cost              value           balance sheet
---------------------------------------------------------------------   ---------------    ---------------   ------------------
Fixed maturity securities available-for-sale:
   Bonds:
      U.S. Government and government agencies and authorities            $    2,275.5       $    2,362.2       $   2,362.2
      States, municipalities and political subdivisions                           7.6                7.9               7.9
      Foreign governments                                                        41.8               44.4              44.4
      Public utilities                                                        1,205.2            1,219.3           1,219.3
      All other corporate                                                    14,431.5           14,737.0          14,737.0
                                                                         ------------       ------------       -----------
          Total fixed maturity securities available-for-sale                 17,961.6           18,370.8          18,370.8
                                                                         ------------       ------------       -----------

Equity securities available-for-sale:
   Common stocks:
      Industrial, miscellaneous and all other                                    83.0               94.0              94.0
   Non-redeemable preferred stock                                                  --                 --                --
                                                                         ------------       ------------       -----------
          Total equity securities available-for-sale                             83.0               94.0              94.0
                                                                         ------------       ------------       -----------

Mortgage loans on real estate, net                                            7,131.0                              7,113.1 (1)
Real estate, net:
   Investment properties                                                        138.0                                116.7 (2), (4)
   Acquired in satisfaction of debt                                              23.7                                 22.3 (2)
Policy loans                                                                    591.1                                591.1
Other long-term investments                                                      90.6                                 86.7 (3), (5)
Short-term investments, including amounts managed by a related party          1,011.3                              1,011.3
                                                                         ------------                          -----------
          Total investments                                                $ 27,030.3                           $ 27,406.0
                                                                         ============                          ===========

----------
(1) Difference from Column B is primarily due to valuation allowances due to impairments on mortgage loans on real estate (see note 3 to the consolidated financial statements), hedges and commitment hedges on mortgage loans on real estate.
(2) Difference from Column B primarily results from adjustments for accumulated depreciation.
(3) Difference from Column B is primarily due to operating gains and/or losses of investments in limited partnerships.
(4) Amount shown does not agree to the consolidated balance sheet due to an unconsolidated related party limited partnership investment in the amount of $33.0 million.
(5) Amount shown does not agree to the consolidated balance sheet due to unconsolidated related party investments in the amount of $38.3 million.

See accompanying independent auditors' report.

                                                                    SCHEDULE III

               NATIONWIDE LIFE INSURANCE COMPANY AND SUBSIDIARIES

                       SUPPLEMENTARY INSURANCE INFORMATION
                                  (in millions)

   As of December 31, 2001, 2000 and 1999 and for each of the years then ended

         Column A                   Column B             Column C                Column D               Column E          Column F
-----------------------------   ----------------   ---------------------   --------------------     --------------       -----------
                                    Deferred           Future policy
                                     policy          benefits, losses,                                Other policy
                                  acquisition           claims and               Unearned              claims and          Premium
          Segment                    costs             loss expenses            premiums(1)        benefits payable(1)     revenue
-----------------------------   ----------------   ---------------------   --------------------    -------------------   -----------
2001: Individual Annuity           $  1,946.8           $   8,857.2                                                        $   60.9
      Institutional Products            307.7              11,872.7                                                              --
      Life Insurance                  1,025.2               4,252.3                                                           190.2
      Corporate                         (90.7)                233.8                                                              --
                                   ----------           -----------                                                        --------
         Total                     $  3,189.0           $  25,216.0                                                        $  251.1
                                   ==========           ===========                                                        ========

2000: Individual Annuity           $  1,711.6           $   7,008.8                                                        $   52.7
      Institutional Products            293.7              10,944.0                                                              --
      Life Insurance                    877.8               3,995.6                                                           187.3
      Corporate                         (17.5)                235.2                                                              --
                                   ----------           -----------                                                        --------
         Total                     $  2,865.6           $  22,183.6                                                        $  240.0
                                   ==========           ===========                                                        ========

1999: Individual Annuity           $  1,525.1           $   7,337.8                                                        $   26.8
      Institutional Products            275.2              10,833.4                                                              --
      Life Insurance                    702.9               3,519.9                                                           194.0
      Corporate                          50.9                 170.5                                                              --
                                   ----------           -----------                                                        --------
         Total                     $  2,554.1           $  21,861.6                                                        $  220.8
                                   ==========           ===========                                                        ========

        Column A                    Column G             Column H                Column I               Column J          Column K
-----------------------------   ----------------   ---------------------   --------------------     --------------       -----------
                                                     Benefits, claims,         Amortization              Other
                                 Net investment         losses and          of deferred policy         operating          Premiums
         Segment                    income(2)       settlement expenses     acquisition costs         expenses(2)          written
-----------------------------   ----------------   ---------------------   --------------------     --------------       -----------
2001: Individual Annuity           $    534.7           $     501.8               $ 220.0                $ 137.5
      Institutional Products            847.5                 627.8                  47.6                  170.2
      Life Insurance                    323.3                 389.4                  80.3                  133.7
      Corporate                          19.5                    --                    --                    2.7
                                   ----------           -----------               -------                -------
         Total                     $  1,725.0           $   1,519.0               $ 347.9                $ 444.1
                                   ==========           ===========               =======                =======

2000: Individual Annuity           $    483.2           $     450.4               $ 238.7                $ 138.3
      Institutional Products            827.4                 628.8                  49.2                  170.3
      Life Insurance                    289.2                 344.8                  64.2                  136.7
      Corporate                          55.1                   -                     -                     33.7
                                   ----------           -----------               -------                -------
         Total                     $  1,654.9           $   1,424.0               $ 352.1                $ 479.0
                                   ==========           ===========               =======                =======

1999: Individual Annuity           $    458.9           $     408.7               $ 170.9                $ 131.5
      Institutional Products            771.2                 580.9                  41.6                  142.8
      Life Insurance                    253.1                 317.1                  60.1                  105.7
      Corporate                          37.6                   -                     -                     83.4
                                   ----------           -----------               -------                -------
         Total                     $  1,520.8           $   1,306.7               $ 272.6                $ 463.4
                                   ==========           ===========               =======                =======

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

                                                                     SCHEDULE IV

               NATIONWIDE LIFE INSURANCE COMPANY AND SUBSIDIARIES

                                   REINSURANCE
                                  (in millions)

   As of December 31, 2001, 2000 and 1999 and for each of the years then ended

           Column A                            Column B            Column C          Column D           Column E          Column F
-----------------------------------        --------------        ------------       ----------        ------------      ------------
                                                                                                                         Percentage
                                                                   Ceded to           Assumed                            of amount
                                                 Gross              other           from other            Net             assumed
                                                amount            companies          companies           amount            to net
                                           --------------        ------------       ----------        ------------      ------------
2001:
  Life insurance in force                  $    107,765.8        $   37,331.3          $  17.1        $   70,451.6            0.0%
                                           ==============        ============          =======        ============          =====

  Premiums:
    Life insurance(1)                      $        264.9        $       14.0          $   0.2        $      251.1            0.1%
    Accident and health insurance                   176.4               182.2              5.8                  --            N/A
                                           --------------        ------------          -------        ------------          -----
        Total                              $        441.3        $      196.2          $   6.0        $      251.1            2.4%
                                           ==============        ============          =======        ============          =====

2000:
  Life insurance in force                  $     95,475.2        $   31,101.6          $  16.4        $   64,390.0            0.0%
                                           ==============        ============          =======        ============          =====

  Premiums:
    Life insurance(1)                      $        254.6        $       14.8          $   0.2        $      240.0            0.1%
    Accident and health insurance                   150.8               156.8              6.0                  --            N/A
                                           --------------        ------------          -------        ------------          -----
        Total                              $        405.4        $      171.6          $   6.2        $      240.0            2.6%
                                           ==============        ============          =======        ============          =====

1999:
  Life insurance in force                  $     84,845.3        $   26,296.5          $  14.9        $   58,563.7            0.0%
                                           ==============        ============          =======        ============          =====

  Premiums:
    Life insurance(1)                      $        242.2       $        22.6          $   1.2        $      220.8            0.6%
    Accident and health insurance                   134.9               142.8              7.9                  --            N/A
                                           --------------        ------------          -------        ------------          -----
        Total                              $        377.1        $      165.4          $   9.1        $      220.8            4.2%
                                           ==============        ============          =======        ============          =====

----------
(1) The life insurance caption represents principally premiums from traditional life insurance and life-contingent immediate annuities and excludes deposits on investment products and universal life insurance products.

See accompanying independent auditors' report.

                                                                      SCHEDULE V

               NATIONWIDE LIFE INSURANCE COMPANY AND SUBSIDIARIES

                        VALUATION AND QUALIFYING ACCOUNTS
                                  (in millions)

                  Years ended December 31, 2001, 2000 and 1999

                   Column A                                Column B              Column C                 Column D        Column E
------------------------------------------------------   ------------  ----------------------------   -----------------------------
                                                                          Charged
                                                          Balance at   (credited) to    Charged to                      Balance at
Description                                                beginning     costs and         other                          end of
                                                           of period      expenses       accounts      Deductions(1)      period
------------------------------------------------------   ------------  --------------  ------------   --------------   ------------
2001:
  Valuation allowances - mortgage loans on real estate     $    45.3         $ (1.2)        $  --         $    1.2        $   42.9
  Valuation allowances - real estate                             5.2             --            --              5.2             -
                                                           ---------         ------         -----         --------        -------
      Total                                                $    50.5         $ (1.2)        $  --         $    6.4        $   42.9
                                                           =========         ======         =====         ========        =======

2000:
  Valuation allowances - mortgage loans on real estate     $    44.4         $  4.1         $  --         $    3.2        $   45.3
  Valuation allowances - real estate                             5.5            0.4            --              0.7             5.2
                                                           ---------         ------         -----         --------        -------
      Total                                                $    49.9         $  4.5         $  --         $    3.9        $   50.5
                                                           =========         ======         =====         ========        =======

1999:
  Valuation allowances - fixed maturity securities         $     7.5         $   --         $  --         $    7.5        $    --
  Valuation allowances - mortgage loans on real estate          42.4            0.7           1.3 (2)           --           44.4
  Valuation allowances - real estate                             5.4            0.9            --              0.8            5.5
                                                           ---------         ------         -----         --------        -------
      Total                                                $    55.3         $  1.6         $ 1.3         $    8.3        $  49.9
                                                           =========         ======         =====         ========        =======

----------
(1) Amounts represent direct write-downs charged against the valuation allowance.
(2)   Allowance on acquired mortgage loans.

See accompanying independent auditors' report.