Form 10-Q
period 2002-03-31
NATIONWIDE LIFE INSURANCE CO
filed 2002-05-13
CIK 205695

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                      ------------------------------------


                                    FORM 10-Q

                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2002       COMMISSION FILE NO. 2-28596


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

    All voting stock was held by affiliates of the Registrant on May 3, 2002.

COMMON STOCK (par value $1 per share) - 3,814,779 shares issued and outstanding as of May 3, 2002 (Title of Class)

THE REGISTRANT MEETS THE CONDITIONS SET FORTH IN GENERAL INSTRUCTION H(1)(a) AND
(b) OF FORM 10-Q AND IS THEREFORE FILING THIS FORM WITH THE REDUCED DISCLOSURE FORMAT.

               NATIONWIDE LIFE INSURANCE COMPANY AND SUBSIDIARIES

                                    FORM 10-Q


                                      INDEX


PART I       FINANCIAL INFORMATION

             Item 1      Unaudited Consolidated Financial Statements                              3

             Item 2      Management's Narrative Analysis of the Results of Operations            12

             Item 3      Quantitative and Qualitative Disclosures About Market Risk              25

PART II      OTHER INFORMATION

             Item 1      Legal Proceedings                                                       25

             Item 2      Changes in Securities                                                   26

             Item 3      Defaults Upon Senior Securities                                         26

             Item 4      Submission of Matters to a Vote of Security Holders                     26

             Item 5      Other Information                                                       26

             Item 6      Exhibits and Reports on Form 8-K                                        26

SIGNATURE                                                                                        27

                         PART I - FINANCIAL INFORMATION

ITEM 1 UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

               NATIONWIDE LIFE INSURANCE COMPANY AND SUBSIDIARIES
       (a wholly owned subsidiary of Nationwide Financial Services, Inc.)


                        Consolidated Statements of Income
                                   (Unaudited)
                                  (in millions)


                                                                                                    THREE MONTHS ENDED
                                                                                                        MARCH 31,
                                                                                               -----------------------------
                                                                                                   2002            2001
============================================================================================================================
REVENUES
  Policy charges                                                                                 $  256.5        $  267.7
  Life insurance premiums                                                                            60.7            63.9
  Net investment income                                                                             439.2           422.9
  Net realized losses on investments, hedging instruments and hedged items                           (4.1)           (3.9)
  Other                                                                                               5.2             5.9
----------------------------------------------------------------------------------------------------------------------------
                                                                                                    757.5           756.5
----------------------------------------------------------------------------------------------------------------------------

BENEFITS AND EXPENSES
  Interest credited to policyholder account values                                                  293.9           301.2
  Other benefits and claims                                                                          72.5            65.0
  Policyholder dividends on participating policies                                                   11.7            10.5
  Amortization of deferred policy acquisition costs                                                  83.5            92.9
  Interest expense on debt                                                                            5.7             2.3
  Other operating expenses                                                                          138.2           115.6
----------------------------------------------------------------------------------------------------------------------------
                                                                                                    605.5           587.5
----------------------------------------------------------------------------------------------------------------------------

    Income before federal income tax expense and cumulative effect of adoption
      of accounting principle                                                                       152.0           169.0
Federal income tax expense                                                                           40.4            44.6
----------------------------------------------------------------------------------------------------------------------------
    Income before cumulative effect of adoption of accounting principle                             111.6           124.4
Cumulative effect of adoption of accounting principle, net of tax                                     -              (4.8)
----------------------------------------------------------------------------------------------------------------------------
    Net income                                                                                   $  111.6        $  119.6
============================================================================================================================

See accompanying notes to unaudited consolidated financial statements.

               NATIONWIDE LIFE INSURANCE COMPANY AND SUBSIDIARIES
       (a wholly owned subsidiary of Nationwide Financial Services, Inc.)

                           Consolidated Balance Sheets
                     (in millions, except per share amounts)


                                                                                           (UNAUDITED)
                                                                                            MARCH 31,         DECEMBER 31,
                                                                                               2002               2001
==============================================================================================================================
ASSETS
Investments:
   Securities available-for-sale, at fair value:
      Fixed maturity securities (cost $18,757.8 in 2002; $17,961.6 in 2001)                  $ 19,020.7        $ 18,370.8
      Equity securities (cost $80.7 in 2002; $83.0 in 2001)                                        90.7              94.0
   Mortgage loans on real estate, net                                                           7,222.2           7,113.1
   Real estate, net                                                                               167.8             172.0
   Policy loans                                                                                   598.2             591.1
   Other long-term investments                                                                    118.4             125.0
   Short-term investments, including amounts managed by a related party                           699.5           1,011.3
------------------------------------------------------------------------------------------------------------------------------
                                                                                               27,917.5          27,477.3
------------------------------------------------------------------------------------------------------------------------------

Cash                                                                                               23.0              22.6
Accrued investment income                                                                         316.3             306.7
Deferred policy acquisition costs                                                               3,301.8           3,189.0
Other assets                                                                                      713.5             646.0
Assets held in separate accounts                                                               59,997.8          59,513.0
------------------------------------------------------------------------------------------------------------------------------
                                                                                             $ 92,269.9        $ 91,154.6
==============================================================================================================================

LIABILITIES AND SHAREHOLDER'S EQUITY
Future policy benefits and claims                                                            $ 26,092.1        $ 25,216.0
Short-term debt                                                                                   279.9             100.0
Long-term debt, payable to NFS                                                                    300.0             300.0
Other liabilities                                                                               1,950.2           2,307.9
Liabilities related to separate accounts                                                       59,997.8          59,513.0
------------------------------------------------------------------------------------------------------------------------------
                                                                                               88,620.0          87,436.9
------------------------------------------------------------------------------------------------------------------------------

Shareholder's equity:
  Capital shares, $1 par value.  Authorized 5.0 million shares; 3.8 million shares
    issued and outstanding                                                                          3.8               3.8
  Additional paid-in capital                                                                      571.1             646.1
  Retained earnings                                                                             2,939.7           2,863.1
  Accumulated other comprehensive income                                                          135.3             204.7
------------------------------------------------------------------------------------------------------------------------------
                                                                                                3,649.9           3,717.7
------------------------------------------------------------------------------------------------------------------------------
                                                                                             $ 92,269.9        $ 91,154.6
==============================================================================================================================



See accompanying notes to unaudited consolidated financial statements.

               NATIONWIDE LIFE INSURANCE COMPANY AND SUBSIDIARIES
       (a wholly owned subsidiary of Nationwide Financial Services, Inc.)

                 Consolidated Statements of Shareholder's Equity
                                   (Unaudited)
                   Three Months Ended March 31, 2002 and 2001
                                  (in millions)

                                                                                              ACCUMULATED
                                                             ADDITIONAL                          OTHER             TOTAL
                                                  COMMON      PAID-IN        RETAINED         COMPREHENSIVE     SHAREHOLDER'S
                                                  STOCK       CAPITAL        EARNINGS         INCOME (LOSS)         EQUITY
==============================================================================================================================
Balance as of January 1, 2001                     $  3.8      $  646.1      $ 2,436.3          $   116.7        $  3,202.9

Comprehensive income:
  Net income                                          -            -            119.6                -               119.6
  Net unrealized gains on securities available-
     for-sale arising during the period,
      net of tax                                      -            -              -                111.0             111.0
  Cumulative effect of adoption of accounting
     principle, net of tax                            -            -              -                 (3.6)             (3.6)
  Accumulated net gains on cash flow hedges,
     net of tax                                       -            -              -                  0.7               0.7
                                                                                                             -----------------
Total comprehensive income                                                                                           227.7
------------------------------------------------------------------------------------------------------------------------------
Balance as of March 31, 2001                      $  3.8      $  646.1      $ 2,555.9          $   224.8        $  3,430.6
==============================================================================================================================

BALANCE AS OF JANUARY 1, 2002                     $  3.8      $  646.1      $ 2,863.1          $   204.7        $  3,717.7

Comprehensive income:
  Net income                                          -            -            111.6                -               111.6
  Net unrealized losses on securities available-
     for-sale arising during the period, net of
      tax                                             -            -              -                (75.2)            (75.2)
  Accumulated net gains on cash flow hedges,
     net of tax                                       -            -              -                  5.8               5.8
                                                                                                             -----------------
Total comprehensive income                                                                                            42.2
                                                                                                             -----------------
Return of capital to shareholder                      -          (75.0)           -                  -               (75.0)
Dividend to shareholder                               -            -            (35.0)               -               (35.0)
------------------------------------------------------------------------------------------------------------------------------
BALANCE AS OF MARCH 31, 2002                      $  3.8     $   571.1      $ 2,939.7          $   135.3        $  3,649.9
==============================================================================================================================


See accompanying notes to unaudited consolidated financial statements.

               NATIONWIDE LIFE INSURANCE COMPANY AND SUBSIDIARIES
       (a wholly owned subsidiary of Nationwide Financial Services, Inc.)

                      Consolidated Statements of Cash Flows
                                   (Unaudited)
                   Three Months Ended March 31, 2002 and 2001
                                  (in millions)


                                                                                                  2002              2001
  ============================================================================================================================
  CASH FLOWS FROM OPERATING ACTIVITIES
  Net income                                                                                   $    111.6       $    119.6
  Adjustments to reconcile net income to net cash provided by operating activities:
    Interest credited to policyholder account values                                                293.9            301.2
    Capitalization of deferred policy acquisition costs                                            (164.7)          (198.6)
    Amortization of deferred policy acquisition costs                                                83.5             92.9
    Amortization and depreciation                                                                    (4.6)            (7.5)
    Realized losses on investments, hedging instruments and hedged items                              4.1              3.9
    Cumulative effect of adoption of accounting principle                                             -                7.4
    Increase in accrued investment income                                                            (9.6)           (21.6)
    (Increase) decrease in other assets                                                             (57.2)             0.5
    Increase in policy liabilities                                                                   10.4              5.3
    (Decrease) increase in other liabilities                                                        (11.0)           140.8
    Other, net                                                                                       28.8              0.3
  ----------------------------------------------------------------------------------------------------------------------------
      Net cash provided by operating activities                                                     285.2            444.2
  ----------------------------------------------------------------------------------------------------------------------------

  CASH FLOWS FROM INVESTING ACTIVITIES
  Proceeds from maturity of securities available-for-sale                                         1,201.9            907.2
  Proceeds from sale of securities available-for-sale                                               398.9             33.7
  Proceeds from repayments of mortgage loans on real estate                                         207.4            190.9
  Proceeds from sale of real estate                                                                  16.5              0.1
  Proceeds from repayments of policy loans and sale of other invested assets                         14.7             29.3
  Cost of securities available-for-sale acquired                                                 (2,398.8)        (1,255.4)
  Cost of mortgage loans on real estate acquired                                                   (333.6)          (354.0)
  Cost of real estate acquired                                                                        -               (0.1)
  Short-term investments, net                                                                       311.8           (217.5)
  Collateral received - securities lending, net                                                    (309.2)             -
  Other, net                                                                                        (36.1)            60.8
  ----------------------------------------------------------------------------------------------------------------------------
      Net cash used in investing activities                                                        (926.5)          (605.0)
  ----------------------------------------------------------------------------------------------------------------------------

  CASH FLOWS FROM FINANCING ACTIVITIES
  Net change in short-term debt                                                                     179.9             60.3
  Capital returned to shareholder                                                                   (75.0)             -
  Cash dividend paid to shareholder                                                                 (35.0)             -
  Increase in investment and universal life insurance product account values                      1,616.0          1,281.6
  Decrease in investment and universal life insurance product account values                     (1,044.2)        (1,175.5)
  ----------------------------------------------------------------------------------------------------------------------------
      Net cash provided by financing activities                                                     641.7            166.4
  ----------------------------------------------------------------------------------------------------------------------------

  Net increase in cash                                                                                0.4              5.6

  Cash, beginning of period                                                                          22.6             18.4
  ----------------------------------------------------------------------------------------------------------------------------
  Cash, end of period                                                                         $      23.0      $      24.0
  ============================================================================================================================



See accompanying notes to unaudited consolidated financial statements.

               NATIONWIDE LIFE INSURANCE COMPANY AND SUBSIDIARIES
       (a wholly owned subsidiary of Nationwide Financial Services, Inc.)


              Notes to Unaudited Consolidated Financial Statements
                        Three Months Ended March 31, 2002

(1)      BASIS OF PRESENTATION

         The accompanying unaudited consolidated financial statements of Nationwide Life Insurance Company and subsidiaries (NLIC or collectively, the Company) have been prepared in accordance with accounting principles generally accepted in the United States of America (GAAP), which differ from statutory accounting practices prescribed or permitted by regulatory authorities, for interim financial information and with the instructions to Form 10-Q and
         Article 10 of Regulation S-X. Accordingly, they do not include all information and footnotes required by GAAP for complete financial statements. The financial information included herein reflects all adjustments (all of which are normal and recurring in nature) which are, in the opinion of management, necessary for a fair presentation of financial position and results of operations. Operating results for all periods presented are not necessarily indicative of the results that may be expected for the full year. All significant intercompany balances and transactions have been eliminated. The accompanying unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements and related notes for the year ended December 31, 2001 included in the Company's Annual Report on Form 10-K.

(2)      RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

         In July 2001, the FASB issued Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets (SFAS 142). SFAS 142 applies to all acquired intangible assets whether acquired singularly, as part of a group, or in a business combination. SFAS 142 supersedes APB Opinion No. 17, Intangible Assets (APB 17) and carries forward provisions in APB 17 related to internally developed intangible assets. SFAS 142 changes the accounting for goodwill and intangible assets with indefinite lives from an amortization method to an impairment-only approach.

         The Company adopted SFAS 142 on January 1, 2002. The amortization of goodwill from past business combinations ceased upon adoption of this statement. At the time of adoption, the Company had no unamortized goodwill.

         In October 2001, the FASB issued Statement of Financial Accounting Standards No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets (SFAS 144). SFAS 144 supersedes SFAS 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of, and APB Opinion No. 30, Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions (APB 30). SFAS 144 was adopted by the Company on January 1, 2002 and carries forward many of the provisions of SFAS 121 and APB 30 for recognition and measurement of the impairment of long-lived assets to be held and used, and measurement of long-lived assets to be disposed of by sale. Under SFAS 144, if a long-lived asset is part of a group that includes other assets and liabilities, then the provisions of SFAS 144 apply to the entire group. In addition, SFAS 144 does not apply to goodwill and other intangible assets that are not amortized. The adoption of SFAS 144 did not have a material impact on the results of operations or financial position of the Company.

               NATIONWIDE LIFE INSURANCE COMPANY AND SUBSIDIARIES
       (a wholly owned subsidiary of Nationwide Financial Services, Inc.)

         Notes to Unaudited Consolidated Financial Statements, Continued

(3)      COMPREHENSIVE INCOME (LOSS)

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

                                                                                            THREE MONTHS ENDED
                                                                                                MARCH 31,
                                                                                      -------------------------------
           (in millions)                                                                   2002            2001
           ==========================================================================================================
           Unrealized (losses) gains on securities available-for-sale arising during the period:
                Gross                                                                 $    (152.5)    $     231.7
                Adjustment to deferred policy acquisition costs                              31.6           (65.1)
                Related federal income tax benefit (expense)                                 42.3           (58.3)
           ----------------------------------------------------------------------------------------------------------
                     Net                                                                    (78.6)          108.3
           ----------------------------------------------------------------------------------------------------------
           Reclassification adjustment for net losses on securities
              available-for-sale realized during the period:
                Gross                                                                         5.2             4.2
                Related federal income tax benefit                                           (1.8)           (1.5)
           ----------------------------------------------------------------------------------------------------------
                     Net                                                                      3.4             2.7
           ----------------------------------------------------------------------------------------------------------
           Other comprehensive (loss) income on securities available-for-sale               (75.2)          111.0
           ----------------------------------------------------------------------------------------------------------
           Accumulated net gain on cash flow hedges:
                 Gross                                                                        9.0             1.1
                 Related federal income tax expense                                          (3.2)           (0.4)
           ----------------------------------------------------------------------------------------------------------
                      Other comprehensive income on cash flow hedges                          5.8             0.7
           ----------------------------------------------------------------------------------------------------------
           Accumulated net loss on transition adjustment:
                 Transition adjustment - SFAS 133                                             -              (5.6)
                 Related federal income tax benefit                                           -               2.0
           ----------------------------------------------------------------------------------------------------------
                      Other comprehensive loss on transition adjustment                       -              (3.6)
           ----------------------------------------------------------------------------------------------------------
           Total other comprehensive (loss) income                                    $     (69.4)    $     108.1
           ==========================================================================================================

         Reclassification adjustments for net realized gains and losses on the ineffective portion of cash flow hedges were immaterial during the first three months of 2002 and 2001 and, therefore, are not reflected in the table above.

(4)      SECURITIZATION TRANSACTION

         During the first quarter of 2002, the Company sold a credit enhanced equity interest in a Low Income Housing Tax Credit Fund (Fund) to a third party for $55.3 million. The Company recognized $3.1 million of structuring fee income related to this transaction. Additionally, $1.6 million of net proceeds are being held as a stabilization reserve for certain properties that are not currently generating the underlying tax credits. This amount will be evaluated regularly and will be recognized in income if and when the properties begin generating tax credits and the related cash flow projections no longer require such reserves. As part of this transaction, the Company has provided a cumulative guaranteed 5.25% return to the third party investor as it relates to the tax credit flows over the life of the transaction. The Company does not anticipate making any payments related to the guarantee provision provided by this transaction.

               NATIONWIDE LIFE INSURANCE COMPANY AND SUBSIDIARIES
       (a wholly owned subsidiary of Nationwide Financial Services, Inc.)

         Notes to Unaudited Consolidated Financial Statements, Continued

(5)      SEGMENT DISCLOSURES

         The Company uses differences in products as the basis for defining its reportable segments. The Company reports three product segments:
         Individual Annuity, Institutional Products and Life Insurance.

         The Individual Annuity segment consists of individual The BEST of AMERICA(R) and private label deferred variable annuity products, deferred fixed annuity products and income products. Individual deferred annuity contracts provide the customer with tax-deferred accumulation of savings and flexible payout options including lump sum, systematic withdrawal or a stream of payments for life. In addition, variable annuity contracts provide the customer with access to a wide range of investment options and asset protection in the event of an untimely death, while fixed annuity contracts generate a return for the customer at specified interest rates fixed for prescribed periods.

         The Institutional Products segment is comprised of the Company's private and public sector group retirement plans and medium-term note program. The private sector includes the 401(k) business generated through fixed and variable annuities. The public sector includes the Internal Revenue Code (IRC) Section 457 business in the form of fixed and variable annuities.

         The Life Insurance segment consists of investment life products, including both individual variable life and corporate-owned life insurance (COLI) products, traditional life insurance products and universal life insurance. Life insurance products provide a death benefit and generally also allow the customer to build cash value on a tax-advantaged basis.

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

         The following table summarizes the financial results of the Company's business segments for the three months ended March 31, 2002 and 2001.

                                                Individual    Institutional        Life
         (in millions)                           Annuity         Products       Insurance       Corporate        Total
         ===================================================================================================================
         2002
         Net investment income                $      151.4    $      196.4    $       80.0    $       11.4   $      439.2
         Other operating revenue                     132.5            50.0           134.8             5.1          322.4
         -------------------------------------------------------------------------------------------------------------------
            Total operating revenue(1)               283.9           246.4           214.8            16.5          761.6
         -------------------------------------------------------------------------------------------------------------------
         Interest credited to policyholder
             account values                          115.0           133.2            45.7             -            293.9
         Amortization of deferred policy
             acquisition costs                        52.4            10.2            20.9             -             83.5
         Interest expense on debt                      -               -               -               5.7            5.7
         Other benefits and expenses                  61.7            49.7           107.5             3.5          222.4
         -------------------------------------------------------------------------------------------------------------------
            Total benefits and expenses              229.1           193.1           174.1             9.2          605.5
         -------------------------------------------------------------------------------------------------------------------
         Operating income before federal
            income tax expense(1)                     54.8            53.3            40.7             7.3          156.1
         Net realized losses on investments,
            hedging instruments and hedged
            items                                      -               -               -              (4.1)          (4.1)
         -------------------------------------------------------------------------------------------------------------------
         Income before federal income tax
            expense and cumulative effect of
            adoption of accounting principle  $       54.8    $       53.3    $       40.7    $        3.2   $      152.0
         ===================================================================================================================

         Assets as of period end              $   44,748.5    $   34,220.2    $    9,582.9    $    3,718.3   $   92,269.9
         ===================================================================================================================

               NATIONWIDE LIFE INSURANCE COMPANY AND SUBSIDIARIES
       (a wholly owned subsidiary of Nationwide Financial Services, Inc.)

         Notes to Unaudited Consolidated Financial Statements, Continued

                                                Individual    Institutional        Life
         (in millions)                           Annuity         Products       Insurance       Corporate        Total
         ===================================================================================================================

         2001
         Net investment income                   $   124.4       $   211.7        $   79.9        $    6.9      $   422.9
         Other operating revenue                     144.0            57.0           130.6             5.9          337.5
         -------------------------------------------------------------------------------------------------------------------
            Total operating revenue(1)               268.4           268.7           210.5            12.8          760.4
         -------------------------------------------------------------------------------------------------------------------
         Interest credited to policyholder
             account value                           100.3           158.1            42.8             -            301.2
         Amortization of deferred policy
             acquisition costs                        56.4            12.8            23.7             -             92.9
         Interest expense on debt                      -               -               -               2.3            2.3
         Other benefits and expenses                  49.2            42.7            94.3             4.9          191.1
         -------------------------------------------------------------------------------------------------------------------
            Total benefits and expenses              205.9           213.6           160.8             7.2          587.5
         -------------------------------------------------------------------------------------------------------------------
         Operating income before federal
            income tax expense(1)                     62.5            55.1            49.7             5.6          172.9
         Net realized losses on investments,
            hedging instruments and hedged
            items                                      -               -               -              (3.9)          (3.9)
         -------------------------------------------------------------------------------------------------------------------
         Income before federal income tax
            expense and cumulative effect of
            adoption of accounting principle     $    62.5       $    55.1        $   49.7        $    1.7      $   169.0
         ===================================================================================================================

         Assets as of period end                 $41,748.1       $34,062.1        $8,285.1        $2,350.1      $86,445.4
         ===================================================================================================================

        ----------

        (1) Excludes net realized gains and losses on investments, hedging instruments and hedged items.

(6)      CONTINGENCIES

         On October 29, 1998, the Company was named in a lawsuit filed in Ohio state court related to the sale of deferred annuity products for use as investments in tax-deferred contributory retirement plans (Mercedes Castillo v. Nationwide Financial Services, Inc., Nationwide Life Insurance Company and Nationwide Life and Annuity Insurance Company). On May 3, 1999, the complaint was amended to, among other things, add Marcus Shore as a second plaintiff. The amended complaint is brought as a class action on behalf of all persons who purchased individual deferred annuity contracts or participated in group annuity contracts sold by the Company and the other named Company affiliates which were used to fund certain tax-deferred retirement plans. The amended complaint seeks unspecified compensatory and punitive damages. On June 11, 1999, the Company and the other named defendants filed a motion to dismiss the amended complaint. On March 8, 2000, the court denied the motion to dismiss the amended complaint filed by the Company and the other named defendants. On January 25, 2002, the plaintiffs filed a motion for leave to amend their complaint to add three new named plaintiffs. On February 9, 2002, the plaintiffs filed a motion for class certification, which has not been certified. The Company is opposing this motion. On February 9, 2002, Marcus Shore withdrew as a named plaintiff in the lawsuit. On April 16, 2002 the Company filed a motion for summary judgement on the individual claims of plaintiff Mercedes Castillo. The Company intends to defend this lawsuit vigorously.

               NATIONWIDE LIFE INSURANCE COMPANY AND SUBSIDIARIES
       (a wholly owned subsidiary of Nationwide Financial Services, Inc.)

         Notes to Unaudited Consolidated Financial Statements, Continued

         On August 15, 2001, the Company was named in a lawsuit filed in Connecticut federal court titled Lou Haddock, as trustee of the Flyte Tool & Die, Incorporated Deferred Compensation Plan, et al v. Nationwide Financial Services, Inc. and Nationwide Life Insurance Company. On September 5, 2001, the plaintiffs amended their complaint to include class action allegations. The plaintiffs seek to represent a class of plan trustees who purchased variable annuities to fund qualified ERISA retirement plans. The amended complaint alleges that the retirement plans purchased variable annuity contracts from the Company which invested in mutual funds that were offered by separate mutual fund companies; that the Company was a fiduciary under ERISA and that the Company breached its fiduciary duty when it accepted certain fees from the mutual fund companies that purportedly were never disclosed by the Company; and that the Company violated ERISA by replacing many of the mutual funds originally included in the plaintiffs' annuities with "inferior" funds because the new funds purportedly paid more in revenue sharing. The amended complaint seeks disgourgement of fees by the Company and other unspecified compensatory damages, declaratory and injunctive relief and attorney fees. On November 15, 2001, the Company filed a motion to dismiss the amended complaint, which has not been decided. On December 3, 2001, the plaintiffs filed a motion for class certification. On January 15, 2002, the plaintiffs filed a response to the Company's motion to dismiss the amended complaint. On February 22, 2002, the Company filed a reply memorandum in support of its motion to dismiss. On March 12, 2002, the plaintiffs filed a response to the Company's reply memorandum. On March 19, 2002, the Company filed a supplemental memorandum in support of its motion to dismiss. The class has not been certified. The Company intends to defend this lawsuit vigorously.

         There can be no assurance that any such litigation will not have a material adverse effect on the Company in the future.

(7)      RELATED PARTY TRANSACTIONS

         The Company has entered into significant, recurring transactions and agreements with Nationwide Mutual Insurance Company (NMIC) and other affiliates as a part of its ongoing operations. The nature of the transactions and agreements includes: annuity and life insurance contracts, a tax sharing agreement, reinsurance agreements, cost sharing agreements, administration services, marketing agreements, office space leases, intercompany repurchase agreements and cash management services. The transactions and agreements are described more fully in note 13 to the consolidated financial statements included in the Company's 2001 Annual Report on Form 10-K. During the first quarter of 2002, NLIC paid a dividend of $35.0 million and a dividend in the form of return of capital of $75.0 million to NFS. During 2002, there have been no other material changes to the nature and terms of these transactions and agreements.

ITEM 2        MANAGEMENT'S NARRATIVE ANALYSIS OF THE RESULTS OF OPERATIONS

              INTRODUCTION

              The following analysis of unaudited consolidated results of operations of the Company should be read in conjunction with the unaudited consolidated financial statements and related notes included elsewhere herein.

              Management's discussion and analysis contains certain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 with respect to the results of operations and businesses of the Company. These forward-looking statements involve certain risks and uncertainties. Factors that may cause actual results to differ materially from those contemplated or projected, forecast, estimated or budgeted in such forward-looking statements include, among others, the following possibilities: (i) the potential impact on the Company's reported net income that could result from the adoption of certain accounting standards issued by the Financial Accounting Standards Board; (ii) tax law changes impacting the tax treatment of life insurance and investment products; (iii) the repeal of federal estate tax; (iv) heightened competition, including specifically the intensification of price competition, the entry of new competitors and the development of new products by new and existing competitors; (v) adverse state and federal legislation and regulation, including limitations on premium levels, increases in minimum capital and reserves, and other financial viability requirements; (vi) failure to expand distribution channels in order to obtain new customers or failure to retain existing customers; (vii) inability to carry out marketing and sales plans, including, among others, development of new products and/or changes to certain existing products and acceptance of the new and/or revised products in the market;
              (viii) changes in interest rates and the capital markets causing a reduction of investment income and/or asset fees, reduction in the value of the Company's investment portfolio or a reduction in the demand for the Company's products; (ix) general economic and business conditions which are less favorable than expected; (x) competitive, regulatory or tax changes that affect the cost of, or demand for the Company's products; (xi) unanticipated changes in industry trends and ratings assigned by nationally recognized rating organizations; and (xii) inaccuracies in assumptions regarding future persistency, mortality, morbidity and interest rates used in calculating reserve amounts.

              CRITICAL ACCOUNTING POLICIES AND RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

              In preparing the unaudited consolidated financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosures of contingent assets and liabilities as of the date of the unaudited consolidated financial statements and the reported amounts of revenues and expenses for the reporting period. Actual results could differ significantly from those estimates.

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

              Significant changes in the factors the Company considers when evaluating investments for impairment losses could result in a significant change in impairment losses reported in the unaudited consolidated financial statements.

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

              The valuation allowance account for mortgage loans on real estate is maintained at a level believed adequate by the Company to absorb estimated credit losses. The Company's periodic evaluation of the adequacy of the allowance for losses is based on past loan loss experience, known and inherent risks in the portfolio, adverse situations that may affect the borrower's ability to repay, the estimated value of the underlying collateral, composition of the loan portfolio, current economic conditions and other relevant factors. Significant changes in the factors the Company considers in determining the valuation allowance on mortgage loans on real estate could result in a significant change in the provision for valuation allowance reported in the unaudited consolidated financial statements.

              Deferred Policy Acquisition Costs for Investment Products and Universal Life Insurance Products

              The costs of acquiring new and renewal business, principally commissions, certain expenses of the policy issue and underwriting department and certain variable sales expenses that relate to and vary with the production of new or renewal business have been deferred. Deferred policy acquisition costs (DAC) are subject to recoverability testing at the time of policy issuance and loss recognition testing at the end of each accounting period.

              For investment products and universal life insurance products, deferred policy acquisition costs are being amortized with interest over the lives of the policies in relation to the present value of estimated future gross profits from projected interest spreads, asset fees, cost of insurance, policy administration and surrender charges. For years in which gross profits are negative, deferred policy acquisition costs are amortized based on the present value of gross revenues. The Company regularly reviews the estimated future gross profits and revises such estimates when appropriate. The cumulative change in amortization as a result of changes in estimates to reflect current best estimates is recorded as a charge or credit to amortization expense. The most significant assumptions that are involved in the estimation of future gross profits include future investment performance and surrender/lapse rates. In the event actual experience differs significantly from assumptions or assumptions are significantly revised, the Company may be required to record a significant charge or credit to amortization expense. Deferred policy acquisition costs are adjusted to reflect the impact of unrealized gains and losses on fixed maturity securities available-for-sale.

              Federal Income Taxes

              The Company provides for federal income taxes based on amounts the Company believes it will ultimately owe. Inherent in the provision for federal income taxes are estimates regarding the deductibility of certain expenses and the realization of certain tax credits. In the event the ultimate deductibility of certain expenses or the realization of certain tax credits differ from estimates, the Company may be required to significantly change the provision for federal income taxes recorded in the unaudited consolidated financial statements.

              Recently Issued Accounting Pronouncements

              See note 2 to the unaudited consolidated financial statements for a discussion of recently issued accounting pronouncements.

              RESULTS OF OPERATIONS

              Revenues

              Total operating revenues, which excludes net realized gains and losses on investments, hedging instruments and hedged items, for the first quarter of 2002 increased to $761.6 million compared to $760.4 million for the same period in 2001.

              Policy charges include asset fees, which are primarily earned from separate account values generated from sales of individual and group variable annuities and investment life insurance products; cost of insurance charges earned on universal life insurance products; administration fees, which include fees charged per contract on a variety of the Company's products and premium loads on universal life insurance products; and surrender fees, which are charged as a percentage of premiums withdrawn during a specified period for annuity and certain life insurance contracts.

              Policy charges for the first quarter of 2002 and 2001 were as follows:

                                                                                               THREE MONTHS ENDED
                                                                                                   MARCH 31,
                                                                                         -------------------------------
              (in millions)                                                                   2002            2001
              ==========================================================================================================
              Asset fees                                                                 $    147.1      $    159.5
              Cost of insurance charges                                                        55.3            46.6
              Administrative fees                                                              37.7            41.3
              Surrender fees                                                                   16.4            20.3
              ----------------------------------------------------------------------------------------------------------
                 Total policy charges                                                    $    256.5      $    267.7
              ==========================================================================================================

              The decline in asset fees reflects a decrease in total average separate account values of $2.52 billion (4%) in first quarter 2002 compared to a year ago. Market depreciation on investment options underlying variable annuity and investment life insurance products as a result of the sharp declines in the equity markets, partially offset by net flows into these products, resulted in the decrease in average separate account values.

              Cost of insurance charges are assessed on the net amount at risk on universal life insurance policies. The net amount at risk is equal to a policy's death benefit minus the related policyholder account value. The amount charged is based on the insured's age and other underwriting factors. The increase in cost of insurance charges is due primarily to growth in the net amount at risk as a result of new sales of corporate and individual investment life insurance products and favorable persistency of in-force business. The net amount at risk related to corporate and individual investment life insurance grew to $34.35 billion as of March 31, 2002 compared to $29.85 billion a year ago.

              The decline in administrative fees in first quarter 2002 compared to first quarter 2001 is primarily attributable to lower premium loads due to a decline in life insurance premiums.

              Net investment income includes the investment income earned on investments supporting fixed annuities and certain life insurance products as well as invested assets not allocated to product segments, net of related investment expenses. Net investment income grew from $422.9 million in the first quarter of 2001 to $439.2 million in the first quarter of 2002. The increase in net investment income was primarily due to increased invested assets to support growth in individual fixed annuity, the medium-term note program and life insurance policy reserves, partially offset by lower yields due to declining market interest rates. General account assets supporting insurance products are closely correlated to the underlying reserves on these products. General account reserves grew by $3.49 billion to $26.09 billion as of the end of first quarter 2002 compared to $22.60 billion a year ago.

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

              Net realized gains on investments, hedging instruments and hedged items totaled $0.4 million in first quarter 2002 compared to $0.1 million in the same period a year ago. Also during first quarter 2002, the Company recorded realized losses related to other-than-temporary impairments on securities available-for-sale of $4.5 million compared to $4.0 million a year ago.

              Benefits and Expenses

              Interest credited to policyholder account values totaled $293.9 million in first quarter 2002 compared to $301.2 million in first quarter 2001 and principally relates to fixed annuities, both individual and institutional, funding agreements backing the Company's medium-term note program and certain life insurance products. The decline in interest credited reflects lower crediting rates in the Individual Annuity and Institutional Products segments, partially offset by an increase in average assets.

              Amortization of DAC declined to $83.5 million in the first quarter of 2002 compared to $92.9 million in the first quarter of 2001. The majority of the Company's DAC is related to individual deferred annuities and variable universal life products where DAC is amortized in proportion to estimated gross profits. The decline in amortization expense is primarily attributable to lower gross profits from individual variable annuities, which have been adversely impacted by lower equity markets.

              Operating expenses increased 20% to $138.2 million in the first quarter of 2002 compared to $115.6 million in the first quarter of 2001. The increase reflects a growing customer base and spending on projects focused on improving producer and customer service and increasing sales.

              Federal income tax expense was $40.4 million and $42.0 million for the first quarter of 2002 and 2001, respectively. These amounts represent effective tax rates of 26.6% for the first quarter of 2002 and 26.0% in 2001. A decrease in foreign tax credits was the primary driver of the increase in the effective rate in 2002.

              Other Data

              The Company analyzes operating performance using a non-GAAP measure called net operating income. The Company calculates net operating income by adjusting net income to exclude all net realized gains and losses on investments, hedging instruments and hedged items, net of tax, and cumulative effect of adoption of accounting principle, net of tax. Net operating income or similar measures are commonly used in the insurance industry as a measure of ongoing earnings performance.

              The excluded items are important in understanding the Company's overall results of operations. Net operating income should not be viewed as a substitute for net income determined in accordance with GAAP, and it should be noted that the Company's definition of net operating income may differ from that used by other companies. However, the Company believes that the presentation of net operating income as it is measured for management purposes enhances the understanding of the Company's results of operations by highlighting the results from ongoing operations and the underlying profitability factors of the Company's business. The Company excludes net realized gains and losses on investments, hedging instruments and hedged items, net of tax, from net operating income because such items are often the result of a single non-recurring event which may or may not be at the Company's discretion. Including the fluctuating effects of these transactions could distort trends in the underlying profitability of the Company's business. The Company also excludes the cumulative effect of adoption of accounting principle, net of tax, from net operating income as such adjustments are not reflective of the underlying operations of the Company's business.

              The following table reconciles the Company's reported net income to net operating income for the first quarter of 2002 and 2001.

                                                                                               THREE MONTHS ENDED
                                                                                                   MARCH 31,
                                                                                         -------------------------------
              (in millions)                                                                   2002            2001
              ==========================================================================================================
              Net income                                                                 $     111.6     $     119.6
              Net realized losses on investments, hedging instruments and hedged items,
                  net of tax                                                                     2.7             2.5
              Cumulative effect of adoption of accounting principle, net of tax                  -               4.8
              ----------------------------------------------------------------------------------------------------------
                Net operating income                                                     $     114.3     $     126.9
              ==========================================================================================================

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

              Sales by product and segment for the first quarter of 2002 and 2001 are summarized as follows.

              (in millions)                                                              2002          2001
              ================================================================================================
              The BEST of AMERICA products                                              $  876.7      $1,025.6
              Private label annuities                                                      221.0         221.5
              Other                                                                         --             2.5
              --------------------------------------------------------------------------------------------------
                Total individual variable annuity sales                                  1,097.7       1,249.6
              --------------------------------------------------------------------------------------------------

              Deferred fixed annuities                                                     514.5         316.2
              Income products                                                               25.5          39.1
              --------------------------------------------------------------------------------------------------
                Total individual fixed annuity sales                                       540.0         355.3
              --------------------------------------------------------------------------------------------------
                  Total individual annuity sales                                        $1,637.7      $1,604.9
              ================================================================================================

              The BEST of AMERICA products                                              $  790.6      $  938.0

              Other                                                                         10.5          13.9
              --------------------------------------------------------------------------------------------------
                Total private sector pension plan sales                                    801.1         951.9
              --------------------------------------------------------------------------------------------------

                Total public sector pension plan sales - IRC Section 457 annuities         334.8         402.1
              --------------------------------------------------------------------------------------------------
                   Total institutional products sales                                   $1,135.9      $1,354.0
              ================================================================================================

              The BEST of AMERICA variable life series                                  $  126.6      $  140.6
              Corporate-owned life insurance                                               314.6         377.8
              Traditional/Universal life insurance                                          59.8          58.8
              --------------------------------------------------------------------------------------------------
                Total life insurance sales                                              $  501.0      $  577.2
              ================================================================================================

              The Company sells its products through a diverse distribution network. Unaffiliated entities that sell the Company's products to their own customer base include independent broker/dealers, wirehouse and regional firms, financial institutions, pension plan administrators and life insurance specialists. Representatives of an affiliate who market products directly to a customer base include Nationwide Retirement Solutions. The Company also distributes retirement savings products through the agency distribution force of its ultimate parent company, NMIC.

              Sales by distribution channel for the first quarter of 2002 and 2001, are summarized as follows:

              (in millions)                                                                   2002            2001
              ==========================================================================================================
              Independent broker/dealers                                                 $    1,023.1    $    1,192.7
              Financial institutions                                                            744.7           722.4
              Wirehouse and regional firms                                                      467.4           339.3
              Nationwide Retirement Solutions                                                   342.3           432.3
              Life insurance specialists                                                        314.6           377.8
              Pension plan administrators                                                       222.0           302.8
              Nationwide agents                                                                 160.5           168.8
              ----------------------------------------------------------------------------------------------------------
                Total                                                                    $    3,274.6    $    3,536.1
              ==========================================================================================================

              The decline in sales in the independent broker/dealer channel reflects primarily lower demand for variable annuities due to declining and volatile equity markets. Also contributing to the decline were lower private sector group pension sales due to decreases in the average take-over case size reflecting the depressed equity markets and number of new plans sold in light of the economic slowdown.

              Sales through wirehouse and regional firms increased 38% in the first quarter of 2002 to $467.4 million compared to sales of $339.3 million in first quarter 2001 due primarily to the Company's growing relationships with Waddell & Reed Financial, Inc. and other firms.

              Sales through pension plan administrators dropped 27% in first quarter 2002 over the same period a year ago. As the Company's private sector pension business model continues to evolve, direct production through this channel is not expected to grow, with more new business opportunities being created in conjunction or partnership with the independent broker/dealer, wirehouse and bank relationships.

              BUSINESS SEGMENTS

              The Company reports three product segments: Individual Annuity, Institutional Products and Life Insurance. In addition, the Company reports certain other revenues and expenses in a Corporate segment.

              The following table summarizes operating income before federal income tax expense for the Company's business segments for the first quarter of 2002 and 2001.

                                                                                               THREE MONTHS ENDED
                                                                                                   MARCH 31,
                                                                                         -----------------------------
              (in millions)                                                                   2002            2001
              ========================================================================================================
              Individual Annuity                                                             $ 54.8         $ 62.5
              Institutional Products                                                           53.3           55.1
              Life Insurance                                                                   40.7           49.7
              Corporate(1)                                                                      7.3            5.6
              --------------------------------------------------------------------------------------------------------
                Operating income before federal income tax expense(1)                        $156.1         $172.9
              ========================================================================================================

              ----------

              (1) Excludes net realized gains and losses on investments, hedging instruments and hedged items.

              Individual Annuity

              The Individual Annuity segment consists of individual The BEST of AMERICA and private label deferred variable annuity products, deferred fixed annuity products and income products. Individual deferred annuity contracts provide the customer with tax-deferred accumulation of savings and flexible payout options including lump sum, systematic withdrawal or a stream of payments for life. In addition, variable annuity contracts provide the customer with access to a wide range of investment options and asset protection in the event of an untimely death, while fixed annuity contracts generate a return for the customer at specified interest rates fixed for prescribed periods.

              The following table summarizes certain selected financial data for the Company's Individual Annuity segment for the periods indicated.

                                                                                                 THREE MONTHS ENDED
                                                                                                     MARCH 31,
                                                                                           -----------------------------
              (in millions)                                                                     2002            2001
              ==========================================================================================================
              INCOME STATEMENT DATA
              Revenues:
                Policy charges                                                                $   119.3       $   128.0
                Net investment income                                                             151.4           124.4
                Premiums on immediate annuities                                                    13.2            16.0
              ----------------------------------------------------------------------------------------------------------
                                                                                                  283.9           268.4
              ----------------------------------------------------------------------------------------------------------

              Benefits and expenses:
                Interest credited to policyholder account values                                  115.0           100.3
                Other benefits                                                                     16.3            15.7
                Amortization of deferred policy acquisition costs                                  52.4            56.4
                Other operating expenses                                                           45.4            33.5
              ----------------------------------------------------------------------------------------------------------
                                                                                                  229.1           205.9
              ----------------------------------------------------------------------------------------------------------
              Operating income before federal income tax expense                              $    54.8       $    62.5
              ==========================================================================================================

              OTHER DATA
              Sales:
                Individual variable annuities                                                 $ 1,097.7       $ 1,249.6
                Individual fixed annuities                                                        540.0           355.3
              ----------------------------------------------------------------------------------------------------------
                 Total individual annuity sales                                               $ 1,637.7       $ 1,604.9
              ==========================================================================================================

              Average account values:
                General account                                                               $ 8,937.9       $ 6,914.4
                Separate account                                                               33,239.9        35,225.4
              ----------------------------------------------------------------------------------------------------------
                  Total average account values                                                $42,177.8       $42,139.8
              ==========================================================================================================

              Account values as of period end:
                Individual variable annuities                                                 $36,343.6       $35,625.0
                Individual fixed annuities                                                      6,234.5         4,223.7
              ----------------------------------------------------------------------------------------------------------
                 Total account values                                                         $42,578.1       $39,848.7
              ==========================================================================================================

              Return on average allocated capital                                                  11.3%           16.6%
              Pre-tax operating income to average account values                                   0.52%           0.59%
              ----------------------------------------------------------------------------------------------------------

              Pre-tax operating earnings totaled $54.8 million in first quarter 2002, down 12% compared to first quarter 2001 earnings of $62.5 million. An increase in interest spread income was offset by lower asset and surrender fees and higher operating expenses.

              Asset fees decreased to $101.8 million in the first quarter of 2002, down 6% from $108.2 million in the same period a year ago. Asset fees are calculated daily and charged as a percentage of separate account values. The fluctuations in asset fees are primarily due to changes in the market value of investment options underlying the account values, which have followed the general trends of the equity markets. Average separate account values decreased 6% to $33.24 billion as of March 31, 2002 compared to $35.23 billion a year ago.

              Surrender fees decreased by $3.3 million to $11.9 million in the first quarter of 2002. Lower surrender fees in first quarter 2002 were driven by the successful implementation of customer retention programs on the individual variable annuity business.

              Operating expenses were $45.4 million in first quarter 2002, an increase of 36% over first quarter 2001. The increase in general operating expenses compared to a year ago is the result of a growing customer base and projects focused on improving producer and customer service and increasing sales.

               Interest spread income is net investment income less interest credited to policyholder account values. Interest spread income can vary depending on crediting rates offered by the Company, performance of the investment portfolio, including the rate of prepayments, changes in market interest rates, the competitive environment and other factors.

               The following table depicts the interest spread on average general values for the periods indicated.

                                                                                                THREE MONTHS ENDED
                                                                                                     MARCH 31,
                                                                                         -------------------------------
                                                                                              2002            2001
              ==========================================================================================================
              Net investment income                                                             7.24%           7.90%
              Interest credited                                                                 5.15            5.80
              ----------------------------------------------------------------------------------------------------------
                   Interest spread on average general account values                            2.09%           2.10%
              ==========================================================================================================

               Although interest spread on average general account values was down slightly compared to a year ago (209 basis points in the current quarter versus 210 basis points a year ago), spread income on general account values grew $10.6 million, driven by strong net flows and a rapidly growing block of individual fixed annuities.

               Individual Annuity sales, which exclude internal replacements, during first quarter 2002 were $1.64 billion, up slightly from $1.60 billion in the year ago quarter. The appeal of fixed products to consumers remained very strong, as sales of fixed annuities reached $540.0 million in first quarter 2002, a 52% increase from the quarter ended a year ago.

               Individual Annuity segment deposits in first quarter 2002 of $1.72 billion offset by withdrawals and surrenders totaling $1.19 billion generated net flows of $531.4 million compared to the $540.8 million achieved a year ago. Despite the competitive nature of the individual annuity market and the depressed equity markets, the Company has demonstrated the ability to generate positive net flows by expanding its broad distribution network and fixed annuity capabilities.

               The decrease in pre-tax operating income to average assets in first quarter 2002 compared to first quarter 2001 is primarily a result of the Company's inability to reduce its operating expenses as quickly as, and in proportion to, the decrease in policy charges due to declining equity markets. The decrease in return on average allocated capital to 11.3% in the current quarter reflects the decrease in operating income coupled with an increase in allocated capital as a result of the significant growth in fixed annuities.

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

                                                                                                 THREE MONTHS ENDED
                                                                                                     MARCH 31,
                                                                                           -----------------------------
              (in millions)                                                                     2002            2001
              ==========================================================================================================
              INCOME STATEMENT DATA
              Revenues:
                Policy charges                                                                $    50.0       $    57.0
                Net investment income                                                             196.4           211.7
              ----------------------------------------------------------------------------------------------------------
                                                                                                  246.4           268.7
              ----------------------------------------------------------------------------------------------------------

              Benefits and expenses:
                Interest credited to policyholder account values                                  133.2           158.1
                Other benefits and expenses                                                        59.9            55.5
              ----------------------------------------------------------------------------------------------------------
                                                                                                  193.1           213.6
              ----------------------------------------------------------------------------------------------------------
                  Operating income before federal income tax expense                          $    53.3       $    55.1
              ==========================================================================================================

              OTHER DATA
              Sales:
                Private sector pension plans                                                  $   801.1       $   951.9
                Public sector pension plans                                                       334.8           402.1
              ----------------------------------------------------------------------------------------------------------
                  Total institutional products sales                                          $ 1,135.9       $ 1,354.0
              ==========================================================================================================

              Average account values:
                General account                                                               $12,047.1       $11,008.6
                Separate account                                                               21,818.9        24,625.6
              ----------------------------------------------------------------------------------------------------------
                  Total average account values                                                $33,866.0       $35,634.2
              ==========================================================================================================

              Account values as of period end:
                Private sector pension plans                                                  $16,336.3       $16,194.0
                Public sector pension plans                                                    13,869.9        15,637.6
                Funding agreements backing medium-term notes                                    3,703.4         1,931.9
              ----------------------------------------------------------------------------------------------------------
                  Total account values                                                        $33,909.6       $33,763.5
              ==========================================================================================================

              Return on average allocated capital                                                  23.3%           22.7%
              Pre-tax operating income to average account values                                   0.63%           0.62%
              ----------------------------------------------------------------------------------------------------------

              Pre-tax operating income totaled $53.3 million in the quarter ended March 31, 2002, down 3% compared to the pre-tax operating income of $55.1 million reported a year ago. Declining equity markets and case terminations drove average separate account values and policy charges lower. In addition, an intensively competitive environment in the public sector market has reduced revenues. Growth in the medium-term note program partially offset the declines in the pension businesses.

              Asset fees declined 14% to $40.9 million in the first quarter of 2002 compared to $47.3 million in the quarter a year ago. The decline was driven by an 11% decrease in average separate account values in the quarter compared to the quarter ended a year ago.

              Institutional Products segment results reflect a slight increase in interest spread income attributable to growth in average general account values. Interest spread income is the differential between net investment income and interest credited to policyholder account values. Interest spread income can vary depending on crediting rates offered by competitors, performance of the investment portfolio, including the rate of prepayments, changes in market interest rates and other factors. Interest spread income was $9.6 million higher in the first quarter of 2002 compared to the first quarter of 2001 driven by both higher average general account values and improved interest spread. The increase in average general account values was led by growth in the medium-term note program, which issued $575.0 million of notes during the quarter.

               The following table depicts the interest spread on general account values for the periods indicated.

                                                                                               THREE MONTHS ENDED
                                                                                                   MARCH 31,
                                                                                              2002            2001
              ==========================================================================================================
              Net investment income                                                             6.52%           7.69%
              Interest credited                                                                 4.42%           5.74%
              ----------------------------------------------------------------------------------------------------------
                 Interest spread on average general account values                              2.10%           1.95%
              ==========================================================================================================

               Interest spread improved to 210 basis points in the first quarter of 2002 compared to 195 basis points a year ago as effective crediting rate management more than offset lower investment income yields on account values.

               Institutional Products sales during first quarter 2002 reached $1.14 billion compared to sales of $1.35 billion in first quarter 2001. Private Sector pension sales continues to be impacted by the volatile equity markets, which reduced the average plan size of take-over cases and a slowing economy, which has resulted in reduced demand for new cases. Sales in the Public Sector declined slightly from a year ago reflecting the impact of previously lost cases on recurring deposits. In the Private Sector market, an increasing number of new plan sales are trust products offered by Nationwide Trust Company, an affiliate of the Company, rather than annuities offered by the Company. In the public Sector market, an increasing number of sales of new plan sales are administration-only products offered by Nationwide Retirement Solutions, an affiliate of the Company, rather than annuities offered by the Company. These shifts in product mix contributed to the decrease in sales compared to a year ago.

               Institutional Products segment deposits in first quarter 2002 of $1.18 billion, offset by participant withdrawals and surrenders totaling $1.34 billion, generated net out flows from participant activity of ($162.3) million, compared to first quarter 2001 net flows of $102.3 million. In the Private Sector, increased competition and a slow-down in new plan creation is increasing the level of take-over business. In the Public Sector, an increasing number of participants are taking advantage of the new portability provisions created as part of the tax reforms enacted a year ago.

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

                                                                                                THREE MONTHS ENDED
                                                                                                      MARCH 31,
                                                                                         -------------------------------
              (in millions)                                                                    2002            2001
              ==========================================================================================================
              INCOME STATEMENT DATA
              Revenues:
                Policy charges                                                                $    87.3       $    82.7
                Net investment income                                                              80.0            79.9
                Other                                                                              47.5            47.9
              ----------------------------------------------------------------------------------------------------------
                                                                                                  214.8           210.5
              ----------------------------------------------------------------------------------------------------------

              Benefits                                                                            113.5           102.6
              Operating expenses                                                                   60.6            58.2
              ----------------------------------------------------------------------------------------------------------
                                                                                                  174.1           160.8
              ----------------------------------------------------------------------------------------------------------
                Operating income before federal income tax expense                            $    40.7       $    49.7
              ==========================================================================================================

              OTHER DATA
              Sales:
                The BEST of AMERICA variable life series                                      $   126.6       $   140.6
                Corporate-owned life insurance                                                    314.6           377.8
                Traditional/Universal life insurance                                               59.8            58.8
              ----------------------------------------------------------------------------------------------------------
                  Total life insurance sales                                                  $   501.0       $   577.2
              ==========================================================================================================

              Policy reserves as of period end:
                 Individual investment life insurance                                         $ 2,291.1       $ 1,958.0
                Corporate investment life insurance                                             3,545.7         2,800.4
                Traditional life insurance                                                      1,890.8         1,825.0
                Universal life insurance                                                          793.1           770.9
              ----------------------------------------------------------------------------------------------------------
                   Total policy reserves                                                      $ 8,520.7       $ 7,354.3
              ==========================================================================================================

              Life insurance in-force as of period end:
                 Individual investment life insurance                                         $31,789.4       $27,241.9
                Corporate investment life insurance                                             8,394.9         7,361.7
                Traditional life insurance                                                     24,625.1        23,789.8
                Universal life insurance                                                        7,766.8         7,968.1
              ----------------------------------------------------------------------------------------------------------
                   Total insurance in-force                                                   $72,576.2       $66,361.5
              ==========================================================================================================

              Return on average allocated capital                                                  10.6%           12.9%
              ----------------------------------------------------------------------------------------------------------

              Life Insurance segment earnings decreased 18% to $40.7 million in first quarter 2002, down from $49.7 million a year ago, primarily due to lower earnings from investment life products. Higher than normal mortality experience reduced current period earnings as claims in both individual and corporate-owned life insurance increased.

              Driven by increased policy charges, revenues from investment life products increased to $107.0 million in first quarter 2002 compared to $105.2 million in first quarter 2001. The increase in policy charges is attributable to a growing block of investment life business, as insurance in-force increased 16% to $40.18 billion as of first quarter 2002, compared to $34.60 billion in first quarter 2001, which offset the impact of lower premium loads due to a decline in life insurance premiums.

              Pre-tax earnings from investment life products was $21.6 million in the first three months of 2002 compared to $32.2 million a year ago, a 33% decrease. Adverse mortality reduced current period earnings, as higher than normal frequency of death claims were reported in the current quarter. Also contributing to the decline in earnings in investment life were lower spreads and reduced earnings from TBG Insurance Services Corporation. Offsetting these trends were lower general operating expenses on investment life products as a result of efficiencies gained from the Company's sales and underwriting process redesign.

              Fixed life pre-tax earnings decreased slightly to $19.1 million in first quarter 2002 compared to $19.9 million in the same period a year ago.

              Total life insurance sales, excluding all BOLI and Nationwide employee and agent benefit plan sales, decreased 13% to $501.0 million in first quarter 2002 compared to $577.2 million during the same period in 2001. Individual variable universal life sales have been adversely impacted by the phase out of the estate tax, uncertainty surrounding the taxation of split dollar plans, and the volatile stock market. Sales of new COLI cases were down in first quarter 2002 compared to the record sales in first quarter 2001 due to the depressed economic conditions as corporations are less inclined to form new executive benefit plans and existing plans are being funded at lower levels.

              Corporate

              The Corporate segment consists of net investment income not allocated to the three product segments, unallocated expenses, interest expense on debt and results from the Company's structured products initiatives.

              The following table summarizes certain selected financial data for the Company's Corporate segment for the periods indicated.

                                                                                               THREE MONTHS ENDED
                                                                                                   MARCH 31,
                                                                                       ---------------------------------
              (in millions)                                                                   2002            2001
              ==========================================================================================================
              INCOME STATEMENT DATA

              Operating revenues                                                               $16.5          $12.8
              Interest expense on debt                                                           5.7            2.3
              Other operating expenses                                                           3.5            4.9
              ----------------------------------------------------------------------------------------------------------
                Operating income before federal income tax expense(1)                          $ 7.3          $ 5.6
              ==========================================================================================================


              ---------

              (1) Excludes net realized losses on investments, hedging instruments and hedged items.

              The increase in revenues reflects an increase in net investment income primarily attributable to income earned on the proceeds from the $300.0 million December 2001 surplus note offering to NFS. The additional interest expense in first quarter 2002 reflects the $300.0 million surplus note offering, offset by lower utilization of commercial paper borrowings.

              In addition to these operating revenues and expenses, the Company also reports net realized gains and losses on investments, hedging instruments and hedged items in the Corporate segment. The Company realized net investment losses of $5.8 million and net gains on hedges and hedged items of $1.7 million during the first quarter of 2002 compared to net realized investment losses of $4.2 million and net gains on hedges and hedged items of $0.3 million during the first quarter of 2001.

              RELATED PARTY TRANSACTIONS

              See note 7 to the unaudited consolidated financial statements for a discussion of related party transactions.

              OFF-BALANCE SHEET TRANSACTIONS

              Under the medium-term note program, the Company issues funding agreements, which are insurance obligations, to an unrelated third party trust to secure notes issued to investors by the trust. The funding agreements are recorded as a component of future policy benefits and claims on the Company's consolidated balance sheets. Because the Company has no ownership interest in, or control over, the third party trust that issues the notes, the Company does not include the trust in its consolidated financial statements and therefore, such notes are not reflected in the consolidated financial statements of the Company. As the notes issued by the trust have a secured interest in the funding agreement issued by the Company, Moody's Investors Service, Inc. (Moody's) and Standard & Poor's, A Division of The McGraw-Hill Companies, Inc., (S&P) assign the same ratings to the notes as the insurance financial strength ratings of the Company.

              During the first quarter of 2002, the Company sold a credit enhanced equity interest in a Fund to a third party. The transaction provides a cumulative guaranteed return to the third party investor as it relates to the tax credits flows over the life of the transaction. The Company does not anticipate making any payments related to the guarantee provision provided by this transaction due to the diversity of and stabilization of the majority of the underlying properties and underlying reserves.

ITEM 3        QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

              There have been no material changes in market risk exposures that affect the quantitative and qualitative disclosures presented in NLIC's Annual Report on Form 10-K for the year ended December 31, 2001.

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

              On October 29, 1998, the Company was named in a lawsuit filed in Ohio state court related to the sale of deferred annuity products for use as investments in tax-deferred contributory retirement plans (Mercedes Castillo v. Nationwide Financial Services, Inc., Nationwide Life Insurance Company and Nationwide Life and Annuity Insurance Company). On May 3, 1999, the complaint was amended to, among other things, add Marcus Shore as a second plaintiff. The amended complaint is brought as a class action on behalf of all persons who purchased individual deferred annuity contracts or participated in group annuity contracts sold by the Company and the other named Company affiliates which were used to fund certain tax-deferred retirement plans. The amended complaint seeks unspecified compensatory and punitive damages. On June 11, 1999, the Company and the other named defendants filed a motion to dismiss the amended complaint. On March 8, 2000, the court denied the motion to dismiss the amended complaint filed by the Company and the other named defendants. On January 25, 2002, the plaintiffs filed a motion for leave to amend their complaint to add three new named plaintiffs. On February 9, 2002, the plaintiffs filed a motion for class certification, which has not been certified. The Company is opposing this motion. On February 9, 2002, Marcus Shore withdrew as a named plaintiff in the lawsuit. On April 16, 2002, the Company filed a motion for summary judgement on the individual claims of plaintiff Mercedes Castillo. The Company intends to defend this lawsuit vigorously.

              On August 15, 2001, the Company was named in a lawsuit filed in Connecticut federal court titled Lou Haddock, as trustee of the Flyte Tool & Die, Incorporated Deferred Compensation Plan, et al
              v. Nationwide Financial Services, Inc. and Nationwide Life Insurance Company. On September 5, 2001, the plaintiffs amended their complaint to include class action allegations. The plaintiffs seek to represent a class of plan trustees who purchased variable annuities to fund qualified ERISA retirement plans. The amended complaint alleges that the retirement plans purchased variable annuity contracts from the Company which invested in mutual funds that were offered by separate mutual fund companies; that the Company was a fiduciary under ERISA and that the Company breached its fiduciary duty when it accepted certain fees from the mutual fund companies that purportedly were never disclosed by the Company; and that the Company violated ERISA by replacing many of the mutual funds originally included in the plaintiffs' annuities with "inferior" funds because the new funds purportedly paid more in revenue sharing. The amended complaint seeks disgourgement of fees by the Company and other unspecified compensatory damages, declaratory and injunctive relief and attorney fees. On November 15, 2001, the Company filed a motion to dismiss the amended complaint, which has not been decided. On December 3, 2001, the plaintiffs filed a motion for class certification. On January 15, 2002, the plaintiffs filed a response to the Company's motion to dismiss the amended complaint. On February 22, 2002, the Company filed a reply memorandum in support of its motion to dismiss. On March 12, 2002, the plaintiffs filed a response to the Company's reply memorandum. On March 19, 2002, the Company filed a supplemental memorandum in support of its motion to dismiss. The class has not been certified. The Company intends to defend this lawsuit vigorously.

ITEM 2        CHANGES IN SECURITIES

              Omitted due to reduced disclosure format.

ITEM 3        DEFAULTS UPON SENIOR SECURITIES

              Omitted due to reduced disclosure format.

ITEM 4        SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

              Omitted due to reduced disclosure format.

ITEM 5        OTHER INFORMATION

              None.

ITEM 6        EXHIBITS AND REPORTS ON FORM 8-K

              (a) Exhibits:

                  10.10 Restated Nationwide Insurance Retirement plan effective as of January 1, 2002 (previously filed as Exhibit 10.12 to Form 10-Q, Commission File Number 1-12785, filed May 13, 2002, and incorporated herein by reference)

              (b) Reports on Form 8-K:

                           On May 2, 2002, the Company filed a Current Report on Form 8-K reporting the condensed consolidated balance sheets as of March 31, 2002 and December 31, 2001 and the condensed consolidated income statements for the periods ended March 31, 2002 and 2001.

                                    SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                            NATIONWIDE LIFE INSURANCE COMPANY
                                                                 (Registrant)

Date: May 13, 2002      /s/Mark R. Thresher
                        -----------------------------------------------------
                        Mark R. Thresher
                        Senior Vice President - Finance - Nationwide Financial
                        (Chief Accounting Officer)