Form 10-Q
period 2002-06-30
NATIONWIDE LIFE INSURANCE CO
filed 2002-08-14
CIK 205695

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                      ------------------------------------

                                    FORM 10-Q


                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2002        COMMISSION FILE NO. 2-28596


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

  All voting stock was held by affiliates of the Registrant on August 2, 2002.

COMMON STOCK (par value $1 per share) - 3,814,779 shares issued and outstanding as of August 2, 2002 (Title of Class)


      THE REGISTRANT MEETS THE CONDITIONS SET FORTH IN GENERAL INSTRUCTION H(1)(a) AND (b) OF FORM 10-Q AND IS THEREFORE FILING THIS FORM WITH THE
                           REDUCED DISCLOSURE FORMAT.

               NATIONWIDE LIFE INSURANCE COMPANY AND SUBSIDIARIES

                                    FORM 10-Q


                                      INDEX

PART I       FINANCIAL INFORMATION

             Item 1      Unaudited Consolidated Financial Statements                           3

             Item 2      Management's Narrative Analysis of the Results of Operations         14

             Item 3      Quantitative and Qualitative Disclosures About Market Risk           28

PART II      OTHER INFORMATION

             Item 1      Legal Proceedings                                                    28

             Item 2      Changes in Securities                                                29

             Item 3      Defaults Upon Senior Securities                                      29

             Item 4      Submission of Matters to a Vote of Security Holders                  29

             Item 5      Other Information                                                    29

             Item 6      Exhibits and Reports on Form 8-K                                     29

SIGNATURE                                                                                     30


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


                                                                         THREE MONTHS ENDED             SIX MONTHS ENDED
                                                                              JUNE 30,                      JUNE 30,
                                                                     ---------------------------------------------------------
                                                                         2002          2001            2002          2001
==============================================================================================================================
REVENUES
  Policy charges                                                     $    254.8    $    256.4      $    511.3    $    524.1
  Life insurance premiums                                                  64.0          66.5           124.7         130.4
  Net investment income                                                   447.0         428.8           886.2         851.7
  Net realized (losses) gains on investments, hedging instruments
     and hedged items                                                     (41.4)          2.1           (45.5)         (1.8)
  Other                                                                     0.4           2.0             4.0           6.0
------------------------------------------------------------------------------------------------------------------------------
                                                                          724.8         755.8         1,480.7       1,510.4
------------------------------------------------------------------------------------------------------------------------------

BENEFITS AND EXPENSES
  Interest credited to policyholder account values                        301.9         307.9           595.8         609.1
  Other benefits and claims                                                78.1          77.2           150.6         142.2
  Policyholder dividends on participating policies                         10.2          11.1            21.9          21.6
  Amortization of deferred policy acquisition costs                        84.3          87.1           167.8         180.0
  Interest expense on debt, primarily with a related party                  6.0           1.6            11.7           3.9
  Other operating expenses                                                128.0         100.7           265.1         214.9
------------------------------------------------------------------------------------------------------------------------------
                                                                          608.5         585.6         1,212.9       1,171.7
------------------------------------------------------------------------------------------------------------------------------

  Income from continuing operations before federal income tax expense and cumulative effect of adoption of accounting
   principles                                                             116.3         170.2           267.8         338.7
Federal income tax expense                                                 27.8          44.6            68.0          89.0
------------------------------------------------------------------------------------------------------------------------------
  Income from continuing operations before cumulative effect of
   adoption of accounting principles                                       88.5         125.6           199.8         249.7
Income from discontinued operations, net of tax                             0.4           0.2             0.7           0.5
Cumulative effect of adoption of accounting principles, net of tax          -            (2.3)            -            (7.1)
------------------------------------------------------------------------------------------------------------------------------
  Net income                                                         $     88.9    $    123.5      $    200.5    $    243.1
==============================================================================================================================



See accompanying notes to unaudited consolidated financial statements, including note 7 which describes related party transactions.

               NATIONWIDE LIFE INSURANCE COMPANY AND SUBSIDIARIES (a wholly owned subsidiary of Nationwide Financial Services, Inc.)

                           Consolidated Balance Sheets
                     (in millions, except per share amounts)


                                                                                             JUNE 30,        DECEMBER 31,
                                                                                               2002               2001
==============================================================================================================================
                                                                                            (UNAUDITED)
ASSETS
Investments:
   Securities available-for-sale, at fair value:
      Fixed maturity securities (cost $19,586.9 in 2002; $17,961.6 in 2001)                  $ 20,190.7       $  18,370.8
      Equity securities (cost $87.1 in 2002; $83.0 in 2001)                                        92.2              94.0
   Mortgage loans on real estate, net                                                           7,574.8           7,113.1
   Real estate, net                                                                               153.2             172.0
   Policy loans                                                                                   620.0             591.1
   Other long-term investments                                                                    128.5             125.0
   Short-term investments, including amounts managed by a related party                           972.4           1,011.3
------------------------------------------------------------------------------------------------------------------------------
                                                                                               29,731.8          27,477.3
------------------------------------------------------------------------------------------------------------------------------

Cash                                                                                                5.3              22.6
Accrued investment income                                                                         304.8             306.7
Deferred policy acquisition costs                                                               3,293.4           3,189.0
Other assets                                                                                      888.9             646.0
Assets held in separate accounts                                                               54,224.2          59,513.0
------------------------------------------------------------------------------------------------------------------------------
                                                                                             $ 88,448.4        $ 91,154.6
==============================================================================================================================

LIABILITIES AND SHAREHOLDER'S EQUITY
Future policy benefits and claims                                                            $ 27,580.1        $ 25,216.0
Short-term debt                                                                                     -               100.0
Long-term debt, payable to Nationwide Financial Services, Inc. (NFS)                              600.0             300.0
Other liabilities                                                                               2,555.3           2,307.9
Liabilities related to separate accounts                                                       54,224.2          59,513.0
------------------------------------------------------------------------------------------------------------------------------
                                                                                               84,959.6          87,436.9
------------------------------------------------------------------------------------------------------------------------------

Shareholder's equity:
  Capital shares, $1 par value.  Authorized 5.0 million shares; 3.8 million shares
    issued and outstanding                                                                          3.8               3.8
  Additional paid-in capital                                                                      171.1             646.1
  Retained earnings                                                                             3,018.6           2,863.1
  Accumulated other comprehensive income                                                          295.3             204.7
------------------------------------------------------------------------------------------------------------------------------
                                                                                                3,488.8           3,717.7
------------------------------------------------------------------------------------------------------------------------------
                                                                                             $ 88,448.4        $ 91,154.6
==============================================================================================================================


See accompanying notes to unaudited consolidated financial statements, including note 7 which describes related party transactions.

               NATIONWIDE LIFE INSURANCE COMPANY AND SUBSIDIARIES (a wholly owned subsidiary of Nationwide Financial Services, Inc.)


                 Consolidated Statements of Shareholder's Equity
                                   (Unaudited)
                     Six Months Ended June 30, 2002 and 2001
                                  (in millions)

                                                                                                 ACCUMULATED
                                                                 ADDITIONAL                         OTHER             TOTAL
                                                     COMMON       PAID-IN        RETAINED       COMPREHENSIVE     SHAREHOLDER'S
                                                      STOCK       CAPITAL        EARNINGS       INCOME (LOSS)         EQUITY
==================================================================================================================================

Balance as of January 1, 2001                      $     3.8    $    646.1    $    2,436.3    $       116.7      $     3,202.9

Comprehensive income:
  Net income                                             -             -             243.1              -                243.1
  Net unrealized gains on securities available-for-
     sale arising during the period, net of tax          -             -               -               81.0               81.0
  Cumulative effect of adoption of accounting
     principles, net of tax                              -             -               -               (1.4)              (1.4)
  Accumulated net gains on cash flow hedges,
     net of tax                                          -             -               -                0.5                0.5
                                                                                                                 -----------------
Total comprehensive income                                                                                               323.2
----------------------------------------------------------------------------------------------------------------------------------
Balance as of June 30, 2001                        $     3.8    $    646.1    $    2,679.4    $       196.8      $     3,526.1
==================================================================================================================================

BALANCE AS OF JANUARY 1, 2002                      $     3.8    $    646.1    $    2,863.1    $       204.7      $     3,717.7

Comprehensive income:
  Net income                                             -             -             200.5              -                200.5
  Net unrealized gains on securities available-for-
     sale arising during the period, net of tax          -             -               -               81.0               81.0
  Accumulated net gains on cash flow hedges,
     net of tax                                          -             -               -                9.6                9.6
                                                                                                                 -----------------
Total comprehensive income                                                                                               291.1
                                                                                                                 -----------------
Returns of capital to shareholder                        -          (475.0)            -                -               (475.0)
Dividends to shareholder                                 -             -             (45.0)             -                (45.0)
----------------------------------------------------------------------------------------------------------------------------------
BALANCE AS OF JUNE 30, 2002                        $     3.8    $    171.1    $    3,018.6    $       295.3      $     3,488.8
==================================================================================================================================

See accompanying notes to unaudited consolidated financial statements, including note 7 which describes related party transactions.

               NATIONWIDE LIFE INSURANCE COMPANY AND SUBSIDIARIES (a wholly owned subsidiary of Nationwide Financial Services, Inc.)


                      Consolidated Statements of Cash Flows
                                   (Unaudited)
                     Six Months Ended June 30, 2002 and 2001
                                  (in millions)

                                                                                                  2002              2001
  ============================================================================================================================
  CASH FLOWS FROM OPERATING ACTIVITIES
  Net income                                                                                 $      200.5     $      243.1
  Adjustments to reconcile net income to net cash provided by operating activities:
    Income from discontinued operations                                                              (0.7)            (0.5)
    Interest credited to policyholder account values                                                595.8            609.1
    Capitalization of deferred policy acquisition costs                                            (336.2)          (392.3)
    Amortization of deferred policy acquisition costs                                               167.8            180.0
    Amortization and depreciation                                                                    (5.9)           (16.8)
    Realized losses on investments, hedging instruments and hedged items                             45.5              1.8
    Cumulative effect of adoption of accounting principles                                            -               10.9
    Decrease (increase) in accrued investment income                                                  1.9            (32.4)
    Increase in other assets                                                                       (235.2)           (90.4)
    Increase in policy liabilities                                                                   17.6             11.5
    Increase in other liabilities                                                                   401.2             66.7
    Other, net                                                                                       31.0              0.6
  ----------------------------------------------------------------------------------------------------------------------------
      Net cash provided by continuing operations                                                    883.3            591.3
      Net cash provided by (used in) discontinued operations                                          0.7             (1.7)
  ----------------------------------------------------------------------------------------------------------------------------
      Net cash provided by operating activities                                                     884.0            589.6
  ----------------------------------------------------------------------------------------------------------------------------
  CASH FLOWS FROM INVESTING ACTIVITIES
  Proceeds from maturity of securities available-for-sale                                         2,116.2          2,048.2
  Proceeds from sale of securities available-for-sale                                               917.8            130.7
  Proceeds from repayments of mortgage loans on real estate                                         464.4            377.5
  Proceeds from sale of real estate                                                                  30.9              9.5
  Proceeds from repayments of policy loans and sale of other invested assets                         29.3             46.2
  Cost of securities available-for-sale acquired                                                 (4,625.3)        (3,104.4)
  Cost of mortgage loans on real estate acquired                                                   (928.3)          (796.7)
  Cost of real estate acquired                                                                       (0.3)            (0.2)
  Short-term investments, net                                                                        38.8           (268.0)
  Disposal of subsidiary, net of cash                                                               (20.0)             -
  Collateral - securities lending, net                                                             (189.9)             -
  Other, net                                                                                       (175.6)           120.2
  ----------------------------------------------------------------------------------------------------------------------------
      Net cash used in continuing operations                                                     (2,342.0)        (1,437.0)
      Net cash provided by discontinued operations                                                    -                0.5
  ----------------------------------------------------------------------------------------------------------------------------
      Net cash used in investing activities                                                      (2,342.0)        (1,436.5)
  ----------------------------------------------------------------------------------------------------------------------------
  CASH FLOWS FROM FINANCING ACTIVITIES
  Net change in short-term debt                                                                    (100.0)            (4.5)
  Net proceeds from issuance of long-term debt to NFS                                               300.0              -
  Capital returned to shareholder                                                                  (475.0)             -
  Cash dividend paid to shareholder                                                                 (35.0)             -
  Increase in investment and universal life insurance product account values                      3,268.1          3,220.6
  Decrease in investment and universal life insurance product account values                     (1,517.4)        (2,356.3)
  ----------------------------------------------------------------------------------------------------------------------------
      Net cash provided by financing activities                                                   1,440.7            859.8
  ----------------------------------------------------------------------------------------------------------------------------

  Net (decrease) increase in cash                                                                   (17.3)            12.9
  Cash, beginning of period                                                                          22.6             18.4
  ----------------------------------------------------------------------------------------------------------------------------
  Cash, end of period                                                                        $        5.3     $        31.3
  ============================================================================================================================


See accompanying notes to unaudited consolidated financial statements, including note 7 which describes related party transactions.

               NATIONWIDE LIFE INSURANCE COMPANY AND SUBSIDIARIES
       (a wholly owned subsidiary of Nationwide Financial Services, Inc.)

              Notes to Unaudited Consolidated Financial Statements
                         Six Months Ended June 30, 2002


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

         In April 2002, the FASB issued Statement of Financial Accounting Standards No. 145, Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13 and Technical Corrections (SFAS
         145). The adoption of SFAS 145 did not have any impact on the financial position or results of operations of the Company.

         In June 2002, the FASB issued Statement of Financial Accounting Standards No. 146, Accounting for Costs Associated with Exit of Disposal Activities (SFAS 146). Adoption of SFAS 146 is not expected to have any impact on the financial position or results of operations of the Company.

\


               NATIONWIDE LIFE INSURANCE COMPANY AND SUBSIDIARIES
       (a wholly owned subsidiary of Nationwide Financial Services, Inc.)

         Notes to Unaudited Consolidated Financial Statements, Continued

(3)      COMPREHENSIVE INCOME (LOSS)
         ---------------------------

         Comprehensive income (loss) includes net income as well as certain items that are reported directly within a separate component of shareholder's equity that bypass net income. Other comprehensive income
         (loss) is comprised of unrealized gains (losses) on securities available-for-sale and accumulated net gains (losses) on cash flow hedges. The related before and after federal income tax amounts are as follows:

                                                                     THREE MONTHS ENDED            SIX MONTHS ENDED
                                                                          JUNE 30,                     JUNE 30,
----------------------------------------------------------------------------------------------------------------------
(in millions)                                                     2002           2001           2002            2001
======================================================================================================================
Unrealized gains (losses) on securities available-
   for-sale arising during the period:
     Gross                                                       $299.0         $(68.2)       $146.5         $163.5
     Adjustment to deferred policy acquisition costs              (95.6)          21.0         (64.0)         (44.1)
     Related federal income tax (expense) benefit                 (71.2)          16.5         (28.9)         (41.8)
---------------------------------------------------------------------------------------------------------------------
          Net                                                     132.2          (30.7)         53.6           77.6
---------------------------------------------------------------------------------------------------------------------

Reclassification adjustment for net losses
   on securities available-for-sale
   realized during the period:
     Gross                                                         37.0            1.1          42.2            5.3
     Related federal income tax benefit                           (13.0)          (0.4)        (14.8)          (1.9)
---------------------------------------------------------------------------------------------------------------------
          Net                                                      24.0            0.7          27.4            3.4
---------------------------------------------------------------------------------------------------------------------

Other comprehensive income (loss) on securities
    available-for-sale                                            156.2          (30.0)         81.0           81.0
---------------------------------------------------------------------------------------------------------------------

Accumulated net gain (loss) on cash flow hedges:
     Gross                                                          5.7           (0.3)         14.7            0.8
     Related federal income tax (expense) benefit                  (1.9)           0.1          (5.1)          (0.3)
---------------------------------------------------------------------------------------------------------------------
        Other comprehensive income (loss) on cash
          flow hedges                                               3.8           (0.2)          9.6            0.5
---------------------------------------------------------------------------------------------------------------------

Accumulated net gain (loss) on transition adjustments:
     Transition adjustment - FAS 133                               --             --            --             (5.6)
     Transition adjustment - EITF 99-20                            --              3.5          --              3.5
     Related federal income tax (expense) benefit                  --             (1.3)         --              0.7
---------------------------------------------------------------------------------------------------------------------
           Other comprehensive income (loss) on
              transition adjustments                               --              2.2          --             (1.4)
---------------------------------------------------------------------------------------------------------------------

Total other comprehensive income (loss)                          $160.0         $(28.0)       $ 90.6         $ 80.1
=====================================================================================================================

Reclassification adjustments for net realized gains and losses on the ineffective portion of cash flow hedges were immaterial during the three and six months ended June 30, 2002 and 2001 and, therefore, are not reflected in the table above.

               NATIONWIDE LIFE INSURANCE COMPANY AND SUBSIDIARIES
       (a wholly owned subsidiary of Nationwide Financial Services, Inc.)

         Notes to Unaudited Consolidated Financial Statements, Continued


(4)      SECURITIZATION TRANSACTION

         During the first quarter of 2002, the Company sold a credit enhanced equity interest in a Low Income Housing Tax Credit Fund (Fund) to an unrelated third party for $55.3 million. The Company recognized $3.1 million of structuring fee income related to this transaction. Additionally, $1.6 million of net proceeds were used to establish a stabilization reserve for certain properties that are not currently generating the underlying tax credits. This amount is evaluated regularly and is reduced and recognized in income if and when the properties begin generating tax credits and the related cash flow projections no longer require such reserves. There was no change in the stabilization reserve during second quarter 2002. As part of this transaction, the Company has provided a cumulative guaranteed 5.25% return to the third party investor as it relates to the tax credit flows over the life of the transaction. The Company does not anticipate making any payments related to the guarantee provision provided by this transaction.

(5)      SEGMENT DISCLOSURES

         The Company uses differences in products as the basis for defining its reportable segments. The Company reports three product segments:
         Individual Annuity, Institutional Products and Life Insurance. During the second quarter of 2002, the Company paid dividend to NFS that resulted in the disposal of a portion of the business that had been reported in the Corporate segment (see note 7). As a result, this business is reported as discontinued operations. Effective in the second quarter of 2002, structured products transactions previously reported in the Corporate segment are reported in the Institutional Products segment. Amounts reported for prior periods have been revised to reflect these changes.

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

         The Institutional Products segment is comprised of the Company's private and public sector group retirement plans and medium-term note program. The private sector includes the 401(k) business generated through fixed and variable annuities. The public sector includes the Internal Revenue Code (IRC) Section 457 business in the form of fixed and variable annuities. Additionally, structured products transactions are reported in the Institutional Products segment.

         The Life Insurance segment consists of investment life products, including both individual variable life and corporate-owned life insurance (COLI) products, traditional life insurance products and universal life insurance. Life insurance products provide a death benefit and generally also allow the customer to build cash value on a tax-advantaged basis.

         In addition to the product segments, the Company reports a Corporate segment. The Corporate segment includes net investment income not allocated to the three product segments, unallocated expenses and interest expense on debt. In addition to these operating revenues and expenses, the Company also reports net realized gains and losses on investments not related to securitizations, hedging instruments and hedged items in the Corporate segment, but does not consider them part of operating income.

               NATIONWIDE LIFE INSURANCE COMPANY AND SUBSIDIARIES
       (a wholly owned subsidiary of Nationwide Financial Services, Inc.)

         Notes to Unaudited Consolidated Financial Statements, Continued


The following table summarizes the financial results of the Company's business segments for the three months ended June 30, 2002 and 2001.

                                         INDIVIDUAL    INSTITUTIONAL      LIFE
(in millions)                             ANNUITY        PRODUCTS       INSURANCE        CORPORATE        TOTAL
===================================================================================================================
2002
Net investment income                    $  160.8        $  198.0        $   81.9         $   6.3       $  447.0
Other operating revenue                     138.8            44.9           135.3             0.2          319.2
-------------------------------------------------------------------------------------------------------------------
   Total operating revenue(1)               299.6           242.9           217.2             6.5          766.2
-------------------------------------------------------------------------------------------------------------------
Interest credited to policyholder
   account values                           122.0           134.5            45.4             -            301.9
Amortization of deferred policy
   acquisition costs                         53.9            11.3            19.1             -             84.3
Interest expense on debt                      -               -               -               6.0            6.0
Other benefits and expenses                  70.0            43.0           103.5            (0.2)         216.3
-------------------------------------------------------------------------------------------------------------------
   Total benefits and expenses              245.9           188.8           168.0             5.8          608.5
-------------------------------------------------------------------------------------------------------------------
Operating income before federal
   income tax expense(1)                     53.7            54.1            49.2             0.7          157.7
Net realized losses on investments,
   hedging instruments and hedged
   items                                      -               -               -             (41.4)         (41.4)
-------------------------------------------------------------------------------------------------------------------
Income (loss) from continuing
  operations before federal income
  tax expense and cumulative effect
  of adoption of accounting principles   $   53.7        $   54.1        $   49.2         $ (40.7)      $  116.3
===================================================================================================================

2001
Net investment income                    $  127.2        $  211.8        $   81.2         $   8.6       $  428.8
Other operating revenue                     144.4            54.4           125.7             0.4          324.9
-------------------------------------------------------------------------------------------------------------------
   Total operating revenue(1)               271.6           266.2           206.9             9.0          753.7
-------------------------------------------------------------------------------------------------------------------
Interest credited to policyholder
   account values                           105.1           158.7            44.1             -            307.9
Amortization of deferred policy
   acquisition costs                         54.8            13.0            19.3             -             87.1
Interest expense on debt                      -               -               -               1.6            1.6
Other benefits and expenses                  50.5            40.0            99.4            (0.9)         189.0
-------------------------------------------------------------------------------------------------------------------
   Total benefits and expenses              210.4           211.7           162.8             0.7          585.6
-------------------------------------------------------------------------------------------------------------------
Operating income before federal
   income tax expense(1)                     61.2            54.5            44.1             8.3          168.1
Net realized gains on investments,
   hedging instruments and hedged
   items                                      -               -               -               2.1            2.1
-------------------------------------------------------------------------------------------------------------------
Income from continuing operations
   before federal income tax
   expense and cumulative effect of
   adoption of accounting principles     $   61.2        $   54.5        $   44.1         $  10.4       $  170.2
===================================================================================================================

----------
(1) Excludes net realized gains and losses on investments not related to securitizations, hedging instruments and hedged items, discontinued operations and cumulative effect of adoption of accounting principles.

               NATIONWIDE LIFE INSURANCE COMPANY AND SUBSIDIARIES
       (a wholly owned subsidiary of Nationwide Financial Services, Inc.)

         Notes to Unaudited Consolidated Financial Statements, Continued

    The following table summarizes the financial results of the Company's business segments for the six months ended June 30, 2002 and 2001.

                                                INDIVIDUAL    INSTITUTIONAL        LIFE
         (in millions)                           ANNUITY         PRODUCTS       INSURANCE       CORPORATE        TOTAL
         ===================================================================================================================
         2002
         Net investment income                   $   312.1       $   394.3       $   161.9         $   17.9     $    886.2
         Other operating revenue                     271.4            98.4           269.9              0.3          640.0
         -------------------------------------------------------------------------------------------------------------------
            Total operating revenue(1)               583.5           492.7           431.8             18.2        1,526.2
         -------------------------------------------------------------------------------------------------------------------
         Interest credited to policyholder
            account values                           237.1           267.6            91.0              -            595.8
         Amortization of deferred policy
            acquisition costs                        106.3            21.5            40.1              -            167.8
         Interest expense on debt                      -               -               -               11.7           11.7
         Other benefits and expenses                 131.6            93.0           210.9              2.1          437.6
         -------------------------------------------------------------------------------------------------------------------
            Total benefits and expenses              475.0           382.1           342.0             13.8        1,212.9
         -------------------------------------------------------------------------------------------------------------------
         Operating income before federal
            income tax expense(1)                    108.5           110.6            89.8              4.4          313.3
         Net realized losses on investments,
            hedging instruments and hedged
            items                                      -               -               -              (45.5)         (45.5)
         -------------------------------------------------------------------------------------------------------------------
         Income (loss) from continuing
           operations before federal income tax
           expense and cumulative effect of
           adoption of accounting principles     $   108.5       $   110.6       $    89.8         $  (41.1)    $    267.8
         ===================================================================================================================
         Assets as of period end                 $42,136.1       $32,536.4       $ 9,509.3         $4,266.6     $ 88,448.4
         ===================================================================================================================

         2001
         Net investment income                   $   251.6       $   423.5       $   161.1         $   15.5     $    851.7
         Other operating revenue                     288.4           112.5           258.7              0.9          660.5
         -------------------------------------------------------------------------------------------------------------------
            Total operating revenue(1)               540.0           536.0           419.8             16.4        1,512.2
         -------------------------------------------------------------------------------------------------------------------
         Interest credited to policyholder
            account values                           205.4           316.8            86.9              -            609.1
         Amortization of deferred policy
            acquisition costs                        111.2            25.8            43.0              -            180.0
         Interest expense on debt                      -               -               -                3.9            3.9
         Other benefits and expenses                  99.7            85.9           193.7             (0.6)         378.7
         -------------------------------------------------------------------------------------------------------------------
            Total benefits and expenses              416.3           428.5           323.6              3.3        1,171.7
         -------------------------------------------------------------------------------------------------------------------
         Operating income before federal
            income tax expense(1)                    123.7           107.5            96.2             13.1          340.5
         Net realized losses on investments,
            hedging instruments and hedged
            items                                      -               -               -               (1.8)          (1.8)
         -------------------------------------------------------------------------------------------------------------------
         Income from continuing operations
            before federal income tax
            expense and cumulative effect of
            adoption of accounting principles    $   123.7       $  107.5        $    96.2         $   11.3     $    338.7
         ===================================================================================================================
         Assets as of period end                 $43,766.8       $35,984.5       $ 8,707.9         $2,991.5     $ 91,450.7
         ===================================================================================================================

         ----------
         (1) Excludes net realized gains and losses on investments not related to securitizations, hedging instruments and hedged items, discontinued operations and cumulative effect of adoption of accounting principles.

               NATIONWIDE LIFE INSURANCE COMPANY AND SUBSIDIARIES
       (a wholly owned subsidiary of Nationwide Financial Services, Inc.)

         Notes to Unaudited Consolidated Financial Statements, Continued


(6)      CONTINGENCIES

         On October 29, 1998, the Company was named in a lawsuit filed in Ohio state court related to the sale of deferred annuity products for use as investments in tax-deferred contributory retirement plans (Mercedes Castillo v. Nationwide Financial Services, Inc., Nationwide Life Insurance Company and Nationwide Life and Annuity Insurance Company). On May 3, 1999, the complaint was amended to, among other things, add Marcus Shore as a second plaintiff. The amended complaint is brought as a class action on behalf of all persons who purchased individual deferred annuity contracts or participated in group annuity contracts sold by the Company and the other named Company affiliates which were used to fund certain tax-deferred retirement plans. The amended complaint seeks unspecified compensatory and punitive damages. On June 11, 1999, the Company and the other named defendants filed a motion to dismiss the amended complaint. On March 8, 2000, the court denied the motion to dismiss the amended complaint filed by the Company and the other named defendants. On January 25, 2002, the plaintiffs filed a motion for leave to amend their complaint to add three new named plaintiffs. On February 9, 2002, the plaintiffs filed a motion for class certification, which has not been granted. The Company is opposing this motion. On February 9, 2002, Marcus Shore withdrew as a named plaintiff in the lawsuit. On April 16, 2002, the Company filed a motion for summary judgement on the individual claims of plaintiff Mercedes Castillo. On May 28, 2002, the Court denied plaintiffs' motion to add new persons as named plaintiffs, so the action is now proceeding with Mercedes Castillo as the only named plaintiff. The Company intends to defend this lawsuit vigorously.

         On August 15, 2001, the Company was named in a lawsuit filed in Connecticut federal court titled Lou Haddock, as trustee of the Flyte Tool & Die, Incorporated Deferred Compensation Plan, et al v. Nationwide Financial Services, Inc. and Nationwide Life Insurance Company. On September 6, 2001, the plaintiffs amended their complaint to include class action allegations. The plaintiffs seek to represent a class of retirement plans that purchased variable annuities from the Company to fund qualified ERISA retirement plans. The amended complaint alleges that the retirement plans purchased variable annuity contracts from the Company that allowed plan participants to invest in funds that were offered by separate mutual fund companies; that the Company was a fiduciary under ERISA and that the Company breached its fiduciary duty when it accepted certain fees from the mutual fund companies that purportedly were never disclosed by the Company; and that the Company violated ERISA by replacing many of the funds originally included in the plaintiffs' annuities with "inferior" funds because the new funds purportedly paid higher fees to the Company. The amended complaint seeks disgorgement of the fees allegedly received by the Company and other unspecified compensatory damages, declaratory and injunctive relief and attorney's fees. On November 15, 2001, the Company filed a motion to dismiss the amended complaint, which has not been decided. On December 3, 2001, the plaintiffs filed a motion for class certification. On January 15, 2002, the plaintiffs filed a response to the Company's motion to dismiss the amended complaint. On February 22, 2002, the Company filed a reply memorandum in support of its motion to dismiss. On March 12, 2002, the plaintiffs filed a response to the Company's reply memorandum. On March 19, 2002, the Company filed a supplemental memorandum in support of its motion to dismiss. The court heard oral argument on the motion to dismiss on August 6, 2002. The class has not been certified. The Company intends to defend this lawsuit vigorously.

         There can be no assurance that any such litigation will not have a material adverse effect on the Company in the future.

(7)      RELATED PARTY TRANSACTIONS

         The Company has entered into significant, recurring transactions and agreements with Nationwide Mutual Insurance Company (NMIC) and other affiliates as a part of its ongoing operations. The nature of the transactions and agreements includes: annuity and life insurance contracts, a tax sharing agreement, reinsurance agreements, cost sharing agreements, administration services, marketing agreements, office space leases, intercompany repurchase agreements and cash management services. The transactions and agreements are described more fully in note 13 to the consolidated financial statements included in the Company's 2001 Annual Report on Form 10-K. During 2002, there have been no material changes to the nature and terms of these transactions and agreements.

               NATIONWIDE LIFE INSURANCE COMPANY AND SUBSIDIARIES
       (a wholly owned subsidiary of Nationwide Financial Services, Inc.)

         Notes to Unaudited Consolidated Financial Statements, Continued

         Amounts on deposit with a related party in cash management were $130.4 million and $54.8 million as of June 30, 2002 and December 31, 2001, respectively.

         During the first six months of 2002, NLIC paid a dividend of $35.0 million and dividends in the form of return of capital of $475.0 million to NFS.

         In addition, in June 2002, NLIC paid a dividend to NFS in the form of all of the shares of common stock of Nationwide Securities, Inc. (NSI), a wholly owned broker/dealer subsidiary. Therefore, the results of the operations of NSI have been reflected as discontinued operations for all periods presented. This was a transaction between related parties and therefore was recorded at carrying value, $10.0 million, of the underlying components of the transaction rather than fair value.

(8)      LONG-TERM DEBT, PAYABLE TO NFS
         ------------------------------

         On June 27, 2002, NLIC sold an 8.15%, $300.0 million surplus note to NFS, maturing on June 27, 2032. Principal and interest payments are subject to prior approval by the superintendent of insurance of the State of Ohio. NLIC is scheduled to pay interest semi-annually on April 15 and October 15 of each year commencing on October 15, 2002.

(9)      RECLASSIFICATION

         Certain items in the 2001 unaudited consolidated financial statements and related footnotes have been reclassified to conform to the 2002 presentation.

ITEM 2        MANAGEMENT'S NARRATIVE ANALYSIS OF THE RESULTS OF OPERATIONS

              INTRODUCTION

              The following analysis of unaudited consolidated results of operations of the Company should be read in conjunction with the unaudited consolidated financial statements and related notes included elsewhere herein.

              Management's discussion and analysis contains certain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 with respect to the results of operations and businesses of the Company. These forward-looking statements involve certain risks and uncertainties. Factors that may cause actual results to differ materially from those contemplated or projected, forecast, estimated or budgeted in such forward looking statements include, among others, the following possibilities: (i) the potential impact on the Company's reported net income that could result from the adoption of certain accounting standards issued by the Financial Accounting Standards Board or other standard-setting bodies; (ii) tax law changes impacting the tax treatment of life insurance and investment products; (iii) repeal of the federal estate tax; (iv) heightened competition, including specifically the intensification of price competition, the entry of new competitors and the development of new products by new and existing competitors; (v) adverse state and federal legislation and regulation, including limitations on premium levels, increases in minimum capital and reserves, and other financial viability requirements; (vi) failure to expand distribution channels in order to obtain new customers or failure to retain existing customers; (vii) inability to carry out marketing and sales plans, including, among others, development of new products and/or changes to certain existing products and acceptance of the new and/or revised products in the market; (viii) changes in interest rates and the stock markets causing a reduction of investment income and/or asset fees, an acceleration of the amortization of deferred policy acquisition costs, reduction in the value of the Company's investment portfolio or separate account assets or a reduction in the demand for the Company's products; (ix) general economic and business conditions which are less favorable than expected; (x) competitive, regulatory or tax changes that affect the cost of, or demand for the Company's products; (xi) unanticipated changes in industry trends and ratings assigned by nationally recognized rating organizations; (xii) inaccuracies in assumptions regarding future persistency, mortality, morbidity and interest rates used in calculating reserve amounts; and (xiii) adverse litigation results or resolution of litigation and arbitration.

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

              Impairment Losses on Investments

              Management regularly reviews its fixed maturity and equity securities portfolio to evaluate the necessity of recording impairment losses for other-than-temporary declines in the fair value of investments. A number of criteria are considered during this process including, but not limited to, the current fair value as compared to amortized cost or cost, as appropriate, of the security, the length of time the security's fair value has been below amortized cost/cost, and by how much, specific credit issues related to the issuer and current economic conditions. Other-than-temporary impairment losses result in a reduction of the cost basis of the underlying investment.

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

              Deferred Policy Acquisition Costs for Investment Products and Universal Life Insurance Products

              The costs of acquiring new and renewal business, principally commissions, certain expenses of the policy issue and underwriting department and certain variable sales expenses that relate to and vary with the production of new or renewal business have been deferred. Deferred policy acquisition costs (DAC) are subject to recoverability testing at the time of policy issuance and loss recognition testing at the end of each reporting period.

              For investment products and universal life insurance products, DAC is being amortized with interest over the lives of the policies in relation to the present value of estimated future gross profits from projected interest spreads, asset fees, cost of insurance, policy administration and surrender charges. For years in which gross profits are negative, DAC is amortized based on the present value of gross revenues. The Company regularly reviews the estimated future gross profits and revises such estimates when appropriate. The cumulative change in amortization as a result of changes in estimates to reflect current best estimates is recorded as a charge or credit to amortization expense. The most significant assumptions that are involved in the estimation of future gross profits include future investment performance and surrender/lapse rates. In the event actual experience differs significantly from assumptions or assumptions are significantly revised, the Company may be required to record a significant charge or credit to amortization expense. DAC is adjusted to reflect the impact of unrealized gains and losses on fixed maturity securities available-for-sale.

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

              RESULTS OF OPERATIONS

              Revenues

              Total operating revenues, which excludes net realized gains and losses on investments, hedging instruments and hedged items for second quarter 2002 increased to $766.2 million compared to $753.7 million for the same period in 2001. For the first six months of 2002 and 2001, total operating revenues were $1.53 billion and $1.51 billion, respectively.

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

               Policy charges for the comparable periods of 2002 and 2001 were as follows:

                                                                    THREE MONTHS ENDED           SIX MONTHS ENDED
                                                                         JUNE 30,                    JUNE 30,
                                                                -------------------------------------------------------
                  (in millions)                                     2002          2001          2002          2001
                  =====================================================================================================

                  Asset fees                                    $    144.6    $    157.4    $    291.7    $    316.9
                  Cost of insurance charges                           58.2          49.6         113.5          96.2
                  Administrative fees                                 30.5          31.1          68.2          72.4
                  Surrender fees                                      21.5          18.3          37.9          38.6
                  -----------------------------------------------------------------------------------------------------
                    Total policy charges                        $    254.8    $    256.4    $    511.3    $    524.1
                  =====================================================================================================

              The decline in asset fees reflects a decrease in total average separate account values of $4.48 billion (7%) in the first six months of 2002 compared to a year ago. Market depreciation on investment options underlying variable annuity and investment life insurance products as a result of the sharp declines in the equity markets, partially offset by net flows into these products, resulted in the decrease in average separate account values.

              Cost of insurance charges are assessed on the net amount at risk on universal life insurance policies. The net amount at risk is equal to a policy's death benefit minus the related policyholder account value. The amount charged is based on the insured's age and other underwriting factors. The increase in cost of insurance charges is due primarily to growth in the net amount at risk as a result of new sales of corporate and individual investment life insurance products and favorable persistency of in-force business. The net amount at risk related to corporate and individual investment life insurance grew to $35.43 billion as of June 30, 2002 compared to $30.62 billion a year ago.

              The decline in administrative fees in the three and six months ended June 30, 2002 compared to the same periods a year ago is primarily attributable to lower administration fees from public sector pension case terminations and lower premium loads due to a decline in life insurance premiums.

              Net investment income includes the investment income earned on investments supporting fixed annuities and certain life insurance products as well as invested assets not allocated to product segments, net of related investment expenses. Net investment income grew from $428.8 million in the second quarter of 2001 to $447.0 million in the second quarter of 2002 and from $851.7 million in the first half of 2001 to $886.2 million in the first half of 2002. The increases were primarily due to increased invested assets to support growth in individual fixed annuity, the medium-term note program and life insurance policy reserves, partially offset by lower yields due to declining market interest rates. General account assets supporting insurance products are closely correlated to the underlying reserves on these products. General account reserves grew by $3.91 billion to $27.58 billion as of the end of second quarter 2002 compared to $23.67 billion a year ago.

              Realized gains and losses on investments not related to securitizations, hedging instruments and hedged items are not considered by the Company to be recurring components of earnings. The Company makes decisions concerning the sale of invested assets based on a variety of market, business, tax and other factors. In addition, included in this caption are charges related to other-than-temporary impairments of available-for-sale securities and other investments and valuation allowances on mortgage loans on real estate. Also included are changes in the fair value of derivatives qualifying as fair value hedges and the change in the fair value of the hedged items, the ineffective portion of cash flow hedges and changes in the fair value of free-standing derivatives, all of which are considered non-recurring components of earnings.

              Net realized losses on investments, hedging instruments and hedged items totaled $13.3 million in second quarter 2002 compared to $5.8 million gains in the same period a year ago. For the first half of 2002, net realized gains on investments, hedging instruments and hedged items totaled $12.9 million compared to $5.9 million gains for the first half of 2001. Also, during second quarter 2002, the Company recorded realized losses related to other-than-temporary impairments on securities available-for-sale of $28.1 million, compared to $3.7 million a year ago, while year-to-date 2002 realized losses related to other-than-temporary impairments on securities available-for-sale totaled $32.6 million compared to $7.7 million for the same period a year ago. In the second quarter of 2002, the Company recorded net realized losses on investments of $22.5 million, pre-tax, related to WorldCom, Inc.

              Benefits and Expenses

              Interest credited to policyholder account values totaled $301.9 million in second quarter 2002 compared to $307.9 million in second quarter 2001, while year-to-date 2002 interest credited totaled $595.8 million compared to $609.1 million a year ago and principally relates to fixed annuities, both individual and institutional, funding agreements backing the Company's medium-term note program and certain life insurance products. The decline in interest credited reflects lower crediting rates in the Individual Annuity and Institutional Products segments, partially offset by an increase in average assets.

              Amortization of DAC declined to $84.3 million in the second quarter of 2002 compared to $87.1 million in the second quarter of 2001. On a year-to-date basis, DAC amortization totaled $167.8 million in 2002 compared to $180.0 million in 2001. The decline in amortization expense is primarily attributable to an increase in amortization in 2001 related to an increase in public sector pension case terminations and lower gross profits from individual variable annuities, which have been adversely impacted by lower equity markets.

              Operating expenses increased 27% to $128.0 million in second quarter 2002 compared to $100.7 million in second quarter 2001. For the first half of 2002, operating expenses were $265.1 million, up 23% from $214.9 million for the first half of 2001. The increase reflects a growing customer base, an increase in employee benefit costs and spending on projects focused on improving producer and customer service and increasing sales.

              The additional interest expense in 2002 reflects the December 2001 and June 2002 surplus note offerings, offset by lower utilization of commercial paper borrowings.

              Federal income tax expense was $27.8 million in second quarter 2002 compared to $44.6 million for the same period a year ago, representing effective tax rates of 23.9% and 26.2% for second quarter 2002 and 2001, respectively. For the first six months of 2002 and 2001, federal income tax expense was $68.0 million and $89.0 million, representing effective tax rates of 25.4% and 26.3%, respectively. An increase in tax credits from affordable housing partnership investments in 2002, partially offset by lower tax exempt income drove the decreases in effective rates.

              Discontinued Operations

              On June 27, 2002, NLIC paid a dividend to NFS consisting of its shares of common stock of Nationwide Securities, Inc. (NSI), a wholly owned broker/dealer subsidiary. This is a transaction between related parties and therefore is recorded at carrying value, $10.0 million, of the underlying components of the transaction rather than fair value.

              As a result of this transaction, the Company is no longer engaged in asset management operations and the underlying results of NSI have been reported as discontinued operations. Also, effective in second quarter 2002, the structured products transactions, previously reported in the Corporate segment, are reported in the Institutional Products segment. All periods presented have been revised to reflect these changes.

              Income from discontinued operations, net of tax, for second quarter 2002 and 2001 was $0.4 million and $0.2 million, respectively. For the first six months of 2002 and 2001, income from discontinued operations, net of tax, was $0.7 million and $0.5 million, respectively.

              Other Data

              The Company analyzes operating performance using a non-GAAP measure called net operating income. The Company calculates net operating income by adjusting net income to exclude all net realized gains and losses on investments not related to securitizations, hedging instruments and hedged items, discontinued operations, and cumulative effect of adoption of accounting principles, all net of tax. Net operating income or similar measures are commonly used in the insurance industry as a measure of ongoing earnings performance.

              The excluded items are important in understanding the Company's overall results of operations. Net operating income should not be viewed as a substitute for net income determined in accordance with GAAP, and it should be noted that the Company's definition of net operating income may differ from that used by other companies. However, the Company believes that the presentation of net operating income as it is measured for management purposes enhances the understanding of the Company's results of operations by highlighting the results from ongoing operations and the underlying profitability factors of the Company's business. The Company excludes net realized gains and losses on investments not related to securitizations, hedging instruments and hedged items, net of tax, from net operating income because such items are often the result of a single non-recurring event which may or may not be at the Company's discretion. Including the fluctuating effects of these transactions could distort trends in the underlying profitability of the Company's business. The Company also excludes discontinued operations and the cumulative effect of adoption of accounting principles, both net of tax, from net operating income as such adjustments are not reflective of the ongoing operations of the Company's business.

              The following table reconciles the Company's reported net income to net operating income for the second quarter of 2002 and 2001.

                                                                              THREE MONTHS ENDED        SIX MONTHS ENDED
                                                                                   JUNE 30,                 JUNE 30,
                                                                            -------------------------------------------------
                  (in millions)                                                2002         2001        2002        2001
                  ===========================================================================================================
                  Net income                                                $      88.9     $  123.5    $  200.5   $   243.1
                  Net realized losses (gains) on investments,
                     hedging instruments and hedged items, net of tax(1)           26.9         (1.3)       29.6         1.2
                  Discontinued operations, net of tax                              (0.4)        (0.2)       (0.7)       (0.5)
                  Cumulative effect of adoption of accounting principles,
                     net of tax                                                    -             2.3         -           7.1
                  -----------------------------------------------------------------------------------------------------------
                     Net operating income                                   $     115.4     $  124.3    $  229.4   $    250.9
                  ===========================================================================================================

                  ----------
                  (1) Excludes net realized gains and losses related to
                      securitizations.

              Sales Information

              The Company regularly monitors and reports a non-GAAP measure titled sales. Sales or similar measures are commonly used in the insurance industry as a measure of business generated in the period.

              Sales should not be viewed as a substitute for revenues determined in accordance with GAAP and the Company's definition of sales might differ from that used by other companies. Sales generate customer funds managed and administered, which ultimately drive revenues. Sales are primarily comprised of statutory premiums and deposits on individual and group annuities and life insurance products sold to a diverse customer base. Statutory premiums and deposits are calculated in accordance with accounting practices prescribed or permitted by regulatory authorities and then adjusted to arrive at sales.

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

              The Company's flagship products are marketed under The BEST of AMERICA brand and include individual variable and group annuities and variable life insurance. The BEST of AMERICA products allow customers to choose from investment options managed by premier mutual fund managers. The Company has also developed private label variable and fixed annuity products in conjunction with other financial services providers that allow those providers to sell products to their own customer bases under their own brand name.

              The Company also markets group deferred compensation retirement plans to employees of state and local governments for use under IRC Section 457. The Company utilizes its sponsorship by the National Association of Counties and The United States Conference of Mayors when marketing IRC Section 457 products.

              Sales by product and segment for the comparable periods of 2002 and 2001 are summarized as follows.

                                                                THREE MONTHS ENDED            SIX MONTHS ENDED
                                                                       JUNE 30,                  JUNE 30,
                                                            --------------------------------------------------------
              (in millions)                                     2002          2001          2002          2001
              ======================================================================================================

              The BEST of AMERICA products                  $     866.5     $   1,027.6    $  1,743.2   $  2,053.2
              Private label annuities                             208.1           535.5         429.1        757.0
              Other                                                 -               0.3           -            2.8
              ------------------------------------------------------------------------------------------------------
                Total individual variable annuity sales         1,074.6         1,563.4       2,172.3      2,813.0
              ------------------------------------------------------------------------------------------------------

              Deferred fixed annuities                            650.2           437.0       1,164.7        753.2
              Income products                                      32.6            34.0          58.1         73.1
              ------------------------------------------------------------------------------------------------------
                Total individual fixed annuity sales              682.8           471.0       1,222.8        826.3
              ------------------------------------------------------------------------------------------------------
                  Total individual annuity sales            $   1,757.4     $   2,034.4    $  3,395.1   $  3,639.3
              ======================================================================================================

              The BEST of AMERICA products                  $     684.6     $     770.6    $  1,475.2   $  1,708.6
              Other                                                22.7            13.4          33.2         27.3
              ------------------------------------------------------------------------------------------------------
                Total private sector pension plan sales           707.3           784.0       1,508.4      1,735.9
              ------------------------------------------------------------------------------------------------------

                Total public sector pension plan sales -
                   IRC Section 457 annuities                      351.1           388.0         685.9        790.1
              ------------------------------------------------------------------------------------------------------
                  Total institutional products sales        $   1,058.4     $   1,172.0    $  2,194.3   $  2,526.0
              ======================================================================================================

              The BEST of AMERICA variable life series      $     139.7     $     148.9    $    266.3   $    289.5
              Corporate-owned life insurance                      139.9           137.9         454.5        515.7
              Traditional/Universal life insurance                 61.9            63.4         121.7        122.2
              ------------------------------------------------------------------------------------------------------
                Total life insurance sales                  $     341.5     $     350.2    $    842.5   $    927.4
              ======================================================================================================

              The Company sells its products through a diverse distribution network. Unaffiliated entities that sell the Company's products to their own customer base include independent broker/dealers, wirehouse and regional firms, financial institutions, pension plan administrators, life insurance specialists and Provident agents. Representatives of an affiliate who market products directly to a customer base include Nationwide Retirement Solutions. The Company also distributes retirement savings products through the agency distribution force of its ultimate parent company, NMIC.

              Sales by distribution channel are summarized as follows:

                                                                  THREE MONTHS ENDED         SIX MONTHS ENDED
                                                                      JUNE 30,                   JUNE 30,
                                                           --------------------------------------------------------
              (in millions)                                    2002          2001          2002          2001
              =====================================================================================================
              Independent broker/dealers                   $      909.4  $    1,068.8  $    1,923.6  $    2,261.5
              Financial institutions                              864.3         820.6       1,609.0       1,543.0
              Wirehouse and regional firms                        475.8         690.4         943.2       1,029.7
              Nationwide Retirement Solutions                     372.6         404.9         714.9         837.2
              Life insurance specialists                          139.9         137.9         454.5         515.7
              Pension plan administrators                         188.6         240.3         410.6         543.1
              Nationwide agents                                   185.7         193.7         346.2         362.5
              Provident agents                                     21.0           -            29.9           -
              -----------------------------------------------------------------------------------------------------
                Total                                      $    3,157.3  $    3,556.6  $    6,431.9  $    7,092.7
              =====================================================================================================

              The decline in sales in the independent broker/dealer channel reflects primarily lower demand for variable annuities due to declining and volatile equity markets. Also contributing to the decline were lower private sector group pension sales of group annuities, as an increasing percentage of total group pension sales are sold as trust products offered by an affiliate, Nationwide Trust Company, FSB.

              Sales through financial institutions increased 5% in second quarter 2002 to $864.3 million compared to sales of $820.6 million in second quarter 2001 and are up 4% for the first six months of 2002, principally due to strong sales of deferred fixed annuities, offset by lower variable annuity sales.

              Sales through Nationwide Retirement Solutions declined 8% in second quarter 2002 and 15% year-to-date compared to 2001, reflecting the impact of case terminations in 2001 and 2002.

              Sales through wirehouse and regional firms decreased 31% in the second quarter of 2002 to $475.8 million compared to sales of $690.4 million in second quarter 2001 due primarily to a spike in sales in second quarter of 2001 from the launch of the Waddell and Reed Financial, Inc. relationship. For the first six months of 2002, sales through this channel decreased 8% to $943.2 million compared to $1.03 billion in the same period a year ago, reflecting lower sales from the Waddell & Reed Financial, Inc. relationship.

              Sales through pension plan administrators dropped 22% in second quarter 2002 over the same period a year ago, while year-to-date 2002 sales decreased 24% compared to the same period a year ago. As the Company's private sector pension business model continues to evolve, direct production through this channel is not expected to grow, with more new business opportunities being created in conjunction or partnership with the independent broker/dealer, wirehouse and bank relationships.

              BUSINESS SEGMENTS

              The Company reports three product segments: Individual Annuity, Institutional Products and Life Insurance. In addition, the Company reports certain other revenues and expenses in a Corporate segment.

     The following table summarizes operating income before federal income tax expense for the Company's business segments for the periods indicated.

                                                                            THREE MONTHS ENDED           SIX MONTHS ENDED
                                                                                  JUNE 30,                    JUNE 30,
                                                                        -------------------------------------------------------
                 (in millions)                                               2002          2001          2002          2001
              =================================================================================================================
                 Individual Annuity                                       $ 53.7         $  61.2        $108.5     $ 123.7
                 Institutional Products                                     54.1            54.5         110.6       107.5
                 Life Insurance                                             49.2            44.1          89.8        96.2
                 Corporate(1)                                                0.7             8.3           4.4        13.1
              -----------------------------------------------------------------------------------------------------------------
                   Operating income before federal income tax expense(1)  $157.7         $ 168.1        $313.3     $ 340.5
              =================================================================================================================

------------

(1) Excludes net realized gains and losses on investments not related to securitizations, hedging instruments and hedged items, discontinued operations and cumulative effect of adoption of accounting principles.

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

                                                                            THREE MONTHS ENDED           SIX MONTHS ENDED
                                                                                 JUNE 30,                    JUNE 30,
                                                                        -------------------------------------------------------
              (in millions)                                                 2002          2001          2002          2001
              =================================================================================================================
              INCOME STATEMENT DATA
              Revenues:
                Policy charges                                          $      122.6  $      126.7  $      242.0    $    254.7
                Net investment income                                          160.8         127.2         312.1         251.6
                Premiums on immediate annuities                                 16.2          17.7          29.4          33.7
              -----------------------------------------------------------------------------------------------------------------
                                                                               299.6         271.6         583.5         540.0
              -----------------------------------------------------------------------------------------------------------------

              Benefits and expenses:
                Interest credited to policyholder account values               122.0         105.1         237.1         205.4
                Other benefits                                                  21.4          19.9          37.7          35.6
                Amortization of deferred policy acquisition costs               53.9          54.8         106.3         111.2
                Other operating expenses                                        48.6          30.6          93.9          64.1
              -----------------------------------------------------------------------------------------------------------------
                                                                               245.9         210.4         475.0         416.3
              -----------------------------------------------------------------------------------------------------------------
                 Operating income before federal income tax expense     $       53.7  $       61.2  $      108.5    $    123.7
              =================================================================================================================

              OTHER DATA
              Sales:
                Individual variable annuities                           $    1,074.6  $    1,563.4  $    2,172.3    $  2,813.0
                Individual fixed annuities                                     682.8         471.0       1,222.8         826.3
              -----------------------------------------------------------------------------------------------------------------
                 Total individual annuity sales                         $    1,757.4  $    2,034.4  $    3,395.1    $  3,639.3

              =================================================================================================================

              Average account values:
                General account                                         $    9,536.3  $    7,285.2  $    9,254.8    $  7,099.8
                Separate account                                            31,693.0      34,039.6      32,157.2      34,632.5
              -----------------------------------------------------------------------------------------------------------------
                 Total average account values                           $   41,229.3  $   41,324.8  $   41,412.0    $ 41,732.3
              =================================================================================================================

              Account values as of period end:
                Individual variable annuities                           $  33,055.4   $   37,170.8
                Individual fixed annuities                                  6,825.0        4,633.0
              -----------------------------------------------------------------------------------------------------------------
                 Total account values                                   $  39,880.4   $   41,803.8
              =================================================================================================================

              Return on average allocated capital                              10.4%          14.4%        10.8%         15.4%
              Pre-tax operating income to average account values               0.52%          0.59%        0.52%         0.59%

              -----------------------------------------------------------------------------------------------------------------

              Pre-tax operating earnings totaled $53.7 million in second quarter 2002, down 12% compared to second quarter 2001 earnings of $61.2 million. Pre-tax operating earnings for the first half of 2002 also decreased 12% compared to the first half of 2001. An increase in interest spread income was offset by lower asset fees and higher operating expenses.

              Asset fees decreased to $100.2 million in the second quarter of 2002, down 7% from $107.4 million in the same period a year ago. Assets fees for the first half of 2002 decreased 6% to $202.0 million compared to $215.7 million in the same period a year ago. Asset fees are calculated daily and charged as a percentage of separate account values. The fluctuations in asset fees are primarily due to changes in the market value of investment options underlying the account values, which have followed the general trends of the equity markets. Average separate account values decreased 7% to $32.16 billion as of June 30, 2002 compared to $34.63 billion a year ago.

              Operating expenses were $48.6 million in second quarter 2002, an increase of 59% over second quarter 2001. During the first half of 2002, operating expenses totaled $93.9 million, an increase of 46% over the first half of 2001 total of $64.1 million. The increase in general operating expenses compared to a year ago is the result of a growing customer base, an increase in employee benefit costs, an increase in trail commissions and projects focused on improving producer and customer service and increasing sales.

              Interest spread income is net investment income less interest credited to policyholder account values. Interest spread income can vary depending on crediting rates offered by the Company, performance of the investment portfolio, including the rate of prepayments, changes in market interest rates, the competitive environment and other factors.

              The following table depicts the interest spread on average general account values in the Individual Annuity segment for the periods indicated.


                                                                        THREE MONTHS ENDED           SIX MONTHS ENDED
                                                                             JUNE 30,                    JUNE 30,
                                                                    --------------------------------------------------------
                                                                        2002          2001          2002          2001
              ==============================================================================================================
              Net investment income                                       7.10%         7.57%       7.16%         7.73%
              Interest credited                                           5.12          5.77        5.12          5.79
              ------------------------------------------------------------------------------------------------------------
                   Interest spread on average general account values      1.98%         1.80%       2.04%         1.94%
              ============================================================================================================

              Interest spread on average general account values increased 18 basis points in second quarter 2002 compared to a year ago. The increase is primarily due to a reduction in interest crediting rates in response to declining market rates.

              The Company regularly reviews its DAC balances and underlying assumptions. Recent declines in the stock market may reduce the Company's assumptions for future gross profits which could result in an adjustment to the DAC balance and an acceleration of amortization expense. Should the equity markets remain at end of July levels for the remainder of this year, the Company would likely record an adjustment to the DAC balance in the fourth quarter of 2002 or first quarter of 2003. Under those assumptions, the increase in amortization expense would be approximately $175 million to $200 million, after tax. Should the equity markets rebound in the coming months, the likelihood of an adjustment to the DAC balance will be reduced.

              Individual Annuity sales, which exclude internal replacements, during second quarter 2002 were $1.76 billion, down 13% from $2.03 billion in the year ago quarter. For the first half of 2002, sales totaled $3.40 billion compared to $3.64 billion in the first half of 2001. The appeal of fixed products to consumers remained very strong, as sales of fixed annuities reached $682.8 million in second quarter 2002, a 45% increase from the quarter ended a year ago. Fixed annuity sales for the first half of 2002 totaled $1.22 billion compared to $826.3 million in the first half of 2001.

              Individual Annuity segment deposits in second quarter 2002 of $1.87 billion offset by withdrawals and surrenders totaling $1.47 billion generated net flows of $399.5 million compared to the $987.0 million achieved a year ago. The decrease in net flows is attributable to the decline in sales combined with an increase in variable annuity surrenders due to the implementation of short-term trading fees and a change in procedures which now allow customers quicker access to their funds.

              The decrease in pre-tax operating income to average account values in second quarter and first half of 2002 compared to 2001 is primarily a result of lower asset fees and higher expenses, partially offset by increased spread income of general account assets. The decrease in return on average allocated capital to 10.4% in the current quarter reflects the decrease in operating income coupled with an increase in allocated capital as a result of the significant growth in fixed annuities.

Institutional Products

The Institutional Products segment is comprised of the Company's private and public sector group retirement plans, medium-term note program and structured products initiatives. The private sector includes the 401(k) business generated through fixed and variable annuities. The public sector includes the IRC Section 457 business in the form of fixed and variable annuities.

Sales results do not include business generated through the Company's medium-term note program, large case pension plan acquisitions and Nationwide employee and agent benefit plans, however the income statement data does reflect this business.

The following table summarizes certain selected financial data for the Company's Institutional Products segment for the periods indicated.

                                                            THREE MONTHS ENDED           SIX MONTHS ENDED
                                                                 JUNE 30,                    JUNE 30,
                                                            -----------------------  -----------------------------
              (in millions)                                  2002          2001          2002          2001
=================================================================================================================
INCOME STATEMENT DATA
Revenues:
  Policy charges                                         $     44.7    $     54.2    $     94.7    $    111.1
  Net investment income                                       198.0         211.8         394.3         423.5
  Other                                                         0.2           0.2           3.7           1.4
------------------------------------------------------------------------------------------------------------------
                                                              242.9         266.2         492.7         536.0
------------------------------------------------------------------------------------------------------------------

Benefits and expenses:
  Interest credited to policyholder account values            134.5         158.7         267.6         316.8
  Other benefits and expenses                                  54.3          53.0         114.5         111.7
------------------------------------------------------------------------------------------------------------------
                                                              188.8         211.7         382.1         428.5
------------------------------------------------------------------------------------------------------------------
    Operating income before federal income tax expense   $     54.1    $     54.5    $    110.6    $    107.5
==================================================================================================================

OTHER DATA
Sales:
  Private sector pension plans                           $    707.3    $    784.0    $  1,508.4    $  1,735.9
  Public sector pension plans                                 351.1         388.0         685.9         790.1
------------------------------------------------------------------------------------------------------------------
    Total institutional products sales                   $  1,058.4    $  1,172.0    $  2,194.3    $  2,526.0
==================================================================================================================

Average account values:
  General account                                        $ 12,424.3    $ 11,505.4    $ 12,253.4    $ 11,257.0
  Separate account                                         20,643.0      23,737.1      21,065.5      24,181.4
------------------------------------------------------------------------------------------------------------------
    Total average account values                         $ 33,067.3    $ 35,242.5    $ 33,318.9    $ 35,438.4
==================================================================================================================
Account values as of period end:
  Private sector pension plans                           $ 15,020.0    $ 17,079.2
  Public sector pension plans                              13,100.1      16,034.5
  Funding agreements backing medium-term notes              4,104.8       2,569.5
------------------------------------------------------------------------------------------------------------------
    Total account values                                 $ 32,224.9    $ 35,683.2
==================================================================================================================
Return on average allocated capital                            23.5%         23.3%         24.0%         23.9%
Pre-tax operating income to average account values             0.65%         0.62%         0.66%         0.61%
==================================================================================================================

Pre-tax operating income totaled $54.1 million in the quarter ended June 30, 2002, down slightly compared to the pre-tax operating income of $54.5 million reported a year ago. Pre-tax operating income increased 3% to $110.6 million in the first six months of 2002 compared to the same period a year ago. Significant growth in interest spread income was offset by lower policy charges and higher operating expenses.

              Asset fees declined 13% to $39.6 million in the second quarter of 2002 compared to $45.7 million in the quarter a year ago. Asset fees totaled $80.5 million for the first half of 2002 compared to $92.9 million for the first half of 2001. The decline was driven by a 13% decrease in average separate account values in both the quarter and first half of 2002 compared to the same periods a year ago, attributable to market depreciation on assets and public sector pension case terminations.

              Interest spread income is net investment income less interest credited to policyholder account values. Interest spread income can vary depending on crediting rates offered by the Company, performance of the investment portfolio, including the rate of prepayments, changes in market interest rates, the competitive environment and other factors. Interest spread income was $10.4 million higher in the second quarter of 2002 compared to the second quarter of 2001 and $20.0 million higher on a year-to-date basis driven by both higher average general account values and improved interest spread. The increase in average general account values was led by growth in the medium-term note program, where we issued $400.0 million of notes during the quarter and $975.0 million during the first six months of 2002.

              The following table depicts the interest spread on general account values in the Institutional Products segment for the periods indicated.

                                                                           THREE MONTHS ENDED           SIX MONTHS ENDED
                                                                                JUNE 30,                    JUNE 30,
                                                                       --------------------------------------------------------
                                                                           2002          2001          2002           2001
                 ==============================================================================================================
                 Net investment income                                       6.37%         7.36%         6.44%          7.52%
                 Interest credited                                           4.33          5.52          4.37           5.63
                 --------------------------------------------------------------------------------------------------------------
                    Interest spread on average general account values        2.04%         1.84%         2.07%          1.89%
                 ==============================================================================================================

              Interest spread improved to 204 basis points in the second quarter of 2002 compared to 184 basis points a year ago as effective crediting rate management more than offset lower investment income yields on account values.

              Institutional Products sales during second quarter 2002 reached $1.06 billion compared to sales of $1.17 billion in second quarter 2001. For the first six months of 2002, sales reached $2.19 billion compared to $2.53 billion for the same period a year ago. Private sector pension plan sales of group annuities have decreased, as an increasing percentage of pension sales are sold as trust products offered by an affiliate, Nationwide Trust Company, FSB. Sales in the Public Sector declined from a year ago reflecting the impact of case terminations in 2001 and 2002 on recurring deposits. In addition, an increasing number of sales of new plan sales are administration-only products offered by Nationwide Retirement Solutions, an affiliate of the Company, rather than annuities offered by the Company.

              Institutional Products segment deposits in second quarter 2002 of $1.10 billion, offset by participant withdrawals and surrenders totaling $1.11 billion, generated net flows from participant activity of $(13.2) million, compared to second quarter 2001 net flows of $109.5 million. Year-to-date 2002 net flows decreased 183% to $(175.5) million compared to year-to-date 2001 net flows of $211.8 million. In the Private Sector, increased competition and a slow-down in new plan creation is increasing the level of take-over business. In the Public Sector, the increase reflects participants taking advantage of the new portability provisions created as part of the tax reforms enacted a year ago and the decrease in sales.

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


                                                           THREE MONTHS ENDED      SIX MONTHS ENDED
                                                                JUNE 30,               JUNE 30,
                                                        ----------------------------------------------
(in millions)                                               2002       2001          2002      2001
=====================================================================================================
 INCOME STATEMENT DATA
 Revenues:
  Total policy charges                                 $    87.5    $    75.5    $   174.6   $ 158.2
  Net investment income                                     81.9         81.2        161.9     161.1
  Other                                                     47.8         50.2         95.3     100.5
-----------------------------------------------------------------------------------------------------
                                                           217.2        419.8        206.9     431.8
-----------------------------------------------------------------------------------------------------
Benefits                                                   112.3        112.4        225.8     215.0
Operating expenses                                          55.7         50.4        116.2     108.6
-----------------------------------------------------------------------------------------------------
                                                           168.0        162.8        342.0     323.6
-----------------------------------------------------------------------------------------------------
  Operating income before federal income tax expense   $    49.2    $    44.1    $    89.8   $  96.2
=====================================================================================================

OTHER DATA
Sales:
  The BEST of AMERICA variable life series             $   139.7    $   148.9    $   266.3   $ 289.5
  Corporate-owned life insurance                           139.9        137.9        454.5     515.7
  Traditional/Universal life insurance                      61.9         63.4        121.7     122.2
-----------------------------------------------------------------------------------------------------
    Total life insurance sales                         $   341.5    $   350.2    $   842.5   $ 927.4
=====================================================================================================

Policy reserves as of period end:
  Individual investment life insurance                 $ 2,160.5    $ 2,139.0
  Corporate investment life insurance                    3,530.3      2,987.3
  Traditional life insurance                             1,905.1      1,837.7
  Universal life insurance                                 816.0        774.2
-----------------------------------------------------------------------------------------------------
    Total policy reserves                              $ 8,411.9    $ 7,738.2
=====================================================================================================

Life insurance in-force as of period end:
  Individual investment life insurance                 $32,721.2    $28,673.0
  Corporate investment life insurance                    8,402.3      7,072.9
  Traditional life insurance                            24,966.1     24,222.2
  Universal life insurance                               7,763.9      7,904.5
-----------------------------------------------------------------------------------------------------
    Total insurance in-force                           $73,853.5    $67,872.6
=====================================================================================================

Return on average allocated capital                         13.4%        11.0%        12.5%     12.2%
=====================================================================================================

Life Insurance segment earnings increased 12% to $49.2 million for the second quarter 2002, up from $44.1 million a year ago. An increase in policy charges and improved mortality experience offset the increase in operating expenses. On a year-to-date basis segment earnings decreased 7% to $89.8 million in 2001 from $96.2 million in 2001. Adverse mortality early in 2002 and higher operating expenses contributed to the decline.

Driven by increased policy charges, revenues from investment life products increased to $107.9 million in second quarter 2002 compared to $97.8 million in second quarter 2001, while year-to-date revenues increased to $214.7 million for 2002 compared to $203.0 million for 2001. The increase in policy charges is attributable to a growing block of investment life business, as insurance in-force increased 15% to $41.12 billion as of second quarter 2002, compared to $35.75 billion in second quarter 2001, which offset the impact of lower premium loads due to a decline in life insurance premiums.

              Pre-tax earnings from investment life products totaled $30.8 million in second quarter 2002 a 29% increase from $23.8 million in second quarter 2001, while the first six months of 2002 reached $52.3 million compared to $56.0 million a year ago, a 7% decrease. The growth in current quarter pre-tax earnings is due to the increase in policy charges mentioned above, offset by increased general operating expenses. Adverse mortality reduced year-to-date earnings, as higher than normal frequency of death claims were reported in the first quarter of 2002.

              Fixed life pre-tax earnings decreased slightly to $18.4 million in second quarter 2002 compared to $20.3 million in the same period a year ago. For the first six months of 2002, pre-tax earnings decreased 7% to $37.5 million compared to $40.2 for the first six months of 2001. Increases in policy benefit costs and operating expenses contributed to the declines.

              Total life insurance sales, excluding all BOLI and Nationwide employee and agent benefit plan sales, decreased 2% to $341.5 million in second quarter 2002 compared to $350.2 million in second quarter 2001. For the first six months of 2002, total life insurance sales, excluding all BOLI and Nationwide employee and agent benefit plan sales, decreased $84.9 million over 2001 and totaled $842.5 million. Individual variable universal life sales have been adversely impacted by the phase out of the estate tax, uncertainty surrounding the taxation of split dollar plans, and the volatile stock market. Sales of new COLI cases are down in 2002 compared to 2001 due to the depressed economic conditions as corporations are less inclined to form new executive benefit plans and existing plans are being funded at lower levels.

              Corporate

              The Corporate segment consists of net investment income not allocated to the three product segments, unallocated expenses and interest expense on debt.

              The following table summarizes certain selected financial data for the Company's Corporate segment for the periods indicated.

                                                                            THREE MONTHS ENDED           SIX MONTHS ENDED
                                                                                 JUNE 30,                    JUNE 30,
                                                                        -------------------------------------------------------
              (in millions)                                                 2002          2001          2002          2001
              =================================================================================================================

              INCOME STATEMENT DATA
              Operating revenues (1)                                    $  6.5        $  9.0    $  18.2     $   16.4
              Interest expense on debt, primarily with a related party    (6.0)         (1.6)     (11.7)        (3.9)
              Other operating expenses                                     0.2           0.9       (2.1)         0.6
              -----------------------------------------------------------------------------------------------------------------
                Operating income before federal income tax expense(1)   $  0.7        $  8.3    $   4.4     $   13.1
              =================================================================================================================

              ----------
         (1) Excludes net realized gains and losses on investments not related to securitizations, hedging instruments and hedged items, discontinued operations and cumulative effect of adoption of accounting principles.

              The decline in second quarter 2002 revenues reflects a decrease in investment income from real estate investments. The additional interest expense in 2002 reflects the December 2001 and June 2002 surplus note offerings, offset by lower utilization of commercial paper borrowings.

              In addition to these operating revenues and expenses, the Company also reports net realized gains and losses on investments not related to securitizations, hedging instruments and hedged items in the Corporate segment. Net realized losses on investments, hedging instruments and hedged items totaled $13.3 million in second quarter 2002 compared to $5.8 million gains in the same period a year ago. For the first half of 2002, net realized gains on investments, hedging instruments and hedged items totaled $12.9 million compared to $5.9 million gains for the first half of 2001. Also, during second quarter 2002, the Company recorded realized losses related to other-than-temporary impairments on securities available-for-sale of $28.1 million, compared to $3.7 million a year ago, while year-to-date 2002 realized losses related to other-than-temporary impairments on securities available-for-sale totaled $32.6 million compared to $7.7 million for the same period a year ago. In the second quarter of 2002, the Company recorded net realized losses on investments of $22.5 million, pre-tax, related to WorldCom, Inc.

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

              During the first quarter of 2002, the Company sold a credit enhanced equity interest in a Fund to a third party. The transaction provides a cumulative guaranteed return to the third party investor as it relates to the tax credits flows over the life of the transaction. The Company does not anticipate making any payments related to the guarantee provision provided by this transaction due to the diversity of and stabilization of the majority of the underlying properties and underlying reserves. Also see note 4 to the unaudited financial statemtents.

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

              On October 29, 1998, the Company was named in a lawsuit filed in Ohio state court related to the sale of deferred annuity products for use as investments in tax-deferred contributory retirement plans (Mercedes Castillo v. Nationwide Financial Services, Inc., Nationwide Life Insurance Company and Nationwide Life and Annuity Insurance Company). On May 3, 1999, the complaint was amended to, among other things, add Marcus Shore as a second plaintiff. The amended complaint is brought as a class action on behalf of all persons who purchased individual deferred annuity contracts or participated in group annuity contracts sold by the Company and the other named Company affiliates which were used to fund certain tax-deferred retirement plans. The amended complaint seeks unspecified compensatory and punitive damages. On June 11, 1999, the Company and the other named defendants filed a motion to dismiss the amended complaint. On March 8, 2000, the court denied the motion to dismiss the amended complaint filed by the Company and the other named defendants. On January 25, 2002, the plaintiffs filed a motion for leave to amend their complaint to add three new named plaintiffs. On February 9, 2002, the plaintiffs filed a motion for class certification, which has not been granted. The Company is opposing this motion. On February 9, 2002, Marcus Shore withdrew as a named plaintiff in the lawsuit. On April 16, 2002, the Company filed a motion for summary judgement on the individual claims of plaintiff Mercedes Castillo. On May 28, 2002, the Court denied plaintiffs' motion to add new persons as named plaintiffs, so the action is now proceeding with Mercedes Castillo as the only named plaintiff. The Company intends to defend this lawsuit vigorously.

              On August 15, 2001, the Company was named in a lawsuit filed in Connecticut federal court titled Lou Haddock, as trustee of the Flyte Tool & Die, Incorporated Deferred Compensation Plan, et al
              v. Nationwide Financial Services, Inc. and Nationwide Life Insurance Company. On September 6, 2001, the plaintiffs amended their complaint to include class action allegations. The plaintiffs seek to represent a class of retirement plans that purchased variable annuities from the Company to fund qualified ERISA retirement plans. The amended complaint alleges that the retirement plans purchased variable annuity contracts from the Company that allowed plan participants to invest in funds that were offered by separate mutual fund companies; that the Company was a fiduciary under ERISA and that the Company breached its fiduciary duty when it accepted certain fees from the mutual fund companies that purportedly were never disclosed by the Company; and that the Company violated ERISA by replacing many of the funds originally included in the plaintiffs' annuities with "inferior" funds because the new funds purportedly paid higher fees to the Company. The amended complaint seeks disgorgement of the fees allegedly received by the Company and other unspecified compensatory damages, declaratory and injunctive relief and attorney's fees. On November 15, 2001, the Company filed a motion to dismiss the amended complaint, which has not been decided. On December 3, 2001, the plaintiffs filed a motion for class certification. On January 15, 2002, the plaintiffs filed a response to the Company's motion to dismiss the amended complaint. On February 22, 2002, the Company filed a reply memorandum in support of its motion to dismiss. On March 12, 2002, the plaintiffs filed a response to the Company's reply memorandum. On March 19, 2002, the Company filed a supplemental memorandum in support of its motion to dismiss. The court heard oral argument on the motion to dismiss on August 6, 2002. The class has not been certified. The Company intends to defend this lawsuit vigorously.

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

ITEM 5        OTHER INFORMATION

              None.

ITEM 6        EXHIBITS AND REPORTS ON FORM 8-K

              (a) Exhibits:

                  None.

              (b) Reports on Form 8-K:

                  On July 30, 2002, the Company filed a Current Report on Form 8-K reporting the condensed consolidated balance sheets as of June 30, 2002 and December 31, 2001 and the condensed consolidated income statements for the three and six month periods ended June 30, 2002 and 2001.

                                    SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                            NATIONWIDE LIFE INSURANCE COMPANY
                           (Registrant)



Date: August 14, 2002      /s/Mark R. Thresher
                           ------------------------------------------
                           Mark R. Thresher
                           Senior Vice President - Finance -
                             Nationwide Financial
                           (Chief Accounting Officer)