Form 10-Q
period 2002-09-30
NATIONWIDE LIFE INSURANCE CO
filed 2002-11-14
CIK 205695

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2002

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission File No. 2-28596

NATIONWIDE LIFE INSURANCE COMPANY

(Exact name of registrant as specified in its charter)

OHIO	31-4156830

(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

One Nationwide Plaza
Columbus, Ohio 43215
(614) 249-7111
(Address, including zip code, and telephone number,
including area code, of Registrant’s principal executive offices)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the
Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to the filing requirements for at least the past 90 days.

Yes      X        No

All voting stock was held by affiliates of the Registrant on November 1, 2002.

COMMON STOCK (par value $1 per share) – 3,814,779 shares issued and outstanding as of November 1, 2002
(Title of Class)

The Registrant meets the conditions set forth in General Instruction H(1)(a) and (b) of
Form 10-Q and is therefore filing this Form with the reduced disclosure format.

NATIONWIDE LIFE INSURANCE COMPANY AND SUBSIDIARIES

FORM 10-Q

PART I — FINANCIAL INFORMATION

ITEM 1 Unaudited Consolidated Financial Statements

NATIONWIDE LIFE INSURANCE COMPANY AND SUBSIDIARIES
(a wholly owned subsidiary of Nationwide Financial Services, Inc.)

Consolidated Statements of Operations
(Unaudited)
(in millions)

	Three months ended		Nine months ended
	September 30,		September 30,

	2002	2001	2002	2001

Revenues

Policy charges	$234.7	$243.9	$746.0	$768.0

Life insurance premiums	64.5	59.4	189.2	189.8

Net investment income	465.2	434.9	1,351.4	1,286.6

Net realized (losses) gains on investments, hedging instruments and hedged items:

Unrelated parties	(41.1)	(7.7)	(86.6)	(9.5)

Related parties	23.2	44.4	23.2	44.4

Other	0.5	1.9	4.5	7.8

	747.0	776.8	2,227.7	2,287.1

Benefits and expenses

Interest credited to policyholder account values	321.3	314.8	917.1	923.9

Other benefits and claims	77.6	66.8	228.2	209.0

Policyholder dividends on participating policies	11.6	9.5	33.5	31.1

Amortization of deferred policy acquisition costs	430.4	85.2	598.2	265.2

Interest expense on debt, primarily with a related party	12.0	0.8	23.7	4.7

Other operating expenses	120.6	108.6	385.7	323.5

	973.5	585.7	2,186.4	1,757.4

(Loss) income from continuing operations before federal income tax (benefit) expense and cumulative effect of adoption of accounting principles	(226.5)	191.1	41.3	529.7

Federal income tax (benefit) expense	(91.3)	53.1	(23.3)	142.0

(Loss) income from continuing operations before cumulative effect of adoption of accounting principles	(135.2)	138.0	64.6	387.7

Income from discontinued operations, net of tax	—	0.6	0.7	1.1

Cumulative effect of adoption of accounting principles, net of tax	—	—	—	(7.1)

Net (loss) income	$(135.2)	$138.6	$65.3	$381.7

See accompanying notes to unaudited consolidated financial statements, including note 10 which describes related party transactions.

NATIONWIDE LIFE INSURANCE COMPANY AND SUBSIDIARIES
(a wholly owned subsidiary of Nationwide Financial Services, Inc.)

Consolidated Balance Sheets
(in millions, except per share amounts)

	September 30,	December 31,
	2002	2001

	(Unaudited)
Assets

Investments:

Securities available-for-sale, at fair value:

Fixed maturity securities (cost $21,706.3 in 2002; $17,961.6 in 2001)	$22,686.8	$18,370.8

Equity securities (cost $87.5 in 2002; $83.0 in 2001)	83.5	94.0

Mortgage loans on real estate, net	7,691.7	7,113.1

Real estate, net	112.5	172.0

Policy loans	628.5	591.1

Other long-term investments	138.2	125.0

Short-term investments, including amounts managed by a related party	1,231.2	1,011.3

	32,572.4	27,477.3

Cash	73.0	22.6

Accrued investment income	339.3	306.7

Deferred policy acquisition costs	2,909.5	3,189.0

Other assets	993.5	646.0

Assets held in separate accounts	46,399.7	59,513.0

	$83,287.4	$91,154.6

Liabilities and Shareholder’s Equity

Future policy benefits and claims	$29,481.3	$25,216.0

Short-term debt, including $100.0 million payable to Nationwide Financial Services, Inc. in 2002	160.0	100.0

Long-term debt, payable to Nationwide Financial Services, Inc.	600.0	300.0

Other liabilities	3,127.0	2,307.9

Liabilities related to separate accounts	46,399.7	59,513.0

	79,768.0	87,436.9

Shareholder’s equity:

Capital shares, $1 par value. Authorized 5.0 million shares; 3.8 million shares issued and outstanding	3.8	3.8

Additional paid-in capital	171.1	646.1

Retained earnings	2,883.4	2,863.1

Accumulated other comprehensive income	461.1	204.7

	3,519.4	3,717.7

	$83,287.4	$91,154.6

See accompanying notes to unaudited consolidated financial statements, including note 10 which describes related party transactions.

NATIONWIDE LIFE INSURANCE COMPANY AND SUBSIDIARIES
(a wholly owned subsidiary of Nationwide Financial Services, Inc.)

Consolidated Statements of Shareholder’s Equity
(Unaudited)
Nine Months Ended September 30, 2002 and 2001
(in millions)

				Accumulated
		Additional		other	Total
	Common	paid-in	Retained	comprehensive	shareholder's
	stock	capital	earnings	income (loss)	equity

Balance as of January 1, 2001	$3.8	$646.1	$2,436.3	$116.7	$3,202.9

Comprehensive income:

Net income	—	—	381.7	—	381.7

Net unrealized gains on securities available-for- sale arising during the period, net of tax	—	—	—	183.4	183.4

Cumulative effect of adoption of accounting principles, net of tax	—	—	—	(1.4)	(1.4)

Accumulated net gains on cash flow hedges, net of tax	—	—	—	3.8	3.8

Total comprehensive income					567.5

Dividends to shareholder	—	—	(35.0)	—	(35.0)

Balance as of September 30, 2001	$3.8	$646.1	$2,783.0	$302.5	$3,735.4

Balance as of January 1, 2002	$3.8	$646.1	$2,863.1	$204.7	$3,717.7
Comprehensive income:

Net income	—	—	65.3	—	65.3

Net unrealized gains on securities available-for- sale arising during the period, net of tax	—	—	—	245.5	245.5

Accumulated net gains on cash flow hedges, net of tax	—	—	—	10.9	10.9

Total comprehensive income					321.7

Returns of capital to shareholder	—	(475.0)	—	—	(475.0)

Dividends to shareholder	—	—	(45.0)	—	(45.0)

Balance as of September 30, 2002	$3.8	$171.1	$2,883.4	$461.1	$3,519.4

See accompanying notes to unaudited consolidated financial statements, including note 10 which describes related party transactions.

NATIONWIDE LIFE INSURANCE COMPANY AND SUBSIDIARIES
(a wholly owned subsidiary of Nationwide Financial Services, Inc.)

Consolidated Statements of Cash Flows
(Unaudited)
Nine Months Ended September 30, 2002 and 2001
(in millions)

	2002	2001

Cash flows from operating activities

Net income	$65.3	$381.7

Adjustments to reconcile net income to net cash provided by operating activities:

Income from discontinued operations	(0.7)	(1.1)

Interest credited to policyholder account values	917.1	923.9

Capitalization of deferred policy acquisition costs	(497.4)	(556.9)

Amortization of deferred policy acquisition costs	598.2	265.2

Amortization and depreciation	(4.1)	(23.4)

Realized losses (gains) on investments, hedging instruments and hedged items:

Unrelated parties	86.6	9.5

Related parties	(23.2)	(44.4)

Cumulative effect of adoption of accounting principles	—	10.9

Increase in accrued investment income	(32.6)	(56.6)

Increase in other assets	(364.3)	(186.9)

Increase in policy liabilities	22.0	21.1

Increase in other liabilities	444.9	249.3

Other, net	33.8	2.4

Net cash provided by continuing operations	1,245.6	994.7

Net cash provided by discontinued operations	0.7	0.5

Net cash provided by operating activities	1,246.3	995.2

Cash flows from investing activities

Proceeds from maturity of securities available-for-sale	3,005.6	3,076.6

Proceeds from sale of securities available-for-sale	1,380.0	246.9

Proceeds from repayments of mortgage loans on real estate	626.1	639.8

Proceeds from sale of real estate	94.8	168.5

Proceeds from repayments of policy loans and sale of other invested assets	43.8	57.3

Cost of securities available-for-sale acquired	(8,031.6)	(4,958.7)

Cost of mortgage loans on real estate acquired	(1,188.3)	(1,246.8)

Cost of real estate acquired	(1.0)	(0.3)

Short-term investments, net	(220.0)	(328.6)

Disposal of subsidiary, net of cash	(20.0)	—

Collateral – securities lending, net	248.9	—

Other, net	(310.4)	(150.9)

Net cash used in continuing operations	(4,372.1)	(2,496.2)

Net cash provided by discontinued operations	—	0.8

Net cash used in investing activities	(4,372.1)	(2,495.4)

Cash flows from financing activities

Net change in short-term debt	60.0	(93.7)

Net proceeds from issuance of long-term debt to Nationwide Financial Services, Inc.	300.0	—

Capital returned to shareholder	(475.0)	—

Cash dividends paid to shareholder	(35.0)	(35.0)

Increase in investment and universal life insurance product account values	4,982.7	4,517.3

Decrease in investment and universal life insurance product account values	(1,656.5)	(2,881.9)

Net cash provided by financing activities	3,176.2	1,506.7

Net increase in cash	50.4	6.5

Cash, beginning of period	22.6	18.4

Cash, end of period	$73.0	$24.9

See accompanying notes to unaudited consolidated financial statements, including note 10 which describes related party transactions.

NATIONWIDE LIFE INSURANCE COMPANY AND SUBSIDIARIES
(a wholly owned subsidiary of Nationwide Financial Services, Inc.)

Notes to Unaudited Consolidated Financial Statements
Nine Months Ended September 30, 2002

(1)	Basis of Presentation

The accompanying unaudited consolidated financial statements of Nationwide Life Insurance Company and subsidiaries (NLIC or collectively, the Company) have been prepared in accordance with accounting principles generally accepted in the United States of America (GAAP), which differ from statutory accounting practices prescribed or permitted by regulatory authorities, for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all information and footnotes required by GAAP for complete financial statements. The financial information included herein reflects all adjustments (all of which are normal and recurring in nature) which are, in the opinion of management, necessary for a fair presentation of financial position and results of operations. Operating results for all periods presented are not necessarily indicative of the results that may be expected for the full year. All significant intercompany balances and transactions have been eliminated. The accompanying unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements and related notes for the year ended December 31, 2001 included in the Company’s annual report on Form 10-K.

(2)	Significant Accounting Policy

Deferred Policy Acquisition Costs

The costs of acquiring business, principally commissions, certain expenses of the policy issue and underwriting department and certain variable sales expenses that relate to and vary with the production of new and renewal business have been deferred. Deferred policy acquisition costs (DAC) are subject to recoverability testing at the time of policy issuance and loss recognition testing at the end of each reporting period.

For investment products (principally individual and group annuities) and universal life insurance products, DAC is being amortized with interest over the lives of the policies in relation to the present value of estimated future gross profits from projected interest margins, asset fees, cost of insurance, policy administration and surrender charges, less policy benefits and policy maintenance expenses. The DAC asset related to investment products and universal life insurance products is adjusted to reflect the impact of unrealized gains and losses on fixed maturity securities available-for-sale as described in note 2(b) to the audited consolidated financial statements included in the Company’s 2001 Form 10-K.

The most significant assumptions that are involved in the estimation of future gross profits include future net separate account performance, surrender/lapse rates, interest margins and mortality. The Company’s long-term assumption for net separate account performance is 8 percent. If actual net separate account performance varies from the 8 percent assumption, the Company assumes different performance levels over the next three years, such that the mean return equals the long-term assumption. This process is referred to as a reversion to the mean. The assumed net separate account return assumptions used in the DAC models are intended to reflect what is anticipated. However, based on historical returns of the S&P 500 Index, the Company’s policy regarding the reversion to the mean process does not permit such returns to be below zero percent or in excess of 15 percent during the three-year reversion period.

Changes in assumptions can have a significant impact on the calculation of DAC on investment products and universal life insurance products and their related amortization patterns. In the event actual experience differs from assumptions or assumptions are revised, the Company is required to record an increase or decrease in DAC amortization expense (DAC unlocking), which could be significant. In general, increases in the estimated general and separate account returns result in increased expected future profitability and may lower the rate of DAC amortization, while increases in lapse/surrender and mortality assumptions reduce the expected future profitability of the underlying business and may increase the rate of DAC amortization.

NATIONWIDE LIFE INSURANCE COMPANY AND SUBSIDIARIES
(a wholly owned subsidiary of Nationwide Financial Services, Inc.)

Notes to Unaudited Consolidated Financial Statements, Continued

Due to the magnitude of DAC balance related to the individual variable annuity business, the sensitivity of the calculation to minor changes in the underlying assumptions and the related volatility that could result in the reported DAC balance without meaningful improvement in its reasonableness, the Company evaluates the appropriateness of the individual variable annuity DAC balance within pre-set parameters. Should the recorded balance of individual variable annuity DAC fall outside of these parameters for a prescribed period of time, or should the recorded balance fall outside of these parameters and the Company determines it is not reasonably possible to get back within this period of time, assumptions are required to be unlocked and the DAC is recalculated using revised best estimate assumptions. Otherwise, DAC is not unlocked to reflect updated assumptions. In the event DAC assumptions are unlocked and revised, the Company will continue to use the reversion to the mean process.

For other investment products and universal life insurance products, DAC is unlocked each quarter to reflect revised best estimate assumptions, including the use of a reversion to the mean methodology over the next three years as it relates to net separate account performance. Any resulting DAC unlocking adjustments are reflected currently in the consolidated financial statements.

For traditional life insurance products, the DAC asset is predominantly being amortized with interest over the premium-paying period of the related policies in proportion to the ratio of actual annual premium revenue to the anticipated total premium revenue. Such anticipated premium revenue is estimated using the same assumptions as those used for computing liabilities for future policy benefits at issuance. Under existing accounting guidance, the concept of DAC unlocking does not apply to traditional life insurance products, although evaluations of DAC for recoverability at the time of policy issuance and loss recognition testing at each reporting period are required.

(3)	Recently Issued Accounting Pronouncements

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

In October 2001, the FASB issued Statement of Financial Accounting Standards No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets (SFAS 144). SFAS 144 supersedes SFAS 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of, and APB Opinion No. 30, Reporting the Results of Operations – Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions (APB 30). SFAS 144 was adopted by the Company on January 1, 2002 and carries forward many of the provisions of SFAS 121 and APB 30 for recognition and measurement of the impairment of long-lived assets to be held and used, and measurement of long-lived assets to be disposed of by sale. Under SFAS 144, if a long-lived asset is part of a group that includes other assets and liabilities, then the provisions of SFAS 144 apply to the entire group. In addition, SFAS 144 does not apply to goodwill and other intangible assets that are not amortized. The adoption of SFAS 144 did not have a material impact on the results of operations or financial position of the Company.

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

NATIONWIDE LIFE INSURANCE COMPANY AND SUBSIDIARIES
(a wholly owned subsidiary of Nationwide Financial Services, Inc.)

Notes to Unaudited Consolidated Financial Statements, Continued

(4)	Deferred Policy Acquisition Costs

As part of the regular quarterly analysis of DAC, at the end of the third quarter of 2002, the Company determined that using actual experience to date and assumptions consistent with those used in the second quarter of 2002, its individual variable annuity DAC balance would be outside a pre-set parameter of acceptable results. The Company also determined that it was not reasonably possible that the DAC would return to an amount within the acceptable parameter within a prescribed period of time. Accordingly, the Company unlocked its DAC assumptions for individual variable annuities and reduced the DAC asset to the amount calculated using the revised assumptions. Because the Company unlocked the net separate account growth rate assumption for individual variable annuities for the three-year reversion period, the Company unlocked that assumption for all investment products and variable universal life insurance products to be consistent across product lines.

In the third quarter of 2002, the Company recorded an acceleration of DAC amortization totaling $347.1 million, before tax, or $225.6 million, net of $121.5 million of federal income tax benefit, which has been reported in the following segments in the amounts indicated, net of tax: Individual Annuity — $213.4 million, Institutional Products — $7.8 million and Life Insurance — $4.4 million. The acceleration of DAC amortization was the result of unlocking certain assumptions underlying the calculation of DAC for investment products and variable universal life insurance products. The most significant assumption changes were the resetting of the Company’s assumption for net separate account growth to 8 percent during the three-year reversion period for all investment products and variable life insurance products and increases in future lapses and costs related to guaranteed minimum death benefits on individual variable annuity contracts. These adjustments were primarily driven by the sustained downturn in the equity markets.

(5)	Securitization Transaction

During the first quarter of 2002, the Company sold a credit enhanced equity interest in a Low Income Housing Tax Credit Fund to an unrelated third party for $55.3 million. The Company recognized $3.1 million of structuring fee income related to this transaction. Additionally, $1.6 million of net proceeds were used to establish a stabilization reserve for certain properties that are not currently generating the underlying tax credits. This amount is evaluated regularly and is reduced and recognized in income if and when the properties begin generating tax credits and the related cash flow projections no longer require such reserves. There was no change in the stabilization. As part of this transaction, the Company has provided a cumulative guaranteed 5.25% return to the third party investor as it relates to the tax credit flows over the life of the transaction. The Company does not anticipate making any payments related to the guarantee provision provided by this transaction.

(6)	Federal Income Taxes

The Company provides for federal income taxes based on the projected effective tax rate for the year. The customary relationship between federal income tax (benefit) expense and pre-tax (loss) income from continuing operations before cumulative effect of adoption of accounting principles does not exist in 2002. This is a result of the Company recording accelerated DAC amortization (see note 4) in third quarter 2002 that generated $121.5 million of federal income tax benefit calculated at the U.S. federal corporate income tax rate of 35% which differs from the Company’s effective tax rate.

Effective October 1, 2002, Nationwide Corporation’s ownership in Nationwide Financial Services, Inc. (NFS) decreased from 80% to 63% and as a result, NFS and its subsidiaries, including the Company, will no longer qualify to be included in the Nationwide Mutual Insurance Company (NMIC) consolidated federal income tax return. As a result, previously deferred intercompany gains will be recognized for tax purposes and will result in the Company making a tax payment of $56.0 million to NMIC.

NATIONWIDE LIFE INSURANCE COMPANY AND SUBSIDIARIES
(a wholly owned subsidiary of Nationwide Financial Services, Inc.)

Notes to Unaudited Consolidated Financial Statements, Continued

(7)	Comprehensive Income

Comprehensive income includes net income (loss) as well as certain items that are reported directly within a separate component of shareholder’s equity that bypass net income (loss). Other comprehensive income is comprised of unrealized gains (losses) on securities available-for-sale and accumulated net gains on cash flow hedges. The related before and after federal income tax amounts are as follows:

	Three months ended		Nine months ended
	September 30,		September 30,

(in millions)	2002	2001	2002	2001

Unrealized gains on securities

available-for-sale arising during the period:

Gross	$354.0	$229.3	$500.5	$392.7

Adjustment to deferred policy acquisition costs	(114.7)	(78.1)	(178.7)	(122.2)

Related federal income tax expense	(83.7)	(52.9)	(112.6)	(94.7)

Net	155.6	98.3	209.2	175.8

Reclassification adjustment for net losses on securities available-for-sale realized during the period:

Gross	13.6	6.4	55.8	11.7

Related federal income tax benefit	(4.7)	(2.2)	(19.5)	(4.1)

Net	8.9	4.2	36.3	7.6

Other comprehensive income on securities available-for-sale	164.5	102.5	245.5	183.4

Accumulated net gain on cash flow hedges:

Gross	2.1	5.0	16.8	5.8

Related federal income tax expense	(0.8)	(1.8)	(5.9)	(2.0)

Other comprehensive income on cash flow hedges	1.3	3.2	10.9	3.8

Accumulated net gain (loss) on transition adjustments:

Transition adjustment – FAS 133	—	—	—	(5.6)

Transition adjustment – EITF 99-20	—	—	—	3.5

Related federal income tax benefit	—	—	—	0.7

Other comprehensive loss on transition adjustments	—	—	—	(1.4)

Total Other Comprehensive Income	$165.8	$105.7	$256.4	$185.8

Reclassification adjustments for net realized gains and losses on the ineffective portion of cash flow hedges were immaterial during the three and nine months ended September 30, 2002 and 2001 and, therefore, are not reflected in the table above.

NATIONWIDE LIFE INSURANCE COMPANY AND SUBSIDIARIES
(a wholly owned subsidiary of Nationwide Financial Services, Inc.)

Notes to Unaudited Consolidated Financial Statements, Continued

(8)	Segment Disclosures

The Company uses differences in products as the basis for defining its reportable segments. The Company reports three product segments: Individual Annuity, Institutional Products and Life Insurance. During the second quarter of 2002, the Company paid a dividend to NFS that resulted in the disposal of a portion of the business that had been reported in the Corporate segment (see note 10). As a result, this business has been reported as discontinued operations. Effective in the second quarter of 2002, structured products transactions previously reported in the Corporate segment are reported in the Institutional Products segment. Amounts reported for prior periods have been revised to reflect these changes.

The Individual Annuity segment consists of individual The BEST of AMERICA® and private label deferred variable annuity products, deferred fixed annuity products and income products. Individual deferred annuity contracts provide the customer with tax-deferred accumulation of savings and flexible payout options including lump sum, systematic withdrawal or a stream of payments for life. In addition, variable annuity contracts provide the customer with access to a wide range of investment options and asset protection in the event of an untimely death, while fixed annuity contracts generate a return for the customer at specified interest rates fixed for prescribed periods.

The Institutional Products segment is comprised of the Company’s Private and Public sector group retirement plans and medium-term note program. The Private Sector includes the 401(k) business generated through fixed and variable annuities. The Public Sector includes the Internal Revenue Code (IRC) Section 457 business in the form of fixed and variable annuities. Additionally, structured products transactions are reported in the Institutional Products segment.

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

NATIONWIDE LIFE INSURANCE COMPANY AND SUBSIDIARIES
(a wholly owned subsidiary of Nationwide Financial Services, Inc.)

Notes to Unaudited Consolidated Financial Statements, Continued

The following table summarizes the financial results of the Company’s business segments for the three months ended September 30, 2002 and 2001.

	Individual	Institutional	Life
(in millions)	Annuity	Products	Insurance	Corporate	Total

2002

Net investment income	$170.9	$199.4	$82.4	$12.5	$465.2

Other operating revenue	127.1	38.1	134.3	0.2	299.7

Total operating revenue[1]	298.0	237.5	216.7	12.7	764.9

Interest credited to policyholder account values	131.9	141.4	48.0	—	321.3

Amortization of deferred policy acquisition costs	377.2	22.7	30.5	—	430.4

Interest expense on debt	—	—	—	12.0	12.0

Other benefits and expenses	68.8	39.7	100.9	0.4	209.8

Total benefits and expenses	577.9	203.8	179.4	12.4	973.5

Operating (loss) income before federal income taxes[1]	(279.9)	33.7	37.3	0.3	(208.6)

Net realized losses on investments, hedging instruments and hedged items	—	—	—	(17.9)	(17.9)

(Loss) income from continuing operations before federal income taxes and cumulative effect of adoption of accounting principles	$(279.9)	$33.7	$37.3	$(17.6)	$(226.5)

2001

Net investment income	$135.7	$211.8	$80.7	$6.7	$434.9

Other operating revenue	134.4	47.4	122.9	0.5	305.2

Total operating revenue[1]	270.1	259.2	203.6	7.2	740.1

Interest credited to policyholder account values	111.0	159.2	44.6	—	314.8

Amortization of deferred policy acquisition costs	53.0	10.4	21.8	—	85.2

Interest expense on debt	—	—	—	0.8	0.8

Other benefits and expenses	52.7	40.5	92.4	(0.7)	184.9

Total benefits and expenses	216.7	210.1	158.8	0.1	585.7

Operating income before federal income taxes[1]	53.4	49.1	44.8	7.1	154.4

Net realized gains on investments, hedging instruments and hedged items	—	—	—	36.7	36.7

Income from continuing operations before federal income taxes and cumulative effect of adoption of accounting principles	$53.4	$49.1	$44.8	$43.8	$191.1

[1]	Excludes net realized gains and losses on investments not related to securitizations, hedging instruments and hedged items, discontinued operations and cumulative effect of adoption of accounting principles.

NATIONWIDE LIFE INSURANCE COMPANY AND SUBSIDIARIES
(a wholly owned subsidiary of Nationwide Financial Services, Inc.)

Notes to Unaudited Consolidated Financial Statements, Continued

The following table summarizes the financial results of the Company’s business segments for the nine months ended September 30, 2002 and 2001.

	Individual	Institutional	Life
(in millions)	Annuity	Products	Insurance	Corporate	Total

2002

Net investment income	$483.0	$593.7	$244.3	$30.4	$1,351.4

Other operating revenue	398.5	136.5	404.3	0.4	939.7

Total operating revenue[1]	881.5	730.2	648.6	30.8	2,291.1

Interest credited to policyholder account values	369.0	409.0	139.1	—	917.1

Amortization of deferred policy acquisition costs	483.5	44.2	70.5	—	598.2

Interest expense on debt	—	—	—	23.7	23.7

Other benefits and expenses	200.4	132.7	311.8	2.5	647.4

Total benefits and expenses	1,052.9	585.9	521.4	26.2	2,186.4

Operating (losses) income before federal income taxes[1]	(171.4)	144.3	127.2	4.6	104.7

Net realized losses on investments, hedging instruments and hedged items	—	—	—	(63.4)	(63.4)

(Loss) income from continuing operations before federal income taxes and cumulative effect of adoption of accounting principles	$(171.4)	$144.3	$127.2	$(58.8)	$41.3

Assets as of period end	$38,734.1	$29,800.8	$9,370.1	$5,382.4	$83,287.4

2001

Net investment income	$387.0	$635.3	$241.8	$22.5	$1,286.6

Other operating revenue	422.8	159.9	381.6	1.3	965.6

Total operating revenue[1]	809.8	795.2	623.4	23.8	2,252.2

Interest credited to policyholder account values	316.4	476.0	131.5	—	923.9

Amortization of deferred policy acquisition costs	164.2	36.2	64.8	—	265.2

Interest expense on debt	—	—	—	4.7	4.7

Other benefits and expenses	152.1	126.4	286.1	(1.0)	563.6

Total benefits and expenses	632.7	638.6	482.4	3.7	1,757.4

Operating income before federal income taxes[1]	177.1	156.6	141.0	20.1	494.8

Net realized gains on investments, hedging instruments and hedged items	—	—	—	34.9	34.9

Income from continuing operations before federal income taxes and cumulative effect of adoption of accounting principles	$177.1	$156.6	$141.0	$55.0	$529.7

Assets as of period end	$39,944.9	$33,120.7	$8,548.1	$3,180.8	$84,794.5

[1]	Excludes net realized gains and losses on investments not related to securitizations, hedging instruments and hedged items, discontinued operations and cumulative effect of adoption of accounting principles.

NATIONWIDE LIFE INSURANCE COMPANY AND SUBSIDIARIES
(a wholly owned subsidiary of Nationwide Financial Services, Inc.)

Notes to Unaudited Consolidated Financial Statements, Continued

(9)	Contingencies

On October 29, 1998, the Company was named in a lawsuit filed in Ohio state court related to the sale of deferred annuity products for use as investments in tax-deferred contributory retirement plans (Mercedes Castillo v. Nationwide Financial Services, Inc., Nationwide Life Insurance Company and Nationwide Life and Annuity Insurance Company). On May 3, 1999, the complaint was amended to, among other things, add Marcus Shore as a second plaintiff. The amended complaint is brought as a class action on behalf of all persons who purchased individual deferred annuity contracts or participated in group annuity contracts sold by the Company and the other named Company affiliates, which were used to fund certain tax-deferred retirement plans. The amended complaint seeks unspecified compensatory and punitive damages. On June 11, 1999, the Company and the other named defendants filed a motion to dismiss the amended complaint. On March 8, 2000, the court denied the motion to dismiss the amended complaint filed by the Company and the other named defendants. On January 25, 2002, the plaintiffs filed a motion for leave to amend their complaint to add three new named plaintiffs. On February 9, 2002, the plaintiffs filed a motion for class certification. On February 9, 2002, Marcus Shore withdrew as a named plaintiff in the lawsuit. On April 16, 2002, the Company filed a motion for summary judgment on the individual claims of plaintiff Mercedes Castillo. On May 28, 2002, the Court denied plaintiffs’ motion to add new persons as named plaintiffs, so the action is now proceeding with Mercedes Castillo as the only named plaintiff. On November 4, 2002, the Court issued a decision granting the Company’s motion for summary judgment on all plaintiff Mercedes Castillo’s individual claims, and ruling that plaintiff’s motion for class certification is moot. Judgment for the Company has not yet been entered.

On August 15, 2001, the Company was named in a lawsuit filed in Connecticut federal court titled Lou Haddock, as trustee of the Flyte Tool & Die, Incorporated Deferred Compensation Plan, et al v. Nationwide Financial Services, Inc. and Nationwide Life Insurance Company. On September 6, 2001, the plaintiffs amended their complaint to include class action allegations. The plaintiffs seek to represent a class of retirement plans that purchased variable annuities from Nationwide Life Insurance Company to fund qualified ERISA retirement plans. The amended complaint alleges that the retirement plans purchased variable annuity contracts from the Company that allowed plan participants to invest in funds that were offered by separate mutual fund companies; that the Company was a fiduciary under ERISA and that the Company breached its fiduciary duty when it accepted certain fees from the mutual fund companies that purportedly were never disclosed by the Company; and that the Company violated ERISA by replacing many of the funds originally included in the plaintiffs’ annuities with “inferior” funds because the new funds purportedly paid higher fees to the Company. The amended complaint seeks disgorgement of the fees allegedly received by the Company and other unspecified compensatory damages, declaratory and injunctive relief and attorney’s fees. On December 3, 2001, the plaintiffs filed a motion for class certification. The Company is opposing that motion. The Company’s Motion to Dismiss was denied on September 11, 2002. The Company intends to defend this lawsuit vigorously.

There can be no assurance that any such litigation will not have a material adverse effect on the Company in the future.

NATIONWIDE LIFE INSURANCE COMPANY AND SUBSIDIARIES
(a wholly owned subsidiary of Nationwide Financial Services, Inc.)

Notes to Unaudited Consolidated Financial Statements, Continued

(10)	Related Party Transactions

During the third quarter of 2001, the Company entered into a transaction with NMIC, whereby it sold 78% of its interest in a limited partnership (representing 49% of the limited partnership) to NMIC for $158.9 million. As a result of this sale, the Company recorded a realized gain of $44.4 million, and related tax expense of $15.5 million. During the third quarter of 2002, the Company entered into transactions with NMIC and Nationwide Indemnity Company (NIC), whereby it sold 100% of its remaining interest in the limited partnership (representing 15.11% of the limited partnership) to NMIC and NIC for a total of $54.5 million. As a result of this sale, the Company recorded a realized gain of $23.2 million and related tax expense of $8.1 million. The sales prices for each transaction, which were paid in cash, represented the fair value of the portions of limited partnership interests that were sold and were based on valuations of the limited partnership and its underlying investments as of the effective dates of the transactions. The valuations were completed by qualified management of the limited partnership and utilized a combination of internal and independent valuations of the underlying investments of the limited partnership. Additionally, senior financial officers and the Boards of Directors of the Company and NMIC separately reviewed, through their respective Finance Committees, and approved the process and methodology of the valuations prior to the execution of these transactions. The Company no longer holds an economic or voting interest in the limited partnership.

The Company has entered into significant, recurring transactions and agreements with NMIC and other affiliates as a part of its ongoing operations. The nature of the transactions and agreements includes: annuity and life insurance contracts, a tax sharing agreement, reinsurance agreements, cost sharing agreements, administration services, marketing agreements, office space leases, intercompany repurchase agreements and cash management services. The transactions and agreements are described more fully in note 13 to the consolidated financial statements included in the Company’s 2001 Annual Report on Form 10-K. During 2002, there have been no material changes to the nature and terms of these transactions and agreements, except that effective October 1, 2002, the Company and its subsidiaries no longer participate in the tax sharing agreement, as discussed in note 6.

Amounts on deposit with a related party in cash management were $0.1 million and $54.8 million as of September 30, 2002 and December 31, 2001, respectively.

The Company participates in intercompany repurchase agreements with affiliates whereby the seller will transfer securities to the buyer at a stated value. Upon demand or after a stated period, the seller will repurchase the securities at the original sales price, plus a price differential. As of September 30, 2002 and December 31, 2001, the Company had borrowed $66.7 million and none, respectively, from affiliated entities under such agreements. The Company believes that the terms of the repurchase agreements are materially consistent with what the Company could have obtained with unaffiliated parties.

As of September 30, 2002, the Company had $100.0 million of 1.95% short-term debt payable to NFS that matures November 23, 2002.

Funds of Gartmore Global Investments, Inc. (GGI), an affiliate, are offered as investment options in certain of the Company’s products. As of September 30, 2002, total GGI funds in the Company’s products were $12.13 billion. For the three months ended September 30, 2002, GGI paid the Company $9.9 million for the distribution and servicing of these funds.

During the first nine months of 2002, NLIC paid a dividend of $35.0 million and dividends in the form of return of capital of $475.0 million to NFS.

In addition, in June 2002, NLIC paid a dividend to NFS in the form of all of the shares of common stock of Nationwide Securities, Inc. (NSI), a wholly owned broker/dealer subsidiary. Therefore, the results of the operations of NSI have been reflected as discontinued operations for all periods presented. This was a transaction between related parties and therefore was recorded at carrying value, $10.0 million, of the underlying components of the transaction rather than fair value. Such amount represents a non-cash transaction that is not reflected in the Consolidated Statement of Cash Flows.

NATIONWIDE LIFE INSURANCE COMPANY AND SUBSIDIARIES
(a wholly owned subsidiary of Nationwide Financial Services, Inc.)

Notes to Unaudited Consolidated Financial Statements, Continued

(11)	Long-term Debt, Payable to Nationwide Financial Services, Inc.

The Company has issued $600 million of surplus notes to NFS. Of the total, $300 million of 7.50% notes were issued in December 2001 and mature December 17, 2031. In addition, $300 million of 8.15% notes were issued in June 2002 and mature June 27, 2032. Principal and semi-annual interest payments are subject to prior approval by the superintendent of insurance of the State of Ohio.

(12)	Reclassification

Certain items in the 2001 unaudited consolidated financial statements and related footnotes have been reclassified to conform to the 2002 presentation.

ITEM 2 Management’s Narrative Analysis of the Results of Operations

Forward Looking Statements

This Quarterly Report on Form 10-Q contains certain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 with respect to the results of operations and businesses of the Company. These forward-looking statements involve certain risks and uncertainties. Factors that may cause actual results to differ materially from those contemplated or projected, forecast, estimated or budgeted in such forward looking statements include, among others, the following possibilities: (i) the potential impact on the Company’s reported net income that could result from the adoption of certain accounting standards issued by the Financial Accounting Standards Board or other standard-setting bodies; (ii) tax law changes impacting the tax treatment of life insurance and investment products; (iii) repeal of the federal estate tax; (iv) heightened competition, including specifically the intensification of price competition, the entry of new competitors and the development of new products by new and existing competitors; (v) adverse state and federal legislation and regulation, including limitations on premium levels, increases in minimum capital and reserves, and other financial viability requirements; (vi) failure to expand distribution channels in order to obtain new customers or failure to retain existing customers; (vii) inability to carry out marketing and sales plans, including, among others, development of new products and/or changes to certain existing products and acceptance of the new and/or revised products in the market; (viii) changes in interest rates and the stock markets causing a reduction of investment income and/or asset fees, an acceleration of the amortization of deferred policy acquisition costs, reduction in the value of the Company’s investment portfolio or separate account assets or a reduction in the demand for the Company’s products; (ix) general economic and business conditions which are less favorable than expected; (x) competitive, regulatory or tax changes that affect the cost of, or demand for the Company’s products; (xi) unanticipated changes in industry trends and ratings assigned by nationally recognized rating organizations; (xii) inaccuracies in assumptions regarding future persistency, mortality, morbidity and interest rates used in calculating reserve amounts; and (xiii) adverse litigation results or resolution of litigation and arbitration.

Introduction

The following analysis of unaudited consolidated results of operations of the Company should be read in conjunction with the unaudited consolidated financial statements and related notes included elsewhere herein.

The Company is a leading provider of long-term savings and retirement products in the United States of America. The Company develops and sells a diverse range of products including individual annuities, Private and Public Sector pension plans and other investment products sold to institutions, and life insurance. The Company sells its products through a diverse distribution network, including independent broker/dealers, wirehouse and regional firms, financial institutions, pension plan administrators, life insurance specialists, Nationwide Retirement Solutions, Nationwide agents and Provident agents.

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

Impairment Losses on Investments

Management regularly reviews its fixed maturity and equity securities portfolio to evaluate the necessity of recording impairment losses for other-than-temporary declines in the fair value of investments. A number of criteria are considered during this process including, but not limited to, the current fair value as compared to amortized cost or cost, as appropriate, of the security, the length of time the security’s fair value has been below amortized cost/cost, and by how much, specific credit issues related to the issuer and current economic conditions. Other-than-temporary impairment losses result in a reduction of the cost basis of the underlying investment.

Impairment losses are recorded on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets’ carrying amount.

Significant changes in the factors the Company considers when evaluating investments for impairment losses could result in a significant change in impairment losses reported in the unaudited consolidated financial statements.

Valuation Allowances on Mortgage Loans on Real Estate

The Company provides valuation allowances for impairments of mortgage loans on real estate based on a review by portfolio managers. Mortgage loans on real estate are considered impaired when, based on current information and events, it is probable that the Company will be unable to collect all amounts due according to the contractual terms of the loan agreement. When the Company determines that a loan is impaired, a provision for loss is established equal to the difference between the carrying value and the estimated value of the mortgage loan. Estimated value is based on the present value of expected future cash flows discounted at the loan’s effective interest rate, or the fair value of the collateral, if the loan is collateral dependent. Loans in foreclosure and loans considered impaired are placed on non-accrual status. Interest received on non-accrual status mortgage loans on real estate is included in net investment income in the period received.

The valuation allowance account for mortgage loans on real estate is maintained at a level believed adequate by the Company to absorb estimated credit losses. The Company’s periodic evaluation of the adequacy of the allowance for losses is based on past loan loss experience, known and inherent risks in the portfolio, adverse situations that may affect the borrower’s ability to repay, the estimated value of the underlying collateral, composition of the loan portfolio, current economic conditions and other relevant factors. Significant changes in the factors the Company considers in determining the valuation allowance on mortgage loans on real estate could result in a significant change in the provision for valuation allowance reported in the unaudited consolidated financial statements.

Deferred Policy Acquisition Costs for Investment Products and Universal Life Insurance Products

The costs of acquiring business, principally commissions, certain expenses of the policy issue and underwriting department and certain variable sales expenses that relate to and vary with the production of new and renewal business have been deferred. Deferred policy acquisition costs (DAC) are subject to recoverability testing at the time of policy issuance and loss recognition testing at the end of each reporting period.

For investment products (principally individual and group annuities) and universal life insurance products, DAC is being amortized with interest over the lives of the policies in relation to the present value of estimated future gross profits from projected interest margins, asset fees, cost of insurance, policy administration and surrender charges, less policy benefits and policy maintenance expenses. The DAC asset related to investment products and universal life insurance products is adjusted to reflect the impact of unrealized gains and losses on fixed maturity securities available-for-sale as described in note 2(b) to the audited consolidated financial statements included in the Company’s 2001 Form 10-K.

The most significant assumptions that are involved in the estimation of future gross profits include future net separate account performance, surrender/lapse rates, interest margins and mortality. The Company’s long-term assumption for net separate account performance is 8 percent. If actual net separate account performance varies from the 8 percent assumption, the Company assumes different performance levels over the next three years, such that the mean return equals the long-term assumption. This process is referred to as a reversion to the mean. The assumed net separate account return assumptions used in the DAC models are intended to reflect what is anticipated. However, based on historical returns of the S&P 500 Index, the Company’s policy regarding the reversion to the mean process does not permit such returns to be below zero percent or in excess of 15 percent during the three-year reversion period.

Changes in assumptions can have a significant impact on the calculation of DAC on investment products and universal life insurance products and their related amortization patterns. In the event actual experience differs from assumptions or assumptions are revised, the Company is required to record an increase or decrease in DAC amortization expense (DAC unlocking), which could be significant. In general, increases in the estimated general and separate account returns result in increased expected future profitability and may lower the rate of DAC amortization, while increases in lapse/surrender and mortality assumptions reduce the expected future profitability of the underlying business and may increase the rate of DAC amortization.

Due to the magnitude of DAC balance related to the individual variable annuity business, the sensitivity of the calculation to minor changes in the underlying assumptions and the related volatility that could result in the reported DAC balance without meaningful improvement in its reasonableness, the Company evaluates the appropriateness of the individual variable annuity DAC balance within pre-set parameters. Should the recorded balance of individual variable annuity DAC fall outside of these parameters for a prescribed period of time, or should the recorded balance fall outside of these parameters and the Company determines it is not reasonably possible to get back within this period of time, assumptions are required to be unlocked and the DAC is recalculated using revised best estimate assumptions. Otherwise, DAC is not unlocked to reflect updated assumptions. In the event DAC assumptions are unlocked and revised, the Company will continue to use the reversion to the mean process.

For other investment products and universal life insurance products, DAC is unlocked each quarter to reflect revised best estimate assumptions, including the use of a reversion to the mean methodology over the next three years as it relates to net separate account performance. Any resulting DAC unlocking adjustments are reflected currently in the consolidated financial statements.

As part of the regular quarterly analysis of DAC, at the end of the third quarter of 2002, the Company determined that using actual experience to date and assumptions consistent with those used in the second quarter of 2002, its individual variable annuity DAC balance would be outside a pre-set parameter of acceptable results. The Company also determined that it was not reasonably possible that the DAC would return to an amount within the acceptable parameter within an established period of time. Accordingly, the Company unlocked its DAC assumptions for individual variable annuities and reduced the DAC asset to the amount calculated using the revised assumptions. Because the Company unlocked the net separate account growth rate assumption for individual variable annuities within the three-year reversion period, the Company unlocked that assumption for all investment products and variable universal life insurance products to be consistent across product lines.

In the third quarter of 2002, the Company recorded an acceleration of DAC amortization totaling $347.1 million before tax, or $225.6 million, net of $121.5 million of federal income tax benefit, which has been reported in the following segments in the amounts indicated, net of tax: Individual Annuity — $213.4 million, Institutional Products — $7.8 million and Life Insurance — $4.4 million. The acceleration of DAC amortization was the result of unlocking certain assumptions underlying the calculation of DAC for investment products and variable universal life insurance products. The most significant assumption changes were the resetting of the Company’s assumption for net separate account growth to 8 percent during the three-year reversion period for all investment products and variable life insurance products and increases in future lapses and costs related to guaranteed minimum death benefits (GMDB) on individual variable annuity contracts. These adjustments were primarily driven by the sustained downturn in the equity markets.

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

Results of Operations

Revenues

Total operating revenues, which exclude net realized gains and losses on investments not related to securitizations, hedging instruments and hedged items for third quarter 2002 increased to $764.9 million compared to $740.1 million for the same period in 2001. For the first nine months of 2002 and 2001, total operating revenues were $2.29 billion and $2.25 billion, respectively.

Policy charges include asset fees, which are primarily earned from separate account values generated from sales of individual and group variable annuities and investment life insurance products; cost of insurance charges earned on universal life insurance products; administrative fees, which include fees charged per contract on a variety of the Company’s products and premium loads on universal life insurance products; and surrender fees, which are charged as a percentage of premiums withdrawn during a specified period of annuity and certain life insurance contracts.

Policy charges for the comparable periods of 2002 and 2001 were as follows:

	Three months ended		Nine months ended
	September 30,		September 30,

(in millions)	2002	2001	2002	2001

Asset fees	$124.7	$149.7	$416.4	$466.6

Cost of insurance charges	60.8	51.5	174.3	147.7

Administrative fees	27.2	26.4	95.4	98.8

Surrender fees	22.0	16.3	59.9	54.9

Total policy charges	$234.7	$243.9	$746.0	$768.0

The decline in asset fees reflects decreases in total average separate account values of $8.27 billion (14%) and $5.39 billion (9%) for third quarter and the first nine months of 2002, respectively, compared to a year ago. The decrease in average separate account values was fueled by market depreciation on investment options underlying variable annuity and investment life insurance products as a result of the sharp declines in the equity markets.

Cost of insurance charges are assessed on the net amount at risk on universal life insurance policies. The net amount at risk is equal to a policy’s death benefit minus the related policyholder account value. The amount charged is based on the insured’s age and other underwriting factors. The increase in cost of insurance charges is due primarily to growth in the net amount at risk related to corporate and individual investment life insurance reflecting new sales combined with equity market declines and favorable persistency of policies sold in prior periods. The net amount at risk related to corporate and individual investment life insurance grew to $35.93 billion as of September 30, 2002 compared to $32.01 billion a year ago.

Surrender fees increased in the three and nine months ended September 30, 2002 compared to the same periods a year ago primarily due to higher lapse activity in individual variable annuities as a result of the sustained decline in the equity markets and the competitive environment in the marketplace.

Net investment income includes the investment income earned on investments supporting fixed annuities, the medium-term note program and certain life insurance products as well as invested assets not allocated to product segments, net of related investment expenses. Net investment income grew from $434.9 million in the third quarter of 2001 to $465.2 million in the third quarter of 2002 and from $1.29 billion in the first nine months of 2001 to $1.35 billion in the first nine months of 2002. These increases were primarily due to increased invested assets to support growth in individual fixed annuity and the medium-term note program, partially offset by lower yields due to declining market interest rates. General account assets supporting insurance products are closely correlated to the underlying reserves on these products. General account reserves supporting these products increased $4.72 billion to $29.48 billion as of the end of third quarter 2002 compared to $24.76 billion a year ago.

Realized gains and losses on investments not related to securitizations, hedging instruments and hedged items are not considered by the Company to be recurring components of earnings. The Company makes decisions concerning the sale of invested assets based on a variety of market, business, tax and other factors. In addition, charges related to other-than-temporary impairments of available-for-sale securities and other investments and valuation allowances on mortgage loans on real estate are included in this caption. Also included are changes in the fair value of derivatives qualifying as fair value hedges and the change in the fair value of the hedged items, the ineffective portion of cash flow hedges and changes in the fair value of free-standing derivatives, all of which are considered non-recurring components of earnings.

Non-impairment related net realized gains on investments, hedging instruments and hedged items totaled $21.6 million in third quarter 2002 compared to $48.1 million of net gains in the same period a year ago. For the first nine months of 2002, non-impairment related net realized gains on investments, hedging instruments and hedged items totaled $13.2 million compared to $54.0 million of net gains for the first nine months of 2001. These amounts include gains of $23.2 million and $44.4 million recorded in the third quarter of 2002 and 2001, respectively, related to the two-step sale of a real estate partnership to related parties, as described in note 10 to the unaudited consolidated financial statements. During third quarter 2002, the Company recorded realized losses related to other-than-temporary impairments on securities available-for-sale of $39.5 million, compared to $11.4 million of losses a year ago, while year-to-date 2002 realized losses related to other-than-temporary impairments on securities available-for-sale totaled $76.6 million compared to $19.1 million of losses for the same period a year ago. For the first nine months of 2002, the Company recorded net realized losses on investments of $22.5 million, pre-tax, related to WorldCom, Inc.

Benefits and Expenses

Interest credited to policyholder account values totaled $321.3 million in third quarter 2002 compared to $314.8 million in third quarter 2001, while year-to-date 2002 interest credited totaled $917.1 million compared to $923.9 million a year ago and principally relates to fixed annuities, both individual and institutional, funding agreements backing the Company’s medium-term note program and certain life insurance products. The growth in interest credited reflects the increase in policy reserves for these products, partially offset by lower crediting rates in response to lower market interest rates.

An increase in other benefits and claims in 2002 compared to a year ago reflects higher levels of GMDB claims from individual variable annuity products and additional life insurance benefits reflecting growth in life insurance in-force.

The substantial increase in DAC amortization in the third quarter and for the first nine months of 2002 compared to one year ago reflects an acceleration of DAC amortization recorded in the third quarter of 2002. As part of the regular quarterly analysis of DAC, at the end of the third quarter of 2002, the Company determined that using actual experience to date and assumptions consistent with those used in the second quarter of 2002, its individual variable annuity DAC balance would be outside a pre-set parameter of acceptable results. The Company also determined that it was not reasonably possible that the DAC would return to an amount within the acceptable parameter within an established period of time. Accordingly, the Company unlocked its DAC assumptions for individual variable annuities and reduced the DAC asset to the amount calculated using the revised assumptions. Because the Company unlocked the net separate account growth rate assumption for individual variable annuities within the three-year reversion period, the Company unlocked that assumption for all investment products and variable universal life insurance products to be consistent across product lines.

In the third quarter of 2002, the Company recorded an acceleration of DAC amortization totaling $347.1 million before tax, or $225.6 million, net of $121.5 million of tax benefit, which has been reported in the following segments in the amounts indicated, net of tax: Individual Annuity — $213.4 million, Institutional Products — $7.8 million and Life Insurance — $4.4 million. The acceleration of DAC amortization was the result of unlocking certain assumptions underlying the calculation of DAC. The most significant assumption changes were the resetting of the Company’s long-term assumption for net separate account growth to 8 percent during the three-year reversion period for all investment products and variable life insurance products and increases in future lapses and costs related to guaranteed minimum death benefits on variable annuity contracts. These adjustments were primarily driven by the sustained downturn in the equity markets.

Operating expenses increased 11% to $120.6 million in third quarter 2002 compared to $108.6 million in third quarter 2001. For the first nine months of 2002, operating expenses were $385.7 million, up 19% from $323.5 million for the first nine months of 2001. The increase reflects a growing customer base, an increase in employee benefit costs and spending on projects focused on improving producer and customer service and increasing sales.

Federal income tax (benefit) expense was $(91.3) million in third quarter 2002 compared to $53.1 million for the same period a year ago, representing effective tax rates of 40.3% and 27.8% for third quarter 2002 and 2001 respectively. For the first nine months of 2002 and 2001 federal income tax (benefit) expense totaled $(23.3) million and $142.0 million, respectively. The tax benefit of $121.5 million associated with the $347.1 million of accelerated DAC amortization in third quarter 2002 was calculated at the U.S. federal corporate income tax rate of 35%, which causes a distortion in what would normally be expected to be reported as effective tax rates. Excluding the accelerated DAC amortization and related tax benefit, the effective tax rates for the third quarter and the first nine months of 2002 were 25.0% and 25.3% respectively, which are lower than 2001 due to an increase in tax credits from affordable housing partnership investments, partially offset by lower tax exempt income.

Discontinued Operations

On June 27, 2002, NLIC paid a dividend to NFS consisting of its shares of common stock of Nationwide Securities, Inc. (NSI), a wholly owned broker/dealer subsidiary. This is a transaction between related parties and therefore was recorded at carrying value, $10.0 million, of the underlying components of the transaction rather than fair value.

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

Income from discontinued operations, net of tax, for third quarter 2002 and 2001 was none and $0.6 million, respectively. For the first nine months of 2002 and 2001, income from discontinued operations, net of tax, was $0.7 million and $1.1 million, respectively.

Other Data

The Company analyzes operating performance using a non-GAAP measure called net operating income. The Company calculates net operating income by adjusting net income to exclude net realized gains and losses on investments not related to securitizations, hedging instruments and hedged items, discontinued operations and cumulative effect of adoption of accounting principles, all net of tax. Net operating income or similar measures are commonly used in the insurance industry as a measure of ongoing earnings performance.

The excluded items are important in understanding the Company’s overall results of operations. Net operating income should not be viewed as a substitute for net income determined in accordance with GAAP, and it should be noted that the Company’s definition of net operating income may differ from that used by other companies. However, the Company believes that the presentation of net operating income as it is measured for management purposes enhances the understanding of the Company’s results of operations by highlighting the results from ongoing operations and the underlying profitability factors of the Company’s business. The Company excludes net realized gains and losses on investments not related to securitizations, hedging instruments and hedged items, net of tax, from net operating income because such items are often the result of a single non-recurring event which may or may not be at the Company’s discretion. Including the fluctuating effects of these transactions could distort trends in the underlying profitability of the Company’s business. The Company also excludes discontinued operations and the cumulative effect of adoption of accounting principles, both net of tax, from net operating income as such adjustments are not reflective of the ongoing operations of the Company’s business.

The following table reconciles the Company’s reported net (loss) income to net operating (loss) income for the periods indicated.

	Three months ended		Nine months ended
	September 30,		September 30,

(in millions)	2002	2001	2002	2001

Net (loss) income	$(135.2)	$138.6	$65.3	$381.7

Net realized losses (gains) on investments, hedging instruments and hedged items, net of tax[1]	11.6	(23.9)	41.2	(22.7)

Discontinued operations, net of tax	—	(0.6)	(0.7)	(1.1)

Cumulative effect of adoption of accounting principles, net of tax	—	—	—	7.1

Net operating (loss) income	$(123.6)	$114.1	$105.8	$365.0

[1]	Excludes net realized gains and losses related to securitizations.

Sales Information

The Company regularly monitors and reports a non-GAAP measure titled sales. Sales or similar measures are commonly used in the insurance industry as a measure of business generated in the period.

Sales should not be viewed as a substitute for revenues determined in accordance with GAAP and the Company’s definition of sales might differ from that used by other companies. Sales generate customer funds managed and administered, which ultimately drive revenues. Sales are primarily comprised of statutory premiums and deposits on individual and group annuities and life insurance products sold to a diverse customer base. Statutory premiums and deposits are calculated in accordance with accounting practices prescribed or permitted by regulatory authorities and then adjusted to arrive at sales.

Sales are stated net of internal replacements, which in the Company’s opinion provides a more meaningful disclosure of sales. In addition, sales exclude: funding agreements issued under the Company’s medium-term note program; large case bank-owned life insurance (BOLI); large case pension plan acquisitions; and deposits into Nationwide employee and agent benefit plans. Although these products contribute to asset and earnings growth, they do not produce steady production flow that lends itself to meaningful comparisons and are therefore excluded from sales.

The Company believes that the presentation of sales as measured for management purposes enhances the understanding of the Company’s business and helps depict trends that may not be apparent in the results of operations due to differences between the timing of sales and revenue recognition.

The Company’s flagship products are marketed under The BEST of AMERICA brand and include individual variable and group annuities and variable life insurance. The BEST of AMERICA products allow customers to choose from investment options managed by premier mutual fund managers. The Company has also developed private label variable and fixed annuity products in conjunction with other financial services providers that allow those providers to sell products to their own customer bases under their own brand name.

The Company also markets group deferred compensation retirement plans to employees of state and local governments for use under IRC Section 457. The Company utilizes its sponsorship by the National Association of Counties and The United States Conference of Mayors when marketing IRC Section 457 products.

Sales by product and segment for the comparable periods of 2002 and 2001 are summarized as follows:

	Three months ended		Nine months ended
	September 30,		September 30,

(in millions)	2002	2001	2002	2001

The BEST of AMERICA annuity products	$732.8	$895.1	$2,476.0	$2,948.3

Private label annuities	180.2	359.7	609.3	1,116.7

Other	—	—	—	2.8

Total individual variable annuity sales	913.0	1,254.8	3,085.3	4,067.8

Deferred fixed annuities	871.8	543.7	2,036.5	1,296.9

Income products	36.8	29.4	94.9	102.5

Total individual fixed annuity sales	908.6	573.1	2,131.4	1,399.4

Total individual annuity sales	$1,821.6	$1,827.9	$5,216.7	$5,467.2

The BEST of AMERICA annuity products	$620.2	$716.4	$2,095.4	$2,425.0

Other	6.1	16.6	39.3	43.9

Total private sector pension plan sales	626.3	733.0	2,134.7	2,468.9

Total public sector pension plan sales – IRC Section 457 annuities	355.4	366.8	1,041.3	1,156.9

Total institutional products sales	$981.7	$1,099.8	$3,176.0	$3,625.8

The BEST of AMERICA variable life series	$128.2	$120.4	$394.5	$409.9

Corporate-owned life insurance	123.2	78.0	577.7	593.7

Traditional/Universal life insurance	59.9	56.7	181.6	178.9

Total life insurance sales	$311.3	$255.1	$1,153.8	$1,182.5

The Company sells its products through a diverse distribution network. Unaffiliated entities that sell the Company’s products to their own customer base include independent broker/dealers, wirehouse and regional firms, financial institutions, pension plan administrators, life insurance specialists and Provident agents. Representatives of Nationwide Retirement Solutions, an affiliate, market products directly to a customer base. The Company also distributes retirement savings products through the agency distribution force of its ultimate parent, NMIC.

Sales by distribution channel are summarized as follows:

	Three months ended		Nine months ended
	September 30,		September 30,

(in millions)	2002	2001	2002	2001

Financial institutions	$987.2	$818.8	$2,597.4	$2,361.8

Independent broker/dealers	746.0	889.8	2,515.8	3,043.1

Wirehouse and regional firms	472.6	615.9	1,568.4	1,753.8

Nationwide Retirement Solutions	366.9	384.3	1,081.8	1,221.5

Pension plan administrators	170.8	224.7	581.4	767.8

Life insurance specialists	123.2	78.1	577.7	593.8

Nationwide agents	212.4	171.2	558.6	533.7

Provident agents	35.5	—	65.4	—

Total	$3,114.6	$3,182.8	$9,546.5	$10,275.5

Sales through financial institutions grew 21% in third quarter 2002 compared to a year ago, driven mainly by strong sales of deferred fixed annuities, offset by lower variables annuities. Year-to-date 2002 sales through this channel increased 10% compared to the same period a year ago.

Sales through independent broker/dealers declined for the third quarter and first nine months of 2002 compared to one year ago, reflecting lower demand for variable annuities in light of depressed equity markets.

Sales through wirehouse and regional firms decreased 23% in third quarter 2002 to $472.6 million compared to sales of $615.9 million in third quarter 2001 due primarily to higher sales in the third quarter of 2001 following the launch of the Waddell & Reed Financial, Inc. relationship. For the first nine months of 2002, sales through this channel are flat compared to 2001, reflecting lower sales from the Waddell & Reed Financial, Inc. relationship offset by growth from other firms.

Sales through Nationwide Retirement Solutions declined 5% in third quarter 2002 and 11% year-to-date compared to 2001, reflecting a growing trend where plan sponsors want administration-only services and not group annuity contracts.

Sales through pension plan administrators dropped 24% in both third quarter 2002 and the first nine months of 2002 compared to the same periods a year ago, respectively. As the Company’s Private Sector pension business model continues to evolve, direct production through this channel is not expected to grow, with more new business opportunities being created in conjunction or partnership with the independent broker/dealer, wirehouse and financial institutions relationships.

Sales from life insurance specialists benefited from the sale of a single $54.0 million case in third quarter 2002.

Business Segments

The Company reports three product segments: Individual Annuity, Institutional Products and Life Insurance. In addition, the Company reports certain other revenues and expenses in a Corporate segment.

The following table summarizes operating (loss) income before federal income taxes for the Company’s business segments for the periods indicated.

	Three months ended		Nine months ended
	September 30,		September 30,

(in millions)	2002	2001	2002	2001

Individual Annuity	$(279.9)	$53.4	$(171.4)	$177.1

Institutional Products	33.7	49.1	144.3	156.6

Life Insurance	37.3	44.8	127.2	141.0

Corporate[1]	0.3	7.1	4.6	20.1

Operating (loss) income before federal income taxes[1]	$(208.6)	$154.4	$104.7	$494.8

[1]	Excludes net realized gains and losses on investments not related to securitizations, hedging instruments and hedged items, discontinued operations and cumulative effect of adoption of accounting principles.

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

The following table summarizes certain selected financial data for the Company’s Individual Annuity segment for the periods indicated.

	Three months ended		Nine months ended
	September 30,		September 30,

(in millions)	2002	2001	2002	2001

Income Statement Data

Revenues:

Policy charges	$109.9	$120.2	$351.9	$374.9

Net investment income	170.9	135.7	483.0	387.3

Premiums on immediate annuities	17.2	14.2	46.6	47.9

	298.0	270.1	881.5	809.8

Benefits and expenses:

Interest credited to policyholder account values	131.9	111.0	369.0	316.4

Other benefits	23.2	16.4	60.8	52.0

Amortization of deferred policy acquisition costs	377.2	53.0	483.5	164.2

Other operating expenses	45.6	36.3	139.6	100.4

	577.9	216.7	1,052.9	632.7

Operating (loss) income before federal income taxes	$(279.9)	$53.4	$(171.4)	$177.1

Other Data

Sales:

Individual variable annuities	$913.0	$1,254.8	$3,085.3	$4,067.8

Individual fixed annuities	908.6	573.1	2,131.4	1,399.4

Total individual annuity sales	$1,821.6	$1,827.9	$5,216.7	$5,467.2

Average account values:

General account	$10,484.9	$7,852.4	$9,711.4	$7,407.5

Separate account	27,806.4	32,010.7	30,523.1	33,377.2

Total average account values	$38,291.3	$39,863.1	$40,234.5	$40,784.7

Account values as of period end:

Individual variable annuities	$29,051.6	$32,758.2

Individual fixed annuities	7,650.4	5,164.1

Total account values	$36,702.0	$37,922.3

GMDB — Net amount at risk, net of reinsurance	$3,708.3	$1,243.4

Return on average allocated capital	(42.0)%	11.6%	(7.4)%	13.9%

Pre-tax operating (loss) income to average account values	(2.92)%	0.54%	(0.57)%	0.58%

Pre-tax operating loss totaled $279.9 million in third quarter 2002 compared to income of $53.4 million a year ago. For the first nine months of 2002 pre-tax operating losses were $171.4 million compared to $177.1 million of income for the first nine months of 2001. The losses were due to the acceleration of DAC amortization recorded in third quarter 2002, which totaled $328.3 million, as described in Management’s Discussion and Analysis of Financial Condition and Results of Operations – Benefits and Expenses. Excluding the accelerated DAC amortization, pre-tax operating income decreased 9% and 11% in the third quarter and first nine months of 2002, respectively, compared to one year ago.

Asset fees decreased to $86.9 million in the third quarter of 2002, down 16% from $103.1 million in the same period a year ago. Asset fees for the first nine months of 2002 decreased 9% to $288.8 million compared to $318.8 million in the same period a year ago. Asset fees are calculated daily and charged as a percentage of separate account values. The fluctuations in asset fees were primarily due to decreases in the market value of the investment options underlying the account values, which have followed the general trends of the equity markets. Average separate account values decreased 13% to $27.81 billion in third quarter 2002 compared to $32.01 billion a year ago, while the decrease was 9% for the nine months ended September 30, 2002 compared to the same period a year ago.

Interest spread income is net investment income less interest credited to policyholder account values. Interest spread income can vary depending on crediting rates offered by the Company, performance of the investment portfolio, including the rate of prepayments, changes in market interest rates, the competitive environment and other factors.

The following table depicts the interest spread on average general account values in the Individual Annuity segment for the periods indicated.

	Three months ended		Nine months ended
	September 30,		September 30,

	2002	2001	2002	2001

Net investment income	6.86%	7.46%	7.01%	7.57%

Interest credited	5.03	5.65	5.07	5.70

Interest spread on average general account values	1.83%	1.81%	1.94%	1.87%

Interest spread on average general account values increased 2 basis points in third quarter 2002 compared to a year ago. Interest spread improved in the first nine months of 2002 compared to 2001 as the Company was able to lower crediting rates more quickly than the decrease in investment portfolio rates, which decreased due to lower market interest rates.

Other benefits increased primarily due to higher levels of GMDB claims. GMDB exposure, as measured by the difference between the aggregate account value and death benefit due to the contract holder net of any reinsurance coverage, increased to $3.71 billion at the end of third quarter 2002. As of September 30, 2002 the Company’s reserve for GMDB claims was $7.0 million.

Operating expenses were $45.6 million in third quarter 2002, an increase of 26% over third quarter 2001. During the first nine months of 2002, operating expenses totaled $139.6 million, an increase of 39% over the first nine months of 2001 total of $100.1 million. The increases reflect growth in the number of contracts in-force, an increase in benefit costs and projects focused on improving producer and customer support.

Individual Annuity sales, which exclude internal replacements, during third quarter 2002 were $1.82 billion, slightly lower than $1.83 billion in the year ago quarter. For the first nine months of 2002, sales were $5.22 billion compared to $5.47 billion for the first nine months of 2001. The decline in sales is driven by sustained weakness in the equity markets, which had a negative impact on variable annuity demand. Partially offsetting a decline in variable annuity sales was the strong appeal of fixed products to consumers, as fixed annuities sales reached a record $908.6 million in third quarter 2002, a 59% increase from the $573.1 million reported in the third quarter a year ago. Sales of fixed annuities for the first nine months of 2002 were $2.13 billion compared to $1.40 billion for the first nine months of 2001.

Individual Annuity segment deposits in third quarter 2002 of $1.88 billion offset by withdrawals and surrenders totaling $1.30 billion generated net flows of $577.8 million compared to the $825.7 million achieved a year ago. Year-to-date 2002 segment deposits totaled $5.48 billion offset by withdrawals and surrenders totaling $3.97 billion, generating net flows of $1.51 billion compared to $2.35 billion achieved in the same period a year ago. The decrease in net flows is attributable to the decline in sales combined with an increase in variable annuity surrenders due to continued losses in the equity markets.

Institutional Products

The Institutional Products segment is comprised of the Company’s Private and Public Sector group retirement plans, medium-term note program and structured products initiatives. The Private Sector includes the 401(k) business generated through fixed and variable annuities. The Public Sector includes the IRC Section 457 business in the form of fixed and variable annuities.

Sales results do not include business generated through the Company’s medium-term note program, large case pension plan acquisitions and Nationwide employee and agent benefit plans, however the income statement data does reflect this business.

The following table summarizes certain selected financial data for the Company’s Institutional Products segment for the periods indicated.

	Three months ended		Nine months ended
	September 30,		September 30,

(in millions)	2002	2001	2002	2001

Income Statement Data

Revenues:

Policy charges	$37.8	$47.3	$132.5	$158.4

Net investment income	199.4	211.8	593.7	635.3

Other	0.3	0.1	4.0	1.5

	237.5	259.2	730.2	795.2

Benefits and expenses:

Interest credited to policyholder account values	141.4	159.2	409.0	476.0

Other operating expenses	62.4	50.9	176.9	162.6

	203.8	210.1	585.9	638.6

Operating income before federal income taxes	$33.7	$49.1	$144.3	$156.6

Other Data

Sales:

Private sector pension plans	$626.3	$733.0	$2,134.7	$2,468.9

Public sector pension plans	355.4	366.8	1,041.3	1,156.9

Total institutional products sales	$981.7	$1,099.8	$3,176.0	$3,625.8

Average account values:

General account	$12,918.8	$11,769.0	$12,482.9	$11,485.8

Separate account	17,943.9	22,714.2	19,881.4	23,310.5

Total average account values	$30,862.7	$34,483.2	$32,364.3	$34,796.3

Account values as of period end:

Private sector pension plans	$13,427.2	$15,334.0

Public sector pension plans	11,768.1	14,600.5

Funding agreements backing medium-term notes	4,305.1	2,880.5

Total account values	$29,500.4	$32,815.0

Return on average allocated capital	15.5%	19.1%	21.2%	21.8%

Pre-tax operating income to average account values	0.44%	0.57%	0.59%	0.59%

Pre-tax operating income totaled $33.7 million in the quarter ended September 30, 2002, down 31% compared to $49.1 million reported a year ago. Pre-tax operating income decreased 8% to $144.3 million in the first nine months of 2002 compared to the same period a year ago. Third quarter 2002 results included $12.0 million of accelerated DAC amortization, as described in Management’s Discussion and Analysis of Financial Condition and Results of Operations – Benefits and Expenses. Excluding the accelerated DAC amortization, pre-tax operating income decreased 7% in third quarter 2002 and was flat for the first nine months of 2002 compared to a year ago.

Asset fees declined 21% to $33.7 million in the quarter ended September 30, 2002 compared to $42.4 million in the quarter a year ago. Asset fees totaled $114.2 million for the first nine months of 2002 compared to $135.4 million in the first nine months of 2001. The decline was driven by a 21% and 15% decrease in average separate account values in third quarter and the first nine months of 2002, respectively, compared to the same periods a year ago, principally attributable to market depreciation on assets and Public Sector pension case terminations.

Despite growth in average general account values in 2002, net investment income has decreased compared to 2001, reflecting lower market interest rates in 2002 and the floating rate nature of many of the investments in this segment.

Interest spread income is net investment income less interest credited to policyholder account values. Interest spread income can vary depending on crediting rates offered by the Company, performance of the investment portfolio, including the rate of prepayments, changes in market interest rates, the competitive environment and other factors. Interest spread income was $5.4 million higher in the third quarter of 2002 compared to the third quarter of 2001 and $25.4 million higher on a year-to-date basis driven by both higher average general account values and improved interest spread. The increase in average general account values was led by growth in the medium-term note program, where we issued $200.0 million of notes during the quarter and $1.18 billion during the first nine months of 2002.

The following table depicts the interest spread on average general account values in the Institutional Products segment for the periods indicated.

	Three months ended		Nine months ended
	September 30,		September 30,

	2002	2001	2002	2001

Net investment income	6.17%	7.20%	6.34%	7.37%

Interest credited	4.38	5.41	4.37	5.53

Interest spread on average general account values	1.79%	1.79%	1.97%	1.84%

Interest spread improved in the first nine months of 2002 compared to 2001 as the Company was able to lower crediting rates more quickly than the decrease in investment portfolio rates, which decreased due to lower market interest rates.

Other operating expenses were essentially flat in both the third quarter and the first nine months of 2002, compared to the same periods a year ago, excluding the accelerated DAC amortization of $12.0 million in third quarter 2002, reflecting a shift in business from annuity contracts to administration-only services and trust products offered by affiliates of the Company.

Institutional Product sales during third quarter 2002 reached $981.7 million compared to sales of $1.10 billion in third quarter 2001. For the first nine months of 2002, sales reached $3.18 billion compared to sales of $3.63 billion for the same period a year ago. Private Sector pension plan sales of group annuities have decreased, as an increasing percentage of pension sales are sold as trust products offered by an affiliate, Nationwide Trust Company, FSB. Sales in the Public Sector declined from a year ago reflecting the impact of case terminations in 2001 and 2002 on recurring deposits. In addition, an increasing number of new plan sales are administration-only products offered by Nationwide Retirement Solutions, an affiliate of the Company, rather than annuities offered by the Company.

Institutional Products segment deposits in third quarter 2002 of $1.02 billion, offset by participant withdrawals and surrenders totaling $1.06 billion generated net flows from participant activity of $(41.5) million, compared to third quarter 2001 net flows of $214.7 million. Year-to-date 2002 net flows decreased to $(217.0) million compared to year-to-date 2001 net flows of $426.5 million. In the Private Sector, the decrease in sales, a shift to trust products and, increased competition contributed to the decline. In the Public Sector, the decrease reflects the shift in business to administration-only services and participants taking advantage of the new portability provisions created as part of the tax reforms enacted a year ago and the decrease in sales.

Life Insurance

The Life Insurance segment consists of investment life products, including both individual variable life and COLI products, traditional life insurance products and universal life insurance. Life insurance products provide a death benefit and generally also allow the customer to build cash value on a tax-advantaged basis.

The following table summarizes certain selected financial data for the Company’s Life Insurance segment for the periods indicated.

	Three months ended		Nine months ended
	September 30,		September 30,

(in millions)	2002	2001	2002	2001

Income Statement Data

Revenues:

Total policy charges	$87.0	$76.3	$261.6	$234.5

Net investment income	82.4	80.7	244.3	241.8

Other	47.3	46.6	142.7	147.1

	216.7	203.6	648.6	623.4

Benefits	114.1	104.5	340.0	319.5

Operating expenses	65.3	54.3	181.4	162.9

	179.4	158.8	521.4	482.4

Operating income before federal income taxes	$37.3	$44.8	$127.2	$141.0

Other Data

Sales:

The BEST of AMERICA variable life series	$128.2	$120.4	$394.5	$409.9

Corporate-owned life insurance	123.2	78.0	577.7	593.7
Traditional/Universal life insurance	59.9	56.7	181.6	178.9

Total life insurance sales	$311.3	$255.1	$1,153.8	$1,182.5

Policy reserves as of period end:

Individual investment life insurance	$1,978.8	$1,944.7

Corporate investment life insurance	3,545.9	2,981.6

Traditional life insurance	1,916.6	1,853.2

Universal life insurance	819.7	779.4

Total policy reserves	$8,261.0	$7,558.9

Life insurance in-force as of period end:

Individual investment life insurance	$32,878.2	$29,492.7

Corporate investment life insurance	8,578.7	7,445.6

Traditional life insurance	24,263.8	24,455.3

Universal life insurance	7,759.9	7,838.3

Total insurance in-force	$73,480.6	$69,231.9

Return on average allocated capital	10.2%	11.2%	11.7%	12.3%

Life Insurance segment earnings declined 17% to $37.3 million for the third quarter 2002 and were down 10% for the first nine months of 2002 compared to a year ago. Third quarter results include $6.8 million of accelerated DAC amortization as described in Management’s Discussion and Analysis of Financial Condition and Results of Operations – Benefits and Expenses. Excluding the accelerated DAC amortization, pre-tax operating income decreased 2% in third quarter 2002 and 5% for the first nine months of 2002 compared to one year ago. An increase in policy charges from a growing block of insurance in-force was offset by an increase in operating expenses.

Driven by increased policy charges, revenues from investment life products increased to $107.8 million in third quarter 2002 compared to $98.9 million in third quarter 2001, while year-to-date revenues increased to $322.5 million for 2002 compared to $301.9 million for 2001. The increase in policy charges is attributable to a growing block of investment life business, as insurance in-force increased 12% to $41.46 billion at September 30, 2002, compared to $36.94 billion at September 30, 2001.

Pre-tax operating earnings excluding the accelerated DAC amortization from investment life products totaled $26.3 million in third quarter 2002, a 1% decline from $26.5 million in third quarter 2001, while the first nine months of 2002 reached $78.7 million compared to $82.5 million a year ago, a 5% decline. The declines were due to an increase in general operating expenses and adverse mortality in first quarter 2002, partially offset by increased policy charges.

Fixed life pre-tax earnings decreased 2% to $17.9 million in third quarter 2002 compared to $18.3 million in the same period a year ago. For the first nine months of 2002, pre-tax earnings decreased 5% to $55.4 million compared to $58.5 million for the first nine months of 2001. Increases in policy benefit costs and operating expenses, partially offset by modest premium growth, contributed to the declines.

Total Life Insurance segment sales, excluding BOLI and Nationwide employee and agent benefit plan sales, increased 22% to $311.3 million in third quarter 2002 compared to $255.1 million during the same period in 2001. For the first nine months of 2002, total Life Insurance segment sales, excluding all BOLI and Nationwide employee and agent benefit plan sales, decreased $28.7 million compared to 2001 and totaled $1.15 billion. While the Company has experienced growth in renewal premiums, first year premiums for individual variable life insurance continued to be impacted by volatility in the equity markets and concern over the potential for adverse tax legislation. COLI sales benefited in third quarter 2002 from the sale of a single $54.0 million case.

Corporate

The Corporate segment consists of net investment income not allocated to the three product segments, unallocated expenses and interest expense on debt.

The following table summarizes certain selected financial data for the Company’s Corporate segment for the periods indicated.

	Three months ended		Nine months ended
	September 30,		September 30,

(in millions)	2002	2001	2002	2001

Income Statement Data

Operating revenues[1]	$12.7	$7.2	$30.8	$23.8

Interest expense on debt, primarily with NFS	(12.0)	(0.8)	(23.7)	(4.7)

Other operating expenses	(0.4)	(0.7)	(2.5)	1.0

Operating income before federal income taxes[1]	$0.3	$7.1	$4.6	$20.1

[1]	Excludes net realized gains and losses on investments not related to securitizations, hedging instruments and hedged items, discontinued operations and cumulative effect of adoption of accounting principles.

The increase in revenues reflects an increase in net investment income primarily attributable to income earned on the proceeds from the surplus note offerings completed in December 2001 and June 2002, less the impact of lower investment income as a result of dividends paid to NFS. The additional interest expense in third quarter 2002 and the first nine months of 2002 reflect the surplus note offerings mentioned above, offset by lower utilization of commercial paper borrowings.

In addition to these operating revenues and expenses, the Company also reports net realized gains and losses on investments not related to securitizations, hedging instruments and hedged items in the Corporate segment. For the first nine months of 2002, the Company recorded net realized losses on investments of $22.5 million, pre-tax, related to WorldCom, Inc. The Company also reported gains of $23.2 million and $44.4 million in the third quarter of 2002 and 2001, respectively, related to the two-step sale of a real estate partnership to related parties, as described in note 10 to the unaudited consolidated financial statements. An analysis of net realized (losses) gains on investments, hedging instruments and hedged items, by source and investment type follows for the periods indicated.

	Three months ended		Nine months ended
	September 30,		September 30,

(in millions)	2002	2001	2002	2001

Unrelated parties:

Realized gains (losses) on sale of securities available-for-sale:

Fixed maturity securities	$7.5	$3.3	$2.4	$2.2

Equity securities	—	—	—	—

Other-than-temporary impairments of securities available-for-sale:

Fixed maturity securities	(39.5)	(9.8)	(76.6)	(13.9)

Equity securities	—	—	—	—

Real estate	(0.6)	(0.3)	3.6	—

Mortgage loans on real estate	(0.1)	(0.2)	(3.0)	0.6

Derivatives	(8.2)	(0.6)	(12.1)	1.9

Other	(0.2)	(0.1)	(0.9)	(0.3)

Total – unrelated parties	(41.1)	(7.7)	(86.6)	(9.5)

Related parties – gain on sale of limited partnership	23.2	44.4	23.2	44.4

Net realized (losses) gains on investments, hedging instruments and hedged items	$(17.9)	$36.7	$(63.4)	$34.9

Related Party Transactions

See note 10 to the unaudited consolidated financial statements for a discussion of related party transactions.

Off-Balance Sheet Transactions

Under the medium-term note program, NLIC issues funding agreements, which are insurance obligations, to an unrelated third-party trust to secure notes issued to investors by the trust. The funding agreements are recorded as a component of future policy benefits and claims on the Company’s consolidated balance sheets. Because the Company has no ownership interest in, or control over, the third-party trust that issues the notes, the Company does not include the trust in its consolidated financial statements and therefore, such notes are not reflected in the consolidated financial statements of the Company. As the notes issued by the trust have a secured interest in the funding agreement issued by the Company, Moody’s Investors Service, Inc. (Moody’s) and Standard & Poor’s, A Division of The McGraw-Hill Companies, Inc., (S&P) assign the same ratings to the notes as the insurance financial strength ratings of NLIC.

During the first quarter of 2002, the Company sold a credit enhanced equity interest in a Low Income Housing Tax Credit Fund to a third party. The transaction provides a cumulative guaranteed return to the third party investor as it relates to the tax credits flows over the life of the transaction. The Company does not anticipate making any payments related to the guarantee provision provided by this transaction due to the diversity of and stabilization of the majority of the underlying properties and underlying reserves. Also see note 5 to the unaudited consolidated financial statements.

ITEM 3 Quantitative and Qualitative Disclosures About Market Risk

Omitted due to reduced disclosure format.

ITEM 4 Controls and Procedures

(a)  Our Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-14(c) and 15d-14(c) under the Exchange Act) as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”). Based on such evaluation, such officers have concluded that, as of the Evaluation Date, our disclosure controls and procedures are effective.

(b)  There have been no significant changes in our internal controls or in other factors that could significantly affect such controls since the Evaluation Date.

PART II — OTHER INFORMATION

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

On October 29, 1998, the Company was named in a lawsuit filed in Ohio state court related to the sale of deferred annuity products for use as investments in tax-deferred contributory retirement plans (Mercedes Castillo v. Nationwide Financial Services, Inc., Nationwide Life Insurance Company and Nationwide Life and Annuity Insurance Company). On May 3, 1999, the complaint was amended to, among other things, add Marcus Shore as a second plaintiff. The amended complaint is brought as a class action on behalf of all persons who purchased individual deferred annuity contracts or participated in group annuity contracts sold by the Company and the other named Company affiliates, which were used to fund certain tax-deferred retirement plans. The amended complaint seeks unspecified compensatory and punitive damages. On June 11, 1999, the Company and the other named defendants filed a motion to dismiss the amended complaint. On March 8, 2000, the court denied the motion to dismiss the amended complaint filed by the Company and the other named defendants. On January 25, 2002, the plaintiffs filed a motion for leave to amend their complaint to add three new named plaintiffs. On February 9, 2002, the plaintiffs filed a motion for class certification. On February 9, 2002, Marcus Shore withdrew as a named plaintiff in the lawsuit. On April 16, 2002, the Company filed a motion for summary judgment on the individual claims of plaintiff Mercedes Castillo. On May 28, 2002, the Court denied plaintiffs’ motion to add new persons as named plaintiffs, so the action is now proceeding with Mercedes Castillo as the only named plaintiff. On November 4, 2002, the Court issued a decision granting the Company’s motion for summary judgment on all plaintiff Mercedes Castillo’s individual claims, and ruling that plaintiff’s motion for class certification is moot. Judgment for the Company has not yet been entered.

On August 15, 2001, the Company was named in a lawsuit filed in Connecticut federal court titled Lou Haddock, as trustee of the Flyte Tool & Die, Incorporated Deferred Compensation Plan, et al v. Nationwide Financial Services, Inc. and Nationwide Life Insurance Company. On September 6, 2001, the plaintiffs amended their complaint to include class action allegations. The plaintiffs seek to represent a class of retirement plans that purchased variable annuities from Nationwide Life Insurance Company to fund qualified ERISA retirement plans. The amended complaint alleges that the retirement plans purchased variable annuity contracts from the Company that allowed plan participants to invest in funds that were offered by separate mutual fund companies; that the Company was a fiduciary under ERISA and that the Company breached its fiduciary duty when it accepted certain fees from the mutual fund companies that purportedly were never disclosed by the Company; and that the Company violated ERISA by replacing many of the funds originally included in the plaintiffs’ annuities with “inferior” funds because the new funds purportedly paid higher fees to the Company. The amended complaint seeks disgorgement of the fees allegedly received by the Company and other unspecified compensatory damages, declaratory and injunctive relief and attorney’s fees. On December 3, 2001, the plaintiffs filed a motion for class certification. The Company is opposing that motion. The Company’s Motion to Dismiss was denied on September 11, 2002. The Company intends to defend this lawsuit vigorously.

There can be no assurance that any such litigation will not have a material adverse effect on the Company in the future.

ITEM 2 Changes in Securities

Omitted due to reduced disclosure format.

ITEM 3 Defaults Upon Senior Securities

Omitted due to reduced disclosure format.

ITEM 4 Submission of Matters to a Vote of Security Holders

Omitted due to reduced disclosure format.

ITEM 5 Other Information

None.

ITEM 6 Exhibits and Reports on Form 8-K

(a)  Exhibits:

99.1	Certification of W.G. Jurgensen pursuant to 18 U.S.C. section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002.

99.2	Certification of Robert A. Oakley pursuant to 18 U.S.C. section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002.

(b)  Reports on Form 8-K:

On October 18, 2002, the Company filed a Current Report on Form 8-K reporting various rating actions announced by S&P and A.M. Best Company.

On October 24, 2002, the Company filed a Current Report on Form 8-K reporting an acceleration in amortization of DAC in third quarter 2002.

On October 28, 2002, the Company filed a Current Report on Form 8-K reporting the condensed consolidated balance sheets as of September 30, 2002 (unaudited) and December 31, 2001 and the unaudited condensed consolidated income statements for the three and nine month periods ended September 30, 2002 and 2001.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NATIONWIDE LIFE INSURANCE COMPANY (Registrant)

Date:	November 14, 2002	/s/ Mark R. Thresher Mark R. Thresher Senior Vice President – Finance – Nationwide Financial (Chief Accounting Officer)

CERTIFICATIONS

I, W.G. Jurgensen, Chief Executive Officer of Nationwide Life Insurance Company, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of Nationwide Life Insurance Company;

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a)	all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.	The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 14, 2002	/s/ W.G. Jurgensen Name: W.G. Jurgensen Title: Chief Executive Officer

I, Robert A. Oakley, Chief Financial Officer of Nationwide Life Insurance Company, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of Nationwide Life Insurance Company;

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a)	all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.	The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 14, 2002	/s/ Robert A. Oakley Name: Robert A. Oakley Title: Chief Financial Officer