Form 10-K
period 2002-12-31
NATIONWIDE LIFE INSURANCE CO
filed 2003-03-24
CIK 205695

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2002

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission File No. 2-64559

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

NONE

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to the filing requirements for at least the past 90 days.  Yes  ☒  No  ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2).  Yes  ☐  No  ☒

All voting stock was held by affiliates of the Registrant on March 10, 2003.

COMMON STOCK (par value $1 per share) – 3,814,779 shares issued and outstanding as of March 10, 2003

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

All of the outstanding shares of NLIC’s common stock are owned by Nationwide Financial Services, Inc. (NFS), a holding company formed by Nationwide Corporation (Nationwide Corp.), a subsidiary of NMIC.

In December 2001, NLIC sold NFS a 7.50%, $300.0 million surplus note maturing on December 17, 2031. In June 2002, NLIC sold NFS an 8.15% $300.0 million surplus note maturing on June 27, 2032.

Wholly owned subsidiaries of NLIC as of December 31, 2002 include Nationwide Life and Annuity Insurance Company (NLAIC) and Nationwide Investment Services Corporation (NISC). NLAIC offers universal life insurance, variable universal life insurance, corporate-owned life insurance and individual annuity contracts on a non-participating basis. NISC is a registered broker/dealer.

The Company is a leading provider of long-term savings and retirement products in the United States of America (U.S.). The Company develops and sells a diverse range of products including individual annuities, Private and Public Sector pension plans and other investment products sold to institutions, and life insurance. The Company sells its products through a diverse distribution network. Unaffiliated entities that sell the Company’s products to their own customer base include independent broker/dealers, wirehouse and regional firms, financial institutions, pension plan administrators and life insurance specialists. Affiliates of the Company who market products directly to a customer base include Nationwide Retirement Solutions and agents of Nationwide Life Insurance Company of America and its subsidiaries (Nationwide Provident agents). The Company also distributes retirement savings products through the agency distribution force of its ultimate parent company, NMIC (Nationwide agents). The Company believes its diverse range of competitive product offerings and strong distributor relationships positions it to compete effectively in the rapidly growing retirement savings market under various economic conditions.

Use of Non-GAAP Financial Measures

The Company’s consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States of America (GAAP). These financial statements and measures are used by management to assist in the analysis and management of the operations of the Company. In addition, the Company regularly reviews and reports non-GAAP financial measures called pre-tax operating income and net operating income, as well as monitoring and reporting a non-GAAP financial measure titled sales.

Readers are encouraged to refer to Part II, Item 7 – Management’s Narrative Analysis of the Results of Operations – Other Data of this report for detailed discussions of the components of these non-GAAP financial measures, how they differ from GAAP financial measures, how management uses this information and a reconciliation of pre-tax operating income and net operating income to the most directly comparable GAAP financial measures.

Business Segments

The Company reports three product segments: Individual Annuity, Institutional Products and Life Insurance. During the second quarter of 2002, the Company paid a dividend to NFS that resulted in the disposal of a portion of the business that had been reported in the Corporate segment. As a result, this business has been reported as discontinued operations. Beginning in 2002, structured products transactions previously reported in the Corporate segment are reported in the Institutional Products segment. Amounts reported for prior periods have been revised to reflect these changes.

The Individual Annuity segment, which had a pre-tax operating loss of $122.8 million, which accounted for (48)% of the Company’s pre-tax operating income for 2002, consists of individual The BEST of AMERICA®, private label and deferred variable annuity products, deferred fixed annuity products and income products. Individual deferred annuity contracts provide the customer with tax-deferred accumulation of savings and flexible payout options including lump sum, systematic withdrawal or a stream of payments for life. In addition, variable annuity contracts provide the customer with access to a wide range of investment options and asset protection in the event of an untimely death, while fixed annuity contracts generate a return for the customer at a specified interest rate fixed for prescribed periods.

The Institutional Products segment, which accounted for $203.4 million, or 80%, of the Company’s pre-tax operating income for 2002, is comprised of the Company’s Private and Public Sector group retirement plans, medium-term note program and structured products initiatives. The Private Sector includes the 401(k) business generated through variable and fixed group annuities. The Public Sector includes the Internal Revenue Code (IRC) Section 457 business in the form of fixed and variable annuities.

The Life Insurance segment, which accounted for $171.5 million, or 67%, of the Company’s pre-tax operating income for 2002, consists of investment life products, including both individual variable life and corporate-owned life insurance (COLI) products, traditional life insurance products and universal life insurance. Life insurance products provide a death benefit and generally also allow the customer to build cash value on a tax-advantaged basis.

The Corporate segment accounted for $1.8 million, or 1%, of the Company’s pre-tax operating income (which excludes non-securitization related net realized gains and losses on investments, hedging instruments and hedged items) before federal income taxes for 2002.

Additional information related to the Company’s business segments is included in note 18 to the consolidated financial statements and Financial Statement Schedule III, included in the F pages of this report.

Reinsurance

The Company follows the industry practice of reinsuring a portion of its life insurance and annuity risks with other companies in order to reduce net liability on individual risks, to provide protection against large losses and to obtain greater diversification of risks. The maximum amount of individual ordinary life insurance retained by the Company on any one life is $4.0 million. The Company cedes insurance primarily on an automatic basis, under which risks are ceded to a reinsurer on specific blocks of business where the underlying risks meet certain predetermined criteria and on a facultative basis, under which the reinsurer’s prior approval is required for each risk reinsured. The Company also cedes insurance on a case-by-case basis particularly where the Company may be writing new risks or is unwilling to retain the full costs associated with new lines of business. The ceding of risk does not discharge the original insurer from its primary obligation to the policyholder. The Company has entered into reinsurance contracts to cede a portion of its general account individual annuity business. Total recoveries due from these contracts were $362.3 million and $161.2 million as of December 31, 2002 and 2001, respectively. Under the terms of the contracts, trusts have been established as collateral for the recoveries. The trust assets are invested in investment grade securities, the fair value of which must at all times be greater than or equal to 100% or 102% of the reinsured reserves, as outlined in the underlying contracts. The Company has no other material reinsurance arrangements with unaffiliated reinsurers. The only sizable reinsurance agreements the Company has with affiliates are the modified coinsurance agreements pursuant to which NLIC reinsured all of its accident and health insurance business not ceded to unaffiliated reinsurers to other members of Nationwide as described in note 14 to the Company’s consolidated financial statements included in the F pages of this report.

Ratings

Ratings with respect to claims-paying ability and financial strength have become an increasingly important factor in establishing the competitive position of insurance companies. Ratings are important to maintaining public confidence in the Company and its ability to market its annuity and life insurance products. Rating organizations continually review the financial performance and condition of insurers, including the Company. Any lowering of the Company’s ratings could have a material adverse effect on the Company’s ability to market its products and could increase the rate of surrender of the Company’s products. Both of these consequences could, depending upon the extent thereof, have a material adverse effect on the Company’s liquidity and, under certain circumstances, net income. NLIC and NLAIC are rated “A+” (Superior) by A.M. Best Company, Inc. (A.M. Best) and their claims-paying ability/financial strength is rated “Aa3” (Excellent) by Moody’s Investors Service, Inc. (Moody’s) and “AA-” (Very Strong) by Standard & Poor’s, a Division of The McGraw-Hill Companies, Inc. (S&P).

The foregoing ratings reflect each rating agency’s opinion of NLIC’s financial strength, operating performance and ability to meet its obligations to policyholders and are not evaluations directed toward the protection of investors. Such factors are of concern to policyholders, agents and intermediaries.

The Company’s financial strength is also reflected in the ratings of commercial paper. The commercial paper is rated “AMB-1” by A.M. Best, “A-1+” by S&P and “P-1” by Moody’s.

Competition

The Company competes with a large number of other insurers as well as non-insurance financial services companies, such as banks, broker/dealers and mutual funds, some of whom have greater financial resources, offer alternative products and, with respect to other insurers, have higher ratings than the Company. The Company believes that competition in its lines of business is based on price, product features, commission structure, perceived financial strength, claims-paying ratings, service and name recognition.

On November 12, 1999, the Gramm-Leach-Bliley Act (the Act), was signed. The Act modernizes the regulatory framework for financial services in the U.S., which allows banks, securities firms and insurance companies to affiliate more directly than they have been permitted to do in the past. While the Act facilitates these affiliations, to date no significant competitors of the Company have acquired, or have been acquired by, a banking entity under authority of the Act. Nevertheless, it is not possible to anticipate whether such affiliations might occur in the future.

Regulation

General Regulation at State Level

NLIC and NLAIC, as with other insurance companies, are subject to extensive regulation and supervision in the jurisdictions in which they do business. Such regulations include the establishment of regulatory agencies with broad administrative powers to approve policy forms, grant and revoke licenses to transact business, regulate trade practices, license agents, require statutory financial statements, limit the amount of dividends and other payments that can be paid by insurance companies without prior approval and impose restrictions on the type and amount of investments permitted. These regulations are primarily intended to protect policyholders rather than shareholders. The Company cannot predict the effect that any proposed or future legislation may have on the financial condition or results of operations of the Company.

Insurance companies are required to file detailed annual and quarterly statutory financial statements with state insurance regulators in each of the states in which they do business and their business and accounts are subject to examination by such agencies at any time. In addition, insurance regulators periodically examine an insurer’s financial condition, adherence to statutory accounting practices and compliance with insurance department rules and regulations. Applicable state insurance laws, rather than federal bankruptcy laws, apply to the liquidation or the restructuring of insurance companies.

As part of their routine regulatory oversight process, state insurance departments periodically conduct detailed examinations of the books, records and accounts of insurance companies domiciled in their states. Such examinations are generally conducted in cooperation with the insurance departments of two or three other states under guidelines promulgated by the National Association of Insurance Commissioners (NAIC). The most recently completed examinations of NLIC and NLAIC were conducted by the Ohio, Arizona, California, Iowa, Kansas, Texas and Wisconsin insurance departments for the five-year period ended December 31, 2001. The final reports of these examinations did not result in any significant issues or adjustments.

In recent years, a number of life and annuity insurers have been the subject of regulatory proceedings and litigation relating to alleged improper life insurance pricing and sales practices. Some of these insurers have incurred or paid substantial amounts in connection with the resolution of such matters. In addition, state insurance regulatory authorities regularly make inquiries, hold investigations and administer market conduct examinations with respect to insurers’ compliance with applicable insurance laws and regulations. Neither NLIC nor NLAIC is the subject of any such investigation by any regulatory authority or any such market conduct examination in any state at this time. NLIC and NLAIC continuously monitor sales, marketing and advertising practices and related activities of their agents and personnel and provide continuing education and training in an effort to ensure compliance with applicable insurance laws and regulations. There can be no assurance that any non-compliance with such applicable laws and regulations would not have a material adverse effect on the Company.

Regulation of Dividends and Other Payments

The payment of dividends by NLIC is subject to restrictions set forth in the insurance laws and regulations of the State of Ohio, its domiciliary state. The State of Ohio insurance laws require Ohio-domiciled life insurance companies to seek prior regulatory approval to pay a dividend or distribution of cash or other property if the fair market value thereof, together with that of other dividends or distributions made in the preceding 12 months, exceeds the greater of (i) 10% of statutory-basis policyholders’ surplus as of the prior December 31 or (ii) the statutory-basis net income of the insurer for the 12-month period ending as of the prior December 31. As of December 31, 2002, no dividends could be paid by NLIC without prior approval. The State of Ohio insurance laws also require insurers to seek prior regulatory approval for any dividend paid from other than earned surplus. Earned surplus is defined under the State of Ohio insurance laws as the amount equal to the Company’s unassigned funds as set forth in its most recent statutory financial statements, including net unrealized capital gains and losses or revaluation of assets. Additionally, following any dividend, an insurer’s policyholder surplus must be reasonable in relation to the insurer’s outstanding liabilities and adequate for its financial needs. The payment of dividends by NLIC may also be subject to restrictions set forth in the insurance laws of the State of New York that limit the amount of statutory profits on NLIC’s participating policies (measured before dividends to policyholders) that can inure to the benefit of the Company and its stockholders. The Company currently does not expect such regulatory requirements to impair its ability to pay operating expenses and dividends in the future.

Available Information

The Company files Current Reports on Form 8-K, Quarterly Reports on Form 10-Q, Annual Reports on Form 10-K and other reports electronically with the Securities and Exchange Commission, which are available on the Securities and Exchange Commission’s web site (http://www.sec.gov).

ITEM 2	Properties

Pursuant to an arrangement between NMIC and certain of its subsidiaries, during 2002 the Company leased on average approximately 767,000 square feet of office space in the three building home office complex and in other offices in Columbus, Ohio. The Company believes that its present facilities are adequate for the anticipated needs of the Company.

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

On October 29, 1998, the Company was named in a lawsuit filed in Ohio state court related to the sale of deferred annuity products for use as investments in tax-deferred contributory retirement plans (Mercedes Castillo v. Nationwide Financial Services, Inc., Nationwide Life Insurance Company and Nationwide Life and Annuity Insurance Company). On May 3, 1999, the complaint was amended to, among other things, add Marcus Shore as a second plaintiff. The amended complaint seeks to bring a class action on behalf of all persons who purchased individual deferred annuity contracts or participated in group annuity contracts sold by the Company and the other named Company affiliates, which plaintiff contends were used to fund certain tax-deferred retirement plans. The amended complaint seeks unspecified compensatory and punitive damages. On June 11, 1999, the Company and the other named defendants filed a motion to dismiss the amended complaint. On March 8, 2000, the court denied the motion to dismiss the amended complaint filed by the Company and the other named defendants. On January 25, 2002, the plaintiffs filed a motion for leave to amend their complaint to add three new named plaintiffs. On February 9, 2002, the plaintiffs filed a motion for class certification. On April 16, 2002, the Company and the other named defendants filed a motion for summary judgment on the individual claims of plaintiff Mercedes Castillo. On May 28, 2002, the Court denied plaintiffs’ motion to add new persons as named plaintiffs, but granted Marcus Shore’s request to withdraw as named plaintiff, so the action is now proceeding with Mercedes Castillo as the only named plaintiff. On November 4, 2002, the Court issued a decision granting the Company’s and the other defendants’ motion for summary judgment on all of plaintiff Mercedes Castillo’s individual claims, and ruling that plaintiff’s motion for class certification is moot. Judgment for the Company was entered on November 15, 2002. On December 16, 2002, plaintiff Mercedes Castillo filed a notice of appeal from the Court’s orders (a) granting the defendants’ motion for summary judgment; and (b) denying plaintiff’s motion for leave to amend the complaint to add three new named plaintiffs. The Company’s responsive brief is due by April 23, 2003 and plaintiff’s reply brief is due by May 12, 2003. The Company intends to defend this lawsuit vigorously.

On August 15, 2001, the Company was named in a lawsuit filed in Connecticut federal court titled Lou Haddock, as trustee of the Flyte Tool & Die, Incorporated Deferred Compensation Plan, et al v. Nationwide Financial Services, Inc. and Nationwide Life Insurance Company. On September 6, 2001, the plaintiffs amended their complaint to include class action allegations. Plaintiffs seek to represent a class of retirement plans that purchased variable annuities from NLIC to fund qualified ERISA retirement plans. The amended complaint alleges that the retirement plans purchased variable annuity contracts from the Company that allowed plan participants to invest in funds that were offered by separate mutual fund companies; that the Company was a fiduciary under ERISA; that the Company breached its fiduciary duty when it accepted certain fees from the mutual fund companies that purportedly were never disclosed by the Company; and that the Company violated ERISA by replacing many of the funds originally included in the plaintiff’s annuities with “inferior” funds because the new funds purportedly paid higher fees to the Company. The amended complaint seeks disgorgement of the fees allegedly received by the Company and other unspecified compensatory damages, declaratory and injunctive relief and attorney’s fees. On December 3, 2001, the plaintiffs filed a motion for class certification. The Company is opposing that motion. The Company’s Motion to Dismiss was denied on September 11, 2002. On January 14, 2003, plaintiffs filed a motion to file a second amended complaint and the motion was granted on February 21, 2003. The second amended complaint removes the claims asserted against the Company concerning a violation of ERISA through the replacement of many of the funds originally included in the plaintiffs’ annuities with “inferior” funds that purportedly paid higher fees to the Company. The Company intends to defend this lawsuit vigorously.

There can be no assurance that any such litigation will not have a material adverse effect on the Company in the future.

ITEM 4	Submission of Matters to a Vote of Security Holders

Omitted due to reduced disclosure format.

PART II

ITEM 5	Market for the Registrant’s Common Stock and Related Shareholder Matters

There is no established public trading market for NLIC’s shares of common stock. All 3,814,779 shares of NLIC’s common stock issued and outstanding are owned by NFS.

NLIC declared and paid $35.0 million, $35.0 million and $50.0 million in cash dividends to NFS during 2002, 2001 and 2000, respectively. NLIC paid a non-cash dividend in the form of all of the common stock of Nationwide Securities, Inc., valued at $10.0 million, to NFS in 2002. In addition, NLIC sought and obtained prior regulatory approval from the Ohio Department of Insurance to return $475.0 million and $120.0 million of capital to NFS during 2002 and 2000, respectively.

NLIC currently does not have a formal dividend policy.

Reference is made to Part I, Item 1 – Business – Regulation of this report for information regarding dividend restrictions.

ITEM 6	Selected Consolidated Financial Data

Omitted due to reduced disclosure format.

ITEM 7	Management’s Narrative Analysis of the Results of Operations

Introduction

Management’s narrative analysis of the results of operations of NLIC and subsidiaries for the three years ended December 31, 2002 follows. This narrative analysis should be read in conjunction with the Company’s consolidated financial statements and related notes included in the F pages of this report.

The Company is a leading provider of long-term savings and retirement products in the U.S. The Company develops and sells a diverse range of products including individual annuities, Private and Public Sector pension plans and other investment products sold to institutions, and life insurance. The Company sells its products through a diverse distribution network, including independent broker/dealers, wirehouse and regional firms, financial institutions, pension plan administrators, life insurance specialists, Nationwide Retirement Solutions, Nationwide Provident agents and Nationwide agents.

Forward-Looking Statements

Management’s discussion and analysis contains certain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 with respect to the results of operations and businesses of the Company. These forward-looking statements involve certain risks and uncertainties. Factors that may cause actual results to differ materially from those contemplated or projected, forecast, estimated or budgeted in such forward-looking statements include, among others, the following possibilities: (i) the potential impact on the Company’s reported consolidated net income that could result from the adoption of certain accounting standards issued by the Financial Accounting Standards Board (FASB) or other standard-setting bodies; (ii) tax law changes impacting the tax treatment of life insurance and investment products; (iii) repeal of the federal estate tax; (iv) heightened competition, including specifically the intensification of price competition, the entry of new competitors and the development of new products by new and existing competitors; (v) adverse state and federal legislation and regulation, including limitations on premium levels, increases in minimum capital and reserves, and other financial viability requirements; (vi) failure to expand distribution channels in order to obtain new customers or failure to retain existing customers; (vii) inability to carry out marketing and sales plans, including, among others, development of new products and/or changes to certain existing products and acceptance of the new and/or revised products in the market; (viii) changes in interest rates and the stock markets causing a reduction of investment income and/or asset fees, an acceleration of the amortization of deferred policy acquisition costs (DAC), reduction in the value of the Company’s investment portfolio or separate account assets, or a reduction in the demand for the Company’s products; (ix) general economic and business conditions which are less favorable than expected; (x) competitive, regulatory or tax changes that affect the cost of, or demand for the Company’s products; (xi) unanticipated changes in industry trends and ratings assigned by nationally recognized rating organizations; (xii) deviations from assumptions regarding future persistency, mortality, morbidity and interest rates used in calculating reserve amounts and in pricing the Company’s products; and (xiii) adverse litigation results or resolution of litigation and/or arbitration.

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

The most critical estimates include those used in determining DAC for investment products and universal life insurance products, impairment losses on investments, valuation allowances for mortgage loans on real estate and federal income taxes.

See note 2 to the consolidated financial statements included in the F pages of this report for a discussion of the Company’s significant accounting policies, including recently issued accounting pronouncements. In addition, the following discussion of modified coinsurance arrangements relates to tentative guidance that could affect the Company’s accounting, if finalized. Although disclosure of the impact of proposed guidance issued by standard-setting bodies is not appropriate in the footnotes to financial statements issued in accordance with accounting principles generally accepted in the United States of America, it is included herein as this tentative guidance is related solely to the Company’s industry and could change the accounting for such arrangements in the future.

On February 3, 2003 the FASB’s Derivatives Implementation Group issued tentative guidance related to the bifurcation of an embedded derivative within a reinsurer’s receivable and ceding company’s payable arising from a modified coinsurance arrangement (DIG B36). Paragraph 12.a. of FASB Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities (SFAS 133) indicates that an embedded derivative must be separated from the host contract if the economic characteristics and risks of the embedded derivative instrument are not clearly and closely related to the economic characteristics and risks of the host contract. DIG B36 indicates that bifurcation is necessary in a modified coinsurance arrangement because the yield on the receivable and payable is based on a specified proportion of the ceding company’s return on either its general account assets or a specified block of those assets, rather than the overall creditworthiness of the ceding company. Status of the guidance provided in DIG B36 related to modified coinsurance arrangements will remain tentative until it is formally cleared by the FASB and incorporated in an FASB staff implementation guide, which is contingent upon an amendment of SFAS 133 being issued. As such, the Company is still evaluating the impact that this guidance will have on its financial results. The total amount of reserves that the Company holds under modified coinsurance arrangements is $734.0 million.

Deferred Policy Acquisition Costs for Investment Products and Universal Life Insurance Products

The costs of acquiring business, principally commissions, certain expenses of the policy issue and underwriting department and certain variable sales expenses that relate to and vary with the production of new and renewal business have been deferred. DAC is subject to recoverability testing at the time of policy issuance and loss recognition testing at the end of each reporting period.

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

Changes in assumptions can have a significant impact on the amount of DAC reported for investment products and universal life insurance products and their related amortization patterns. In the event actual experience differs from assumptions or assumptions are revised, the Company is required to record an increase or decrease in DAC amortization expense (DAC unlocking), which could be significant. In general, increases in the estimated general and separate account returns result in increased expected future profitability and may lower the rate of DAC amortization, while increases in lapse/surrender and mortality assumptions reduce the expected future profitability of the underlying business and may increase the rate of DAC amortization.

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

For other investment products and universal life insurance products, DAC is set each quarter to reflect revised best estimate assumptions, including the use of a reversion to the mean methodology over the next three years as it relates to net separate account performance. Any resulting DAC unlocking adjustments are reflected currently in the consolidated financial statements.

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

Therefore, the Company recorded an acceleration of DAC amortization totaling $347.1 million before tax, or $225.6 million, net of $121.5 million of federal income tax benefit, which has been reported in the following segments in the amounts indicated, net of tax: Individual Annuity – $213.4 million, Institutional Products – $7.8 million and Life Insurance – $4.4 million. The acceleration of DAC amortization was the result of unlocking certain assumptions underlying the calculation of DAC for investment products and variable universal life insurance products. The most significant assumption changes were the resetting of the Company’s anchor date for reversion to the mean calculations to September 30, 2002, resetting the assumption for net separate account growth to 8 percent during the three-year reversion period for all investment products and variable life insurance products and increasing future lapses and costs related to guaranteed minimum death benefits (GMDB) on individual variable annuity contracts. These adjustments were primarily driven by the sustained downturn in the equity markets.

Impairment Losses on Investments

Management regularly reviews its fixed maturity and equity securities portfolio to evaluate the necessity of recording impairment losses for other-than-temporary declines in the fair value of investments. A number of criteria are considered during this process including, but not limited to, the current fair value as compared to amortized cost or cost, as appropriate, of the security, the length of time the security’s fair value has been below amortized cost/cost, and by how much, specific credit issues related to the issuer and current economic conditions. Also, the Company estimates the cash flows over the life of purchased beneficial interests in securitized financial assets. Based on current information and events, if the Company estimates that the fair value of its beneficial interests is not greater than or equal to its carrying value and if there has been a decrease in the estimated cash flows since the last revised estimate, considering both timing and amount, then an other-than-temporary impairment is recognized and the purchased beneficial interest is written down to fair value. Other-than-temporary impairment losses result in a permanent reduction of the cost basis of the underlying investment.

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

Results of Operations

Revenues

Total operating revenues, which exclude net realized gains and losses on investments not related to securitizations, hedging instruments and hedged items, increased $79.7 million, or 3%, to $3.08 billion in 2002 compared to $3.00 billion in 2001. The growth in operating revenues in 2002 was primarily driven by an increase in net investment income as a result of continued growth in interest spread-based businesses, which offset lower policy charges due to depressed equity markets. Operating revenues in 2001 increased by less than 1% from $3.00 billion reported in 2000, with growth in net investment income offsetting lower policy charges.

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

Policy charges for each of the last three years were as follows:

	2002	2001	2000
	(in millions)
Asset fees	$538.8	$614.2	$714.6
Cost of insurance charges	235.5	201.9	156.5
Administrative fees	119.2	128.5	134.2
Surrender fees	80.3	72.7	86.1

Total policy charges	$973.8	$1,017.3	$1,091.4

The decline in asset fees reflect decreases in total average separate account assets of $6.78 billion (11%) and $9.13 billion (13%) in 2002 and 2001, respectively. The decrease in average separate account values over the past two years was fueled by market depreciation on investment options underlying variable annuity and investment life insurance products as a result of the sharp declines in the equity markets.

Cost of insurance charges are assessed on the net amount at risk on universal life insurance policies. The net amount at risk is equal to a policy’s death benefit minus the related policyholder account value. The amount charged is based on the insured’s age and other underwriting factors. The increase in cost of insurance charges is due primarily to growth in the net amount at risk related to corporate and individual investment life insurance reflecting new sales, favorable persistency on policies sold in prior periods and equity market declines which lowered policyholder account values. The net amount at risk related to corporate and individual investment life insurance grew to $36.15 billion at the end of 2002 compared to $32.93 billion and $28.28 billion at the end of 2001 and 2000, respectively.

Surrender fees increased in 2002 compared to a year ago, primarily due to higher lapse activity in individual variable annuities and investment life insurance products as a result of the sustained downturn in the equity markets and the competitive environment in the marketplace. Lower surrender charges in 2001 compared to 2000 were the result of the successful implementation of customer retention programs in the individual variable annuity business during the year.

Net investment income includes the investment income earned on investments supporting fixed annuities, the medium-term note program and certain life insurance products as well as invested assets not allocated to product segments, net of related investment expenses. Net investment income totaled $1.84 billion in 2002 compared to $1.72 billion and $1.65 billion in 2001 and 2000, respectively. These increases were primarily due to increased invested assets supporting growth in individual fixed annuity, medium-term notes and fixed life insurance policy reserves, partially offset by lower yields due to declining market interest rates. General account assets supporting insurance products are closely correlated to the underlying reserves on these products. General account reserves supporting these products grew by $6.46 billion and $3.03 billion in 2002 and 2001, respectively, and totaled $31.68 billion as of December 31, 2002. The growth in general account reserves reflects increased customer preference for fixed products in light of declining and volatile equity markets. In addition, the growth reflects the Company’s commitment to strengthen its distribution and service capabilities for fixed products. The changes in net investment income were also impacted by average yields on investments, which decreased by 81 basis points and 52 basis points in 2002 in 2001, respectively, as a result of lower market interest rates.

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

Losses from other-than-temporary impairments were $120.3 million in 2002, compared to $80.6 million in 2001 and $15.4 million in 2000. Included in the 2002 losses were $22.5 million, pre-tax, related to WorldCom, Inc., and 2001 losses included $25.9 million related to fixed maturity securities issued by Enron and affiliated entities. Non-impairment related net realized gains on investments, hedging instruments and hedged items totaled $35.9 million in 2002 compared to $62.3 million of net gains in 2001 and net losses of $4.0 million in 2000, including gains of $23.2 million and $44.4 million in 2002 and 2001, respectively, related to the two-step sale of a real estate limited partnership to related parties, as described in note 14 to the consolidated financial statements included in the F pages of this report.

Benefits and Expenses

Interest credited to policyholder account values totaled $1.24 billion in both 2002 and 2001 and $1.18 billion in 2000 and principally relates to fixed annuities, both individual and institutional, funding agreements backing the Company’s medium-term note program and certain life insurance products. The growth in interest credited over the past two years reflects the increase in policy reserves for these products, partially offset by lower crediting rates in response to lower market interest rates. Crediting rates in the Individual Annuity segment have declined in 2002 and new crediting rates for most products are at, or near, contractual minimums, while in 2001, crediting rates remained flat despite declining market interest rates, reflecting competitive market conditions.

Other benefits and claims include policyholder benefits in excess of policyholder account values for universal life and individual deferred annuities and net claims and provisions for future policy benefits for traditional life insurance products and immediate annuities. An increase in other benefits and claims in 2002 compared to a year ago reflects higher levels of GMDB claims from individual variable annuity products and additional life insurance benefits reflecting growth in life insurance in-force. The growth in 2001 reflects additional life insurance claims primarily as a result of growth in life insurance in-force.

The substantial increase in DAC amortization in 2002 compared to a year ago reflects an acceleration of DAC amortization recorded in the third quarter of 2002. As part of the regular quarterly analysis of DAC, at the end of the third quarter of 2002, the Company determined that using actual experience to date and assumptions consistent with those used in the second quarter of 2002, its individual variable annuity DAC balance would be outside a pre-set parameter of acceptable results. The Company also determined that it was not reasonably possible that the DAC would return to an amount within the acceptable parameter within a prescribed period of time. Accordingly, the Company unlocked its DAC assumptions for individual variable annuities and reduced the DAC asset to the amount calculated using the revised assumptions. Because the Company unlocked the net separate account growth rate assumption for individual variable annuities for the three-year reversion period, the Company unlocked that assumption for all investment products and variable universal life insurance products to be consistent across product lines.

Therefore, the Company recorded an acceleration of DAC amortization totaling $347.1 million before tax, or $225.6 million, net of $121.5 million of tax benefit, which has been reported in the following segments in the amounts indicated, net of tax: Individual Annuity – $213.4 million, Institutional Products – $7.8 million and Life Insurance – $4.4 million. The acceleration of DAC amortization was the result of unlocking certain assumptions underlying the calculation of DAC for investment products and variable universal life insurance products. The most significant assumption changes were the resetting of the Company’s anchor date for reversion to the mean calculations to September 30, 2002, resetting the assumption for net separate account growth to 8 percent during the three-year reversion period for all investment products and variable life insurance products and increasing future lapses and costs related to GMDB on variable annuity contracts. These adjustments were primarily driven by the sustained downturn in the equity markets.

The increase in interest expense in 2002 relates to the issuance of $300 million of surplus notes to NFS in both December 2001 and June 2002, partially offset by lower utilization of commercial paper.

Operating expenses were $508.6 million in 2002, a 16% increase from 2001 operating expenses of $439.3 million. Operating expenses were $472.0 million in 2000. The increase in 2002 reflects a growing customer base, increased employee benefit costs and increased spending on projects focused on improving producer and customer support. The 7% decrease in 2001 compared to 2000 reflects the Company’s commitment to aggressive expense management in response to declining revenues and lower sales as a result of declining and volatile equity markets and a slowing economy throughout the year.

Federal income tax expense was $8.7 million representing an effective tax rate of 5.1% for 2002. Federal income tax expense in 2001 and 2000 was $161.2 million and $207.3 million, respectively, representing effective rates of 25.6% and 30.3%. The tax benefit of $121.5 million associated with the $347.1 million of accelerated DAC amortization in third quarter 2002 was calculated at the U.S. federal corporate income tax rate of 35%, which causes a distortion in what would normally be expected to be reported as an effective tax rate. Excluding the accelerated DAC amortization and related tax benefit, the effective tax rate for 2002 was 25.2%, which is lower than 2001 due to an increase in tax credits from affordable housing partnership investments and the elimination of non-deductible goodwill amortization expense in 2002, partially offset by lower tax-exempt income. An increase in tax-exempt income and tax credits, including credits from affordable housing partnership investments, resulted in the decrease in 2001.

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

Income (loss) from discontinued operations, net of tax, for 2002, 2001 and 2000 was $0.7 million, $1.2 million and $(0.5) million, respectively.

Other Data

The Company analyzes operating performance using non-GAAP financial measures called pre-tax operating income and net operating income. The Company calculates pre-tax operating income by adjusting income from continuing operations before federal income taxes and cumulative effect of adoption of accounting principles to exclude net realized gains and losses on investments not related to securitizations, hedging instruments and hedged items. The Company calculates net operating income by adjusting net income to exclude net realized gains and losses on investments not related to securitizations, hedging instruments and hedged items, discontinued operations and cumulative effect of adoption of accounting principles, all net of tax. Pre-tax operating income, net operating income, or similar measures are commonly used in the insurance industry as measures of ongoing earnings performance.

The excluded items are important in understanding the Company’s overall results of operations. Pre-tax operating income or net operating income should not be viewed as substitutes for income from continuing operations before federal income taxes and cumulative effect of adoption of accounting principles or net income, respectively, determined in accordance with GAAP, and it should be noted that the Company’s definition of these non-GAAP financial measures may differ from those used by other companies. The Company believes that the presentation of these non-GAAP financial measures as they are measured for management purposes enhances the understanding of the Company’s results of operations by highlighting the results from ongoing operations, on a pre- and post-tax basis, and the underlying profitability factors of the Company’s business. The Company excludes net realized gains and losses on investments not related to securitizations, hedging instruments and hedged items from these non-GAAP financial measures because such items are often the result of a single non-recurring event which may or may not be at the Company’s discretion. Including the fluctuating effects of these transactions could distort trends in the underlying profitability of the Company’s business. The Company also excludes discontinued operations and the cumulative effect of adoption of accounting principles from net operating income, as such adjustments are not reflective of the ongoing operations of the Company’s business.

The following table reconciles the Company’s reported income from continuing operations before federal income taxes and cumulative effect of adoption of accounting principles to pre-tax operating income for each of the last three years.

	2002	2001	2000
	(in millions)
Income from continuing operations before federal income taxes and cumulative effect of adoption of accounting principles	$169.5	$628.9	$683.1
Net realized losses on investments, hedging instruments and hedged items, (excluding net realized gains and losses related to securitizations)	84.4	20.2	19.4

Pre-tax operating income	$253.9	$649.1	$702.5

The following table reconciles the Company’s reported net income to net operating income for each of the last three years.

	2002	2001	2000
	(in millions)
Net income	$161.5	$461.8	$475.3
Net realized losses on investments, hedging instruments and hedged items, net of tax (excluding net realized gains and losses related to securitizations)	54.9	13.1	12.6
Discontinued operations, net of tax	(0.7)	(1.2)	0.5
Cumulative effect of adoption of accounting principles, net of tax	—	7.1	—

Net operating income	$215.7	$480.8	$488.4

Sales Information

The Company regularly monitors and reports a non-GAAP financial measure titled sales. Sales or similar measures are commonly used in the insurance industry as a measure of business generated in the period. The Company has not provided a reconciliation of sales to a comparative GAAP financial measures because it does not believe there is a similar GAAP measure as it relates to its industry, as described below.

Sales should not be viewed as a substitute for revenues determined in accordance with GAAP, and the Company’s definition of sales might differ from that used by other companies. Sales generate customer funds managed and administered, which ultimately drive revenues. Sales are primarily comprised of statutory premiums and deposits on individual and group annuities and life insurance products sold to a diverse customer base. Statutory premiums and deposits are calculated in accordance with accounting practices prescribed or permitted by regulatory authorities and then adjusted to arrive at sales. Revenues are generated from both current and previous sales that are in-force during part of the reporting period and are reported as policy charges, life insurance premiums, net investment income and other revenues. Because revenues are generated primarily based on charges against the in-force or surrendering contracts based on a fraction of the value of the contract and sales relate primarily to the amount of premiums and deposits received in a period, the Company does not believe a reconciliation of these amounts would be meaningful.

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

The Company’s flagship products are marketed under The BEST of AMERICA® brand, and include individual variable and group annuities and variable life insurance. The BEST of AMERICA products allow customers to choose from investment options managed by premier mutual fund managers. The Company has also developed private label variable and fixed annuity products in conjunction with other financial services providers that allow those providers to sell products to their own customer bases under their own brand name.

The Company also markets group deferred compensation retirement plans to employees of state and local governments for use under Internal Revenue Code (IRC) Section 457. The Company utilizes its sponsorship by the National Association of Counties and The United States Conference of Mayors when marketing IRC Section 457 products.

Sales by product and segment for each of the last three years are as follows:

	2002	2001	2000
	(in millions)
The BEST of AMERICA annuity products	$3,506.9	$3,927.2	$5,475.4
Private label annuities	795.3	1,398.3	998.7
Other	—	2.8	90.9

Total individual variable annuity sales	4,302.2	5,328.3	6,565.0

Deferred fixed annuities	2,528.3	1,874.4	534.8
Income products	133.0	127.8	127.7

Total individual fixed annuity sales	2,661.3	2,002.2	662.5

Total individual annuity sales	$6,963.5	$7,330.5	$7,227.5

The BEST of AMERICA annuity products	$2,611.2	$3,067.6	$3,931.4
Other	46.5	56.9	47.3

Total private sector pension plan sales	2,657.7	3,124.5	3,978.7

Total public sector pension plan sales—IRC Section 457 annuities	1,375.6	1,521.2	2,148.8

Total institutional products sales	$4,033.3	$4,645.7	$6,127.5

The BEST of AMERICA variable life series	$518.2	$552.4	$573.4
Corporate-owned life insurance (COLI)	657.5	742.3	711.4
Traditional/Universal life insurance	244.8	245.9	245.4

Total life insurance sales	$1,420.5	$1,540.6	$1,530.2

The Company sells its products through a diverse distribution network. Unaffiliated entities that sell the Company’s products to their own customer base include independent broker/dealers, wirehouse and regional firms, financial institutions, pension plan administrators and life insurance specialists. Representatives of affiliates who market products directly to a customer base include Nationwide Retirement Solutions and Nationwide Provident agents. The Company also distributes retirement savings products through the agency distribution force of its ultimate parent company, NMIC.

Sales by distribution channel for each of the last three years are summarized as follows:

	2002	2001	2000
	(in millions)
Non-affiliated:
Financial institutions	$3,421.4	$3,202.9	$2,868.0
Independent broker/dealers	3,326.3	3,977.4	5,705.0
Wirehouse and regional firms	2,050.4	2,332.0	1,412.2
Pension plan administrators	709.6	959.7	1,044.2
Life insurance specialists(1)	657.5	742.4	711.4
Affiliated:
Nationwide Retirement Solutions	1,426.9	1,591.7	2,328.6
Nationwide agents	726.3	710.6	815.8
Nationwide Provident agents	98.9	—	—

Total sales	$12,417.3	$13,516.7	$14,885.2

(1)    Includes sales generated by TBG Financial, an affiliate.

Sales through financial institutions grew 7% in 2002, driven mainly by increased fixed annuity sales, partially offset by lower production of variable annuities. Sales in 2001 grew 12% due primarily to the appointment of new distributors in the bank channel who sell fixed annuity products and a shift in customer preference in 2001 to fixed annuity products in light of the declining and volatile equity markets.

The 16% decrease in sales in the independent broker/dealer channel in 2002 reflects primarily lower demand for variable annuities and variable life insurance in light of depressed equity markets. Total sales through this channel were down 30% in 2001, reflecting lower demand for variable annuities due to declining and volatile equity markets. Also contributing to the decline in 2001 were lower Private Sector group pension sales due to decreases in the average takeover case size reflecting the depressed equity markets and number of new plans sold in light of the economic slowdown.

Sales through wirehouse and regional firms decreased 12% in 2002 to $2.05 billion compared to $2.33 billion in 2001, primarily reflecting lower sales from the Waddell & Reed Financial, Inc. relationship, partially offset by growth from other firms. Sales in this channel in 2001 increased 65% over 2000, due primarily to higher sales following the launch of the Waddell & Reed Financial, Inc. relationship, which generated $1.04 billion of sales in 2001.

Sales through pension plan administrators dropped 26% and 8% in 2002 and 2001, respectively. As the Company’s Private Sector pension business model continues to evolve, direct production through this channel is not expected to grow, as more new business opportunities are being created in conjunction or partnership with the independent broker/dealers, wirehouse and regional firms and financial institutions relationships.

The 11% decrease in sales through life insurance specialists in 2002 reflects a weakness in COLI sales being negatively impacted by the sluggish equity markets, the weak economy, unfavorable press regarding COLI and executive deferred compensation plans and proposed legislation which would adversely impact the tax benefits of COLI. Sales for 2001 grew 4% over 2000 and reflect continued growth in renewal premiums, offset by a sharp decline in first-year premiums, as the depressed economic conditions reduced demand for new executive benefit plans.

Business Segments

The Company reports three product segments: Individual Annuity, Institutional Products and Life Insurance. In addition, the Company reports certain other revenues and expenses in a Corporate segment.

The following table summarizes pre-tax operating income (loss) for the Company’s business segments for each of the last three years.

	2002	2001	2000
	(in millions)
Individual Annuity	$(122.8)	$231.4	$280.7
Institutional Products	203.4	211.3	220.0
Life Insurance	171.5	189.7	161.1
Corporate(1)	1.8	16.7	40.7

Pre-tax operating income(1)	$253.9	$649.1	$702.5

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

The following table summarizes certain selected financial data for the Company’s Individual Annuity segment for the years indicated.

	2002	2001	2000
	(in millions)
Income Statement Data
Revenues:
Policy charges	$456.8	$495.1	$573.2
Net investment income	668.5	534.7	482.0
Premiums on immediate annuities	69.4	60.9	52.7

Total revenues	1,194.7	1,090.7	1,107.9

Benefits and expenses:
Interest credited to policyholder account values	505.9	433.2	396.4
Other benefits	99.5	68.7	54.0
Amortization of DAC	528.2	220.0	238.7
Other operating expenses	183.9	137.4	138.1

Total benefits and expenses	1,317.5	859.3	827.2

Pre-tax operating (loss) income	$(122.8)	$231.4	$280.7

Other Data
Sales:
Individual variable annuities	$4,302.2	$5,328.3	$6,565.0
Individual fixed annuities	2,661.3	2,002.2	662.5

Total individual annuity sales	$6,963.5	$7,330.5	$7,227.5

Average account values:
Separate account	$29,750.3	$33,419.0	$37,934.0
General account	10,163.8	7,619.7	6,942.9

Total average account values	$39,914.1	$41,038.7	$44,876.9

Account values as of year end:
Individual variable annuities	$30,611.4	$36,020.9	$39,621.9
Individual fixed annuities	8,020.8	5,756.6	3,941.8

Total account values	$38,632.2	$41,777.5	$43,563.7

GMDB—Net amount at risk, net of reinsurance	$2,961.9	$1,293.8	$179.6
Return on average allocated capital	(3.2)%	13.4%	20.4%
Pre-tax operating (loss) income to average account values	(0.31)%	0.56%	0.63%

Pre-tax operating loss totaled $122.8 million in 2002 compared to earnings of $231.4 million in 2001, which were down 18% from 2000. The loss in 2002 was primarily due to the acceleration of DAC amortization recorded in third quarter 2002, which totaled $328.3 million, as described in Part II, Item 7—Management’s Narrative Analysis of the Results of Operations—Benefits and Expenses. Excluding the accelerated DAC amortization, pre-tax operating income decreased 11% in 2002. In both years, the decline in equity markets pushed average separate account balances lower, thereby reducing policy charges and earnings. The decline in policy charges was partially offset by additional interest spread income generated by rapid growth in fixed annuities.

Asset fees were $373.3 million in 2002 down 11% from $420.8 million in 2001 and totaled $478.5 million in 2000. Asset fees are calculated daily and charged as a percentage of separate account values. The fluctuations in asset fees are primarily due to changes in the market value of the investment options underlying the account values, which have followed the general trends of the equity markets. Average separate account values decreased 11% in 2002 to $29.75 billion following a 12% decrease in 2001.

Surrender fees increased by $4.7 million to $60.4 million in 2002 compared to $55.7 million in 2001 and $75.4 million in 2000, primarily due to the competitive market place and sustained downturn in the equity markets. Lower surrender fees in 2001 were the result of the successful implementation of customer retention programs in the individual variable annuity business during the year. These programs were created as the heightened competitive environment in 2000 led to increased surrender activity and related fees.

Interest spread income is net investment income less interest credited to policyholder account values. Interest spread income can vary depending on crediting rates offered by the Company, performance of the investment portfolio, including the rate of prepayments, changes in market interest rates, the competitive environment and other factors.

The following table depicts the interest spread on average general account values in the Individual Annuity segment for each of the last three years.

	2002	2001	2000
Net investment income	6.93%	7.58%	7.86%
Interest credited	4.98	5.69	5.71

Interest spread on average general account values	1.95%	1.89%	2.15%

Interest spread on average general account values increased 6 basis points in 2002 compared a year ago. The improvement was due to the Company’s ability to lower renewal crediting rates more quickly than investment portfolio rates have declined as a result of lower market interest rates. However, a one-year enhanced crediting rate special offered in the fourth quarter of 2002 coupled with new crediting rates at or near contractual minimum rates and a jump in prepayments of higher yielding investments will put pressure on interest spread on average general account values in 2003. A combination of a competitive environment, a sharp decline in interest rates and a by-product of the Company’s investment strategy contributed to the reduction in interest spreads in 2001 compared to 2000. As a strategic move to maintain market share, the Company did not lower crediting rates in the third quarter of 2001 as quickly as earned rates declined. In addition, throughout 2001, the Company had a significant increase in cash flows in the general account due to strong fixed annuity sales. As a result, at certain times throughout the year, cash positions were greater than targeted as the Company acquired appropriate long-term investments, putting pressure on spreads, especially given a declining interest rate environment. Declining interest rates in 2002 and 2001 resulted in a significant increase in mortgage loan and bond prepayment income, which added 6 and 8 basis points to the 2002 and 2001 interest spread, respectively, compared to 4 basis points in 2000.

Other benefits increased in 2002 primarily due to higher levels of GMDB claims. GMDB exposure, as measured by the difference between the aggregate account value and death benefit due to the contract holder net of any reinsurance coverage, increased to $2.96 billion at the end of 2002 from $1.29 billion at the end of 2001. During 2002, the Company strengthened its reserve for GMDB claims by $10.5 million to meet the current estimate of future net GMDB claims in excess of fees. The Company’s reserve for GMDB claims was $13.7 million and $11.4 million as of December 31, 2002 and 2001, respectively.

Operating expenses were $183.9 million in 2002, an increase of 34% over 2001. The increase reflects growth in the number of contracts in-force, an increase in employee benefit costs and projects focused on improving producer and customer support.

Account values ended 2002 at $38.63 billion, down $3.15 billion from the end of 2001 of $41.78 billion, which was down $1.79 billion from the end of 2000. Net flows, which consists of deposits less withdrawals, of $1.98 billion and $3.09 billion in 2002 and 2001, respectively, were offset by market depreciation of variable annuities of $4.88 billion and $4.51 billion in 2002 and 2001, respectively. The decrease in net flows is attributable to the decline in sales combined with an increase in variable annuity surrenders due to continued losses in the equity markets. Individual annuity sales, which exclude internal replacements, during 2002 were $6.96 billion, down 5% from $7.33 billion a year ago. The decline in sales is driven by sustained weakness in the equity markets, which had a negative impact on variable annuity demand. Variable annuity sales were $4.30 billion in 2002, down 19% compared to 2001. Sales of variable annuities were down 19% in 2001 compared to 2000. According to the Variable Annuity Research & Data Service (VARDS), the Company was ranked 8th in total variable annuity sales in 2002. Partially offsetting a decline in variable annuity sales was the strong appeal of fixed products to consumers, as fixed annuities sales reached a record $2.66 billion in 2002, a 33% increase from the $2.00 billion reported in 2001. Fixed annuity sales were up 202% in 2001 from 2000. The decline in the equity markets has fueled interest in fixed annuity sales across the industry. In addition, the Company has expanded the number of banks that sell the Company’s fixed products.

The decrease in return on average allocated capital in 2002 is a result of lower earnings on individual variable annuities, primarily due to the accelerated DAC amortization charge resulting from depressed equity markets. Excluding the $328.3 million of accelerated DAC amortization, return on average allocated capital in 2002 was 10.2%. The lower returns in 2002 and 2001 were driven by lower earnings from variable annuities due to the depressed equity markets and additional allocated capital to support growth in fixed annuities during 2002 and 2001.

Excluding the $328.3 million of accelerated DAC amortization in 2002, pre-tax operating income to average account values was 51 basis points. The lower returns in 2002 and 2001 were driven by lower earnings from variable annuities and lower interest spreads on average general account values in 2001. Also contributing to this decline was the Company’s inability to reduce its operating expenses as quickly as and in proportion to the decrease in policy charges due to declining equity markets.

Institutional Products

The Institutional Products segment is comprised of the Company’s Private and Public Sector group retirement plans, medium-term note program and structured products initiatives. The Private Sector includes the 401(k) business generated through variable and fixed group annuities. The Public Sector includes the IRC Section 457 business in the form of fixed and variable annuities.

Sales results do not include business generated through the Company’s medium-term note program, large case pension plan acquisitions and Nationwide employee and agent benefit plans, however the income statement data does reflect this business.

The following table summarizes certain selected financial data for the Company’s Institutional Products segment for the years indicated.

	2002	2001	2000
	(in millions)
Income Statement Data
Revenues:
Policy charges	$169.8	$205.9	$251.6
Net investment income	800.2	847.5	827.4
Other	8.1	3.5	—

Total revenue	978.1	1,056.9	1,079.0

Benefits and expenses:
Interest credited to policyholder account values	548.9	627.8	628.8
Amortization of DAC	53.7	47.6	49.2
Other operating expenses	172.1	170.2	181.0

Total benefits and expenses	774.7	845.6	859.0

Pre-tax operating income	$203.4	$211.3	$220.0

Other Data
Sales:
Private sector pension plans	$2,657.7	$3,124.5	$3,978.7
Public sector pension plans	1,375.6	1,521.2	2,148.8

Total institutional products sales	$4,033.3	$4,645.7	$6,127.5

Average account values:
Separate account	$19,261.4	$23,149.9	$27,806.7
General account	12,657.2	11,528.3	10,521.2

Total average account values	$31,918.6	$34,678.2	$38,327.9

Account values as of year end:
Private sector pension plans	$13,797.2	$16,405.5	$18,001.4
Public sector pension plans	12,065.1	14,288.8	17,294.5
Funding agreements backing medium-term notes	4,273.6	3,128.1	1,627.7

Total account values	$30,135.9	$33,822.4	$36,923.6

Return on average allocated capital	22.1%	22.6%	24.2%
Pre-tax operating income to average account values(1)	0.64%	0.61%	0.57%

(1) Excludes pre-tax operating income from structured products.

Pre-tax operating income totaled $203.4 million in 2002, down 4% compared to $211.3 million in 2001, which was down 4% from 2000. Results in 2002 include $12.0 million of accelerated DAC amortization, as described in Part II, Item 7 – Management’s Narrative Analysis of the Results of Operations – Benefits and Expenses. Excluding the accelerated DAC amortization, pre-tax operating income increased 2% due to growth in interest spread income and other income, which more than offset lower policy charges as a result of depressed equity markets and a shift in product mix to non-annuity products. Declining equity markets throughout the past two years has driven average separate account balances, policy charges and earnings lower. In addition an intensively competitive environment in the Public Sector market and a shift in product mix to more administration-only cases have resulted in reduced revenues and earnings.

Asset fees declined 17% to $147.3 million in 2002 compared to $176.7 million in 2001 and totaled $220.2 million in 2000. The declines were driven by back-to-back 17% decreases in average separate account assets in 2002 and 2001 as a result of sustained downturn in the equity markets and a shift in product mix from annuities to administrative-only products. The 2001 decline in other policy charges was a result of additional administration fees in 2000 from case terminations.

Despite growth in average general account values in 2002, net investment income has decreased compared to 2001, reflecting lower market interest rates in 2002 and the floating rate nature of many of the investments in this segment.

Interest spread income is net investment income less interest credited to policyholder account values. Interest spread income can vary depending on crediting rates offered by the Company, performance of the investment portfolio, including the rate of prepayments, changes in market interest rates, the competitive environment and other factors. Interest spread income was $31.6 million higher in 2002 compared to 2001, which was $21.1 million higher than 2000. The increases were driven by both higher average general account values and improved interest spread. The increase in average general account values was led by growth in the medium-term note program, where the Company issued $1.18 billion and $1.48 billion of notes in 2002 and 2001, respectively. An increase in participants allocating assets to the fixed option of the Company’s retirement plan offerings also drove the increase in general account values in 2002.

The following table depicts the interest spread on average general account values in the Institutional Products segment for each of the last three years.

	2002	2001	2000
Net investment income	6.32%	7.35%	7.86%
Interest credited	4.34	5.44	5.98

Interest spread on average general account values	1.98%	1.91%	1.88%

Interest spread improved 7 basis points in 2002 compared to 2001, as the Company was able to lower crediting rates more quickly than the decrease in investment portfolio rates, which decreased due to lower market interest rates. Mortgage loan and bond prepayment income added 9 basis points to the 2002 interest spread, compared to 13 basis points and 4 basis points in 2001 and 2000, respectively. The additional prepayment income in 2001 offset the impact on spreads of higher than anticipated cash balances at times throughout 2001 and yields declining on new investments more quickly than crediting rates could be adjusted.

The growth in other revenue in 2002 reflects additional structured products transactions.

Excluding the $12.0 million of accelerated DAC amortization in 2002, amortization of DAC decreased 12% in 2002, following a 3% decrease in 2001, reflecting lower revenue and earnings from group annuity contracts.

Other operating expenses in 2002 increased 1%, compared to a 6% decrease in 2001. The increase in 2002 reflects the growth in the number of cases being administered and an increase in employee benefit costs. The decrease in 2001 reflects the Company’s commitment to aggressively manage expenses in response to declining revenues and lower sales as a result of declining and volatile equity markets and a slowing economy throughout the year.

Account values ended 2002 at $30.14 billion, down $3.68 billion from $33.82 billion at the end of 2001, which were down 8% compared to $36.92 billion at the end of 2000. The decreases reflect market depreciation due to depressed equity markets. Net flows, which consist of deposits less withdrawals, were $(118.1) million in 2002, compared to $473.1 million and $738.9 million in 2001 and 2000, respectively. Private Sector sales have decreased by 15% in 2002, as an increasing percentage of pension sales are sold as trust products offered by an affiliate, Nationwide Trust Company, FSB. Private Sector sales were down 21% in 2001 reflecting lower sales due to decreases in the average takeover case size reflecting the depressed equity markets and an 11% decline in the number of new plans sold in light of the economic slow down. Sales in the Public Sector declined from a year ago reflecting the impact of case terminations in 2001 and 2002 on recurring deposits. In addition, an increasing number of new plan sales are administration-only products offered by Nationwide Retirement Solutions, an affiliate of the Company, rather than annuities offered by the Company. Sales of Public Sector pension plans in 2001 decreased 29% compared to 2000 reflecting the impact of earlier case terminations.

The decrease in return on average allocated capital in 2002 is primarily driven by lower earnings on variable annuities resulting from depressed equity markets and the accelerated DAC amortization. The decline in average allocated capital in 2001 compared to 2002 reflects lower earnings from variable annuities due to depressed equity markets and additional allocated capital to support growth in the medium-term note program.

Pre-tax operating income to average account balances of 0.64% in 2002 increased compared to 0.61% in 2001 and 0.57% in 2000, and reflects the growth in the medium-term note program.

Life Insurance

The Life Insurance segment consists of investment life products, including individual variable life and COLI products, traditional life insurance products and universal life insurance. Life insurance products provide a death benefit and generally also allow the customer to build cash value on a tax-advantaged basis.

The following table summarizes certain selected financial data for the Company’s Life Insurance segment for the years indicated.

	2002	2001	2000
	(in millions)
Income Statement Data
Revenues:
Policy charges	$347.2	$316.2	$266.6
Net investment income	328.6	323.3	289.2
Other	190.5	195.3	195.5

Total revenues	866.3	834.8	751.3

Benefits and expenses:
Benefits	458.2	431.1	389.3
Amortization of DAC	88.2	80.3	64.2
Operating expenses	148.4	133.7	136.7

Total benefits	694.8	645.1	590.2

Pre-tax operating income	$171.5	$189.7	$161.1

Other Data
Sales:
The BEST of AMERICA variable life series	$518.2	$552.4	$573.4
Corporate-owned life insurance	657.5	742.3	711.4
Traditional/Universal life insurance	244.8	245.9	245.4

Total life insurance sales	$1,420.5	$1,540.6	$1,530.2

Policy reserves as of year end:
Individual investment life insurance	$2,121.6	$2,203.7	$2,092.0
Corporate investment life insurance	3,652.8	3,236.8	2,552.3
Traditional life insurance	1,937.1	1,873.4	1,813.0
Universal life insurance	830.5	785.3	768.2

Total policy reserves	$8,542.0	$8,099.2	$7,225.5

Life insurance in-force as of year end:
Individual investment life insurance	$33,536.9	$30,641.0	$26,781.5
Corporate investment life insurance	8,387.1	7,727.6	6,143.9
Traditional life insurance	24,046.9	24,276.7	23,441.5
Universal life insurance	7,804.2	7,806.3	8,023.1

Total insurance in-force	$73,775.1	$70,451.6	$64,390.0

Return on average allocated capital	11.8%	11.6%	12.1%

Life Insurance segment earnings in 2002 decreased 10% to $171.5 million from $189.7 million a year ago, while earnings in 2000 were $161.1 million. Earnings in 2002 include $6.8 million of expense from the acceleration of DAC amortization, as described in Item 7 – Management’s Narrative Analysis of the Results of Operations – Benefits and Expenses. Excluding the acceleration of DAC amortization, operating earnings decreased $11.4 million or 6% compared to 2001. In 2002, an increase in policy charges from a growing block of insurance in-force was offset by an increase in operating expenses and lower earnings from the Company’s COLI business as a result of a slowdown in the COLI and deferred compensation markets due to the economic downturn, depressed equity markets and proposed legislation which would adversely impact the tax advantages of COLI. In 2001 the increase in Life Insurance segment earnings was attributable to revenue growth generated from new sales and high persistency of both individual and corporate investment life insurance products.

Policy charges increased 10% to $347.2 million in 2002, following a 19% increase to $316.2 million in 2001. Cost of insurance charges, which are assessed on the amount of insurance in-force in excess of the related policyholder account value, increased 17% and 29% in 2002 and 2001, respectively, and reflect a growing block of investment life business, as insurance in-force increased 5% to $73.78 billion at 2002 compared to $70.45 billion at 2001. The growth in insurance in-force reflects both the impact of new sales as well as high persistency of in-force contracts. Administrative fees were $80.3 million or 9% lower in 2002 and flat in 2001 compared to 2000. Growth in fees assessed on policies in-force offset lower fees assessed on premiums and deposits due to the decline in sale of investment life products.

Net investment income increased in both 2002 and 2001 reflecting growth in general account corporate-owned life insurance in-force.

Policy benefits increased 6% to $458.2 million in 2002 following an 11% increase in 2001. The growth in 2002 reflects the growth in insurance in-force and higher mortality experience. In 2001, favorable mortality experience allowed the Company to renegotiate and lower certain reinsurance premiums.

Amortization of DAC increased $7.9 million in 2002 following a $16.1 million increase in 2001. The increase in 2002 reflects $6.8 million of accelerated DAC amortization and the increase in 2001 reflects the growth in investment life insurance earnings.

Operating expenses were $148.4 million in 2002, up 11% from 2001, due to growth in insurance in-force and higher employee benefit costs. Operating expenses for 2001 were $133.7 million, a 2% decrease from 2000. Operating expenses for 2002 and 2001 also reflect the operational efficiencies and scale advantage being developed in the investment life operation. Technology and process improvement investments intended to streamline and improve the underwriting and policy-issue process made in 2000 are helping to develop these efficiencies.

Total life insurance sales in 2002 of $1.42 billion were down 8% from sales of $1.54 billion in 2001, as individual variable life sales continue to be adversely impacted by the sluggish equity markets, concern over the potential for adverse tax legislation and consumer preference for fixed products. COLI sales were negatively impacted throughout 2002 by the sluggish economy, depressed equity markets, unfavorable press regarding COLI and executive deferred compensation plans, and proposed legislation which would adversely impact the tax benefits of COLI. First year premiums for fixed life were up from a year ago due to increased universal life and term life sales. Total life insurance sales of $1.54 billion in 2001 were essentially flat compared to $1.53 billion in 2000. Individual variable universal life sales were adversely impacted by the phase out of the estate tax, uncertainty surrounding the taxation of split dollar plans and the volatile stock market. Sales of new COLI cases in 2001 were down given the depressed economic conditions where corporations are not forming new executive benefit plans and existing plans are being funded at lower levels.

Return on average allocated capital increased slightly to 11.8% in 2002 compared to 11.6% and 12.1% in 2001 and 2000, respectively.

Corporate

The Corporate segment consists of net investment income not allocated to the three product segments, interest expense on debt and unallocated expenses.

The following table summarizes certain selected financial data for the Company’s Corporate segment for the years indicated.

	2002	2001	2000
	(in millions)
Income Statement Data
Operating revenues(1)	$41.9	$20.8	$58.2
Interest expense on debt, primarily with NFS	(36.0)	(6.2)	(1.3)
Other operating expenses	(4.1)	2.1	(16.2)

Pre-tax operating income(1)	$1.8	$16.7	$40.7

(1)    Excludes net realized gains and losses on investments not related to securitizations, hedging instruments and hedged  items, discontinued operations and cumulative effect of adoption of accounting principles.

The increase in revenues in 2002 reflects an increase in net investment income primarily attributable to income earned on the proceeds from the surplus note offerings completed in December 2001 and June 2002, less the impact of lower investment income as a result of dividends paid to NFS and lower yields. The additional interest expense in 2002 reflects the surplus note offerings mentioned above, offset by lower utilization of commercial paper borrowings. The decline in revenues in 2001 reflects a decrease in net investment income on real estate investments, higher passive losses from affordable housing partnership investments, lower investment yields from declining interest rates and fewer investments retained in the Corporate segment as more capital and the related investment earnings were allocated to the product segments to support growth.

In addition to these operating revenues and expenses, the Company also reports net realized gains and losses on investments not related to securitizations, hedging instruments and hedged items in the Corporate segment. Losses from other-than-temporary impairments were $120.3 million in 2002, compared to $80.6 million in 2001 and $15.4 million in 2000. Included in the 2002 losses were $22.5 million related to WorldCom, Inc., and losses included $25.9 million related to fixed maturity securities issued by Enron and affiliated entities. Non-impairment related net realized gains on investments, hedging instruments and hedged items totaled $35.9 million in 2002 compared to $62.3 of net gains in 2001 and net losses of $4.0 million in 2000, including gains of $23.2 million and $44.4 million in 2002 and 2001, respectively, related to the two-step sale of a real estate partnership to related parties, as described in note 14 to the audited consolidated financial statements included in the F pages of this report.

The increase in interest expense on debt results from the issuance of $300 million of surplus notes in December 2001 and June 2002.

In addition, the Company realized an after tax loss of $4.8 million related to the adoption of FAS 133 in first quarter 2001 and an after tax loss of $2.3 million related to the adoption of Emerging Issues Task Force Issue No. 99-20 in second quarter 2001.

An analysis of net realized (losses) gains on investments, hedging instruments and hedged items, by source and investment type follows:

	2002	2001	2000
	(in millions)
Unrelated parties:
Realized gains on sales, net of hedging losses:
Fixed maturity securities, available-for-sale	$42.0	$30.1	$7.4
Hedging losses on fixed maturity sales	(41.1)	(1.5)	—
Equity securities, available-for-sale	—	1.2	5.0
Real estate	14.0	3.3	3.5
Mortgage loans on real estate	3.2	11.2	0.2
Mortgage loan hedging losses	(1.2)	(8.1)	—
Other	0.1	1.2	1.8

Total realized gains on sales – unrelated parties	17.0	37.4	17.9

Realized losses on sales, net of hedging gains:
Fixed maturity securities, available-for-sale	(15.7)	(9.3)	(15.1)
Hedging gains on fixed maturity sales	10.7	0.1	—
Equity securities, available-for-sale	(0.9)	(0.8)	(0.3)
Real estate	(3.0)	(1.4)	(0.9)
Mortgage loans on real estate	(3.3)	(0.6)	(2.6)
Mortgage loans hedging gains	0.9	—	—
Other	(1.0)	(7.7)	(0.3)

Total realized losses on sales – unrelated parties	(12.3)	(19.7)	(19.2)

Derivatives, excluding hedging gains and losses on sales	8.0	0.2	(2.7)
Other-than-temporary impairments:
Fixed maturity securities, available-for-sale	(111.6)	(66.1)	(10.5)
Equity securities, available-for-sale	—	(13.8)	—
Real estate	(2.4)	—	(3.3)
Mortgage loans on real estate	(6.3)	(0.7)	(1.6)

Total other-than-temporary impairments	(120.3)	(80.6)	(15.4)

Total – unrelated parties	(107.6)	(62.7)	(19.4)
Related parties – gain on sale of limited partnership	23.2	44.4	—

Net realized losses on investments, hedging instruments and hedged items	$(84.4)	$(18.3)	$(19.4)

Related Party Transactions

During 2001, the Company entered into a transaction with NMIC, whereby it sold 78% of its interest in a limited partnership (representing 49% of the limited partnership) to NMIC for $158.9 million. As a result of this sale, the Company recorded a realized gain of $44.4 million and related tax expense of $15.5 million. During 2002, the Company entered into transactions with NMIC and Nationwide Indemnity Company (NIC), whereby it sold 100% of its remaining interest in the limited partnership (representing 15.11% of the limited partnership) to NMIC and NIC for a total of $54.5 million. As a result of this sale, the Company recorded a realized gain of $23.2 million and related tax expense of $8.1 million. The sales prices for each transaction, which were paid in cash, represented the fair value of the portions of limited partnership interests that were sold and were based on valuations of the limited partnership and its underlying investments as of the effective dates of the transactions. The valuations were completed by qualified management of the limited partnership and utilized a combination of internal and independent valuations of the underlying investments of the limited partnership. Additionally, senior financial officers and the Boards of Directors of the Company and NMIC separately reviewed, through their respective Finance Committees, and approved the process and methodology of the valuations prior to the execution of these transactions. The Company no longer holds an economic or voting interest in the limited partnership.

NLIC has issued group annuity and life insurance contracts and performs administrative services for various employee benefit plans sponsored by NMIC or its affiliates. Total account values of these contracts were $4.50 billion and $4.68 billion as of December 31, 2002 and 2001, respectively. Total revenues from these contracts were $143.3 million, $150.7 million and $156.8 million for the years ended December 31, 2002, 2001 and 2000, respectively, and include policy charges, net investment income from investments backing the contracts and administrative fees. Total interest credited to the account balances were $114.8 million, $122.5 million and $135.8 million for the years ended December 31, 2002, 2001 and 2000, respectively. The terms of these contracts are consistent in all material respects with what the Company offers to unaffiliated parties who are similarly situated.

Through September 30, 2002, the Company filed a consolidated federal income tax return with NMIC, as discussed in more detail in note 2(i) to the Company’s consolidated financial statements included in the F pages of this report, and beginning October 1, 2002, will file a consolidated federal income tax return with NLAIC. Total payments to (from) NMIC were $71.0 million, $(45.4) million and $74.6 million for the years ended December 31, 2002, 2001 and 2000, respectively.

The Company has a reinsurance agreement with NMIC whereby all of the Company’s accident and health business not ceded to unaffiliated reinsurers is ceded to NMIC on a modified coinsurance basis. Either party may terminate the agreement on January 1 of any year with prior notice. Under a modified coinsurance agreement, the ceding company retains invested assets and investment earnings are paid to the reinsurer. Under the terms of the Company’s agreements, the investment risk associated with changes in interest rates is borne by the reinsurer. The Company retains risk of asset default, although a fee is paid to the Company for the retention of such risk. The ceding of risk does not discharge the original insurer from its primary obligation to the policyholder. The Company believes that the terms of the modified coinsurance agreements are consistent in all material respects with what the Company could have obtained with unaffiliated parties. Revenues ceded to NMIC for the years ended December 31, 2002, 2001 and 2000 were $325.0 million, $200.7 million and $170.1 million, respectively, while benefits, claims and expenses ceded were $328.4 million, $210.1 million and $171.0 million, respectively.

Pursuant to a cost sharing agreement among NMIC and certain of its direct and indirect subsidiaries, including the Company, NMIC provides certain operational and administrative services, such as investment management, advertising, personnel and general management services, to those subsidiaries. Expenses covered by such agreement are subject to allocation among NMIC and such subsidiaries. Measures used to allocate expenses among companies include individual employee estimates of time spent, special cost studies, salary expense, commission expense and other methods agreed to by the participating companies that are within industry guidelines and practices. In addition, Nationwide Services Company, a subsidiary of NMIC, provides computer, telephone, mail, employee benefits administration, and other services to NMIC and certain of its direct and indirect subsidiaries, including the Company, based on specified rates for units of service consumed. For the years ended December 31, 2002, 2001 and 2000, the Company made payments to NMIC and Nationwide Services Company, LLC totaling $135.6 million, $139.8 million and $150.3 million, respectively. The Company does not believe that expenses recognized under these agreements are materially different than expenses that would have been recognized had the Company operated on a stand-alone basis.

Under a marketing agreement with NMIC, NLIC makes payments to cover a portion of the agent marketing allowance that is paid to Nationwide agents. These costs cover product development and promotion, sales literature, rent and similar items. Payments under this agreement totaled $24.9 million, $26.4 million and $31.4 million for the years ended December 31, 2002, 2001 and 2000, respectively.

The Company leases office space from NMIC and certain of its subsidiaries. For the years ended December 31, 2002, 2001 and 2000, the Company made lease payments to NMIC and its subsidiaries of $20.2 million, $18.7 million and $14.1 million, respectively.

The Company also participates in intercompany repurchase agreements with affiliates whereby the seller will transfer securities to the buyer at a stated value. Upon demand or after a stated period, the seller will repurchase the securities at the original sales price plus interest. As of December 31, 2002 and 2001, the Company had no borrowings from affiliated entities under such agreements. During 2002 and 2001, the most the Company had outstanding at any given time was $224.9 million and $368.5 million, respectively, and the Company incurred interest expense on intercompany repurchase agreements of $0.3 million and $0.2 million for 2002 and 2001, respectively. Transactions under the agreements during 2000 were not material. The Company believes that the terms of the repurchase agreements are materially consistent with what the Company could have obtained with unaffiliated parties.

The Company and various affiliates entered into agreements with Nationwide Cash Management Company (NCMC), an affiliate, under which NCMC acts as a common agent in handling the purchase and sale of short-term securities for the respective accounts of the participants. Amounts on deposit with NCMC were $87.0 million and $54.8 million as of December 31, 2002 and 2001, respectively, and are included in short-term investments on the accompanying consolidated balance sheets. For the years ending December 31, 2002, 2001 and 2000 the Company paid NCMC fees and expenses totaling $0.3 million, $0.4 million and $0.3 million, respectively.

Certain annuity products are sold through affiliated companies, which are also subsidiaries of NFS. Total commissions and fees paid to these affiliates for the three years ended December 31, 2002 were $50.3 million, $52.9 million and $65.0 million, respectively.

Funds of Gartmore Global Investments, Inc. (GGI), an affiliate, are offered as investment options in certain of the Company’s products. As of December 31, 2002, total GGI funds in the Company’s products were $12.21 billion. For the year ended December 31, 2002, GGI paid the Company $38.8 million for the distribution and servicing of these funds.

During the 2002, NLIC paid a dividend of $35.0 million and dividends in the form of return of capital of $475.0 million to NFS.

In addition, in June 2002, NLIC paid a dividend to NFS in the form of all of the shares of common stock of NSI, a wholly owned broker/dealer subsidiary. Therefore, the results of the operations of NSI have been reflected as discontinued operations for all periods presented. This was a transaction between related parties and therefore was recorded at carrying value, $10.0 million, of the underlying components of the transaction rather than fair value.

In December 2001 NLIC sold NFS a 7.50%, $300.0 million surplus note maturing on December 17, 2031. In June 2002, NLIC sold NFS an 8.15%, $300.0 million surplus note maturing June 27, 2032. The Company made interest payments on surplus notes to NFS totaling $30.1 million in 2002 and none in 2001. In addition, the Company made interest payments on unsecured notes to NFS totaling $0.5 million in 2002.

Off-Balance Sheet Transactions

Under the medium-term note program, NLIC issues funding agreements, which are insurance obligations, to an unrelated third-party trust to secure notes issued to investors by the trust. The funding agreements are recorded as a component of future policy benefits and claims on the Company’s consolidated balance sheets. Because the Company has no ownership interest in, or control over, the third-party trust that issues the notes, the Company does not include the trust in its consolidated financial statements and therefore, such notes are not reflected in the consolidated financial statements of the Company. As the notes issued by the trust have a secured interest in the funding agreement issued by the Company, Moody’s and S&P assign the same ratings to the notes as the insurance financial strength ratings of NLIC.

During 2002, the Company sold credit enhanced equity interests in Low Income Housing Tax Credit Funds (Tax Credit Funds) to unrelated third parties for $125.3 million and recognized $6.8 million of income. The Company guaranteed cumulative after-tax yields to third party investors ranging from 5.15% to 5.25%. These guarantees are in effect for approximately 15 years. The Tax Credit Funds will provide a stream of tax benefits to the investors that will generate a yield and return of capital. To the extent that the tax benefits are not sufficient to provide these cumulative after-tax yields, then the Company must fund any shortfall, which is mitigated by cash reserves established by the Company at the inception of the transactions.

The maximum amount of undiscounted future payments that the Company could be required to pay the investors under the terms of the guarantees is $368.7 million. The Company does not anticipate making any payments related to the guarantees.

At the time of the sales, $4.9 million of net sale proceeds were set aside as reserves for certain properties owned by the Tax Credit Funds that had not met all of the criteria necessary to generate tax credits. Such criteria include completion of construction and the leasing of each unit to a qualified tenant among other criteria. Properties meeting the necessary criteria are considered to have “stabilized.” The properties are evaluated regularly and upon stabilizing, the reserve is released. During 2002, $0.5 million of stabilization reserves were released into income.

To the extent there are cash deficits in any specific property owned by the Tax Credit Funds, property reserves, property operating guaranties and reserves held by the Tax Credit Funds are exhausted before the Company is required to perform under its guarantees. To the extent the Company is ever required to perform under its guarantees, it can recover any such funding out of the residual value generated upon the sale of any and/or all of the underlying properties of the Tax Credit Funds.

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

Interest Rate Risk

Fluctuations in interest rates can potentially impact the Company’s earnings, cash flows and the fair value of its assets and liabilities. Generally, in a declining interest rate environment, the Company may be required to reinvest the proceeds from matured and prepaid investments at rates lower than the overall yield of the portfolio, which could reduce interest spread income. In addition, minimum guaranteed crediting rates (typically 3.0% or 3.5%) on certain annuity contracts could result in a reduction of the Company’s interest spread income in the event of a significant and prolonged decline in interest rates from market rates at the end of 2002. The average crediting rate of fixed annuity products during 2002 was 4.98% and 4.34% for the Individual Annuity and Institutional Products segments, respectively, well in excess of the guaranteed rates. However, crediting rates on new individual annuity business issued in December were at, or near, minimum guaranteed crediting rates. The Company mitigates this risk by investing in assets with maturities and durations that match the expected characteristics of the liabilities and by investing in mortgage- and asset-backed securities with limited prepayment exposure. Also, the Company is part of an industry effort to lower the statutorily required minimum guaranteed interest crediting rate on future annuity issues.

Conversely, a rising interest rate environment could result in a reduction of interest spread income or an increase in policyholder surrenders. Existing general account investments supporting annuity liabilities have a weighted average maturity of approximately 5.42 years as of December 31, 2002 and therefore, the change in yield of the portfolio will lag changes in market interest rates. This lag is increased if the rate of prepayments of securities slows. To the extent the Company sets renewal rates based on current market rates, this will result in reduced interest spreads. Alternatively, if the Company sets renewal crediting rates while attempting to maintain a desired spread from the portfolio yield, the rates offered by the Company may be less than new money rates offered by competitors. This difference could result in an increase in surrender activity by policyholders. If the Company could not fund the surrenders with its cash flow from operations, the Company may be required to sell investments, which likely would have declined in value due to the increase in interest rates. The Company mitigates this risk by offering products that assess surrender charges or market value adjustments at the time of surrender, by investing in assets with maturities and durations that match the expected characteristics of the liabilities, and by investing in mortgage- and asset-backed securities with limited prepayment exposure.

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

For individual immediate annuities having future benefits that cannot be changed at the option of the policyholder, the underlying assets are managed in a separate pool. The duration of assets and liabilities in this pool are kept as close together as possible. For assets, the repayment cash flows, plus anticipated coupon payments, are used in calculating asset duration. Future benefits and expenses are used for liabilities. As of December 31, 2002, the average duration of assets in this pool was 7.74 years and the average duration of the liabilities was 7.97 years. Individual immediate annuity policy reserves on this business were $1.64 billion as of December 31, 2002.

Because the timing of the payment of future benefits on the majority of the Company’s business can be changed by the policyholder, the Company employs cash flow testing techniques in its asset/liability management process. In addition, each year the Company’s annuity and insurance business is analyzed to determine the adequacy of the reserves supporting such business. This analysis is accomplished by projecting the anticipated cash flows from such business and the assets required to support such business under a number of possible future interest rate scenarios. The first seven of these scenarios are required by state insurance regulation. Projections are also made using 12 additional scenarios, which involve more extreme fluctuations in future interest rates and equity markets. Finally, to get a statistical analysis of possible results and to minimize any bias in the 19 predetermined scenarios, additional projections are made using 50 randomly generated interest rate scenarios. For the Company’s 2002 cash flow testing process, interest rates for 90-day treasury bills ranged from 0.10% to 9.24% under the 19 predetermined scenarios and 0.54% to 20.59% under the 50 random scenarios. Interest rates for longer maturity treasury securities had comparable ranges. The values produced by each projection are used to determine future gains or losses from the Company’s annuity and insurance business, which, in turn, are used to quantify the adequacy of the Company’s statutory-basis reserves over the entire projection period. The results of the Company’s cash flow testing indicated that the Company’s reserves were adequate as of December 31, 2002.

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

The long Eurodollar futures change the variable rate cash flow exposure to fixed rate cash flows. With long Eurodollar futures, if interest rates rise (fall), the losses (gains) on the futures are used to reduce fluctuations in the variable rate income on the investments, thereby creating fixed rate investments.

Foreign Currency Risk Management

In conjunction with the Company’s medium-term note program, from time to time, the Company issues both fixed and variable rate liabilities denominated in foreign currencies. As a result, the Company is exposed to changes in fair value of the liabilities due to changes in foreign currency exchange rates and interest rates. To manage these risks, the Company enters into cross-currency interest rate swaps to convert these liabilities to a variable U.S. dollar rate.

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

Characteristics of Interest Rate Sensitive Financial Instruments

The following table provides information about the Company’s financial instruments as of December 31, 2002 that are sensitive to changes in interest rates. Insurance contracts that subject the Company to significant mortality risk, including life insurance contracts and life-contingent immediate annuities, do not meet the definition of a financial instrument and are not included in the table.

	2003	2004	2005	2006	2007	There- after	Total	2002 Fair Value	2001 Fair Value
	(in millions)
Assets
Fixed maturity securities:
Corporate bonds:
Principal	$1,290.5	$1,482.0	$1,966.4	$2,388.2	$1,430.8	$5,585.6	$14,143.5	$14,961.4	$12,063.9
Average interest rate	7.3%	7.3%	6.9%	6.8%	7.0%	7.2%	7.1%
Mortgage and other asset- backed securities:
Principal	$1,665.5	$1,227.5	$1,035.5	$933.0	$915.7	$2,379.2	$8,156.4	$8,305.3	$5,968.8
Average interest rate	6.8%	6.2%	6.2%	6.8%	5.5%	6.2%	6.3%
Other fixed maturity securities:
Principal	$35.1	$19.7	$39.9	$74.9	$58.3	$606.5	$834.4	$902.3	$338.1
Average interest rate	8.0%	7.0%	3.9%	4.3%	4.3%	5.9%	5.7%
Mortgage loans on real estate:
Principal	$422.0	$493.0	$906.7	$728.2	$762.6	$4,554.5	$7,867.9	$8,536.4	$7,293.3
Average interest rate	7.3%	7.1%	6.8%	7.1%	5.8%	7.3%	7.1%
Liabilities
Deferred fixed annuities:
Principal	$2,824.0	$2,278.0	$2,132.0	$2,385.0	$2,034.0	$13,221.3	$24,874.3	$23,232.1	$18,113.0
Average credited rate	4.6%	4.4%	4.1%	3.8%	3.6%	3.5%	3.8%
Immediate annuities:
Principal	$49.0	$44.0	$39.0	$34.0	$29.0	$207.0	$402.0	$402.0	$308.0
Average credited rate	7.1%	7.1%	7.1%	7.2%	7.2%	7.2%	7.2%
Short-term debt:
Principal	$—	$—	$—	$—	$—	$—	$—	$—	$100.0
Average interest rate	—	—	—	—	—	—	—
Long-term debt:
Principal	$—	$—	$—	$—	$—	$600.0	$600.0	$600.0	$300.0
Average interest rate	—	—	—	—	—	7.8%	7.8%
Derivative Financial Instruments
Interest rate swaps:
Pay fixed/receive variable
Notional value	$75.1	$289.3	$404.6	$497.2	$341.7	$671.0	$2,278.9	$(155.4)	$(45.0)
Weighted average pay rate	6.0%	5.3%	5.8%	5.1%	5.7%	5.7%	5.5%
Weighted average receive rate	1.4%	1.6%	1.6%	1.6%	1.7%	1.7%	1.6%
Pay variable/receive fixed
Notional value	$28.1	$529.5	$416.7	$1,052.7	$56.9	$776.6	$2,860.6	$250.2	$(32.1)
Weighted average pay rate	1.6%	1.7%	2.1%	1.9%	1.2%	2.0%	1.9%
Weighted average receive rate	4.0%	4.0%	4.0%	4.8%	4.7%	5.8%	4.8%
Pay variable/receive variable
Notional value	$442.9	$393.1	$615.1	$102.6	$—	$—	$1,553.7	$95.7	$(20.4)
Weighted average pay rate	1.7%	1.8%	1.8%	1.8%	—	—	1.8%
Weighted average receive rate	2.9%	2.2%	2.0%	3.6%	—	—	2.4%
Pay fixed/receive fixed
Notional value	$—	$—	$25.0	$4.9	$8.8	$—	$38.7	$(0.9)	$1.4
Weighted average pay rate	—	—	1.4%	5.8%	5.4%	—	2.9%
Weighted average receive rate	—	—	5.6%	4.8%	4.2%		5.2%
Convertible asset swap
Notional value	$55.8	$111.7	$19.8	$19.5	$—	$—	$206.8	$(3.0)	$27.6
Weighted average receive rate	2.8%	2.9%	2.9%	1.5%	—	—	2.7%
Credit default swap
Notional value	$15.0	$50.0	$64.0	$136.0	$219.0	$—	$484.0	$(2.7)	$(0.7)
Weighted average receive rate	1.5%	1.8%	1.5%	0.8%	0.7%	—	1.0%
Interest rate futures:
Long positions
Contract amount/notional	$6.0	$4.0	$1.0	$—	$—	$—	$11.0	$0.2	$0.4
Weighted average settlement price	92.5	92.3	92.3	—	—	—	92.4
Short positions
Contract amount/notional	$1,625.9	$1,026.0	$678.0	$400.0	$233.0	$277.0	$4,239.9	$(45.6)	$(33.4)
Weighted average settlement price	96.6	93.4	93.3	93.1	93.1	92.8	94.5

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

Corporate bonds and other fixed maturity securities and mortgage loans on real estate: The maturity year is determined based on the maturity date of the security or loan.

Deferred fixed annuities: The maturity year is based on the expected date of policyholder withdrawal, taking into account actual experience, current interest rates and contract terms. Included are group annuity contracts representing $8.53 billion of general account liabilities as of December 31, 2002, which are generally subject to market value adjustment upon surrender and which may also be subject to surrender charges. Of the total group annuity liabilities, $5.92 billion were in contracts where the crediting rate is reset quarterly, $1.09 billion were in contracts that adjust the crediting rate on an annual basis with portions resetting in each calendar quarter and $1.52 billion were in contracts where the crediting rate is reset annually on January 1. Fixed annuity policy reserves of $4.27 billion relate to funding agreements issued in conjunction with the Company’s medium-term note program where the crediting rate is either fixed for the term of the contract or variable, based on an underlying index. Also included in deferred fixed annuities are certain individual annuity contracts, which are also subject to surrender charges calculated as a percentage of the deposits made and assessed at declining rates during the first seven years after a deposit is made. As of December 31, 2002, individual annuity general account liabilities totaling $6.63 billion were in contracts where the crediting rate is reset periodically, with portions resetting in each calendar quarter and $696.8 million that reset annually. Individual fixed annuity policy reserves of $2.89 billion are in contracts that adjust the crediting rate every five years. The average crediting rate is calculated as the difference between the projected yield of the assets backing the liabilities and a targeted interest spread. However, for certain individual annuities the credited rate is also adjusted to partially reflect current new money rates.

Immediate annuities: Included are non-life contingent contracts in payout status where the Company has guaranteed periodic, typically monthly, payments. The maturity year is based on the terms of the contract.

Short-term debt and long-term debt: The maturity year is the stated maturity date of the obligation.

Derivative financial instruments: The maturity year is based on the terms of the related contracts. Interest rate swaps include cross-currency interest rate swaps that eliminate all foreign currency exposure the Company has with existing assets and liabilities. Cross-currency interest rate swaps in place against each foreign currency obligation hedge the Company against adverse currency movements with respect to both period interest payments and principal repayment. Underlying details by currency have therefore been omitted. Variable swap rates and settlement prices reflect rates and prices in effect as of December 31, 2002.

Equity Market Risk

Asset fees calculated as a percentage of the separate account assets are a significant source of revenue to the Company. As of December 31, 2002, 76% of separate account assets were invested in equity mutual funds. Gains and losses in the equity markets will result in corresponding increases and decreases in the Company’s separate account assets and the reported asset fee revenue. In addition, a decrease in separate account assets may decrease the Company’s expectations of future profit margins due to a decrease in asset fee revenue and/or an increase in GMDB claims, which may require the Company to accelerate the amortization of deferred policy acquisition costs.

The Company’s individual variable annuity contracts offer GMDB features. The GMDB generally provides a benefit if the annuitant dies and the policyholder contract value is less than a specified amount, which may be based on the premiums paid less amounts withdrawn or a policyholder contract value on a specified anniversary date. A decline in the stock market causing the policyholder contract value to fall below this specified amount, which varies from contract to contract based on the date the contract was entered into as well as the GMDB feature elected, will increase the net amount at risk, which is the GMDB in excess of the policyholder contract value, which could result in additional GMDB claims. As of December 31, 2002, the net amount of risk, net of amounts reinsured, was $2.96 billion.

Inflation

The rate of inflation did not have a material effect on the revenues or operating results of the Company during 2002, 2001 or 2000.

ITEM 8	Consolidated Financial Statements and Supplementary Data

The consolidated financial statements of Nationwide Life Insurance Company and Subsidiaries are indexed in Part IV, Item 15 – Exhibits, Financial Statement Schedules, and Reports on Form 8-K, and included in the F pages to this report.

Semi-annual and annual reports are sent to contract owners of the variable annuity and life insurance contracts issued through registered separate accounts of the Company.

ITEM 9	Changes in and Disagreements with Accountants on Accounting and Financial Disclosures

None.

PART III

ITEM 10	Directors and Executive Officers of the Registrant

Omitted due to reduced disclosure format.

ITEM 11	Executive Compensation

Omitted due to reduced disclosure format.

ITEM 12	Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters

Omitted due to reduced disclosure format.

ITEM 13	Certain Relationships and Related Transactions

Omitted due to reduced disclosure format.

ITEM 14	Controls and Procedures

The Company’s Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-14(c) and 15d-14(c) under the Securities Exchange Act of 1934) as of a date within 90 days prior to the filing date of this Annual Report (the “Evaluation Date”). Based on such evaluation, such officers have concluded that, as of the Evaluation Date, the Company’s disclosure controls and procedures are effective.

There have been no significant changes in the Company’s internal controls or in other factors that could significantly affect such controls since the Evaluation Date.

PART IV

ITEM 15	Exhibits, Financial Statement Schedules, and Reports on Form 8-K

All other schedules are omitted because they are not applicable or not required, or because the required information has been included in the audited consolidated financial statements or notes thereto

Exhibit Index	39

Reports on Form 8-K:

On February 4, 2003, NLIC filed a Current Report on Form 8-K reporting the condensed consolidated balance sheets as of December 31, 2002 and 2001 and the condensed consolidated income statements for the years ended December 31, 2002, 2001 and 2000.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NATIONWIDE LIFE INSURANCE COMPANY (Registrant)

By:	/s/ W.G. Jurgensen
W.G. Jurgensen, Chief Executive Officer Nationwide Life Insurancde Company

Date: March 24, 2003

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ W.G. Jurgensen W.G. Jurgensen, Chief Executive Officer, Chairman of the Board and Director	March 24, 2003 Date	/s/ Joseph J. Gasper Joseph J. Gasper, President, Chief Operating Officer and Director	March 5, 2003 Date

/s/ Joseph A. Alutto Joseph A. Alutto, Director	March 5, 2003 Date	/s/ James G. Brocksmith, Jr. James G. Brocksmith, Jr., Director	March 5, 2003 Date

/s/ Henry S. Holloway Henry S. Holloway, Director	March 5, 2003 Date	/s/ Lydia Micheaux Marshall Lydia Micheaux Marshall, Director	March 5, 2003 Date

/s/ Donald L. McWhorter Donald L. McWhorter, Director	March 5, 2003 Date	/s/ David O. Miller David O. Miller, Director	March 5, 2003 Date

/s/ James F. Patterson James F. Patterson, Director	March 5, 2003 Date	/s/ Gerald D. Prothro Gerald D. Prothro, Director	March 5, 2003 Date

/s/ Arden L. Shisler Arden L. Shisler, Director	March 5, 2003 Date	/s/ Alex Shumate Alex Shumate, Director	March 5, 2003 Date

/s/ Mark R. Thresher Mark R. Thresher, Senior Vice President – Chief Financial Officer	March 24, 2003 Date

Exhibit Index

Exhibit
3.1	Amended Articles of Incorporation of Nationwide Life Insurance Company, dated February 3, 2000
3.2	Form of Amended and Restated Code of Regulations of Nationwide Life Insurance Company, dated May 7, 2002
10.1

Form of Tax Sharing Agreement among Nationwide Mutual Insurance Company, Nationwide Corporation and any corporation that may hereafter be a subsidiary of Nationwide Corporation (previously filed as Exhibit 10.1 to Form 10-K, Commission File Number 2-28596, filed March 28, 1997, and incorporated herein by reference)

10.1.1

First Amendment to the Tax Sharing Agreement among Nationwide Mutual Insurance Company, Nationwide Corporation and any corporation that may hereafter be a subsidiary of Nationwide Corporation (previously filed as Exhibit 10.2.1 to Form 10-K, Commission File Number 1-12785, filed March 31, 1998, and incorporated herein by reference)

10.1.2

Second Amendment to the Tax Sharing Agreement among Nationwide Mutual Insurance Company and any corporation that may hereafter be a subsidiary of Nationwide Mutual Insurance Company (filed as Exhibit 10.2.2 to Form 10-K, Commission File Number 1-12785, filed March 29, 2001, and incorporated herein by reference)

10.1.3

Third Amendment to the Tax Sharing Agreement among Nationwide Mutual Insurance Company and any corporation that may hereafter be a subsidiary of Nationwide Mutual Insurance Company (filed as Exhibit 10.2.3 to Form 10-K, Commission File Number 1-12785, filed March 29, 2001, and incorporated herein by reference)

10.2

Form of Amended and Restated Cost Sharing Agreement among parties named therein (previously filed as Exhibit 10.3 to Form 10-K, Commission File Number 1-12785, filed March 14, 2003, and incorporated herein by reference)

10.3

Modified Coinsurance Agreement between Nationwide Life Insurance Company and Nationwide Mutual Insurance Company (previously filed as Exhibit 10.4 to Form S-1, Registration Number 333-18527, filed March 5, 1997, and incorporated herein by reference)

10.4

Five Year Credit Agreement, dated May 25, 2000, among Nationwide Financial Services, Inc., Nationwide Life Insurance Company, Nationwide Mutual Insurance Company, the banks named therein and Bank One, NA, as agent (filed as Exhibit 10.5 to Form 10-K, Commission File Number 1-12785, filed March 29, 2001, and incorporated herein by reference)

10.4.1

Amendment dated as of September 29, 2000 to the Five Year Credit Agreement dated as of May 25, 2000 among Nationwide Financial Services, Inc., Nationwide Life Insurance Company, Nationwide Mutual Insurance Company, the banks party thereto and Bank One, NA, as agent (filed as Exhibit 10.5.1 to Form 10-K, Commission File Number 1-12785, filed March 29, 2001, and incorporated herein by reference)

10.5

364-Day Credit Agreement, dated May 25, 2000, among Nationwide Financial Services, Inc., Nationwide Life Insurance Company, Nationwide Mutual Insurance Company, the banks named therein and Bank One, NA, as agent (filed as Exhibit 10.6 to Form 10-K, Commission File Number 1-12785, filed March 29, 2001, and incorporated herein by reference)

10.5.1

Amendment dated as of September 29, 2000 to the 364-Day Credit Agreement dated as of May 25, 2000 among Nationwide Financial Services, Inc., Nationwide Life Insurance Company, Nationwide Mutual Insurance Company, the banks party thereto and Bank One, NA, as agent (filed as Exhibit 10.6.1 to Form 10-K, Commission File Number 1-12785, filed March 29, 2001, and incorporated herein by reference)

10.6

Form of Lease Agreement between Nationwide Life Insurance Company and Nationwide Mutual Insurance Company (previously filed as Exhibit 10.7 to Form S-1, Registration Number 333-18527, filed March 5, 1997, and incorporated herein by reference)

10.7	General Description of Nationwide Performance Incentive Plan (filed as Exhibit 10.9 to Form 10-K, Commission File Number 1-12785, filed March 29, 2001, and incorporated herein by reference)
10.8

Form of Amended and Restated Nationwide Office of Investment Incentive Plan (filed as Exhibit 10.10 to Form 10-Q, Commission File Number 1-12785, filed November 13, 2001, and incorporated herein by reference)

Exhibit
10.9

Nationwide Insurance Excess Benefit Plan effective as of December 31, 1996 (previously filed as Exhibit 10.11 to Form S-1, Registration Number 333-18527, filed March 5, 1997, and incorporated herein by reference)

10.10

Restated Nationwide Insurance Retirement Plan effective as of January 1, 2002 (previously filed as Exhibit 10.12 to Form 10-Q, Commission File Number 1-12785, filed May 13, 2002, and incorporated herein by reference)

10.11

Restated Nationwide Insurance Supplemental Retirement Plan effective as of January 1, 2002 (previously filed as Exhibit 10.12 to Form S-1, Registration Number 333-18527, filed March 5,1997, and incorporated herein by reference)

10.12	Nationwide Salaried Employees Severance Pay Plan (previously filed as Exhibit 10.13 to Form S-1, Registration Number 333-18527, filed March 5, 1997, and incorporated herein by reference)
10.13

Nationwide Insurance Supplemental Defined Contribution Plan effective as of January 1, 1996 (previously filed as Exhibit 10.14 to Form S-1, Registration Number 333-18527, filed March 5, 1997, and incorporated herein by reference)

10.14

General Description of Nationwide Insurance Individual Deferred Compensation Program previously filed as Exhibit 10.15 to Form S-1, Registration Number 333-18527, filed March 5, 1997, and incorporated herein by reference)

10.15

General Description of Nationwide Mutual Insurance Company Directors Deferred Compensation Program (previously filed as Exhibit 10.16 to Form S-1, Registration Number 333-18527, filed March 5, 1997, and incorporated herein by reference)

10.16

Investment Agency Agreement between Nationwide Cash Management Company and Nationwide Financial Services, Inc. and certain subsidiaries of Nationwide Financial Services, Inc. (previously filed as Exhibit 10.19 to Form 10-K, Commission File Number 1-12785, filed March 29, 2000, and incorporated herein by reference)

10.17

Master Repurchase Agreement between Nationwide Life Insurance Company, Nationwide Life and Annuity Insurance Company, and Nationwide Mutual Insurance Company and certain of its subsidiaries and affiliates (previously filed as Exhibit 10.20 to Form 10-K, Commission File Number 1-12785, filed March 29, 2000, and incorporated herein by reference)

10.18

Form of Employment Agreement, dated January 1, 2000, between Nationwide Mutual Insurance Company and John Cook (previously filed as Exhibit 10.24 to Form 10-Q, Commission File Number 1-12785, filed August 14, 2000, and incorporated herein by reference)

10.19

Form of Employment Agreement, dated January 1, 2000, between Nationwide Mutual Insurance Company and Patricia Hatler (previously filed as Exhibit 10.25 to Form 10-Q, Commission File Number 1-12785, filed August 14, 2000, and incorporated herein by reference)

10.20

Form of Employment Agreement, dated January 1, 2000, between Nationwide Mutual Insurance Company and Richard Headley (previously filed as Exhibit 10.26 to Form 10-Q, Commission File Number 1-12785, filed August 14, 2000, and incorporated herein by reference)

10.21

Form of Employment Agreement, dated January 1, 2000, between Nationwide Mutual Insurance Company and Donna James (previously filed as Exhibit 10.27 to Form 10-Q, Commission File Number 1-12785, filed August 14, 2000, and incorporated herein by reference)

10.22

Form of Employment Agreement, dated January 1, 2000, between Nationwide Mutual Insurance Company and Greg Lashutka (previously filed as Exhibit 10.28 to Form 10-Q, Commission File Number 1-12785, filed August 14, 2000, and incorporated herein by reference)

10.23

Form of Employment Agreement, dated January 1, 2000, between Nationwide Mutual Insurance Company and Robert Oakley (previously filed as Exhibit 10.29 to Form 10-Q, Commission File Number 1-12785, filed August 14, 2000, and incorporated herein by reference)

10.23.1

Form of Amendment to Employment Agreement, effective August 29, 2002, between Nationwide Mutual Insurance Company and Robert Oakley (previously filed as Exhibit 10.29.1 to Form 10-K, Commission File Number 1-12785, filed March 14, 2003, and incorporated herein by reference)

10.24

Form of Employment Agreement, dated January 1, 2000, between Nationwide Mutual Insurance Company and Robert Woodward (previously filed as Exhibit 10.30 to Form 10-Q, Commission File Number 1-12785, filed August 14, 2000, and incorporated herein by reference)

10.25

Form of Employment Agreement, dated August 11, 2000, between Nationwide Mutual Insurance Company and Michael Helfer (previously filed as Exhibit 10.31 to Form 10-Q, Commission File Number 1-12785, filed August 14, 2000, and incorporated herein by reference)

Exhibit
10.26

Form of Employment Agreement, dated May 26, 2000, between Nationwide Mutual Insurance Company and W.G. Jurgensen (previously filed as Exhibit 10.32 to Form 10-Q, Commission File Number 1-12785, filed November 13, 2000, and incorporated herein by reference)

10.27

Form of Employment Agreement, dated July 1, 2000, between Nationwide Financial Services, Inc. and Joseph Gasper (previously filed as Exhibit 10.33 to Form 10-Q, Commission File Number 1-12785, filed November 13, 2000, and incorporated herein by reference)

10.27.1

Form of Amendment to Employment Agreement, effective August 28, 2002, between Nationwide Financial Services, Inc. and Joseph Gasper (previously filed as Exhibit 10.33.1 to Form 10-K, Commission File Number 1-12785, filed March 14, 2003, and incorporated herein by reference)

10.28

Form of Retention Agreement, dated July 1, 2000, between Nationwide Financial Services, Inc. and Joseph Gasper (previously filed as Exhibit 10.34 to Form 10-Q, Commission File Number 1-12785, filed November 13, 2000, and incorporated herein by reference)

10.29

Form of Employee Leasing Agreement, dated July 1, 2000, between Nationwide Mutual Insurance Company and Nationwide Financial Services Inc. (previously filed as Exhibit 10.35 to Form 10-Q, Commission File Number 1-12785, filed May 11,2001, and incorporated herein by reference)

10.30

Form of Employment Agreement, dated June 4, 2001, between Nationwide Mutual Insurance Company and Michael C. Keller (previously filed as Exhibit 10.36 to Form 10-Q, Commission File Number 1-12785, filed August 10, 2001, and incorporated herein by reference)

10.31

General Description of Nationwide Economic Value Incentive Plan (previously filed as Exhibit 10.38 to Form 10-K, Commission File Number 1-12785, filed March 29, 2002, and incorporated herein by reference)

10.32	Form of Surplus Note, dated December 17, 2001, between Nationwide Financial Services, Inc. and Nationwide Life Insurance Company
10.33	Form of Surplus Note, dated June 26, 2002, between Nationwide Financial Services, Inc. and Nationwide Life Insurance Company
99.1	Certification of W.G. Jurgensen pursuant to 18 U.S.C. section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002
99.2	Certification of Mark R. Thresher pursuant to 18 U.S.C. section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002

All other exhibits referenced by Item 601 of Regulation S-K are not required under the related instructions or are inapplicable and therefore have been omitted.

CERTIFICATIONS

I, W.G. Jurgensen, Chief Executive Officer of Nationwide Life Insurance Company, certify that:

1.	I have reviewed this Annual Report on Form 10-K of Nationwide Life Insurance Company;
2.	Based on my knowledge, this Annual Report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this Annual Report;
3.	Based on my knowledge, the financial statements, and other financial information included in this Annual Report fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this Annual Report;
4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:
a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this Annual Report is being prepared;
b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this Annual Report (the “Evaluation Date”); and
c)	presented in this Annual Report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;
5.	The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):
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
6.	The registrant’s other certifying officers and I have indicated in this Annual Report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:	March 24, 2003

/s/ W.G. Jurgensen
Name: W.G. Jurgensen Title: Chief Executive Officer

I, Mark R. Thresher, Chief Financial Officer of Nationwide Life Insurance Company, certify that:

1.	I have reviewed this Annual Report on Form 10-K of Nationwide Life Insurance Company;
2.	Based on my knowledge, this Annual Report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this Annual Report;
3.	Based on my knowledge, the financial statements, and other financial information included in this Annual Report fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this Annual Report;
4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:
a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this Annual Report is being prepared;
b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this Annual Report (the “Evaluation Date”); and
c)	presented in this Annual Report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;
5.	The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):
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
6.	The registrant’s other certifying officers and I have indicated in this Annual Report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 24, 2003

/s/ Mark R. Thresher
Name: Mark R. Thresher Title: Chief Financial Officer

INDEPENDENT AUDITORS’ REPORT

The Board of Directors

Nationwide Life Insurance Company:

We have audited the consolidated financial statements of Nationwide Life Insurance Company and subsidiaries (collectively the “Company”) as listed in the accompanying index. In connection with our audits of the consolidated financial statements, we also have audited the financial statement schedules as listed in the accompanying index. These consolidated financial statements and financial statement schedules are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedules based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Nationwide Life Insurance Company and subsidiaries as of December 31, 2002 and 2001, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2002, in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the related financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

As discussed in note 2 to the consolidated financial statements, the Company changed its methods of accounting for derivative instruments and hedging activities, and for purchased or retained interests in securitized financial assets in 2001.

/s/ KPMG LLP

Columbus, Ohio

January 30, 2003

NATIONWIDE LIFE INSURANCE COMPANY AND SUBSIDIARIES

(a wholly owned subsidiary of Nationwide Financial Services, Inc.)

Consolidated Balance Sheets

(in millions, except per share amounts)

	December 31,
	2002	2001
Assets:
Investments:
Securities available-for-sale, at fair value:
Fixed maturity securities (cost $23,134.3 in 2002; $17,961.6 in 2001)	$24,169.0	$18,370.8
Equity securities (cost $85.1 in 2002; $83.0 in 2001)	84.3	94.0
Mortgage loans on real estate, net	7,923.2	7,113.1
Real estate, net	116.6	172.0
Policy loans	629.2	591.1
Other long-term investments	137.5	125.0
Short-term investments, including amounts managed by a related party	1,210.3	1,011.3

	34,270.1	27,477.3

Cash	0.9	22.6
Accrued investment income	328.7	306.7
Deferred policy acquisition costs	2,971.1	3,189.0
Other assets	1,243.6	646.0
Assets held in separate accounts	47,208.2	59,513.0

	$86,022.6	$91,154.6

Liabilities and Shareholder’s Equity:
Future policy benefits and claims	$31,679.8	$25,216.0
Short-term debt	—	100.0
Long-term debt, payable to Nationwide Financial Services, Inc.	600.0	300.0
Other liabilities	2,985.8	2,307.9
Liabilities related to separate accounts	47,208.2	59,513.0

	82,473.8	87,436.9

Commitments and contingencies (notes 11, 16 and 17)
Shareholder’s equity:
Common stock, $1 par value. Authorized 5.0 shares; 3.8 shares issued and outstanding	3.8	3.8
Additional paid-in capital	171.1	646.1
Retained earnings	2,979.6	2,863.1
Accumulated other comprehensive income	394.3	204.7

	3,548.8	3,717.7

	$86,022.6	$91,154.6

See accompanying notes to consolidated financial statements, including note 14 which describes related party transactions.

NATIONWIDE LIFE INSURANCE COMPANY AND SUBSIDIARIES

(a wholly owned subsidiary of Nationwide Financial Services, Inc.)

Consolidated Statements of Income

(in millions)

	Years ended December 31,
	2002	2001	2000
Revenues:
Policy charges	$973.8	$1,017.3	$1,091.4
Life insurance premiums	259.9	251.1	240.0
Net investment income	1,838.5	1,724.7	1,653.9
Net realized (losses) gains on investments, hedging instruments and hedged items:
Unrelated parties	(107.6)	(62.7)	(19.4)
Related parties	23.2	44.4	—
Other	8.8	8.2	11.1

	2,996.6	2,983.0	2,977.0

Benefits and expenses:
Interest credited to policyholder account values	1,241.2	1,238.7	1,182.4
Other benefits and claims	326.0	280.3	241.6
Policyholder dividends on participating policies	45.2	41.7	44.5
Amortization of deferred policy acquisition costs	670.1	347.9	352.1
Interest expense on debt, primarily with a related party	36.0	6.2	1.3
Other operating expenses	508.6	439.3	472.0

	2,827.1	2,354.1	2,293.9

Income from continuing operations before federal income taxes and cumulative effect of adoption of accounting principles	169.5	628.9	683.1
Federal income tax expense	8.7	161.2	207.3

Income from continuing operations before cumulative effect of adoption of accounting principles	160.8	467.7	475.8
Income (loss) from discontinued operations, net of tax	0.7	1.2	(0.5)
Cumulative effect of adoption of accounting principles, net of tax	—	(7.1)	—

Net income	$161.5	$461.8	$475.3

See accompanying notes to consolidated financial statements, including note 14 which describes related party transactions.

NATIONWIDE LIFE INSURANCE COMPANY AND SUBSIDIARIES

(a wholly owned subsidiary of Nationwide Financial Services, Inc.)

Consolidated Statements of Shareholder’s Equity

Years ended December 31, 2002, 2001 and 2000

(in millions)

	Common stock	Additional paid-in capital	Retained earnings	Accumulated other comprehensive income (loss)	Total shareholder’s equity
Balance as of December 31, 1999	$3.8	$766.1	$2,011.0	$(15.9)	$2,765.0
Comprehensive income:
Net income	—	—	475.3	—	475.3
Net unrealized gains on securities available-for-sale arising during the year, net of tax	—	—	—	132.6	132.6

Total comprehensive income					607.9
Return of capital to shareholder	—	(120.0)	—	—	(120.0)
Dividends to shareholder	—	—	(50.0)	—	(50.0)

Balance as of December 31, 2000	$3.8	$646.1	$2,436.3	$116.7	$3,202.9

Comprehensive income:
Net income	—	—	461.8	—	461.8
Net unrealized gains on securities available-for-sale arising during the year, net of tax	—	—	—	98.2	98.2
Cumulative effect of adoption of accounting principles, net of tax	—	—	—	(1.4)	(1.4)
Accumulated net losses on cash flow hedges, net of tax	—	—	—	(8.8)	(8.8)

Total comprehensive income					549.8

Dividends to shareholder	—	—	(35.0)	—	(35.0)

Balance as of December 31, 2001	$3.8	$646.1	$2,863.1	$204.7	$3,717.7

Comprehensive income:
Net income	—	—	161.5	—	161.5
Net unrealized gains on securities available-for-sale arising during the year, net of tax	—	—	—	178.6	178.6
Accumulated net gains on cash flow hedges, net of tax	—	—	—	11.0	11.0

Total comprehensive income					351.1

Returns of capital to shareholder	—	(475.0)	—	—	(475.0)
Dividends to shareholder	—	—	(45.0)	—	(45.0)

Balance as of December 31, 2002	$3.8	$171.1	$2,979.6	$394.3	$3,548.8

See accompanying notes to consolidated financial statements, including note 14 which describes related party transactions.

NATIONWIDE LIFE INSURANCE COMPANY AND SUBSIDIARIES

(a wholly owned subsidiary of Nationwide Financial Services, Inc.)

Consolidated Statements of Cash Flows

(in millions)

	Years ended December 31,
	2002	2001	2000
Cash flows from operating activities:
Net income	$161.5	$461.8	$475.3
Adjustments to reconcile net income to net cash provided by operating activities:
(Income) loss from discontinued operations	(0.7)	(1.2)	0.5
Interest credited to policyholder account values	1,241.2	1,238.7	1,182.4
Capitalization of deferred policy acquisition costs	(648.2)	(743.0)	(778.9)
Amortization of deferred policy acquisition costs	670.1	347.9	352.1
Amortization and depreciation	(0.7)	(31.5)	(12.7)
Realized losses (gains) on investments, hedging instruments and hedged items:
Unrelated parties	107.6	62.7	19.4
Related parties	(23.2)	(44.4)	—
Cumulative effect of adoption of accounting principles	—	10.9	—
Increase in accrued investment income	(22.0)	(55.3)	(12.8)
(Increase) decrease in other assets	(606.1)	(271.8)	(95.7)
Increase (decrease) in policy liabilities	36.2	33.0	(0.3)
Increase in other liabilities	426.9	302.8	234.2
Other, net	33.0	8.3	22.3

Net cash provided by continuing operations	1,375.6	1,318.9	1,385.8
Net cash provided by (used in) discontinued operations	0.7	1.7	(1.7)

Net cash provided by operating activities	1,376.3	1,320.6	1,384.1

Cash flows from investing activities:
Proceeds from maturity of securities available-for-sale	3,887.7	3,933.9	2,988.7
Proceeds from sale of securities available-for-sale	1,534.9	497.2	582.1
Proceeds from repayments of mortgage loans on real estate	1,009.0	1,204.4	911.7
Proceeds from sale of real estate	56.8	29.1	18.7
Proceeds from sale of limited partnership to related party	54.5	158.9	—
Proceeds from repayments of policy loans and sale of other invested assets	58.3	68.9	79.3
Cost of securities available-for-sale acquired	(9,874.5)	(7,123.6)	(3,475.5)
Cost of mortgage loans on real estate acquired	(1,810.2)	(2,123.1)	(1,318.0)
Cost of real estate acquired	(2.0)	(0.4)	(7.1)
Short-term investments, net	(193.1)	(568.7)	(26.5)
Disposal of subsidiary, net of cash	(20.0)	—	—
Collateral received – securities lending, net	158.9	791.6	—
Other, net	(303.8)	(192.2)	(182.3)

Net cash used in continuing operations	(5,443.5)	(3,324.0)	(428.9)
Net cash provided by discontinued operations	—	0.6	19.8

Net cash used in investing activities	(5,443.5)	(3,323.4)	(409.1)

Cash flows from financing activities:
Net change in short-term debt	(100.0)	(18.7)	118.7
Net proceeds from issuance of long-term debt to Nationwide Financial Services, Inc.	300.0	300.0	—
Capital returned to shareholder	(475.0)	—	(120.0)
Cash dividends paid to shareholder	(35.0)	(35.0)	(100.0)
Increase in investment and universal life insurance product account values	6,278.9	5,976.7	4,517.0
Decrease in investment and universal life insurance product account values	(1,923.4)	(4,216.0)	(5,377.1)

Net cash provided by (used in) financing activities	4,045.5	2,007.0	(961.4)

Net (decrease) increase in cash	(21.7)	4.2	13.6
Cash, beginning of year	22.6	18.4	4.8

Cash, end of year	$0.9	$22.6	$18.4

See accompanying notes to consolidated financial statements, including note 14 which describes related party transactions.

NATIONWIDE LIFE INSURANCE COMPANY AND SUBSIDIARIE S

(a wholly owned subsidiary of Nationwide Financial Services, Inc.)

Notes to Consolidated Financial Statements

December 31, 2002, 2001 and 2000

(1)	Organization and Description of Business

Nationwide Life Insurance Company (NLIC, or collectively with its subsidiaries, the Company) is a leading provider of life insurance and retirement savings products in the United States of America (U.S.) and is a wholly owned subsidiary of Nationwide Financial Services, Inc. (NFS). The Company develops and sells a diverse range of products including individual annuities, private and public sector pension plans and other investment products sold to institutions and life insurance. NLIC sells its products through a diverse network of distribution channels, including independent broker/dealers, wirehouse and regional firms, financial institutions, pension plan administrators, life insurance specialists, Nationwide Retirement Solutions, Nationwide Provident agents and Nationwide agents.

Wholly owned subsidiaries of NLIC include Nationwide Life and Annuity Insurance Company (NLAIC) and Nationwide Investment Services Corporation.

(2)	Summary of Significant Accounting Policies

The significant accounting policies followed by the Company that materially affect financial reporting are summarized below. The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the U.S. (GAAP), which differ from statutory accounting practices. The statutory financial statements of NLIC and NLAIC are presented on the basis of accounting practices prescribed or permitted by the Ohio Department of Insurance (the Department). The State of Ohio has adopted the National Association of Insurance Commissioners (NAIC) statutory accounting practices (NAIC SAP) as the basis of its statutory accounting practices. NLIC and NLAIC have no statutory accounting practices that differ from NAIC SAP. See also note 13.

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

The most significant estimates include those used in determining deferred policy acquisition costs (DAC) for investment products and universal life insurance products, valuation allowances for mortgage loans on real estate, impairment losses on other investments and federal income taxes. Although some variability is inherent in these estimates, management believes the amounts provided are appropriate.

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

NATIONWIDE LIFE INSURANCE COMPANY AND SUBSIDIARIES

(a wholly owned subsidiary of Nationwide Financial Services, Inc.)

Notes to Consolidated Financial Statements, Continued

(b)	Valuation of Investments, Investment Income and Related Gains and Losses

The Company is required to classify its fixed maturity securities and equity securities as either held-to-maturity, available-for-sale or trading. The Company classifies fixed maturity and equity securities as available-for-sale. Available-for-sale securities are stated at fair value, with the unrealized gains and losses, net of adjustments to DAC, future policy benefits and claims, and deferred federal income tax, reported as a separate component of accumulated other comprehensive income (AOCI) in shareholders’ equity. The adjustment to DAC represents the change in amortization of DAC that would have been required as a charge or credit to operations had such unrealized amounts been realized and allocated to the product lines. The adjustment to future policy benefits and claims represents the increase in policy reserves from using a lower discount rate that would have been required if such unrealized gains been realized and the proceeds reinvested at lower market interest rates.

Management regularly reviews its fixed maturity and equity securities portfolio to evaluate the necessity of recording impairment losses for other-than-temporary declines in the fair value of investments. A number of criteria are considered during this process including, but not limited to, the current fair value as compared to amortized cost or cost, as appropriate, of the security, the length of time the security’s fair value has been below amortized cost/cost, and by how much, and specific credit issues related to the issuer, and current economic conditions. Also, the Company estimates the cash flows over the life of certain purchased beneficial interests in securitized financial assets. Based on current information and events, if the Company estimates that the fair value of its beneficial interests is not greater than or equal to its carrying value and if there has been a decrease in the estimated cash flows since the last revised estimate, considering both timing and amount, then an other-than-temporary impairment is recognized and the purchased beneficial interest is written down to fair value. Other-than-temporary impairment losses result in a permanent reduction of the cost basis of the underlying investment.

For mortgage-backed securities, the Company recognizes income using a constant effective yield method based on prepayment assumptions and the estimated economic life of the securities. When estimated prepayments differ significantly from anticipated prepayments, the effective yield is recalculated to reflect actual payments to date and anticipated future payments; any resulting adjustment is included in net investment income. All other investment income is recorded on the accrual basis.

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

Derivatives are carried at fair value. On the date the derivative contract is entered into, the Company designates the derivative as either a hedge of the fair value of a recognized asset or liability or of an unrecognized firm commitment (fair value hedge), a hedge of a forecasted transaction or the variability of cash flows to be received or paid related to a recognized asset or liability (cash flow hedge), a foreign currency fair value or cash flow hedge (foreign currency hedge) or a non-hedge transaction. The Company formally documents all relationships between hedging instruments and hedged items, as well as its risk-management objective and strategy for entering into various hedge transactions. This process includes linking all derivatives that are designated as fair value, cash flow or foreign currency hedges to specific assets and liabilities on the balance sheet or to specific firm commitments or forecasted transactions. The Company also formally assesses, both at the hedge’s inception and on an ongoing basis, whether the derivatives that are used for hedging transactions are highly effective in offsetting changes in fair values or cash flows of hedged items. When it is determined that a derivative is not highly effective as a hedge or that it has ceased to be a highly effective hedge, the Company discontinues hedge accounting prospectively.

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

The Company may enter into “receive fixed/pay variable” interest rate swaps to hedge existing floating rate assets or to hedge cash flows from the anticipated purchase of investments. These derivative instruments are classified as cash flow hedges and are carried at fair value, with the offset recorded in AOCI to the extent the hedging relationship is effective. The ineffective portion of the hedging relationship is recorded in realized gains and losses on investments, hedging instruments and hedged items. Gains and losses on cash flow derivative instruments are reclassified out of AOCI and recognized in earnings over the same period(s) that the hedged item affects earnings.

Amounts receivable or payable under interest rate and foreign currency swaps are recognized as an adjustment to net investment income or interest credited to policyholder account values consistent with the nature of the hedged item, except for interest rate swaps hedging the anticipated sale of investments where amounts receivable or payable under the swaps are recorded as realized gains and losses on investments, hedging instruments and hedged items, and except for interest rate swaps hedging the anticipated purchase of investments where amounts receivable or payable under the swaps are recorded in AOCI to the extent the hedging relationship is effective.

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

When hedge accounting is discontinued because it is determined that the derivative no longer qualifies as an effective fair value hedge, the Company continues to carry the derivative on the consolidated balance sheet at its fair value and no longer adjusts the hedged item for changes in fair value. The adjustment of the carrying amount of the hedged item is accounted for in the same manner as other components of the carrying amount of that item. When hedge accounting is discontinued because the hedged item no longer meets the definition of a firm commitment, the Company continues to carry the derivative on the consolidated balance sheet at its fair value, removes any asset or liability that was recorded pursuant to recognition of the firm commitment from the consolidated balance sheet and recognizes any gain or loss in net realized gains and losses on investments, hedging instruments and hedged items. When hedge accounting is discontinued because it is probable that a forecasted transaction will not occur, the Company continues to carry the derivative on the consolidated balance sheet at fair value and gains and losses that were accumulated in AOCI are recognized immediately in realized gains and losses on investments, hedging instruments and hedged items. In all other situations in which hedge accounting is discontinued, the Company continues to carry the derivative at its fair value on the consolidated balance sheet, and recognizes any changes in fair value in net realized gains and losses on investments, hedging instruments and hedged items.

Prior to the January 1, 2001 adoption of SFAS 133, defined in note 2(k), provided they met specific criteria, interest rate and foreign currency swaps and futures were considered hedges and accounted for under the accrual and deferral method, respectively. Amounts receivable or payable under interest rate and foreign currency swaps were recognized as an adjustment to net investment income or interest credited to policyholder account values consistent with the nature of the hedged item. Changes in the fair value of interest rate swaps were not recognized on the consolidated balance sheets, except for interest rate swaps designated as hedges of fixed maturity securities available-for-sale, for which changes in fair values were reported in AOCI. Gains and losses on foreign currency swaps were recorded in earnings based on the related spot foreign exchange rate at the end of the reporting period. Gains and losses on these contracts offset those recorded as a result of translating the hedged foreign currency denominated liabilities and investments to U.S. dollars.

(d)	Revenues and Benefits

Investment Products and Universal Life Insurance Products: Investment products consist primarily of individual and group variable and fixed deferred annuities. Universal life insurance products include universal life insurance, variable universal life insurance, corporate-owned life insurance and other interest-sensitive life insurance policies. Revenues for investment products and universal life insurance products consist of net investment income, asset fees, cost of insurance, policy administration and surrender charges that have been earned and assessed against policy account balances during the period. The timing of revenue recognition as it relates to fees assessed on investment contracts and universal life contracts is determined based on the nature of such fees. Asset fees, cost of insurance and policy administration charges are assessed on a daily or monthly basis and recognized as revenue when assessed and earned. Certain amounts assessed that represent compensation for services to be provided in future periods are reported as unearned revenue and recognized in income over the periods benefited. Surrender charges are recognized upon surrender of a contract in accordance with contractual terms. Policy benefits and claims that are charged to expense include interest credited to policy account values and benefits and claims incurred in the period in excess of related policy account values.

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

(e)	Deferred Policy Acquisition Costs

The costs of acquiring business, principally commissions, certain expenses of the policy issue and underwriting department and certain variable sales expenses that relate to and vary with the production of new and renewal business have been deferred. DAC is subject to recoverability testing at the time of policy issuance and loss recognition testing at the end of each reporting period.

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

Due to the magnitude of the DAC asset related to the individual variable annuity business, the sensitivity of the calculation to minor changes in the underlying assumptions and the related volatility that could result in the reported DAC balance without meaningful improvement in its reasonableness, the Company evaluates the appropriateness of the individual variable annuity DAC balance within pre-set parameters. Should the recorded balance of individual variable annuity DAC fall outside of these parameters for a prescribed period of time, or should the recorded balance fall outside of these parameters and the Company determines it is not reasonably possible to get back within this period of time, assumptions are required to be unlocked and the DAC is recalculated using revised best estimate assumptions. Otherwise, DAC on individual variable annuity business is not unlocked to reflect updated assumptions. In the event DAC assumptions are unlocked and revised, the Company will continue to use the reversion to the mean process.

NATIONWIDE LIFE INSURANCE COMPANY AND SUBSIDIARIES

(a wholly owned subsidiary of Nationwide Financial Services, Inc.)

Notes to Consolidated Financial Statements, Continued

For other investment products and universal life insurance products, DAC is unlocked each quarter to reflect revised best estimate assumptions, including the use of a reversion to the mean methodology over the next three years as it relates to net separate account performance. Any resulting DAC unlocking adjustments are reflected currently as a charge or credit to DAC amortization expense.

For traditional life insurance products, DAC is predominantly being amortized with interest over the premium-paying period of the related policies in proportion to the ratio of actual annual premium revenue to the anticipated total premium revenue. Such anticipated premium revenue is estimated using the same assumptions as those used for computing liabilities for future policy benefits at issuance. Under existing accounting guidance, the concept of DAC unlocking does not apply to traditional life insurance products, although evaluations of DAC for recoverability at the time of policy issuance and loss recognition testing at each reporting period are required.

(f)	Separate Accounts

Separate account assets and liabilities represent contractholders’ funds which have been segregated into accounts with specific investment objectives. Separate account assets are recorded at fair value. The investment income and gains or losses of these accounts accrue directly to the contractholders. For certain contracts offered through separate accounts, the Company guarantees the contractholder a minimum return. The activity of the separate accounts is not reflected in the consolidated statements of income and cash flows except for the fees the Company receives. Such fees are assessed on a daily or monthly basis and recognized as revenue when assessed and earned.

(g)	Future Policy Benefits

The liability for future policy benefits for investment products in the accumulation phase, universal life insurance and variable universal life insurance policies is the policy account balance, which represents participants’ net premiums and deposits plus investment performance and interest credited less applicable contract charges.

The liability for future policy benefits for traditional life insurance policies has been calculated by the net level premium method using interest rates varying from 6.0% to 10.5% and estimates of mortality, morbidity, investment yields and withdrawals which were used or which were being experienced at the time the policies were issued.

The liability for future policy benefits for payout annuities has been calculated using the present value of future benefits and maintenance costs discounted using interest rates varying from 3.0% to 13.0%. Also, as of December 31, 2002, the calculated reserve was adjusted to reflect the incremental reserve that would be required if unrealized gains and losses had been realized and therefore resulted in the use of a lower discount rate, as discussed in note 2(b).

(h)	Participating Business

Participating business represented approximately 15% in 2002 (17% in 2001 and 21% in 2000) of the Company’s life insurance in-force, 59% of the number of life insurance policies in-force in 2002 (63% in 2001 and 66% in 2000), and 9% of life insurance statutory premiums in 2002 (9% in 2001 and 8% in 2000). The provision for policyholder dividends was based on then current dividend scales and has been included in Future policy benefits and claims in the accompanying consolidated balance sheets.

NATIONWIDE LIFE INSURANCE COMPANY AND SUBSIDIARIES

(a wholly owned subsidiary of Nationwide Financial Services, Inc.)

Notes to Consolidated Financial Statements, Continued

(i)	Federal Income Tax

Through September 30, 2002, the Company filed a consolidated federal income tax return with Nationwide Mutual Insurance Company (NMIC), the ultimate majority shareholder of NFS. The members of the NMIC consolidated federal income tax return group participated in a tax sharing arrangement, which provided, in effect, for each member to bear essentially the same federal income tax liability as if separate tax returns were filed.

As a result of NFS’ acquisition of Nationwide Life Insurance Company of America (NLICA) and subsidiaries on October 1, 2002, under Internal Revenue Code regulations, NFS and its subsidiaries cannot file a life/non-life consolidated federal income tax return until five full years following NFS’ departure from the NMIC consolidated federal income tax return group. Therefore, NFS and its direct non-life insurance company subsidiaries will file a consolidated federal income tax return; NLIC and NLAIC will file a consolidated federal income tax return; the direct non-life insurance companies under NLIC will file separate federal income tax returns; NLICA and its direct life insurance company subsidiaries will file a consolidated federal income tax return; and the direct non-life insurance companies under NLICA will file a consolidated federal income tax return, until 2008, when NFS expects to be able to file a single consolidated federal income tax return with all of its subsidiaries.

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

NATIONWIDE LIFE INSURANCE COMPANY AND SUBSIDIARIES

(a wholly owned subsidiary of Nationwide Financial Services, Inc.)

Notes to Consolidated Financial Statements, Continued

(k)	Recently Issued Accounting Pronouncements

In January 2003, the Financial Accounting Standards Board (FASB) issued Interpretation No. 46, Consolidation of Variable Interest Entities – an interpretation of ARB No. 51 (FIN 46). Accounting Research Bulletin No. 51, Consolidated Financial Statements (ARB 51) states that consolidation is usually necessary when a company has a “controlling financial interest” in another company, a condition most commonly achieved via ownership of a majority voting interest. FIN 46 clarifies the application of ARB 51, to certain “variable interest entities” (VIE) where (i) the equity investors are not empowered to make sufficient decisions about the entity’s operations, or do not receive expected returns or absorb expected losses commensurate with their equity ownership; or (ii) do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. VIEs are consolidated by their primary beneficiary, which is a party having a majority of the entity’s expected losses, expected residual returns, or both. A company holding a significant variable interest in a VIE, but not deemed the primary beneficiary is subject to certain disclosure requirements specified by FIN 46. FIN 46 applies immediately to entities formed after January 31, 2003, and to VIEs in which an enterprise obtains an interest after that date. It applies in the interim period beginning after June 15, 2003 to VIEs for which an enterprise holds a variable interest that it acquired prior to February 1, 2003 with earlier adoption permitted. FIN 46 may be applied on a prospective basis with a cumulative-effect adjustment made as of the date of initial application or by restating previously issued financial statements for one or more years with a cumulative-effect adjustment as of the beginning of the first year restated. The Company is evaluating the potential impact of adopting FIN 46 on the results of operations and financial position and currently expects to adopt FIN 46 on July 1, 2003. See note 19 for transitional disclosures pertaining to VIE relationships in which the Company has a significant variable interest.

In November 2002, the FASB issued Interpretation No. 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees – an interpretation of FASB Statements No. 5, 57, and 107 and rescission of FASB Interpretation No. 34 (FIN 45). FIN 45 requires a guarantor to provide more detailed interim and annual financial statement disclosures about obligations under certain guarantees it has issued. It also requires a guarantor to recognize, at the inception of new guarantees issued or modified after December 31, 2002, a liability for the fair value of the obligation undertaken in issuing the guarantee. Although superceded by FIN 45, the guidance provided in FASB Interpretation No. 34, Disclosure of Indirect Guarantees of Indebtedness of Others has been incorporated into FIN 45 without change. The adoption of the transitional components of FIN 45 by the Company on December 15, 2002 resulted in the inclusion of transition disclosures in note 17. The adoption of the remaining components of FIN 45 on January 1, 2003 is not expected to have a material impact on the financial position or results of operations of the Company.

In June 2002, the FASB issued Statement of Financial Accounting Standards (SFAS) No. 146, Accounting for Costs Associated with Exit or Disposal Activities (SFAS 146), which the Company adopted January 1, 2003. Adoption of SFAS 146 is not expected to have any impact on the financial position or results of operations of the Company.

In April 2002, the FASB issued SFAS No. 145, Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13 and Technical Corrections (SFAS 145), which the Company adopted on October 1, 2002. The adoption of SFAS 145 did not have any impact on the financial position or results of operations of the Company.

NATIONWIDE LIFE INSURANCE COMPANY AND SUBSIDIARIES

(a wholly owned subsidiary of Nationwide Financial Services, Inc.)

Notes to Consolidated Financial Statements, Continued

In October 2001, the FASB issued SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets (SFAS 144). SFAS 144 supersedes SFAS 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of, and APB Opinion No. 30, Reporting the Results of Operations – Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions (APB 30). SFAS 144 was adopted by the Company on January 1, 2002 and carries forward many of the provisions of SFAS 121 and APB 30 for recognition and measurement of the impairment of long-lived assets to be held and used, and measurement of long-lived assets to be disposed of by sale. Under SFAS 144, if a long-lived asset is part of a group that includes other assets and liabilities, then the provisions of SFAS 144 apply to the entire group. In addition, SFAS 144 does not apply to goodwill and other intangible assets that are not amortized. The adoption of SFAS 144 did not have a material impact on the results of operations or financial position of the Company.

In July 2001, the FASB issued SFAS No. 142, Goodwill and Other Intangible Assets (SFAS 142). SFAS 142 applies to all acquired intangible assets whether acquired singularly, as part of a group, or in a business combination. SFAS 142 supersedes APB Opinion No. 17, Intangible Assets (APB 17) and carries forward provisions in APB 17 related to internally developed intangible assets. SFAS 142 changes the accounting for goodwill and intangible assets with indefinite lives from an amortization method to an impairment-only approach. The Company adopted SFAS 142 on January 1, 2002, at which time, the Company had no unamortized goodwill and therefore, the adoption of SFAS 142 did not have any impact on the results of operations or financial position of the Company.

In June 1998, the FASB issued SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities (SFAS 133). SFAS 133, as amended by SFAS No. 137, Accounting for Derivative Instruments and Hedging Activities – Deferral of the Effective Date of FASB Statement No. 133 (SFAS 137), and SFAS 138, Accounting for Certain Derivative Instruments and Certain Hedging Activities (SFAS 138), was adopted by the Company effective January 1, 2001. All references hereafter to SFAS 133 include the amendments outlined in SFAS 137 and SFAS 138. Upon adoption, the provisions of SFAS 133 were applied prospectively.

SFAS 133, establishes accounting and reporting standards for derivative instruments and hedging activities. It requires an entity to recognize all derivatives as either assets or liabilities on the balance sheet and measure those instruments at fair value.

The adoption of SFAS 133 resulted in the Company recording a net transition adjustment loss of $4.8 million (net of related income tax of $2.6 million) in net income. In addition, a net transition adjustment loss of $3.6 million (net of related income tax of $2.0 million) was recorded in AOCI as of January 1, 2001. The adoption of SFAS 133 resulted in the Company derecognizing $17.0 million of deferred assets related to hedges, recognizing $10.9 million of additional derivative instrument liabilities and $1.3 million of additional firm commitment assets, while also decreasing hedged future policy benefits by $3.0 million and increasing the carrying amount of hedged investments by $10.6 million.

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

(l)	Discontinued Operations

As described more fully in note 14, NLIC paid a dividend to NFS in the form of all of the shares of common stock of Nationwide Securities, Inc. (NSI), a wholly owned broker/dealer subsidiary engaged in the asset management business. The accompanying consolidated financial statements and related notes reflect this business as discontinued operations.

(m)	Reclassification

Certain items in the 2001 and 2000 consolidated financial statements and related footnotes have been reclassified to conform to the 2002 presentation.

NATIONWIDE LIFE INSURANCE COMPANY AND SUBSIDIARIES

(a wholly owned subsidiary of Nationwide Financial Services, Inc.)

Notes to Consolidated Financial Statements, Continued

(3)	Investments

The amortized cost, gross unrealized gains and losses and estimated fair value of securities available-for-sale as of December 31, 2002 and 2001 were:

	Amortized cost	Gross unrealized gains	Gross unrealized losses	Estimated fair value
	(in millions)
December 31, 2002:
Fixed maturity securities:
U.S. Treasury securities and obligations of U.S. Government corporations and agencies	$774.3	$64.4	$0.3	$838.4
Obligations of states and political subdivisions	20.8	1.1	—	21.9
Debt securities issued by foreign governments	39.3	2.7	—	42.0
Corporate securities	14,143.5	934.5	116.6	14,961.4
Mortgage-backed securities—U.S. Government backed	3,808.9	157.3	154.8	3,811.4
Asset-backed securities	4,347.5	146.5	0.1	4,493.9

Total fixed maturity securities	23,134.3	1,306.5	271.8	24,169.0
Equity securities	85.1	7.1	7.9	84.3

Total	$23,219.4	$1,313.6	$279.7	$24,253.3

December 31, 2001:
Fixed maturity securities:
U.S. Treasury securities and obligations of U.S. Government corporations and agencies	$263.2	$23.1	$0.5	$285.8
Obligations of states and political subdivisions	7.6	0.3	—	7.9
Debt securities issued by foreign governments	41.8	2.6	—	44.4
Corporate securities	11,769.8	470.6	176.5	12,063.9
Mortgage-backed securities – U.S. Government backed	2,012.3	67.8	3.7	2,076.4
Asset-backed securities	3,866.9	76.7	51.2	3,892.4

Total fixed maturity securities	17,961.6	641.1	231.9	18,370.8
Equity securities	83.0	11.0	—	94.0

Total	$18,044.6	$652.1	$231.9	$18,464.8

As of December 31, 2002, the Company had unrealized losses on fixed maturity securities available-for-sale of $271.8 million, including $7.3 million related to securities that had a fair value that was less than 80% of amortized cost as of December 31, 2002 and 2001. As part of the Company’s normal assessment of other-than-temporary impairments of investments, as described in note 2(b), each of these securities were evaluated and no further impairments were deemed necessary as of December 31, 2002.

NATIONWIDE LIFE INSURANCE COMPANY AND SUBSIDIARIES

(a wholly owned subsidiary of Nationwide Financial Services, Inc.)

Notes to Consolidated Financial Statements, Continued

The amortized cost and estimated fair value of fixed maturity securities available-for-sale as of December 31, 2002, by expected maturity, are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Amortized cost	Estimated fair value
	(in millions)
Fixed maturity securities available for sale:
Due in one year or less	$1,100.2	$965.0
Due after one year through five years	6,769.6	7,155.4
Due after five years through ten years	5,107.7	5,553.1
Due after ten years	2,000.4	2,190.2

Subtotal	14,977.9	15,863.7

Mortgage-backed securities – U.S. Government backed	3,808.9	3,811.4

Asset-backed securities	4,347.5	4,493.9

Total	$23,134.3	$24,169.0

The components of unrealized gains on securities available-for-sale, net, were as follows as of December 31:

	2002	2001
	(in millions)
Unrealized gains, before adjustments and taxes	$1,033.9	$420.2
Adjustment to deferred policy acquisition costs	(300.6)	(94.9)
Adjustment to future policy benefits and claims	(133.2)	—
Deferred federal income tax	(210.0)	(113.9)

Net unrealized gains	$390.1	$211.4

An analysis of the change in gross unrealized gains on securities available-for-sale for the years ended December 31:

	2002	2001	2000
	(in millions)
Securities available-for-sale:
Fixed maturity securities	$625.5	$212.0	$280.5
Equity securities	(11.8)	5.5	(2.5)

Net change	$613.7	$217.5	$278.0

Proceeds from the sale of securities available-for-sale during 2002, 2001 and 2000 were $1.53 billion, $497.8 million and $602.0 million, respectively. During 2002, gross gains of $42.0 million ($31.3 million and $12.4 million in 2001 and 2000, respectively) and gross losses of $16.6 million ($10.1 million and $15.4 million in 2001 and 2000, respectively) were realized on those sales.

The Company had $28.0 million and $25.2 million of real estate investments as of December 31, 2002 and 2001, respectively, that were non-income producing the preceding twelve months.

Real estate is presented at cost less accumulated depreciation of $18.6 million as of December 31, 2002 ($22.0 million as of December 31, 2001). The carrying value of real estate held for disposal totaled $46.0 million and $33.4 million as of December 31, 2002 and 2001, respectively.

NATIONWIDE LIFE INSURANCE COMPANY AND SUBSIDIARIES

(a wholly owned subsidiary of Nationwide Financial Services, Inc.)

Notes to Consolidated Financial Statements, Continued

The recorded investment of mortgage loans on real estate considered to be impaired was $27.4 million as of December 31, 2002 ($29.9 million as of December 31, 2001), which includes $10.9 million ($5.3 million as of December 31, 2001) of impaired mortgage loans on real estate for which the related valuation allowance was $2.5 million ($1.0 million as of December 31, 2001) and $16.5 million ($24.6 million as of December 31, 2001) of impaired mortgage loans on real estate for which there was no valuation allowance. Impaired mortgage loans with no valuation allowance are a result of collateral dependent loans where the fair value of the collateral is greater than the recorded investment of the loan. During 2002, the average recorded investment in impaired mortgage loans on real estate was $5.5 million ($7.9 million in 2001) and interest income recognized on those loans totaled $0.1 million in 2002 ($0.4 million in 2001) which is equal to interest income recognized using a cash-basis method of income recognition.

Activity in the valuation allowance account for mortgage loans on real estate for the years ended December 31 was as follows:

	2002	2001	2000
	(in millions)
Allowance, beginning of year	$42.9	$45.3	$44.4
Additions (reductions) charged (credited) to operations	1.5	(1.2)	4.1
Direct write-downs charged against the allowance	(1.0)	(1.2)	(3.2)
Allowance on acquired mortgage loans	—	—	—

Allowance, end of year	$43.4	$42.9	$45.3

An analysis of investment income (loss) from continuing operations by investment type follows for the years ended December 31:

	2002	2001	2000
	(in millions)
Securities available-for-sale:
Fixed maturity securities	$1,332.5	$1,181.1	$1,095.5
Equity securities	1.9	1.8	2.6
Mortgage loans on real estate	563.8	527.9	494.5
Real estate	26.8	33.1	32.2
Short-term investments	12.6	28.0	26.0
Derivatives	(79.6)	(19.7)	3.9
Other	31.0	20.9	49.3

Gross investment income	1,889.0	1,773.1	1,704.0
Less investment expenses	50.5	48.4	50.1

Net investment income	$1,838.5	$1,724.7	$1,653.9

NATIONWIDE LIFE INSURANCE COMPANY AND SUBSIDIARIES

(a wholly owned subsidiary of Nationwide Financial Services, Inc.)

Notes to Consolidated Financial Statements, Continued

An analysis of net realized losses on investments, hedging instruments and hedged items from continuing operations, by source follows for the years ended December 31:

	2002	2001	2000
	(in millions)
Unrelated parties:
Realized gains on sales, net of hedging losses:
Fixed maturity securities, available-for-sale	$42.0	$30.1	$7.4
Hedging losses on fixed maturity sales	(41.1)	(1.5)	—
Equity securities, available-for-sale	—	1.2	5.0
Real estate	14.0	3.3	3.5
Mortgage loans on real estate	3.2	11.2	0.2
Mortgage loan hedging losses	(1.2)	(8.1)	—
Other	0.1	1.2	1.8

Total realized gains on sales – unrelated parties	17.0	37.4	17.9

Realized losses on sales, net of hedging gains:
Fixed maturity securities, available-for-sale	(15.7)	(9.3)	(15.1)
Hedging gains on fixed maturity sales	10.7	0.1	—
Equity securities, available-for-sale	(0.9)	(0.8)	(0.3)
Real estate	(3.0)	(1.4)	(0.9)
Mortgage loans on real estate	(3.3)	(0.6)	(2.6)
Mortgage loans hedging gains	0.9	—	—
Other	(1.0)	(7.7)	(0.3)

Total realized losses on sales – unrelated parties	(12.3)	(19.7)	(19.2)

Derivatives, excluding hedging gains and losses on sales	8.0	0.2	(2.7)
Other-than-temporary impairments:
Fixed maturity securities, available-for-sale	(111.6)	(66.1)	(10.5)
Equity securities, available-for-sale	—	(13.8)	—
Real estate	(2.4)	—	(3.3)
Mortgage loans on real estate	(6.3)	(0.7)	(1.6)

Total other-than-temporary impairments	(120.3)	(80.6)	(15.4)

Total – unrelated parties	(107.6)	(62.7)	(19.4)
Related parties – gain on sale of limited partnership	23.2	44.4	—

Net realized losses on investments, hedging instruments and hedged items	$(84.4)	$(18.3)	$(19.4)

Fixed maturity securities with an amortized cost of $7.3 million as of December 31, 2002 and $6.6 million as of December 31, 2001 were on deposit with various regulatory agencies as required by law.

As of December 31, 2002 and 2001 the Company had pledged fixed maturity securities with a fair value of $152.4 million and $112.3 million, respectively, as collateral to various derivative counterparties.

As of December 31, 2002 and 2001 the Company held collateral of $413.1 million and $18.0 million, respectively, on derivative transactions. This amount is included in short-term investments with a corresponding liability recorded in other liabilities.

NATIONWIDE LIFE INSURANCE COMPANY AND SUBSIDIARIES

(a wholly owned subsidiary of Nationwide Financial Services, Inc.)

Notes to Consolidated Financial Statements, Continued

As of December 31, 2002 and 2001, the Company had loaned securities with a fair value of $950.5 million and $775.5 million, respectively. As of December 31, 2002 and 2001 the Company held collateral of $974.5 million and $791.6 million, respectively. This amount is included in short-term investments with a corresponding liability recorded in other liabilities.

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

Therefore, the Company recorded an acceleration of DAC amortization totaling $347.1 million, before tax, or $225.6 million, net of $121.5 million of federal income tax benefit, which has been reported in the following segments in the amounts indicated, net of tax: Individual Annuity - $213.4 million, Institutional Products - $7.8 million and Life Insurance - $4.4 million. The acceleration of DAC amortization was the result of unlocking certain assumptions underlying the calculation of DAC for investment products and variable universal life insurance products. The most significant assumption changes were the resetting of the Company’s anchor date for reversion to the mean calculations to September 30, 2002, and resetting the assumption for net separate account growth to 8 percent during the three-year reversion period for all investment products and variable life insurance products, as well as increasing the future lapses and costs related to guaranteed minimum death benefits on individual variable annuity contracts. These adjustments were primarily driven by the sustained downturn in the equity markets.

(5)	Short-term Debt

NLIC has established a $500 million commercial paper program under which borrowings are unsecured and are issued for terms of 364 days or less. NLIC had no commercial paper outstanding as of December 31, 2002 and $100.0 million outstanding, at an average effective rate of 1.90%, as of December 31, 2001. See also note 15.

The Company paid interest on short-term debt totaling $0.7 million, $5.3 million and $1.3 million in 2002, 2001 and 2000, respectively, including 0.5 million to NFS in 2002.

(6)	Long-term Debt, payable to Nationwide Financial Services, Inc.

In December 2001, NLIC sold NFS a 7.50%, $300.0 million surplus note maturing on December 17, 2031. In June 2002, NLIC sold NFS an 8.15%, $300.0 million surplus note maturing June 27, 2032. Principal and interest payments are subject to prior approval by the superintendent of insurance of the State of Ohio.

The Company made interest payments on surplus notes to NFS totaling $30.1 million in 2002, none in 2001.

NATIONWIDE LIFE INSURANCE COMPANY AND SUBSIDIARIES

(a wholly owned subsidiary of Nationwide Financial Services, Inc.)

Notes to Consolidated Financial Statements, Continued

(7)	Derivative Financial Instruments

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

The long Eurodollar futures change the variable rate cash flow exposure to fixed rate cash flows. With long Eurodollar futures, if interest rates rise (fall), the losses (gains) on the futures are used to reduce fluctuations in variable rate income on the investments, thereby creating fixed rate investments.

Foreign Currency Risk Management

In conjunction with the Company’s medium-term note program, from time to time, the Company issues both fixed and variable rate liabilities denominated in foreign currencies. As a result, the Company is exposed to changes in fair value of the liabilities due to changes in foreign currency exchange rates and interest rates. To manage these risks, the Company enters into cross-currency interest rate swaps to convert these liabilities to a variable U.S. dollar rate.

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

The Company sells credit default protection on selected debt instruments and combines the credit default swap with selected assets the Company owns, to replicate a higher yielding bond. The credit default swaps do not receive hedge accounting treatment.

Quantitative Disclosure

Fair Value Hedges

During the years ended December 31, 2002 and 2001, gains of $7.1 million and $2.1 million, respectively, were recognized in net realized losses on investments, hedging instruments and hedged items. This represents the ineffective portion of the fair value hedging relationships. There were no gains or losses attributable to the portion of the derivative instruments’ change in fair value excluded from the assessment of hedge effectiveness. There were also no gains or losses recognized in earnings as a result of hedged firm commitments no longer qualifying as fair value hedges.

Cash Flow Hedges

For the year ended December 31, 2002, the ineffective portion of cash flow hedges was a gain of $1.8 million, and was immaterial in 2001. There were no gains or losses attributable to the portion of the derivative instruments’ change in fair value excluded from the assessment of hedge effectiveness.

The Company anticipates reclassifying less than $0.1 million in losses out of AOCI over the next 12-month period.

As of December 31, 2002, the maximum length of time over which the Company is hedging its exposure to the variability in future cash flows associated with forecasted transactions is twelve months. During 2002 and 2001, the Company did not discontinue any cash flow hedges because the original forecasted transaction was no longer probable.

Other Derivative Instruments, Including Embedded Derivatives

Net realized gains and losses on investments, hedging instruments and hedged items for the years ended December 31, 2002 and 2001 include a loss of $2.2 million and $1.6 million, respectively, related to other derivative instruments, including embedded derivatives. For the years ended December 31, 2002 and 2001, a gain of $120.4 million and a loss of $27.7 million, respectively, were recorded in net realized losses on investments, hedging instruments and hedged items reflecting the change in fair value of cross-currency interest rate swaps hedging variable rate medium-term notes denominated in foreign currencies. An offsetting loss of $119.6 million and a gain of $26.3 million were recorded in net realized losses on investments, hedging instruments and hedged items to reflect the change in spot rates of these foreign currency denominated obligations during the years ended December 31, 2002 and 2001, respectively.

NATIONWIDE LIFE INSURANCE COMPANY AND SUBSIDIARIES

(a wholly owned subsidiary of Nationwide Financial Services, Inc.)

Notes to Consolidated Financial Statements, Continued

The notional amount of derivative financial instruments outstanding as of December 31, 2002 and 2001 were as follows:

	2002	2001
	(in millions)
Interest rate swaps:
Pay fixed/receive variable rate swaps hedging investments	$2,206.5	$1,952.3
Pay variable/receive fixed rate swaps hedging investments	229.7	698.4
Pay variable/receive variable rate swaps hedging investments	221.0	197.8
Other contracts hedging investments	690.8	523.0
Cross currency interest rate swaps:
Hedging foreign currency denominated investments	111.0	56.1
Hedging foreign currency denominated liabilities	3,963.6	2,500.4
Interest rate futures contracts	4,250.9	6,019.4

Total	$11,673.5	$11,947.4

(8)	Federal Income Tax

Effective October 1, 2002, Nationwide Corporation’s ownership in NFS decreased from 80% to 63%, and as a result, NFS and its subsidiaries, inlcuding the Company, no longer qualify to be included in the NMIC consolidated federal income tax return. Also, see note 2 (i) for a discussion of changes related to the Company’s federal income tax consolidation group.

The tax effects of temporary differences that give rise to significant components of the net deferred tax liability as of December 31, 2002 and 2001 were as follows:

	2002	2001
	(in millions)
Deferred tax assets:
Equity securities	$—	$6.5
Mortgage loans on real estate and real estate	—	7.5
Future policy benefits	102.0	8.2
Liabilities in separate accounts	447.6	482.5
Derivatives	118.6	93.0
Other	40.1	81.8

Gross deferred tax assets	708.3	679.5
Less valuation allowance	(7.0)	(7.0)

Net deferred tax assets	701.3	672.5

Deferred tax liabilities:
Fixed maturity securities	402.2	173.0
Equity securities and other investments	37.4	31.7
Deferred policy acquisition costs	762.0	861.3
Derivatives	78.4	91.5
Deferred tax on realized investment gains	—	26.1
Other	50.5	68.8

Gross deferred tax liabilities	1,330.5	1,252.4

Net deferred tax liability	$629.2	$579.9

In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion of the total gross deferred tax assets will not be realized. Future taxable amounts or recovery of federal income tax paid within the statutory carryback period can offset nearly all future deductible amounts. The valuation allowance was unchanged for each of the years in the three-year period ended December 31, 2002.

NATIONWIDE LIFE INSURANCE COMPANY AND SUBSIDIARIES

(a wholly owned subsidiary of Nationwide Financial Services, Inc.)

Notes to Consolidated Financial Statements, Continued

The Company’s current federal income tax liability was $176.4 million and $186.2 million as of December 31, 2002 and 2001, respectively.

Federal income tax expense attributable to income from continuing operations before cumulative effect of adoption of accounting principles for the years ended December 31 was as follows:

	2002	2001	2000
	(in millions)
Current	$63.7	$32.2	$77.6
Deferred	(55.0)	129.0	129.7

Federal income tax expense	$8.7	$161.2	$207.3

The customary relationship between federal income tax (benefit) expense and pre-tax (loss) income from continuing operations before cumulative effect of adoption of accounting principles does not exist in 2002. This is a result of the impact of the $347.1 million of accelerated DAC amortization reported in 2002 (see note 4) compared to the level of pre-tax earnings.

Total federal income tax expense for the years ended December 31, 2002, 2001 and 2000 differs from the amount computed by applying the U.S. federal income tax rate to income from continuing operations before federal income tax expense and cumulative effect of adoption of accounting principles as follows:

	2002		2001		2000
	Amount	%	Amount	%	Amount	%
	(in millions)
Computed (expected) tax expense	$59.3	35.0	$220.1	35.0	$239.1	35.0
Tax exempt interest and dividends received deduction	(38.9)	(22.9)	(48.8)	(7.7)	(24.7)	(3.6)
Income tax credits	(12.7)	(7.5)	(11.5)	(1.8)	(8.0)	(1.2)
Other, net	1.0	0.5	1.4	0.1	0.9	0.1

Total (effective rate of each year)	$8.7	5.1	$161.2	25.6	$207.3	30.3

Total federal income tax paid (refunded) was $71.0 million, $(45.4) million and $74.6 million during the years ended December 31, 2002, 2001 and 2000, respectively. The 2002 amount includes $56.0 million for previously deferred intercompany gains for tax purposes that became due when NFS no longer qualified to be included in the NMIC consolidated federal income tax return, as described in note 2(i).

NATIONWIDE LIFE INSURANCE COMPANY AND SUBSIDIARIES

(a wholly owned subsidiary of Nationwide Financial Services, Inc.)

Notes to Consolidated Financial Statements, Continued

(9)	Comprehensive Income

Comprehensive income includes net income as well as certain items that are reported directly within a separate component of shareholder’s equity that bypass net income. Other comprehensive income is comprised of net unrealized gains on securities available-for-sale and accumulated net gains (losses) on cash flow hedges. The related before and after federal income tax amounts for the years ended December 31, 2002, 2001 and 2000 were as follows:

	2002	2001	2000
	(in millions)
Unrealized gains on securities available-for-sale arising during the period:
Gross	$527.5	$164.0	$264.5
Adjustment to deferred policy acquisition costs	(205.7)	(71.7)	(74.0)
Adjustment to future policy benefits and claims	(133.2)	—	—
Related federal income tax expense	(66.0)	(32.3)	(66.7)

Net unrealized gains	122.6	60.0	123.8

Reclassification adjustment for net losses on securities available-for-sale realized during the period:
Gross	86.2	58.7	13.5
Related federal income tax benefit	(30.2)	(20.5)	(4.7)

Net reclassification adjustment	56.0	38.2	8.8

Other comprehensive income on securities available-for-sale	178.6	98.2	132.6

Accumulated net gain (loss) on cash flow hedges:
Gross	16.9	(13.5)	—
Related federal income tax (expense) benefit	(5.9)	4.7	—

Other comprehensive income (loss) on cash flow hedges	11.0	(8.8)	—

Accumulated net loss on transition adjustments:
Transition adjustment – SFAS 133	—	(5.6)	—
Transition adjustment – EITF 99-20	—	3.5	—
Related federal income tax benefit	—	0.7	—

Other comprehensive loss on transition adjustments	—	(1.4)	—

Total other comprehensive income	$189.6	$88.0	$132.6

Reclassification adjustments for net realized gains and losses on the ineffective portion of cash flow hedges were immaterial during 2002 and 2001 and, therefore, are not reflected in the table above.

(10)	Fair Value of Financial Instruments

The following disclosures summarize the carrying amount and estimated fair value of the Company’s financial instruments. Certain assets and liabilities are specifically excluded from the disclosure requirements of financial instruments. Accordingly, the aggregate fair value amounts presented do not represent the underlying value of the Company.

NATIONWIDE LIFE INSURANCE COMPANY AND SUBSIDIARIES

(a wholly owned subsidiary of Nationwide Financial Services, Inc.)

Notes to Consolidated Financial Statements, Continued

The fair value of a financial instrument is defined as the amount at which the financial instrument could be exchanged in a current transaction between willing parties. In cases where quoted market prices are not available, fair value is to be based on estimates using present value or other valuation techniques. Many of the Company’s assets and liabilities subject to the disclosure requirements are not actively traded, requiring fair values to be estimated by management using present value or other valuation techniques. These techniques are significantly affected by the assumptions used, including the discount rate and estimates of future cash flows. Although fair value estimates are calculated using assumptions that management believes are appropriate, changes in assumptions could cause these estimates to vary materially. In that regard, the derived fair value estimates cannot be substantiated by comparison to independent markets and, in many cases, could not be realized in the immediate settlement of the instruments.

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

Mortgage loans on real estate, net: The fair value for mortgage loans on real estate is estimated using discounted cash flow analyses using interest rates currently being offered for similar loans to borrowers with similar credit ratings. Loans with similar characteristics are aggregated for purposes of the calculations. Estimated value is based on the present value of expected future cash flows discounted at the loan’s effective interest rate, or the fair value of the collateral, if the loan is collateral dependent.

Policy loans, short-term investments and cash: The carrying amounts reported in the consolidated balance sheets for these instruments approximate their fair value.

Separate account assets and liabilities: The fair value of assets held in separate accounts is based on quoted market prices. The fair value of liabilities related to separate accounts is the amount payable on demand, which is net of certain surrender charges.

Investment contracts: The fair value for the Company’s liabilities under investment type contracts is based on one of two methods. For investment contracts without defined maturities, fair value is the amount payable on demand. For investment contracts with known or determined maturities, fair value is estimated using discounted cash flow analysis. Interest rates used in this analysis are similar to currently offered contracts with maturities consistent with those remaining for the contracts being valued.

Policy reserves on life insurance contracts: Included are disclosures for individual and corporate-owned life insurance, universal life insurance and supplementary contracts with life contingencies for which the estimated fair value is the amount payable on demand. Also included are disclosures for the Company’s limited payment policies, for which the Company has used discounted cash flow analyses similar to those used for investment contracts with known maturities to estimate fair value.

NATIONWIDE LIFE INSURANCE COMPANY AND SUBSIDIARIES

(a wholly owned subsidiary of Nationwide Financial Services, Inc.)

Notes to Consolidated Financial Statements, Continued

Short-term debt and collateral received – securities lending and derivatives: The carrying amounts reported in the consolidated balance sheets for these instruments approximates their fair value.

Long-term debt, payable to NFS: The fair value for long-term debt is based on estimated market prices.

Commitments to extend credit: Commitments to extend credit have nominal fair value because of the short-term nature of such commitments. See note 11.

Interest rate and cross currency interest rate swaps: The fair value for interest rate and cross currency interest rate swaps are calculated with pricing models using current rate assumptions.

Futures contracts: The fair value for futures contracts is based on quoted market prices.

Carrying amount and estimated fair value of financial instruments subject to disclosure requirements and policy reserves on life insurance contracts were as follows as of December 31:

	2002		2001
	Carrying amount	Estimated fair value	Carrying amount	Estimated fair value
	(in millions)
Assets:
Investments:
Securities available-for-sale:
Fixed maturity securities	$24,169.0	$24,169.0	$18,370.8	$18,370.8
Equity securities	84.3	84.3	94.0	94.0
Mortgage loans on real estate, net	7,923.2	8,536.4	7,113.1	7,293.3
Policy loans	629.2	629.2	591.1	591.1
Short-term investments	1,210.3	1,210.3	1,011.3	1,011.3
Cash	0.9	0.9	22.6	22.6
Assets held in separate accounts	47,208.2	47,208.2	59,513.0	59,513.0

Liabilities:
Investment contracts	(25,276.3)	(23,634.1)	(19,549.5)	(18,421.0)
Policy reserves on life insurance contracts	(6,403.5)	(6,479.6)	(5,666.5)	(5,524.4)
Collateral received – securities lending and derivatives	(1,363.6)	(1,363.6)	(809.6)	(809.6)
Short-term debt	—	—	(100.0)	(100.0)
Long-term debt, payable to NFS	(600.0)	(600.0)	(300.0)	(300.0)
Liabilities related to separate accounts	(47,208.2)	(45,524.6)	(59,513.0)	(58,387.3)

Derivative financial instruments:
Interest rate swaps hedging assets	(141.2)	(141.2)	(5.6)	(5.6)
Cross currency interest rate swaps	325.1	325.1	(66.0)	(66.0)
Futures contracts	(45.7)	(45.7)	(33.0)	(33.0)

NATIONWIDE LIFE INSURANCE COMPANY AND SUBSIDIARIES

(a wholly owned subsidiary of Nationwide Financial Services, Inc.)

Notes to Consolidated Financial Statements, Continued

(11)	Risk Disclosures

The following is a description of the most significant risks facing the Company and how it mitigates those risks:

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

Interest Rate Risk: The risk that interest rates will change and cause a decrease in the value of an insurer’s investments. This change in rates may cause certain interest-sensitive products to become uncompetitive or may cause disintermediation. The Company mitigates this risk by charging fees for non-conformance with certain policy provisions, by offering products that transfer this risk to the purchaser and/or by attempting to match the maturity schedule of its assets with the expected payouts of its liabilities. To the extent that liabilities come due more quickly than assets mature, an insurer could potentially have to borrow funds or sell assets prior to maturity and potentially recognize a gain or loss.

Legal/Regulatory Risk: The risk that changes in the legal or regulatory environment in which an insurer operates will result in increased competition, reduced demand for a company’s products, or create additional expenses not anticipated by the insurer in pricing its products. The Company mitigates this risk by offering a wide range of products and by operating throughout the U. S., thus reducing its exposure to any single product or jurisdiction and also by employing underwriting practices which identify and minimize the adverse impact of this risk.

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

Commitments to fund fixed rate mortgage loans on real estate are agreements to lend to a borrower and are subject to conditions established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a deposit. Commitments extended by the Company are based on management’s case-by-case credit evaluation of the borrower and the borrower’s loan collateral. The underlying mortgaged property represents the collateral if the commitment is funded. The Company’s policy for new mortgage loans on real estate is to generally lend no more than 80% of collateral value. Should the commitment be funded, the Company’s exposure to credit loss in the event of nonperformance by the borrower is represented by the contractual amounts of these commitments less the net realizable value of the collateral. The contractual amounts also represent the cash requirements for all unfunded commitments. Commitments on mortgage loans on real estate of $252.5 million extending into 2003 were outstanding as of December 31, 2002. The Company also had $77.3 million of commitments to purchase fixed maturity securities outstanding as of December 31, 2002.

Notional amounts of derivative financial instruments, primarily interest rate swaps, interest rate futures contracts and foreign currency swaps, significantly exceed the credit risk associated with these instruments and represent contractual balances on which calculations of amounts to be exchanged are based. Credit exposure is limited to the sum of the aggregate fair value of positions that have become favorable to the Company, including accrued interest receivable due from counterparties. Potential credit losses are minimized through careful evaluation of counterparty credit standing, selection of counterparties from a limited group of high quality institutions, collateral agreements and other contract provisions. As of December 31, 2002, the Company’s credit risk from these derivative financial instruments was $73.3 million, net of $387.1 million of cash collateral and $25.9 million in securities pledged as collateral.

NATIONWIDE LIFE INSURANCE COMPANY AND SUBSIDIARIES

(a wholly owned subsidiary of Nationwide Financial Services, Inc.)

Notes to Consolidated Financial Statements, Continued

Equity Market Risk: Asset fees calculated as a percentage of the separate account assets are a significant source of revenue to the Company. As of December 31, 2002, 76% of separate account assets were invested in equity mutual funds. Gains and losses in the equity markets will result in corresponding increases and decreases in the Company’s separate account assets and the reported asset fee revenue. In addition, a decrease in separate account assets may decrease the Company’s expectations of future profit margins due to a decrease in asset fee revenue and/or an increase in guaranteed minimum death benefit (GMDB) claims, which may require the Company to accelerate the amortization of DAC.

The Company’s individual variable annuity contracts offer GMDB features. The GMDB generally provides a benefit if the annuitant dies and the policyholder contract value is less than a specified amount, which may be based on the premiums paid less amounts withdrawn or policyholder contract value on a specified anniversary date. A decline in the stock market causing the policyholder contract value to fall below this specified amount, which varies from contract to contract based on the date the contract was entered into as well as the GMDB feature elected, will increase the net amount at risk, which is the GMDB in excess of the policyholder contract value, which could result in additional GMDB claims. As of December 31, 2002, the net amount at risk, defined as the excess of the death benefit over the account value, was $6.55 billion before reinsurance and $2.96 billion net of reinsurance. As of December 31, 2002, the Company’s reserve for GMDB claims was $13.7 million

Significant Concentrations of Credit Risk: The Company grants mainly commercial mortgage loans on real estate to customers throughout the U. S. As of December 31, 2002, the Company has a diversified portfolio with no more than 22% in any geographic area and no more than 1% with any one borrower. As of December 31, 2002, 33% of the carrying value of the Company’s commercial mortgage loan portfolio financed retail properties.

Significant Business Concentrations: As of December 31, 2002, the Company did not have a material concentration of financial instruments in a single investee, industry or geographic location. Also, the Company did not have a concentration of business transactions with a particular customer, lender or distribution source, a market or geographic area in which business is conducted that makes it vulnerable to an event which could cause a severe impact to the Company’s financial position.

Guarantee Risk: In connection with the selling of securitized interests in Low Income Housing Tax Credit Funds (Tax Credit Funds), see note 17, the Company guarantees a specified minimum return to the investor. The guaranteed return varies by transaction and follows general market trends. The Company’s risk related to securitized interests in Tax Credit Funds is that the tax benefits provided to the investor are not sufficient to provide the guaranteed cumulative after-tax yields. The Company mitigates these risks by having qualified individuals with extensive industry experience perform due diligence on each of the underlying properties to ensure they will be capable of delivering the amount of credits anticipated and by requiring cash reserves to be held at various levels within these structures to provide for possible shortfalls in the amount of credits generated.

Reinsurance: The Company has entered into reinsurance contracts to cede a portion of its general account individual annuity business. Total recoveries due from these contracts were $362.3 million as of December 31, 2002. The contracts are immaterial to the Company’s results of operations. The ceding of risk does not discharge the original insurer from its primary obligation to the policyholder. Under the terms of the contracts, trusts have been established as collateral for the recoveries. The trust assets are invested in investment grade securities, the fair value of which must at all times be greater than or equal to 100% or 102% of the reinsured reserves, as outlined in the underlying contract.

Collateral – Derivatives: The Company enters into agreements with various counterparties to execute over-the-counter derivative transactions. The Company’s policy is to include a Credit Support Annex with each agreement to protect the Company for any exposure above the approved credit threshold. This also protects the counterparty against exposure to the Company. The Company generally posts securities as collateral and receives cash as collateral from counterparties. The Company maintains ownership of the securities at all times and is entitled to receive from the borrower any payments for interest or dividends received during the loan term.

NATIONWIDE LIFE INSURANCE COMPANY AND SUBSIDIARIES

(a wholly owned subsidiary of Nationwide Financial Services, Inc.)

Notes to Consolidated Financial Statements, Continued

Collateral – Securities Lending: The Company, through its agent, lends certain portfolio holdings and in turn receives cash collateral. The cash collateral is invested in high-quality short-term investments. The Company’s policy requires a minimum of 102% of the fair value of the securities loaned be maintained as collateral. Net returns on the investments, after payment of a rebate to the borrower, are shared between the Company and its agent. Both the borrower and the Company can request or return the loaned securities at any time. The Company maintains ownership of the securities at all times and is entitled to receive from the borrower any payments for interest or dividends received during the loan term.

(12)	Pension Plan, Postretirement Benefits Other than Pensions and Retirement Savings Plan

The Company is a participant, together with other affiliated companies except for Nationwide Provident, in pension plans covering all employees who have completed at least one year of service and who have met certain age requirements. Plan contributions are invested in a group annuity contract of NLIC. Benefits are based upon the highest average annual salary of a specified number of consecutive years of the last ten years of service. The Company funds pension costs accrued for direct employees plus an allocation of pension costs accrued for employees of affiliates whose work efforts benefit the Company.

Pension costs charged to operations by the Company during the years ended December 31, 2002, 2001 and 2000 were $10.0 million, $5.0 million and $1.9 million, respectively. The Company has recorded a pension liability of $0.5 million as of December 31, 2002 compared to a prepaid pension asset of $9.4 million as of December 31, 2001.

In addition to the defined benefit pension plan, the Company, together with certain other affiliated companies, participates in life and health care defined benefit plans for qualifying retirees. Postretirement life and health care benefits are contributory and generally available to full time employees who have attained age 55 and have accumulated 15 years of service with the Company after reaching age 40. Postretirement health care benefit contributions are adjusted annually and contain cost-sharing features such as deductibles and coinsurance. In addition, there are caps on the Company’s portion of the per-participant cost of the postretirement health care benefits. These caps can increase annually, but not more than three percent. The Company’s policy is to fund the cost of health care benefits in amounts determined at the discretion of management. Plan assets are invested primarily in group annuity contracts of NLIC.

The Company elected to immediately recognize its estimated accumulated postretirement benefit obligation (APBO), however, certain affiliated companies elected to amortize their initial transition obligation over periods ranging from 10 to 20 years.

The Company’s accrued postretirement benefit expense as of December 31, 2002 and 2001 was $51.9 million and $53.8 million, respectively, and the net periodic postretirement benefit cost (NPPBC) for 2002, 2001 and 2000 was $3.5 million, $2.9 million and $3.8 million, respectively.

NATIONWIDE LIFE INSURANCE COMPANY AND SUBSIDIARIES

(a wholly owned subsidiary of Nationwide Financial Services, Inc.)

Notes to Consolidated Financial Statements, Continued

Information regarding the funded status of the pension plan as a whole and the postretirement life and health care benefit plan as a whole as of December 31, 2002 and 2001 follows:

	Pension Benefits		Postretirement Benefits
	2002	2001	2002	2001
	(in millions)
Change in benefit obligation:
Benefit obligation at beginning of year	$2,132.2	$1,981.7	$314.0	$276.4
Service cost	103.3	89.3	13.2	12.6
Interest cost	135.6	129.1	22.5	21.4
Participant contributions	—	—	4.0	3.3
Plan amendment	(11.5)	27.7	(117.7)	0.2
Actuarial (gain) loss	(13.1)	(5.8)	54.0	20.2
Benefits paid	(97.6)	(89.8)	(20.3)	(20.1)
Impact of settlement/curtailment	(12.7)	—	—	—

Benefit obligation at end of year	2,236.2	2,132.2	269.7	314.0

Change in plan assets:
Fair value of plan assets at beginning of year	2,200.7	2,337.1	119.7	119.4
Actual return on plan assets	(142.4)	(46.6)	(12.7)	(0.2)
Employer contribution	4.3	—	16.2	17.3
Participant contributions	—	—	4.0	3.3
Benefits paid	(97.6)	(89.8)	(20.3)	(20.1)

Fair value of plan assets at end of year	1,965.0	2,200.7	106.9	119.7

Funded status	(271.2)	68.5	(162.8)	(194.3)
Unrecognized prior service cost	33.6	49.5	(116.9)	0.2
Unrecognized net losses (gains)	225.9	(79.3)	71.9	(4.0)
Unrecognized net (asset) obligation at transition	(3.8)	(5.1)	0.1	0.8

Prepaid (accrued) benefit cost, net	$(15.5)	$33.6	$(207.7)	$(197.3)

Two significant plan changes were enacted to the postretirement benefit plans as of December 31, 2002. The postretirement medical plan was revised to reflect the current expectation that there will be no further increases in the benefit cap after 2006. Prior to 2007, it is assumed that benefit caps will increase 3% per year. The postretirement death benefit plan was revised to reflect that all employer subsidies will be phased out beginning in 2007. The 2007 subsidy is assumed to be 2/3 of the current subsidy and the 2008 subsidy is assumed to be 1/3 of the current amount. There is no employer subsidized benefit assumed after 2008.

Effective January 1, 2002, the Economic Growth and Tax Relief Reconciliation Act of 2001 (EGTRRA) raised IRS limits for benefits and salaries considered in qualified pension plans. The projected benefit obligation decreased by $11.5 million from December 31, 2001 due to the anticipation of the EGTRRA sunset provisions not recognized in the December 31, 2001 calculations.

Pension costs in 2002 and December 31, 2002 pension liabilities include curtailment charges and gains calculated for the disposal of a segment of participants. Settlement credits of $10.0 million were directly assigned to NMIC and no costs were assigned to the Company.

NATIONWIDE LIFE INSURANCE COMPANY AND SUBSIDIARIES

(a wholly owned subsidiary of Nationwide Financial Services, Inc.)

Notes to Consolidated Financial Statements, Continued

Assumptions used in calculating the funded status of the pension plan and postretirement life and health care benefit plan were as follows:

	Pension Benefits		Postretirement Benefits
	2002	2001	2002		2001
Weighted average discount rate	6.00%	6.50%	6.60%		7.25%
Rate of increase in future compensation levels	4.50%	4.75%	—		—
Assumed health care cost trend rate:
Initial rate	—	—	11.30	%(1)	11.00%
Ultimate rate	—	—	5.70	%(1)	5.50%
Declining period	—	—	11 Years		4 Years

(1) The 2002 initial rate is 12.3% for participants over age 65, with an ultimate rate of 6.39%.

The components of net periodic pension cost for the pension plan as a whole for the years ended December 31, 2002, 2001 and 2000 were as follows:

	2002	2001	2000
	(in millions)
Service cost (benefits earned during the period)	$103.3	$89.3	$81.4
Interest cost on projected benefit obligation	135.6	129.1	125.3
Expected return on plan assets	(178.6)	(183.8)	(184.5)
Recognized gains	—	(7.8)	(11.8)
Amortization of prior service cost	4.4	3.2	3.2
Amortization of unrecognized transition asset	(1.3)	(1.3)	(1.3)

Net periodic pension cost	$63.4	$28.7	$12.3

A curtailment gain of $19.8 million was recognized in 2000 as the result of a former affiliate of NMIC ending its participation in the pension plan.

Assumptions used in calculating the net periodic pension cost for the pension plan were as follows:

	2002	2001	2000
Weighted average discount rate	6.50%	6.75%	7.00%
Rate of increase in future compensation levels	4.75%	5.00%	5.25%
Expected long-term rate of return on plan assets	8.25%	8.00%	8.25%

The plan’s investment strategy was modified based on the recommendations of a pension optimization study. This change in investment strategy is expected to increase long-term real rates of return 0.50% while maintaining the same aggregate risk level. For this reason, the expected long-term rate of return was increased to 8.25% in 2002 from 8.00% in 2001.

The components of NPPBC for the postretirement benefit plan as a whole for the years ended December 31, 2002, 2001 and 2000 were as follows:

	2002	2001	2000
	(in millions)
Service cost (benefits attributed to employee service during the year)	$13.2	$12.6	$12.2
Interest cost on accumulated postretirement benefit obligation	22.4	21.4	18.7
Expected return on plan assets	(9.2)	(9.6)	(7.9)
Amortization of unrecognized transition obligation of affiliates	0.6	0.6	0.6
Net amortization and deferral	(0.4)	(0.4)	(1.3)

NPPBC	$26.6	$24.6	$22.3

NATIONWIDE LIFE INSURANCE COMPANY AND SUBSIDIARIES

(a wholly owned subsidiary of Nationwide Financial Services, Inc.)

Notes to Consolidated Financial Statements, Continued

Actuarial assumptions used for the measurement of the NPPBC for the postretirement benefit plan for 2002, 2001 and 2000 were as follows:

	2002	2001	2000
Discount rate	7.25%	7.50%	7.80%
Long-term rate of return on plan assets	7.75%	8.00%	8.30%
Assumed health care cost trend rate:
Initial rate	11.30%	11.00%	13.00%
Ultimate rate	5.70%	5.50%	5.50%
Declining period	11 Years	4 Years	5 Years

Because current plan costs are very close to the employer dollar caps, the health care cost trend has an immaterial effect on plan obligations for the postretirement benefit plan as a whole. For this reason, the effect of a one percentage point increase or decrease in the assumed health care cost trend rate on the APBO as of December 31, 2002 and on the NPPBC for the year ended December 31, 2002 was not calculated.

The Company, together with other affiliated companies, sponsors a defined contribution retirement savings plan covering substantially all employees of the Company. Employees may make salary deferral contributions of up to 22%. Salary deferrals of up to 6% are subject to a 50% Company match. The Company’s expense for contributions to this plan totaled $5.7 million, $5.6 million and $4.4 million for 2002, 2001 and 2000, respectively, including amounts related to discontinued operations that are immaterial.

(13)	Shareholder’s Equity, Regulatory Risk-Based Capital, Retained Earnings and Dividend Restrictions

The State of Ohio, where NLIC and NLAIC are domiciled, imposes minimum risk-based capital requirements that were developed by the NAIC. The formulas for determining the amount of risk-based capital specify various weighting factors that are applied to financial balances or various levels of activity based on the perceived degree of risk. Regulatory compliance is determined by a ratio of total adjusted capital, as defined by the NAIC, to authorized control level risk-based capital, as defined by the NAIC. Companies below specific trigger points or ratios are classified within certain levels, each of which requires specified corrective action. NLIC and NLAIC each exceed the minimum risk-based capital requirements for all periods presented herein.

The statutory capital and surplus of NLIC as of December 31, 2002 and 2001 was $1.61 billion and $1.76 billion, respectively. The statutory net income of NLIC for the years ended December 31, 2002, 2001 and 2000 was $92.5 million, $83.1 million and $158.7 million, respectively.

The NAIC completed a project to codify statutory accounting principles (Codification), which became effective January 1, 2001 for NLIC and NLAIC. The resulting change to NLIC’s January 1, 2001 surplus was an increase of approximately $80.0 million. The significant change for NLIC, as a result of Codification, was the recording of deferred taxes, which were not recorded prior to the adoption of Codification.

The Company is limited in the amount of shareholder dividends it may pay without prior approval by the Department. As of December 31, 2002 no dividends could be paid by NLIC without prior approval.

In addition, the payment of dividends by NLIC may also be subject to restrictions set forth in the insurance laws of the State of New York that limit the amount of statutory profits on NLIC’s participating policies (measured before dividends to policyholders) that can inure to the benefit of the Company and its shareholders.

The Company currently does not expect such regulatory requirements to impair its ability to pay operating expenses, interest and shareholder dividends in the future.

NATIONWIDE LIFE INSURANCE COMPANY AND SUBSIDIARIES

(a wholly owned subsidiary of Nationwide Financial Services, Inc.)

Notes to Consolidated Financial Statements, Continued

(14)	Related Party Transactions

During 2001, the Company entered into a transaction with NMIC, whereby it sold 78% of its interest in a limited partnership (representing 49% of the limited partnership) to NMIC for $158.9 million. As a result of this sale, the Company recorded a realized gain of $44.4 million, and related tax expense of $15.5 million. During 2002, the Company entered into transactions with NMIC and Nationwide Indemnity Company (NIC), whereby it sold 100% of its remaining interest in the limited partnership (representing 15.11% of the limited partnership) to NMIC and NIC for a total of $54.5 million. As a result of this sale, the Company recorded a realized gain of $23.2 million and related tax expense of $8.1 million. The sales prices for each transaction, which were paid in cash, represented the fair value of the portions of limited partnership interests that were sold and were based on valuations of the limited partnership and its underlying investments as of the effective dates of the transactions. The valuations were completed by qualified management of the limited partnership and utilized a combination of internal and independent valuations of the underlying investments of the limited partnership. Additionally, senior financial officers and the Boards of Directors of the Company and NMIC separately reviewed, through their respective Finance Committees, and approved the process and methodology of the valuations prior to the execution of these transactions. The Company no longer holds an economic or voting interest in the limited partnership.

NLIC has issued group annuity and life insurance contracts and performs administrative services for various employee benefit plans sponsored by NMIC or its affiliates. Total account values of these contracts were $4.50 billion and $4.68 billion as of December 31, 2002 and 2001, respectively. Total revenues from these contracts were $143.3 million, $150.7 million and $156.8 million for the years ended December 31, 2002, 2001 and 2000, respectively, and include policy charges, net investment income from investments backing the contracts and administrative fees. Total interest credited to the account balances were $114.8 million, $122.5 million and $135.8 million for the years ended December 31, 2002, 2001 and 2000, respectively. The terms of these contracts are consistent in all material respects with what the Company offers to unaffiliated parties who are similarly situated.

As discussed in more detail in note 2(i), through September 30, 2002, the Company filed a consolidated federal income tax return with NMIC and beginning October 1, 2002, will file a consolidated federal income tax return with NLICA. Total payments to (from) NMIC were $71.0 million, $(45.4) million and $74.6 million for the years ended December 31, 2002, 2001 and 2000, respectively.

NLIC has a reinsurance agreement with NMIC whereby all of NLIC’s accident and health business not ceded to unaffiliated reinsurers is ceded to NMIC on a modified coinsurance basis. Either party may terminate the agreement on January 1 of any year with prior notice. Under a modified coinsurance agreement, the ceding company retains invested assets and investment earnings are paid to the reinsurer. Under the terms of NLIC’s agreements, the investment risk associated with changes in interest rates is borne by the reinsurer. Risk of asset default is retained by NLIC, although a fee is paid to NLIC for the retention of such risk. The ceding of risk does not discharge the original insurer from its primary obligation to the policyholder. The Company believes that the terms of the modified coinsurance agreements are consistent in all material respects with what the Company could have obtained with unaffiliated parties. Revenues ceded to NMIC for the years ended December 31, 2002, 2001 and 2000 were $325.0 million, $200.7 million and $170.1 million, respectively, while benefits, claims and expenses ceded were $328.4 million, $210.1 million and $171.0 million, respectively.

NATIONWIDE LIFE INSURANCE COMPANY AND SUBSIDIARIES

(a wholly owned subsidiary of Nationwide Financial Services, Inc.)

Notes to Consolidated Financial Statements, Continued

Pursuant to a cost sharing agreement among NMIC and certain of its direct and indirect subsidiaries, including the Company, NMIC provides certain operational and administrative services, such as investment management, advertising, personnel and general management services, to those subsidiaries. Expenses covered by such agreement are subject to allocation among NMIC and such subsidiaries. Measures used to allocate expenses among companies include individual employee estimates of time spent, special cost studies, salary expense, commission expense and other methods agreed to by the participating companies that are within industry guidelines and practices. In addition, Nationwide Services Company, LLC, a subsidiary of NMIC, provides computer, telephone, mail, employee benefits administration, and other services to NMIC and certain of its direct and indirect subsidiaries, including the Company, based on specified rates for units of service consumed. For the years ended December 31, 2002, 2001 and 2000, the Company made payments to NMIC and Nationwide Services Company, LLC, totaling $135.6 million, $139.8 million and $150.3 million, respectively. The Company does not believe that expenses recognized under these agreements are materially different than expenses that would have been recognized had the Company operated on a stand-alone basis.

Under a marketing agreement with NMIC, NLIC makes payments to cover a portion of the agent marketing allowance that is paid to Nationwide agents. These costs cover product development and promotion, sales literature, rent and similar items. Payments under this agreement totaled $24.9 million, $26.4 million and $31.4 million for the years ended December 31, 2002, 2001 and 2000, respectively.

The Company leases office space from NMIC and certain of its subsidiaries. For the years ended December 31, 2002, 2001 and 2000, the Company made lease payments to NMIC and its subsidiaries of $20.2 million, $18.7 million and $14.1 million, respectively.

The Company also participates in intercompany repurchase agreements with affiliates whereby the seller will transfer securities to the buyer at a stated value. Upon demand or after a stated period, the seller will repurchase the securities at the original sales price plus interest. As of December 31, 2002 and 2001, the Company had no borrowings from affiliated entities under such agreements. During 2002 and 2001, the most the Company had outstanding at any given time was $224.9 million and $368.5 million, respectively, and the Company incurred interest expense on intercompany repurchase agreements of $0.3 million and $0.2 million for 2002 and 2001, respectively. Transactions under the agreements during 2000 were not material. The Company believes that the terms of the repurchase agreements are materially consistent with what the Company could have obtained with unaffiliated parties.

The Company and various affiliates entered into agreements with Nationwide Cash Management Company (NCMC), an affiliate, under which NCMC acts as a common agent in handling the purchase and sale of short-term securities for the respective accounts of the participants. Amounts on deposit with NCMC for the benefit of the Company were $87.0 million and $54.8 million as of December 31, 2002 and 2001, respectively, and are included in short-term investments on the accompanying consolidated balance sheets. For the years ending December 31, 2002, 2001 and 2000, the Company paid NCMC fees and expenses totaling $0.3 million, $0.4 million and $0.3 million, respectively.

Certain annuity products are sold through affiliated companies, which are also subsidiaries of NFS. Total commissions and fees paid to these affiliates for the three years ended December 31, 2002 were $50.3 million, $52.9 million and $65.0 million, respectively.

Funds of Gartmore Global Investments, Inc. (GGI), an affiliate, are offered as investment options in certain of the Company’s products. As of December 31, 2002, total GGI funds in the Company’s products were $12.21 billion. For the year ended December 31, 2002, GGI paid the Company $38.8 million for the distribution and servicing of these funds.

During 2002, NLIC paid a dividend of $35.0 million and dividends in the form of return of capital of $475.0 million to NFS.

NATIONWIDE LIFE INSURANCE COMPANY AND SUBSIDIARIES

(a wholly owned subsidiary of Nationwide Financial Services, Inc.)

Notes to Consolidated Financial Statements, Continued

In addition, in June 2002, NLIC paid a dividend to NFS in the form of all of the shares of common stock of NSI, a wholly owned broker/dealer subsidiary. Therefore, the results of the operations of NSI have been reflected as discontinued operations for all periods presented. This was a transaction between related parties and therefore was recorded at carrying value, $10.0 million, of the underlying components of the transaction rather than fair value. Such amount represents a non-cash transaction that is not reflected in the Consolidated Statement of Cash Flows.

In December 2001, NLIC sold NFS a 7.50%, $300.0 million surplus note maturing on December 17, 2031. In June 2002, NLIC sold NFS an 8.15%, $300.0 million surplus note maturing June 27, 2032. The Company made interest payments on surplus notes to NFS totaling $30.1 million in 2002 and none in 2001. In addition, the Company made interest payments on unsecured notes to NFS totaling $0.5 million in 2002.

(15)	Bank Lines of Credit

The Company has available as a source of funds a $1 billion revolving credit facility entered into by NFS, NLIC and NMIC. The facility is comprised of a five-year $700 million agreement and a 364 day $300 million agreement with a group of financial institutions. The facility provides for several and not joint liability with respect to any amount drawn by any party. The facility contains covenants, including, but not limited to, requirements that the Company maintain consolidated tangible net worth, as defined, in excess of $1.69 billion and NLIC maintain statutory surplus in excess of $935 million. The Company had no amounts outstanding under this agreement as of December 31, 2002. NLIC is currently required to maintain an available credit facility equal to 50% of any amounts outstanding under its $500 million commercial paper program. Therefore, availability under the aggregate $1 billion credit facility is reduced by an amount equal to 50% of any commercial paper outstanding. NLIC did not have any commercial paper outstanding as of December 31, 2002.

(16)	Contingencies

On October 29, 1998, the Company was named in a lawsuit filed in Ohio state court related to the sale of deferred annuity products for use as investments in tax-deferred contributory retirement plans (Mercedes Castillo v. Nationwide Financial Services, Inc., Nationwide Life Insurance Company and Nationwide Life and Annuity Insurance Company). On May 3, 1999, the complaint was amended to, among other things, add Marcus Shore as a second plaintiff. The amended complaint seeks to bring a class action on behalf of all persons who purchased individual deferred annuity contracts or participated in group annuity contracts sold by the Company and the other named Company affiliates, which plaintiff contends were used to fund certain tax-deferred retirement plans. The amended complaint seeks unspecified compensatory and punitive damages. On June 11, 1999, the Company and the other named defendants filed a motion to dismiss the amended complaint. On March 8, 2000, the court denied the motion to dismiss the amended complaint filed by the Company and the other named defendants. On January 25, 2002, the plaintiffs filed a motion for leave to amend their complaint to add three new named plaintiffs. On February 9, 2002, the plaintiffs filed a motion for class certification. On April 16, 2002, the Company and the other named defendants filed a motion for summary judgment on the individual claims of plaintiff Mercedes Castillo. On May 28, 2002, the Court denied plaintiffs’ motion to add new persons as named plaintiffs, but granted Marcus Shore’s request to withdraw as named plaintiff, so the action is now proceeding with Mercedes Castillo as the only named plaintiff. On November 4, 2002, the Court issued a decision granting the Company’s and the other defendants’ motion for summary judgment on all of plaintiff Mercedes Castillo’s individual claims, and ruling that plaintiff’s motion for class certification is moot. Judgment for the Company was entered on November 15, 2002. On December 16, 2002, plaintiff Mercedes Castillo filed a notice of appeal from the court’s orders (a) granting the defendants’ motion for summary judgment; and (b) denying plaintiff’s motion for leave to amend the complaint to add three new named plaintiffs. The Company’s responsive brief is due by April 23, 2003 and plaintiff’s reply brief is due by May 12, 2003. The Company intends to defend this lawsuit vigorously.

NATIONWIDE LIFE INSURANCE COMPANY AND SUBSIDIARIES

(a wholly owned subsidiary of Nationwide Financial Services, Inc.)

Notes to Consolidated Financial Statements, Continued

On August 15, 2001, the Company was named in a lawsuit filed in Connecticut federal court titled Lou Haddock, as trustee of the Flyte Tool & Die, Incorporated Deferred Compensation Plan, et al v. Nationwide Financial Services, Inc. and Nationwide Life Insurance Company. On September 6, 2001, the plaintiffs amended their complaint to include class action allegations. Plaintiffs seek to represent a class of retirement plans that purchased variable annuities from NLIC to fund qualified ERISA retirement plans. The amended complaint alleges that the retirement plans purchased variable annuity contracts from the Company that allowed plan participants to invest in funds that were offered by separate mutual fund companies; that the Company was a fiduciary under ERISA; that the Company breached its fiduciary duty when it accepted certain fees from the mutual fund companies that purportedly were never disclosed by the Company; and that the Company violated ERISA by replacing many of the funds originally included in the plaintiff’s annuities with “inferior” funds because the new funds purportedly paid higher fees to the Company. The amended complaint seeks disgorgement of the fees allegedly received by the Company and other unspecified compensatory damages, declaratory and injunctive relief and attorney’s fees. On December 3, 2001, the plaintiffs filed a motion for class certification. The Company is opposing that motion. The Company’s Motion to Dismiss was denied on September 11, 2002. On January 14, 2003, plaintiffs filed a motion to file a second amended complaint and the motion was granted on February 21, 2003. The second amended complaint removes the claims asserted against the Company concerning a violation of ERISA through the replacement of many of the funds originally included in the plaintiffs’ annuities with “inferior” funds that purportedly paid higher fees to the Company. The Company intends to defend this lawsuit vigorously.

There can be no assurance that any such litigation will not have a material adverse effect on the Company in the future.

(17)	Securitization Transactions

During 2002, the Company sold credit enhanced equity interests in Tax Credit Funds to unrelated third parties for $125.3 million and recognized $6.8 million of income. The Company guaranteed cumulative after-tax yield to unrelated third party investors ranging from 5.15% to 5.25%. These guarantees are in effect for approximately 15 years. The Tax Credit Funds will provide a stream of tax benefits to the investors that will generate a yield and return of capital. To the extent that the tax benefits are not sufficient to provide these cumulative after-tax yields, then the Company must fund any shortfall, which is mitigated by cash reserves established by the Company at the inception of the transactions.

The maximum amount of undiscounted future payments that the Company could be required to pay the investors under the terms of the guarantees is $368.7 million. The Company does not anticipate making any payments related to the guarantees.

At the time of the sales, $4.9 million of net sale proceeds were set aside as reserves for certain properties owned by the Tax Credit Funds that had not met all of the criteria necessary to generate tax credits. Such criteria include completion of construction and the leasing of each unit to a qualified tenant among other criteria. Properties meeting the necessary criteria are considered to have “stabilized.” The properties are evaluated regularly and upon stabilizing, the reserve is released, and during 2002, $0.5 million of stabilization reserves were released into income.

To the extent there are cash deficits in any specific property owned by the Tax Credit Funds, property reserves, property operating guarantees and reserves held by the Tax Credit Funds are exhausted before the Company is required to perform under its guarantees. To the extent the Company is ever required to perform under its guarantees, it can recover any such funding out of the cash flow distributed from the sale of any and/or all of the underlying properties of the Tax Credit Funds. This cash flow distribution would be paid to the Company prior to any cash flow distributions to unrelated third party investors.

NATIONWIDE LIFE INSURANCE COMPANY AND SUBSIDIARIES

(a wholly owned subsidiary of Nationwide Financial Services, Inc.)

Notes to Consolidated Financial Statements, Continued

(18)	Segment Information

The Company uses differences in products as the basis for defining its reportable segments. The Company reports three product segments: Individual Annuity, Institutional Products and Life Insurance. During the second quarter of 2002, the Company paid a dividend to NFS that resulted in the disposal of a portion of the business that had been reported in the Corporate segment (see note 14). As a result, this business has been reported as discontinued operations. Also, structured products transactions previously reported in the Corporate segment are now reported in the Institutional Products segment. Amounts reported for all periods have been revised to reflect these changes and to conform to the 2002 presentation.

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

The Institutional Products segment is comprised of the Company’s Private and Public Sector pension plans, medium-term note program and structured products transactions. The Private Sector includes the 401(k) business generated through fixed and variable annuities. The Public Sector includes the Internal Revenue Code Section 457 business in the form of fixed and variable annuities.

The Life Insurance segment consists of investment life products, including individual variable life and COLI products, traditional life insurance products and universal life insurance. Life insurance products provide a death benefit and generally also allow the customer to build cash value on a tax-advantaged basis.

In addition to the product segments, the Company reports a Corporate segment. The Corporate segment includes net investment income not allocated to the three product segments, unallocated expenses and interest expense on debt. In addition to these operating revenues and expenses, the Company also reports net realized gains and losses on investments not related to securitizations, hedging instruments and hedged items in the Corporate segment, but does not consider them as part of operating income.

NATIONWIDE LIFE INSURANCE COMPANY AND SUBSIDIARIES

(a wholly owned subsidiary of Nationwide Financial Services, Inc.)

Notes to Consolidated Financial Statements, Continued

The following tables summarize the financial results of the Company’s business segments for the years ended December 31, 2002, 2001 and 2000.

	Individual Annuity	Institutional Products	Life Insurance	Corporate	Total
	(in millions)
2002:
Net investment income	$668.5	$800.2	$328.6	$41.2	$1,838.5
Other operating revenue	526.2	177.9	537.7	0.7	1,242.5

Total operating revenue(1)	1,194.7	978.1	866.3	41.9	3,081.0

Interest credited to policyholder account values	505.9	548.9	186.4	—	1,241.2
Amortization of deferred policy acquisition costs	528.2	53.7	88.2	—	670.1
Interest expense on debt	—	—	—	36.0	36.0
Other benefits and expenses	283.4	172.1	420.2	4.1	879.8

Total benefits and expenses	1,317.5	774.7	694.8	40.1	2,827.1

Operating (loss) income before federal income taxes(1)	(122.8)	203.4	171.5	1.8	253.9
Net realized losses on investments, hedging instruments and hedged items	—	—	—	(84.4)	(84.4)

(Loss) income from continuing operations before federal income taxes and cumulative effect of adoption of accounting principles	$(122.8)	$203.4	$171.5	$(82.6)	$169.5

Assets as of year end	$40,830.0	$30,440.7	$9,676.3	$5,075.6	$86,022.6

(1)    Excludes net realized gains and losses on investments not related to securitizations, hedging instruments and hedged items, discontinued operations and cumulative effect of adoption of accounting principles.

NATIONWIDE LIFE INSURANCE COMPANY AND SUBSIDIARIES

(a wholly owned subsidiary of Nationwide Financial Services, Inc.)

Notes to Consolidated Financial Statements, Continued

	Individual Annuity	Institutional Products	Life Insurance	Corporate	Total
	(in millions)
2001:
Net investment income	$534.7	$847.5	$323.3	$19.2	$1,724.7
Other operating revenue	556.0	209.4	511.5	1.6	1,278.5

Total operating revenue(1)	1,090.7	1,056.9	834.8	20.8	3,003.2

Interest credited to policyholder account values	433.2	627.8	177.7	—	1,238.7
Amortization of deferred policy acquisition costs	220.0	47.6	80.3	—	347.9
Interest expense on debt	—	—	—	6.2	6.2
Other benefits and expenses	206.1	170.2	387.1	(2.1)	761.3

Total benefits and expenses	859.3	845.6	645.1	4.1	2,354.1

Operating income before federal income taxes(1)	231.4	211.3	189.7	16.7	649.1
Net realized losses on investments, hedging instruments and hedged items	—	—	—	(20.2)	(20.2)

Income (loss) from continuing operations before federal income taxes and cumulative effect of adoption of accounting principles	$231.4	$211.3	$189.7	$(3.5)	$628.9

Assets as of year end	$43,885.4	$34,130.1	$9,129.0	$4,010.1 (2)	$91,154.6

2000:
Net investment income	$482.0	$827.4	$289.2	$55.3	$1,653.9
Other operating revenue	625.9	251.6	462.1	2.9	1,342.5

Total operating revenue(1)	1,107.9	1,079.0	751.3	58.2	2,996.4

Interest credited to policyholder account values	396.4	628.8	157.2	—	1,182.4
Amortization of deferred policy acquisition costs	238.7	49.2	64.2	—	352.1
Interest expense on debt	—	—	—	1.3	1.3
Other benefits and expenses	192.1	181.0	368.8	16.2	758.1

Total benefits and expenses	827.2	859.0	590.2	17.5	2,293.9

Operating income before federal income taxes(1)	280.7	220.0	161.1	40.7	702.5
Net realized losses on investments, hedging instruments and hedged items	—	—	—	(19.4)	(19.4)

Income from continuing operations before federal income taxes and cumulative effect of adoption of accounting principles	$280.7	$220.0	$161.1	$21.3	$683.1

Assets as of year end	$45,422.5	$37,217.3	$8,103.3	$1,824.2 (3)	$92,567.3

(1)	Excludes net realized gains and losses on investments not related to securitizations, hedging instruments and hedged items, discontinued operations and cumulative effect of adoption of accounting principles.
(2)	Includes $24.8 million of assets related to discontinued operations.
(3)	Includes $22.5 million of assets related to discontinued operations.

NATIONWIDE LIFE INSURANCE COMPANY AND SUBSIDIARIES

(a wholly owned subsidiary of Nationwide Financial Services, Inc.)

Notes to Consolidated Financial Statements, Continued

The Company has no significant revenue from customers located outside of the U.S. nor does the Company have any significant long-lived assets located outside the U.S.

(19)	Variable Interest Entities

As of December 31, 2002, the Company had investments of $71.0 million in Tax Credit Funds for the purpose of generating favorable after-tax investment returns for the Company. These Tax Credit Funds and those that the Company has sold to others with a guarantee of the cumulative after-tax return, which are described in more detail in note 17, may be considered a VIE in accordance with FIN 46. See note 2(k). The Company’s maximum exposure to loss as a result of its involvement in these VIEs is $439.6 million, which is comprised of the carrying value of the Tax Credit Funds held by the Company for its own use and the maximum amount of undiscounted future payments that the Company could be required to pay the investors under the terms of the guarantees.

(20)	Subsequent Event

On February 13, 2003, NFS contributed as additional paid-in capital $200.0 million cash to NLIC for general corporate purposes.

SCHEDULE I

NATIONWIDE LIFE INSURANCE COMPANY AND SUBSIDIARIES

CONSOLIDATED SUMMARY OF INVESTMENTS—

OTHER THAN INVESTMENTS IN RELATED PARTIES

(in millions)

As of December 31, 2002

Column A	Column B	Column C	Column D
Type of Investment	Cost	Market value	Amount at which shown in the consolidated balance sheet
Fixed maturity securities available-for-sale:
Bonds:
U.S. Government and government agencies and authorities	$5,121.8	$5,332.3	$5,332.3
States, municipalities and political subdivisions	20.8	21.9	21.9
Foreign governments	39.3	42.0	42.0
Public utilities	1,544.4	1,609.2	1,609.2
All other corporate	16,408.0	17,163.6	17,163.6

Total fixed maturity securities available-for-sale	23,134.3	24,169.0	24,169.0

Equity securities available-for-sale:
Common stocks:
Industrial, miscellaneous and all other	85.1	84.3	84.3
Non-redeemable preferred stock	—	—	—

Total equity securities available-for-sale	85.1	84.3	84.3

Mortgage loans on real estate, net	7,964.1		7,923.2	(1)
Real estate, net:
Investment properties	106.7		88.3	(2)
Acquired in satisfaction of debt	28.5		28.3	(2)
Policy loans	629.2		629.2
Other long-term investments	97.2		95.0	(3)(4)
Short-term investments, including amounts managed by a related party	1,210.3		1,210.3

Total investments	$33,255.4		$34,227.6

(1)	Difference from Column B is primarily due to valuation allowances due to impairments on mortgage loans on real estate (see note 3 to the consolidated financial statements), hedges and commitment hedges on mortgage loans on real estate.
(2)	Difference from Column B primarily results from adjustments for accumulated depreciation.
(3)	Difference from Column B is primarily due to operating gains and/or losses of investments in limited partnerships.
(4)	Amount shown does not agree to the consolidated balance sheet due to unconsolidated related party investments in the amount of $42.5 million.

See accompanying independent auditors’ report.

SCHEDULE III

NATIONWIDE LIFE INSURANCE COMPANY AND SUBSIDIARIES

SUPPLEMENTARY INSURANCE INFORMATION

(in millions)

As of December 31, 2002, 2001 and 2000 and for each of the years then ended

Column A	Column B	Column C	Column D	Column E	Column F
Segment	Deferred policy acquisition costs	Future policy benefits, losses, claims and loss expenses	Unearned premiums(1)	Other policy claims and benefits payable(1)	Premium revenue
2002: Individual Annuity	$1,835.5	$12,782.8			$69.4
Institutional Products	304.8	12,783.8			—
Life Insurance	1,128.3	4,813.3			190.5
Corporate	(297.5)	374.9			—

Total	$2,971.1	$30,754.8			$259.9

2001: Individual Annuity	$1,946.8	$8,857.2			$60.9
Institutional Products	307.7	11,872.7			—
Life Insurance	1,025.2	4,252.3			190.2
Corporate	(90.7)	233.8			—

Total	$3,189.0	$25,216.0			$251.1

2000: Individual Annuity	$1,711.6	$7,008.8			$52.7
Institutional Products	293.7	10,944.0			—
Life Insurance	877.8	3,995.6			187.3
Corporate	(17.5)	235.2			—

Total	$2,865.6	$22,183.6			$240.0

Column A	Column G	Column H	Column I	Column J	Column K
Segment	Net investment income(2)	Benefits, claims, losses and settlement expenses	Amortization of deferred policy acquisition costs	Other operating expenses(2)	Premiums written
2002: Individual Annuity	$668.5	$605.3	$528.2	$183.9
Institutional Products	800.2	548.9	53.7	172.1
Life Insurance	328.6	412.9	88.2	148.4
Corporate	41.2	—	—	40.1

Total	$1,838.5	$1,567.1	$670.1	$544.5

2001: Individual Annuity	$534.7	$501.8	$220.0	$137.5
Institutional Products	847.5	627.8	47.6	170.2
Life Insurance	323.3	389.4	80.3	133.7
Corporate	19.2	—	—	(2.1)

Total	$1,724.7	$1,519.0	$347.9	$439.3

2000: Individual Annuity	$482.0	$450.4	$238.7	$138.1
Institutional Products	827.4	628.8	49.2	181.0
Life Insurance	289.2	344.8	64.2	136.7
Corporate	55.3	—	—	16.2

Total	$1,653.9	$1,424.0	$352.1	$472.0

(1)	Unearned premiums and other policy claims and benefits payable are included in Column C amounts.
(2)	Allocations of net investment income and certain operating expenses are based on a number of assumptions and estimates, and reported operating results would change by segment if different methods were applied.

See accompanying independent auditors’ report.

SCHEDULE IV

NATIONWIDE LIFE INSURANCE COMPANY AND SUBSIDIARIES

REINSURANCE

(in millions)

As of December 31, 2002, 2001 and 2000 and for each of the years then ended

Column A	Column B	Column C	Column D	Column E	Column F
	Gross amount	Ceded to other companies	Assumed from other companies	Net amount	Percentage of amount assumed to net
2002:
Life insurance in force	$114,644.4	$40,883.5	$14.2	$73,775.1	0.0%

Premiums:
Life insurance(1)	$275.9	$16.3	$0.3	$259.9	0.1%
Accident and health insurance	303.4	306.6	3.2	—	N/A

Total	$579.3	$322.9	$3.5	$259.9	1.4%

2001:
Life insurance in force	$107,765.8	$37,331.3	$17.1	$70,451.6	0.0%

Premiums:
Life insurance(1)	$264.9	$14.0	$0.2	$251.1	0.1%
Accident and health insurance	176.4	182.2	5.8	—	N/A

Total	$441.3	$196.2	$6.0	$251.1	2.4%

2000:
Life insurance in force	$95,475.2	$31,101.6	$16.4	$64,390.0	0.0%

Premiums:
Life insurance(1)	$254.6	$14.8	$0.2	$240.0	0.1%
Accident and health insurance	150.8	156.8	6.0	—	N/A

Total	$405.4	$171.6	$6.2	$240.0	2.6%

(1)	The life insurance caption represents principally premiums from traditional life insurance and life-contingent immediate annuities and excludes deposits on investment products and universal life insurance products.

See accompanying independent auditors’ report.

SCHEDULE V

NATIONWIDE LIFE INSURANCE COMPANY AND SUBSIDIARIES

VALUATION AND QUALIFYING ACCOUNTS

(in millions)

Years ended December 31, 2002, 2001 and 2000

Column A	Column B	Column C		Column D	Column E
Description	Balance at beginning of period	Charged (credited) to costs and expenses	Charged to other accounts	Deductions(1)	Balance at end of period
2002:
Valuation allowances – mortgage loans on real estate	$42.9	$1.5	$—	$1.0	$43.4
Valuation allowances – real estate	—	—	—	—	—

Total	$42.9	$1.5	$—	$1.0	$43.4

2001:
Valuation allowances – mortgage loans on real estate	$45.3	$(1.2)	$—	$1.2	$42.9
Valuation allowances – real estate	5.2	—	—	5.2	—

Total	$50.5	$(1.2)	$—	$6.4	$42.9

2000:
Valuation allowances – mortgage loans on real estate	$44.4	$4.1	$—	$3.2	$45.3
Valuation allowances – real estate	5.5	0.4	—	0.7	5.2

Total	$49.9	$4.5	$—	$3.9	$50.5

(1)	Amounts represent direct write-downs charged against the valuation allowance.

See accompanying independent auditors’ report.