Form 10-Q
period 2003-03-31
NATIONWIDE LIFE INSURANCE CO
filed 2003-05-14
CIK 205695

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2003

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                  to

Commission File No. 2-64559

NATIONWIDE LIFE INSURANCE COMPANY

(Exact name of registrant as specified in its charter)

OHIO	31-4156830
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

One Nationwide Plaza

Columbus, Ohio 43215

(614) 249-7111

(Address, including zip code and telephone number, including area code, of Registrant’s principal executive offices)

N/A

(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to the filing requirements for at least the past 90 days.  Yes  ☒  No  ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act)  Yes  ☐  No  ☒

All voting stock was held by affiliates of the Registrant on May 2, 2003.

COMMON STOCK (par value $1 per share) 3,814,779 shares issued and outstanding as of May 2, 2003

      (Title of Class)

The Registrant meets the conditions set forth in General Instruction H(1)(a) and (b) of Form 10-Q and is therefore filing this Form with the reduced disclosure format.

NATIONWIDE LIFE INSURANCE COMPANY AND SUBSIDIARIES

FORM 10-Q

PART I – FINANCIAL INFORMATION

ITEM 1 Unaudited Consolidated Financial Statements

NATIONWIDE LIFE INSURANCE COMPANY AND SUBSIDIARIES

(a wholly owned subsidiary of Nationwide Financial Services, Inc.)

Consolidated Statements of Income

(Unaudited)

(in millions)

	Three months ended March 31,
	2003	2002
Revenues
Policy charges	$222.9	$256.5
Life insurance premiums	75.3	60.7
Net investment income	487.9	439.2
Net realized losses on investments, hedging instruments and hedged items	(47.2)	(4.1)
Other	2.5	3.6

	741.4	755.9

Benefits and expenses
Interest credited to policyholder account values	322.7	293.9
Other benefits and claims	98.9	72.5
Policyholder dividends on participating policies	10.9	11.7
Amortization of deferred policy acquisition costs	79.3	83.5
Interest expense on debt, primarily with a related party	11.8	5.7
Other operating expenses	134.8	137.1

	658.4	604.4

Income from continuing operations before federal income tax expense	83.0	151.5
Federal income tax expense	17.0	40.2

Income from continuing operations	66.0	111.3
Discontinued operations, net of tax	—	0.3

Net income	$66.0	$111.6

See accompanying notes to unaudited consolidated financial statements, including note 6 which describes related party transactions.

NATIONWIDE LIFE INSURANCE COMPANY AND SUBSIDIARIES

(a wholly owned subsidiary of Nationwide Financial Services, Inc.)

Consolidated Balance Sheets

(in millions, except per share amounts)

	March 31, 2003	December 31, 2002
	(Unaudited)
Assets
Investments:
Securities available-for-sale, at fair value:
Fixed maturity securities (cost $24,949.9 in 2003; $23,134.3 in 2002)	$26,045.8	$24,169.0
Equity securities (cost $65.4 in 2003; $85.1 in 2002)	68.5	84.3
Mortgage loans on real estate, net	7,950.3	7,923.2
Real estate, net	108.5	116.6
Policy loans	644.8	629.2
Other long-term investments	133.7	137.5
Short-term investments, including amounts managed by a related party	2,590.1	1,210.3

	37,541.7	34,270.1

Cash	0.2	0.9
Accrued investment income	359.0	328.7
Deferred policy acquisition costs	3,034.3	2,971.1
Other assets	1,605.0	1,243.6
Assets held in separate accounts	45,826.5	47,208.2

	$88,366.7	$86,022.6

Liabilities and Shareholder’s Equity
Future policy benefits and claims	$33,474.4	$31,679.8
Long-term debt, payable to Nationwide Financial Services, Inc.	600.0	600.0
Other liabilities	4,627.3	2,985.8
Liabilities related to separate accounts	45,826.5	47,208.2

	84,528.2	82,473.8

Shareholder’s equity:
Common stock, $1 par value. Authorized 5.0 shares; 3.8 shares issued and outstanding	3.8	3.8
Additional paid-in capital	371.1	171.1
Retained earnings	3,045.6	2,979.6
Accumulated other comprehensive income	418.0	394.3

	3,838.5	3,548.8

	$88,366.7	$86,022.6

See accompanying notes to unaudited consolidated financial statements, including note 6 which describes related party transactions.

NATIONWIDE LIFE INSURANCE COMPANY AND SUBSIDIARIES

(a wholly owned subsidiary of Nationwide Financial Services, Inc.)

Consolidated Statements of Shareholder’s Equity

Three Months Ended March 31, 2003 and 2002

(Unaudited)

(in millions)

	Common stock	Additional paid-in capital	Retained earnings	Accumulated other comprehensive income	Total shareholder’s equity
Balance as of January 1, 2002	$3.8	$646.1	$2,863.1	$204.7	$3,717.7
Comprehensive income:
Net income	—	—	111.6	—	111.6
Net unrealized losses on securities available-for-sale arising during the period, net of tax	—	—	—	(75.2)	(75.2)
Accumulated net gains on cash flow hedges, net of tax	—	—	—	5.8	5.8

Total comprehensive income					42.2

Return of capital to shareholder	—	(75.0)	—	—	(75.0)
Dividend to shareholder	—	—	(35.0)	—	(35.0)

Balance as of March 31, 2002	$3.8	$571.1	$2,939.7	$135.3	$3,649.9

Balance as of January 1, 2003	$3.8	$171.1	$2,979.6	$394.3	$3,548.8
Comprehensive income:
Net income	—	—	66.0	—	66.0
Net unrealized gains on securities available-for-sale arising during the period, net of tax	—	—	—	23.3	23.3
Accumulated net gains on cash flow hedges, net of tax	—	—	—	0.4	0.4

Total comprehensive income					89.7

Contributed capital	—	200.0	—	—	200.0

Balance as of March 31, 2003	$3.8	$371.1	$3,045.6	$418.0	$3,838.5

See accompanying notes to unaudited consolidated financial statements, including note 6 which describes related party transactions.

NATIONWIDE LIFE INSURANCE COMPANY AND SUBSIDIARIES

(a wholly owned subsidiary of Nationwide Financial Services, Inc.)

Consolidated Statements of Cash Flows

Three Months Ended March 31, 2003 and 2002

(Unaudited)

(in millions)

	2003	2002
Cash flows from operating activities
Net income	$66.0	$111.6
Adjustments to reconcile net income to net cash provided by operating activities:
Income from discontinued operations	—	(0.3)
Interest credited to policyholder account values	322.7	293.9
Capitalization of deferred policy acquisition costs	(167.9)	(164.7)
Amortization of deferred policy acquisition costs	79.3	83.5
Amortization and depreciation	9.8	(4.6)
Realized losses on investments, hedging instruments and hedged items	47.2	4.1
Increase in accrued investment income	(30.3)	(9.6)
Increase in other assets	(365.4)	(56.7)
Increase in policy liabilities	2.5	10.4
Increase (decrease) in other liabilities	238.7	(9.0)
Other, net	11.0	28.8

Net cash provided by continuing operations	213.6	287.4
Net cash used in discontinued operations	—	(2.2)

Net cash provided by operating activities	213.6	285.2

Cash flows from investing activities
Proceeds from maturity of securities available-for-sale	918.2	1,201.9
Proceeds from sale of securities available-for-sale	511.7	398.6
Proceeds from repayments of mortgage loans on real estate	183.3	207.4
Proceeds from sale of real estate	8.1	16.5
Proceeds from repayments of policy loans and sale of other invested assets	9.7	14.7
Cost of securities available-for-sale acquired	(3,246.1)	(2,398.8)
Cost of mortgage loans on real estate acquired	(208.7)	(333.6)
Cost of real estate acquired	(0.6)	—
Short-term investments, net	(1,374.0)	312.2
Collateral received – securities lending, net	1,391.4	(309.2)
Other, net	(73.3)	(36.1)

Net cash used in continuing operations	(1,880.3)	(926.4)
Net cash used in discontinued operations	—	(0.1)

Net cash used in investing activities	(1,880.3)	(926.5)

Cash flows from financing activities
Net change in short-term debt	—	179.9
Contributed capital	200.0	—
Capital returned to shareholder	—	(75.0)
Cash dividend paid to shareholder	—	(35.0)
Increase in investment and universal life insurance product account values	1,620.6	1,616.0
Decrease in investment and universal life insurance product account values	(154.6)	(1,044.2)

Net cash provided by financing activities	1,666.0	641.7

Net (decrease) increase in cash	(0.7)	0.4
Cash, beginning of period	0.9	22.6

Cash, end of period	$0.2	$23.0

See accompanying notes to unaudited consolidated financial statements, including note 6 which describes related party transactions.

NATIONWIDE LIFE INSURANCE COMPANY AND SUBSIDIARIES

(a wholly owned subsidiary of Nationwide Financial Services, Inc.)

Notes to Unaudited Consolidated Financial Statements

Three Months Ended March 31, 2003

(1)	Basis of Presentation

The accompanying unaudited consolidated financial statements of Nationwide Life Insurance Company and subsidiaries (NLIC or collectively, the Company) have been prepared in accordance with accounting principles generally accepted in the United States of America (GAAP), which differ from statutory accounting practices prescribed or permitted by regulatory authorities, for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all information and footnotes required by GAAP for complete financial statements. The financial information included herein reflects all adjustments (all of which are normal and recurring in nature), which are, in the opinion of management, necessary for a fair presentation of financial position and results of operations. Operating results for all periods presented are not necessarily indicative of the results that may be expected for the full year. All significant intercompany balances and transactions have been eliminated. The accompanying unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements and related notes for the year ended December 31, 2002 included in the Company’s Annual Report on Form 10-K.

(2)	Recently Issued Accounting Pronouncements

In April 2003, the Financial Accounting Standards Board (FASB) released Statement of Financial Accounting Standards No. 149 Amendment of Statement 133 on Derivative Instruments and Hedging Activities (SFAS 149). SFAS 149 amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities (SFAS 133). SFAS 149 is generally effective for contracts entered into or modified after June 30, 2003. The Company currently expects to adopt SFAS 149 on July 1, 2003 and is evaluating the potential impact of adoption on the results of operations and financial position.

In April 2003, the FASB released Statement 133 Implementation Issue B36, Embedded Derivatives: Modified Coinsurance Arrangements and Debt Instruments That Incorporate Credit Risk Exposures That Are Unrelated or Only Partially Related to the Creditworthiness of the Obligor under Those Instruments (DIG B36). DIG B36 addresses the need to separately account for an embedded derivative within a reinsurer’s receivable and ceding company’s payable arising from modified coinsurance or similar arrangements. Paragraph 12.a. of SFAS 133 indicates that an embedded derivative must be separated from the host contract (bifurcated) if the economic characteristics and risks of the embedded derivative instrument are not clearly and closely related to the economic characteristics and risks of the host contract. DIG B36 concludes that bifurcation is necessary in a modified coinsurance arrangement because the yield on the receivable and payable is based on a specified proportion of the ceding company’s return on either its general account assets or a specified block of those assets, rather than the overall creditworthiness of the ceding company. The effective date of implementation is the first day of the first fiscal quarter beginning after September 15, 2003 (October 1, 2003 for the Company), with earlier application as of the beginning of a fiscal quarter permitted. The Company currently expects to adopt DIG B36 on October 1, 2003 and is evaluating the impact that this guidance will have on its financial results. The impact of adopting DIG B36, if material, is to be reported as a cumulative-effect-type adjustment of net income. The total amount of reserves that the Company holds under modified coinsurance arrangements is $734.0 million.

NATIONWIDE LIFE INSURANCE COMPANY AND SUBSIDIARIES

(a wholly owned subsidiary of Nationwide Financial Services, Inc.)

Notes to Unaudited Consolidated Financial Statements, Continued

In January 2003, the FASB issued Interpretation No. 46, Consolidation of Variable Interest Entities – an interpretation of ARB No. 51 (FIN 46). Accounting Research Bulletin No. 51, Consolidated Financial Statements (ARB 51) states that consolidation is usually necessary when a company has a “controlling financial interest” in another company, a condition most commonly achieved via ownership of a majority voting interest. FIN 46 clarifies the application of ARB 51, to certain “variable interest entities” (VIE) where (i) the equity investors are not empowered to make sufficient decisions about the entity’s operations, or do not receive expected returns or absorb expected losses commensurate with their equity ownership; or (ii) do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. VIEs are consolidated by their primary beneficiary, which is a party having a majority of the entity’s expected losses, expected residual returns, or both. A company holding a significant variable interest in a VIE, but not deemed the primary beneficiary is subject to certain disclosure requirements specified by FIN 46. FIN 46 applies to entities formed after January 31, 2003, and to VIEs in which an enterprise obtains an interest after that date. It applies in the interim period beginning after June 15, 2003 to VIEs for which an enterprise holds a variable interest that it acquired prior to February 1, 2003 with earlier adoption permitted. FIN 46 may be applied on a prospective basis with a cumulative-effect adjustment made as of the date of initial application or by restating previously issued financial statements for one or more years with a cumulative-effect adjustment as of the beginning of the first year restated. The Company is evaluating the potential impact of adopting FIN 46 on the results of operations and financial position and currently expects to adopt FIN 46 on July 1, 2003. See note 19 to the audited consolidated financial statements included in the Company’s 2002 Annual Report on Form 10-K for transitional disclosures pertaining to relationships in which the Company may have a significant variable interest.

In November 2002, the FASB issued Interpretation No. 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others – an interpretation of FASB Statements No. 5, 57, and 107 and rescission of FASB Interpretation No. 34 (FIN 45). FIN 45 requires a guarantor to provide more detailed interim and annual financial statement disclosures about obligations under certain guarantees it has issued. It also requires a guarantor to recognize, at the inception of new guarantees issued or modified after December 31, 2002, a liability for the fair value of the obligation undertaken in issuing the guarantee. Although superceded by FIN 45, the guidance provided in FASB Interpretation No. 34, Disclosure of Indirect Guarantees of Indebtedness of Others has been incorporated into FIN 45 without change. The adoption of FIN 45 on January 1, 2003 did not have an impact on the financial position or results of operations of the Company.

In June 2002, the FASB issued Statement of Financial Accounting Standards No. 146, Accounting for Costs Associated with Exit or Disposal Activities (SFAS 146), which the Company adopted January 1, 2003. Adoption of SFAS 146 did not have any impact on the financial position or results of operations of the Company.

NATIONWIDE LIFE INSURANCE COMPANY AND SUBSIDIARIES

(a wholly owned subsidiary of Nationwide Financial Services, Inc.)

Notes to Unaudited Consolidated Financial Statements, Continued

(3)	Comprehensive Income

Comprehensive income includes net income as well as certain items that are reported directly within a separate component of shareholder’s equity that bypass net income. Other comprehensive income (loss) is comprised of net unrealized gains on securities available-for-sale and net gains on cash flow hedges. The related before and after federal income tax amounts are as follows:

	Three months ended March 31,
(in millions)	2003	2002
Unrealized gains (losses) on securities available-for-sale arising during the period:
Gross	$16.8	$(152.5)
Adjustment to deferred policy acquisition costs	(25.4)	31.6
Adjustment to future policy benefits and claims	(4.0)	—
Related federal income tax benefit	4.4	42.3

Net unrealized losses	(8.2)	(78.6)

Reclassification adjustment for net losses on securities available-for-sale realized during the period:
Gross	48.4	5.2
Related federal income tax benefit	(16.9)	(1.8)

Net reclassification adjustment	31.5	3.4

Other comprehensive income (loss) on securities available-for-sale	23.3	(75.2)

Net gains on cash flow hedges:
Gross	0.6	9.0
Related federal income tax expense	(0.2)	(3.2)

Other comprehensive income on cash flow hedges	0.4	5.8

Total other comprehensive income (loss)	$23.7	$(69.4)

Reclassification adjustments for net realized gains and losses on the ineffective portion of cash flow hedges were immaterial during the first three months of 2003 and 2002 and, therefore, are not provided

NATIONWIDE LIFE INSURANCE COMPANY AND SUBSIDIARIES

(a wholly owned subsidiary of Nationwide Financial Services, Inc.)

Notes to Unaudited Consolidated Financial Statements, Continued

(4)	Segment Disclosures

Management of the Company views its business primarily based on the underlying products and this is the basis used for defining its reportable segments. The Company reports three product segments: Individual Annuity, Institutional Products and Life Insurance. The primary segment profitability measure that management uses is pre-tax operating earnings, which is comprised of pre-tax income excluding net realized gains and losses on investments not related to securitizations, hedging instruments and hedged items, and discontinued operations.

The Individual Annuity segment consists of individual The BEST of AMERICA® and private label deferred variable annuity products, deferred fixed annuity products and income products. Individual deferred annuity contracts provide the customer with tax-deferred accumulation of savings and flexible payout options including lump sum, systematic withdrawal or a stream of payments for life. In addition, individual variable annuity contracts provide the customer with access to a wide range of investment options and asset protection in the event of an untimely death, while individual fixed annuity contracts generate a return for the customer at a specified interest rate fixed for prescribed periods.

The Institutional Products segment is comprised of the Company’s private and public sector pension plans, medium-term note program and structured products transactions. The private sector includes the 401(k) business generated through fixed and variable annuities. The public sector includes the Internal Revenue Code (IRC) Section 457 business in the form of fixed and variable annuities.

The Life Insurance segment consists of investment life products, including individual variable life and corporate-owned life insurance (COLI) products, traditional life insurance products and universal life insurance. Life insurance products provide a death benefit and generally also allow the customer to build cash value on a tax-advantaged basis.

In addition to the product segments, the Company reports a Corporate segment. The Corporate segment includes net investment income not allocated to the three product segments, unallocated expenses, advisory services program revenues and expenses, and interest expense on debt. In addition to these operating revenues and expenses, the Company also reports net realized gains and losses on investments not related to securitizations, hedging instruments and hedged items in the Corporate segment, but does not consider such gains and losses as part of pre-tax operating earnings.

NATIONWIDE LIFE INSURANCE COMPANY AND SUBSIDIARIES

(a wholly owned subsidiary of Nationwide Financial Services, Inc.)

Notes to Unaudited Consolidated Financial Statements, Continued

The following table summarizes the financial results of the Company’s business segments for the three months ended March 31, 2003 and 2002.

(in millions)	Individual Annuity	Institutional Products	Life Insurance	Corporate	Total
2003
Net investment income	$194.9	$197.4	$80.5	$15.1	$487.9
Other operating revenue	125.9	37.8	137.0	—	300.7

Total operating revenue	320.8	235.2	217.5	15.1	788.6

Interest credited to policyholder account values	146.2	130.3	46.2	—	322.7
Amortization of deferred policy acquisition costs	45.6	11.7	22.0	—	79.3
Interest expense on debt	—	—	—	11.8	11.8
Other benefits and expenses	93.4	45.0	106.8	(0.6)	244.6

Total benefits and expenses	285.2	187.0	175.0	11.2	658.4

Pre-tax operating earnings	35.6	48.2	42.5	3.9	130.2
Net realized losses on investments, hedging instruments and hedged items	—	—	—	(47.2)	(47.2)

Income (loss) from continuing operations before federal income tax expense	$35.6	$48.2	$42.5	$(43.3)	$83.0

Assets as of period end	$39,245.5	$29,890.1	$15,791.4	$3,439.7	$88,366.7

(in millions)	Individual Annuity	Institutional Products	Life Insurance	Corporate	Total
2002
Net investment income	$151.4	$196.4	$80.0	$11.4	$439.2
Other operating revenue	132.5	53.5	134.7	0.1	320.8

Total operating revenue	283.9	249.9	214.7	11.5	760.0

Interest credited to policyholder account value	115.0	133.2	45.7	—	293.9
Amortization of deferred policy acquisition costs	52.4	10.2	20.9	—	83.5
Interest expense on debt	—	—	—	5.7	5.7
Other benefits and expenses	61.7	50.0	107.4	2.2	221.3

Total benefits and expenses	229.1	193.4	174.0	7.9	604.4

Pre-tax operating earnings	54.8	56.5	40.7	3.6	155.6
Net realized losses on investments, hedging instruments and hedged items	—	—	—	(4.1)	(4.1)

Income (loss) from continuing operations before federal income tax expense	$54.8	$56.5	$40.7	$(0.5)	$151.5

Assets as of period end	$44,748.5	$34,220.2	$9,582.9	$3,718.3	$92,269.9

NATIONWIDE LIFE INSURANCE COMPANY AND SUBSIDIARIES

(a wholly owned subsidiary of Nationwide Financial Services, Inc.)

Notes to Unaudited Consolidated Financial Statements, Continued

(5)	Contingencies

On October 29, 1998, the Company was named in a lawsuit filed in Ohio state court related to the sale of deferred annuity products for use as investments in tax-deferred contributory retirement plans (Mercedes Castillo v. Nationwide Financial Services, Inc., Nationwide Life Insurance Company and Nationwide Life and Annuity Insurance Company). On May 3, 1999, the complaint was amended to, among other things, add Marcus Shore as a second plaintiff. The amended complaint was brought as a class action on behalf of all persons who purchased individual deferred annuity contracts or participated in group annuity contracts sold by the Company and the other named Company affiliates, which were allegedly used to fund certain tax-deferred retirement plans. The amended complaint seeks unspecified compensatory and punitive damages. On June 11, 1999, the Company and other named defendants filed a motion to dismiss the amended complaint. On March 8, 2000, the Court denied the motion to dismiss the amended complaint filed by the Company and other named defendants. On January 25, 2002, the plaintiffs filed a motion for leave to amend their complaint to add three new named plaintiffs. On February 9, 2002, the plaintiffs filed a motion for class certification. On April 16, 2002, the Company filed a motion for summary judgment on the individual claims of plaintiff Mercedes Castillo. On May 28, 2002, the Court granted the motion of Marcus Shore to withdraw as a named plaintiff and denied plaintiffs’ motion to add new persons as named plaintiffs, so the action is now proceeding with Mercedes Castillo as the only named plaintiff. On November 4, 2002, the Court issued a decision granting the Company’s motion for summary judgment on all of plaintiff Mercedes Castillo’s individual claims, and ruling that plaintiff’s motion for class certification is moot. Judgment for the Company was entered on November 15, 2002. On December 16, 2002, plaintiff Mercedes Castillo filed a notice of appeal from the Court’s orders (a) granting the Company’s motion for summary judgment; and (b) denying Castillo’s motion for leave to amend the complaint to add three new named plaintiffs. Castillo filed a brief on appeal on March 14, 2003. The Company filed a responsive brief on April 21, 2003 and plaintiff’s reply brief is due in mid-May, 2003. The Company intends to defend this lawsuit vigorously.

On August 15, 2001, the Company was named in a lawsuit filed in Connecticut federal court titled Lou Haddock, as trustee of the Flyte Tool & Die, Incorporated Deferred Compensation Plan, et al v. Nationwide Financial Services, Inc. and Nationwide Life Insurance Company. On September 6, 2001, the plaintiffs amended their complaint to include class action allegations. The plaintiffs seek to represent a class of retirement plans that purchased variable annuities from NLIC to fund qualified ERISA retirement plans. The amended complaint alleges that the retirement plans purchased variable annuity contracts from the Company that allowed plan participants to invest in funds that were offered by separate mutual fund companies; that the Company was a fiduciary under ERISA and that the Company breached its fiduciary duty when it accepted certain fees from the mutual fund companies that purportedly were never disclosed by the Company; and that the Company violated ERISA by replacing many of the funds originally included in the plaintiff’s annuities with “inferior” funds because the new funds purportedly paid higher fees to the Company. The amended complaint seeks disgorgement of the fees allegedly received by the Company and other unspecified compensatory damages, declaratory and injunctive relief and attorney’s fees. On December 3, 2001, the plaintiffs filed a motion for class certification. The Company is opposing that motion. The Company’s Motion to Dismiss was denied on September 11, 2002. On January 14, 2003, plaintiffs filed a motion to file a second amended complaint and the motion was granted on February 21, 2003. The second amended complaint removed the claims against the Company concerning a violation of ERISA through the replacement of many of the funds originally included in the plaintiff’s annuities with “inferior” funds that purportedly paid higher fees to the Company. On April 14, 2003, plaintiffs filed a motion for leave to file a third amended complaint, which has not yet been granted by the Court. The third amended complaint does not include claims against the Company explicitly alleging a violation of ERISA through misrepresentation, breach of contract, or the replacement of funds originally included in the plaintiffs’ annuities with “inferior” funds that purportedly paid higher fees to the Company. The Company intends to defend this lawsuit vigorously.

On May 1, 2003, a class action was filed against NLIC in the United States District Court for the Eastern District of Louisiana, entitled Edward Miller, Individually, and on behalf of all others similarly situated, v. Nationwide Life Insurance Company. The Complaint alleges that in November 2001, plaintiff Edward Miller purchased a group modified single premium variable annuity issued by NLIC. Plaintiff alleges that NLIC represented in its prospectus and promised in its annuity contract that contract holders could transfer assets without charge among the various funds offered in the contracts, that the transfer rights of contract holders could not be modified and that NLIC’s expense charges under the contracts were fixed. Plaintiff claims that NLIC has breached the contracts and violated federal securities laws by imposing trading fees on transfers that were supposed to have been without charge. Plaintiff seeks compensatory damages and rescission on behalf of himself and a class of persons who purchased this type of annuity or similar products issued by NLIC between May 1, 2001 and April 30, 2002 inclusive and were allegedly damaged by paying transfer fees. This case is in a very preliminary stage, and NLIC intends to defend it vigorously.

There can be no assurance that any such litigation will not have a material adverse effect on the Company in the future.

NATIONWIDE LIFE INSURANCE COMPANY AND SUBSIDIARIES

(a wholly owned subsidiary of Nationwide Financial Services, Inc.)

Notes to Unaudited Consolidated Financial Statements, Continued

(6)	Related Party Transactions

The Company has entered into significant, recurring transactions and agreements with Nationwide Mutual Insurance Company (NMIC) and other affiliates as a part of its ongoing operations. The nature of the transactions and agreements include: annuity and life insurance contracts, reinsurance agreements, cost sharing agreements, administration services, marketing agreements, office space leases, intercompany repurchase agreements and cash management services. The transactions and agreements are described more fully in note 14 to the consolidated financial statements included in the Company’s 2002 Annual Report on Form 10-K. During 2003, there have been no material changes to the nature and terms of these transactions and agreements.

Amounts on deposit with a related party in cash management for the benefit of the Company were $14.9 million and $87.0 million as of March 31, 2003 and December 31, 2002, respectively.

The Company also participates in intercompany repurchase agreements with affiliates whereby the seller will transfer securities to the buyer at a stated value. Upon demand or after a stated period, the seller will repurchase the securities at the original sales price plus interest. As of March 31, 2003 and December 31, 2002, the Company had no borrowings from affiliated entities under such agreements. During first quarter of 2003 and 2002, outstanding borrowings under such agreements did not exceed $67.3 million and $70.9 million, respectively, and the amounts the Company incurred for interest expense on intercompany repurchase agreements during these periods were immaterial. The Company believes that the terms of the repurchase agreements are materially consistent with what the Company could have obtained with unaffiliated parties.

Funds of Gartmore Global Investments, Inc. (GGI), an affiliate, are offered to the Company’s customers as investment options in certain of the Company’s products. As of March 31, 2003, customer allocations to GGI funds totaled $11.58 billion. For the three months ended March 31, 2003, GGI paid the Company $8.8 million for the distribution and servicing of these funds, compared to $8.7 million a year ago.

During the first quarter of 2002, NLIC paid a cash dividend of $35.0 million and a dividend in the form of return of capital of $75.0 million to NFS.

In first quarter of 2003 NLIC received a $200.0 million capital contribution from NFS for general corporate purposes.

(7)	Securitization Transactions

To date, the Company has sold $125.3 million of credit enhanced equity interests in Low Income Housing Tax Credit Funds (Tax Credit Funds) to unrelated third parties. The Company guaranteed cumulative after-tax yields to third party investors ranging from 5.15% to 5.25%. These guarantees are in effect for approximately 15 years. The Tax Credit Funds will provide a stream of tax benefits to the investors that will generate a yield and return of capital. To the extent that the tax benefits are not sufficient to provide these cumulative after-tax yields, then the Company must fund any shortfall, which is mitigated by cash reserves established by the Company at the inception of the transactions.

The maximum amount of undiscounted future payments that the Company could be required to pay the investors under the terms of the guarantees is $368.7 million. The Company does not anticipate making any payments related to the guarantees.

At the time of the sales, $4.9 million of net sale proceeds were set aside as collateral for certain properties owned by the Tax Credit Funds that had not met all of the criteria necessary to generate tax credits. Such criteria include completion of construction and the leasing of each unit to a qualified tenant among other criteria. Properties meeting the necessary criteria are considered to have “stabilized.” The properties are evaluated regularly and upon stabilizing, the collateral is released. To date, $2.3 million of stabilization collateral had been released into income, including $1.8 million in the first quarter of 2003.

NATIONWIDE LIFE INSURANCE COMPANY AND SUBSIDIARIES

(a wholly owned subsidiary of Nationwide Financial Services, Inc.)

Notes to Unaudited Consolidated Financial Statements, Continued

To the extent there are cash deficits in any specific property owned by the Tax Credit Funds, property reserves, property operating guarantees and reserves held by the Tax Credit Funds are exhausted before the Company is required to perform under its guarantees. To the extent the Company is ever required to perform under its guarantees, it may recover any such funding out of the cash flow distributed from the sale of any and/or all of the underlying properties of the Tax Credit Funds. This cash flow distribution would be paid to the Company prior to any cash flow distributions to unrelated third party investors.

(8)	Reclassification

Certain items in the 2002 consolidated financial statements and related footnotes have been reclassified to conform to the 2003 presentation.

ITEM 2 Management’s Narrative Analysis of the Results of Operations

Forward-Looking Information

Management’s narrative analysis contains certain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 with respect to the results of operations and businesses of the Company. These forward-looking statements involve certain risks and uncertainties. Factors that may cause actual results to differ materially from those contemplated or projected, forecast, estimated or budgeted in such forward-looking statements include, among others, the following possibilities: (i) the potential impact on the Company’s reported consolidated net income that could result from the adoption of certain accounting standards issued by the Financial Accounting Standards Board (FASB) or other standard-setting bodies; (ii) tax law changes impacting the tax treatment of life insurance and investment products; (iii) repeal of the federal estate tax; (iv) heightened competition, including specifically the intensification of price competition, the entry of new competitors and the development of new products by new and existing competitors; (v) adverse state and federal legislation and regulation, including limitations on premium levels, increases in minimum capital and reserves, and other financial viability requirements; (vi) failure to expand distribution channels in order to obtain new customers or failure to retain existing customers; (vii) inability to carry out marketing and sales plans, including, among others, development of new products and/or changes to certain existing products and acceptance of the new and/or revised products in the market; (viii) changes in interest rates and the equity markets causing a reduction of investment income and/or asset fees, an acceleration of the amortization of deferred policy acquisition costs (DAC), reduction in the value of the Company’s investment portfolio or separate account assets, or a reduction in the demand for the Company’s products; (ix) general economic and business conditions which are less favorable than expected; (x) competitive, regulatory or tax changes that affect the cost of, or demand for the Company’s products; (xi) unanticipated changes in industry trends and ratings assigned by nationally recognized rating organizations; (xii) deviations from assumptions regarding future persistency, mortality, morbidity and interest rates used in calculating reserve amounts and in pricing the Company’s products; and (xiii) adverse litigation results and/or resolution of litigation and/or arbitration.

Introduction

The following analysis of unaudited consolidated results of operations and financial condition of the Company should be read in conjunction with the unaudited consolidated financial statements and related notes included elsewhere herein.

The Company is a leading provider of long-term savings and retirement products in the U.S. The Company develops and sells a diverse range of products including individual annuities, private and public sector pension plans, other investment products sold to institutions and life insurance. The Company markets its products through a diverse distribution network, including independent broker/dealers, wirehouse and regional firms, financial institutions, pension plan administrators, life insurance specialists, including TBG Financial, an affiliate, Nationwide Retirement Solutions (NRS), Nationwide Provident producers, Nationwide agents and Certified Public Accounting (CPA) firms.

Use of Non-GAAP Financial Measures

The Company’s unaudited consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States of America (GAAP). These financial statements and measures are used by management to assist in the analysis and management of the operations of the Company. In addition, the Company regularly reviews and reports non-GAAP financial measures called operating revenue, pre-tax operating earnings and net operating earnings.

Readers are encouraged to refer to the – Non-GAAP Financial Measures caption within this section of this report for detailed discussions of the components of operating revenue, pre-tax operating earnings and net operating earnings. Such discussions include the usefulness of these measures, how management uses this information and how they differ from and reconcile with the most directly comparable GAAP financial measures.

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

Note 2 to the audited consolidated financial statements included in the Company’s 2002 Annual Report on Form 10-K provides a summary of significant accounting policies. Note 2 to the unaudited consolidated financial statements included in Part I, Item 1 – Unaudited Consolidated Financial Statements this report provides a discussion of the recently issued accounting pronouncements. In addition, the following addresses the proposed American Institute of Certified Public Accountants’ Statement of Position (SOP) – Accounting and Reporting by Insurance Enterprises for Certain Nontraditional Long-Duration Contracts and for Separate Accounts, which is expected to be issued in the second quarter of 2003 with an effective date of January 1, 2004. The proposed SOP would affect the Company’s accounting policies, if finalized. Although disclosure of the impact of proposed guidance issued by standard-setting bodies is not appropriate in the footnotes to financial statements issued in accordance with GAAP, it is included herein as this tentative guidance is related solely to the Company’s industry and could change the Company’s accounting policies in the future.

The proposed SOP addresses a number of topics. The most significant of which is expected to be the accounting for contracts with guaranteed minimum death benefits (GMDB). The proposed SOP, as currently drafted, requires companies to evaluate the significance of the GMDB benefit to determine whether the contract should be accounted for as an investment or insurance contract. For contracts determined to be insurance contracts, companies would be required to establish a reserve to recognize a portion of the assessment (revenue) that compensates the insurance company for benefits to be provided in future periods. The Company continues to evaluate the impact the proposed SOP will have on its financial results. Based on our current interpretation of the SOP, we expect that adoption of the proposed SOP, if adopted in the proposed form as of March 31, 2003, could result in an increase in the Company’s GMDB reserve by $20.0 million to $25.0 million, resulting in total reserve of $40.0 million to $45.0 million.

Deferred Policy Acquisition Costs for Investment Products and Universal Life Insurance Products

The costs of acquiring business, principally commissions, certain expenses of the policy issue and underwriting department and certain variable sales expenses that relate to and vary with the production of new or renewal business have been deferred. DAC are subject to recoverability testing at the time of policy issuance and loss recognition testing at the end of each accounting period.

For investment products (principally individual and group annuities) and universal life insurance products, DAC is being amortized with interest over the lives of the policies in relation to the present value of estimated future gross profits from projected interest margins, asset fees, cost of insurance, policy administration and surrender charges, less policy benefits and policy maintenance expenses. The DAC asset related to investment products and universal life insurance products is adjusted to reflect the impact of unrealized gains and losses on fixed maturity securities available-for-sale as described in note 2(b) to the audited consolidated financial statements included in the Company’s 2002 Annual Report on Form 10-K.

The most significant assumptions that are involved in the estimation of future gross profits include future net separate account performance, surrender/lapse rates, interest margins and mortality. The Company’s long-term assumption for net separate account performance is 8% growth per year. If actual net separate account performance varies from the 8% assumption, the Company assumes different performance levels over the next three years, such that the mean return equals the long-term assumption. This process is referred to as a reversion to the mean. The assumed net separate account return assumptions used in the DAC models are intended to reflect what is anticipated. However, based on historical returns of the S&P 500 Index, the Company’s policy regarding the reversion to the mean process does not permit such returns to be negative or in excess of 15% during the three-year reversion period.

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

For other investment products and universal life insurance products, DAC is set each quarter to reflect revised best estimate assumptions, including the use of a reversion to the mean methodology over the next three years as it relates to net separate account performance. Any resulting DAC unlocking adjustments are reflected currently in the consolidated statements of income.

Impairment Losses on Investments

Management regularly reviews each investment in its fixed maturity and equity securities portfolios to evaluate the necessity of recording impairment losses for other-than-temporary declines in the fair value of investments. A number of criteria are considered during this process including, but not limited to, the current fair value as compared to amortized cost or cost, as appropriate, of the security, the length of time the security’s fair value has been below amortized cost/cost, and by how much, specific credit issues and financial prospects related to the issuer, the Company’s intent to hold or dispose of the securities and current economic conditions. Also, the Company estimates the cash flows over the life of purchased beneficial interests in securitized financial assets. Based on current information and events, if the Company estimates that the fair value of its beneficial interests is not greater than or equal to its carrying value and if there has been an adverse change in the estimated cash flows since the last revised estimate, considering both timing and amount, then an other-than-temporary impairment is recognized and the purchased beneficial interest is written down to fair value. Other-than-temporary impairment losses result in a permanent reduction of the cost basis of the underlying investment.

Impairment losses are recorded on investments in long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets’ carrying amount.

Significant changes in the factors the Company considers when evaluating investments for impairment losses could result in a significant change in impairment losses reported in the unaudited consolidated financial statements.

Valuation Allowances on Mortgage Loans on Real Estate

The Company provides valuation allowances for impairments of mortgage loans on real estate based on a review by portfolio managers. Mortgage loans on real estate are considered impaired when, based on current information and events, it is probable that the Company will be unable to collect all amounts due according to the contractual terms of the loan agreement. When the Company determines that a loan is impaired, a provision for loss is established equal to the difference between the carrying value and the present value of expected future cash flows discounted at the loan’s effective interest rate, or the fair value of the collateral, if the loan is collateral dependent. Loans in foreclosure are placed on non-accrual status. Interest received on non-accrual status mortgage loans on real estate is included in net investment income in the period received.

The valuation allowance account for mortgage loans on real estate is maintained at a level believed adequate by the Company and reflects the Company’s best estimate of probable credit losses. The Company’s periodic evaluation of the adequacy of the allowance for losses is based on past loan loss experience, known and inherent risks in the portfolio, adverse situations that may affect the borrower’s ability to repay, the estimated value of the underlying collateral, composition of the loan portfolio, current economic conditions and other relevant factors.

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

Results of Operations

Revenues

Total operating revenues, which exclude net realized gains and losses on investments not related to securitizations, hedging instruments and hedged items, for the first quarter of 2003 increased to $788.6 million compared to $760.0 million for the same period in 2002. Operating revenue growth was driven by an increase in net investment income as a result of continued growth in interest spread-based business offset by lower asset fees due to depressed equity markets.

Policy charges include asset fees, which are primarily earned from separate account values generated from the sale of individual and group variable annuities and investment life insurance products; cost of insurance charges earned on universal life insurance products; administration fees, which include fees charged per contract on a variety of the Company’s products and premium loads on universal life insurance products; and surrender fees, which are charged as a percentage of premiums withdrawn during a specified period for annuity and certain life insurance contracts.

Policy charges for the first quarter of 2003 and 2002 were as follows:

	Three months ended March 31,
(in millions)	2003	2002
Asset fees	$115.8	$147.1
Cost of insurance charges	62.4	55.3
Administrative fees	24.9	37.7
Surrender fees	19.8	16.4

Total policy charges	$222.9	$256.5

The decline in asset fees reflects a decrease in total average separate account values of $13.24 billion (22%) in first quarter 2003 compared to a year ago. Market depreciation on investment options underlying variable annuity and investment life insurance products resulting from continued declines in the equity markets resulted in the decrease in average separate account values.

Cost of insurance charges are assessed on the net amount at risk on universal life insurance policies. The net amount at risk is equal to a policy’s death benefit minus the related policyholder account value. The amount charged is based on the insured’s age and other underwriting factors. The increase in cost of insurance charges is due primarily to growth in the net amount at risk related to corporate and individual investment life insurance reflecting new sales, favorable persistency on policies sold in prior periods and equity market declines which lowered policyholder account values. The net amount at risk related to corporate and individual investment life insurance grew to $36.78 billion as of March 31, 2003 compared to $34.35 billion a year ago.

The decline in administrative fees in first quarter 2003 compared to first quarter 2002 is primarily attributable to $3.6 million of fees related to a terminated case in the first quarter of 2002 and lower average account values on public sector pension plans in the current period.

Surrender fees increased in first quarter 2003 compared to a year ago primarily due to higher lapse activity in individual variable annuities and investment life insurance products as a result of the sustained decline in the equity markets and the competitive environment in the marketplace.

Net investment income includes the investment income earned on investments supporting fixed annuities, the guaranteed fixed option of variable annuities, the medium-term note program and certain life insurance products as well as invested assets not allocated to product segments, net of related investment expenses. Net investment income grew to $487.9 million in the first quarter of 2003 from $439.2 million in the first quarter of 2002. The increase was primarily due to increased invested assets supporting growth in individual fixed annuities, the medium-term note program and life insurance policy reserves, partially offset by lower yields due to declining market interest rates. General account assets supporting insurance products are closely correlated to the underlying reserves on these products. General account reserves grew by $7.38 billion to $33.47 billion as of the end of first quarter 2003 compared to $26.09 billion a year ago. The growth in general account reserves reflects increased customer preference for fixed products in light of declining and volatile equity markets. In addition, the growth reflects the Company’s commitment to strengthen its distribution and service capabilities for fixed products.

The Company reports realized gains and losses on investments not related to securitizations, hedging instruments and hedged items as a single line item in the unaudited consolidated statements of income. The Company makes decisions concerning the sale of invested assets based on a variety of market, business, tax and other factors. Any realized gains or losses generated by these sales are reported in this caption. In addition, charges related to other-than-temporary impairments of available-for-sale securities and other investments and valuation allowances on mortgage loans on real estate are included in this caption. Also included are changes in the fair value of derivatives qualifying as fair value hedges and the change in the fair value of the hedged items, the ineffective, or excluded, portion of cash flow hedges and changes in the fair value of free-standing derivatives.

Net realized losses on investments, hedging instruments and hedged items include losses from other-than-temporary impairments of $63.7 million in first quarter 2003, compared to $8.8 million in first quarter 2002. Included in 2003 were $24.1 million of impairments related to airline industry fixed maturity securities, including $2.1 million of net losses on disposals, and $5.3 million related to equity securities, including $5.1 million related to mutual fund seed money managed by a related party. Non-impairment related net realized gains on investments, hedging instruments and hedged items totaled $16.5 million in first quarter 2003 compared to $4.7 million of net gains in first quarter 2002.

Benefits and Expenses

Interest credited to policyholder account values totaled $322.7 million in first quarter 2003 compared to $293.9 million in first quarter 2002 and principally relates to fixed annuities, both individual and institutional, funding agreements backing the Company’s medium-term note program and certain life insurance products. The increase in interest credited reflects an increase in account values for these products as a result of strong fixed annuity production and increased allocations of variable annuity funds to the guaranteed fixed option, partially offset by lower crediting rates in the Individual Annuity and Institutional Products segments in response to lower market interest rates.

Other benefits and claims include policyholder benefits in excess of policyholder account values for universal life and individual deferred annuities and net claims and provisions for future policy benefits for traditional life insurance products and immediate annuities. An increase in other benefits and claims in first quarter 2003 compared to a year ago reflects additional life insurance benefits reflecting growth in life insurance in-force, an increase in GMDB costs due to an increase in net amount at risk and a higher level of claims, and an increase in the provision for future policy benefits for immediate annuities due to growth in new premium in 2003 compared to 2002.

Amortization of DAC declined to $79.3 million in the first quarter of 2003 compared to $83.5 million in the first quarter of 2002. The majority of the Company’s DAC is related to individual deferred annuities and variable universal life products where DAC is amortized in proportion to estimated gross profits. The decrease was driven by lower amortization expense for individual variable annuities due to lower gross profits as a result of depressed equity markets.

The increase in interest expense on debt reflects additional interest expense from the issuance of $300.0 million of surplus notes in June 2002.

Other operating expenses decreased 2% to $134.8 million in the first quarter of 2003 compared to $137.1 million in the first quarter of 2002, reflecting management’s efforts to manage expenses in response to the challenging market conditions.

Federal income tax expense was $17.0 million and $40.2 million for the first quarter of 2003 and 2002, respectively. These amounts represent effective tax rates of 20.5% for the first quarter of 2003 and 26.5% in 2002. The decrease in pre-tax income coupled with an increase in tax-exempt income and credits from affordable housing partnership investments resulted in the decrease in the effective rates.

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

Income from discontinued operations, net of tax, in first quarter of 2002 was $0.3 million.

Non-GAAP Financial Measures

The Company analyzes operating performance using non-GAAP financial measures called operating revenues, pre-tax operating earnings and net operating earnings. For the Individual Annuity, Institutional Products and Life Insurance segments, pre-tax operating earnings is the basis by which management evaluates segment operating results. As such, the ratio of pre-tax operating earnings to average account values by segment is considered a GAAP financial measure. The Company calculates operating revenues by adjusting total revenues to exclude net realized gains and losses on investments not related to securitizations, hedging instruments and hedged items. The Company calculates pre-tax operating earnings by adjusting income from continuing operations before federal income taxes to exclude net realized gains and losses on investments not related to securitizations, hedging instruments and hedged items. The Company calculates net operating earnings by adjusting net income to exclude net realized gains and losses on investments not related to securitizations, hedging instruments and hedged items and discontinued operations, all net of tax. Operating revenues, pre-tax operating earnings, net operating earnings, or similar measures are commonly used in the insurance industry as measures of ongoing earnings performance.

The excluded items are important in understanding the Company’s overall results of operations. It is important to note that operating revenues, pre-tax operating earnings or net operating earnings should not be viewed as substitutes for revenues, income from continuing operations before federal income taxes or net income determined in accordance with GAAP, rather they are considered supplementary measures the Company believes is useful in analyzing its results of operations. The Company’s definitions of these non-GAAP financial measures may differ from those used by other companies.

The Company excludes net realized gains and losses on investments not related to securitizations, hedging instruments and hedged items from these non-GAAP financial measures because such items are often the result of a specific events which may vary significantly in magnitude from period-to-period and may or may not be at the Company’s discretion. The Company believes that analyzing data excluding the potentially fluctuating effects of these transactions helps depict trends in the underlying revenues and profitability drivers of the Company’s business without consideration of these items. Discontinued operations are also excluded from the Company’s calculation of net operating earnings, as they are not reflective of the continuing operations of the Company’s business.

The Company believes that the presentation of these non-GAAP financial measures as they are calculated and used for management purposes enhances the understanding of the Company’s results of operations that is provided through review of the GAAP financial statements by highlighting the results from continuing operations, including pre- and post-tax basis information, and the underlying profitability drivers of the Company’s business in the same way management views this supplemental information.

The following table reconciles the Company’s operating revenues to revenues for the first quarter of 2003 and 2002.

	Three months ended March 31,
(in millions)	2003	2002
Operating revenues	$788.6	$760.0
Net realized losses on investments, hedging instruments and hedged items (excluding net realized gains and losses related to securitizations)	(47.2)	(4.1)

Revenues	$741.4	$755.9

The following table reconciles the Company’s pre-tax operating earnings to income from continuing operations before federal income tax expense for the first quarter of 2003 and 2002.

	Three months ended March 31,
(in millions)	2003	2002
Pre-tax operating earnings	$130.2	$155.6
Net realized losses on investments, hedging instruments and hedged items (excluding net realized gains and losses related to securitizations)	(47.2)	(4.1)

Income from continuing operations before federal income tax expense	$83.0	$151.5

The following table reconciles the Company’s net operating earnings to net income for the first quarter of 2003 and 2002.

	Three months ended March 31,
(in millions)	2003	2002
Net operating earnings	$96.7	$114.0
Net realized losses on investments, hedging instruments and hedged items, net of tax (excluding net realized gains and losses related to securitizations)	(30.7)	(2.7)
Discontinued operations, net of tax	—	0.3

Net income	$66.0	$111.6

Sales

The Company regularly monitors and reports a production volume metric titled sales. Sales or similar measures are commonly used in the insurance industry as a measure of the volume of new and renewal business generated in a period.

Sales should not be viewed as a substitute for any financial measure determined in accordance with GAAP, including “sales” as it relates to non-insurance companies, and the Company’s definition of sales might differ from that used by other companies. As used in the insurance industry, sales, or similarly titled measures, generate customer funds managed and administered, which ultimately drive revenues. As calculated and analyzed by the Company, statutory premiums and deposits on individual and group annuities and life insurance products calculated in accordance with accounting practices prescribed or permitted by regulatory authorities and deposits on administration-only group pension plans are adjusted as described below to arrive at sales. Sales, as reported by the Company are stated net of internal replacements, which in the Company’s opinion provides a more meaningful disclosure of production in a given period. In addition, the Company’s definition of sales excludes: funding agreements issued under the Company’s medium-term note program; large case bank-owned life insurance (BOLI); large case pension plan acquisitions; and deposits into Nationwide employee and agent benefit plans. Although these products contribute to asset and earnings growth, they do not produce steady production flow that lends itself to meaningful comparisons and are therefore excluded from sales.

The Company believes that the presentation of sales as measured for management purposes enhances the understanding of the Company’s business and helps depict longer-term trends that may not be apparent in the results of operations due to differences between the timing of sales and revenue recognition.

The Company’s flagship products are marketed under The BEST of AMERICA brand, and include individual variable and group annuities, group private sector pension plans sold through Nationwide Trust Company, FSB and variable life insurance. The BEST of AMERICA products allow customers to choose from investment options managed by premier mutual fund managers. The Company has also developed private label variable and fixed annuity products in conjunction with other financial services providers that allow those providers to sell products to their own customer bases under their own brand name.

The Company also markets group deferred compensation retirement plans to employees of state and local governments for use under IRC Section 457. The Company utilizes its sponsorship by the National Association of Counties and The United States Conference of Mayors when marketing IRC Section 457 products.

Sales by product and segment for the first quarter of 2003 and 2002 are summarized as follows.

(in millions)	2003	2002
The BEST of AMERICA products	$1,154.0	$876.7
Private label annuities	177.5	221.0

Total individual variable annuity sales	1,331.5	1,097.7

Deferred fixed annuities	563.5	514.5
Income products	40.2	25.5

Total individual fixed annuity sales	603.7	540.0

Total individual annuity sales	$1,935.2	$1,637.7

The BEST of AMERICA products	$622.4	$790.6
Other	9.5	10.5

Total private sector pension plan sales	631.9	801.1
Total public sector pension plan deposits – IRC Section 457 annuities	342.4	334.8

Total institutional products sales	$974.3	$1,135.9

The BEST of AMERICA variable life series	$113.9	$126.6
Corporate-owned life insurance	260.4	314.6
Traditional/Universal life insurance	68.0	59.8

Total life insurance sales	$442.3	$501.0

Corporate – advisory services program sales	$0.5	$—

The Company sells its products through a diverse distribution network. Unaffiliated entities that sell the Company’s products to their own customer base include independent broker/dealers, wirehouse and regional firms, financial institutions, pension plan administrators and life insurance specialists. Representatives of affiliates who market products directly to a customer base include NRS, Nationwide Provident producers and TBG Financial. The Company also distributes retirement savings products through the agency distribution force of its ultimate parent company, NMIC. Representatives of certain CPA firms, which are affiliated with the Company through investment or affiliation agreements, also distribute the Company’s products and are reported under the CPA channel.

Sales by distribution channel for the first quarter of 2003 and 2002, are summarized as follows:

(in millions)	2003	2002
Non-affiliated:
Financial institutions	$1,000.6	$745.4
Independent broker/dealers	888.9	915.4
Wirehouse and regional firms	489.3	565.5
Pension plan administrators	163.6	222.0
Life insurance specialists	162.7	242.7
Affiliated:
Nationwide Retirement Solutions	351.4	342.3
Nationwide agents	160.2	160.5
TBG Financial	97.7	71.9
Nationwide Provident	36.3	8.9
CPA channel	1.6	—

Total sales	$3,352.3	$3,274.6

Sales generated by financial institutions grew 34% in first quarter of 2003 compared to a year ago, driven mainly by increased variable annuity sales including sales with allocations to the fixed option within variable annuities. The financial institutions channel is now the largest source of both variable and fixed annuity production.

The 3% decrease in sales in the independent broker/dealer channel in first quarter 2003 reflects lower demand for variable annuities and variable life insurance in light of depressed equity markets and lower sales of private sector pension plans due to a decline in average case size due to the weak equity markets and a decline in the number of new plans sold.

Sales generated by wirehouse and regional firms decreased 13% in the first quarter of 2003 to $489.3 million compared to sales of $565.5 million in first quarter 2002 due to lower sales of individual annuities and private sector pension sales.

Sales generated by pension plan administrators dropped 26% in first quarter 2003 over the same period a year ago. As the Company’s private sector pension business model continues to evolve, direct production through this channel is not expected to grow, as more new business opportunities are being created in conjunction or partnership with the independent broker/dealers, wirehouse and regional firms and financial institutions relationships.

The 33% decrease in sales generated by life insurance specialists in first quarter of 2003 compared to a year ago as the current unfavorable economic and legislative environments, which could significantly affect the tax treatment of COLI business, continues to impact the market for non-qualified deferred compensation programs.

NRS sales reflect increased rollover activity from existing participants’ previous employer sponsored plans into existing accounts, as recent pension reform legislation has expanded the portability of public sector plan assets.

TBG Financial’s sales grew by 36% in the first quarter of 2003 compared to a year ago, primarily due to the sale of a single large case.

Business Segments

The Company reports three product segments: Individual Annuity, Institutional Products and Life Insurance. In addition, the Company reports certain other revenues and expenses in a Corporate segment.

The following table summarizes pre-tax operating earnings for the Company’s business segments for the first quarter of 2002 and 2001.

	Three months ended March 31,
(in millions)	2003	2002
Individual Annuity	$35.6	$54.8
Institutional Products	48.2	56.5
Life Insurance	42.5	40.7
Corporate[1]	3.9	3.6

Pre-tax operating earnings[1]	$130.2	$155.6

[1]	Excludes net realized gains and losses on investments not related to securitizations, hedging instruments and hedged items and discontinued operations.

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

The following table summarizes certain selected financial data for the Company’s Individual Annuity segment for the periods indicated.

	Three months ended March 31,
(in millions)	2003	2002
Income Statement Data
Revenues:
Policy charges	$99.5	$119.3
Net investment income	194.9	151.4
Premiums on immediate annuities	26.4	13.2

Total operating revenues	320.8	283.9

Benefits and expenses:
Interest credited to policyholder account values	146.2	115.0
Other benefits	45.8	16.3
Amortization of DAC	45.6	52.4
Other operating expenses	47.6	45.4

Total benefits and expenses	285.2	229.1

Pre-tax operating earnings	$35.6	$54.8

Other Data
Sales:
Individual variable annuities	$1,331.5	$1,097.7
Individual fixed annuities	603.7	540.0

Total individual annuity sales	$1,935.2	$1,637.7

Average account values:
Separate account	$25,716.8	$33,239.9
General account	12,989.0	8,937.9

Total average account values	$38,705.8	$42,177.8

Account values as of period end:
Individual variable annuities	$30,327.2	$36,343.6
Individual fixed annuities	8,452.2	6,234.5

Total account values	$38,779.4	$42,578.1

GMDB – Net amount at risk, net of reinsurance	$3,318.1	$1,162.6
Pre-tax operating earnings to average account values	0.37%	0.52%

Pre-tax operating earnings totaled $35.6 million in first quarter 2003, down 35% compared to first quarter 2002 earnings of $54.8 million. An increase in interest spread income and lower amortization of DAC was offset by lower policy charges, increased policy benefits and higher operating expenses.

Asset fees decreased to $80.8 million in the first quarter of 2003, down 21% from $101.8 million in the same period a year ago. Asset fees are calculated daily and charged as a percentage of separate account values. The fluctuations in asset fees are primarily due to changes in the market value of investment options underlying the account values, which have followed the general trends of the equity markets. Average separate account values decreased 23% to $25.72 billion as of March 31, 2003 compared to $33.24 billion a year ago.

Surrender fees increased by $2.5 million to $14.4 million in the first quarter of 2003 compared to $11.9 million a year ago, primarily due to the competitive market place and sustained downturn in the equity markets.

Premiums on immediate annuities increased $13.2 million in 2003 over 2002, reflecting increased sales efforts by the Company and growth in the number of firms and distributors selling income products.

Other benefits reflect increased GMDB costs in 2003. GMDB exposure, as measured by the difference between the current contractual death benefit and account value, net of reinsurance, increased to $3.32 billion from $2.96 billion at December 31, 2002. As a result of the increase in exposure and higher claims activity in first quarter 2003, the Company strengthened reserves by $11.9 million in 2003 to meet the current estimate of future net claims in excess of fees. The growth in other benefits also reflects increased reserves for immediate annuities consistent with the growth in premium income.

Other operating expenses were $47.6 million in first quarter 2003, an increase of 5% over first quarter 2002. The increase reflects growth in the number of contracts in-force and an increase in employee benefit and pension costs.

Interest spread income is comprised of net investment income less interest credited to policyholder account values. Interest spread income can vary depending on crediting rates offered by the Company, performance of the investment portfolio, including the rate of prepayments, changes in market interest rates, the competitive environment and other factors.

Interest spread income grew 34% to $48.7 million from $36.4 million a year ago. The growth was driven by a 45% increase in average general account assets, the result of growth in the individual fixed annuity business, as well as increased customer allocations to the guaranteed fixed options on individual annuities. During the first quarter of 2003, 58% of new individual variable annuity sales were allocated to the guaranteed fixed option.

The following table depicts the interest spread on average general values for the periods indicated.

	Three months ended March 31,
	2003	2002
Net investment income	6.22%	7.24%
Interest credited	4.50	5.15

Interest spread on average general account values	1.72%	2.09%

Although interest spread income was higher, interest spread margins compressed during the quarter to 172 basis points in the current quarter compared to 209 basis points a year ago. The current interest rate environment limited the ability to adjust crediting rates due to the interest rate floors contained in annuity contracts. Included in the current quarter were 6 basis points, or $2.0 million, of prepayment income on mortgage loans and bonds compared to 3 basis points, or $0.7 million, a year ago. For the full year 2003, the Company expects the trend of tighter interest spread margins to continue and is currently forecasting full year interest spread margins of 145 to 150 basis points, including a nominal level of prepayment activity.

The Company has taken action to address the current low interest rate environment and the impact on interest spread margins. In March 2003, the Company lowered commission rates for individual fixed annuities and during second quarter 2003 the Company is invoking contractual provisions that should limit the amount of variable annuity deposits allocated to the guaranteed fixed option.

Individual Annuity sales totaled $1.94 billion during first quarter 2003, up 18% from $1.64 billion a year ago. Variable annuity production grew 21% to $1.33 billion in 2003, with 58% allocated to the guaranteed fixed options, as appeal of fixed guaranteed interest rates to consumers remained very strong. Fixed annuity sales reached $603.7 million in first quarter 2003, a 12% increase from a year ago.

Individual Annuity segment deposits in first quarter 2003 of $1.87 billion offset by withdrawals and surrenders totaling $1.14 billion generated net flows of $729.6 million compared to the $531.4 million achieved a year ago, reflecting the growth in sales.

The decrease in pre-tax operating earnings to average account values in first quarter 2003 compared to first quarter 2002 is primarily a result of lower interest spreads on average general account values and increased GMDB costs.

Institutional Products

The Institutional Products segment is comprised of the Company’s private and public sector group retirement plans and medium-term note program and structured products initiatives. The private sector includes the 401(k) business generated through variable and fixed group annuities. The public sector includes the IRC Section 457 business in the form of fixed and variable annuities.

Institutional Products sales do not include business generated through the Company’s medium-term note program, large case pension plan acquisitions and Nationwide employee and agent benefit plans, however the income statement data does reflect this business.

The following table summarizes certain selected financial data for the Company’s Institutional Products segment for the periods indicated.

	Three months ended March 31,
(in millions)	2003	2002
Income Statement Data
Revenues:
Policy charges	$35.3	$50.0
Net investment income	197.4	196.4
Other	2.5	3.5

Total operating revenue	235.2	249.9

Benefits and expenses:
Interest credited to policyholder account values	130.3	133.2
Amortization of DAC	11.7	10.2
Other operating expenses	45.0	50.0

Total benefits and expenses	187.0	193.4

Pre-tax operating earnings	$48.2	$56.5

Other Data
Sales:
Private sector pension plans	$631.9	$801.1
Public sector pension plans	342.4	334.8

Total institutional products sales	$974.3	$1,135.9

Average account values:
Separate account	$16,500.0	$21,818.9
General account	13,512.5	12,047.1
Total average account values	$30,012.5	$33,866.0

Account values as of period end:
Private sector pension plans	$13,478.8	$16,336.3
Public sector pension plans	12,012.6	13,869.9
Funding agreements backing medium-term notes	4,397.6	3,703.4

Total account values	$29,889.0	$33,909.6

Pre-tax operating earnings to average account values[1]	0.64%	0.67%

[1]	Excludes pre-tax operating earnings from structured products as there are no account values associated with structured products.

Pre-tax operating earnings totaled $48.2 million in the quarter ended March 31, 2002, down 15% compared to the pre-tax operating earnings of $56.5 million reported a year ago, as increased interest spread was offset by lower policy charges and higher amortization of policy acquisition costs.

Asset fees declined 24% to $30.9 million in the first quarter of 2003 compared to $40.9 million in the quarter a year ago. The decline was driven by a 24% decrease in average separate account values in the quarter compared to a year ago due to market depreciation and a shift in product mix to non-annuity products.

Administrative fees declined by $4.4 million in first quarter 2003 compared to first quarter 2002 primarily attributable to $3.6 million of fees related to a terminated case in the first quarter of 2002 and lower average account values on public sector pension plans in the current period.

Interest spread income is comprised of net investment income less interest credited to policyholder account values. Interest spreads vary depending on crediting rates offered by the Company, performance of the investment portfolio, including the rate of prepayments, changes in market interest rates, the competitive environment and other factors.

Interest spread income was $3.9 million higher in the first quarter of 2003 compared to the first quarter of 2002 driven by higher average general account values, partially offset by lower interest spread margins, as the Company did not lower crediting rates as quickly as investment yields declined, as fixed rates are generally reset quarterly, whereas deferrals to the fixed account occur throughout the quarter. The increase in average general account values was led by growth in the medium-term note program and an increase in participant allocations to the fixed option of the Company’s retirement plan offerings.

The following table depicts the interest spread on general account values for the periods indicated.

	Three months ended March 31,
	2003	2002
Net investment income	5.84%	6.52%
Interest credited	3.86%	4.42%

Interest spread on average general account values	1.98%	2.10%

Interest spread fell to 198 basis points in the first quarter of 2003 compared to 210 basis points a year ago. Included in the current quarter were 8 basis points, or $2.8 million, of prepayment income on mortgage loans and bonds compared to 10 basis points, or $3.1 million, a year ago. For the full year 2003, the Company expects the trend of tighter interest spread margins to continue and is currently forecasting full year interest spread margins of 170 to 175 basis points, including a nominal level of prepayment activity.

Institutional Products sales during first quarter 2003 reached $974.3 million compared to sales of $1.14 billion in first quarter 2002. Private sector pension sales of $631.9 million declined 21% from a year ago as the weak equity markets have driven the average case size lower for new plans and the number of new plans sold declined, reflecting the weak economic environment. In addition, an increasing percentage of sales are sold as trust products offered by an affiliate, Nationwide Trust Company, FSB. Public sector pension sales of $342.4 million were 2% higher than a year ago. Sales have been driven by increased rollover activity from existing participants’ previous employer sponsored plans into existing accounts, as recent pension reform legislation implemented has expanded the portability of public plan assets.

Institutional Products segment deposits in first quarter 2003 of $1.15 billion, offset by participant withdrawals and surrenders totaling $986.8 million, generated net flows from participant activity of $158.3 million compared to negative net flows of $162.3 million. The improvement was primarily driven by an increase in deposits to Nationwide employee and agent benefit plans and lower surrender activity.

Pre-tax operating earnings to average account values for first quarter 2003 declined from a year ago, primarily reflecting lower interest spread margins.

Life Insurance

The Life Insurance segment consists of investment life products, including individual variable life and corporate-owned life insurance (COLI) products, traditional life insurance products and universal life insurance. Life insurance products provide a death benefit and generally also allow the customer to build cash value on a tax-advantaged basis.

The following table summarizes certain selected financial data for the Company’s Life Insurance segment for the periods indicated.

	Three months ended March 31,
(in millions)	2003	2002
Income Statement Data
Revenues:
Policy charges	$88.1	$87.3
Net investment income	80.5	80.0
Life insurance premiums	48.9	47.4
Total operating revenues	217.5	214.7
Benefits and expenses:
Life benefits and policyholder dividends	110.1	113.5
Amortization of DAC	22.0	20.9
Other operating expenses	42.9	39.6
Total benefits	175.0	174.0

Pre-tax operating earnings	$42.5	$40.7

Other Data
Sales:
The BEST of AMERICA variable life series	$113.9	$126.6
Corporate-owned life insurance	260.4	314.6
Traditional/Universal life insurance	68.0	59.8

Total life insurance sales	$442.3	$501.0

Policy reserves as of period end:
Individual investment life insurance	$2,119.1	$2,291.1
Corporate investment life insurance	3,851.2	3,545.7
Traditional life insurance	1,946.5	1,890.8
Universal life insurance	837.4	793.1

Total policy reserves	$8,754.2	$8,520.7

Life insurance in-force as of period end:
Individual investment life insurance	$33,794.1	$31,789.4
Corporate investment life insurance	8,958.7	8,394.9
Traditional life insurance	23,556.7	24,625.1
Universal life insurance	7,926.3	7,766.8

Total insurance in-force	$74,235.8	$72,576.2

Life Insurance segment pre-tax operating earnings increased 4% to $42.5 million in first quarter 2003, up from $40.7 million a year ago. Investment life pre-tax operating earnings of $25.2 million in the quarter were up 17% from $21.5 million a year ago driven by an increase in policy charges from a growing block of insurance in-force which was partially offset by an increase in operating expenses.

Policy charges increased 1% to $88.1 million in first quarter 2003 compared to $87.3 million in first quarter 2002. Cost of insurance charges, which are assessed on the amount of insurance in-force in excess of the related policyholder account value, increased 13% in first quarter 2003 and reflect a growing block of investment life business, as insurance in-force increased 6% to $42.75 billion in first quarter 2003 compared to $40.18 billion in first quarter 2002.

Life benefits and policyholder dividends decreased 3% to $110.1 million in first quarter 2003 compared to a year ago, reflecting improved mortality experience.

Amortization of DAC increased $1.1 million in first quarter 2003 compared to first quarter 2002, primarily reflecting growth in investment life insurance earnings.

Other operating expenses were $42.9 million in first quarter 2003, up 8% from first quarter 2002, primarily due to higher employee benefit and pension costs.

First quarter life insurance sales totaled $442.3 million, 12% lower than a year ago. Individual variable life sales continue to be adversely impacted by the sluggish equity markets and consumer preference for fixed products. COLI sales declined 17% from the prior year as the current economic and legislative environments, which could significantly affect the tax treatment of COLI business, continue to impact the market for non-qualified deferred compensation programs.

Corporate

The Corporate segment consists of net investment income not allocated to the three product segments, interest expense on debt, unallocated expenses and advisory services.

The following table summarizes certain selected financial data for the Company’s Corporate segment for the periods indicated.

	Three months ended March 31,
(in millions)	2003	2002
Income Statement Data
Operating revenues	$15.1	$11.5
Interest expense on debt	11.8	5.7
Other operating income (expenses)	0.6	(2.2)

Pre-tax operating earnings	3.9	3.6

Net realized losses on investments not related to securitizations, hedging instruments and hedged items and discontinued operations	(47.2)	(4.1)

Income from continuing operations before federal income taxes	$(43.3)	$(0.5)

The increase in operating revenues in first quarter 2003 reflects an increase in net investment income primarily attributable to income earned on the proceeds from the $200.0 million capital contribution from NFS in February 2003, partially offset by lower yields on investments.

The additional interest expense in first quarter 2003 reflects the June 2002 surplus note offerings, offset by lower utilization of commercial paper borrowings.

In addition to these operating revenues and expenses, the Company also reports net realized gains and losses on investments not related to securitizations, hedging instruments and hedged items in the Corporate segment. Losses from other-than-temporary impairments were $63.7 million in the first quarter of 2003, compared to $8.8 million in first quarter 2002. Included in 2003 were $24.1 million of impairments related to airline industry fixed maturity securities, including $2.1 million of net realized losses on disposals, and $5.3 million related to equity securities, including $5.1 million related to mutual fund seed money managed by a related party. Non-impairment related net realized gains on investments, hedging instruments and hedged items totaled $16.5 million in first quarter 2003 compared to $4.7million of net realized gains in first quarter 2002.

An analysis of net realized losses on investments, hedging instruments and hedged items from continuing operations, by source follows for the periods indicated:

	Three months ended March 31,
(in millions)	2003	2002
Realized gains on sales, net of hedging losses:
Fixed maturity securities, available-for-sale	$22.8	$3.7
Hedging losses on fixed maturity sales	(5.9)	(0.3)
Equity securities, available-for-sale	0.4	—
Real estate	0.3	4.8
Mortgage loans on real estate	0.1	—

Total realized gains on sales – unrelated parties	17.7	8.2

Realized losses on sales, net of hedging gains:
Fixed maturity securities, available-for-sale	(7.6)	(4.4)
Hedging gains on fixed maturity sales	4.3	0.5
Equity securities, available-for-sale	(0.3)	—
Real estate	(0.3)	(0.1)
Mortgage loans on real estate	—	(0.9)
Other	(0.5)	(0.2)

Total realized losses on sales – unrelated parties	(4.4)	(5.1)

Other-than-temporary impairments:
Fixed maturity securities, available-for-sale	(58.4)	(4.5)
Equity securities, available-for-sale	(5.3)	—
Real estate	—	(2.1)
Mortgage loans on real estate	—	(2.2)

Total other-than-temporary impairments	(63.7)	(8.8)

Credit default swaps	1.4	(1.2)
Derivatives, excluding hedging gains and losses on sales, and credit default swaps	1.8	2.8

Net realized losses on investments, hedging instruments and hedged items	$(47.2)	$(4.1)

Related Party Transactions

See note 6 to the unaudited consolidated financial statements, included in Part I, Item 1 – Unaudited Consolidated Financial Statements of this report, for a discussion of related party transactions.

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

To date, the Company has sold $125.3 million of credit enhanced equity interests in Low Income Housing Tax Credit Funds (Tax Credit Funds) to unrelated third parties. The Company guaranteed cumulative after-tax yields to third party investors ranging from 5.15% to 5.25%. These guarantees are in effect for approximately 15 years. The Tax Credit Funds will provide a stream of tax benefits to the investors that will generate a yield and return of capital. To the extent that the tax benefits are not sufficient to provide these cumulative after-tax yields, then the Company must fund any shortfall, which is mitigated by cash reserves established by the Company at the inception of the transactions.

The maximum amount of undiscounted future payments that the Company could be required to pay the investors under the terms of the guarantees is $368.7 million. The Company does not anticipate making any payments related to the guarantees.

At the time of the sales, $4.9 million of net sale proceeds were set aside as collateral for certain properties owned by the Tax Credit Funds that had not met all of the criteria necessary to generate tax credits. Such criteria include completion of construction and the leasing of each unit to a qualified tenant among other criteria. Properties meeting the necessary criteria are considered to have “stabilized.” The properties are evaluated regularly and upon stabilizing, the collateral is released. Through March 31, 2003, $2.3 million of stabilization collateral had been released into income, including $1.8 million in the first quarter of 2003.

To the extent there are cash deficits in any specific property owned by the Tax Credit Funds, property reserves, property operating guarantees and reserves held by the Tax Credit Funds are exhausted before the Company is required to perform under its guarantees. To the extent the Company is ever required to perform under its guarantees, it may recover any such funding out of the cash flow distributed from the sale of any and/or all of the underlying properties of the Tax Credit Funds. This cash flow distribution would be paid to the Company prior to any cash flow distributions to unrelated third party investors

ITEM 3 Quantitative and Qualitative Disclosures About Market Risk

There have been no material changes in market risk exposures that affect the quantitative and qualitative disclosures presented in NLIC’s Annual Report on Form 10-K for the year ended December 31, 2002.

ITEM 4 Controls and Procedures

(a)	The Company’s Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-14(c) and 15d-14(c) under the Exchange Act) as of a date within 90 days prior to the filing date of this Quarterly Report (the “Evaluation Date”). Based on such evaluation, such officers have concluded that, as of the Evaluation Date, the Company’s disclosure controls and procedures are effective.

(b)	There have been no significant changes in our internal controls or in other factors that could significantly affect such controls since the Evaluation Date.

PART II – OTHER INFORMATION

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

On October 29, 1998, the Company was named in a lawsuit filed in Ohio state court related to the sale of deferred annuity products for use as investments in tax-deferred contributory retirement plans (Mercedes Castillo v. Nationwide Financial Services, Inc., Nationwide Life Insurance Company and Nationwide Life and Annuity Insurance Company). On May 3, 1999, the complaint was amended to, among other things, add Marcus Shore as a second plaintiff. The amended complaint was brought as a class action on behalf of all persons who purchased individual deferred annuity contracts or participated in group annuity contracts sold by the Company and the other named Company affiliates, which were allegedly used to fund certain tax-deferred retirement plans. The amended complaint seeks unspecified compensatory and punitive damages. On June 11, 1999, the Company and other named defendants filed a motion to dismiss the amended complaint. On March 8, 2000, the Court denied the motion to dismiss the amended complaint filed by the Company and other named defendants. On January 25, 2002, the plaintiffs filed a motion for leave to amend their complaint to add three new named plaintiffs. On February 9, 2002, the plaintiffs filed a motion for class certification. On April 16, 2002, the Company filed a motion for summary judgment on the individual claims of plaintiff Mercedes Castillo. On May 28, 2002, the Court granted the motion of Marcus Shore to withdraw as a named plaintiff and denied plaintiffs’ motion to add new persons as named plaintiffs, so the action is now proceeding with Mercedes Castillo as the only named plaintiff. On November 4, 2002, the Court issued a decision granting the Company’s motion for summary judgment on all of plaintiff Mercedes Castillo’s individual claims, and ruling that plaintiff’s motion for class certification is moot. Judgment for the Company was entered on November 15, 2002. On December 16, 2002, plaintiff Mercedes Castillo filed a notice of appeal from the Court’s orders (a) granting the Company’s motion for summary judgment; and (b) denying Castillo’s motion for leave to amend the complaint to add three new named plaintiffs. Castillo filed a brief on appeal on March 14, 2003. The Company filed a responsive brief on April 21, 2003 and plaintiff’s reply brief is due in mid-May, 2003. The Company intends to defend this lawsuit vigorously.

On August 15, 2001, the Company was named in a lawsuit filed in Connecticut federal court titled Lou Haddock, as trustee of the Flyte Tool & Die, Incorporated Deferred Compensation Plan, et al v. Nationwide Financial Services, Inc. and Nationwide Life Insurance Company. On September 6, 2001, the plaintiffs amended their complaint to include class action allegations. The plaintiffs seek to represent a class of retirement plans that purchased variable annuities from NLIC to fund qualified ERISA retirement plans. The amended complaint alleges that the retirement plans purchased variable annuity contracts from the Company that allowed plan participants to invest in funds that were offered by separate mutual fund companies; that the Company was a fiduciary under ERISA and that the Company breached its fiduciary duty when it accepted certain fees from the mutual fund companies that purportedly were never disclosed by the Company; and that the Company violated ERISA by replacing many of the funds originally included in the plaintiff’s annuities with “inferior” funds because the new funds purportedly paid higher fees to the Company. The amended complaint seeks disgorgement of the fees allegedly received by the Company and other unspecified compensatory damages, declaratory and injunctive relief and attorney’s fees. On December 3, 2001, the plaintiffs filed a motion for class certification. The Company is opposing that motion. The Company’s Motion to Dismiss was denied on September 11, 2002. On January 14, 2003, plaintiffs filed a motion to file a second amended complaint and the motion was granted on February 21, 2003. The second amended complaint removed the claims against the Company concerning a violation of ERISA through the replacement of many of the funds originally included in the plaintiff’s annuities with “inferior” funds that purportedly paid higher fees to the Company. On April 14, 2003, plaintiffs filed a motion for leave to file a third amended complaint, which has not yet been granted by the Court. The third amended complaint does not include claims against the Company explicitly alleging a violation of ERISA through misrepresentation, breach of contract, or the replacement of funds originally included in the plaintiffs’ annuities with “inferior” funds that purportedly paid higher fees to the Company. The Company intends to defend this lawsuit vigorously.

On May 1, 2003, a class action was filed against NLIC in the United States District Court for the Eastern District of Louisiana, entitled Edward Miller, Individually, and on behalf of all others similarly situated, v. Nationwide Life Insurance Company. The Complaint alleges that in November 2001, plaintiff Edward Miller purchased a group modified single premium variable annuity issued by NLIC. Plaintiff alleges that NLIC represented in its prospectus and promised in its annuity contract that contract holders could transfer assets without charge among the various funds offered in the contracts, that the transfer rights of contract holders could not be modified and that NLIC’s expense charges under the contracts were fixed. Plaintiff claims that NLIC has breached the contracts and violated federal securities laws by imposing trading fees on transfers that were supposed to have been without charge. Plaintiff seeks compensatory damages and rescission on behalf of himself and a class of persons who purchased this type of annuity or similar products issued by NLIC between May 1, 2001 and April 30, 2002 inclusive and were allegedly damaged by paying transfer fees. This case is in a very preliminary stage, and NLIC intends to defend it vigorously.

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

10.23

Form of Employment Agreement between Nationwide Mutual Insurance Company and Robert A. Rosholt (previously filed as Exhibit 10.30 to Form 10-Q. Commission File Number 1-12785, filed May 14, 2003, and incorporated herein by reference).

99.1	Certification of W.G. Jurgensen pursuant to 18 U.S.C. section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002.

99.2	Certification of Mark R. Thresher pursuant to 18 U.S.C. section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002.

(b)	Reports on Form 8-K:

On February 4, 2003, the Company filed a Current Report on Form 8-K reporting the unaudited condensed consolidated financial information of the Company as of December 31, 2002.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NATIONWIDE LIFE INSURANCE COMPANY (Registrant)

Date: May 14, 2003	/s/ MARK R. THRESHER
Mark R. Thresher Senior Vice President – Chief Financial Officer

CERTIFICATIONS

I, W.G. Jurgensen, Chief Executive Officer of Nationwide Life Insurance Company, certify that:

1.	I have reviewed this Quarterly Report on Form 10-Q of Nationwide Life Insurance Company;

2.	Based on my knowledge, this Quarterly Report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this Quarterly Report;

3.	Based on my knowledge, the financial statements, and other financial information included in this Quarterly Report fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this Quarterly Report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this Quarterly Report is being prepared;

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

6.	The registrant’s other certifying officers and I have indicated in this Quarterly Report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: May 14, 2003

/s/ W.G. JURGENSEN
Name: Title:	W.G. Jurgensen Chief Executive Officer

I, Mark R. Thresher, Chief Financial Officer of Nationwide Life Insurance Company, certify that:

1.	I have reviewed this Quarterly Report on Form 10-Q of Nationwide Life Insurance Company;

2.	Based on my knowledge, this Quarterly Report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this Quarterly Report;

3.	Based on my knowledge, the financial statements, and other financial information included in this Quarterly Report fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this Quarterly Report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this Quarterly Report is being prepared;

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

6.	The registrant’s other certifying officers and I have indicated in this Quarterly Report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: May 14, 2003

/s/ MARK R. THRESHER
Name: Title:	Mark R. Thresher Chief Financial Officer