Form 10-Q
period 2003-06-30
NATIONWIDE LIFE INSURANCE CO
filed 2003-08-12
CIK 205695

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2003

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

All voting stock was held by affiliates of the Registrant on August 1, 2003.

COMMON STOCK (par value $1 per share)—3,814,779 shares issued and outstanding as of August 1, 2003 (Title of Class)

The Registrant meets the conditions set forth in General Instruction H(1)(a) and (b) of Form 10-Q and is therefore filing this Form with the reduced disclosure format.

NATIONWIDE LIFE INSURANCE COMPANY AND SUBSIDIARIES

FORM 10-Q

PART I—FINANCIAL INFORMATION

ITEM 1 Unaudited Consolidated Financial Statements

NATIONWIDE LIFE INSURANCE COMPANY AND SUBSIDIARIES

(A wholly owned subsidiary of Nationwide Financial Services, Inc.)

Consolidated Statements of Income

(Unaudited)

(in millions)

	Three months ended June 30,		Six months ended June 30,
	2003	2002	2003	2002
Revenues
Policy charges	$228.9	$254.8	$451.8	$511.3
Life insurance premiums	70.5	64.0	145.8	124.7
Net investment income	496.1	447.0	984.0	886.2
Net realized losses on investments, hedging instruments and hedged items	(26.1)	(41.4)	(73.4)	(45.5)
Other	3.0	0.4	5.5	4.0

Total revenues	772.4	724.8	1,513.7	1,480.7

Benefits and expenses
Interest credited to policyholder account values	328.4	301.9	651.1	595.8
Other benefits and claims	88.2	78.1	187.1	150.6
Policyholder dividends on participating policies	9.6	10.2	20.5	21.9
Amortization of deferred policy acquisition costs	94.2	84.3	173.5	167.8
Interest expense on debt, primarily with a related party	11.8	6.0	23.6	11.7
Other operating expenses	133.4	128.0	268.1	265.1

Total benefits and expenses	665.6	608.5	1,323.9	1,212.9

Income from continuing operations before federal income tax expense	106.8	116.3	189.8	267.8
Federal income tax expense	25.2	27.8	42.2	68.0

Income from continuing operations	81.6	88.5	147.6	199.8
Income from discontinued operations, net of tax	—	0.4	—	0.7

Net income	$81.6	$88.9	$147.6	$200.5

See accompanying notes to unaudited consolidated financial statements, including note 7 which describes related party transactions.

NATIONWIDE LIFE INSURANCE COMPANY AND SUBSIDIARIES

(A wholly owned subsidiary of Nationwide Financial Services, Inc.)

Consolidated Balance Sheets

(in millions, except share amounts)

	June 30, 2003	December 31, 2002
	(unaudited)
Assets
Investments:
Securities available-for-sale, at fair value:
Fixed maturity securities (cost $26,414.3 in 2003; $23,134.3 in 2002)	$27,887.1	$24,169.0
Equity securities (cost $66.2 in 2003; $85.1 in 2002)	75.6	84.3
Mortgage loans on real estate, net	8,127.2	7,923.2
Real estate, net	104.6	116.6
Policy loans	636.4	629.2
Other long-term investments	133.9	137.5
Short-term investments, including amounts managed by a related party	1,434.1	1,210.3

Total invested assets	38,398.9	34,270.1

Cash	1.2	0.9
Accrued investment income	363.8	328.7
Deferred policy acquisition costs	2,981.4	2,971.1
Other assets	1,885.2	1,243.6
Assets held in separate accounts	51,197.2	47,208.2

Total assets	$94,827.7	$86,022.6

Liabilities and Shareholder’s Equity
Future policy benefits and claims	$34,683.4	$31,679.8
Short-term debt	300.0	—
Long-term debt, payable to Nationwide Financial Services, Inc. (NFS)	600.0	600.0
Other liabilities	3,941.8	2,985.8
Liabilities related to separate accounts	51,197.2	47,208.2

Total liabilities	90,722.4	82,473.8

Shareholder's equity:
Capital shares, $1 par value. Authorized 5.0 million shares; 3.8 million shares issued and outstanding	3.8	3.8
Additional paid-in capital	371.1	171.1
Retained earnings	3,127.2	2,979.6
Accumulated other comprehensive income	603.2	394.3

Total shareholder's equity	4,105.3	3,548.8

Total liabilities and shareholder's equity	$94,827.7	$86,022.6

See accompanying notes to unaudited consolidated financial statements, including note 7 which describes related party transactions.

NATIONWIDE LIFE INSURANCE COMPANY AND SUBSIDIARIES

(A wholly owned subsidiary of Nationwide Financial Services, Inc.)

Consolidated Statements of Shareholders’ Equity

(Unaudited)

Six Months Ended June 30, 2003 and 2002

(in millions)

	Capital shares	Additional paid-in capital	Retained earnings	Accumlated other comprehensive income	Total shareholders’ equity
Balance as of January 1, 2002	$3.8	$646.1	$2,863.1	$204.7	$3,717.7

Comprehensive income:
Net income	—	—	200.5	—	200.5
Net unrealized gains on securities available-for-sale arising during the period, net of tax	—	—	—	81.0	81.0
Accumulated net gains on cash flow hedges, net of tax	—	—	—	9.6	9.6

Total comprehensive income					291.1

Returns of capital to shareholder	—	(475.0)	—	—	(475.0)
Dividends to shareholder	—	—	(45.0)	—	(45.0)

Balance as of June 30, 2002	$3.8	$171.1	$3,018.6	$295.3	$3,488.8

Balance as of January 1, 2003	$3.8	$171.1	$2,979.6	$394.3	$3,548.8

Comprehensive income:
Net income	—	—	147.6	—	147.6
Net unrealized gains on securities available-for-sale arising during the period, net of tax	—	—	—	207.6	207.6
Accumulated net gains on cash flow hedges, net of tax	—	—	—	1.3	1.3

Total comprehensive income					356.5

Contributed capital	—	200.0	—	—	200.0
Dividends to shareholder	—	—	—	—	—

Balance as of June 30, 2003	$3.8	$371.1	$3,127.2	$603.2	$4,105.3

See accompanying notes to unaudited consolidated financial statements, including note 7 which describes related party transactions.

NATIONWIDE LIFE INSURANCE COMPANY AND SUBSIDIARIES

(A wholly owned subsidiary of Nationwide Financial Services, Inc.)

Consolidated Statements of Cash Flows

(unaudited)

Six Months Ended June 30, 2003 and 2002

(in millions)

	2003	2002
Cash flows from operating activities
Net income	$147.6	$200.5
Adjustments to reconcile net income to net cash provided by operating activities:
Income from discontinued operations	—	(0.7)
Interest credited to policyholder account values	651.1	595.8
Capitalization of deferred policy acquisition costs	(311.8)	(336.2)
Amortization of deferred policy acquisition costs	173.5	167.8
Amortization and depreciation	26.6	(5.9)
Realized losses on investments, hedging instruments and hedged items	73.4	45.5
(Increase) decrease in accrued investment income	(35.1)	1.9
Increase in other assets	(652.2)	(235.2)
Increase in policy liabilities	46.6	17.6
Increase in other liabilities	486.4	401.2
Other, net	13.7	31.0

Net cash provided by continuing operations	619.8	883.3
Net cash provided by discontinued operations	—	0.7

Net cash provided by operating activities	619.8	884.0

Cash flows from investing activities
Proceeds from maturity of securities available-for-sale	1,961.7	2,116.2
Proceeds from sale of securities available-for-sale	1,045.4	917.8
Proceeds from repayments of mortgage loans on real estate	496.1	464.4
Proceeds from sale of real estate	15.7	30.9
Proceeds from repayments of policy loans and sale of other invested assets	34.7	29.3
Cost of securities available-for-sale acquired	(6,135.8)	(4,625.3)
Cost of mortgage loans on real estate acquired	(689.3)	(928.3)
Cost of real estate acquired	(1.3)	(0.3)
Short-term investments, net	(214.5)	38.8
Disposal of subsidiary, net of cash	—	(20.0)
Collateral—securities lending, net	349.1	(189.9)
Other, net	(283.4)	(175.6)

Net cash used in investing activities	(3,421.6)	(2,342.0)

Cash flows from financing activities
Net change in short-term debt	300.0	(100.0)
Net proceeds from issuance of long-term debt to NFS	—	300.0
Contributed capital	200.0	—
Capital returned to shareholder	—	(475.0)
Cash dividend paid to shareholder	—	(35.0)
Increase in investment and universal life insurance product account values	3,020.8	3,268.1
Decrease in investment and universal life insurance product account values	(718.7)	(1,517.4)

Net cash provided by financing activities	2,802.1	1,440.7

Net increase (decrease) in cash	0.3	(17.3)
Cash, beginning of period	0.9	22.6

Cash, end of period	$1.2	$5.3

See accompanying notes to unaudited consolidated financial statements, including note 7 which describes related party transactions.

NATIONWIDE LIFE INSURANCE COMPANY AND SUBSIDIARIES

(a wholly owned subsidiary of Nationwide Financial Services, Inc.)

Notes to Unaudited Consolidated Financial Statements

June 30, 2003 and 2002

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

(2)	Recently Issued Accounting Pronouncements

In July 2003, the American Institute of Certified Public Accountants issued Statement of Position 03-1, Accounting and Reporting by Insurance Enterprises for Certain Nontraditional Long-Duration Contracts and for Separate Accounts (SOP 03-1). SOP 03-1 addresses a number of topics; the most significant of which is the accounting for contracts with guaranteed minimum death benefits (GMDB). SOP 03-1 requires companies to evaluate the significance of the GMDB benefit to determine whether the contract should be accounted for as an investment or insurance contract. For contracts determined to be insurance contracts, companies are required to establish a reserve to recognize a portion of the assessment (revenue) that compensates the insurance company for benefits to be provided in future periods. SOP 03-1 also provides guidance on separate account presentation, interest in separate accounts, gains and losses on the transfer of assets from the general account to a separate account, liability valuation, return based on a contractually referenced pool of assets or index, annuitization options and sales inducements to contract holders. The Company continues to evaluate the impact that SOP 03-1 will have on its financial results. Based on our current interpretation, we expect that adoption of SOP 03-1 could result in an increase in the Company’s current GMDB reserve by approximately $15.0 million to $20.0 million, resulting in total reserve of approximately $35.0 million to $40.0 million. SOP 03-1 becomes effective January 1, 2004.

In May 2003, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity (SFAS 150). SFAS 150 establishes standards for the classification and measurement of certain freestanding financial instruments that embody obligations of the issuer and have characteristics of both liabilities and equity. Further, SFAS 150 requires disclosure regarding the terms of those instruments and settlement alternatives. The guidance in SFAS 150 is generally effective for financial instruments entered into or modified after May 31, 2003, and otherwise effective at the beginning of the first interim period beginning after June 15, 2003. Adjustments required as a result of the application of SFAS 150 to existing instruments should be reported as a cumulative effect of a change in accounting principle. The adoption of SFAS 150 on July 1, 2003 did not have any impact on the financial position of the Company.

In April 2003, the FASB released SFAS No. 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities (SFAS 149). SFAS 149 amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities (SFAS 133). SFAS 149 is generally effective for contracts entered into or modified after June 30, 2003. The adoption of SFAS 149 on July 1, 2003 did not have a material impact on the financial position of the Company.

NATIONWIDE LIFE INSURANCE COMPANY AND SUBSIDIARIES

(a wholly owned subsidiary of Nationwide Financial Services, Inc.)

Notes to Unaudited Consolidated Financial Statements, Continued

In April 2003, the FASB released Statement 133 Implementation Issue B36, Embedded Derivatives: Modified Coinsurance Arrangements and Debt Instruments That Incorporate Credit Risk Exposures That Are Unrelated or Only Partially Related to the Creditworthiness of the Obligor under Those Instruments (DIG B36). DIG B36 addresses the need to separately account for an embedded derivative within a reinsurer’s receivable and ceding company’s payable arising from modified coinsurance or similar arrangements. Paragraph 12.a. of SFAS 133 indicates that an embedded derivative must be separated from the host contract (bifurcated) if the economic characteristics and risks of the embedded derivative instrument are not clearly and closely related to the economic characteristics and risks of the host contract. DIG B36 concludes that bifurcation is necessary in a modified coinsurance arrangement because the yield on the receivable and payable is based on a specified proportion of the ceding company’s return on either its general account assets or a specified block of those assets, rather than the overall creditworthiness of the ceding company. The effective date of implementation is the first day of the first fiscal quarter beginning after September 15, 2003 (October 1, 2003 for the Company), with earlier application as of the beginning of a fiscal quarter permitted. The Company currently expects to adopt DIG B36 on October 1, 2003 and is evaluating the impact that this guidance will have on its financial results. The impact of adopting DIG B36, if material, is to be reported as a cumulative-effect-type adjustment of net income. As of June 30, 2003, the Company held $219.4 million of general account reserves under modified coinsurance arrangements.

In January 2003, the FASB issued Interpretation No. 46, Consolidation of Variable Interest Entities—an interpretation of ARB No. 51 (FIN 46). Accounting Research Bulletin No. 51, Consolidated Financial Statements (ARB 51) states that consolidation is usually necessary when a company has a “controlling financial interest” in another company, a condition most commonly achieved via ownership of a majority voting interest. FIN 46 clarifies the application of ARB 51, to certain “variable interest entities” (VIE) where (i) the equity investors are not empowered to make sufficient decisions about the entity’s operations, or do not receive expected returns or absorb expected losses commensurate with their equity ownership; or (ii) do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. VIEs are consolidated by their primary beneficiary, which is a party having a majority of the entity’s expected losses, expected residual returns, or both. A company holding a significant variable interest in a VIE, but not deemed the primary beneficiary is subject to certain disclosure requirements specified by FIN 46. FIN 46 applies to entities formed after January 31, 2003, and to VIEs in which an enterprise obtains an interest after that date. For VIEs where an enterprise holds a variable interest that it acquired prior to February 1, 2003, FIN 46 applies in the interim period beginning after June 15, 2003 and early adoption is permitted. FIN 46 may be applied on a prospective basis with a cumulative-effect adjustment made as of the date of initial application or by restating previously issued financial statements for one or more years with a cumulative-effect adjustment as of the beginning of the first year restated. The adoption of FIN 46 on July 1, 2003 did not have a material impact on the results of operations or financial position of the Company.

In November 2002, the FASB issued Interpretation No. 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others—an interpretation of FASB Statements No. 5, 57, and 107 and rescission of FASB Interpretation No. 34 (FIN 45). FIN 45 requires a guarantor to provide more detailed interim and annual financial statement disclosures about obligations under certain guarantees it has issued. It also requires a guarantor to recognize, at the inception of new guarantees issued or modified after December 31, 2002, a liability for the fair value of the obligation undertaken in issuing the guarantee. Although superceded by FIN 45, the guidance provided in FASB Interpretation No. 34, Disclosure of Indirect Guarantees of Indebtedness of Others has been incorporated into FIN 45 without change. The adoption of FIN 45 on January 1, 2003 did not have a material impact on the financial position or results of operations of the Company.

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

Comprehensive income includes net income as well as certain items that are reported directly within a separate component of shareholder’s equity that bypass net income. Other comprehensive income is comprised of net unrealized gains on securities available-for-sale adjusted for the related impacts on deferred acquisition costs, future policy benefits and claims, and net gains on cash flow hedges, all net of tax. The related before and after federal income tax amounts are as follows:

	Three months ended June 30,		Six months ended June 30,
(in millions)	2003	2002	2003	2002
Unrealized gains on securities available-for-sale arising during the period:
Gross	$370.6	$299.0	$387.4	$146.5
Adjustment to deferred policy acquisition costs	(102.6)	(95.6)	(128.0)	(64.0)
Adjustment to future policy benefits and claims	2.9	—	(1.1)	—
Related federal income tax expense	(94.8)	(71.2)	(90.4)	(28.9)

Net unrealized gains	176.1	132.2	167.9	53.6

Reclassification adjustment for net losses on securities available-for-sale realized during the period:
Gross	12.7	37.0	61.1	42.2
Related federal income tax benefit	(4.5)	(13.0)	(21.4)	(14.8)

Net reclassification adjustment	8.2	24.0	39.7	27.4

Other comprehensive income on securities available-for-sale	184.3	156.2	207.6	81.0

Net gains on cash flow hedges:
Gross	1.4	5.7	2.0	14.7
Related federal income tax expense	(0.5)	(1.9)	(0.7)	(5.1)

Other comprehensive income on cash flow hedges	0.9	3.8	1.3	9.6

Total other comprehensive income	$185.2	$160.0	$208.9	$90.6

(4)	Securitization Transaction

To date, the Company has sold $141.3 million of credit enhanced equity interests in Low Income Housing Tax Credit Funds (Tax Credit Funds) to unrelated third parties. The Company guaranteed cumulative after-tax yields to third party investors ranging from 5.15% to 5.25%. These guarantees are in effect for approximately 15 years. The Tax Credit Funds will provide a stream of tax benefits to the investors that will generate a yield and return of capital. To the extent that the tax benefits are not sufficient to provide these cumulative after-tax yields, then the Company must fund any shortfall, which is mitigated by stabilization collateral set aside by the Company at the inception of the transactions.

The maximum amount of undiscounted future payments that the Company could be required to pay the investors under the terms of the guarantees is $414.0 million. The Company does not anticipate making any payments related to the guarantees.

NATIONWIDE LIFE INSURANCE COMPANY AND SUBSIDIARIES

(a wholly owned subsidiary of Nationwide Financial Services, Inc.)

Notes to Unaudited Consolidated Financial Statements, Continued

At the time of the sales, $5.1 million of net sale proceeds were set aside as collateral for certain properties owned by the Tax Credit Funds that had not met all of the criteria necessary to generate tax credits. Such criteria include completion of construction and the leasing of each unit to a qualified tenant among other criteria. Properties meeting the necessary criteria are considered to have “stabilized.” The properties are evaluated regularly and upon stabilizing, the collateral is released. To date, $2.5 million of stabilization collateral has been released into income, including $0.2 million in second quarter 2003 and $2.0 million in the first six months of 2003.

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

(5)	Segment Disclosures

Management of the Company views its business primarily based on the underlying products and this is the basis used for defining its reportable segments. The Company reports three product segments: Individual Annuity, Institutional Products and Life Insurance. The primary segment profitability measure that management uses is pre-tax operating earnings, which is comprised of pre-tax income excluding net realized gains and losses on investments, hedging instruments and hedged items, and discontinued operations.

The Individual Annuity segment consists of individual The BEST of AMERICA® and private label deferred variable annuity products, deferred fixed annuity products and income products. Individual deferred annuity contracts provide the customer with tax-deferred accumulation of savings and flexible payout options including lump sum, systematic withdrawal or a stream of payments for life. In addition, individual variable annuity contracts provide the customer with access to a wide range of investment options and asset protection in the event of an untimely death, while individual fixed annuity contracts generate a return for the customer at specified interest rates fixed for prescribed periods.

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

In addition to the product segments, the Company reports a Corporate segment. The Corporate segment includes net investment income not allocated to the three product segments, unallocated expenses, advisory services program revenues and expenses and interest expense on debt. In addition to these operating revenues and expenses, the Company also reports net realized gains and losses on investments, and hedging instruments and hedged items not allocated to the three product segments in the Corporate segment, but does not consider such gains and losses as part of pre-tax operating earnings.

NATIONWIDE LIFE INSURANCE COMPANY AND SUBSIDIARIES

(a wholly owned subsidiary of Nationwide Financial Services, Inc.)

Notes to Unaudited Consolidated Financial Statements, Continued

The following table summarizes the financial results of the Company’s business segments for the three months ended June 30, 2003 and 2002.

(in millions)	Individual Annuity	Institutional Products	Life Insurance	Corporate	Total
2003
Net investment income	$201.6	$199.5	$80.8	$14.2	$496.1
Other operating revenue	128.1	39.7	134.5	0.1	302.4
Net realized losses on investments, hedging instruments and hedged items	—	—	—	(26.1)	(26.1)

Total revenues	329.7	239.2	215.3	(11.8)	772.4

Interest credited to policyholder account values	153.7	130.1	44.6	—	328.4
Amortization of deferred policy acquisition costs	57.0	10.2	27.0	—	94.2
Interest expense on debt	—	—	—	11.8	11.8
Other benefits and expenses	77.8	47.3	104.0	2.1	231.2

Total benefits and expenses	288.5	187.6	175.6	13.9	665.6

Income (loss) from continuing operations before federal income tax expense	41.2	51.6	39.7	(25.7)	$106.8

Net realized losses on investments, hedging instruments and hedged items	—	—	—	26.1

Pre-tax operating earnings	$41.2	$51.6	$39.7	$0.4

2002
Net investment income	$160.8	$198.0	$81.9	$6.3	$447.0
Other operating revenue	138.8	44.9	135.3	0.2	319.2
Net realized losses on investments, hedging instruments and hedged items	—	—	—	(41.4)	(41.4)

Total revenues	299.6	242.9	217.2	(34.9)	724.8

Interest credited to policyholder account values	122.0	134.5	45.4	—	301.9
Amortization of deferred policy acquisition costs	53.9	11.3	19.1	—	84.3
Interest expense on debt	—	—	—	6.0	6.0
Other benefits and expenses	70.0	43.0	103.5	(0.2)	216.3

Total benefits and expenses	245.9	188.8	168.0	5.8	608.5

Income (loss) from continuing operations before federal income tax expense	53.7	54.1	49.2	(40.7)	$116.3

Net realized losses on investments, hedging instruments and hedged items	—	—	—	41.4

Pre-tax operating earnings	$53.7	$54.1	$49.2	$0.7

NATIONWIDE LIFE INSURANCE COMPANY AND SUBSIDIARIES

(a wholly owned subsidiary of Nationwide Financial Services, Inc.)

Notes to Unaudited Consolidated Financial Statements, Continued

The following table summarizes the financial results of the Company’s business segments for the six months ended June 30, 2003 and 2002.

(in millions)	Individual Annuity	Institutional Products	Life Insurance	Corporate	Total
2003
Net investment income	$396.5	$396.9	$161.3	$29.3	$984.0
Other operating revenue	254.0	77.5	271.5	0.1	603.1
Net realized losses on investments, hedging instruments and hedged items	—	—	—	(73.4)	(73.4)

Total revenues	650.5	474.4	432.8	(44.0)	1,513.7

Interest credited to policyholder account values	299.9	260.4	90.8	—	651.1
Amortization of deferred policy acquisition costs	102.6	21.9	49.0	—	173.5
Interest expense on debt	—	—	—	23.6	23.6
Other benefits and expenses	171.2	92.3	210.7	1.5	475.7

Total benefits and expenses	573.7	374.6	350.5	25.1	1,323.9

Income (loss) from continuing operations before federal income tax expense	76.8	99.8	82.3	(69.1)	$189.8

Net realized losses on investments, hedging instruments and hedged items	—	—	—	73.4

Pre-tax operating earnings	$76.8	$99.8	$82.3	$4.3

Assets as of period end	$45,171.4	$32,156.9	$10,526.5	$6,972.9	$94,827.7

2002
Net investment income	$312.1	$394.3	$161.9	$17.9	$886.2
Other operating revenue	271.4	98.4	269.9	0.3	640.0
Net realized losses on investments, hedging instruments and hedged items	—	—	—	(45.5)	(45.5)

Total revenues	583.5	492.7	431.8	(27.3)	1,480.7

Interest credited to policyholder account values	237.1	267.6	91.1	—	595.8
Amortization of deferred policy acquisition costs	106.3	21.5	40.0	—	167.8
Interest expense on debt	—	—	—	11.7	11.7
Other benefits and expenses	131.6	93.0	210.9	2.1	437.6

Total benefits and expenses	475.0	382.1	342.0	13.8	1,212.9

Income (loss) from continuing operations before federal income tax expense	108.5	110.6	89.8	(41.1)	$267.8

Net realized losses on investments, hedging instruments and hedged items	—	—	—	45.5

Pre-tax operating earnings	$108.5	$110.6	$89.8	$4.4

Assets as of period end	$42,313.7	$32,557.1	$9,538.9	$4,038.7	$88,448.4

NATIONWIDE LIFE INSURANCE COMPANY AND SUBSIDIARIES

(a wholly owned subsidiary of Nationwide Financial Services, Inc.)

Notes to Unaudited Consolidated Financial Statements, Continued

(6)	Contingencies

On October 29, 1998, the Company was named in a lawsuit filed in Ohio state court related to the sale of deferred annuity products for use as investments in tax-deferred contributory retirement plans (Mercedes Castillo v. Nationwide Financial Services, Inc., Nationwide Life Insurance Company and Nationwide Life and Annuity Insurance Company). On May 3, 1999, the complaint was amended to, among other things, add Marcus Shore as a second plaintiff. The amended complaint was brought as a class action on behalf of all persons who purchased individual deferred annuity contracts or participated in group annuity contracts sold by the Company and the other named Company affiliates, which were allegedly used to fund certain tax-deferred retirement plans. The amended complaint seeks unspecified compensatory and punitive damages. On June 11, 1999, the Company and the other named defendants filed a motion to dismiss the amended complaint. On March 8, 2000, the Court denied the motion to dismiss the amended complaint filed by the Company and the other named defendants. On January 25, 2002, the plaintiffs filed a motion for leave to amend their complaint to add three new named plaintiffs. On February 9, 2002, the plaintiffs filed a motion for class certification. On April 16, 2002, the Company filed a motion for summary judgment on the individual claims of plaintiff Mercedes Castillo. On May 28, 2002, the Court granted the motion of Marcus Shore to withdraw as a named plaintiff and denied plaintiffs’ motion to add new persons as named plaintiffs, so the action is now proceeding with Mercedes Castillo as the only named plaintiff. On November 4, 2002, the Court issued a decision granting the Company’s motion for summary judgment on all of plaintiff Mercedes Castillo’s individual claims, and ruling that plaintiff’s motion for class certification is moot. Judgment for the Company was entered on November 15, 2002. On December 16, 2002, plaintiff Mercedes Castillo filed a notice of appeal from the Court’s orders (a) granting the Company’s motion for summary judgment; and (b) denying Castillo’s motion for leave to amend the complaint to add three new named plaintiffs. That appeal was argued on July 1, 2003. The Company intends to defend this lawsuit vigorously.

On August 15, 2001, the Company was named in a lawsuit filed in Connecticut federal court titled Lou Haddock, as trustee of the Flyte Tool & Die, Incorporated Deferred Compensation Plan, et al v. Nationwide Financial Services, Inc. and Nationwide Life Insurance Company. On September 6, 2001, the plaintiffs amended their complaint to include class action allegations. The plaintiffs seek to represent a class of retirement plans that purchased variable annuities from NLIC to fund qualified ERISA retirement plans. The amended complaint alleges that the retirement plans purchased variable annuity contracts from the Company that allowed plan participants to invest in funds that were offered by separate mutual fund companies; that the Company was a fiduciary under ERISA and that the Company breached its fiduciary duty when it accepted certain fees from the mutual fund companies that purportedly were never disclosed by the Company; and that the Company violated ERISA by replacing many of the funds originally included in the plaintiff’s annuities with “inferior” funds because the new funds purportedly paid higher fees to the Company. The amended complaint seeks disgorgement of the fees allegedly received by the Company and other unspecified compensatory damages, declaratory and injunctive relief and attorney’s fees. On December 3, 2001, the plaintiffs filed a motion for class certification. The Company is opposing that motion. The Company’s Motion to Dismiss was denied on September 11, 2002. On January 14, 2003, plaintiffs filed a motion to file a second amended complaint and the motion was granted on February 21, 2003. The second amended complaint removed the claims against the Company concerning a violation of ERISA through the replacement of many of the funds originally included in the plaintiffs’ annuities with “inferior” funds that purportedly paid higher fees to the Company. On April 14, 2003, plaintiffs filed a motion for leave to file a third amended complaint, which has been granted by the Court. The third amended complaint does not include claims against the Company explicitly alleging a violation of ERISA through misrepresentation, breach of contract, or the replacement of funds originally included in the plaintiffs’ annuities with “inferior” funds that purportedly paid higher fees to the Company. The Company intends to defend this lawsuit vigorously.

NATIONWIDE LIFE INSURANCE COMPANY AND SUBSIDIARIES

(A wholly owned subsidiary of Nationwide Financial Services, Inc.)

Notes to Unaudited Consolidated Financial Statements, Continued

On May 1, 2003, a class action was filed against NLIC in the United States District Court for the Eastern District of Louisiana, entitled Edward Miller, Individually, and on behalf of all others similarly situated, v. Nationwide Life Insurance Company. The Complaint alleges that in November 2001, plaintiff Edward Miller purchased a group modified single premium variable annuity issued by NLIC. Plaintiff alleges that NLIC represented in its prospectus and promised in its annuity contract that contract holders could transfer assets without charge among the various funds offered in the contracts, that the transfer rights of contract holders could not be modified and that NLIC’s expense charges under the contracts were fixed. Plaintiff claims that NLIC has breached the contracts and violated federal securities laws by imposing trading fees on transfers that were supposed to have been without charge. Plaintiff seeks compensatory damages and rescission on behalf of himself and a class of persons who purchased this type of annuity or similar products issued by NLIC between May 1, 2001 and April 30, 2002 inclusive and were allegedly damaged by paying transfer fees. NLIC has filed a motion to dismiss the complaint. This case is in a very preliminary stage, and NLIC intends to defend it vigorously.

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

Amounts on deposit with a related party in cash management were $46.5 million and $87.0 million as of June 30, 2003 and December 31, 2002, respectively.

The Company also participates in intercompany repurchase agreements with affiliates whereby the seller will transfer securities to the buyer at a stated value. Upon demand or after a stated period, the seller will repurchase the securities at the original sales price plus interest. As of June 30, 2003 and December 31, 2002, the Company had no borrowings from affiliated entities under such agreements. During the six months ended June 30, 2003 and 2002, outstanding borrowings under such agreements did not exceed $67.3 million and $70.9 million, respectively, and the amounts the Company incurred for interest expense on intercompany repurchase agreements during these periods were immaterial. The Company believes that the terms of the repurchase agreements are materially consistent with what the Company could have obtained with unaffiliated parties.

Funds of Gartmore Global Investments, Inc. (GGI), an affiliate, are offered to the Company’s customers as investment options in certain of the Company’s products. As of June 30, 2003 and 2002, customer allocations to GGI funds totaled $12.24 billion and $11.48 billion, respectively. For the three months ended June 30, 2003, GGI paid the Company $9.4 million for the distribution and servicing of these funds, compared to $9.0 million a year ago, and for the six months ended June 30, 2003, GGI paid the Company $18.2 million for the distribution and servicing of these funds, compared to $17.7 million a year ago.

In first quarter of 2003 NLIC received a $200.0 million capital contribution from NFS for general corporate purposes.

(8)	Reclassification

Certain items in the 2002 unaudited consolidated financial statements and related footnotes have been reclassified to conform to the 2003 presentation.

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

Use of Non-GAAP Financial Measures

The Company’s unaudited consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States of America (GAAP). These financial statements and measures are used by management to assist in the analysis and management of the operations of the Company. In addition, the Company regularly reviews and reports non-GAAP financial measures titled operating revenue, pre-tax operating earnings and net operating earnings.

Readers are encouraged to refer to the—Non-GAAP Financial Measures caption within this section of this report for detailed discussions of the components of operating revenue, pre-tax operating earnings and net operating earnings. Such discussions include the usefulness of these measures, how management uses this information and how they differ from and reconcile with the most directly comparable GAAP financial measures.

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

The most critical estimates include those used in determining DAC for investment products and universal life insurance products, impairment losses on investments, valuation allowances for mortgage loans on real estate, and federal income taxes.

Note 2 to the audited consolidated financial statements included in the Company’s 2002 Annual Report on Form 10-K provides a summary of significant accounting policies. Note 2 to the unaudited consolidated financial statements included in Part I, Item 1—Unaudited Consolidated Financial Statements of this report provides a discussion of the recently issued accounting pronouncements.

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

Non-GAAP Financial Measures

The Company analyzes operating performance using non-GAAP financial measures titled operating revenues, pre-tax operating earnings and net operating earnings. For the Company’s reporting segments, pre-tax operating earnings is the basis by which management evaluates segment operating results. As such, the ratio of pre-tax operating earnings to average account values by segment is considered a GAAP financial measure. The Company calculates operating revenues by adjusting total revenues to exclude net realized gains and losses on investments, hedging instruments and hedged items. The Company calculates pre-tax operating earnings by adjusting income from continuing operations before federal income taxes to exclude net realized gains and losses on investments, hedging instruments and hedged items. The Company calculates net operating earnings by adjusting net income to exclude net realized gains and losses on investments, hedging instruments and hedged items and discontinued operations, all net of tax. Operating revenues, pre-tax operating earnings, net operating earnings, or similar measures are commonly used in the insurance industry as measures of ongoing earnings performance.

The excluded items are important in understanding the Company’s overall results of operations. It is important to note that operating revenues, pre-tax operating earnings or net operating earnings should not be viewed as substitutes for revenues, income from continuing operations before federal income taxes or net income determined in accordance with GAAP, rather they are considered supplementary measures the Company believes are useful in analyzing its results of operations. Also, the Company’s definitions of these non-GAAP financial measures may differ from those used by other companies.

The Company excludes net realized gains and losses on investments, hedging instruments and hedged items from these non-GAAP financial measures because such items are often the result of a specific event which may vary significantly in magnitude from period-to-period and may or may not be at the Company’s discretion. The Company believes that analyzing data excluding the potentially fluctuating effects of these transactions helps depict trends in the underlying revenues and profitability drivers of the Company’s business without consideration of these items. Discontinued operations are also excluded from the Company’s calculation of net operating earnings, as they are not reflective of the continuing operations of the Company’s business.

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

The following table reconciles the Company’s operating revenues to revenues for the three months and six months ended June 30, 2003 and 2002.

	Three months ended June 30,		Six months ended June 30,
(in millions)	2003	2002	2003	2002
Operating revenues	$798.5	$766.2	$1,587.1	$1,526.2
Net realized losses on investments, hedging instruments and hedged items	(26.1)	(41.4)	(73.4)	(45.5)

Revenues	$772.4	$724.8	$1,513.7	$1,480.7

The following table reconciles the Company’s pre-tax operating earnings to income from continuing operations before federal income tax expense for the three months and six months ended June 30, 2003 and 2002.

	Three months ended June 30,		Six months ended June 30,
(in millions)	2003	2002	2003	2002
Pre-tax operating earnings	$132.9	$157.7	$263.2	$313.3
Net realized losses on investments, hedging instruments and hedged items	(26.1)	(41.4)	(73.4)	(45.5)

Income from continuing operations before federal income tax expense	$106.8	$116.3	$189.8	$267.8

The following table reconciles the Company’s net operating earnings to net income for the three months and six months ended June 30, 2003 and 2002.

	Three months ended June 30,		Six months ended June 30,
(in millions)	2003	2002	2003	2002
Net operating earnings	$98.6	$115.4	$195.3	$229.4
Net realized losses on investments, hedging instruments and hedged items, net of tax	(17.0)	(26.9)	(47.7)	(29.6)
Discontinued operations, net of tax	—	0.4	—	0.7

Net income	$81.6	$88.9	$147.6	$200.5

Results of Operations

Revenues

Total operating revenues, which exclude net realized gains and losses on investments, hedging instruments and hedged items, for second quarter 2003 increased to $798.5 million compared to $766.2 million for the same period in 2002. For the first six months of 2003 and 2002, total operating revenues were $1.59 billion and $1.53 billion, respectively. Operating revenue growth was driven by an increase in net investment income as a result of continued growth in interest spread-based business offset by lower asset fees due to depressed equity markets.

Policy charges include asset fees, which are primarily earned on separate account values generated from the sale of individual and group variable annuities and investment life insurance products; cost of insurance charges earned on universal life insurance products; administration fees, which include fees charged per contract on a variety of the Company’s products and premium loads on universal life insurance products; and surrender fees, which are charged as a percentage of premiums withdrawn during a specified period for annuity and certain life insurance contracts.

Policy charges for the comparable periods of 2003 and 2002 were as follows:

	Three months ended June 30,		Six months ended June 30,
(in millions)	2003	2002	2003	2002
Asset fees	$125.3	$144.6	$241.1	$291.7
Cost of insurance charges	62.5	58.2	124.9	113.5
Administrative fees	21.2	30.5	46.1	68.2
Surrender fees	19.9	21.5	39.7	37.9

Total policy charges	$228.9	$254.8	$451.8	$511.3

The decline in asset fees reflects a decrease in total average separate account values of $9.83 billion (17%) in the first six months of 2003 compared to a year ago. Market depreciation on investment options underlying variable annuity and investment life insurance products resulting from continued declines in the equity markets resulted in the decrease in average separate account values.

Cost of insurance charges are assessed on the net amount at risk on universal life insurance policies. The net amount at risk is equal to a policy’s death benefit minus the related policyholder account value. The amount charged is based on the insured’s age and other underwriting factors. The increase in cost of insurance charges is due primarily to growth in the net amount at risk related to corporate and individual investment life insurance reflecting new production, favorable persistency on policies sold in prior periods and equity market declines which lowered policyholder account values. The net amount at risk related to corporate and individual investment life insurance grew to $36.89 billion as of June 30, 2003 compared to $35.43 billion a year ago.

The decline in administrative fees in the three and six months ended June 30, 2003 compared to the same periods a year ago is primarily attributable to $3.6 million of fees related to a case that terminated in the first quarter of 2002.

Surrender fees increased in the first six months of 2003 compared to the same period a year ago primarily due to higher lapse activity in investment life insurance products as a result of the continued uncertainty in the equity markets.

Net investment income includes the investment income earned on investments supporting fixed annuities, the guaranteed fixed option of variable annuities, the medium-term note program, certain life insurance products and invested assets not allocated to product segments, net of related investment expenses. Net investment income grew from $447.0 million in the second quarter of 2002 to $496.1 million in the second quarter of 2003 and from $886.2 million in the first half of 2002 to $984.0 million in the first half of 2003. The increases were primarily due to increased invested assets to support growth in individual fixed annuities, allocations to the fixed option of variable annuities and the medium-term note program, partially offset by lower yields due to declining market interest rates. General account assets supporting insurance products are closely correlated to the underlying reserves on these products. General account reserves grew by $7.10 billion to $34.68 billion as of the end of second quarter 2003 compared to $27.58 billion a year ago. The growth in general account reserves reflects increased customer preference for fixed products in light of declining and volatile equity markets.

The Company reports realized gains and losses on investments, hedging instruments and hedged items as a single line item in the unaudited consolidated statements of income. The Company makes decisions concerning the sale of invested assets based on a variety of market, business, tax and other factors. All realized gains and losses generated by these sales are reported in this caption. In addition, charges related to other-than-temporary impairments of available-for-sale securities and other investments and valuation allowances on mortgage loans on real estate are included in this caption. Also included are changes in the fair value of derivatives qualifying as fair value hedges and the change in the fair value of the hedged items, the ineffective, or excluded, portion of cash flow hedges and changes in the fair value of free-standing derivatives.

Net realized losses on investments, hedging instruments and hedged items totaled $26.1 million in second quarter 2003, compared to $41.4 million in second quarter 2002 and included other-than-temporary impairments of $33.0 million and $32.6 million, respectively. For the first half of 2003, net realized losses on investments, hedging instruments and hedged items totaled $73.4 million compared to $45.5 million for the first half of 2002 and included other-than-temporary impairments of $96.7 million and $41.4 million, respectively. Included in the first half totals in 2003 were $24.5 million of impairments and $3.7 million of net losses on disposals related to airline industry fixed maturity securities. Also included in the first half of 2003 totals were $5.3 million of impairments related to equity securities, including $5.1 million related to mutual fund seed money managed by a related party. Non-impairment related net realized gains on investments, hedging instruments and hedged items totaled $6.9 million, compared to net realized losses of $8.8 million a year ago, while year-to-date 2003 net realized gains related to non-impairment activity totaled $23.3 million compared to net realized losses of $4.1 million for the same period a year ago.

Benefits and Expenses

Interest credited to policyholder account values totaled $328.4 million in second quarter 2003 compared to $301.9 million in second quarter 2002, while year-to-date 2003 interest credited totaled $651.1 million compared to $595.8 million a year ago and principally relates to fixed annuities, both individual and institutional, funding agreements backing the Company’s medium-term note program and certain life insurance products. The increase in interest credited reflects an increase in account values for these products as a result of strong fixed annuity production and increased allocations of variable annuity funds to the guaranteed fixed option, partially offset by lower crediting rates in the Individual Annuity and Institutional Products segments, on products where crediting rates have not already reached guaranteed floors.

Other benefits and claims include policyholder benefits in excess of policyholder account values for universal life and individual deferred annuities and net claims and provisions for future policy benefits for traditional life insurance products and immediate annuities. An increase in other benefits and claims in the second quarter and first half of 2003 compared to the same periods a year ago reflects additional life insurance benefits reflecting growth in life insurance in-force, an increase in GMDB costs due to a higher level of claims and an increase in the provision for future policy benefits for immediate annuities due to growth in new premium in 2003 compared to 2002.

Amortization of DAC increased to $94.2 million in the second quarter of 2003 compared to $84.3 million in the second quarter of 2002. On a year-to-date basis, DAC amortization totaled $173.5 million in 2003 compared to $167.8 million in 2002. The increase in DAC amortization expense was attributable to the Life Insurance segment as a result of a growing book of business and the surrender of a large corporate-owned life insurance (COLI) contract in second quarter 2003.

The increase in interest expense on debt reflects additional interest expense from the issuance of $300.0 million of surplus notes in June 2002.

Other operating expenses increased 4% to $133.4 million in second quarter 2003 compared to $128.0 million in second quarter 2002. For the first half of 2003, operating expenses were $268.1 million, up slightly from $265.1 million for the first half of 2002. The increase reflects higher employee benefits and pension costs, partially offset by management’s efforts to manage expenses in response to the challenging market conditions.

Federal income tax expense was $25.2 million in second quarter 2003 compared to $27.8 million for the same period a year ago, representing effective tax rates of 23.6% and 23.9% for second quarter 2003 and 2002, respectively. For the first six months of 2003 and 2002, federal income tax expense was $42.2 million and $68.0 million, representing effective tax rates of 22.2% and 25.4%, respectively. The decrease in pre-tax income, coupled with an increase in tax-exempt income and credits from affordable housing partnership investments resulted in the decrease in the effective rates.

Discontinued Operations

On June 27, 2002, NLIC paid a dividend to NFS consisting of its shares of common stock of Nationwide Securities, Inc. (NSI), a wholly owned broker/dealer subsidiary. This was a transaction between related parties and therefore has been recorded at carrying value, $10.0 million, of the underlying components of the transaction rather than fair value.

As a result of this transaction, the Company is no longer engaged in asset management operations and the underlying results of NSI have been reported as discontinued operations.

Income from discontinued operations, net of tax, for second quarter 2002 was $0.4 million. For the first six months of 2002, income from discontinued operations, net of tax, was $0.7 million.

Sales

The Company regularly monitors and reports a production volume metric titled sales. Sales or similar measures are commonly used in the insurance industry as a measure of the volume of new and renewal business generated in a period.

Sales should not be viewed as a substitute for any financial measure determined in accordance with GAAP, including “sales” as it relates to non-insurance companies, and the Company’s definition of sales might differ from that used by other companies. As used in the insurance industry, sales, or similarly titled measures, generate customer funds managed and administered, which ultimately drive revenues. As calculated and analyzed by the Company, statutory premiums and deposits on individual and group annuities and life insurance products calculated in accordance with accounting practices prescribed or permitted by regulatory authorities and the advisory services program are adjusted as described below to arrive at sales. Sales, as reported by the Company are stated net of internal replacements, which in the Company’s opinion provides a more meaningful disclosure of production in a given period. In addition, the Company’s definition of sales excludes: funding agreements issued under the Company’s medium-term note program; large case bank-owned life insurance (BOLI); large case pension plan acquisitions; and deposits into Nationwide employee and agent benefit plans. Although these products contribute to asset and earnings growth, they do not produce steady production flow that lends itself to meaningful comparisons and are therefore excluded from sales.

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

Sales by product and segment for the comparable periods of 2003 and 2002 are summarized as follows.

	Three months ended June 30,		Six months ended June 30,
(in millions)	2003	2002	2003	2002
The BEST of AMERICA products	$1,036.0	$866.5	$2,190.0	$1,743.2
Private label annuities	188.5	208.1	366.0	429.1

Total individual variable annuity sales	1,224.5	1,074.6	2,556.0	2,172.3

Deferred fixed annuities	422.5	650.2	986.0	1,164.7
Income products	36.8	32.6	77.0	58.1

Total individual fixed annuity sales	459.3	682.8	1,063.0	1,222.8

Total individual annuity sales	1,683.8	1,757.4	3,619.0	3,395.1

The BEST of AMERICA products	512.9	684.6	1,135.3	1,475.2
Other	7.6	22.7	17.1	33.2

Total private sector pension plan sales	520.5	707.3	1,152.4	1,508.4
Total public sector pension plan sales —IRC Section 457 annuities	336.7	351.1	679.1	685.9

Total institutional products sales	857.2	1,058.4	1,831.5	2,194.3

The BEST of AMERICA variable life series	104.7	139.7	218.6	266.3
Corporate-owned life insurance	94.8	139.9	355.2	454.5
Traditional/Universal life insurance	69.5	61.9	137.5	121.7

Total life insurance sales	269.0	341.5	711.3	842.5
Corporate—advisory services program sales	1.2	—	1.7	—

Total sales	$2,811.2	$3,157.3	$6,163.5	$6,431.9

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

Sales by distribution channel for the second quarter and first six months of 2003 and 2002, are summarized as follows:

	Three months ended June 30,		Six months ended June 30,
(in millions)	2003	2002	2003	2002
Non-affiliated:
Independent broker/dealers	$734.2	$854.4	$1,623.1	$1,769.8
Financial institutions	870.1	864.8	1,870.7	1,610.2
Wirehouse and regional firms	415.3	530.3	904.6	1,095.8
Pension plan administrators	133.7	188.6	297.3	410.6
Life insurance specialists	74.7	115.9	237.4	358.6
Affiliated:
Nationwide Retirement Solutions	344.6	372.6	696.0	714.9
Nationwide Provident	44.7	21.0	81.0	29.9
Nationwide agents	172.0	185.7	332.2	346.2
TBG Financial	20.1	24.0	117.8	95.9
CPA channel	1.8	—	3.4	—

Total sales	$2,811.2	$3,157.3	$6,163.5	$6,431.9

The 14% and 8% decrease in sales in the independent broker/dealer channel in the three and six months ended June 30, 2003, respectively, compared to the same periods in 2002 reflect lower demand for variable annuities and variable life insurance in light of depressed equity markets and lower sales of private sector pension plans due to a decline in average case size due to the weak equity markets.

Sales through financial institutions increased 1% in second quarter 2003 to $870.1 million compared to sales of $864.8 million in second quarter 2002 and are up 16% for the first six months of 2003, driven mainly by increased variable annuity sales including sales with allocations to the fixed option within variable annuities. The decline in the rate of growth in the second quarter is primarily due to planned reductions in fixed annuity sales. The financial institutions channel is now the largest source of both variable and fixed annuity production.

Sales through wirehouse and regional firms decreased 22% and 17% in the second quarter of 2003 and for the first six months of 2003, respectively, compared to the same periods a year ago, due to lower sales of individual annuities and private sector pension sales.

As the Company’s private sector pension business model continues to evolve, direct production through the pension plan administrators channel is expected to decline, as more new business opportunities are being created in conjunction or partnership with the independent broker/dealers, wirehouse and regional firms and financial institutions relationships. This is evidenced by the 29% and 28% declines in second quarter 2003 and first six months of 2003 sales, respectively, compared to the same periods a year ago.

Sales generated by life insurance specialists declined 36% in second quarter 2003 and 34% in the first six months of 2003 compared to the same periods a year ago due to the current unfavorable environment for COLI and executive deferred compensation programs.

Nationwide Provident sales grew significantly due to the acquisition that NFS closed on October 1, 2002.

Sales through TBG Financial declined by 16% in the second quarter of 2003 compared to a year ago due to the unfavorable environment for COLI and executive deferred compensation plans. For the first half of 2003, TBG Financial’s production increased 23% over the same period a year ago, primarily due to the sale of a single large case.

Business Segments

The Company reports three product segments: Individual Annuity, Institutional Products and Life Insurance. In addition, the Company reports certain other revenues and expenses in a Corporate segment.

The following table summarizes pre-tax operating earnings for the Company’s reporting segments for the periods indicated.

	Three months ended June 30,		Six months ended June 30,
(in millions)	2003	2002	2003	2002
Individual Annuity	$41.2	$53.7	$76.8	$108.5
Institutional Products	51.6	54.1	99.8	110.6
Life Insurance	39.7	49.2	82.3	89.8
Corporate	0.4	0.7	4.3	4.4

Pre-tax operating earnings	$132.9	$157.7	$263.2	$313.3

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

The following table summarizes certain selected financial data for the Company’s Individual Annuity segment for the periods indicated.

	Three months ended June 30,		Six months ended June 30,
(in millions)	2003	2002	2003	2002
Income Statement Data
Revenues:
Policy charges	$105.3	$122.6	$204.8	$242.0
Net investment income	201.6	160.8	396.5	312.1
Premiums on immediate annuities	22.8	16.2	49.2	29.4

Total operating revenues	329.7	299.6	650.5	583.5

Benefits and expenses:
Interest credited to policyholder account values	153.7	122.0	299.9	237.1
Other benefits	30.2	21.4	76.0	37.7
Amortization of DAC	57.0	53.9	102.6	106.3
Other operating expenses	47.6	48.6	95.2	93.9

Total benefits and expenses	288.5	245.9	573.7	475.0

Pre-tax operating earnings	$41.2	$53.7	$76.8	$108.5

Other Data
Sales:
Individual variable annuities	$1,224.5	$1,074.6	$2,556.0	$2,172.3
Individual fixed annuities	459.3	682.8	1,063.0	1,222.8

Total individual annuity sales	$1,683.8	$1,757.4	$3,619.0	$3,395.1

Average account values:
General account	$13,838.4	$9,536.3	$13,377.8	$9,254.8
Separate account	26,798.9	31,693.0	26,591.1	32,157.2

Total average account values	$40,637.3	$41,229.3	$39,968.9	$41,412.0

Account values as of period end:
Individual variable annuities	$33,701.1	$33,055.4
Individual fixed annuities	8,794.0	6,825.0

Total account values	$42,495.1	$39,880.4

GMDB—Net amount at risk, net of reinsurance	$1,998.4	$2,080.3
Pre-tax operating income to average account values	0.41%	0.52%	0.38%	0.52%

Pre-tax operating earnings totaled $41.2 million in second quarter 2003, down 23% compared to second quarter 2002 earnings of $53.7 million. Pre-tax operating earnings for the first half of 2003 decreased 29% compared to the first half of 2002. An increase in interest spread income was offset by lower policy charges and increased policy benefits primarily related to GMDB expenses.

Asset fees decreased to $87.3 million in the second quarter of 2002, down 13% from $100.2 million in the same period a year ago. Asset fees for the first half of 2003 decreased 17% to $168.1 million compared to $202.0 million in the same period a year ago. Asset fees are calculated daily and charged as a percentage of separate account values. The fluctuations in asset fees are primarily due to changes in the market value of investment options underlying the account values, which have followed the general trends of the equity markets. Average separate account values decreased 17% to $26.59 billion during the six months ended June 30, 2003 compared to $32.16 billion in the same period a year ago.

Surrender fees decreased by $2.5 million to $13.8 million in the second quarter of 2003 compared to $16.3 million a year ago due in part to positive equity market returns in the period. Year-to-date 2003 and 2002 surrender fees both totaled $28.2 million.

Premiums on immediate annuities increased $6.6 million in second quarter 2003 over 2002, reflecting increased sales efforts by the Company and growth in the number or firms and distributors selling income products. For the first half of 2003, premiums totaled $49.2 million, up 67% from the first half of 2002 total of $29.4 million.

Other benefits reflect increased GMDB costs in 2003. GMDB exposure, as measured by the difference between the current contractual death benefit and account value, net of reinsurance, decreased to $2.00 billion from $2.96 billion at December 31, 2002. As a result of first quarter 2003 increases in GMDB exposure and claims activity, the Company strengthened reserves by $11.9 million in first quarter 2003 to meet the current estimate of future net claims in excess of fees. The growth in other benefits also reflects increased provision for future policy benefits for immediate annuities consistent with the growth in premium income.

Other operating expenses were $47.6 million in second quarter 2003, slightly lower than second quarter 2002. During the first half of 2003, operating expenses totaled $95.2 million, an increase of 1% over the first half of 2002 total of $93.9 million. The increase reflects growth in the number of contracts in-force and an increase in employee benefit and pension costs and is partially offset by expense management efforts in response to the challenging equity markets and interest rate environments.

Interest spread income is comprised of net investment income, excluding capital charges, less interest credited to policyholder account values. Interest spread income can vary depending on crediting rates offered by the Company, performance of the investment portfolio, including the rate of prepayments, changes in market interest rates, the competitive environment and other factors.

Interest spread income grew 15% in the second quarter 2003 to $54.3 million from $47.3 million a year ago, while the growth was 17% during the first half of 2003 compared to the same period a year ago. The growth was driven by a 45% increase in average general account assets for each of these comparative periods, the result of growth in the individual fixed annuity business, and increased customer allocations to the guaranteed fixed options on individual annuities. Allocations to the guaranteed fixed option related to new domestic individual variable annuity sales during the second quarter and for the first six months of 2003, totaled 52% and 55%, respectively, while second quarter and year-to-date 2002 totaled 38% and 36%, respectively.

The following table depicts the interest spread on average general account values for the periods indicated.

	Three months ended June 30,		Six months ended June 30,
	2003	2002	2003	2002
Net investment income	6.01%	7.10%	6.13%	7.16%
Interest credited	4.44%	5.12%	4.48%	5.12%

Interest spread on average general account values	1.57%	1.98%	1.65%	2.04%

Although interest spread income was higher, interest spread margins compressed during the quarter to 157 basis points in the current quarter compared to 198 basis points a year ago. Included in the current quarter were 5 basis points, or $1.8 million, of prepayment income on mortgage loans and bonds compared to 5 basis points, or $1.2 million, a year ago. For the first six months of 2003, interest spread margins compressed to 165 basis points compared to 204 basis points a year ago. Included in the first half of 2003 were 6 basis points, or $3.8 million, of prepayment income on mortgage loans and bonds compared to 4 basis points, or $1.9 million, a year ago. The current interest rate environment has limited the ability to adjust crediting rates to the extent of declines in investment yields due to the interest rate floors contained in annuity contracts. For the full year 2003, the Company expects the trend of tighter interest spread margins to continue and is currently expecting full year interest spread margins of 145 to 150 basis points, including a nominal level of prepayment activity.

The Company has taken actions to address the current low interest rate environment and the impact on interest spread margins. In 2003, the Company lowered commission rates for individual fixed annuities and the Company began invoking contractual provisions during second quarter 2003 that should limit the amount of variable annuity deposits allocated to the guaranteed fixed option.

Individual Annuity sales totaled $1.68 billion, down 4% from $1.76 billion in the year ago quarter. For the first half of 2003, sales totaled $3.62 billion compared to $3.40 billion in the first half of 2002. Variable annuity production grew in the quarter by 14% to $1.22 billion in 2003, with 52% of new domestic sales allocated to the guaranteed fixed options, as appeal of fixed, guaranteed interest rates to consumers remained very strong. Fixed annuity sales totaled $459.3 million in second quarter 2003, a 33% decline from levels reported a year ago. Fixed annuity sales for the first half of 2003 totaled $1.06 billion compared to $1.22 billion in the first half of 2002. A sharp drop-off in sales of fixed annuities, the result of the actions described above, which are intended to manage the level of new individual fixed annuity business due to the challenging interest rate environment, drove segment sales lower compared to both second quarter and the first six months of 2002.

Individual Annuity segment deposits in second quarter 2003 of $1.69 billion offset by withdrawals and surrenders totaling $1.11 billion generated net flows of $580.7 million compared to the $399.5 million achieved a year ago. On a year-to-date basis, net flows generated in 2003 were $1.31 billion compared to $930.9 million in 2002.

The decrease in pre-tax operating earnings to average account values in the second quarter and first half of 2003 compared to 2002 is primarily a result of lower interest spreads on average general account values and increased GMDB costs.

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

The following table summarizes certain selected financial data for the Company’s Institutional Products segment for the periods indicated.

	Three months ended June 30,		Six months ended June 30,
(in millions)	2003	2002	2003	2002
Income Statement Data
Revenues:
Policy charges	$36.8	$44.7	$72.1	$94.7
Net investment income	199.5	198.0	396.9	394.3
Other	2.9	0.2	5.4	3.7

Total operating revenues	239.2	242.9	474.4	492.7

Benefits and expenses:
Interest credited to policyholder account values	130.1	134.5	260.4	267.6
Other benefits and expenses	57.5	54.3	114.2	114.5

Total benefits and expenses	187.6	188.8	374.6	382.1

Pre-tax operating earnings	$51.6	$54.1	$99.8	$110.6

Other Data
Sales:
Private sector pension plans	$520.5	$707.3	$1,152.4	$1,508.4
Public sector pension plans	336.7	351.1	679.1	685.9

Total institutional products sales	$857.2	$1,058.4	$1,831.5	$2,194.3

Average account values:
General account	$13,785.0	$12,424.3	$13,641.5	$12,253.4
Separate account	17,076.3	20,643.0	16,978.0	21,065.5

Total average account values	$30,861.3	$33,067.3	$30,619.5	$33,318.9

Account values as of period end:
Private sector pension plans	$14,442.9	$15,020.0
Public sector pension plans	12,854.7	13,100.1
Funding agreements backing medium-term notes	4,535.9	4,104.8

Total account values	$31,833.5	$32,224.9

Pre-tax operating earnings to average account values[1]	0.63%	0.65%	0.62%	0.64%

[1]	Excludes pre-tax operating earnings from structured products as there are no account values associated with structured products.

Pre-tax operating earnings totaled $51.6 million in the quarter ended June 30, 2003, down compared to the pre-tax operating earnings of $54.1 million reported a year ago. Pre-tax operating earnings decreased 10% to $99.8 million in the first six months of 2003 compared to the same period a year ago. In both periods, growth in interest spread and other income were partially offset by lower policy charges and higher general operating expenses.

Asset fees declined 16% to $33.1 million in the second quarter of 2003 compared to $39.6 million in the quarter a year ago. Asset fees totaled $64.0 million for the first half of 2003 compared to $80.5 million for the first half of 2002. The decline was driven by a 17% and 19% decrease in average separate account values in the second quarter and first half of 2003, respectively, compared to the same periods a year ago due to market depreciation and a shift in product mix to non-annuity products.

Interest spread income is comprised of net investment income less interest credited to policyholder account values. Interest spreads vary depending on crediting rates offered by the Company, performance of the investment portfolio, including the rate of prepayments, changes in market interest rates, the competitive environment and other factors.

Interest spread income was $5.9 million higher in the second quarter of 2003 compared to the second quarter of 2002 and $9.8 million higher on a year-to-date basis driven by higher average general account values, partially offset by lower interest spread margins, as the Company did not lower crediting rates as quickly as investment yields declined, as fixed rates are generally reset quarterly, whereas deferrals to the fixed account occur throughout the quarter. The increase in average general account values was led by growth in the medium-term note program and an increase in participant allocations to the fixed option of the Company’s retirement plan offerings.

The following table depicts the interest spread on average general account values in the Institutional Products segment for the periods indicated.

	Three months ended June 30,		Six months ended June 30,
	2003	2002	2003	2002
Net investment income	5.79%	6.37%	5.82%	6.44%
Interest credited	3.78%	4.33%	3.82%	4.37%

Interest spread on average general account values	2.01%	2.04%	2.00%	2.07%

Interest spread fell to 201 basis points in the second quarter of 2003 compared to 204 basis points a year ago. Included in the current quarter were 21 basis points, or $7.2 million, of prepayment income on mortgage loans and bonds compared to 4 basis points, or $1.1 million, a year ago. For the full year 2003, the Company expects the trend of tighter interest spread margins to continue and is currently expecting full year interest spread margins of 170 to 175 basis points, including a nominal level of prepayment activity.

Institutional Products sales during second quarter 2003 reached $857.2 million compared to sales of $1.06 billion in second quarter 2002. For the first six months of 2003, sales reached $1.83 billion compared to $2.19 billion for the same period a year ago. Private sector pension sales of $520.5 million declined 26% from a year ago and totaled $1.15 billion for the first six months of 2003, a decrease of 24%, as the weak equity markets have driven the average case size lower for new plans and the number of new plans sold declined, reflecting the weak economic environment. In addition, an increasing percentage of sales are sold as trust products offered by an affiliate, Nationwide Trust Company, FSB. Public sector pension sales of $336.7 million were 4% lower than a year ago and totaled $679.1 million for the first six months of 2003, a decrease of 1%. The decline reflects the increase in the percentage of sales as administration - only products offered by NRS.

Institutional Products segment deposits in second quarter 2003 of $903.0 million, offset by participant withdrawals and surrenders totaling $894.1 million, generated net flows from participant activity of $8.9 million, compared to second quarter 2002 net flows of $(13.2) million. Year-to-date 2003 net flows totaled $167.2 million compared to year-to-date 2002 net flows of $(175.5) million. The increase is primarily due to lower surrender activity.

Pre-tax operating earnings to average account values for second quarter and the first six months of 2003 declined slightly from a year ago, primarily reflecting lower interest spread margins.

Life Insurance

The Life Insurance segment consists of investment life products, including individual variable life and COLI products, traditional life insurance products and universal life insurance. Life insurance products provide a death benefit and generally also allow the customer to build cash value on a tax-advantaged basis.

The following table summarizes certain selected financial data for the Company’s Life Insurance segment for the periods indicated.

	Three months ended June 30,		Six months ended June 30,
(in millions)	2003	2002	2003	2002
Income Statement Data
Revenues:
Policy charges	$86.8	$87.5	$174.9	$174.6
Net investment income	80.8	81.9	161.3	161.9
Other	47.7	47.8	96.6	95.3

Total operating revenues	215.3	217.2	432.8	431.8

Benefits and expenses:
Life benefits and policyholder dividends	112.1	112.3	222.2	225.8
Other expenses	63.5	55.7	128.3	116.2

Total benefits and expenses	175.6	168.0	350.5	342.0

Pre-tax operating earnings	$39.7	$49.2	$82.3	$89.8

Other Data
Sales:
The BEST of AMERICA variable life series	$104.7	$139.7	$218.6	$266.3
Corporate-owned life insurance	94.8	139.9	355.2	454.5
Traditional/Universal life insurance	69.5	61.9	137.5	121.7

Total life insurance sales	$269.0	$341.5	$711.3	$842.5

Policy reserves as of period end:
Individual investment life insurance	$2,368.6	$2,160.5
Corporate investment life insurance	4,126.3	3,530.3
Traditional life insurance	1,995.4	1,905.1
Universal life insurance	844.9	816.0

Total policy reserves	$9,335.2	$8,411.9

Life insurance in-force as of period end:
Individual investment life insurance	$34,169.2	$32,721.2
Corporate investment life insurance	9,219.9	8,402.3
Traditional life insurance	23,657.9	24,966.1
Universal life insurance	8,054.3	7,763.9

Total insurance in-force	$75,101.3	$73,853.5

Life Insurance segment pre-tax operating earnings decreased 19% to $39.7 million for the second quarter of 2003, down from $49.2 million a year ago. On a year-to-date basis segment earnings decreased 8% to $82.3 million in 2003 from $89.8 million in 2002. Higher general operating expenses and DAC amortization on COLI, primarily the result of the surrender of a single large case, contributed to the decline.

Policy charges slightly decreased to $86.8 million in second quarter 2003 compared to $87.5 million in second quarter 2002. Cost of insurance charges, which are assessed on the amount of insurance in-force in excess of the related policyholder account value, increased 8% in second quarter 2003 compared to a year ago and reflect a growing block of investment life business, as insurance in-force on this block of business increased 6% to $43.39 billion in second quarter 2003 compared to $41.12 billion in second quarter 2002.

Life benefits and policyholder dividends remained flat in second quarter 2003 compared to a year ago, while the decrease in the first half of 2003 was 2% compared to the same period a year ago reflecting improved mortality experience.

Amortization of DAC increased $7.9 million in second quarter 2003 compared to second quarter 2002, while the first six months of 2003 increased $9.0 million compared to the same period a year ago. The increase primarily reflects increased DAC amortization as a result of the surrender of a large COLI case and growth in investment life insurance earnings.

Other operating expenses were $36.5 million in second quarter 2003, flat compared to second quarter 2002, while the first six months of 2003 saw an increase of 4%, primarily due to higher employee benefit and pension costs.

Second quarter 2003 life insurance sales totaled $269.0 million, 21% lower than a year ago. For the first six months of 2003, total life insurance sales decreased $131.2 million over 2002 and totaled $711.3 million. Individual variable life sales continue to be adversely impacted by the sluggish equity markets and consumer preference for fixed products. Second quarter and year-to-date COLI sales declined 32% and 22%, respectively, from the prior year due to the current unfavorable environment for COLI and executive deferred compensation programs.

Corporate

The Corporate segment consists of net investment income not allocated to the three product segments, interest expense on debt, unallocated expenses and advisory services.

The following table summarizes certain selected financial data for the Company’s Corporate segment for the periods indicated.

	Three months ended June 30,		Six months ended June 30,
(in millions)	2003	2002	2003	2002
Income Statement Data
Operating revenues	$14.3	$6.5	$29.4	$18.2
Interest expense on debt, primarily with a related party	(11.8)	(6.0)	(23.6)	(11.7)
Other operating expenses	(2.1)	0.2	(1.5)	(2.1)

Pre-tax operating earnings	0.4	0.7	4.3	4.4
Net realized losses on investments hedging instruments and hedged items	(26.1)	(41.4)	(73.4)	(45.5)

Loss from continuing operations before federal income taxes	$(25.7)	$(40.7)	$(69.1)	$(41.1)

The increase in operating revenues in the second quarter and first half of 2003 reflects an increase in net investment income primarily attributable to income earned on the proceeds from the $200.0 million capital contribution from NFS in February 2003 and the $300.0 million surplus note in June 2002, partially offset by lower yields on investments.

The additional interest expense in the second quarter and first six months of 2003 reflects the June 2002 surplus note offering, offset by lower utilization of commercial paper borrowings.

In addition to these operating revenues and expenses, the Company also reports net realized gains and losses on investments, hedging instruments and hedged items in the Corporate segment. Net realized losses on investments, hedging instruments and hedged items totaled $26.1 million in second quarter 2003, compared to $41.4 million in second quarter 2002 and included other-than-temporary impairments of $33.0 million and $32.6 million, respectively. For the first half of 2003, net realized losses on investments, hedging instruments and hedged items totaled $73.4 million compared to $45.5 million for the first half of 2002 and included other-than-temporary impairments of $96.7 million and $41.4 million, respectively. Included in the first half totals in 2003 were $24.5 million of impairments and $3.7 million of net losses on disposals related to airline industry fixed maturity securities. Also included in the first half of 2003 totals were $5.3 million impairments related to equity securities, including $5.1 million related to mutual fund seed money managed by a related party. Non-impairment related net realized gains on investments, hedging instruments and hedged items totaled $6.9 million, compared to net realized losses of $8.8 million a year ago, while year-to-date 2003 net realized gains related to non-impairment activity totaled $23.3 million compared to net realized losses of $4.1 million for the same period a year ago. The improvement in 2003 reflects increased market values of the Company’s credit default swaps and increased gains on sales of securities.

An analysis of net realized losses on investments, hedging instruments and hedged items from continuing operations, by source follows for the periods indicated:

	Three months ended June 30,		Six months ended June 30,
(in millions)	2003	2002	2003	2002
Realized gains on sales, net of hedging losses:
Fixed maturity securities, available-for-sale	$27.5	$2.2	$50.3	$5.9
Hedging losses on fixed maturity sales	(24.4)	(0.8)	(30.3)	(1.1)
Equity securities, available-for-sale	—	—	0.4	—
Real estate	0.6	4.2	0.9	9.0
Mortgage loans on real estate	1.3	2.4	1.4	2.4
Hedging losses on mortgage loan sales	(1.4)	—	(1.4)	—

Total realized gains on sales—unrelated parties	3.6	8.0	21.3	16.2

Realized losses on sales, net of hedging gains:
Fixed maturity securities, available-for-sale	(8.5)	(6.6)	(16.1)	(11.0)
Hedging gains on fixed maturity sales	1.1	3.7	5.4	4.2
Equity securities, available-for-sale	—	—	(0.3)	—
Real estate	—	(2.6)	(0.4)	(2.7)
Mortgage loans on real estate	(0.7)	(2.2)	(0.7)	(3.1)
Other	(0.5)	(0.5)	(1.0)	(0.7)

Total realized losses on sales—unrelated parties	(8.6)	(8.2)	(13.1)	(13.3)

Other-than-temporary impairments:
Fixed maturity securities, available-for-sale	(31.7)	(32.6)	(90.1)	(37.1)
Equity securities, available-for-sale	—	—	(5.3)	—
Real estate	—	—	—	(2.1)
Mortgage loans on real estate	(1.3)	—	(1.3)	(2.2)

Total other-than-temporary impairments	(33.0)	(32.6)	(96.7)	(41.4)

Credit default swaps	6.4	(14.3)	7.8	(15.5)
Derivatives, excluding hedging gains and losses on sales, and credit default swaps	5.5	5.7	7.3	8.5

Net realized losses on investments, hedging instruments and hedged items	$(26.1)	$(41.4)	$(73.4)	$(45.5)

Related Party Transactions

See note 7 to the unaudited consolidated financial statements, included in Part I,Item 1—Unaudited Consolidated Financial Statements of this report, for a discussion of related party transactions.

Off-Balance Sheet Transactions

Under the medium-term note program, the Company issues funding agreements, which are insurance obligations, to an unrelated third-party trust to secure notes issued to investors by the trust. The funding agreements are recorded as a component of future policy benefits and claims on the Company’s consolidated balance sheets. Because the Company has no ownership interest in, or control over, the third-party trust that issues the notes, the Company does not include the trust in its consolidated financial statements and therefore, such notes are not reflected in the consolidated financial statements of the Company. As the notes issued by the trust have a secured interest in the funding agreement issued by the Company, Moody’s Investors Service, Inc. and Standard & Poor’s, a Division of The McGraw-Hill Companies, Inc., assign the same ratings to the notes as the insurance financial strength ratings of the Company.

To date, the Company has sold $141.3 million of credit enhanced equity interests in Low Income Housing Tax Credit Funds (Tax Credit Funds) to unrelated third parties. The Company guaranteed cumulative after-tax yields to third party investors ranging from 5.15% to 5.25%. These guarantees are in effect for approximately 15 years. The Tax Credit Funds will provide a stream of tax benefits to the investors that will generate a yield and return of capital. To the extent that the tax benefits are not sufficient to provide these cumulative after-tax yields, then the Company must fund any shortfall, which is mitigated by stabilization collateral set aside by the Company at the inception of the transactions.

The maximum amount of undiscounted future payments that the Company could be required to pay the investors under the terms of the guarantees is $414.0 million. The Company does not anticipate making any payments related to the guarantees.

At the time of the sales, $5.1 million of net sale proceeds were set aside as collateral for certain properties owned by the Tax Credit Funds that had not met all of the criteria necessary to generate tax credits. Such criteria include completion of construction and the leasing of each unit to a qualified tenant among other criteria. Properties meeting the necessary criteria are considered to have “stabilized.” The properties are evaluated regularly and upon stabilizing, the collateral is released. To date, $2.5 million of stabilization collateral has been released into income, including $0.2 million in second quarter 2003 and $2.0 million in the first six months of 2003.

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

ITEM 4 Controls and Procedures

(a)	The Company’s Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934). Based on such evaluation, such officers have concluded that the Company’s disclosure controls and procedures are effective as of the end of the period covered by this Quarterly Report.

(b)	There have been no changes during the period covered by this Quarterly Report in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II—OTHER INFORMATION

ITEM 1 Legal Proceedings

On October 29, 1998, the Company was named in a lawsuit filed in Ohio state court related to the sale of deferred annuity products for use as investments in tax-deferred contributory retirement plans (Mercedes Castillo v. Nationwide Financial Services, Inc., Nationwide Life Insurance Company and Nationwide Life and Annuity Insurance Company). On May 3, 1999, the complaint was amended to, among other things, add Marcus Shore as a second plaintiff. The amended complaint was brought as a class action on behalf of all persons who purchased individual deferred annuity contracts or participated in group annuity contracts sold by the Company and the other named Company affiliates, which were allegedly used to fund certain tax-deferred retirement plans. The amended complaint seeks unspecified compensatory and punitive damages. On June 11, 1999, the Company and the other named defendants filed a motion to dismiss the amended complaint. On March 8, 2000, the Court denied the motion to dismiss the amended complaint filed by the Company and the other named defendants. On January 25, 2002, the plaintiffs filed a motion for leave to amend their complaint to add three new named plaintiffs. On February 9, 2002, the plaintiffs filed a motion for class certification. On April 16, 2002, the Company filed a motion for summary judgment on the individual claims of plaintiff Mercedes Castillo. On May 28, 2002, the Court granted the motion of Marcus Shore to withdraw as a named plaintiff and denied plaintiffs’ motion to add new persons as named plaintiffs, so the action is now proceeding with Mercedes Castillo as the only named plaintiff. On November 4, 2002, the Court issued a decision granting the Company’s motion for summary judgment on all of plaintiff Mercedes Castillo’s individual claims, and ruling that plaintiff’s motion for class certification is moot. Judgment for the Company was entered on November 15, 2002. On December 16, 2002, plaintiff Mercedes Castillo filed a notice of appeal from the Court’s orders (a) granting the Company’s motion for summary judgment; and (b) denying Castillo’s motion for leave to amend the complaint to add three new named plaintiffs. That appeal was argued on July 1, 2003. The Company intends to defend this lawsuit vigorously.

On August 15, 2001, the Company was named in a lawsuit filed in Connecticut federal court titled Lou Haddock, as trustee of the Flyte Tool & Die, Incorporated Deferred Compensation Plan, et al v. Nationwide Financial Services, Inc. and Nationwide Life Insurance Company. On September 6, 2001, the plaintiffs amended their complaint to include class action allegations. The plaintiffs seek to represent a class of retirement plans that purchased variable annuities from NLIC to fund qualified ERISA retirement plans. The amended complaint alleges that the retirement plans purchased variable annuity contracts from the Company that allowed plan participants to invest in funds that were offered by separate mutual fund companies; that the Company was a fiduciary under ERISA and that the Company breached its fiduciary duty when it accepted certain fees from the mutual fund companies that purportedly were never disclosed by the Company; and that the Company violated ERISA by replacing many of the funds originally included in the plaintiff’s annuities with “inferior” funds because the new funds purportedly paid higher fees to the Company. The amended complaint seeks disgorgement of the fees allegedly received by the Company and other unspecified compensatory damages, declaratory and injunctive relief and attorney’s fees. On December 3, 2001, the plaintiffs filed a motion for class certification. The Company is opposing that motion. The Company’s Motion to Dismiss was denied on September 11, 2002. On January 14, 2003, plaintiffs filed a motion to file a second amended complaint and the motion was granted on February 21, 2003. The second amended complaint removed the claims against the Company concerning a violation of ERISA through the replacement of many of the funds originally included in the plaintiffs’ annuities with “inferior” funds that purportedly paid higher fees to the Company. On April 14, 2003, plaintiffs filed a motion for leave to file a third amended complaint, which has been granted by the Court. The third amended complaint does not include claims against the Company explicitly alleging a violation of ERISA through misrepresentation, breach of contract, or the replacement of funds originally included in the plaintiffs’ annuities with “inferior” funds that purportedly paid higher fees to the Company. The Company intends to defend this lawsuit vigorously.

On May 1, 2003, a class action was filed against NLIC in the United States District Court for the Eastern District of Louisiana, entitled Edward Miller, Individually, and on behalf of all others similarly situated, v. Nationwide Life Insurance Company. The Complaint alleges that in November 2001, plaintiff Edward Miller purchased a group modified single premium variable annuity issued by NLIC. Plaintiff alleges that NLIC represented in its prospectus and promised in its annuity contract that contract holders could transfer assets without charge among the various funds offered in the contracts, that the transfer rights of contract holders could not be modified and that NLIC’s expense charges under the contracts were fixed. Plaintiff claims that NLIC has breached the contracts and violated federal securities laws by imposing trading fees on transfers that were supposed to have been without charge. Plaintiff seeks compensatory damages and rescission on behalf of himself and a class of persons who purchased this type of annuity or similar products issued by NLIC between May 1, 2001 and April 30, 2002 inclusive and were allegedly damaged by paying transfer fees. NLIC has filed a motion to dismiss the complaint. This case is in a very preliminary stage, and NLIC intends to defend it vigorously.

There can be no assurance that any such litigation will not have a material adverse effect on the Company in the future.

ITEM 2 Changes in Securities

Omitted due to reduced disclosure format.

ITEM 3 Defaults Upon Senior Securities

Omitted due to reduced disclosure format.

ITEM 4 Submission of Matters to a Vote of Security Holders

Omitted due to reduced disclosure format.

ITEM 5 Other Information

None.

ITEM 6 Exhibits and Reports on Form 8-K

(a)	Exhibits:

31.1	Certification of W.G. Jurgensen pursuant to 18 U.S.C. section 1350, as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Mark R. Thresher pursuant to 18 U.S.C. section 1350, as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of W.G. Jurgensen pursuant to 18 U.S.C. section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002 (this exhibit is intended to be furnished in accordance with Regulation S-K, Item 601(b)(32)(ii) and shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934 or incorporated by reference into any document filed under the Securities Act of 1933, except as shall be expressly set forth by specific reference to such filing).

32.2	Certification of Mark R. Thresher pursuant to 18 U.S.C. section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002 (this exhibit is intended to be furnished in accordance with Regulation S-K, Item 601(b)(32)(ii) and shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934 or incorporated by reference into any document filed under the Securities Act of 1933, except as shall be expressly set forth by specific reference to such filing).

(b)	Reports on Form 8-K:

On April 30, 2003, the Company filed a Current Report on Form 8-K reporting the condensed consolidated balance sheets as of March 31, 2003 and December 31, 2002 and the condensed consolidated income statements for the periods ended March 31, 2003 and 2002.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NATIONWIDE LIFE INSURANCE COMPANY (Registrant)
Date: August 12, 2003	/s/Mark R. Thresher
Mark R. Thresher
Senior Vice President—Chief Financial Officer