Form 10-Q
period 2003-09-30
NATIONWIDE LIFE INSURANCE CO
filed 2003-11-12
CIK 205695

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2003

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

All voting stock was held by affiliates of the Registrant on November 3, 2003.

COMMON STOCK (par value $1 per share)—3,814,779 shares issued and outstanding as of November 3, 2003  (Title of Class)

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

Consolidated Statements of Earnings

(Unaudited)

(in millions)

	Three months ended September 30,		Nine months ended September 30,
	2003	2002	2003	2002
Revenues
Policy charges	$238.0	$234.7	$689.8	$746.0
Life insurance premiums	70.4	64.5	216.2	189.2
Net investment income	499.2	465.2	1,483.2	1,351.4
Net realized gains (losses) on investments, hedging instruments and hedged items:
Unrelated parties	1.4	(41.1)	(72.0)	(86.6)
Related parties	—	23.2	—	23.2
Other income	4.8	0.5	10.3	4.5

Total revenues	813.8	747.0	2,327.5	2,227.7

Benefits and expenses
Interest credited to policyholder account values	326.5	321.3	977.6	917.1
Other benefits and claims	92.0	77.6	279.1	228.2
Policyholder dividends on participating policies	11.0	11.6	31.5	33.5
Amortization of deferred policy acquisition costs	98.3	430.4	271.8	598.2
Interest expense on debt, primarily with a related party	12.4	12.0	35.9	23.7
Other operating expenses	135.2	120.6	403.4	385.7

Total benefits and expenses	675.4	973.5	1,999.3	2,186.4

Income (loss) from continuing operations before federal income tax expense	138.4	(226.5)	328.2	41.3
Federal income tax expense (benefit)	33.6	(91.3)	75.8	(23.3)

Income (loss) from continuing operations	104.8	(135.2)	252.4	64.6
Income from discontinued operations, net of tax	—	—	—	0.7

Net income (loss)	$104.8	$(135.2)	$252.4	$65.3

See accompanying notes to unaudited consolidated financial statements, including note 10 which describes related party transactions.

NATIONWIDE LIFE INSURANCE COMPANY AND SUBSIDIARIES

(A wholly owned subsidiary of Nationwide Financial Services, Inc.)

Consolidated Balance Sheets

(in millions, except share amounts)

	September 30, 2003	December 31, 2002
	(unaudited)
Assets
Investments:
Securities available-for-sale, at fair value:
Fixed maturity securities (cost $25,780.2 in 2003; $23,134.3 in 2002)	$27,124.7	$24,169.0
Equity securities (cost $86.6 in 2003; $85.1 in 2002)	96.0	84.3
Mortgage loans on real estate, net	8,239.0	7,923.2
Real estate, net	102.9	116.6
Policy loans	610.0	629.2
Other long-term investments	131.5	137.5
Short-term investments, including amounts managed by a related party	1,574.6	1,210.3

Total invested assets	37,878.7	34,270.1

Cash	6.4	0.9
Accrued investment income	370.1	328.7
Deferred policy acquisition costs	3,071.5	2,971.1
Other assets	1,599.5	1,243.6
Assets held in separate accounts	52,440.2	47,208.2

Total assets	$95,366.4	$86,022.6

Liabilities and Shareholder’s Equity
Future policy benefits and claims	$34,736.1	$31,679.8
Short-term debt	299.8	—
Long-term debt, payable to Nationwide Financial Services, Inc. (NFS)	600.0	600.0
Other liabilities	3,168.9	2,985.8
Liabilities related to separate accounts	52,440.2	47,208.2

Total liabilities	91,245.0	82,473.8

Shareholder’s equity:
Capital shares, $1 par value. Authorized 5.0 million shares; 3.8 million shares issued and outstanding	3.8	3.8
Additional paid-in capital	371.3	171.1
Retained earnings	3,172.0	2,979.6
Accumulated other comprehensive income	574.3	394.3

Total shareholder’s equity	4,121.4	3,548.8

Total liabilities and shareholder’s equity	$95,366.4	$86,022.6

See accompanying notes to unaudited consolidated financial statements, including note 10 which describes related party transactions.

NATIONWIDE LIFE INSURANCE COMPANY AND SUBSIDIARIES

(A wholly owned subsidiary of Nationwide Financial Services, Inc.)

Consolidated Statements of Shareholder’s Equity

(Unaudited)

Nine Months Ended September 30, 2003 and 2002

(in millions)

	Capital shares	Additional paid-in capital	Retained earnings	Accumlated other comprehensive income	Total shareholder’s equity
Balance as of January 1, 2002	$3.8	$646.1	$2,863.1	$204.7	$3,717.7

Comprehensive income:
Net income	—	—	65.3	—	65.3
Net unrealized gains on securities available-for-sale arising during the period, net of tax	—	—	—	245.5	245.5
Accumulated net gains on cash flow hedges, net of tax	—	—	—	10.9	10.9

Total comprehensive income					321.7

Returns of capital to shareholder	—	(475.0)	—	—	(475.0)
Dividends to shareholder	—	—	(45.0)	—	(45.0)

Balance as of September 30, 2002	$3.8	$171.1	$2,883.4	$461.1	$3,519.4

Balance as of January 1, 2003	$3.8	$171.1	$2,979.6	$394.3	$3,548.8

Comprehensive income:
Net income	—	—	252.4	—	252.4
Net unrealized gains on securities available-for-sale arising during the period, net of tax	—	—	—	181.9	181.9
Accumulated net losses on cash flow hedges, net of tax	—	—	—	(1.9)	(1.9)

Total comprehensive income					432.4

Contributed capital	—	200.2	—	—	200.2
Dividends to shareholder	—	—	(60.0)	—	(60.0)

Balance as of September 30, 2003	$3.8	$371.3	$3,172.0	$574.3	$4,121.4

See accompanying notes to unaudited consolidated financial statements, including note 10 which describes related party transactions.

NATIONWIDE LIFE INSURANCE COMPANY AND SUBSIDIARIES

(A wholly owned subsidiary of Nationwide Financial Services, Inc.)

Consolidated Statements of Cash Flows

(unaudited)

Nine Months Ended September 30, 2003 and 2002

(in millions)

	2003	2002
Cash flows from operating activities
Net income	$252.4	$65.3
Adjustments to reconcile net income to net cash provided by operating activities:
Income from discontinued operations	—	(0.7)
Interest credited to policyholder account values	977.6	917.1
Capitalization of deferred policy acquisition costs	(438.9)	(497.4)
Amortization of deferred policy acquisition costs	271.8	598.2
Amortization and depreciation	46.8	(4.1)
Realized losses (gains) on investments, hedging instruments and hedged items:
Unrelated parties	72.0	86.6
Related parties	—	(23.2)
Increase in accrued investment income	(41.4)	(32.6)
Increase in other assets	(382.9)	(364.3)
Increase in policy liabilities	14.2	22.0
Increase in other liabilities	140.8	444.9
Other, net	19.3	33.8

Net cash provided by continuing operations	931.7	1,245.6
Net cash provided by discontinued operations	—	0.7

Net cash provided by operating activities	931.7	1,246.3

Cash flows from investing activities
Proceeds from maturity of available-for-sale securities	3,089.8	3,005.6
Proceeds from sale of available-for-sale securities	1,868.2	1,380.0
Proceeds from repayments of mortgage loans on real estate	158.9	626.1
Proceeds from sale of real estate	27.3	94.8
Proceeds from repayments of policy loans and sale of other invested assets	79.6	43.8
Cost of available-for-sale securities acquired	(7,631.4)	(8,031.6)
Cost of mortgage loans on real estate acquired	(484.3)	(1,188.3)
Cost of real estate acquired	(1.8)	(1.0)
Short-term investments, net	(367.7)	(220.0)
Disposal of subsidiary, net of cash	—	(20.0)
Collateral—securities lending, net	(13.8)	248.9
Other, net	(154.0)	(310.4)

Net cash used in investing activities	(3,429.2)	(4,372.1)

Cash flows from financing activities
Net change in short-term debt	299.8	60.0
Net proceeds from issuance of long-term debt to NFS	—	300.0
Contributed capital	200.2	—
Capital returned to shareholder	—	(475.0)
Cash dividend paid to shareholder	(60.0)	(35.0)
Increase in investment and universal life insurance product account values	4,181.5	4,982.7
Decrease in investment and universal life insurance product account values	(2,118.5)	(1,656.5)

Net cash provided by financing activities	2,503.0	3,176.2

Net increase in cash	5.5	50.4
Cash, beginning of period	0.9	22.6

Cash, end of period	$6.4	$73.0

See accompanying notes to unaudited consolidated financial statements, including note 10 which describes related party transactions.

NATIONWIDE LIFE INSURANCE COMPANY AND SUBSIDIARIES

(a wholly owned subsidiary of Nationwide Financial Services, Inc.)

Notes to Unaudited Consolidated Financial Statements

September 30, 2003 and 2002

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

(2)	Summary of Significant Accounting Policies

A complete summary of significant accounting policies is included in note 2 to the Company’s 2002 Annual Report on Form 10-K. The accounting policy below has been updated since December 31, 2002.

(a)	Valuation of Investments, Investment Income and Related Gains and Losses

The Company is required to classify its fixed maturity securities and equity securities as held-to-maturity, available-for-sale or trading. The Company classifies certain investments, which are held principally for the purpose of selling them in the near term, as trading assets. Trading assets may include any combination of fixed maturity securities, marketable equity securities and derivative instruments. Trading assets are stated at fair value, with changes in fair value recorded as a component of other income. All other fixed maturity and marketable equity securities are classified as available-for-sale. Available-for-sale securities are stated at fair value, with the unrealized gains and losses, net of adjustments to deferred policy acquisition costs (DAC), future policy benefits and claims, and deferred federal income tax, reported as a separate component of accumulated other comprehensive income in shareholders’ equity. The adjustment to DAC represent the changes in amortization of DAC that would have been required as a charge or credit to operations had such unrealized amounts been realized and allocated to the product lines. The adjustment to future policy benefits and claims represents the increase in policy reserves from using a lower discount rate that would have been required if such unrealized gains been realized and the proceeds reinvested at lower market interest rates.

The fair value of fixed maturity and marketable equity securities is generally obtained from independent pricing services. For fixed maturity securities not able to be priced by independent services (generally private placement and low volume traded securities), an internally developed matrix is used. The matrix is developed by obtaining spreads versus the US Treasury yield for securities with varying weighted average lives and bond ratings. The weighted average life and bond rating of the matrix priced bond are compared to the matrix and the corresponding spread is added to the US Treasury yield to create a yield for the matrix priced bond. For those securities not priced externally or by the matrix, qualified company representatives determine the fair value, primarily using CDONet, a software application utilized in valuing complex securitized investments with variable cash flows. As of September 30, 2003, 68% of the fair values of fixed maturity securities were obtained from independent pricing services, 25% from the above described matrix and 7% from other sources.

NATIONWIDE LIFE INSURANCE COMPANY AND SUBSIDIARIES

(a wholly owned subsidiary of Nationwide Financial Services, Inc.)

Notes to Unaudited Consolidated Financial Statements, Continued

Management regularly reviews its fixed maturity and equity securities portfolio to evaluate the necessity of recording impairment losses for other-than-temporary declines in the fair value of investments. A number of criteria are considered during this process including, but not limited to, the current fair value as compared to amortized cost or cost, as appropriate, of the security, the length of time the security’s fair value has been below amortized cost/cost, and by how much, specific credit issues related to the issuer, and current economic conditions. Other-than-temporary impairment losses result in a permanent reduction of the cost basis of the underlying investment.

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

The valuation allowance account for mortgage loans on real estate is maintained at a level believed adequate by the Company to absorb estimated probable credit losses, including losses incurred at the balance sheet date, but not yet identified by specific loan. The Company’s periodic evaluation of the adequacy of the allowance for losses is based on past loan loss experience, known and inherent risks in the portfolio, adverse situations that may affect the borrower’s ability to repay, the estimated value of the underlying collateral, composition of the loan portfolio, current economic conditions and other relevant factors.

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

NATIONWIDE LIFE INSURANCE COMPANY AND SUBSIDIARIES

(a wholly owned subsidiary of Nationwide Financial Services, Inc.)

Notes to Unaudited Consolidated Financial Statements, Continued

(3)	Recently Issued Accounting Pronouncements

In July 2003, the American Institute of Certified Public Accountants issued Statement of Position 03-1, Accounting and Reporting by Insurance Enterprises for Certain Nontraditional Long-Duration Contracts and for Separate Accounts (SOP 03-1). SOP 03-1 addresses a number of topics; the most significant of which is the accounting for contracts with guaranteed minimum death benefits (GMDB). SOP 03-1 requires companies to evaluate the significance of the GMDB benefit to determine whether the contract should be accounted for as an investment or insurance contract. For contracts determined to be insurance contracts, companies are required to establish a reserve to recognize a portion of the assessment (revenue) that compensates the insurance company for benefits to be provided in future periods. SOP 03-1 also provides guidance on separate account presentation, interest in separate accounts, gains and losses on the transfer of assets from the general account to a separate account, liability valuation, return based on a contractually referenced pool of assets or index, annuitization options and sales inducements to contract holders. The Company continues to evaluate the impact that SOP 03-1 will have on its financial results. Based on the Company’s current interpretation, it is expected that adoption of SOP 03-1 will not have a material impact on the results of operations or financial position of the Company.

In May 2003, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity (SFAS 150). SFAS 150 establishes standards for the classification and measurement of certain freestanding financial instruments that embody obligations of the issuer and have characteristics of both liabilities and equity. Further, SFAS 150 requires disclosure regarding the terms of those instruments and settlement alternatives. The guidance in SFAS 150 is generally effective for financial instruments entered into or modified after May 31, 2003, and otherwise effective at the beginning of the first interim period beginning after June 15, 2003. Adjustments required as a result of the application of SFAS 150 to existing instruments should be reported as a cumulative effect of a change in accounting principle. The adoption of SFAS 150 on July 1, 2003 did not have any impact on the results of operations or financial position of the Company.

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

In April 2003, the FASB released Statement 133 Implementation Issue B36, Embedded Derivatives: Modified Coinsurance Arrangements and Debt Instruments That Incorporate Credit Risk Exposures That Are Unrelated or Only Partially Related to the Creditworthiness of the Obligor under Those Instruments (DIG B36). DIG B36 addresses the need to separately account for an embedded derivative within a reinsurer’s receivable and ceding company’s payable arising from modified coinsurance or similar arrangements. Paragraph 12.a. of SFAS 133 indicates that an embedded derivative must be separated from the host contract (bifurcated) if the economic characteristics and risks of the embedded derivative instrument are not clearly and closely related to the economic characteristics and risks of the host contract. DIG B36 concludes that bifurcation is necessary in a modified coinsurance and similar arrangement because the yield on the receivable and payable is based on a specified proportion of the ceding company’s return on either its general account assets or a specified block of those assets, rather than the overall creditworthiness of the ceding company. The effective date of implementation is the first day of the first fiscal quarter beginning after September 15, 2003, October 1, 2003 for the Company, with earlier application as of the beginning of a fiscal quarter permitted. As of September 30, 2003, the Company held $94.8 million of general account reserves under modified coinsurance arrangements that are subject to DIG B36. Upon adoption of DIG B36 on October 1, 2003, the Company recorded a derivative liability of $1.3 million, deferred taxes of $0.5 million and a charge of $0.8 million as a cumulative effect of adoption of this accounting principal.

NATIONWIDE LIFE INSURANCE COMPANY AND SUBSIDIARIES

(a wholly owned subsidiary of Nationwide Financial Services, Inc.)

Notes to Unaudited Consolidated Financial Statements, Continued

In January 2003, the FASB issued Interpretation No. 46, Consolidation of Variable Interest Entities – an interpretation of ARB No. 51 (FIN 46). Accounting Research Bulletin No. 51, Consolidated Financial Statements (ARB 51) states that consolidation is usually necessary when a company has a “controlling financial interest” in another company, a condition most commonly achieved via ownership of a majority voting interest. FIN 46 clarifies the application of ARB 51 to certain “variable interest entities” (VIE) where (i) the equity investors are not empowered to make sufficient decisions about the entity’s operations, or do not receive expected returns or absorb expected losses commensurate with their equity ownership; or (ii) do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. VIEs are consolidated by their primary beneficiary, which is a party having a majority of the entity’s expected losses, expected residual returns, or both. A company holding a significant variable interest in a VIE, but not deemed the primary beneficiary is subject to certain disclosure requirements specified by FIN 46. FIN 46 initially applied to entities formed after January 31, 2003, and to VIEs in which an enterprise obtains an interest after that date. As originally issued, for VIEs where an enterprise holds a variable interest that it acquired prior to February 1, 2003, FIN 46 required application in the interim period beginning after June 15, 2003 and early adoption was permitted.

In October 2003, the FASB delayed the implementation date of FIN 46 for VIEs acquired prior to January 31, 2003 to interim periods ending after December 15, 2003, with early adoption permitted. FIN 46 may be applied with a cumulative-effect adjustment made as of the date of initial application or by restating previously issued financial statements for one or more years with a cumulative-effect adjustment as of the beginning of the first year restated. The Company does not expect the adoption of the remaining provisions of FIN 46 in the fourth quarter of 2003, to have a material impact on the results of operations or financial position of the Company, however no assurance can be provided.

In November 2002, the FASB issued Interpretation No. 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others – an interpretation of FASB Statements No. 5, 57, and 107 and rescission of FASB Interpretation No. 34 (FIN 45). FIN 45 requires a guarantor to provide more detailed interim and annual financial statement disclosures about obligations under certain guarantees it has issued. It also requires a guarantor to recognize, at the inception of new guarantees issued or modified after December 31, 2002, a liability for the fair value of the obligation undertaken in issuing the guarantee. Although superceded by FIN 45, the guidance provided in FASB Interpretation No. 34, Disclosure of Indirect Guarantees of Indebtedness of Others has been incorporated into FIN 45 without change. The adoption of FIN 45 on January 1, 2003 did not have a material impact on the results of operations or financial position of the Company.

In June 2002, the FASB issued SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities (SFAS 146), which the Company adopted January 1, 2003. Adoption of SFAS 146 did not have any impact on the results of operations or financial position of the Company.

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

(5)	Mortgage Loans

Activity in the valuation allowance account for mortgage loans on real estate for the three and nine months ended September 30, 2003 and 2002 were as follows:

	Three months ended September 30,		Nine months ended September 30,
(in millions)	2003	2002	2003	2002
Allowance, beginning of period	$43.4	$41.9	$43.4	$42.9
Reductions credited to allowance	(13.2)	—	(13.2)	(1.0)

Allowance, end of period	$30.2	$41.9	$30.2	$41.9

During the third quarter of 2003, the Company updated its analysis of the overall performance of the mortgage loan portfolio and related allowance for mortgage loan losses. This analysis included an evaluation of the current composition of the portfolio, historical losses by property type, current economic conditions and expected losses incurred as of the balance sheet date, but not yet identified by specific loan. As a result of the analysis, the total valuation allowance was reduced by $12.1 million, relating primarily to the unallocated allowance for losses inherent in the portfolio as of September 30, 2003.

NATIONWIDE LIFE INSURANCE COMPANY AND SUBSIDIARIES

(a wholly owned subsidiary of Nationwide Financial Services, Inc.)

Notes to Unaudited Consolidated Financial Statements, Continued

(6)	Comprehensive Income

Comprehensive income includes net income as well as certain items that are reported directly within a separate component of shareholder’s equity that bypass net income. Other comprehensive income is comprised of net unrealized gains on securities available-for-sale adjusted for the related impacts on DAC, future policy benefits and claims, and net gains on cash flow hedges, all net of tax. The related before and after federal income tax amounts are as follows:

	Three months ended September 30,		Nine months ended September 30,
(in millions)	2003	2002	2003	2002
Unrealized (losses) gains on securities available-for-sale arising during the period:
Gross	$(139.0)	$354.0	$248.4	$500.5
Adjustment to deferred policy acquisition costs	61.3	(114.7)	(66.7)	(178.7)
Adjustment to future policy benefits and claims	27.1	—	26.0	—
Related federal income tax benefit (expense)	17.7	(83.7)	(72.7)	(112.6)

Net unrealized (losses) gains	(32.9)	155.6	135.0	209.2

Reclassification adjustment for net losses on securities available-for-sale realized during the period:
Gross	11.1	13.6	72.2	55.8
Related federal income tax benefit	(3.9)	(4.7)	(25.3)	(19.5)

Net reclassification adjustment	7.2	8.9	46.9	36.3

Other comprehensive income (loss) on securities available-for-sale	(25.7)	164.5	181.9	245.5

Net (losses) gains on cash flow hedges:
Gross	(4.9)	2.1	(2.9)	16.8
Related federal income tax benefit (expense)	1.7	(0.8)	1.0	(5.9)

Other comprehensive (loss) income on cash flow hedges	(3.2)	1.3	(1.9)	10.9

Total other comprehensive (loss) income	$(28.9)	$165.8	$180.0	$256.4

(7)	Segment Disclosures

Management of the Company views its business primarily based on the underlying products and uses this basis to define its reportable segments. The Company reports three product segments: Individual Annuity, Institutional Products and Life Insurance. The primary segment profitability measure that management uses is pre-tax operating earnings, which is comprised of pre-tax income excluding net realized gains and losses on investments, hedging instruments and hedged items and discontinued operations.

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

In addition to the product segments, the Company reports a Corporate segment. The Corporate segment includes net investment income not allocated to the three product segments, unallocated expenses, advisory services program revenues and expenses and interest expense on debt. In addition to these operating revenues and expenses, the Company also reports net realized gains and losses on investments, and hedging instruments and hedged items not allocated to the three product segments in the Corporate segment, but does not consider such gains and losses as part of pre-tax operating earnings (loss).

NATIONWIDE LIFE INSURANCE COMPANY AND SUBSIDIARIES

(a wholly owned subsidiary of Nationwide Financial Services, Inc.)

Notes to Unaudited Consolidated Financial Statements, Continued

The following table summarizes the financial results of the Company’s business segments for the three months ended September 30, 2003 and 2002.

(in millions)	Individual Annuity	Institutional Products	Life Insurance	Corporate	Total
2003
Net investment income	$204.2	$198.8	$81.7	$14.5	$499.2
Other operating revenue	135.7	43.2	134.1	0.2	313.2
Net realized gains on investments, hedging instruments and hedged items	—	—	—	1.4	1.4

Total revenues	339.9	242.0	215.8	16.1	813.8

Interest credited to policyholder account values	153.0	124.8	48.7	—	326.5
Amortization of deferred policy acquisition costs	62.3	10.2	25.8	—	98.3
Interest expense on debt, primarily with a related party	—	—	—	12.4	12.4
Other benefits and expenses	82.2	44.1	109.7	2.2	238.2

Total benefits and expenses	297.5	179.1	184.2	14.6	675.4

Income from continuing operations before federal income tax expense	42.4	62.9	31.6	1.5	$138.4

Net realized gains on investments, hedging instruments and hedged items	—	—	—	(1.4)

Pre-tax operating earnings	$42.4	$62.9	$31.6	$0.1

2002
Net investment income	$170.9	$199.4	$82.4	$12.5	$465.2
Other operating revenue	127.1	38.1	134.3	0.2	299.7
Net realized losses on investments, hedging instruments and hedged items	—	—	—	(17.9)[1]	(17.9)

Total revenues	298.0	237.5	216.7	(5.2)	747.0

Interest credited to policyholder account values	131.9	141.4	48.0	—	321.3
Amortization of deferred policy acquisition costs	377.2	22.7	30.5	—	430.4
Interest expense on debt, primarily with a related party	—	—	—	12.0	12.0
Other benefits and expenses	68.8	39.7	100.9	0.4	209.8

Total benefits and expenses	577.9	203.8	179.4	12.4	973.5

Income (loss) from continuing operations before federal income tax expense	(279.9)	33.7	37.3	(17.6)	$(226.5)

Net realized losses on investments, hedging instruments and hedged items	—	—	—	17.9[1]

Pre-tax operating (loss) earnings	$(279.9)	$33.7	$37.3	$0.3

[1]	Including $23.2 million of realized gains on a related party transaction.

NATIONWIDE LIFE INSURANCE COMPANY AND SUBSIDIARIES

(a wholly owned subsidiary of Nationwide Financial Services, Inc.)

Notes to Unaudited Consolidated Financial Statements, Continued

The following table summarizes the financial results of the Company’s business segments for the nine months ended September 30, 2003 and 2002.

(in millions)	Individual Annuity	Institutional Products	Life Insurance	Corporate	Total
2003
Net investment income	$600.7	$595.7	$243.0	$43.8	$1,483.2
Other operating revenue	389.7	120.7	405.6	0.3	916.3
Net realized losses on investments, hedging instruments and hedged items	—	—	—	(72.0)	(72.0)

Total revenues	990.4	716.4	648.6	(27.9)	2,327.5

Interest credited to policyholder account values	453.0	385.2	139.4	—	977.6
Amortization of deferred policy acquisition costs	164.9	32.1	74.8	—	271.8
Interest expense on debt, primarily with a related party	—	—	—	35.9	35.9
Other benefits and expenses	253.2	136.4	320.5	3.9	714.0

Total benefits and expenses	871.1	553.7	534.7	39.8	1,999.3

Income (loss) from continuing operations before federal income tax expense	119.3	162.7	113.9	(67.7)	$328.2

Net realized losses on investments, hedging instruments and hedged items	—	—	—	72.0

Pre-tax operating earnings	$119.3	$162.7	$113.9	$4.3

Assets as of period end	$46,445.7	$32,267.5	$10,731.7	$5,921.5	$95,366.4

2002
Net investment income	$483.0	$593.7	$244.3	$30.4	$1,351.4
Other operating revenue	398.5	136.5	404.3	0.4	939.7
Net realized losses on investments, hedging instruments and hedged items	—	—	—	(63.4)[1]	(63.4)

Total revenues	881.5	730.2	648.6	(32.6)	2,227.7

Interest credited to policyholder account values	369.0	409.0	139.1	—	917.1
Amortization of deferred policy acquisition costs	483.5	44.2	70.5	—	598.2
Interest expense on debt, primarily with a related party	—	—	—	23.7	23.7
Other benefits and expenses	200.4	132.7	311.8	2.5	647.4

Total benefits and expenses	1,052.9	585.9	521.4	26.2	2,186.4

Income (loss) from continuing operations before federal income tax expense	(171.4)	144.3	127.2	(58.8)	$41.3

Net realized losses on investments, hedging instruments and hedged items	—	—	—	63.4[1]

Pre-tax operating (loss) earnings	$(171.4)	$144.3	$127.2	$4.6

Assets as of period end	$38,911.1	$29,820.7	$9,402.3	$5,153.3	$83,287.4

[1]	Including $23.2 million of realized gains on a related party transaction.

NATIONWIDE LIFE INSURANCE COMPANY AND SUBSIDIARIES

(a wholly owned subsidiary of Nationwide Financial Services, Inc.)

Notes to Unaudited Consolidated Financial Statements, Continued

(8)	Federal Income Taxes

The Company provides for federal income taxes based on the projected effective tax rate for the year. The customary relationship between federal income tax (benefit) expense and pre-tax (loss) income from continuing operations before cumulative effect of adoption of accounting principles did not exist in 2002. This was a result of the Company recording accelerated DAC amortization (see note 4) in third quarter 2002 that generated $121.5 million of federal income tax benefit calculated at the U.S. federal corporate income tax rate of 35% which differs from the Company’s effective tax rate.

(9)	Contingencies

On October 29, 1998, the Company was named in a lawsuit filed in Ohio state court by plaintiff Mercedes Castillo that challenged the sale of deferred annuity products for use as investments in tax-deferred contributory retirement plans (Mercedes Castillo v. Nationwide Financial Services, Inc., Nationwide Life Insurance Company and Nationwide Life and Annuity Insurance Company). On May 3, 1999, the complaint was amended to, among other things, add Marcus Shore as a second plaintiff. The amended complaint was brought as a class action on behalf of all persons who purchased individual deferred annuity contracts or participated in group annuity contracts sold by the Company and the other named Company affiliates, which were allegedly used to fund certain tax-deferred retirement plans. The amended complaint seeks unspecified compensatory and punitive damages. On May 28, 2002, the Court granted the motion of Marcus Shore to withdraw as a named plaintiff and denied plaintiffs’ motion to add new persons as named plaintiffs. On November 4, 2002, the Court issued a decision granting the Company’s motion for summary judgment on all of plaintiff Mercedes Castillo’s individual claims, and ruling that plaintiff’s motion for class certification was moot. Following appeal by the plaintiff, both of those decisions were affirmed by the Ohio Court of Appeals on September 9, 2003. The plaintiff filed a notice of appeal of the decision by the Ohio Court of Appeals on October 24, 2003. The Company intends to defend this lawsuit vigorously. On October 31, 2003, a lawsuit seeking class action containing allegations similar to those made in the Castillo case was filed against the Company in Arizona federal court by plaintiff Robert Helman (Robert Helman et al v. Nationwide Life Insurance Company et al). This case is in a very preliminary stage, and the Company is in the process of evaluating its merits.

On August 15, 2001, the Company was named in a lawsuit filed in Connecticut federal court titled Lou Haddock, as trustee of the Flyte Tool & Die, Incorporated Deferred Compensation Plan, et al v. Nationwide Financial Services, Inc. and Nationwide Life Insurance Company. The plaintiffs first amended their complaint on September 6, 2001 to include class action allegations, and have subsequently amended their complaint twice. As amended, in the current complaint, the plaintiffs seek to represent a class of retirement plans that purchased variable annuities from the Company to fund qualified ERISA retirement plans. Plaintiffs allege that the retirement plans purchased variable annuity contracts from the Company that allowed plan participants to invest in funds that were offered by separate mutual fund companies; that the Company was a fiduciary under ERISA and that the Company breached its fiduciary duty when it accepted certain fees from the mutual fund companies. The complaint seeks disgorgement of some or all of the fees allegedly received by the Company and other unspecified relief for restitution, along with declaratory and injunctive relief and attorneys’ fees. On December 3, 2001, the plaintiffs filed a motion for class certification. Plaintiffs filed a supplement to that motion on September 19, 2003. The Company is opposing that motion. On August 28, 2003, the Company filed a motion for summary judgment. Plaintiffs are expected to oppose that motion. The Company intends to defend this lawsuit vigorously.

On May 1, 2003, a class action was filed against NLIC in the United States District Court for the Eastern District of Louisiana, entitled Edward Miller, Individually, and on behalf of all others similarly situated, v. Nationwide Life Insurance Company. The Complaint alleges that in 2001, plaintiff Edward Miller purchased three group modified single premium variable annuities issued by the Company. Plaintiff alleges that the Company represented in its prospectus and promised in its annuity contracts that contract holders could transfer assets without charge among the various funds offered in the contracts, that the transfer rights of contract holders could not be modified and that the Company’s expense charges under the contracts were fixed. Plaintiff claims that the Company has breached the contracts and violated federal securities laws by imposing trading fees on transfers that were supposed to have been without charge. Plaintiff seeks compensatory damages and rescission on behalf of himself and a class of persons who purchased this type of annuity or similar contracts issued by the Company between May 1, 2001 and April 30, 2002 inclusive and were allegedly damaged by paying transfer fees. The Company’s motion to dismiss the complaint was granted by the Court on October 28, 2003.

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

Amounts on deposit with a related party in cash management were $240.8 million and $87.0 million as of September 30, 2003 and December 31, 2002, respectively.

The Company also participates in intercompany repurchase agreements with affiliates whereby the seller will transfer securities to the buyer at a stated value. Upon demand or after a stated period, the seller will repurchase the securities at the original sales price plus interest. As of September 30, 2003 and December 31, 2002, the Company had no borrowings from affiliated entities under such agreements. During the nine months ended September 30, 2003 and 2002, outstanding borrowings under such agreements did not exceed $141.3 million and $173.0 million, respectively, and the amounts the Company incurred for interest expense on intercompany repurchase agreements during these periods were immaterial. The Company believes that the terms of the repurchase agreements are materially consistent with what the Company could have obtained with unaffiliated parties.

Funds of Gartmore Global Investments, Inc. (GGI), an affiliate, are offered to the Company’s customers as investment options in certain of the Company’s products. As of September 30, 2003 and 2002, customer allocations to GGI funds totaled $12.4 billion and $11.3 billion, respectively. For the three months ended September 30, 2003, GGI paid the Company $9.9 million for the distribution and servicing of these funds, compared to $8.9 million a year ago, and for the nine months ended September 30, 2003, GGI paid the Company $28.1 million for the distribution and servicing of these funds, compared to $26.6 million a year ago.

In first quarter of 2003 NLIC received a $200.0 million capital contribution from NFS for general corporate purposes.

In the third quarter of 2003, the Company received a capital contribution of 100% of the common stock of Nationwide Retirement Plan Solutions (NRPS) from NFS. The capital contribution was valued at $0.2 million. Immediately after receipt of this capital contribution, NRPS was dissolved into the Company.

NATIONWIDE LIFE INSURANCE COMPANY AND SUBSIDIARIES

(a wholly owned subsidiary of Nationwide Financial Services, Inc.)

Notes to Unaudited Consolidated Financial Statements, Continued

(11)	Securitization Transaction

To date, the Company has sold $178.9 million of credit enhanced equity interests in Tax Credit Funds to unrelated third parties. The Company has guaranteed cumulative after-tax yields to third party investors ranging from 5.10% to 5.25% and as of September 30, 2003 held guarantee reserves totaling $1.8 million on these transactions. These guarantees are in effect for approximately 15 years. The Tax Credit Funds will provide a stream of tax benefits to the investors that will generate a yield and return of capital. To the extent that the tax benefits are not sufficient to provide these cumulative after-tax yields, then the Company must fund any shortfall, which is mitigated by stabilization collateral set aside by the Company at the inception of the transactions.

The maximum amount of undiscounted future payments that the Company could be required to pay the investors under the terms of the guarantees is $504.8 million. The Company does not anticipate making any payments related to the guarantees.

At the time of the sales, $4.3 million of net sale proceeds were set aside as collateral for certain properties owned by the Tax Credit Funds that had not met all of the criteria necessary to generate tax credits. Such criteria include completion of construction and the leasing of each unit to a qualified tenant among other criteria. Properties meeting the necessary criteria are considered to have “stabilized.” The properties are evaluated regularly and upon stabilizing, the collateral is released. During the first nine months of 2003, $2.5 million of stabilization collateral has been released into income, none during the third quarter of 2003 and first nine months of 2002.

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

(12)	Reclassification

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

The Company is a leading provider of long-term savings and retirement products in the U.S. The Company develops and sells a diverse range of products including individual annuities, private and public sector pension plans, other investment products sold to institutions, life insurance and an advisory services program. The Company markets its products through a diverse distribution network, including independent broker/dealers, wirehouse and regional firms, financial institutions, pension plan administrators, representatives of certain Certified Public Accounting (CPA) firms, life insurance specialists, and the following affiliated producers; TBG Financial, Nationwide Retirement Solutions (NRS), Nationwide Provident and Nationwide agents.

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

Note 2 to the audited consolidated financial statements included in the Company’s 2002 Annual Report on Form 10-K provides a summary of significant accounting policies. Note 3 to the unaudited consolidated financial statements included in Part I, Item 1 – Unaudited Consolidated Financial Statements of this report provides a discussion of the recently issued accounting pronouncements.

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

For investment products (principally individual and group annuities) and universal life insurance products, DAC is being amortized with interest over the lives of the policies in relation to the present value of estimated future gross profits from projected interest margins, asset fees, cost of insurance, policy administration and surrender charges, less policy benefits and policy maintenance expenses. The DAC asset related to investment products and universal life insurance products is adjusted to reflect the impact of unrealized gains and losses on fixed maturity securities available-for-sale as described in note 2(a) to the unaudited consolidated financial statements included in this report.

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

For other investment products and universal life insurance products, DAC is set each quarter to reflect revised best estimate assumptions, including the use of a reversion to the mean methodology over the next three years as it relates to net separate account performance. Any resulting DAC unlocking adjustments are reflected currently in the consolidated statements of earnings.

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

Valuation Allowances on Mortgage Loans on Real Estate

The Company provides valuation allowances for impairments of mortgage loans on real estate based on a review by portfolio managers. Mortgage loans on real estate are considered impaired when, based on current information and events, it is probable that the Company will be unable to collect all amounts due according to the contractual terms of the loan agreement. When the Company determines that a loan is impaired, a provision for loss is established equal to the difference between the carrying value and the present value of expected future cash flows discounted at the loan’s effective interest rate, or the fair value of the collateral, if the loan is collateral dependent. In addition to the valuation allowance on specific loans, the Company maintains an unallocated allowance for expected losses incurred as of the balance sheet date, but not yet specifically identified by loan. Changes in the valuation allowance are recorded in net realized gains or losses on investments, hedging instruments and hedged items. Loans in foreclosure are placed on non-accrual status. Interest received on non-accrual status mortgage loans on real estate is included in net investment income in the period received.

The valuation allowance account for mortgage loans on real estate is maintained at a level believed adequate by the Company and reflects the Company’s best estimate of probable credit losses, including losses incurred at the balance sheet date, but not yet identified by specific loan. The Company’s periodic evaluation of the adequacy of the allowance for losses is based on past loan loss experience, known and inherent risks in the portfolio, adverse situations that may affect the borrower’s ability to repay, the estimated value of the underlying collateral, composition of the loan portfolio, current economic conditions and other relevant factors.

Significant changes in the factors the Company considers in determining the valuation allowance on mortgage loans on real estate could result in a significant change in the provision for valuation allowance reported in the unaudited consolidated financial statements. During the third quarter of 2003, the Company refined its mortgage loan valuation allowance process by incorporating more detailed information in the analysis. The refined process included an analysis by property type of the current composition of the portfolio, historical losses, current market cycles and trends and expected losses incurred at the balance sheet date, but not yet identified by specific loan. As a result, the valuation allowance was reduced by $12.1 million.

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

Results of Operations

Revenues

Total revenues for third quarter 2003 increased to $813.8 million compared to $747.0 million for the same period in 2002. For the first nine months of 2003 and 2002, total revenues were $2.33 billion and $2.23 billion, respectively. Revenue growth was driven by an increase in net investment income as a result of continued growth in interest spread-based business offset by lower asset fees on a year to date basis due to depressed equity markets. Revenues from net realized gains (losses) on investments, hedging instruments and hedged items, increased by $19.3 million during the three months ended September 30, 2003 compared to the same period in 2002, and decreased $8.6 million when comparing the first nine months of 2003 against 2002.

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

Policy charges for the comparable periods of 2003 and 2002 were as follows:

	Three months ended September 30,		Nine months ended September 30,
(in millions)	2003	2002	2003	2002
Asset fees	$134.2	$124.7	$375.3	$416.4
Cost of insurance charges	62.7	60.8	187.6	174.3
Administrative fees	22.5	27.2	68.6	95.4
Surrender fees	18.6	22.0	58.3	59.9

Total policy charges	$238.0	$234.7	$689.8	$746.0

The increase in asset fees for third quarter 2003 compared to a year ago reflects an increase in average separate account values of $1.09 billion or 2%, reflecting a slight improvement in the market. For the nine months ended September 30, 2003 asset fees declined compared to a year ago due to a decline in total average separate account values of $5.87 billion or 11%, reflecting market depreciation.

Cost of insurance charges are assessed on the net amount at risk on universal life insurance policies. The net amount at risk is equal to a policy’s death benefit minus the related policyholder account value. The amount charged is based on the insured’s age and other underwriting factors. The increase in cost of insurance charges is due primarily to growth in the net amount at risk related to corporate and individual investment life insurance reflecting new production, favorable persistency on policies sold in prior periods and equity market declines which lowered policyholder account values. The net amount at risk related to corporate and individual investment life insurance grew to $36.89 billion as of September 30, 2003 compared to $35.93 billion a year ago.

The decline in administrative fees in the three and nine months ended September 30, 2003 compared to the same periods a year ago is primarily attributable to lower premium loads due to a decline in life insurance sales and $3.6 million of fees related to a case that terminated in the first quarter of 2002.

Surrender fees decreased slightly in the three and nine months ended September 30, 2003 compared to the same periods a year ago primarily due to slight improvements in the equity markets.

Net investment income includes the investment income earned on investments supporting fixed annuities, the guaranteed fixed option of variable annuities, the medium-term note program, certain life insurance products and invested assets not allocated to product segments, net of related investment expenses. Net investment income grew from $465.2 million in the third quarter of 2002 to $499.2 million in the third quarter of 2003 and from $1.35 billion in the first nine months of 2002 to $1.48 billion in the first nine months of 2003. The increases were primarily due to increased invested assets to support growth in individual fixed annuities, allocations to the fixed option of variable annuities and the medium-term note program, partially offset by lower yields due to declining market interest rates. General account assets supporting insurance products are closely correlated to the underlying reserves on these products. General account reserves grew by $5.26 billion to $34.74 billion as of the end of third quarter 2003 compared to $29.48 billion a year ago. The growth in general account reserves reflects increased customer preference for fixed products in light of declining and volatile equity markets.

The Company makes decisions concerning the sale of invested assets based on a variety of market, business, tax and other factors. All realized gains and losses generated by these sales, charges related to other-than-temporary impairments of available-for-sale securities and other investments and changes in valuation allowances on mortgage loans on real estate are included as realized gains and losses on investments, hedging instruments and hedged items. Also included are changes in the fair value of derivatives qualifying as fair value hedges and the change in the fair value of the hedged items, the ineffective, or excluded, portion of cash flow hedges and changes in the fair value of free-standing derivatives.

Net realized gains on investments, hedging instruments and hedged items totaled $1.4 million in third quarter 2003, compared to net realized losses of $17.9 million in third quarter 2002 and included other-than-temporary impairments of $31.8 million and $39.8 million, respectively. For the first nine months of 2003, net realized losses on investments, hedging instruments and hedged items totaled $72.0 million compared to net realized losses of $63.4 million for the first nine months of 2002 and included other-than-temporary impairments of $128.5 million and $81.2 million, respectively. Also, in third quarter 2003, the Company refined its mortgage loan valuation allowance process by incorporating more detailed in formation in the analysis. As a result, the valuations allowance was reduced by $12.1 million. Please refer to the table included under the – Corporate heading within this section of the document for a detailed summary of the components of net realized gains and losses on investments, hedging instruments and hedged items.

Benefits and Expenses

Interest credited to policyholder account values totaled $326.5 million in third quarter 2003 compared to $321.3 million in third quarter 2002, while year-to-date 2003 interest credited totaled $977.6 million compared to $917.1 million a year ago and principally relates to fixed annuities, both individual and institutional, funding agreements backing the Company’s medium-term note program and certain life insurance products. The increase in interest credited reflects an increase in account values for these products as a result of strong fixed annuity production and increased allocations of variable annuity funds to the guaranteed fixed option, partially offset by lower crediting rates in the Individual Annuity and Institutional Products segments, on products where crediting rates have not already reached guaranteed floors.

Other benefits and claims include policyholder benefits in excess of policyholder account values for universal life and individual deferred annuities and net claims and provisions for future policy benefits for traditional life insurance products and immediate annuities. An increase in other benefits and claims in the third quarter and first nine months of 2003 compared to the same periods a year ago reflects additional life insurance benefits reflecting growth in life insurance in-force, an increase in GMDB costs due to a higher level of claims and an increase in the provision for future policy benefits for immediate annuities due to growth in new premium in 2003 compared to 2002.

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

Amortization of DAC increased to $98.3 million in the third quarter of 2003 compared to $83.3 million in the third quarter of 2002, excluding the accelerated DAC amortization. On a year-to-date basis, DAC amortization totaled $271.8 million in 2003 compared to $251.1 million in 2002, excluding the accelerated DAC amortization. The increase in DAC amortization expense, excluding the accelerated DAC amortization, was attributable to the Individual Annuity and Life Insurance segments as a result of a growing book of business and the surrender of a large corporate-owned life insurance (COLI) contract in second quarter 2003.

The increase in interest expense on debt reflects the issuance of a $300.0 million surplus note to NFS in June 2002 and increased usage of commercial paper in 2003.

Other operating expenses increased 12% to $135.2 million in third quarter 2003 compared to $120.6 million in third quarter 2002. For the first nine months of 2003, operating expenses were $403.4 million, up slightly from $385.7 million for the first nine months of 2002. The increases reflect higher employee benefits, pension and insurance costs, partially offset by management’s efforts to manage expenses in response to the challenging market conditions.

Federal income tax expense (benefit) was $33.6 million in third quarter 2003 compared to $(91.3) million for the same period a year ago, representing an effective tax rate of 24.3% for third quarter 2003. For the first nine months of 2003 and 2002, federal income tax expense (benefit) was $75.8 million and $(23.3) million, representing an effective tax rate of 23.1% in 2003. The tax benefit of $121.5 million associated with the $347.1 million of accelerated DAC amortization in third quarter 2002 was calculated at the U.S. federal corporate income tax rate of 35%, which causes a distortion in what would normally be expected to be reported as effective tax rates. Excluding the accelerated DAC amortization and related tax benefit, the effective tax rates for the third quarter and the first nine months of 2002 were 25.0% and 25.3% respectively. An increase in tax-exempt income and credits from affordable housing partnership investments resulted in the decrease in the effective rates, excluding the impact of accelerated DAC amortization.

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

Income from discontinued operations, net of tax, for the first nine months of 2002 was $0.7 million.

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

Sales by product and segment for the comparable periods of 2003 and 2002 are summarized as follows.

	Three months ended September 30,		Nine months ended September 30,
(in millions)	2003	2002	2003	2002
The BEST of AMERICA products	$774.6	$732.8	$2,964.6	$2,476.0
Private label annuities	130.7	180.2	496.7	609.3
Income products	9.9	—	9.9	—

Total individual variable annuity sales	915.2	913.0	3,471.2	3,085.3

Deferred fixed annuities	445.1	871.8	1,431.1	2,036.5
Income products	27.3	36.8	104.3	94.9

Total individual fixed annuity sales	472.4	908.6	1,535.4	2,131.4

Total individual annuity sales	1,387.6	1,821.6	5,006.6	5,216.7

The BEST of AMERICA products	477.1	620.2	1,612.4	2,095.4
Other	7.0	6.1	24.1	39.3

Total private sector pension plan sales	484.1	626.3	1,636.5	2,134.7

Total public sector pension plan sales— IRC Section 457 annuities	392.2	355.4	1,071.3	1,041.3

Total institutional products sales	876.3	981.7	2,707.8	3,176.0

The BEST of AMERICA variable life series	104.2	128.2	322.8	394.5
Corporate-owned life insurance	109.1	123.2	464.3	577.7
Traditional/Universal life insurance	69.3	59.9	206.8	181.6

Total life insurance sales	282.6	311.3	993.9	1,153.8
Corporate-advisory services program sales	7.5	—	9.2	—

Total sales	$2,554.0	$3,114.6	$8,717.5	$9,546.5

The Company sells its products through a diverse distribution network. Unaffiliated entities that sell the Company’s products to their own customer base include independent broker/dealers, wirehouse and regional firms, financial institutions, pension plan administrators, life insurance specialists and representatives of certain CPA firms. Representatives of affiliates who market products directly to a customer base include NRS, Nationwide Provident producers and TBG Financial. The Company also distributes retirement savings products through the agency distribution force of its ultimate parent company, NMIC.

Sales by distribution channel for the third quarter and first nine months of 2003 and 2002, are summarized as follows:

	Three months ended September 30,		Nine months ended September 30,
(in millions)	2003	2002	2003	2002
Non-affiliated:
Independent broker/dealers	$710.6	$746.0	$2,333.7	$2,515.8
Financial institutions	648.4	987.2	2,519.1	2,597.4
Wirehouse and regional firms	378.5	472.6	1,283.1	1,568.4
Pension plan administrators	114.9	170.8	412.2	581.4
Life insurance specialists	80.4	91.6	317.8	450.2
CPA channel	7.3	—	10.7	—
Affiliated:
Nationwide Retirement Solutions	400.6	366.9	1,096.6	1,081.8
Nationwide Provident	32.0	35.5	113.0	65.4
Nationwide agents	152.6	212.4	484.8	558.6
TBG Financial	28.7	31.6	146.5	127.5

Total sales	$2,554.0	$3,114.6	$8,717.5	$9,546.5

The 5% and 7% decrease in sales in the independent broker/dealer channel in the three and nine months ended September 30, 2003, respectively, compared to the same periods in 2002 reflect lower demand for variable annuities and variable life insurance in light of depressed equity markets and lower sales of private sector pension plans due to a decline in average case size due to the weak equity markets.

Sales generated by financial institutions declined 34% in third quarter 2003 compared to a year ago, primarily due to planned reductions in fixed annuity sales. Year-to-date 2003 sales through this channel declined 3% compared to the same period a year ago, as private sector pension plan and variable annuity sales were higher in 2003, while individual fixed annuity sales were lower due to an intentional slow down in sales and commission reductions.

Sales generated by wirehouse and regional firms decreased 20% and 18% in the third quarter and first nine months of 2003, respectively, compared to the same periods a year ago, due to lower sales of individual annuity and private sector pension sales.

As the Company’s private sector pension business model continues to evolve, direct production through the pension plan administrators channel is expected to decline, as more new business opportunities are being created in conjunction or partnership with the independent broker/dealers, wirehouse and regional firms and financial institutions. This is evidenced by the 33% and 29% declines in third quarter 2003 and first nine months of 2003 sales, respectively, compared to the same periods a year ago.

Sales generated by life insurance specialists declined 12% in third quarter 2003 and 29% in the first nine months of 2003 compared to the same periods a year ago due to the current unfavorable environment for COLI and executive deferred compensation programs.

Sales generated by Nationwide Provident increased significantly for the first nine months of 2003. This increase is primarily due to the acquisition that NFS closed on October 1, 2002.

Sales generated by Nationwide agents declined 28% in third quarter 2003 and 13% in the first nine months of 2003 compared to the same periods a year ago due to lower fixed annuity sales due to an intentional slow down in sales and commission reductions.

Sales through TBG Financial declined by 9% in the third quarter of 2003 compared to a year ago due to the unfavorable environment for COLI and executive deferred compensation plans. For the first nine months of 2003, TBG Financial’s production increased 15% over the same period a year ago, primarily due to the sale of a single large case.

Business Segments

The Company reports three product segments: Individual Annuity, Institutional Products and Life Insurance. In addition, the Company reports certain other revenues and expenses in a Corporate segment.

The following table summarizes pre-tax operating earnings (loss) for the Company’s reporting segments for the periods indicated.

	Three months ended September 30,		Nine months ended September 30,
(in millions)	2003	2002	2003	2002
Individual Annuity	$42.4	$(279.9)	$119.3	$(171.4)
Institutional Products	62.9	33.7	162.7	144.3
Life Insurance	31.6	37.3	113.9	127.2
Corporate	0.1	0.3	4.3	4.6

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

The following table summarizes certain selected financial data for the Company’s Individual Annuity segment for the periods indicated.

	Three months ended September 30,		Nine months ended September 30,
(in millions)	2003	2002	2003	2002
Income Statement Data
Revenues:
Policy charges	$111.6	$109.9	$316.4	$351.9
Net investment income	204.2	170.9	600.7	483.0
Premiums on immediate annuities	24.1	17.2	73.3	46.6

Total operating revenues	339.9	298.0	990.4	881.5

Benefits and expenses:
Interest credited to policyholder account values	153.0	131.9	453.0	369.0
Other benefits	34.6	23.2	110.6	60.8
Amortization of DAC	62.3	377.2	164.9	483.5
Other operating expenses	47.6	45.6	142.6	139.6

Total benefits and expenses	297.5	577.9	871.1	1,052.9

Pre-tax operating earnings (loss)	$42.4	$(279.9)	$119.3	$(171.4)

Other Data
Sales:
Individual variable annuities	$915.2	$913.0	$3,471.2	$3,085.3
Individual fixed annuities	472.4	908.6	1,535.4	2,131.4

Total individual annuity sales	$1,387.6	$1,821.6	$5,006.6	$5,216.7

Average account values:
General account	$14,302.6	$10,484.9	$13,645.8	$9,711.4
Separate account	28,787.1	27,806.4	27,251.9	30,523.1

Total average account values	$43,089.7	$38,291.3	$40,897.7	$40,234.5

Account values as of period end:
Individual variable annuities	$34,513.5	$29,051.6
Individual fixed annuities	9,127.3	7,650.4

Total account values	$43,640.8	$36,702.0

GMDB—Net amount at risk, net of reinsurance	$1,665.2	$3,708.3
GMDB—Reserves, net of reinsurance	$21.5	$6.4
Pre-tax operating earnings (loss) to average account values	0.39%	(2.92)%	0.39%	(0.57)%

Pre-tax operating earnings totaled $42.4 million in third quarter 2003, up significantly compared to a third quarter 2002 loss of $279.9 million. For the first nine months of 2003, pre-tax operating earnings were $119.3 million compared to a loss of $171.4 million for the first nine months of 2002. Excluding $328.3 million accelerated DAC amortization in third quarter 2002, pre-tax operating earnings totaled $48.4 million and $156.9 million for the three months and nine months ended September 2002, respectively. Excluding the accelerated DAC amortization, the lower operating income in third quarter 2003 was primarily driven by increased DAC amortization and policy benefits on immediate annuities partially offset an increase in interest spread income. The growth in interest spread income was driven by higher fixed annuity account values and to a lesser degree, pre-payment income. Excluding the accelerated DAC amortization, the lower year-to-date 2003 earnings were primarily driven by lower policy charges and higher policy benefits primarily related to GMDB expenses, partially offset by an increase in interest spread income.

Asset fees increased to $94.2 million in the third quarter of 2003, up 8% from $86.9 million in the same period a year ago. Asset fees for the first nine months of 2003 decreased 9% to $262.3 million compared to $288.9 million in the same period a year ago. Asset fees are calculated daily and charged as a percentage of separate account values. The fluctuations in asset fees are primarily due to changes in the market value of investment options underlying the account values, which have followed the general trends of the equity markets. Average separate accounts increased to $28.79 billion in the third quarter of 2003, up 4% from $27.81 billion in the same period as a year ago. Average separate account values decreased 11% to $27.25 billion during the nine months ended September 30, 2003 compared to $30.52 billion in the same period a year ago.

Surrender fees decreased by $3.4 million to $13.7 million in the third quarter of 2003 compared to $17.1 million a year ago due in part to positive equity market returns in the period. Surrender fees for the first nine months of 2003 decreased by 8% to $41.9 million compared to $45.3 million in the same period a year ago.

Premiums on immediate annuities increased $6.9 million in third quarter 2003 over 2002, reflecting increased sales efforts by the Company and growth in the number of firms and distributors selling income products. For the first nine months of 2003, premiums totaled $73.3 million, up 57% from the first nine months of 2002 total of $46.6 million.

Other benefits reflect increased GMDB and immediate annuity costs in 2003. GMDB exposure, as measured by the difference between the current contractual death benefit and account value, net of reinsurance, decreased to $1.67 billion at September 30, 2003 from $2.96 billion at December 31, 2002. As a result of first quarter 2003 increases in GMDB exposure and claims activity, the Company strengthened reserves by $11.9 million in first quarter 2003 to meet the current estimate of future net claims in excess of fees. The growth in other benefits also reflects increased provision for future policy benefits for immediate annuities consistent with the growth in premium income.

As described above, in the third quarter of 2002, the Company recorded an acceleration of DAC amortization in the Individual Annuity segment totaling $328.3 million. Excluding the accelerated DAC amortization, amortization of DAC increased to $62.3 million in the third quarter of 2003 compared to $48.9 million in the third quarter of 2002. On a year-to-date basis, DAC amortization totaled $164.9 million in 2003 compared to an adjusted $155.2 million in 2002.

Other operating expenses were $47.6 million in third quarter 2003, up 4% over third quarter 2002. During the first nine months of 2003, operating expenses totaled $142.6 million, an increase of 2% over the first nine months of 2002 total of $139.6 million. The slight increases reflect growth in the number of contracts in-force and an increase in employee benefit, pension and insurance costs, partially offset by expense management efforts in response to the challenging equity markets and interest rate environments.

Interest spread income is comprised of net investment income, excluding capital charges, less interest credited to policyholder account values. Interest spread income can vary depending on crediting rates offered by the Company, performance of the investment portfolio, including the rate of prepayments, changes in market interest rates, the competitive environment and other factors.

Interest spread income grew 20% in the third quarter 2003 to $57.2 million from $47.8 million a year ago, while the growth was 18% during the first nine months of 2003 compared to the same period a year ago. The growth was driven by a 36% and 41% increase in average general account assets for these same comparative periods, respectively, the result of growth in the individual fixed annuity business and increased customer allocations to the guaranteed fixed options on individual annuities. Allocations to the guaranteed fixed option related to new domestic individual variable annuity sales during the third quarter and for the first nine months of 2003, totaled 27% and 46%, respectively, while third quarter and year-to-date 2002 totaled 45% and 39%, respectively.

The following table depicts the interest spread on average general account values for the periods indicated.

	Three months ended September 30,		Nine months ended September 30,
	2003	2002	2003	2002
Net investment income	5.88%	6.86%	6.06%	7.01%
Interest credited	4.28%	5.03%	4.43%	5.07%

Interest spread on average general account values	1.60%	1.83%	1.63%	1.94%

Although interest spread income was higher, interest spread margins compressed during the quarter to 160 basis points in the current quarter compared to 183 basis points a year ago. Included in the current quarter were 7 basis points, or $2.4 million, of prepayment income on mortgage loans and bonds compared to 3 basis points, or $0.8 million, a year ago. For the first nine months of 2003, interest spread margins compressed to 163 basis points compared to 194 basis points a year ago. Included in the first nine months of 2003 were 6 basis points, or $6.2 million, of prepayment income on mortgage loans and bonds compared to 4 basis points, or $2.7 million, a year ago. The current interest rate environment has limited the ability to adjust crediting rates to the extent of declines in investment yields due to the interest rate floors contained in annuity contracts.

For the full year 2003, the Company expects the trend of tighter interest spread margins to continue and is currently expecting full year interest spread margins of 155 to 160 basis points.

The Company has taken actions to address the current low interest rate environment and the impact on interest spread margins. In 2003, the Company lowered commission rates for individual fixed annuities and the Company began invoking contractual provisions during second quarter 2003 that should limit the amount of variable annuity deposits allocated to the guaranteed fixed option.

Individual Annuity sales totaled $1.39 billion, down 24% from $1.82 billion in the year ago quarter. For the first nine months of 2003, sales totaled $5.01 billion compared to $5.22 billion in the first nine months of 2002. Variable annuity production was flat in the quarter compared to the same period a year ago, with 27% of new domestic sales allocated to the guaranteed fixed options, as appeal of fixed, guaranteed interest rates to consumers remained very strong. Fixed annuity sales totaled $472.4 million in third quarter 2003, a 48% decline from levels reported a year ago. Fixed annuity sales for the first nine months of 2003 totaled $1.54 billion compared to $2.13 billion in the first nine months of 2002. A sharp drop-off in sales of fixed annuities, the result of the actions described above, which are intended to manage the level of new individual fixed annuity business due to the challenging interest rate environment, drove segment sales lower compared to both third quarter and the first nine months of 2002.

Individual Annuity segment deposits in third quarter 2003 of $1.44 billion offset by withdrawals and surrenders totaling $1.24 billion generated net flows of $201.1 million compared to the $577.8 million achieved a year ago. On a year-to-date basis, net flows generated in 2003 were $1.51 billion, which matched flows from a year ago.

The decrease in pre-tax operating earnings to average account values, excluding accelerated DAC amortization, in third quarter and first nine months of 2003 compared to 2002 is primarily a result of lower interest spreads on average general account values and increased GMDB costs.

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

The following table summarizes certain selected financial data for the Company’s Institutional Products segment for the periods indicated.

	Three months ended September 30,		Nine months ended September 30,
(in millions)	2003	2002	2003	2002
Income Statement Data
Revenues:
Policy charges	$38.5	$37.8	$110.6	$132.5
Net investment income	198.8	199.4	595.7	593.7
Other income	4.7	0.3	10.1	4.0

Total operating revenues	242.0	237.5	716.4	730.2

Benefits and expenses:
Interest credited to policyholder account values	124.8	141.4	385.2	409.0
Other benefits and expenses	54.3	62.4	168.5	176.9

Total benefits and expenses	179.1	203.8	553.7	585.9

Pre-tax operating earnings	$62.9	$33.7	$162.7	$144.3

Other Data
Sales:
Private sector pension plans	$484.1	$626.3	$1,636.5	$2,134.7
Public sector pension plans	392.2	355.4	1,071.3	1,041.3

Total institutional products sales	$876.3	$981.7	$2,707.8	$3,176.0

Average account values:
General account	$13,861.3	$12,918.8	$13,686.9	$12,482.9
Separate account	18,027.4	17,943.9	17,263.7	19,881.4

Total average account values	$31,888.7	$30,862.7	$30,950.6	$32,364.3

Account values as of period end:
Private sector pension plans	$14,425.4	$13,427.2
Public sector pension plans	13,117.7	11,768.1
Funding agreements backing medium-term notes	4,400.7	4,305.1

Total account values	$31,943.8	$29,500.4

Pre-tax operating earnings to average account values[1]	0.73%	0.44%	0.66%	0.58%

[1]	Excludes pre-tax operating earnings from structured products as there are no account values associated with structured products.

Pre-tax operating earnings totaled $62.9 million in the third quarter of 2003, up 87% compared to the pre-tax operating earnings of $33.7 million reported a year ago. On a year-to-date basis, pre-tax operating earnings increased 13%. Excluding $12.0 million accelerated DAC amortization in third quarter 2002, pre-tax operating earnings totaled $45.7 million and $156.3 million in three months and nine months ended September 30, 2002, respectively. In both periods, increased interest spread income driven primarily by prepayment income, and other income were partially offset by lower policy charges on a year-to-date basis and higher operating expenses.

Asset fees increased 3% to $34.8 million in the third quarter of 2003 compared to $33.7 million in the quarter a year ago, while year-to-date 2003 asset fees were $98.8 million compared to $114.2 million in 2002. For the three and nine months ended September 30, 2003, average separate account values were flat and decreased 13%, respectively, compared to a year ago.

Interest spread income is comprised of net investment income less interest credited to policyholder account values. Interest spreads vary depending on crediting rates offered by the Company, performance of the investment portfolio, including the rate of prepayments, changes in market interest rates, the competitive environment and other factors.

Interest spread income was $74.0 million, or 28% higher in the third quarter of 2003 compared to the third quarter of 2002 and $210.5 million, or 14% higher on a year-to-date basis driven by prepayment income and higher average general account values. The increase in average general account values was led by growth in the medium-term note program and an increase in participant allocations to the fixed option of the Company’s retirement plan offerings.

The following table depicts the interest spread on average general account values in the Institutional Products segment for the periods indicated.

	Three months ended September 30,		Nine months ended September 30,
	2003	2002	2003	2002
Net investment income	5.74%	6.17%	5.80%	6.34%
Interest credited	3.60%	4.38%	3.75%	4.37%

Interest spread on average general account values	2.14%	1.79%	2.05%	1.97%

Interest spread reached 214 basis points in the third quarter of 2003 compared to 179 basis points a year ago. Included in the current quarter were 25 basis points, or $8.8 million, of prepayment income on mortgage loans and bonds compared to 5 basis points, or $1.5 million, a year ago. On a year-to-date basis prepayment income was 18 basis points in 2003 and 6 basis points in 2002. For the full year 2003, the Company expects the trend of tighter interest spread margins to continue and is currently expecting full year interest spread margins of 190 to 195 basis points.

Institutional Products sales during third quarter 2003 reached $876.3 million compared to sales of $981.7 million in third quarter 2002. For the first nine months of 2003, sales totaled $2.71 billion compared to $3.18 billion for the same period a year ago. Private sector pension sales of $484.1 million declined 23% from a year ago and totaled $1.64 billion for the first nine months of 2003, a decrease of 23%. An increasing percentage of sales are sold as trust products offered by an affiliate, Nationwide Trust Company, FSB (Nationwide Trust Company). In addition, as the weak equity markets have driven the average case size lower for new plans and the number of new plans sold declined, reflecting the weak economic environment. Public sector pension sales of $392.2 million were 10% higher than a year ago and totaled $1.1 billion for the first nine months of 2003, an increase of 3%.

Institutional Products segment deposits in third quarter 2003 of $920.3 million, offset by participant withdrawals and surrenders totaling $813.3 million, generated net flows from participant activity of $107.0 million, compared to third quarter 2002 net flows of $(41.5) million. Year-to-date 2003 net flows totaled $274.2 million compared to year-to-date 2002 net flows of $(217.0) million. The increase is primarily due to lower surrender activity.

Pre-tax operating earnings to average account values for third quarter and the first nine months of 2003 increased from a year ago, primarily reflecting higher interest spread margins.

Life Insurance

The Life Insurance segment consists of investment life products, including individual variable life and COLI products, traditional life insurance products and universal life insurance. Life insurance products provide a death benefit and generally also allow the customer to build cash value on a tax-advantaged basis.

The following table summarizes certain selected financial data for the Company’s Life Insurance segment for the periods indicated.

	Three months ended September 30,		Nine months ended September 30,
(in millions)	2003	2002	2003	2002
Income Statement Data
Revenues:
Policy charges	$87.7	$87.0	$262.6	$261.6
Net investment income	81.7	82.4	243.0	244.3
Other income	46.4	47.3	143.0	142.7

Total operating revenues	215.8	216.7	648.6	648.6

Benefits and expenses:
Life benefits and policyholder dividends	117.1	114.1	339.3	340.0
Other expenses	67.1	65.3	195.4	181.4

Total benefits and expenses	184.2	179.4	534.7	521.4

Pre-tax operating earnings	$31.6	$37.3	$113.9	$127.2

Other Data
Sales:
The BEST of AMERICA variable life series	$104.2	$128.2	$322.8	$394.5
Corporate-owned life insurance	109.1	123.2	464.3	577.7
Traditional/Universal life insurance	69.3	59.9	206.8	181.6

Total life insurance sales	$282.6	$311.3	$993.9	$1,153.8

Policy reserves as of period end:
Individual investment life insurance	$2,461.3	$1,978.8
Corporate investment life insurance	4,186.2	3,545.9
Traditional life insurance	2,023.4	1,916.6
Universal life insurance	858.3	819.7

Total policy reserves	$9,529.2	$8,261.0

Life insurance in-force as of period end:
Individual investment life insurance	$34,462.0	$32,878.2
Corporate investment life insurance	9,071.6	8,578.7
Traditional life insurance	23,584.0	24,263.8
Universal life insurance	8,090.9	7,759.9

Total insurance in-force	$75,208.5	$73,480.6

Life Insurance segment pre-tax operating earnings decreased 15% to $31.6 million for the third quarter of 2003, down from $37.3 million a year ago. On a year-to-date basis segment earnings decreased 10% to $113.9 million in 2003 from $127.2 million in 2002. Excluding $6.8 million accelerated DAC amortization in third quarter 2002, pre-tax operating earnings totaled $44.1 million and $134.0 million in three months and nine months ended September 30, 2002, respectively. Higher general operating expenses and DAC amortization on COLI, primarily the result of the surrender of a single large case, contributed to the decline.

Policy charges slightly increased to $87.7 million in third quarter 2003 compared to $87.0 million in third quarter 2002. Cost of insurance charges, which are assessed on the amount of insurance in-force in excess of the related policyholder account value, increased 3% in third quarter 2003 compared to a year ago and reflect growth in the block of investment life business, as insurance in-force on this block of business increased 5% to $43.53 billion in third quarter 2003 compared to $41.46 billion in third quarter 2002.

Life benefits and policyholder dividends increased 3% to $117.1 million in third quarter 2003 compared to a year ago. For the first nine months of 2003 life benefits and policyholder dividends remained flat compared to the same time period a year ago.

Other expenses increased to $67.1 million in third quarter 2003 a 3% increase compared to third quarter 2002, while the first nine months of 2003 saw an increase of 8%, primarily due to higher employee benefit, pension and insurance costs, partially offset by a $4.7 million decrease in DAC amortization in third quarter 2003 compared to third quarter 2002, while the first nine months of 2003 increased $4.3 million compared to the same period a year ago. The year-to-date increase primarily reflects increased DAC amortization as a result of the surrender of a large COLI case and growth in investment life insurance earnings. Excluding the $6.8 million accelerated DAC amortization in third quarter 2002 resulted in increases in DAC amortization of $2.1 million and $11.1 million in third quarter 2003 and the first nine months of 2003, respectively.

Third quarter 2003 life insurance sales totaled $282.6 million, 9% lower than a year ago. For the first nine months of 2003, total life insurance sales decreased $159.9 million over 2002 and totaled $993.9 million. Individual variable life sales continue to be adversely impacted by the sluggish equity markets and consumer preference for fixed products. Third quarter and year-to-date 2003 COLI sales declined 11% and 20%, respectively, from the prior year due to the current unfavorable environment for COLI and executive deferred compensation programs.

Corporate

The Corporate segment consists of net investment income not allocated to the three product segments, interest expense on debt, unallocated expenses and advisory services.

The following table summarizes certain selected financial data for the Company’s Corporate segment for the periods indicated.

	Three months ended September 30,		Nine months ended September 30,
(in millions)	2003	2002	2003	2002
Income Statement Data
Operating revenues	$14.7	$12.7	$44.1	$30.8
Interest expense on debt, primarily with a related party	(12.4)	(12.0)	(35.9)	(23.7)
Other operating expenses	(2.2)	(0.4)	(3.9)	(2.5)

Pre-tax operating earnings	0.1	0.3	4.3	4.6
Net realized gains (losses) on investments hedging instruments and hedged items	1.4	(17.9)	(72.0)	(63.4)

Income (loss) from continuing operations before federal income taxes	$1.5	$(17.6)	$(67.7)	$(58.8)

The increase in operating revenues in the third quarter and first nine months of 2003 reflects an increase in net investment income primarily attributable to income earned on the proceeds from the $200.0 million capital contribution from NFS in February 2003.

The increase in interest expense on debt reflects additional interest expense from the issuance of a $300.0 million surplus note to NFS in June 2002 and increased usage of commercial paper in 2003.

In addition to these operating revenues and expenses, the Company also reports net realized gains and losses on investments, hedging instruments and hedged items in the Corporate segment. Net realized gains on investments, hedging instruments and hedged items totaled $1.4 million in third quarter 2003, compared to a $17.9 million loss in third quarter 2002 and included other-than-temporary impairments of $31.8 million and $39.8 million, respectively. For the first nine months of 2003, net realized losses on investments, hedging instruments and hedged items totaled $72.0 million compared to net realized losses of $63.4 million for the first nine months of 2002 and included other-than-temporary impairments of $128.5 million and $81.2 million, respectively. Also, in third quarter 2003, the Company refined its mortgage loan valuation allowance process by incorporating more detailed information in the analysis. As a result, the valuation allowance was reduced by $12.1 million. Also, see the table below for detailed summary of the components of realized gains and losses.

An analysis of net realized losses on investments, hedging instruments and hedged items from continuing operations, by source follows for the periods indicated:

	Three months ended September 30,		Nine months ended September 30,
(in millions)	2003	2002	2003	2002
Realized gains on sales, net of hedging losses:
Fixed maturity securities, available-for-sale	$25.5	$26.3	$75.8	$32.2
Hedging losses on fixed maturity sales	(10.0)	(28.5)	(40.2)	(29.6)
Equity securities, available-for-sale	0.6	—	1.0	—
Real estate	2.9	—	3.8	9.0
Mortgage loans on real estate	1.3	—	2.7	2.4
Hedging losses on mortgage loan sales	(1.0)	(0.2)	(2.4)	(0.2)

Total realized gains on sales – unrelated parties	19.3	(2.4)	40.7	13.8

Realized losses on sales, net of hedging gains:
Fixed maturity securities, available-for-sale	(6.7)	(0.4)	(22.8)	(11.4)
Hedging gains on fixed maturity sales	1.9	3.0	7.3	7.2
Equity securities, available-for-sale	—	—	(0.3)	—
Real estate	—	(0.3)	(0.3)	(3.0)
Mortgage loans on real estate	—	(0.1)	(0.7)	(3.2)
Hedging gains on mortgage loan sales	—	0.6	—	0.6
Other	(0.2)	(0.2)	(1.4)	(0.9)

Total realized losses on sales—unrelated parties	(5.0)	2.6	(18.2)	(10.7)

Other-than-temporary impairments:
Fixed maturity securities, available-for-sale	(29.2)	(39.5)	(119.3)	(76.6)
Equity securities, available-for-sale	(1.3)	—	(6.6)	—
Real estate	(0.1)	(0.3)	(0.1)	(2.4)
Mortgage loans on real estate	(1.2)	—	(2.5)	(2.2)

Total other-than-temporary impairments	(31.8)	(39.8)	(128.5)	(81.2)

Mortgage loan valuation allowance adjustment	12.1	—	12.1	—
Credit default swaps	4.2	1.3	12.0	(14.2)
Derivatives, excluding hedging gains and losses on sales, and credit default swaps	2.6	(2.8)	9.9	5.7

Total unrelated parties	1.4	(41.1)	(72.0)	(86.6)

Gain on sale of limited partnership – related parties	—	23.2	—	23.2

Net realized losses on investments, hedging instruments and hedged items	$1.4	$(17.9)	$(72.0)	$(63.4)

Related Party Transactions

See note 10 to the unaudited consolidated financial statements, included in Part I, Item 1 – Unaudited Consolidated Financial Statements of this report, for a discussion of related party transactions.

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

To date, the Company has sold $178.9 million of credit enhanced equity interests in Low Income Housing Tax Credit Funds (Tax Credit Funds) to unrelated third parties. The Company guaranteed cumulative after-tax yields to third party investors ranging from 5.10% to 5.25% and as of September 30, 2003 held guarantee reserves totaling $1.8 million on these transactions. These guarantees are in effect for approximately 15 years. The Tax Credit Funds will provide a stream of tax benefits to the investors that will generate a yield and return of capital. To the extent that the tax benefits are not sufficient to provide these cumulative after-tax yields, then the Company must fund any shortfall, which is mitigated by stabilization collateral set aside by the Company at the inception of the transactions.

The maximum amount of undiscounted future payments that the Company could be required to pay the investors under the terms of the guarantees is $504.8 million. The Company does not anticipate making any payments related to the guarantees.

At the time of the sales, $4.3 million of net sale proceeds were set aside as collateral for certain properties owned by the Tax Credit Funds that had not met all of the criteria necessary to generate tax credits. Such criteria include completion of construction and the leasing of each unit to a qualified tenant among other criteria. Properties meeting the necessary criteria are considered to have “stabilized.” The properties are evaluated regularly and upon stabilizing, the collateral is released. During the first nine months of 2003, $2.5 million of stabilization collateral has been released into income, none in third quarter 2003 and $2.0 million in the first nine months of 2003.

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

On October 29, 1998, the Company was named in a lawsuit filed in Ohio state court by plaintiff Mercedes Castillo that challenged the sale of deferred annuity products for use as investments in tax-deferred contributory retirement plans (Mercedes Castillo v. Nationwide Financial Services, Inc., Nationwide Life Insurance Company and Nationwide Life and Annuity Insurance Company). On May 3, 1999, the complaint was amended to, among other things, add Marcus Shore as a second plaintiff. The amended complaint was brought as a class action on behalf of all persons who purchased individual deferred annuity contracts or participated in group annuity contracts sold by the Company and the other named Company affiliates, which were allegedly used to fund certain tax-deferred retirement plans. The amended complaint seeks unspecified compensatory and punitive damages. On May 28, 2002, the Court granted the motion of Marcus Shore to withdraw as a named plaintiff and denied plaintiffs’ motion to add new persons as named plaintiffs. On November 4, 2002, the Court issued a decision granting the Company’s motion for summary judgment on all of plaintiff Mercedes Castillo’s individual claims, and ruling that plaintiff’s motion for class certification was moot. Following appeal by the plaintiff, both of those decisions were affirmed by the Ohio Court of Appeals on September 9, 2003. The plaintiff filed a notice of appeal of the decision by the Ohio Court of Appeals on October 24, 2003. The Company intends to defend this lawsuit vigorously. On October 31, 2003, a lawsuit seeking class action containing allegations similar to those made in the Castillo case was filed against the Company in Arizona federal court by plaintiff Robert Helman (Robert Helman et al v. Nationwide Life Insurance Company et al). This case is in a very preliminary stage, and the Company is in the process of evaluating its merits.

On August 15, 2001, the Company was named in a lawsuit filed in Connecticut federal court titled Lou Haddock, as trustee of the Flyte Tool & Die, Incorporated Deferred Compensation Plan, et al v. Nationwide Financial Services, Inc. and Nationwide Life Insurance Company. The plaintiffs first amended their complaint on September 6, 2001 to include class action allegations, and have subsequently amended their complaint twice. As amended, in the current complaint, the plaintiffs seek to represent a class of retirement plans that purchased variable annuities from the Company to fund qualified ERISA retirement plans. Plaintiffs allege that the retirement plans purchased variable annuity contracts from the Company that allowed plan participants to invest in funds that were offered by separate mutual fund companies; that the Company was a fiduciary under ERISA and that the Company breached its fiduciary duty when it accepted certain fees from the mutual fund companies. The complaint seeks disgorgement of some or all of the fees allegedly received by the Company and other unspecified relief for restitution, along with declaratory and injunctive relief and attorneys’ fees. On December 3, 2001, the plaintiffs filed a motion for class certification. Plaintiffs filed a supplement to that motion on September 19, 2003. The Company is opposing that motion. On August 28, 2003, the Company filed a motion for summary judgment. Plaintiffs are expected to oppose that motion. The Company intends to defend this lawsuit vigorously.

On May 1, 2003, a class action was filed against NLIC in the United States District Court for the Eastern District of Louisiana, entitled Edward Miller, Individually, and on behalf of all others similarly situated, v. Nationwide Life Insurance Company. The Complaint alleges that in 2001, plaintiff Edward Miller purchased three group modified single premium variable annuities issued by the Company. Plaintiff alleges that the Company represented in its prospectus and promised in its annuity contracts that contract holders could transfer assets without charge among the various funds offered in the contracts, that the transfer rights of contract holders could not be modified and that the Company’s expense charges under the contracts were fixed. Plaintiff claims that the Company has breached the contracts and violated federal securities laws by imposing trading fees on transfers that were supposed to have been without charge. Plaintiff seeks compensatory damages and rescission on behalf of himself and a class of persons who purchased this type of annuity or similar contracts issued by the Company between May 1, 2001 and April 30, 2002 inclusive and were allegedly damaged by paying transfer fees. The Company’s motion to dismiss the complaint was granted by the Court on October 28, 2003.

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

On July 29, 2003, the Company filed a Current Report on Form 8-K reporting the condensed consolidated balance sheets as of June 30, 2003 and December 31, 2002 and the condensed consolidated income statements for the periods ended June 30, 2003 and 2002.

On August 26, 2003 the Company filed a Current Report on Form 8-K in connection with the election of Martha Miller de Lombera to its Board of Directors.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NATIONWIDE LIFE INSURANCE COMPANY (Registrant)

Date: November 12, 2003	/s/ Mark R. Thresher
Mark R. Thresher Senior Vice President—Chief Financial Officer