Form 10-K
period 2003-12-31
NATIONWIDE LIFE INSURANCE CO
filed 2004-03-11
CIK 205695

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2003

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

Yes ☐     No ☒

All voting stock was held by affiliates of the Registrant on March 1, 2004.

COMMON STOCK (par value $1 per share) - 3,814,779 shares issued and outstanding as of March 1, 2004

    (Title of Class)

The Registrant meets the conditions set forth in General Instruction I(1)(a) and (b) of Form 10-K and is therefore filing this Form with the reduced disclosure format.

PART I

ITEM 1	Business

Overview

Nationwide Life Insurance Company (NLIC, or collectively with its subsidiaries, the Company) was incorporated in 1929 and is an Ohio stock legal reserve life insurance company.

The Company is a member of the Nationwide group of companies (Nationwide), which is comprised of Nationwide Mutual Insurance Company (NMIC) and all of its subsidiaries and affiliates.

All of the outstanding shares of NLIC’s common stock are owned by Nationwide Financial Services, Inc. (NFS), a holding company formed by Nationwide Corporation (Nationwide Corp.), a majority owned subsidiary of NMIC.

In December 2001, NLIC issued to NFS a 7.50%, $300.0 million surplus note maturing on December 17, 2031. In June 2002, NLIC issued to NFS an 8.15% $300.0 million surplus note maturing on June 27, 2032. In December 2003, NLIC issued to NFS a 6.75% $100.0 million surplus note maturing on December 23, 2033.

Wholly owned subsidiaries of NLIC as of December 31, 2003 include Nationwide Life and Annuity Insurance Company (NLAIC) and Nationwide Investment Services Corporation (NISC). NLAIC offers universal life insurance, variable universal life insurance, corporate-owned life insurance and individual annuity contracts on a non-participating basis. NISC is a registered broker/dealer.

The Company is a leading provider of long-term savings and retirement products in the United States of America. The Company develops and sells a diverse range of products including individual annuities, private and public sector pension plans, other investment products sold to institutions, life insurance on a participating and non-participating basis and advisory services. The Company sells its products through a diverse distribution network, including independent broker/dealers, wirehouse and regional firms, financial institutions, pension plan administrators, life insurance specialists, certified public accounting (CPA) firms and the following affiliated producers; Nationwide Retirement Solutions (NRS), TBG Financial, Nationwide Provident agents and Nationwide agents. The Company believes its diverse range of competitive product offerings and strong distributor relationships positions it to compete effectively in the rapidly growing retirement savings market under various economic conditions.

Business Segments

The Company has three product segments: Individual Annuity, Institutional Products and Life Insurance. In addition, the Company reports certain other revenues and expenses in a Corporate segment.

The Individual Annuity segment, which accounted for $170.7 million, or 32%, of the Company’s pre-tax operating earnings for 2003, consists of individual The BEST of AMERICA®, private label and deferred variable annuity products, deferred fixed annuity products and income products. Individual deferred annuity contracts provide the customer with tax-deferred accumulation of savings and flexible payout options including lump sum, systematic withdrawal or a stream of payments for life. In addition, variable annuity contracts provide the customer with access to a wide range of investment options and asset protection in the event of an untimely death, while fixed annuity contracts generate a return for the customer at a specified interest rate fixed for prescribed periods.

The Institutional Products segment, which accounted for $209.0 million, or 39%, of the Company’s pre-tax operating earnings for 2003, is comprised of the Company’s Private and public sector group retirement plans, medium-term note program and structured products initiatives. The private sector includes the 401(k) business generated through variable and fixed group annuities. The public sector includes the Internal Revenue Code (IRC), Section 457 business in the form of fixed and variable annuities.

The Life Insurance segment, which accounted for $150.0 million, or 28%, of the Company’s pre-tax operating earnings for 2003, consists of investment life products, including both individual variable life and corporate-owned life insurance (COLI) products, traditional life insurance products and universal life insurance. Life insurance products provide a death benefit and generally also allow the customer to build cash value on a tax-advantaged basis.

Losses in the Corporate segment accounted for $5.5 million, or 1%, of the Company’s pre-tax operating earnings (which excludes non-securitization related net realized gains and losses on investments, hedging instruments and hedged items) for 2003.

Additional information related to the Company’s business segments is included in note 19 to the consolidated financial statements and Financial Statement Schedule III, included in the F pages of this report.

Reinsurance

The Company follows the industry practice of reinsuring a portion of its life insurance and annuity risks with other companies in order to reduce net liability on individual risks, to provide protection against large losses and to obtain greater diversification of risks. The maximum amount of individual ordinary life insurance retained by the Company on any one life is $4.0 million. The Company cedes insurance primarily on an automatic basis, under which risks are ceded to a reinsurer on specific blocks of business where the underlying risks meet certain predetermined criteria and on a facultative basis, under which the reinsurer’s prior approval is required for each risk reinsured. The Company also cedes insurance on a case-by-case basis particularly where the Company may be writing new risks or is unwilling to retain the full costs associated with new lines of business. The ceding of risk does not discharge the Company, as the original insurer from its primary obligation to the policyholder. The Company has entered into reinsurance contracts to cede a portion of its general account individual annuity business. Total recoveries due from these contracts were $635.9 million and $362.3 million as of December 31, 2003 and 2002, respectively. Under the terms of the contracts, trusts have been established as collateral for the recoveries. The trust assets are invested in investment grade securities, the fair value of which must at all times be greater than or equal to 100% or 102% of the reinsured reserves, as outlined in each of the underlying contracts. The Company has no other material reinsurance arrangements with unaffiliated reinsurers. The only sizable reinsurance agreements the Company has with affiliates are the modified coinsurance agreements pursuant to which NLIC reinsured all of its accident and health insurance business not ceded to unaffiliated reinsurers to other members of Nationwide as described in note 15 to the consolidated financial statements included in the F pages of this report.

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

The foregoing ratings reflect each rating agency’s opinion of NLIC’s financial strength, operating performance and ability to meet its obligations to policyholders and are not evaluations directed toward the protection of investors. Such factors are of concern to policyholders, agents and intermediaries. Furthermore, ratings organizations utilize proprietary capital adequacy models in the process of establishing ratings for the Company and certain subsidiaries. The Company is at risk to changes in these models and the impact that changes in the underlying business that it is engaged in can have on such models. To mitigate this risk, the Company maintains regular communications with the rating agencies and performs evaluations using such capital adequacy models and considers such models in the design of transactions to minimize the adverse impact of this risk.

The Company’s financial strength is also reflected in the ratings of commercial paper, which is rated “AMB-1” by A.M. Best, “P-1” by Moody’s and “A-1+” by S&P.

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

Regulation

General Regulation at State Level

NLIC and NLAIC, as with other insurance companies, are subject to regulation by the states in which they are domiciled and/or transact business. Most states have enacted legislation that requires each insurance holding company and each insurance company in an insurance holding company system to register with the insurance regulatory authority of the insurance company’s state of domicile and annually furnish financial and other information concerning the operations of companies within the holding company system that materially affect the operations, management or financial condition of the insurers within such system. In many cases, under such laws, a state insurance authority must approve in advance the direct or indirect acquisition of 10% or more of the voting securities of an insurance company domiciled in its state. NLIC and NLAIC are subject to the insurance holding company laws in the State of Ohio. Under such laws, all transactions within an insurance holding company system affecting insurers must be fair and equitable and each insurer’s policyholder surplus following any such transaction must be both reasonable in relation to its outstanding liabilities and adequate for its needs. The State of Ohio insurance holding company laws also require prior notice or regulatory approval of the change of control of an insurer or its holding company and of material intercorporate transfers of assets within the holding company structure.

In addition, the laws of the various states establish regulatory agencies with broad administrative powers to approve policy forms, grant and revoke licenses to transact business, regulate trade practices, license agents, require statutory financial statements, limit the amount of dividends and other payments that can be paid by insurance companies without prior approval and impose restrictions on the type and amount of investments permitted. These regulations are primarily intended to protect policyholders rather than shareholders. The Company cannot predict the effect that any proposed or future legislation may have on the financial condition or results of operations of the Company.

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

As part of their routine regulatory oversight process, state insurance departments periodically conduct detailed examinations of the books, records and accounts of insurance companies domiciled in their states. Such examinations are generally conducted in cooperation with the insurance departments of multiple states under guidelines promulgated by the National Association of Insurance Commissioners (NAIC). The most recently completed examinations of NLIC and NLAIC was conducted by the Ohio Department of Insurance for the five-year period ended December 31, 2001. The final reports of these examinations did not result in any significant issues or adjustments.

In recent years, a number of life and annuity insurers have been the subject of regulatory proceedings and litigation relating to alleged improper life insurance pricing and sales practices. Some of these insurers have incurred or paid substantial amounts in connection with the resolution of such matters. In addition, state insurance regulatory authorities regularly make inquiries, hold investigations and administer market conduct examinations with respect to insurers’ compliance with applicable insurance laws and regulations. NLIC and NLAIC are currently undergoing regulatory market conduct examinations in six states. The Company and its insurance subsidiary continuously monitor sales, marketing and advertising practices and related activities of their agents and personnel and provide continuing education and training in an effort to ensure compliance with applicable insurance laws and regulations. There can be no assurance that any non-compliance with such applicable laws and regulations would not have a material adverse effect on the Company.

Regulation of Dividends and Other Payments

State insurance laws generally restrict the ability of insurance companies to pay cash dividends and other payments in excess of certain prescribed limitations without prior approval. Further discussion about such restrictions and dividend capacity is provided in note 14 to the consolidated financial statements included in the F pages to this report and are hereby incorporated by reference.

Risk-Based Capital Requirements

In order to enhance the regulation of insurer solvency, the NAIC has adopted a model law to implement risk-based capital (RBC) requirements for life insurance companies. The requirements are designed to monitor capital adequacy and to raise the level of protection that statutory surplus provides for policyholders. The model law measures four major areas of risk facing life insurers: (i) the risk of loss from asset defaults and asset value fluctuation; (ii) the risk of loss from adverse mortality and morbidity experience; (iii) the risk of loss from mismatching of asset and liability cash flow due to changing interest rates and (iv) business risks. Insurers having less statutory surplus than required by the RBC model formula will be subject to varying degrees of regulatory action depending on the level of capital inadequacy.

Based on the formula adopted by the NAIC, the adjusted capital of NLIC and NLAIC exceeded the levels at which they would be required to take corrective action by a substantial amount as of December 31, 2003.

Assessments Against and Refunds to Insurers

Insurance guaranty association laws exist in all states, the District of Columbia and Puerto Rico. Insurers doing business in any of these jurisdictions can be assessed for policyholder losses incurred by insolvent insurance companies. The amount and timing of any future assessment on or refund to the Company’s insurance subsidiaries under these laws cannot be reasonably estimated and are beyond the control of the Company and its insurance subsidiaries. A large part of the assessments paid by the Company’s insurance subsidiaries pursuant to these laws may be used as credits for a portion of the Company’s insurance subsidiaries’ premium taxes. For the years ended December 31, 2003, 2002 and 2001, the Company received net refunds of less than $0.1 million, $1.4 million and $0.3 million, respectively.

Securities Laws

Certain of the Company and its insurance subsidiary and certain policies and contracts offered by them are subject to regulation under the federal securities laws administered by the U.S. Securities and Exchange Commission (the Commission) and under certain state securities laws. Certain separate accounts of the Company and its insurance subsidiary are registered as investment companies under the Investment Company Act of 1940, as amended (Investment Company Act). Separate account interests under certain variable annuity contracts and variable insurance policies issued by the Company and its insurance subsidiary are also registered under the Securities Act of 1933, as amended. The Company and its subsidiary are registered as broker/dealers under the Securities Exchange Act of 1934, as amended (Securities Exchange Act) and are members of, and subject to regulation by, the National Association of Securities Dealers.

Certain of the Company and its subsidiary are investment advisors registered under the Investment Advisors Act of 1940, as amended. The investment companies managed by such subsidiaries are registered with the Commission under the Investment Company Act and the shares of certain of these entities are qualified for sale in certain states in the U.S. and the District of Columbia. A subsidiary of the Company is registered with the Commission as a transfer agent. Certain subsidiaries of the Company are also subject to the Commission’s net capital rules.

All aspects of the Company and its subsidiary investment advisory activities are subject to various federal and state laws and regulations in jurisdictions in which they conduct business. These laws and regulations are primarily intended to benefit investment advisory clients and investment company shareholders and generally grant supervisory agencies broad administrative powers, including the power to limit or restrict the carrying on of business for failure to comply with such laws and regulations. In such event, the possible sanctions which may be imposed include the suspension of individual employees, limitations on the activities in which the investment advisor may engage, suspension or revocation of the investment advisor’s registration as an advisor, censure and fines.

ERISA Considerations

On December 13, 1993, the U.S. Supreme Court issued its opinion in John Hancock Mutual Life Insurance Company v. Harris Trust and Savings Bank holding that certain assets in excess of amounts necessary to satisfy guaranteed obligations held by Hancock in its general account under a participating group annuity contract are “plan assets” and therefore subject to certain fiduciary obligations under the Employee Retirement Income Security Act of 1974, as amended (ERISA). ERISA requires that fiduciaries perform their duties solely in the interest of ERISA plan participants and beneficiaries, and with the care, skill, prudence and diligence that a prudent person acting in a like capacity and familiar with such matters would use in the conduct of an enterprise of a like character and with like aims. The Court imposed ERISA fiduciary obligations to the extent that the insurer’s general account is not reserved to pay benefits under guaranteed benefit policies (i.e. benefits whose value would not fluctuate in accordance with the insurer’s investment experience).

The Secretary of Labor issued final regulations on January 5, 2000, providing guidance for the purpose of determining, in cases where an insurer issues one or more policies backed by the insurer’s general account to or for the benefit of an employee benefit plan, which assets of the insurer constitute plan assets for purposes of ERISA and the IRC. The regulations apply only with respect to a policy issued by an insurer to an ERISA plan on or before December 31, 1998. In the case of such a policy, most provisions of the regulations are applicable on July 5, 2001. Generally, where the basis of a claim is that insurance company general account assets constitute plan assets, no person will be liable under ERISA or the IRC for conduct occurring prior to July 5, 2001. However, certain provisions under the final regulations are applicable as follows: (1) certain contract termination features become applicable on January 5, 2000 if the insurer engages in certain unilateral actions; and (2) the initial and separate account disclosure provisions become applicable July 5, 2000. New policies issued after December 31, 1998, which are not guaranteed benefit policies will subject the issuer to ERISA fiduciary obligations.

On September 19, 2002, the Second Circuit U.S. Court of Appeals held that Hancock by following the terms of the contract did not violate its fiduciary duty when it refused to rollover free funds or revalue plan liabilities. However, the court said it did violate fiduciary duties by exercising “discretionary management” decisions in matters not addressed by the contract which included investment of plan funds in its general account and allocation of the returns on investments and expenses among its client accounts.

Potential Tax Legislation

Congress has, from time to time, considered possible legislation that would eliminate many of the tax benefits currently afforded to annuity products. In fact, the Bush administration’s proposals to establish several new types tax-advantaged retirement and life savings accounts, each of which, if enacted as proposed, could materially reduce the tax advantages of purchasing variable annuity and cash value life insurance products as compared to other investment vehicles. Although the proposals were not enacted in 2003, those proposals, or other similar proposals, could be introduced for enactment in future periods.

Available Information

The Company files Current Reports on Form 8-K, Quarterly Reports on Form 10-Q, Annual Reports on Form 10-K and other reports electronically with the Securities and Exchange Commission, which are available on the Securities and Exchange Commission’s web site (http://www.sec.gov). The Company also provides electronic and/or paper copies free of charge, upon request of its Current Reports on Form 8-K, Quarterly Reports on Form 10-Q, Annual Reports on Form 10-K and other reports filed electronically with the Securities and Exchange Commission. Requests should be submitted to Kevin G. O’Brien, Vice President – Investor Relations, One Nationwide Plaza, Columbus, Ohio 43215-2220, or you may call (614) 677-5331.

ITEM 2	Properties

Pursuant to an arrangement between NMIC and certain of its subsidiaries, during 2003 the Company leased on average approximately 902,508 square feet of office space in the three building home office complex and in other offices in central Ohio. The Company believes that its present facilities are adequate for the anticipated needs of the Company.

ITEM 3	Legal Proceedings

The Company is a party to litigation and arbitration proceedings and inquiries from regulatory bodies in the ordinary course of its business, none of which is expected to have a material adverse effect on the Company.

In recent years, life insurance companies have been named as defendants in lawsuits, including class action lawsuits relating to life insurance and annuity pricing and sales practices. A number of these lawsuits have resulted in substantial jury awards or settlements.

On October 29, 1998, the Company was named in a lawsuit filed in Ohio state court by plaintiff Mercedes Castillo that challenged the sale of deferred annuity products for use as investments in tax-deferred contributory retirement plans (Mercedes Castillo v. Nationwide Financial Services, Inc., Nationwide Life Insurance Company and Nationwide Life and Annuity Insurance Company). On May 3, 1999, the complaint was amended to, among other things, add Marcus Shore as a second plaintiff. The amended complaint was brought as a class action on behalf of all persons who purchased individual deferred annuity contracts or participated in group annuity contracts sold by the Company and the other named Company affiliates, which were allegedly used to fund certain tax-deferred retirement plans. The amended complaint seeks unspecified compensatory and punitive damages. On May 28, 2002, the Court granted the motion of Marcus Shore to withdraw as a named plaintiff and denied plaintiffs’ motion to add new persons as named plaintiffs. On November 4, 2002, the Court issued a decision granting the Company’s motion for summary judgment on all of plaintiff Mercedes Castillo’s individual claims, and ruling that plaintiff’s motion for class certification was moot. Following appeal by the plaintiff, both of those decisions were affirmed by the Ohio Court of Appeals on September 9, 2003. The plaintiff filed a notice of appeal of the decision by the Ohio Court of Appeals on October 24, 2003. The Ohio Supreme Court announced on January 21, 2004 that the appeal was not accepted and the time for reconsideration has expired.

On October 31, 2003, a lawsuit seeking class action status containing allegations similar to those made in the Castillo case was filed against NLIC in Arizona federal court by plaintiff Robert Helman (Robert Helman et al v. Nationwide Life Insurance Company et al). This lawsuit is in a very preliminary stage and the Company is evaluating its merits. The Company intends to defend this lawsuit vigorously.

On August 15, 2001, the Company was named in a lawsuit filed in Connecticut federal court (Lou Haddock, as trustee of the Flyte Tool & Die, Incorporated Deferred Compensation Plan, et al v. Nationwide Financial Services, Inc. and Nationwide Life Insurance Company). The plaintiffs first amended their complaint on September 6, 2001 to include class action allegations, and have subsequently amended their complaint twice. As amended, in the current complaint, the plaintiffs seek to represent a class of ERISA qualified retirement plans that purchased variable annuities from NLIC. Plaintiffs allege that they invested ERISA plan assets in their variable annuity contracts, and that the Company acquired and breached ERISA fiduciary duties by accepting service payments from certain mutual funds that allegedly consisted of or diminished those ERISA plan assets. The complaint seeks disgorgement of some or all of the fees allegedly received by the Company and other unspecified relief for restitution, along with declaratory and injunctive relief and attorneys’ fees. On December 3, 2001, the plaintiffs filed a motion for class certification. Plaintiffs filed a supplement to that motion on September 19, 2003. The Company opposed that motion on December 24, 2003. On January 30, 2004, the Company filed its Revised Memorandum in Support of Summary Judgment, and a Motion Requesting that the Court Decide Summary Judgment before Class Certification. Plaintiffs are opposing that motion. The Company intends to defend this lawsuit vigorously.

On May 1, 2003, a class action was filed against NLIC in the United States District Court for the Eastern District of Louisiana, (Edward Miller, Individually, and on behalf of all others similarly situated, v. Nationwide Life Insurance Company). The complaint alleges that in 2001, plaintiff Edward Miller purchased three group modified single premium variable annuities issued by NLIC. Plaintiff alleges that NLIC represented in its prospectus and promised in its annuity contracts that contract holders could transfer assets without charge among the various funds available through the contracts, that the transfer rights of contract holders could not be modified and that NLIC’s expense charges under the contracts were fixed. Plaintiff claims that NLIC has breached the contracts and violated federal securities laws by imposing trading fees on transfers that were supposed to have been without charge. Plaintiff seeks compensatory damages and rescission on behalf of himself and a class of persons who purchased this type of annuity or similar contracts issued by NLIC between May 1, 2001 and April 30, 2002 inclusive and were allegedly damaged by paying transfer fees. The Company’s motion to dismiss the complaint was granted by the Court on October 28, 2003. Plaintiff has appealed that dismissal.

On January 21, 2004, the Company was named in a lawsuit filed in the U.S. District Court for the Northern District of Mississippi (United Investors Life Insurance Company v. Nationwide Life Insurance Company and/or Nationwide Life Insurance Company of America and/or Nationwide Life and Annuity Insurance Company and/or Nationwide Life and Annuity Company of America and/or Nationwide Financial Services, Inc. and/or Nationwide Financial Corporation, and John Does A-Z). In its complaint, the plaintiff alleges that the Company and/or its affiliated life insurance companies (1) tortiously interfered with the plaintiff’s contractual and fiduciary relationship with Waddell & Reed, Inc. and/or its affiliates, Waddell & Reed Financial, Inc., Waddell & Reed Financial Services, Inc. and W&R Insurance Agency, Inc. (collectively, “Waddell & Reed”), (2) conspired with and otherwise caused Waddell & Reed to breach its contractual and fiduciary obligations to the plaintiff, and (3) tortiously interfered with the plaintiff’s contractual relationship with policyholders of insurance policies issued by the plaintiff. The complaint seeks compensatory damages, punitive damages, pre- and post-judgment interest, a full accounting, and costs and disbursements, including attorneys’ fees. The plaintiff seeks to have each defendant judged jointly and severally liable for all damages. This lawsuit is in a very preliminary stage, and the Company intends to defend it vigorously.

The financial services industry, including mutual fund, variable annuity and distribution companies have been the subject of increasing scrutiny by regulators, legislators, and the media over the past year. Numerous regulatory agencies, including the United States Securities and Exchange Commission and the New York Attorney General, have commenced industry-wide investigations regarding late trading and market timing in connection with mutual funds and variable insurance contracts, and have commenced enforcement actions against some mutual fund companies on those issues. Investigations and enforcement actions have also been commenced, on a smaller scale, regarding the sales practices of mutual fund and variable annuity distributors. These legal proceedings are expected to continue in the future. These investigations and proceedings could result in legal precedents, as well as new industry-wide legislation, rules, or regulations, that could significantly affect the financial services industry, including variable annuity companies. The Company has been contacted by regulatory agencies for information relating to market timing, late trading, and sales practices. The Company is cooperating with these regulatory agencies and is responding to those information requests.

There can be no assurance that any such litigation or regulatory actions will not have a material adverse effect on the Company in the future.

ITEM 4	Submission of Matters to a Vote of Security Holders

Omitted due to reduced disclosure format.

PART II

ITEM 5	Market for the Registrant’s Common Stock and Related Shareholder Matters

There is no established public trading market for NLIC’s shares of common stock. All 3,814,779 shares of NLIC’s common stock issued and outstanding are owned by NFS.

NLIC declared and paid $60.0 million, $35.0 million and $35.0 million in cash dividends to NFS during 2003, 2002 and 2001, respectively. NLIC paid a non-cash dividend in the form of all of the common stock of Nationwide Securities, Inc., valued at $10.0 million, to NFS in 2002. In addition, NLIC sought and obtained prior regulatory approval from the Ohio Department of Insurance to return $100 million and $475.0 million of capital to NFS during 2003 and 2002, respectively. In February 2004, NLIC obtained prior approval from the Ohio Department of Insurance to pay a dividend to NFS in the amount of $75.0 million.

NLIC currently does not have a formal dividend policy.

Reference is made to Part I, Item 1 – Business – Regulation of this report for information regarding dividend restrictions.

ITEM 6	Selected Consolidated Financial Data

Omitted due to reduced disclosure format.

ITEM 7	Management’s Narrative Analysis of the Results of Operations

Introduction

Management’s discussion and analysis of financial condition and results of operations of NLIC and its subsidiaries for the three years ended December 31, 2003 follows. This discussion should be read in conjunction with the consolidated financial statements and related notes beginning on page F-1 of this report.

The Company is a leading provider of long-term savings and retirement products in the U.S. The Company develops and sells a diverse range of products including individual annuities, private and public sector pension plans, other investment products sold to institutions, life insurance and an advisory services program. The Company markets its products through a diverse distribution network, including independent broker/dealers, wirehouse and regional firms, financial institutions, pension plan administrators, life insurance specialists, certified public accounting firms and the following affiliated producers; NRS, TBG Financial, Nationwide Provident agents and Nationwide agents.

Forward-Looking Statements

Management’s discussion and analysis contains certain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 with respect to the results of operations and businesses of the Company. These forward-looking statements involve certain risks and uncertainties. Factors that may cause actual results to differ materially from those contemplated or projected, forecast, estimated or budgeted in such forward-looking statements include, among others, the following possibilities: (i) the potential impact on the Company’s reported consolidated net income that could result from the adoption of certain accounting standards issued by the Financial Accounting Standards Board (FASB) or other standard-setting bodies; (ii) tax law changes impacting the tax treatment of life insurance and investment products; (iii) repeal of the federal estate tax; (iv) heightened competition, including specifically the intensification of price competition, the entry of new competitors and the development of new products by new and existing competitors; (v) adverse state and federal legislation and regulation, including limitations on premium levels, increases in minimum capital and reserves, and other financial viability requirements, restrictions on mutual fund distribution payment arrangements such as revenue sharing and 12b-1 payments and regulation changes resulting from industry practice investigations; (vi) failure to expand distribution channels in order to obtain new customers or failure to retain existing customers; (vii) inability to carry out marketing and sales plans, including, among others, development of new products and/or changes to certain existing products and acceptance of the new and/or revised products in the market; (viii) changes in interest rates and the stock markets causing a reduction of investment income and/or asset fees, an acceleration of the amortization of deferred policy acquisition costs (DAC), reduction in the value of the Company’s investment portfolio or separate account assets, or a reduction in the demand for the Company’s products; (ix) general economic and business conditions which are less favorable than expected; (x) competitive, regulatory or tax changes that affect the cost of, or demand for the Company’s products; (xi) unanticipated changes in industry trends and ratings assigned by nationally recognized rating organizations; (xii) deviations from assumptions regarding future persistency, mortality, morbidity and interest rates used in calculating reserve amounts and in pricing the Company’s products; and (xiii) adverse litigation results or resolution of litigation and/or arbitration.

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

The most critical estimates include those used in determining DAC for investment products and universal life insurance products, impairment losses on investments, valuation allowances for mortgage loans on real estate, federal income taxes, pension and other postretirement employee benefits.

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

For investment products (principally individual and group annuities) and universal life insurance products, DAC is being amortized with interest over the lives of the policies in relation to the present value of estimated future gross profits from projected interest margins, asset fees, cost of insurance, policy administration and surrender charges, less policy benefits and policy maintenance expenses. The DAC asset related to investment products and universal life insurance products is adjusted to reflect the impact of unrealized gains and losses on fixed maturity securities available-for-sale as described in note 2(b) to the consolidated financial statements included in the F pages of this report.

The most significant assumptions that are involved in the estimation of future gross profits include future net separate account performance, surrender/lapse rates, interest margins and mortality. The Company’s long-term assumption for net separate account performance is currently 8 percent growth per year. If actual net separate account performance varies from the 8 percent assumption, the Company assumes different performance levels over the next three years, such that the mean return equals the long-term assumption. This process is referred to as a reversion to the mean. The assumed net separate account return assumptions used in the DAC models are intended to reflect what is anticipated. However, based on historical returns of the S&P 500 Index, the Company’s policy regarding the reversion to the mean process does not permit such returns to be below zero percent or in excess of 15 percent during the three-year reversion period.

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

Therefore, in 2002, the Company recorded an acceleration of DAC amortization totaling $347.1 million before tax, or $225.6 million, net of $121.5 million of federal income tax benefit, which has been reported in the following segments in the amounts indicated, net of tax: Individual Annuity—$213.4 million, Institutional Products—$7.8 million and Life Insurance—$4.4 million. The acceleration of DAC amortization was the result of unlocking certain assumptions underlying the calculation of DAC for investment products and variable universal life insurance products. The most significant assumption changes were the resetting of the Company’s anchor date for reversion to the mean calculations to September 30, 2002, resetting the assumption for annual net separate account growth to 8 percent during the three-year reversion period for all investment products and variable life insurance products and increasing future lapses and costs related to guaranteed minimum death benefits (GMDB) on individual variable annuity contracts. These adjustments were primarily driven by the sustained downturn in the equity markets.

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

Valuation Allowances on Mortgage Loans on Real Estate

The Company provides valuation allowances for impairments of mortgage loans on real estate based on a review by portfolio managers. Mortgage loans on real estate are considered impaired when, based on current information and events, it is probable that the Company will be unable to collect all amounts due according to the contractual terms of the loan agreement. When the Company determines that a loan is impaired, a provision for loss is established equal to the difference between the carrying value and the present value of expected future cash flows discounted at the loan’s effective interest rate, or the fair value of the collateral, if the loan is collateral dependent. In addition to the valuation allowance on specific loans, the Company maintains an unallocated allowance for estimated losses incurred as of the balance sheet date, but not yet specifically identified by loan. Changes in the valuation allowance are recorded in net realized gains or losses on investments, hedging instruments and hedged items. Loans in foreclosure are placed on non-accrual status. Interest received on non-accrual status mortgage loans on real estate is included in net investment income in the period received.

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

Significant changes in the factors the Company considers in determining the valuation allowance on mortgage loans on real estate could result in a significant change in the provision for valuation allowance reported in the consolidated financial statements. During the third quarter of 2003, the Company refined its mortgage loan valuation allowance process by incorporating more detailed information in the analysis. This refined estimation process included an analysis by property type of the current composition of the portfolio, historical losses, current market cycles and trends and expected losses incurred at the balance sheet date, but not yet identified by specific loan. As a result, the valuation allowance was reduced by $12.1 million.

Federal Income Taxes

The Company provides for federal income taxes based on amounts the Company believes it will ultimately owe. Inherent in the provision for federal income taxes are estimates regarding the deductibility of certain items and the realization of certain tax credits. In the event the ultimate deductibility of certain expenses or the realization of certain tax credits differ from estimates, the Company may be required to significantly change the provision for federal income taxes recorded in the consolidated financial statements.

Pension and Other Postretirement Employee Benefits

The 2003 pension expense for substantially all of the Company’s employees and certain agents totaled $13.2 million. This is an increase of $3.2 million over the 2002 pension expense of $10.0 million. This increase is primarily due to the impact of low interest rates and the decline in the equity market in 2002. For the Company’s primary pension plan, the discount rate used to value the cash flows was lowered to 6.00% for 2003 expenses from the discount rate of 6.50% for 2002 and the long-term expected return on plan assets assumption was lowered to 7.75% in 2003 from the assumption of 8.25% in 2002.

The 2003 postretirement benefit expense for substantially all of the Company’s employees, and in 2003, certain agents totaled $1.1 million, a decrease of $2.4 million from the 2002 postretirement benefit expense of $3.5 million. This decrease is primarily due to reductions in benefits provided by the plan. The discount rate used to value the cash flows was lowered to 6.60% for 2003 expenses from 7.25% in 2002 and the long-term expected return on plan assets assumption was lowered to 7.50% from the 2002 assumption of 7.75%.

In establishing the discount rate and the long-term expected rate of return on plan assets, the Company employs a prospective building block approach. This process is integrated with the determination of other economic assumptions such as salary scale. For a given measurement date, the discount rate is set by reference to the yield on high-quality corporate bonds to approximate the rate at which plan benefits could effectively be settled. For pension benefits, an adjustment is included for plan administration and other expenses likely to be charged by an insurer. Because post-retirement benefit claims include administration expenses, a higher discount rate is utilized. The historic real rate of return for the reference bonds is subtracted from the yield on these bonds to generate an assumed inflation rate. Expected real rates of return on various asset sub-classes are developed based on historic risk premiums for those sub-classes. The expected real rates of return, reduced for investment expenses, are applied to the target allocation of each asset sub-class to produce an expected real rate of return for the target portfolio. This expected real rate of return will vary by plan and will change when the plan’s target investment portfolio changes. The expected long-term rate of return for plan assets is the assumed inflation rate plus the expected real rate of return. This process effectively sets the expected return for the plan’s portfolio at the yield for the reference bond portfolio, adjusted for expected risk premiums of the target asset portfolio. Given the prospective nature of this calculation, short-term fluctuations in the market do not impact the expected risk premiums. However, as the yield for the reference bonds fluctuates, the assumed inflation rate and the expected long-term rate are adjusted in tandem.

To illustrate the impact of these assumptions on net periodic pension expense in 2003 and going forward, a 50 basis point increase in the pension plan discount rate (without changing any other assumption) would decrease annual expenses by approximately 10% and a 50 basis point increase in the pension plan long-term expected rate of return (without changing any other assumption) would decrease plan expenses by approximately 12%. For the retiree medical and death benefit plan, a 50 basis point increase in the discount rate would have decreased 2003 expense by approximately 14%, while a 50 basis point increase in the long-term expected rate of return would have decreased 2003 expense by approximately 3%.

Results of Operations – Overview

Revenues

Total revenues, increased $99.2 million, or 3%, to $3.10 billion in 2003 compared to $3.00 billion in 2002. The growth in revenues in 2003 was primarily driven by an increase in net investment income as a result of continued growth in interest spread-based businesses, offset by lower policy charges due to depressed equity markets and an increase in net realized losses on investments, hedging instruments and hedged items of $16.4 million. In 2002, total revenues increased $13.6 million, or less than one percent. Growth in net investment income offset lower policy charges and an increase in net realized losses on investments, hedging instruments and hedged items of $66.1 million.

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

Policy charges for each of the last three years were as follows:

(in millions)	2003	2002	2001
Asset fees	$516.8	$538.8	$614.2
Cost of insurance charges	250.0	235.5	201.9
Administrative fees	82.0	119.2	128.5
Surrender fees	75.3	80.3	72.7

Total policy charges	$924.1	$973.8	$1,017.3

The decline in asset fees reflect decreases in total average separate account assets of $2.71 billion or 5% and $6.78 billion or 11% in 2003 and 2002, respectively. The decrease in average separate account values over the past two years was fueled by market depreciation on investment options underlying variable annuity and investment life insurance products as a result of the sharp declines in the equity markets.

Cost of insurance charges are assessed on the net amount at risk on universal life insurance policies. The net amount at risk is equal to a policy’s death benefit minus the related policyholder account value. The amount charged is based on the insured’s age and other underwriting factors. The increase in cost of insurance charges is due primarily to growth in the net amount at risk related to corporate and individual investment life insurance reflecting new sales, favorable persistency on policies sold in prior periods and equity market declines which lowered policyholder account values. The net amount at risk related to corporate and individual investment life insurance grew to $37.23 billion at the end of 2003 compared to $36.15 billion and $32.93 billion at the end of 2002 and 2001, respectively.

The $37.2 million decline in administrative fees in the year ended December 31, 2003 compared to 2002 is due to a decline in sales production in the Investment Life products which resulted in a decrease in sales loads collected, higher deferred revenue on premium and lower amortized revenue. In addition, there was a decrease in the number of individual annuity contracts that charge an annual administrative fee.

Surrender fees decreased by 6%, or $5.0 million, to $75.3 million in 2003 compared to 2002. The decrease is primarily due to improving equity markets in 2003. Surrender fees increased in 2002 compared to a year ago, primarily due to higher lapse activity in individual variable annuities and investment life insurance products as a result of the sustained downturn in the equity markets and the competitive environment in the marketplace.

Net investment income includes the investment income earned on investments supporting fixed annuities, the medium-term note program and certain life insurance products as well as invested assets not allocated to product segments, net of related investment expenses. Net investment income totaled $1.98 billion in 2003 compared to $1.84 billion and $1.72 billion in 2002 and 2001, respectively. These increases were primarily due to increased invested assets supporting growth in individual fixed annuity, allocations to the fixed option of variable annuities, medium-term notes and fixed life insurance policy reserves, partially offset by lower yields due to declining market interest rates. General account assets supporting insurance products are closely correlated to the underlying reserves on these products. General account reserves supporting these products grew by $3.64 billion and $6.46 billion in 2003 and 2002, respectively, and totaled $35.32 billion as of December 31, 2003. The growth in general account reserves reflects increased customer preference for fixed products in light of declining and volatile equity markets. The changes in net investment income were also impacted by average yields on investments, which decreased by 87 basis points and 81 basis points in 2003 in 2002, respectively, as a result of lower market interest rates.

The Company makes decisions concerning the sale of invested assets based on a variety of market, business, tax and other factors. All realized gains and losses generated by these sales, charges related to other-than-temporary impairments of available-for-sale securities and other investments and changes in valuation allowances on mortgage loans on real estate are included as realized gains and losses on investments, hedging instruments and hedged items. Also included are changes in the fair value of derivatives qualifying as fair value hedges and the recognized change in the fair value of the hedged items, the ineffective, or excluded, portion of cash flow hedges and changes in the fair value of derivatives not designated in hedging relationships.

Net realized losses on investments, hedging instruments and hedged items totaled $100.8 million, $84.4 million and $18.3 million in 2003, 2002 and 2001, respectively, and included other-than-temporary impairments of $156.5 million, $120.3 million and $80.6 million in 2003, 2002 and 2001, respectively. Also, in third quarter 2003, the Company refined its mortgage loan valuation allowance process by incorporating more detailed in formation in the analysis. As a result, the valuation allowance was reduced by $12.1 million. Please refer to the table included under the – Corporate heading within this section of the document for a detailed summary of the components of net realized gains and losses on investments, hedging instruments and hedged items.

Benefits and Expenses

Interest credited to policyholder account values totaled $1.30 billion in 2003 and $1.24 billion in both 2002 and 2001 and principally relates to fixed annuities, both individual and institutional, funding agreements backing the Company’s medium-term note program and certain life insurance products. The increase in interest credited reflects an increase in account values for these products as a result of strong fixed annuity production and increased allocations of variable annuity funds to the guaranteed fixed option, partially offset by lower crediting rates in the Individual Annuity and Institutional Products segments, on products where crediting rates have not already reached guaranteed floors.

Other benefits and claims include policyholder benefits in excess of policyholder account values for universal life and individual deferred annuities and net claims and provisions for future policy benefits for traditional life insurance products and immediate annuities. An increase in other benefits and claims in 2003 compared to a year ago reflects additional life insurance benefits reflecting growth in life insurance in-force, an increase in GMDB costs due to a higher level of claims and an increase in the provision for future policy benefits for immediate annuities due to growth in new premium in 2003 compared to 2002. An increase in other benefits and claims in 2002 compared to 2001 reflects higher levels of GMDB claims from individual variable annuity products and additional life insurance benefits reflecting growth in life insurance in-force.

Amortization of DAC decreased by $294.2 million to $375.9 million in 2003 compared to $670.1 million in 2002. The substantial increase in DAC amortization in 2002 reflects an acceleration of DAC amortization recorded in the third quarter of 2002. As part of the regular quarterly analysis of DAC, at the end of the third quarter of 2002, the Company determined that using actual experience to date and assumptions consistent with those used in the second quarter of 2002, its individual variable annuity DAC balance would be outside a preset parameter of acceptable results.

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

Therefore, in 2002 the Company recorded an acceleration of DAC amortization totaling $347.1 million before tax, or $225.6 million, net of $121.5 million of tax benefit, which has been reported in the following segments in the amounts indicated, net of tax: Individual Annuity - $213.4 million, Institutional Products - $7.8 million and Life Insurance - $4.4 million. The acceleration of DAC amortization was the result of unlocking certain assumptions underlying the calculation of DAC for investment products and variable universal life insurance products. The most significant assumption changes were the resetting of the Company’s anchor date for reversion to the mean calculations to September 30, 2002, resetting the assumption for annual net separate account growth to 8 percent during the three-year reversion period for all investment products and variable life insurance products and increasing future lapses and costs related to GMDB on variable annuity contracts. These adjustments were primarily driven by the sustained downturn in the equity markets.

Excluding the accelerated DAC amortization in 2002, amortization of DAC increased 16% in 2003 compared to 2002. The increase in DAC amortization expense, excluding the accelerated DAC amortization, was attributable to the Individual Annuity and Life Insurance segments as a result of a growing book of business and the surrender of a large corporate-owned life insurance (COLI) contract in second quarter 2003.

The increase in interest expense on debt in 2003 relates to the issuance of $300 million of surplus notes to NFS in both December 2001 and June 2002 and the issuance of a $100 million surplus note in December 2003. During 2003 there was also an increased utilization of commercial paper.

Operating expenses were $533.7 million in 2003, a 5% increase from 2002 operating expenses of $508.6 million. Operating expenses were $439.3 million in 2001. The increase in 2003 reflects higher employee benefits, pension and insurance costs, partially offset by management’s efforts to manage expenses in response to the challenging market conditions. The increase in 2002 reflects a growing customer base, higher employee benefits, pension and insurance costs and increased spending on projects focused on improving producer and customer support.

Federal income tax expense from continuing operations was $96.2 million, representing an effective tax rate of 22.1% for 2003. Federal income tax expense in 2002 and 2001 was $8.7 million and $161.2 million, respectively, representing effective rates of 5.1% and 25.6%. The tax benefit of $121.5 million associated with the $347.1 million of accelerated DAC amortization in third quarter 2002 was calculated at the U.S. federal corporate income tax rate of 35%, which substantially impacts in what would normally be expected to be reported as an effective tax rate. The effective tax rate for 2002 was 25.2%, excluding the accelerated DAC amortization and related tax benefit. The decrease in effective rates in 2003, using this basis, is due to an increase in tax-exempt income and credits from affordable housing partnership investments. Using this same basis, the effective rate for 2002 was lower than 2001 due to an increase in tax credits from affordable housing partnership investments and the elimination of non-deductible goodwill amortization expense in 2002, partially offset by lower tax-exempt income.

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

Income from discontinued operations, net of tax, for 2002 and 2001 was $0.7 million and $1.2 million, respectively.

Sales Information

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

As calculated and analyzed by the Company, statutory premiums and deposits on individual and group annuities and life insurance products calculated in accordance with accounting practices prescribed or permitted by regulatory authorities and deposits on administration-only group pension plans and the advisory services program are adjusted as described below to arrive at sales.

Sales, as reported by the Company, are stated net of internal replacements, which in the Company’s opinion provides a more meaningful disclosure of production in a given period. In addition, the Company’s definition of sales excludes: funding agreements issued under the Company’s medium-term note program; large case bank-owned life insurance (BOLI); large case pension plan acquisitions; and deposits into Nationwide employee and agent benefit plans. Although these products contribute to asset and earnings growth, they do not produce steady production flow that lends itself to meaningful comparisons and are therefore excluded from sales.

The Company believes that the presentation of sales as measured for management purposes enhances the understanding of the Company’s business and helps depict longer-term trends that may not be apparent in the results of operations due to differences between the timing of sales and revenue recognition.

The Company’s flagship products are marketed under The BEST of AMERICA brand, and include individual variable and group annuities, group private sector pension plans and variable life insurance. The BEST of AMERICA products allow customers to choose from investment options managed by premier mutual fund managers. The Company has also developed private label variable and fixed annuity products in conjunction with other financial services providers that allow those providers to sell products to their own customer bases under their own brand name.

The Company also markets group deferred compensation retirement plans to employees of state and local governments for use under IRC Section 457. The Company utilizes its sponsorship by the National Association of Counties and The United States Conference of Mayors, and the International Association of Firefighters when marketing IRC Section 457 products.

Sales by product and segment for each of the last three years are as follows:

(in millions)	2003	2002	2001
The BEST of AMERICA products	$3,799.6	$3,506.9	$3,927.1
Private label annuities	659.3	795.3	1,398.3
Income products	13.7	—	2.8

Total individual variable annuity sales	4,472.6	4,302.2	5,328.2

Deferred fixed annuities	1,698.5	2,528.3	1,874.4
Income products	124.8	133.0	127.8

Total individual fixed annuity sales	1,823.3	2,661.3	2,002.2

Total individual annuity sales	6,295.9	6,963.5	7,330.4

The BEST of AMERICA products	2,034.9	2,611.2	3,067.6
Other	31.1	46.5	56.9

Total private sector pension plan sales	2,066.0	2,657.7	3,124.5

Total public sector pension plan sales – IRC Section 457 annuities	1,442.4	1,375.6	1,521.2

Total institutional products sales	3,508.4	4,033.3	4,645.7

The BEST of AMERICA variable life series	435.4	518.2	552.4
Corporate-owned life insurance	545.0	657.5	742.3
Traditional/Universal life insurance	299.8	244.8	245.9

Total life insurance sales	1,280.2	1,420.5	1,540.6

Corporate – Advisory services program sales	25.7	—	—

Total sales	$11,110.2	$12,417.3	$13,516.7

The Company sells its products through a diverse distribution network. Unaffiliated entities that sell the Company’s products to their own customer base include independent broker/dealers, wirehouse and regional firms, financial institutions, pension plan administrators, life insurance specialists and representatives of certain CPA firms. Representatives of affiliates who market products directly to a customer base include NRS, TBG Financial and Nationwide Provident agents. The Company also distributes life and retirement savings products through the agency distribution force of its ultimate parent company, NMIC.

Sales by distribution channel for each of the last three years are summarized as follows:

(in millions)	2003	2002	2001
Non-affiliated:
Independent broker/dealers	$3,045.9	$3,326.3	$3,977.4
Financial institutions	3,037.0	3,421.4	3,202.9
Wirehouse and regional firms	1,671.5	2,050.4	2,332.0
Pension plan administrators	513.4	709.6	959.7
Life insurance specialists	387.5	510.6	508.6
CPA channel	14.4	—	—
Affiliated:
Nationwide Retirement Solutions	1,474.9	1,426.9	1,591.7
Nationwide Provident	145.4	98.9	—
Nationwide agents	659.3	726.3	710.6
TBG Financial	160.9	146.9	233.8

Total sales	$11,110.2	$12,417.3	$13,516.7

The 8% decrease in sales in the independent broker/dealer channel in 2003 reflects primarily lower demand for variable annuities and variable life insurance in light of depressed equity markets in early 2003. Total sales through this channel were down 16% in 2002, reflecting lower demand for variable annuities due to declining and volatile equity markets. Also contributing to the decline in 2002 were lower private sector group pension sales due to decreases in the average takeover case size reflecting the depressed equity markets and number of new plans sold in light of the economic slowdown.

Sales generated by financial institutions declined 11% in 2003 as a result of efforts focused on pricing discipline and planned reduction in fixed annuity sales, while private sector pension plan and variable annuity sales were higher in 2003. Sales through financial institutions grew 7% in 2002, driven mainly by increased fixed annuity sales, partially offset by lower production of variable annuities.

Sales generated by wirehouse and regional firms decreased 18% in 2003 due to lower sales of individual annuity and private sector pension sales. Sales in this channel in 2002 decreased 12% in 2002 to $2.05 billion compared to $2.33 billion in 2001, primarily reflecting lower sales from the Waddell & Reed Financial, Inc. relationship, partially offset by growth from other firms

As the Company’s private sector pension business model continues to evolve, direct production through the pension plan administrators channel is expected to decline, as more new business opportunities are being created in conjunction or in partnership with the independent broker/dealers, wirehouse and regional firms and financial institutions. This is evidenced by the 28% and 26% declines in 2003 and 2002, respectively.

Sales generated by life insurance specialists declined 24% in 2003 compared to 2002 and were flat in 2002 compared to 2001 due to the current unfavorable environment for COLI and executive deferred compensation programs. The sluggish equity markets in 2002 and 2001, the weak economy, unfavorable press regarding COLI and executive deferred compensation plans and proposed legislation which could adversely impact the tax benefits of COLI all negatively impacted sales and new business opportunities.

The 3% increase in sales is due to ongoing sales activities relating to enrolling new employees and actively working with existing participants to increase their contributions and transfer in assets from other qualified plans.

Sales generated by Nationwide Provident increased significantly in 2003. This increase is primarily due to the acquisition that NFS closed on October 1, 2002.

Sales generated by Nationwide agents declined 9% in 2003 compared to 2002 due to lower fixed annuity sales resulting from an intentional slow down in sales and commission reductions.

Sales through TBG Financial increased 10% in 2003 compared to 2002, primarily due to the sale of a single large case. This increase was partially offset by a decline in sales due to the unfavorable environment for COLI and executive deferred compensation plans. Sales decreased 37% in 2002 compared to 2001, primarily due to the the sluggish equity markets in 2002 and 2001, the weak economy, unfavorable press regarding COLI and executive deferred compensation plans and proposed legislation which could adversely impact the tax benefits of COLI all negatively impacted sales and new business opportunities.

Business Segments

The Company reports three product segments: Individual Annuity, Institutional Products and Life Insurance. In addition, the Company reports certain other revenues and expenses in a Corporate segment.

The following table summarizes pre-tax operating earnings (loss) for the Company’s business segments for each of the last three years.

(in millions)	2003	2002	2001
Individual Annuity	$170.7	$(122.8)	$231.4
Institutional Products	209.0	203.4	211.3
Life Insurance	150.0	171.5	189.7
Corporate	5.5	1.8	16.7

Pre-tax operating earnings[1]	$535.2	$253.9	$649.1

[1]	Excludes net realized gains and losses on investments not related to securitizations, hedging instruments and hedged items, discontinued operations and cumulative effect of adoption of accounting principles.

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

The following table summarizes selected financial data for the Company’s Individual Annuity segment for the years indicated.

(in millions)	2003	2002		2001
Income Statement Data
Revenues:
Policy charges	$428.0	$456.8		$495.1
Net investment income	807.9	668.5		534.7
Premiums on immediate annuities	89.7	69.4		60.9

Total operating revenues	1,325.6	1,194.7		1,090.7

Benefits and expenses:
Interest credited to policyholder account values	602.5	505.9		433.2
Other benefits	137.3	99.5		68.7
Amortization of DAC	228.4	528.2		220.0
Other operating expenses	186.7	183.9		137.4

Total benefits and expenses	1,154.9	1,317.5		859.3

Pre-tax operating earnings (loss)	$170.7	$(122.8)		$231.4

Other Data
Sales:
Individual variable annuities	$4,472.6	$4,302.2		$5,328.3
Individual fixed annuities	1,823.3	2,661.3		2,002.2

Total individual annuity sales	$6,295.9	$6,963.5		$7,330.5

Average account values:
General Account	$13,815.3	$10,163.8		$7,619.7
Separate Account	28,224.0	29,750.3		33,419.0

Total average account values	$42,039.3	$39,914.1		$41,038.7

Account values as of period end:
Individual variable annuities	$37,291.4	$30,611.4		$36,020.9
Individual fixed annuities	9,263.6	8,020.8		5,756.6

Total account values	$46,555.0	$38,632.2		$41,777.5

GMDB – Net amount at risk, net of reinsurance	$982.9	$2,961.9		$1,295.9
GMDB - Reserves, net of reinsurance	$21.8	$13.7		$10.8
Pre-tax operating earnings (loss) to average account values	0.41%	(0.31%	)	0.56%

Pre-tax operating earnings totaled $170.7 million in 2003 compared to a loss of $122.8 million in 2002 and earnings of $231.4 million in 2001. Excluding $328.3 million of accelerated DAC amortization, the lower 2003 earnings were primarily driven by lower policy charges and higher policy benefits primarily related to GMDB expenses, partially offset by an increase in interest spread income. Excluding the accelerated DAC amortization, the lower 2002 earnings compared to 2001 were driven by lower policy charges and higher policy benefits and operating expenses, offset by growth in interest spread income.

Asset fees were $362.5 million in 2003 down 3% from $373.3 million in 2002 and totaled $420.8 million in 2001. Asset fees are calculated and assessed daily as a percentage of separate account values. The fluctuations in asset fees are primarily due to changes in the market value of the investment options underlying the account values, which have followed the general trends of the equity markets. Average separate account values decreased 5% in 2003 to $28.22 billion following a 11% decrease in 2002.

Surrender fees decreased by $6.3 million to $54.1 million in 2003 compared to $60.4 million in 2002 and $55.7 million in 2001. The decrease in 2003 is due in part to positive equity market returns in the period, while the increase in 2002 was primarily due to the competitive market place and sustained downturn in the equity markets. Lower surrender fees in 2001 were the result of the successful implementation of customer retention programs in the individual variable annuity business during the year.

Premiums on immediate annuities increase by $20.3 million in 2003 over 2002, following an $8.5 million increase in 2002. The increase reflects increased sales efforts and growth in the number of firms and distributors selling income products.

Other benefits reflect increased GMDB and immediate annuity costs in 2003. GMDB exposure, as measured by the difference between the current contractual death benefit and account value, net of reinsurance, decreased to $0.98 billion at the end of 2003 from $2.96 billion at the end of 2002. As a result of first quarter 2003 increases in GMDB exposure and claims activity, the Company strengthened reserves by $11.9 million in first quarter 2003 to meet the current estimate of future net claims in excess of fees. During 2002, the Company strengthened its reserve for GMDB claims by $10.5 million to meet the then current estimate of future net GMDB claims in excess of fees. The Company’s reserve for GMDB claims was $21.8 million and $13.7 million as of December 31, 2003 and 2002, respectively. The growth in other benefits also reflects increased provision for future policy benefits for immediate annuities consistent with the growth in premium income.

Amortization of DAC decreased by $299.8 million to $228.4 million in 2003, compared to $528.2 million in 2002. Excluding the $328.3 million of accelerated DAC amortization in 2002, amortization of DAC increased 14% to $228.4 million in 2003 reflecting higher estimated gross profits on the underlying business following a 9% decrease in 2002, reflecting lower estimated gross profits.

Operating expenses were $186.7 million in 2003, a slight increase over 2002. The increase reflects growth in the number of contracts in-force, an increase in employee benefit, pension and insurance costs, partially offset by expense management efforts in response to the challenging equity markets and interest rate environments. Operating expenses were $183.9 million in 2002, an increase of 34% over 2001. The increase reflects growth in the number of contracts in-force, an increase in employee benefits costs and projects focused on improving producer and customer support.

Interest spread income is comprised of net investment income, net of capital charges, less interest credited to policyholder account values. Interest spread income can vary depending on crediting rates offered by the Company, performance of the investment portfolio, including the rate of prepayments, changes in market interest rates, the competitive environment and other factors.

Interest spread income grew 16% in 2003 to $231.0 million from $198.9 million a year ago, while the growth was 37% during 2002 compared to the same period a year ago. The growth was driven by 36% and 33% increases in average general account assets for these same comparative periods, respectively, the result of growth in the individual fixed annuity business and increased customer allocations to the guaranteed fixed options on individual annuities. Allocations to the guaranteed fixed option related to new domestic individual variable annuity sales during 2003 and 2002 totaled 39% and 43%, respectively.

The following table depicts the interest spread on average general account values in the Individual Annuity segment for the years ended December 31:

	2003	2002	2001
Net investment income	6.03%	6.93%	7.58%
Interest credited	4.36%	4.98%	5.69%

Interest spread on average general account values	1.67%	1.95%	1.89%

Although interest spread income was higher, interest spread margins compressed to 167 basis points in 2003. A one year enhanced crediting rate special offered in the fourth quarter 2002 coupled with new crediting rates at or near contractual minimum rates and a jump in prepayments of higher yielding investments created pressure on interest spread on average general account values in 2003. Interest spread on average general account values increased 6 basis points in 2002 compared to 2001. The improvement was due to the Company’s ability to lower renewal crediting rates more quickly than investment portfolio rates have declined as a result of lower market interest rates. Included in the current year were 6 basis points, or $7.9 million of prepayment income on mortgage loans and bonds compared to 6 basis points, or $6.0 million, a year ago and 7 basis points, or $5.7 million in 2001. The current interest rate environment has limited the ability to adjust crediting rates to the extent of declines in investment yields due to the interest rate floors contained in annuity contracts.

The Company has taken actions to address the current low interest rate environment and the impact on interest spread margins. In 2003, the Company lowered commission rates for individual fixed annuities and the Company began invoking contractual provisions during second quarter 2003 that have limited the amount of variable annuity deposits allocated to the guaranteed fixed option. Furthermore, the Company introduced new products and has begun issuing contracts with lower floor guarantees.

Account values ended 2003 at $46.56 billion, up $7.92 billion from the end of 2002 of $38.63 billion, which was down $3.14 billion from the end of 2001. Net flows, which consists of deposits less withdrawals, of $1.62 billion and $1.98 billion in 2003 and 2002, respectively, were affected by market appreciation (depreciation) of variable annuities of $7.02 billion and $(4.48) billion in 2003 and 2002, respectively. The decrease in net flows is attributable to the decline in fixed annuity sales combined with an increase in variable annuity surrenders which we attribute primarily to continued losses in the equity markets.

In addition, a number of the Company’s competitors offer variable annuities with more robust living benefits (including income benefits and withdrawal benefits) than the Company offers. The Company has elected to offer more limited living benefit features that meet the Company’s risk/return profile. During 2003, the Company discontinued offering products with guaranteed minimum income benefits. Also in 2003, the Company began offering products with guaranteed minimum accumulation benefits. See note 5 to the consolidated financial statements included in the F pages of this report.

Individual Annuity segment sales, which exclude internal replacements, during 2003 were $6.30 billion, down 10% from $6.96 billion a year ago. A sharp drop-off in fixed annuities, the result of actions described above, which were intended to reduce the level of new individual fixed annuity business, drove segment sales lower compared to 2002. Fixed annuity sales were $1.82 billion, down 31% compared to $2.66 billion in 2002. Fixed annuity sales were up 33% in 2002 from $2.00 billion in 2001. Variable annuity sales were $4.47 billion in 2003, up 4% compared to $4.30 million in 2002. Sales of variable annuities were down 19% in 2002 compared to 2001. In 2002, the sustained weakness in the equity markets reduced demand for variable products and drove consumer interest in fixed products. According to the Variable Annuity Research & Data Service (VARDS), the Company was ranked 9th in total variable annuity sales in 2003.

The decrease in pre-tax operating earnings to average account values, excluding the $328.3 million of accelerated DAC amortization in 2002, in 2003 compared to 2002 is primarily a result of lower interest spread margins and increased GMDB costs.

The following table provides selected information about the Company’s deferred individual fixed annuities as of December 31, 2003:

(in millions)	Account Value	Wtd. Avg. Crediting Rate
Minimum interest rate of 3.50% or greater	$835.5	3.60%
Minimum interest rate of 3.00% to 3.49%	10,477.7	3.89%
Minimum interest rate lower than 3.00%	667.9	3.11%
MVA with no minimum interest rate guarantee	851.5	3.60%

Total deferred individual fixed annuities	$12,832.6	3.81%

Institutional Products

The Institutional Products segment is comprised of the Company’s private and public sector group retirement plans, medium-term note program and structured products initiatives. The private sector includes the 401(k) business generated through fixed and variable annuities. The public sector includes the IRC Section 457 business in the form of fixed and variable annuities.

Institutional Products segment sales data presented on the following table do not include business generated through the Company’s medium-term note program, large case pension plan acquisitions and Nationwide employee and agent benefit plans, however the income statement data does reflect this business.

The following table summarizes selected financial data for the Company’s Institutional Products segment for the years indicated.

(in millions)	2003	2002	2001
Income Statement Data
Revenues:
Policy charges	$149.8	$169.8	$205.9
Net investment income	787.7	800.2	847.5
Other income	12.5	8.1	3.5

Total operating revenues	950.0	978.1	1,056.9

Benefits and expenses:
Interest credited to policyholder account values	512.3	548.9	627.8
Amortization of DAC	45.6	53.7	47.6
Other operating expenses	183.1	172.1	170.2

Total benefits and expenses	741.0	774.7	845.6

Pre-tax operating earnings	$209.0	$203.4	$211.3

Other Data
Sales:
Private sector pension plans	$2,066.0	$2,657.7	$3,124.5
Public sector pension plans	1,442.4	1,375.6	1,521.2

Total institutional products sales	$3,508.4	$4,033.3	$4,645.7

Average account values:
Separate account	$17,692.5	$19,261.4	$23,149.9
General Account	13,771.1	12,657.2	11,528.3

Total average account values	$31,463.6	$31,918.6	$34,678.2

Account values as of period end:
Private sector pension plans	$14,992.8	$13,797.2	$16,405.5
Public sector pension plans	13,916.9	12,065.1	14,288.8
Funding agreements backing medium-term notes	4,606.3	4,273.6	3,128.1

Total account values	$33,516.0	$30,135.9	$33,822.4

Pre-tax operating earnings to average account values[1]	0.66%	0.64%	0.61%

[1]	Excludes pre-tax operating earnings from structured products as there are no account values associated with structured products.

Pre-tax operating earnings totaled $209.0 million in 2003, up 3% compared to $203.4 million in 2002, which was down 4% from 2001. The increase in 2003 was the result of increased interest spread income driven primarily by prepayment income, and other income were partially offset by lower policy charges and higher operating expenses. Excluding the accelerated DAC amortization, pre-tax operating earnings increased 2% in 2002 compared to 2001. The increase is due to growth in interest spread income and other income, which more than offset lower policy charges as a result of depressed equity markets and a shift in product mix to non-annuity products.

Asset fees declined 8% to $134.8 million in 2003 compared to $147.3 million in 2002 and totaled $176.7 million in 2001. The declines were driven by a 8% decrease in average separate account assets in 2003 following a decrease of 17% in 2002 as a result of experiencing in the equity markets and a shift in product mix from annuities to administration-only products.

Administrative fees declined by $6.3 million or 40% in 2003 compared to 2002, primarily due $3.6 million of fees related to a terminated case in the first quarter of 2002.

Other income increased 54% to $12.5 million in 2003 compared to $8.1 million in 2002. The increase was primarily due to an increase in fees from structured product transactions.

Interest spread income is comprised of net investment income less interest credited to policyholder account values. Interest spreads vary depending on crediting rates offered by the Company, performance of the investment portfolio, including the rate of prepayments, changes in market interest rates, the competitive environment and other factors.

Interest spread income was $24.1 million higher in 2003 compared to 2002, which was $31.6 million higher than 2001 driven by higher prepayment income and higher average general account values. The increase in average general account values was led by the growth in the medium-term note program and an increase in participant allocations to the fixed option of the Company’s retirement plan offerings.

The following table depicts the interest spread on average general account values in the Institutional Products segment for the years ended December 31:

	2003	2002	2001
Net investment income	5.72%	6.32%	7.35%
Interest credited	3.72%	4.34%	5.44%

Interest spread on average general account values	2.00%	1.98%	1.91%

Interest spread improved to 200 basis points in 2003 compared to 198 basis points in 2002. Included in 2003 were 20 basis points, or $27.1 million, of prepayment income on mortgage loans and bonds compared to 9 basis points, or $10.8 million in 2002 and 12 basis points, or $14.4 million in 2001, respectively.

Excluding the $12.0 million of accelerated DAC amortization in 2002, amortization of DAC increased 9% in 2003, following a comparative 12% decrease in 2002. The changes are reflection of fluctuations in the gross margins of the underlying business, which is driven in part by equity market activity.

Other operating expenses in 2003 increased 6% to $183.1 million, compared to a slight increase in 2002. The 2003 increase reflects increased costs related to an initiative aimed at expanding the sales and service capabilities in the Company’s private sector pension business, an increase in participants in public sector pension plans and increased employee benefit, pension and insurance costs. The increase in 2002 reflects the growth in the number of cases being administered and an increase in employee benefit costs.

Account values ended 2003 at $33.52 billion, up $3.38 billion from $30.14 billion at the end of 2002, which were down $3.69 billion compared to $33.82 billion at the end of 2001. The 2003 increase is due in part to positive equity market returns in the period. In 2002, the impact of market depreciation resulting from depressed equity markets in both 2001 and 2002 was partially offset by the addition of the California Savings Plus Program in 2001 which added $4.77 billion in administration-only account values, and new issues of medium-term notes in both years. Net flows, which consists of deposits less withdrawals, were $935.0 million in 2003, compared to $1.06 billion and $1.95 billion in 2002 and 2001, respectively.

Institutional Products segment sales during 2003 totaled $3.51 billion compared to $4.03 billion in 2002 and $4.65 in 2001. Private sector pension sales in 2003 totaled $2.07 billion, a decrease of 22% from 2002 compared to a decrease of 15% from 2001. The decrease reflects a strategy of writing new business with Nationwide Trust Company. In addition, during 2003 there was a trend of the existing block of business to convert to Nationwide Trust Company products at renewal.

Public sector pension sales in 2003 totaled $1.44 billion, 5% higher compared to $1.38 billion in 2002, which was a decline of 10%, from the $1.52 billion reported in 2001. The increased sales reflect increased rollover activity from existing participants’ previous employer sponsored plans into existing accounts, as recent pension reform legislation implemented has expanded the portability of public plan assets and the addition of deposits into the newly acquired State of New York defined contribution plan.

Institutional Products segment deposits in 2003 of $4.54 billion offset by participant withdrawals and surrenders totaling $3.61 billion generated net flows from participant activity of $935.0 million, a 12% decrease over 2002, which reflected a 46% decrease from 2001 net flows. An increase in surrender activity, offset by deposits to Nationwide employee and agent benefit plans, deferrals into newly acquired plans, rollover activity into existing participant accounts drove the, 2003 decrease. The decline in 2002 was driven by an increase in withdrawals from public sector cases increased in early 2002, as participants took advantage of the new portability provisions and rolled over funds to other companies.

Life Insurance

The Life Insurance segment consists of investment life products, including individual variable life and COLI products, traditional life insurance products and universal life insurance. Life Insurance segment products provide a death benefit and generally also allow the customer to build cash value on a tax-advantaged basis.

The following table summarizes certain selected financial data for the Company’s Life Insurance segment for the years indicated.

(in millions)	2003	2002	2001
Income Statement Data
Revenues:
Policy charges	$346.2	$347.2	$316.2
Net investment income	324.3	328.6	323.3
Other income	190.0	190.5	195.3

Total operating revenues	860.5	866.3	834.8

Benefits and expenses:
Life benefits and policyholder dividends	451.3	458.2	431.1
Amortization of DAC	101.9	88.2	80.3
Other operating expenses	157.3	148.4	133.7

Total benefits and expenses	710.5	694.8	645.1

Pre-tax operating earnings	$150.0	$171.5	$189.7

Other Data
Sales:
The BEST of AMERICA variable life series	$435.4	$518.2	$552.4
Corporate-owned life insurance	545.0	657.5	742.3
Traditional/Universal life insurance	299.8	244.8	245.9

Total life insurance sales	$1,280.2	$1,420.5	$1,540.6

Policy reserves as of period end:
Individual investment life insurance	$2,698.7	$2,121.6	$2,203.7
Corporate investment life insurance	4,401.5	3,652.8	3,236.8
Traditional life insurance	2,046.4	1,937.1	1,873.4
Universal life insurance	886.0	830.5	785.3

Total policy reserves	$10,032.6	$8,542.0	$8,099.2

Life insurance in-force as of period end:
Individual investment life insurance	$35,065.8	$33,536.9	$30,641.0
Corporate investment life insurance	9,263.3	8,387.1	7,727.6
Traditional life insurance	23,262.7	24,046.9	24,276.7
Universal life insurance	8,250.0	7,804.2	7,806.3

Total insurance in-force	$75,841.8	$73,775.1	$70,451.6

Life Insurance segment pre-tax operating earnings decreased 13% to $150.0 million in 2003, down from $171.5 million in 2002 while earnings in 2002 declined from $189.7 million in 2001. Excluding $6.8 million accelerated DAC amortization in third quarter 2002, pre-tax operating earnings totaled $178.3 million in 2002. Higher general operating expenses and DAC amortization on COLI, primarily the result of the surrender of a single large case, contributed to the decline in 2003. In both 2003 and 2002, increased cost of insurance charges were offset by higher policy benefits and operating expenses and DAC.

Policy charges decreased slightly to $346.2 million in 2003, following a 10% increase to $347.2 million in 2002. Cost of insurance charges, which are assessed on the amount of insurance in-force in excess of the related policyholder account value, increased 6% and 17% in 2003 and 2002, respectively, and reflect a growing block of investment life business, as insurance in-force increased 3% to $75.84 billion at 2003 compared to $73.78 billion at 2002. The growth in insurance in-force reflects both the impact of new sales as well as high persistency of in-force contracts. Administrative fees were $61.1 million or 24% lower in 2003 and 9% lower in 2002 compared to 2001. Growth in fees assessed on policies in-force offset lower fees assessed on premiums and deposits due to the decline in sale of investment life products.

Life benefits and policyholder dividends decreased slightly to $451.3 million in 2003 following a 6% increase in 2002. The growth in 2002 reflects the growth in insurance in-force and higher mortality experience.

Amortization of DAC increased $13.7 million in 2003 following a $7.9 million increase in 2002, including $6.8 million of accelerated DAC amortization. Excluding the $6.8 million accelerated DAC amortization in third quarter 2002 resulted in increases in DAC amortization of $20.5 million in 2003 and a slight increase in 2002. The increase in 2003 primarily reflects the DAC amortization as a result of the surrender of a large COLI case and the near certain lapse of a second large COLI case. In addition, during 2003 morality experience was more favorable than expected and there was an increase in estimated gross profits on the in-force variable business. The slight increase in 2002 is due to an increase in estimated gross profits on the in-force variable business.

Other operating expenses increased to $157.3 million in 2003 a 6% increase compared to 2002, primarily due to higher employee benefit, pension and insurance costs.

Total Life Insurance segment sales in 2003 decreased 10% to $1.28 billion compared to $1.42 billion in 2002. Variable life sales in 2003 declined 16% as individual variable life production continues to be adversely impacted by consumer preference for fixed products. COLI sales in 2003 declined 17% from the prior year due to the current unfavorable environment for COLI and executive deferred compensation programs.

Strong fixed life growth was substantially offset as individual variable life sales continue to be adversely impacted by the sluggish equity markets, concern over the potential for adverse tax legislation and consumer preference for fixed products. According to the December 31, 2003 Tillinghast-Towers Perrin Value Variable Life Survey, the Company was ranked 4th in total variable life sales in 2003, compared to 3rd in 2002 and 6th in 2001. In 2002, our efforts to expand sales to new channels drove sales through the wirehouse and regional firms and financial institutions up 37% and 30%, respectively, from 2001. COLI sales were negatively impacted throughout 2002 by the sluggish economy, depressed equity markets, unfavorable press regarding COLI and executive deferred compensation plans and proposed legislation which could adversely impact the tax benefits of COLI. First year premiums for fixed life were up from a year ago due to increased universal life and term life sales. Total life insurance sales of $1.42 billion in 2002 declined 8% compared to 2001 sales of $1.54 billion. Individual variable universal life sales were adversely impacted by the phase out of the estate tax, uncertainty surrounding the taxation of split dollar plans and the volatile stock market. Sales of new COLI cases in 2002 were down given the depressed economic conditions where corporations were not forming new executive benefit plans and existing plans were being funded at lower levels.

Corporate

The Corporate segment consists of net investment income not allocated to the three product segments, interest expense on debt and unallocated expenses.

The following table summarizes selected financial data for the Company’s Corporate segment for the years indicated.

(in millions)	2003	2002	2001
Income Statement Data
Operating revenues	$60.5	$41.9	$20.8
Interest expense on debt	(48.4)	(36.0)	(6.2)
Other operating expenses	(6.6)	(4.1)	2.1

Pre-tax operating income [1]	5.5	1.8	16.7
Net realized losses on investments, hedging instruments and hedged items not related to securitizations	(100.8)	(84.4)	(20.2)

Loss from continuing operations before federal income taxes	$(95.3)	$(82.6)	$(3.5)

[1]	Excludes net realized gains and losses on investments not related to securitizations, hedging instruments and hedged items, discontinued items and cumulative effect of adoption of accounting principles.

The increase in operating revenues in 2003 reflects an increase in net investment income primarily attributable to income earned on the proceeds from the $200.0 million capital contribution from NFS in February 2003. The increase in revenues in 2002 reflects an increase in net investment income primarily attributable to income earned on the proceeds from the surplus note offerings completed in December 2001 and June 2002, less the impact of lower investment income as a result of dividends paid to NFS and lower yields. The 34% increase in interest expense in 2003 compared to 2002 is due to the surplus notes issued in 2002 and the increased utilization of commercial paper in 2003. The additional interest expense in 2002 reflects the surplus note offerings mentioned above, offset by lower utilization of commercial paper borrowings. The decline in revenues in 2001 reflects a decrease in net investment income on real estate investments, higher passive losses from affordable housing partnership investments, lower investment yields from declining interest rates and fewer investments retained in the Corporate segment as more capital and the related investment earnings were allocated to the product segments to support growth.

In addition to these operating revenues and expenses, the Company also reports net realized gains and losses on investments, hedging instruments and hedged items in the Corporate segment. Net realized losses on investments, hedging instruments and hedged items totaled $100.8 million in 2003, compared to net realized losses of $84.4 million in 2002 and $18.3 million in 2001, respectively, and included other-than-temporary impairments of $156.5 million, $120.3 million and $80.6 million in 2003, 2002 and 2001, respectively. Included in 2003 net realized losses are $13.0 million, net of tax of other than temporarily impairments related to Parmalat, leaving $5.0 million of gross exposure. Also, in third quarter 2003, the Company refined its mortgage loan valuation allowance process by incorporating more detailed information in the analysis. As a result, the valuations allowance was reduced by $12.1 million. The table below provides a detailed summary of the components of net realized gains and losses on investments, hedging instruments and hedged items.

An analysis of net realized (losses) gains on investments, hedging instruments and hedged items, by source and investment type follows:

(in millions)	2003	2002	2001
Unrelated parties:
Realized gains on sales, net of hedging losses:
Fixed maturity securities, available-for-sale	$98.5	$42.0	$30.1
Hedging losses on fixed maturity sales	(42.4)	(36.2)	(1.5)
Equity securities, available-for-sale	5.5	—	1.2
Real estate	4.2	14.0	3.3
Mortgage loans on real estate	3.0	3.2	11.2
Mortgage loan hedging losses	(2.4)	(1.2)	(8.1)
Other	—	0.1	1.2

Total realized gains on sales – unrelated parties	66.4	21.9	37.4

Realized losses on sales, net of hedging gains:
Fixed maturity securities, available-for-sale	(27.2)	(15.7)	(9.3)
Hedging gains on fixed maturity sales	9.2	10.7	0.1
Equity securities, available-for-sale	(0.4)	(0.9)	(0.8)
Real estate	(0.3)	(3.0)	(1.4)
Mortgage loans on real estate	(5.0)	(3.3)	(0.6)
Mortgage loan hedging gains	0.5	0.9	—
Other	(2.0)	(1.0)	(7.7)

Total realized losses on sales – unrelated parties	(25.2)	(12.3)	(19.7)

Other-than-temporary and other investment impairments
Fixed maturity securities, available-for-sale	(159.4)	(111.6)	(66.1)
Equity securities, available-for-sale	(8.0)	—	(13.8)
Real estate	(0.8)	(2.4)	—
Mortgage loans on real estate	11.7	(6.3)	(0.7)

Total other-than-temporary and other investment impairments	(156.5)	(120.3)	(80.6)

Credit default swaps	13.3	(6.4)	(0.5)
Derivatives, excluding hedging gains and losses on sales, and credit default swaps	1.2	9.5	0.7

Total unrelated parties	(100.8)	(107.6)	(62.7)
Gain on sale of limited partnership - related parties	—	23.2	44.4

Net realized losses on investments, hedging instruments and hedged items	$(100.8)	$(84.4)	$(18.3)

Related Party Transactions

In the normal course of business, the Company has entered into a number of related party transactions. Descriptions of these transactions are provided in note 15 to the consolidated financial statements included in the F pages to this report and are hereby incorporated by reference.

Contractual Obligations and Commitments

The following table summarizes the Company’s contractual obligations and commitments as of December 31, 2003 due in each period presented.

		Payments due in
(in millions)	Total	2004	2005 - 2006	2007 - 2008	Thereafter
Short-term debt	$199.8	$199.8	$—	$—	$—
Long-term debt, payable to NFS	700.0	—	—	—	700.0
Funding agreements backing medium-term notes	4,606.3	1,116.8	2,489.8	745.8	253.9
Purchase and lending commitments:
Fixed maturity securities	110.3	110.3	—	—	—
Commercial mortgage loans	391.8	351.3	40.5	—	—
Limited partnerships [1]	45.4	45.4	—	—	—

Total	$6,053.6	$1,823.6	$2,530.3	$745.8	$953.9

[1]	Purchase commitments for limited partnership interests related to low income housing tax credit investments that may be exercised by the respective partnerships as needed. As a result, the purchase of all such interests may not be required in the next year, but have been reflected in the 2004 column because their exercise are controlled by the partnerships and not the Company.

Off-Balance Sheet Transactions

Under the medium-term note program, NLIC issues funding agreements, which are insurance obligations, to an unrelated third-party trust to secure notes issued to investors by the trust. The funding agreements are recorded as a component of future policy benefits and claims on the consolidated balance sheets. Because the Company is not the primary beneficiary of, and has no ownership interest in, or control over, the third-party trust that issues the notes, the Company does not include the trust in its consolidated financial statements and therefore, such notes are not reflected in the consolidated financial statements of the Company. Because the notes issued by the trust have a secured interest in the funding agreements issued by the Company, Moody’s and S&P, assign the same ratings to the notes as the insurance financial strength ratings of NLIC.

To date, the Company has sold $290.1 million of credit enhanced equity interests in Tax Credit Funds to unrelated third parties. The Company has guaranteed cumulative after-tax yields to third party investors ranging from 5.10% to 5.25% and as of December 31, 2003 held guarantee reserves totaling $2.9 million on these transactions. These guarantees are in effect for periods of approximately 15 years each. The Tax Credit Funds provide a stream of tax benefits to the investors that will generate a yield and return of capital. To the extent that the tax benefits are not sufficient to provide these cumulative after-tax yields, then the Company must fund any shortfall, which is mitigated by stabilization collateral set aside by the Company at the inception of the transactions.

The maximum amount of undiscounted future payments that the Company could be required to pay the investors under the terms of the guarantees is $824.2 million. The Company does not anticipate making any payments related to the guarantees.

At the time of the sales, $4.3 million of net sale proceeds were set aside as collateral for certain properties owned by the Tax Credit Funds that had not met all of the criteria necessary to generate tax credits. Such criteria include, but are not limited to, completion of construction and the leasing of each unit to a qualified tenant. Properties meeting the necessary criteria are considered to have “stabilized.” The properties are evaluated regularly and upon stabilizing, the collateral is released. During 2003 and 2002, $3.1 million and $0.5 million of stabilization collateral had been released into income, respectively.

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

As of December 31, 2003, NLIC had received $976.6 million of cash collateral on securities lending and invested the proceeds in short-term investments, which are reflected on the balance sheet, and a corresponding liability is established to reflect the return of the collateral. Also, NLIC has received $544.5 million of cash for derivative collateral, which has been invested in short-term investments and a corresponding liability has been recorded in other liabilities. The Company also held $163.0 million and $25.9 million of securities as off-balance sheet collateral on derivative transactions as of December 31, 2003 and 2002, respectively.

ITEM 7A	Quantitative and Qualitative Disclosures About Market Risk

Market Risk Sensitive Financial Instruments

The Company is subject to potential fluctuations in earnings and the fair value of certain of its assets and liabilities, as well as variations in expected cash flows due to changes in market interest rates and equity prices. The following discussion focuses on specific exposures the Company has to interest rate and equity price risk and describes strategies used to manage these risks. The discussion is limited to financial instruments subject to market risks and is not intended to be a complete discussion of all of the risks to which the Company is exposed to.

Interest Rate Risk

Fluctuations in interest rates can impact the Company’s earnings, cash flows and the fair value of its assets and liabilities. In a declining interest rate environment, the Company may be required to reinvest the proceeds from maturing and prepaying investments at rates lower than the overall yield of the portfolio, which could reduce future interest spread income. In addition, minimum guaranteed crediting rates (ranging from 3.0% to 3.5% for a majority of the individual annuity contracts in-force) on certain individual annuity contracts could prevent the Company from lowering its interest crediting rates to levels commensurate with prevailing market interest rates resulting in a reduction of the Company’s interest spread income in the event market interest rates remain at, or decline further from December 31, 2003 levels. The average crediting rate of fixed annuity products during 2003 was 4.36% and 3.72% for the Individual Annuity and Institutional Products segments, respectively, well in excess of the guaranteed rates.

The Company mitigates this risk by managing the maturity and interest-rate sensitivities of the assets to be consistent with those of the liabilities. During 2003, in response to the low interest rate environment, the Company reduced commissions on fixed annuity sales, launched new products with new guaranteed rates, discontinued the sale of its leading annual reset fixed annuities and implemented limits on variable annuity allocations to the guaranteed fixed option.

Conversely, a rising interest rate environment could result in a reduction of interest spread income or an increase in policyholder surrenders. Existing general account investments supporting annuity liabilities have a weighted average maturity of approximately 4.9 years as of December 31, 2003 and therefore, the change in yield of the portfolio will lag changes in market interest rates. This lag is increased if the rate of prepayments of securities slows. To the extent the Company sets renewal rates based on current market rates, this will result in reduced interest spreads. Alternatively, if the Company sets renewal crediting rates while attempting to maintain a desired spread from the portfolio yield, the rates offered by the Company may be less than new money rates offered by competitors. This difference could result in an increase in surrender activity by policyholders. If the Company were unable to fund the surrenders with its cash flow from operations, the Company may need to sell assets, which likely would have declined in value due to the increase in interest rates. The Company mitigates this risk by offering products that assess surrender charges and/or market value adjustments at the time of surrender, and by managing the maturity and interest-rate sensitivities of the assets to be consistent with those of the liabilities

Asset/Liability Management Strategies to Manage Interest Rate Risk

The Company employs an asset/liability management approach tailored to the specific requirements of each of its products. Each product line has an investment policy based on its specific characteristics. The policy establishes asset maturity and duration, quality and other guidelines.

The Company employs cash flow testing techniques in its asset/liability management process because the timing of the payment of future benefits on the majority of the Company’s business can be changed by the policyholder. In addition, each year the Company’s annuity and insurance business is analyzed to determine the adequacy of the reserves supporting such business. This analysis is accomplished by projecting the anticipated cash flows from such business and the assets required to support such business under a number of possible future interest rate scenarios. The first seven of these scenarios are required by state insurance regulation. Projections are also made using 12 additional scenarios, which involve more extreme fluctuations in future interest rates and equity markets. Finally, to get a statistical analysis of possible results and to minimize any bias in the 19 predetermined scenarios, additional projections are made using 100 randomly generated interest rate scenarios. For the Company’s 2003 cash flow testing process, interest rates for 90-day treasury bills ranged from 0.10% to 9.08% under the 19 predetermined scenarios and 0.45% to 20.47% under the 100 random scenarios. Interest rates for longer maturity treasury securities had comparable ranges. The values produced by each projection are used to determine future gains or losses from the Company’s annuity and insurance business, which, in turn, are used to quantify the adequacy of the Company’s statutory-basis reserves over the entire projection period. The results of the Company’s cash flow testing indicated that the Company’s reserves were adequate as of December 31, 2003.

Use of Derivatives to Manage Interest Rate Risk

The Company is exposed to changes in the fair value of fixed rate investments (e.g. commercial mortgage loans and corporate bonds) due to changes in interest rates. To manage this risk, the Company enters into various types of derivative instruments to minimize fluctuations in fair values resulting from changes in interest rates. The Company principally uses interest rate swaps and short Euro futures to manage this risk.

Under interest rate swaps, the Company receives variable interest rate payments and makes fixed rate payments, thereby creating floating rate investments.

Short Euro futures change fixed rate cash flow exposure to variable rate. With short Euro futures, if interest rates rise (fall), the gains (losses) on the futures adjust the fixed rate income on the investments, thereby creating floating rate investments.

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

Floating rate investments (commercial mortgage loans and corporate bonds) expose the Company to fluctuations in cash flow and investment income due to changes in interest rates. To manage this risk, the Company enters into receive fixed, pay variable over-the-counter interest rate swaps or long Euro futures strips to convert the variable rate investments to a fixed rate.

In using interest rate swaps, the Company receives fixed interest rate payments and makes variable rate payments; thereby creating fixed rate assets.

Long Euro futures change the variable rate cash flow exposure to fixed rate cash flows. With long Euro futures, if interest rates rise (fall), the losses (gains) on the futures to reduce (increase) in the variable rate income on the investments, thereby creating fixed rate investments.

Foreign Currency Risk Management

In conjunction with the Company’s medium-term note program, from time to time, the Company issues both fixed and variable rate liabilities denominated in foreign currencies. As a result, the Company is exposed to changes in fair value of the liabilities due to changes in foreign currency exchange rates and interest rates. To manage these risks, the Company enters into cross-currency swaps to convert these liabilities to a U.S. dollar rate.

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

Characteristics of Interest Rate Sensitive Financial Instruments

The following table provides information about the Company’s financial instruments as of December 31, 2003 that are sensitive to changes in interest rates. Insurance contracts that subject the Company to significant mortality risk, including life insurance contracts and life-contingent immediate annuities, do not meet the definition of a financial instrument and are not included in the table.

(in millions)	2004	2005	2006	2007	2008	There-after	Total	2003 Fair Value	2002 Fair Value
Assets
Fixed maturity securities:
Corporate bonds:
Principal	$1,349.7	$1,806.9	$2,707.7	$1,911.7	$1,510.1	$7,168.1	$16,454.2	$17,375.5	$14,961.4
Weighted average interest rate	6.97%	6.90%	7.30%	6.63%	5.93%	6.58%	6.71%
Mortgage and other asset- backed securities:
Principal	$1,280.1	$1,210.0	$1,176.7	$1,052.4	$972.9	$2,442.0	$8,134.1	$8,253.3	$8,305.3
Weighted average interest rate	5.31%	5.51%	5.34%	4.90%	4.44%	5.48%	5.25%
Other fixed maturity securities:
Principal	$39.1	$27.0	$127.0	$39.7	$69.4	$959.7	$1,261.9	$1,318.0	$902.3
Weighted average interest rate	6.11%	5.90%	4.54%	5.30%	4.98%	5.47%	5.37%
Mortgage loans on real estate:
Principal	$406.5	$718.3	$705.0	$673.3	$634.9	$5,163.7	$8,301.7	$8,830.0	$8,536.4
Weighted average interest rate	6.75%	6.90%	6.46%	5.44%	5.43%	6.74%	6.52%
Liabilities
Individual deferred fixed annuities:
Principal	$1,492.5	$1,568.7	$2,003.4	$1,880.3	$1,264.8	$4,908.8	$13,118.5	$12,946.1	$10,214.9
Weighted average crediting rate	3.74%	3.61%	3.37%	3.08%	2.98%	3.01%	3.23%
Group pension deferred fixed annuities:
Principal	$1,252.7	$1,090.7	$968.9	$841.2	$718.2	$4,531.1	$9,402.7	$9,287.4	$8,745.0
Weighted average crediting rate	4.24%	3.90%	3.62%	3.43%	3.31%	3.22%	3.50%
Funding agreements backing MTNs
Principal	$1,341.7	$1,722.0	$969.4	$625.7	$270.3	$305.4	$5,234.4	$4,606.3	$4,272.2
Weighted average crediting rate	2.40%	2.62%	2.69%	2.73%	2.72%	2.72%	2.60%
Immediate annuities:
Principal	$50.0	$44.2	$39.0	$33.8	$29.4	$203.5	$399.8	$400.0	$402.0
Weighted average crediting rate	7.03%	7.05%	7.08%	7.10%	7.13%	7.16%	7.12%
Short-term debt:
Principal	$199.8	$—	$—	$—	$—	$—	$199.8	$199.8	$—
Weighted average interest rate	1.07%	—	—	—	—	—	1.07%
Long-term debt, payable to NFS:
Principal	$—	$—	$—	$—	$—	$700.0	$700.0	$803.7	$728.5
Weighted average interest rate	—	—	—	—	—	7.67%	7.67%

(in millions)	2004	2005	2006	2007	2008	There-after	Total	2003 Fair Value	2002 Fair Value
Derivative Financial Instruments
Interest rate swaps:
Pay fixed/receive variable
Notional value	$221.8	$355.8	$534.9	$364.1	$252.6	$721.5	$2,450.7	$(200.4)	$(155.5)
Weighted average pay rate	5.7%	5.7%	4.8%	5.2%	5.6%	5.6%	5.4%
Weighted average receive rate [1]	1.2%	1.2%	1.2%	1.2%	1.2%	1.4%	1.2%
Pay variable/receive fixed
Notional value	$320.4	$610.3	$552.7	$566.7	$281.4	$264.3	$2,595.8	$640.6	$250.1
Weighted average pay rate [1]	1.5%	1.5%	1.6%	1.6%	1.6%	1.7%	1.6%
Weighted average receive rate	3.0%	4.2%	4.3%	5.3%	5.0%	6.2%	4.6%
Pay variable/receive variable
Notional value	$239.1	$769.1	$102.6	$—	$—	$—	$1,110.8	$99.6	$95.6
Weighted average pay rate [1]	1.4%	1.5%	1.6%	—	—	—	1.5%
Weighted average receive rate [1]	2.4%	1.3%	3.6%	—	—	—	1.7%
Pay fixed/receive fixed
Notional value	$—	$35.5	$26.8	$44.0	$16.8	$170.8	$293.9	$(49.4)	$(0.9)
Weighted average pay rate	—	2.9%	5.7%	6.0%	5.8%	5.3%	5.2%
Weighted average receive rate	—	4.9%	3.3%	3.4%	4.0%	4.6%	4.3%
Convertible asset swap
Notional value	$10.0	$—	$—	$—	$—	$—	$10.0	$(1.1)	$(3.0)
Weighted average pay rate	—	—	—	—	—	—	—
Weighted average receive rate	2.8%	—	—	—	—	—	2.8%
Credit default swaps sold
Notional value	$115.0	$98.0	$199.0	$247.0	$137.0	$4.5	$800.5	$10.0	$(2.7)
Weighted average pay rate	0.0%	0.0%	0.0%	0.0%	0.0%	0.0%	0.0%
Weighted average receive rate	1.1%	1.5%	1.1%	1.0%	0.6%	0.8%	1.0%
Credit default swap purchased
Notional value	$—	$—	$5.0	$—	$7.0	$—	$12.0	$0.4	$—
Weighted average pay rate	—	—	5.0%	—	1.0%	—	2.7%
Weighted average receive rate	—	—	—	—	—	—	0.0%
Embedded derivative
Notional value	$—	$—	$—	$—	$—	$20.0	$20.0	$4.6	$—
Futures contracts:
Longs
Contract amount/notional value	$4.0	$1.0	$—	$—	$—	$—	$5.0	$0.1	$0.2
Weighted average settled price	92.4	92.3	—	—	—	—	92.3
Shorts
Contract amount/notional value	$1,132.8	$616.0	$370.0	$225.0	$143.0	$124.0	$2,610.8	$(25.3)	$(45.6)
Weighted average settled price	96.5	93.3	93.1	93.1	92.9	92.6	94.6

[1]	Variable rates are generally based on 1, 3 or 6-month libor, and reflect the effective rate as of December 31, 2003.

Additional information about the characteristics of the financial instruments and assumptions underlying the data presented in the table above are as follows:

Mortgage-backed and asset-backed securities: The year of maturity is determined based on the terms of the securities and the current rate of prepayment of the underlying pools of mortgages or assets. The Company limits its exposure to prepayments by purchasing less volatile types of MBSs and ABSs (see “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Investments – Fixed Maturity Securities”).

Corporate bonds and other fixed maturity securities and mortgage loans on real estate: The maturity year is that of the security or loan.

Individual deferred fixed annuities: The maturity year is based on the expected date of policyholder withdrawal, taking into account actual experience, current interest rates and contract terms. Individual deferred fixed annuities are certain individual annuity contracts, which are also subject to surrender charges calculated as a percentage of the deposits made and assessed at declining rates during the first seven years after a deposit is made. As of December 31, 2003, individual annuity general account liabilities totaling $7.34 billion were in contracts where the crediting rate is reset periodically, with portions resetting in each calendar quarter and $1.10 billion that reset annually. Individual fixed annuity policy reserves of $3.23 billion are in contracts that adjust the crediting rate every five years. Individual fixed annuity policy reserves of $458.6 million are in contracts that adjust the crediting rate every three years. The average crediting rate is calculated as the difference between the projected yield of the assets backing the liabilities and a targeted interest spread. However, for certain individual annuities the credited rate is also adjusted to partially reflect current new money rates.

Group pension deferred fixed annuities: The maturity year is based on the expected date of policyholder withdrawal, taking into account actual experience, current interest rates and contract terms. Included are group annuity contracts representing $8.93 billion of general account liabilities as of December 31, 2003, which are generally subject to market value adjustment upon surrender and which may also be subject to surrender charges. Of the total group annuity liabilities, $6.23 billion were in contracts where the crediting rate is reset quarterly, $1.15 billion were in contracts that adjust the crediting rate on an annual basis with portions resetting in each calendar quarter and $1.55 billion were in contracts where the crediting rate is reset annually on January 1.

Funding agreements backing MTNs: Fixed annuity policy reserves of $4.61 billion relate to funding agreements issued in conjunction with the Company’s medium-term note program where the crediting rate is either fixed for the term of the contract or variable, based on an underlying index.

Immediate annuities: Included are non-life contingent contracts in payout status where the Company has guaranteed periodic, typically monthly, payments. The maturity year is based on the terms of the contract.

Short-term debt and long-term debt: The maturity year is the stated maturity date of the obligation.

Derivative financial instruments: The maturity year is based on the terms of the related contracts. Interest rate swaps include cross-currency interest rate swaps that eliminate all foreign currency exposure the Company has with existing assets and liabilities. Cross-currency interest rate swaps in place against each foreign currency obligation hedge the Company against adverse currency movements with respect to both period interest payments and principal repayment. Underlying details by currency have therefore been omitted. Variable swap rates and settlement prices reflect rates and prices in effect as of December 31, 2003.

Equity Market Risk

Asset fees calculated as a percentage of the separate account assets are a significant source of revenue to the Company. As of December 31, 2003, approximately 80% of separate account assets were invested in equity mutual funds. Gains and losses in the equity markets will result in corresponding increases and decreases in the Company’s separate account assets and the reported asset fee revenue. In addition, a decrease in separate account assets may decrease the Company’s expectations of future profit margins due to a decrease in asset fee revenue and/or an increase in GMDB claims, which may require the Company to accelerate the amortization of deferred policy acquisition costs. The Company’s long-term assumption for net separate account returns is 8% annual growth, earned evenly throughout the year.

Many of the Company’s individual variable annuity contracts offer guaranteed minimum death benefit (GMDB) features. A GMDB generally provides a benefit if the annuitant dies and the contract value is less than a contractually defined amount. Such specified amounts vary from contract to contract based on the date the contract was entered into as well as the GMDB feature elected. A decline in the stock market may cause the contract value to fall below this specified amount, and the net amount at risk to increase. The net amount at risk is the amount by which the GMDB exceeds the contract value at any given time and is a primary indicator of potential future GMDB claims. As of December 31, 2003, the net amount at risk, net of amounts reinsured, was $982.9 million. To manage this risk, the Company has implemented a GMDB hedging program for certain new and existing business. The program, which is an economic hedge but does not qualify for hedge accounting under FAS 133, is designed to offset a specified portion of changes in the value of the GMDB obligation. Currently the program shorts S&P 500 index futures, which in turn provides a partial offset to changes in the value of the designated obligation. Prior to implementation of the GMDB hedging program in 2003, the Company managed the risk of these benefits by entering into reinsurance arrangements.

The Company also offers certain variable annuity products with a guaranteed minimum accumulation benefit (GMAB) rider. The GMAB provides the contract holder with a guaranteed return of premium, adjusted proportionately for withdrawals, after a specified period of time, 5, 7 or 10 years, selected by the contract holder at the issuance of the variable annuity contract. In some cases, the contract holder also has the option, after a specified period of time, to drop the rider and continue the variable annuity contract without the GMAB. The GMAB is an embedded derivative, and as such, the equity exposure in this product is recognized at fair value, separately from the annuity contract, with changes in fair value recognized in the income statement. The Company is exposed to equity market risk to the extent that the underlying investment options, which can include fixed and variable components, selected by the contract holder do not generate enough earnings over the life of the contract to at least equal the adjusted premiums. The Company is economically hedging the GMAB exposure for those risks that exceed a level considered acceptable by purchasing interest rate futures and shorting S&P 500 futures. The GMAB economic hedge does not qualify for hedge accounting under FAS 133. Upon reaching scale, the Company anticipates the purchase of S&P 500 index put options and over-the-counter basket put options, which are constructed such that they minimize the tracking error of the hedge and the GMAB exposure. See notes 5, 8 and 12 to the consolidated financial statements included in the F pages of this report for additional disclosure about GMAB rates.

Inflation

The rate of inflation did not have a material effect on the revenues or operating results of the Company during 2003, 2002 or 2001.

ITEM 8	Consolidated Financial Statements and Supplementary Data

The consolidated financial statements of Nationwide Life Insurance Company and Subsidiaries are indexed in Part IV, Item 5 - Exhibits, Financial Statement Schedule, and Reports on Form 8-K, and included in the F pages to this report.

Semi-annual and annual reports are sent to contract owners of the variable annuity and life insurance contracts issued through registered separate accounts of the Company.

ITEM 9	Changes in and Disagreements with Accountants on Accounting and Financial Disclosures

None.

ITEM 9A	Controls and Procedures

The Company’s Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act). Based on such evaluation, such officers have concluded that the Company’s disclosure controls and procedures are effective as of the end of the period covered by this Annual Report.

There have been no changes during the Company’s fourth fiscal quarter in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART III

ITEM 10	Directors and Executive Officers of the Registrant

Omitted due to reduced disclosure format.

ITEM 11	Executive Compensation

Omitted due to reduced disclosure format.

ITEM 12	Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters

Omitted due to reduced disclosure format.

ITEM 13	Certain Relationships and Related Transactions

Omitted due to reduced disclosure format.

ITEM 14	Principal Accountant Fees and Services

The following table presents fees for services rendered by KPMG LLP for the audits of the consolidated financial statements for NFS and its subsidiaries, including the consolidated financial statements of NLIC and consolidated or individual audits of other NFS subsidiaries financial statements, where appropriate, for each of the years ended December 31, 2003 and 2002 and the reviews of the consolidated financial statements included in the Forms 10-Q for the NFS and NLIC during each year indicated and fees billed for other services rendered by KPMG LLP.

Principal Accountant Fees and Services Table

(in 000’s)	2003	2002
Audit Fees	$3,035,781	$2,436,687
Audit Related Fees[1]	611,966	440,100
Tax Fees[2]	35,700	351,600
All Other Fees[3]	—	17,369

Total Fees	$3,683,447	$3,245,756

[1]	Audit related fees were principally for reports on internal controls (SAS 70), financial statement audits of employee benefit plans, consultations with management regarding the accounting treatment of transactions or potential impact of rulings prescribed by the SEC, FASB, or other accounting standard setting bodies and other audit related agreed upon procedures reports.

[2]	Tax fees were for tax consultation of Federal tax issues resulting from IRS examination, assistance with IRS or other taxing authority audits, and activities such as preparing tax returns to be filed with various taxing authorities.

[3]	All other fees include services related to the transition of the audits of specified mutual funds to another auditing firm in accordance with AU Section 315, Communications Between Predecessor and Successor Auditors.

The Audit Committee of the Board of Directors considered whether the provision of the services covered under “All Other Fees” above is compatible with maintaining the independence of KPMG LLP.

None of the above fees fall under the de minimis exception to the pre-approval rules.

The Nationwide Life Insurance Company Audit Committee (on behalf of Nationwide Life Insurance Company and its subsidiary) has adopted pre-approval policies and procedures for services provided by the independent auditors. The Audit Committee approves four categories of services: audit; audit related, tax and non-audit services. Each year the independent auditor submits to the Audit Committee a list of services and a fee is estimated and presented to the Audit Committee for approval. The Audit Committee pre-approves both the services and the related fees. Requests for the independent auditors to provide any additional services or to increase the budget for approved services during the course of the year must also be pre-approved by the Audit Committee. Such specific pre-approval may be provided at a meeting of the Audit Committee or, between meetings, as necessary, by the Chairman of the Audit Committee to whom pre-approval has been delegated. The Chairman will update the full Audit Committee at the next Audit Committee meeting for any interim approvals granted. The Audit Committee periodically monitors the services rendered by and actual fees paid to the independent auditors to ensure that such services are within the parameters it pre-approved.

PART IV

ITEM 15	Exhibits, Financial Statement Schedules and Reports on Form 8-K

Page
Consolidated Financial Statements:
Independent Auditors’ Report		F-1
Consolidated Statements of Earnings for the years ended December 31, 2003, 2002 and 2001		F-2
Consolidated Balance Sheets as of December 31, 2003 and 2002		F-3
Consolidated Statements of Shareholder’s Equity for the years ended December 31, 2003, 2002 and 2001		F-4
Consolidated Statements of Cash Flows for the years ended December 31, 2003, 2002 and 2001		F-5
Notes to Consolidated Financial Statements		F-6

Financial Statement Schedules:
Schedule I	Consolidated Summary of Investments-Other Than Investments in Related Parties as of December 31, 2003	F-54
Schedule III	Supplementary Insurance Information as of December 31, 2003, 2002 and 2001 and for each of the years then ended	F-55
Schedule IV	Reinsurance as of December 31, 2003, 2002 and 2001 and for each of the years then ended	F-56
Schedule V	Valuation and Qualifying Accounts for the years ended December 31, 2003, 2002 and 2001	F-57

All other schedules are omitted because they are not applicable or not required, or because the required information has been included in the audited consolidated financial statements or notes thereto.

Exhibit Index		43

Reports on Form 8-K:

On November 4, 2003, NLIC filed a Current Report on Form 8-K reporting the condensed consolidated balance sheets as of September 30, 2003 and December 31, 2002 and the condensed consolidated income statements for the three and nine months ended September 30, 2003 and 2002.

On December 10, 2003, NLIC announced that Joseph J. Gasper, its President and Chief Operating Officer and a member of its board of directors, will be retiring effective at the next annual meeting of shareholders in May 2004 and that its board has elected Mark R. Thresher as his successor.

On December 17, 2003, NLIC filed a Current Report on Form 8-K reporting that Fitch Ratings issued a press release announcing that they had assigned an insurer financial strength rating of ‘AA-’ with a stable outlook to NLIC.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NATIONWIDE LIFE INSURANCE COMPANY (Registrant)

By	/s/ W.G. Jurgensen

W.G. Jurgensen, Chief Executive Officer – Nationwide Life Insurance Company

Date: March 11, 2004

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Arden L. Shisler	March 3, 2004	/s/ W.G. Jurgensen	March 3, 2004

Arden L. Shisler, Chairman of the Board	Date	W.G. Jurgensen, Chief Executive Officer and Director	Date

/s/ Joseph J. Gasper	March 8, 2004	/s/ Joseph A. Alutto	March 3, 2004

Joseph J. Gasper, President,	Date	Joseph A. Alutto, Director	Date
Chief Operating Officer and Director

/s/ James G. Brocksmith, Jr.	March 3, 2004	/s/ Henry S. Holloway	March 3, 2004

James G. Brocksmith, Jr., Director	Date	Henry S. Holloway, Director	Date

/s/ Lydia M. Marshall	March 3, 2004	/s/ Donald L. McWhorter	March 3, 2004

Lydia Micheaux Marshall, Director	Date	Donald L. McWhorter, Director	Date

/s/ David O. Miller	March 3, 2004	/s/ Martha Miller de Lombera	March 3, 2004

David O. Miller, Director	Date	Martha Miller de Lombera, Director	Date

/s/ James F. Patterson	March 3, 2004	/s/ Gerald D. Prothro	March 3, 2004

James F. Patterson, Director	Date	Gerald D. Prothro, Director	Date

/s/ Alex Shumate	March 3, 2004	/s/ Mark R. Thresher	March 3, 2004

Alex Shumate, Director	Date	Mark R. Thresher, President and Chief Operating Officer – Elect and Chief Financial Officer	Date

Exhibit Index

Exhibit

3.1	Amended Articles of Incorporation of Nationwide Life Insurance Company, dated February 3, 2000 (previously filed as Exhibit 3.1 to Form 10-K, Commission File Number 2-64559, filed March 24, 2003, and incorporated herein by reference)

3.2	Form of Amended and Restated Code of Regulations of Nationwide Life Insurance Company, dated May 7, 2002 (previously filed as Exhibit 3.2 to Form 10-K, Commission File Number 2-64559, filed March 24, 2003, and incorporated herein by reference)

10.1	Form of Tax Sharing Agreement dated as of October 1, 2002 among Nationwide Financial Services, Inc. and any corporation that may hereafter by a subsidiary of Nationwide Financial Services, Inc. (previously filed as exhibit 10.2 to Form 10-K, Commission File Number 1-12785, filed March 11, 2004 and incorporated herein by reference)

10.2	Form of Tax Sharing Agreement dated as of October 1, 2002 among Nationwide Life Insurance Company and any corporation that may hereafter by a subsidiary of Nationwide Life Insurance Company. (previously filed as exhibit 10.3 to Form 10-K, Commission File Number 1-12785, filed March 11, 2004 and incorporated herein by reference)

10.3	Form of Amended and Restated Cost Sharing Agreement among parties named therein (previously filed as Exhibit 10.3 to Form 10-K, Commission File Number 1-12785, filed March 14, 2003, and incorporated herein by reference)

10.4	Modified Coinsurance Agreement between Nationwide Life Insurance Company and Nationwide Mutual Insurance Company (previously filed as Exhibit 10.4 to Form S-1, Registration Number 333-18527, filed March 5, 1997, and incorporated herein by reference)

10.5	Five Year Credit Agreement, dated May 25, 2000, among Nationwide Financial Services, Inc., Nationwide Life Insurance Company, Nationwide Mutual Insurance Company, the banks named therein and Bank One, NA, as agent (filed as Exhibit 10.5 to Form 10-K, Commission File Number 1-12785, filed March 29, 2001, and incorporated herein by reference)

10.5.1	Amendment No. 1 dated as of September 29, 2000 to the Five Year Credit Agreement dated as of May 25, 2000 among Nationwide Financial Services, Inc., Nationwide Life Insurance Company, Nationwide Mutual Insurance Company, the banks party thereto and Bank One, NA, as agent (filed as Exhibit 10.5.1 to Form 10-K, Commission File Number 1-12785, filed March 29, 2001, and incorporated herein by reference)

10.5.2	Amendment No. 2 dated as of April 19, 2002 to the Five Year Credit Agreement dated as of May 25, 2000 among Nationwide Financial Services, Inc., Nationwide Life Insurance Company, Nationwide Mutual Insurance Company, the banks party thereto and Bank One, NA, as agent (previously filed as exhibit 10.8.2 to Form 10-K, Commission File Number 1-12785, filed March 11, 2004 and incorporated herein by reference)

10.5.3	Amendment No. 3 dated as of May 22, 2002 to the Five Year Credit Agreement dated as of May 25, 2000 among Nationwide Financial Services, Inc., Nationwide Life Insurance Company, Nationwide Mutual Insurance Company, the banks party thereto and Bank One, NA, as agent (previously filed as exhibit 10.8.3 to Form 10-K, Commission File Number 1-12785, filed March 11, 2004 and incorporated herein by reference)

10.5.4	Amendment No. 4 dated as of May 20, 2003 to the Five Year Credit Agreement dated as of May 25, 2000 among Nationwide Financial Services, Inc., Nationwide Life Insurance Company, Nationwide Mutual Insurance Company, the banks party thereto and Bank One, NA, as agent (previously filed as exhibit 10.8.4 to Form 10-K, Commission File Number 1-12785, filed March 11, 2004 and incorporated herein by reference)

10.6		364-Day Credit Agreement, dated May 20, 2003, among Nationwide Financial Services, Inc., Nationwide Life Insurance Company, Nationwide Mutual Insurance Company, the banks named therein and Bank One, NA, as agent (previously filed as exhibit 10.9 to Form 10-K, Commission File Number 1-12785, filed March 11, 2004 and incorporated herein by reference)

10.7		Form of Lease Agreement between Nationwide Life Insurance Company and Nationwide Mutual Insurance Company (previously filed as Exhibit 10.7 to Form S-1, Registration Number 333-18527, filed March 5, 1997, and incorporated herein by reference)

10.8		General Description of Nationwide Performance Incentive Plan (filed as Exhibit 10.9 to Form 10-K, Commission File Number 1-12785, filed March 29, 2001, and incorporated herein by reference)

10.9	*	Form of Amended and Restated Nationwide Office of Investment Incentive Plan (filed as Exhibit 10.10 to Form 10-Q, Commission File Number 1-12785, filed November 13, 2001, and incorporated herein by reference)

10.10	*	Nationwide Insurance Excess Benefit Plan effective as of December 31, 1996 (previously filed as Exhibit 10.11 to Form S-1, Registration Number 333-18527, filed March 5, 1997, and incorporated herein by reference)

10.11		Restated Nationwide Insurance Retirement Plan effective as of January 1, 2002 (previously filed as Exhibit 10.12 to Form 10-Q, Commission File Number 1-12785, filed May 13, 2002, and incorporated herein by reference)

10.12	*	Restated Nationwide Insurance Supplemental Retirement Plan effective as of January 1, 2002 (previously filed as Exhibit 10.12 to Form S-1, Registration Number 333-18527, filed March 5,1997, and incorporated herein by reference)

10.13		Nationwide Salaried Employees Severance Pay Plan (previously filed as Exhibit 10.13 to Form S-1, Registration Number 333-18527, filed March 5, 1997, and incorporated herein by reference)

10.14	*	Nationwide Insurance Supplemental Defined Contribution Plan effective as of January 1, 1996 (previously filed as Exhibit 10.14 to Form S-1, Registration Number 333-18527, filed March 5, 1997, and incorporated herein by reference)

10.15	*	General Description of Nationwide Insurance Individual Deferred Compensation Program (previously filed as Exhibit 10.15 to Form S-1, Registration Number 333-18527, filed March 5, 1997, and incorporated herein by reference)

10.16	*	General Description of Nationwide Mutual Insurance Company Directors Deferred Compensation Program (previously filed as Exhibit 10.16 to Form S-1, Registration Number 333-18527, filed March 5, 1997, and incorporated herein by reference)

10.17		Investment Agency Cost Allocation Agreement dated October 30, 2002 between Nationwide Life Insurance Company and Nationwide Cash Management Company (previously filed as exhibit 10.22 to Form 10-K, Commission File Number 1-12785, filed March 11, 2004 and incorporated herein by reference)

10.18		Master Repurchase Agreement between Nationwide Life Insurance Company, Nationwide Life and Annuity Insurance Company, and Nationwide Mutual Insurance Company and certain of its subsidiaries and affiliates (previously filed as Exhibit 10.20 to Form 10-K, Commission File Number 1-12785, filed March 29, 2000, and incorporated herein by reference)

10.19		Form of Employment Agreement, dated January 1, 2000, between Nationwide Mutual Insurance Company and John Cook (previously filed as Exhibit 10.24 to Form 10-Q, Commission File Number 1-12785, filed August 14, 2000, and incorporated herein by reference)

10.20		Form of Employment Agreement, dated January 1, 2000, between Nationwide Mutual Insurance Company and Patricia Hatler (previously filed as Exhibit 10.25 to Form 10-Q, Commission File Number 1-12785, filed August 14, 2000, and incorporated herein by reference)

10.21		Form of Employment Agreement, dated January 1, 2000, between Nationwide Mutual Insurance Company and Richard Headley (previously filed as Exhibit 10.26 to Form 10-Q, Commission File Number 1-12785, filed August 14, 2000, and incorporated herein by reference)

10.22		Form of Employment Agreement, dated January 1, 2000, between Nationwide Mutual Insurance Company and Donna James (previously filed as Exhibit 10.27 to Form 10-Q, Commission File Number 1-12785, filed August 14, 2000, and incorporated herein by reference)

10.23		Form of Employment Agreement, dated January 1, 2000, between Nationwide Mutual Insurance Company and Greg Lashutka (previously filed as Exhibit 10.28 to Form 10-Q, Commission File Number 1-12785, filed August 14, 2000, and incorporated herein by reference)

10.24		Form of Employment Agreement, dated January 1, 2000, between Nationwide Mutual Insurance Company and Robert Oakley (previously filed as Exhibit 10.29 to Form 10-Q, Commission File Number 1-12785, filed August 14, 2000, and incorporated herein by reference)

10.24.1		Form of Amendment to Employment Agreement, effective August 29, 2002, between Nationwide Mutual Insurance Company and Robert Oakley (previously filed as Exhibit 10.29.1 to Form 10-K, Commission File Number 1-12785, filed March 14, 2003, and incorporated herein by reference)

10.25		Form of Employment Agreement, dated August 11, 2000, between Nationwide Mutual Insurance Company and Michael Helfer (previously filed as Exhibit 10.31 to Form 10-Q, Commission File Number 1-12785, filed August 14, 2000, and incorporated herein by reference)

10.26	*	Form of Employment Agreement, dated May 26, 2000, between Nationwide Mutual Insurance Company and W.G. Jurgensen (previously filed as Exhibit 10.32 to Form 10-Q, Commission File Number 1-12785, filed November 13, 2000, and incorporated herein by reference)

10.27	*	Form of Employment Agreement, dated July 1, 2000, between Nationwide Financial Services, Inc. and Joseph Gasper (previously filed as Exhibit 10.33 to Form 10-Q, Commission File Number 1-12785, filed November 13, 2000, and incorporated herein by reference)

10.27.1	*	Form of Amendment to Employment Agreement, effective August 28, 2002, between Nationwide Financial Services, Inc. and Joseph Gasper (previously filed as Exhibit 10.33.1 to Form 10-K, Commission File Number 1-12785, filed March 14, 2003, and incorporated herein by reference)

10.27.2	*	Letter Agreement dated December 10, 2003 between Nationwide Financial Services, Inc. and Joseph Gasper. (previously filed as exhibit 10.37.2 to Form 10-K, Commission File Number 1-12785, filed March 11, 2004 and incorporated herein by reference)

10.28	*	Form of Retention Agreement, dated July 1, 2000, between Nationwide Financial Services, Inc. and Joseph Gasper (previously filed as Exhibit 10.34 to Form 10-Q, Commission File Number 1-12785, filed November 13, 2000, and incorporated herein by reference)

10.29		Form of Employee Leasing Agreement, dated July 1, 2000, between Nationwide Mutual Insurance Company and Nationwide Financial Services Inc. (previously filed as Exhibit 10.35 to Form 10-Q, Commission File Number 1-12785, filed May 11,2001, and incorporated herein by reference)

10.30	Form of Employment Agreement, dated June 4, 2001, between Nationwide Mutual Insurance Company and Michael C. Keller (previously filed as Exhibit 10.36 to Form 10-Q, Commission File Number 1-12785, filed August 10, 2001, and incorporated herein by reference)

10.31	Form of Employment Agreement between Nationwide Mutual Insurance Company and Robert A. Rosholt (previously filed as Exhibit 10.30 to Form 10-Q, Commission File Number 1-12785, filed May 14, 2003, and incorporated herein by reference).

10.32	Form of Surplus Note, dated December 17, 2001, between Nationwide Financial Services, Inc. and Nationwide Life Insurance Company (previously filed as Exhibit 10.32 to Form 10-K, Commission File Number 2-64559, filed March 24, 2003, and incorporated herein by reference)

10.33	Form of Surplus Note, dated June 26, 2002, between Nationwide Financial Services, Inc. and Nationwide Life Insurance Company (previously filed as Exhibit 10.32 to Form 10-K, Commission File Number 2-64559, filed March 24, 2003, and incorporated herein by reference)

10.34	Form of Surplus Note, dated December 23, 2003, between Nationwide Financial Services, Inc. and Nationwide Life Insurance Company

18	Letter regarding change in accounting principle from KPMG LLP (previously filed as Exhibit 18 to Form 10-Q, Commission File Number 1-12785, filed November 12, 2003, and incorporated herein by reference)

31.1	Certification of W.G. Jurgensen pursuant to 18 U.S.C. section 1350, as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Mark R. Thresher pursuant to 18 U.S.C. section 1350, as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of W.G. Jurgensen pursuant to 18 U.S.C. section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002 (this exhibit is intended to be furnished in accordance with Regulation S-K, Item 601(b)(32)(ii) and shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934 or incorporated by reference into any document filed under the Securities Act of 1933, except as shall be expressly set forth by specific reference to such filing)

32.2	Certification of Mark R. Thresher pursuant to 18 U.S.C. section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002 (this exhibit is intended to be furnished in accordance with Regulation S-K, Item 601(b)(32)(ii) and shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934 or incorporated by reference into any document filed under the Securities Act of 1933, except as shall be expressly set forth by specific reference to such filing)

*	Management Compensatory Plan

All other exhibits referenced by Item 601 of Regulation S-K are not required under the related instructions or are inapplicable and therefore have been omitted.

INDEPENDENT AUDITORS’ REPORT

The Board of Directors

Nationwide Life Insurance Company:

We have audited the consolidated financial statements of Nationwide Life Insurance Company and subsidiaries (the Company) as listed in the accompanying index. In connection with our audits of the consolidated financial statements, we also have audited the financial statement schedules as listed in the accompanying index. These consolidated financial statements and financial statement schedules are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedules based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Nationwide Life Insurance Company and subsidiaries as of December 31, 2003 and 2002, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2003, in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the related financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

As discussed in note 2 to the consolidated financial statements, the Company changed its methods of accounting for derivative instruments and hedging activities, and for purchased or retained interests in securitized financial assets in 2001.

/s/ KPMG LLP

Columbus, Ohio

March 11, 2004

NATIONWIDE LIFE INSURANCE COMPANY AND SUBSIDIARIES

(a wholly owned subsidiary of Nationwide Financial Services, Inc.)

Consolidated Statements of Earnings

(in millions)

	Years ended December 31,
	2003	2002	2001
Revenues:
Policy charges	$924.1	$973.8	$1,017.3
Life insurance premiums	279.8	259.9	251.1
Net investment income	1,980.0	1,838.5	1,724.7
Net realized (losses) gains on investments, hedging instruments and hedged items:
Unrelated parties	(100.8)	(107.6)	(62.7)
Related parties	—	23.2	44.4
Other income	12.7	8.8	8.2

Total revenues	3,095.8	2,996.6	2,983.0

Benefits and expenses:
Interest credited to policyholder account values	1,300.4	1,241.2	1,238.7
Other benefits and claims	361.8	326.0	280.3
Policyholder dividends on participating policies	41.2	45.2	41.7
Amortization of deferred policy acquisition costs	375.9	670.1	347.9
Interest expense on debt, primarily with Nationwide Financial Services, Inc. (NFS)	48.4	36.0	6.2
Other operating expenses	533.7	508.6	439.3

Total benefits and expenses	2,661.4	2,827.1	2,354.1

Income from continuing operations before federal income tax expense	434.4	169.5	628.9
Federal income tax expense	96.2	8.7	161.2

Income from continuing operations	338.2	160.8	467.7
Income from discontinued operations, net of tax	—	0.7	1.2
Cumulative effect of adoption of accounting principle, net of tax	(0.6)	—	(7.1)

Net income	$337.6	$161.5	$461.8

See accompanying notes to consolidated financial statements, including note 15 which describes related party transactions.

NATIONWIDE LIFE INSURANCE COMPANY AND SUBSIDIARIES

(a wholly owned subsidiary of Nationwide Financial Services, Inc.)

Consolidated Balance Sheets

(in millions, except share amounts)

	December 31, 2003	December 31, 2002
Assets:
Investments:
Securities available-for-sale, at fair value:
Fixed maturity securities (cost $25,850.2 in 2003; $23,134.3 in 2002)	$26,946.8	$24,169.0
Equity securities (cost $74.0 in 2003; $85.1 in 2002)	85.6	84.3
Mortgage loans on real estate, net	8,345.8	7,923.2
Real estate, net	96.5	116.6
Policy loans	618.3	629.2
Other long-term investments	130.6	137.5
Short-term investments, including amounts managed by a related party	1,860.8	1,210.3

Total invested assets	38,084.4	34,270.1

Cash	0.1	0.9
Accrued investment income	367.1	328.7
Deferred policy acquisition costs	3,219.3	2,971.1
Other assets	1,815.5	1,243.6
Assets held in separate accounts	57,084.5	47,208.2

Total assets	$100,570.9	$86,022.6

Liabilities and Shareholder’s Equity:
Future policy benefits and claims	$35,322.3	$31,679.8
Short-term debt	199.8	—
Long-term debt, payable to NFS	700.0	600.0
Other liabilities	3,264.7	2,985.8
Liabilities related to separate accounts	57,084.5	47,208.2

Total liabilities	96,571.3	82,473.8

Shareholder’s equity:
Capital shares, $1 par value. Authorized 5.0 million shares; 3.8 million shares issued and outstanding	3.8	3.8
Additional paid-in capital	271.3	171.1
Retained earnings	3,257.2	2,979.6
Accumulated other comprehensive income	467.3	394.3

Total shareholder’s equity	3,999.6	3,548.8

Total liabilities and shareholder’s equity	$100,570.9	$86,022.6

See accompanying notes to consolidated financial statements, including note 15 which describes related party transactions.

NATIONWIDE LIFE INSURANCE COMPANY AND SUBSIDIARIES

(a wholly owned subsidiary of Nationwide Financial Services, Inc.)

Consolidated Statements of Shareholder’s Equity

Years Ended December 31, 2003, 2002 and 2001

(in millions)

	Capital shares	Additional paid-in capital	Retained earnings	Accumlated other comprehensive income	Total shareholder’s equity
Balance as of January 1, 2001	$3.8	$646.1	$2,436.3	$116.7	$3,202.9
Comprehensive income:
Net income	—	—	461.8	—	461.8
Net unrealized gains on securities available-for-sale arising during the period, net of tax	—	—	—	98.2	98.2
Cumulative effect of adoption of accounting principles, net of tax	—	—	—	(1.4)	(1.4)
Accumulated net losses on cash flow hedges, net of tax	—	—	—	(8.8)	(8.8)

Total comprehensive income					549.8

Dividend to NFS	—	—	(35.0)	—	(35.0)

Balance as of December 31, 2001	3.8	646.1	2,863.1	204.7	3,717.7

Comprehensive income:
Net income	—	—	161.5	—	161.5
Net unrealized gains on securities available-for-sale arising during the period, net of tax	—	—	—	178.6	178.6
Accumulated net gains on cash flow hedges, net of tax	—	—	—	11.0	11.0

Total comprehensive income					351.1

Returns of capital to NFS	—	(475.0)	—	—	(475.0)
Dividend to NFS	—	—	(45.0)	—	(45.0)

Balance as of December 31, 2002	3.8	171.1	2,979.6	394.3	3,548.8

Comprehensive income:
Net income	—	—	337.6	—	337.6
Net unrealized gains on securities available-for-sale arising during the period, net of tax	—	—	—	99.6	99.6
Accumulated net losses on cash flow hedges, net of tax	—	—	—	(26.6)	(26.6)

Total comprehensive income					410.6

Capital contributed by NFS	—	200.2	—	—	200.2
Return of capital to NFS	—	(100.0)	—	—	(100.0)
Dividend to NFS	—	—	(60.0)	—	(60.0)

Balance as of December 31, 2003	$3.8	$271.3	$3,257.2	$467.3	$3,999.6

See accompanying notes to unaudited consolidated financial statements, including note 15 which describes related party transactions.

NATIONWIDE LIFE INSURANCE COMPANY AND SUBSIDIARIES

(a wholly owned subsidiary of Nationwide Financial Services, Inc.)

Consolidated Statements of Cash Flows

(in millions)

	Years ended December 31,
	2003	2002	2001
Cash flows from operating activities:
Net income	$337.6	$161.5	$461.8
Adjustments to reconcile net income to net cash provided by operating activities:
Income from discontinued operations	—	(0.7)	(1.2)
Interest credited to policyholder account values	1,300.4	1,241.2	1,238.7
Capitalization of deferred policy acquisition costs	(567.2)	(648.2)	(743.0)
Amortization of deferred policy acquisition costs	375.9	670.1	347.9
Amortization and depreciation	69.3	(0.7)	(31.5)
Realized losses (gains) on investments, hedging instruments and hedged items:
Unrelated parties	100.8	107.6	62.7
Related parties	—	(23.2)	(44.4)
Cumulative effect of adoption of accounting principles	(0.9)	—	10.9
Increase in other assets	(640.7)	(606.1)	(271.8)
Increase in policy and other liabilities	299.1	463.1	335.8
Other, net	1.1	11.0	(47.0)

Net cash provided by continuing operations	1,275.4	1,375.6	1,318.9
Net cash provided by discontinued operations	—	0.7	1.7

Net cash provided by operating activities	1,275.4	1,376.3	1,320.6

Cash flows from investing activities:
Proceeds from maturity of available-for-sale securities	4,101.6	3,887.7	3,933.9
Proceeds from sale of available-for-sale securities	2,220.5	1,534.9	497.2
Proceeds from repayments of mortgage loans on real estate	1,478.3	1,009.0	1,204.4
Proceeds from sale of limited partnership to related parties	—	54.5	158.9
Cost of available-for-sale securities acquired	(9,366.7)	(9,874.5)	(7,123.6)
Cost of mortgage loans on real estate acquired	(1,914.4)	(1,810.2)	(2,123.1)
Short-term investments, net	(639.9)	(193.1)	(568.7)
Disposal of subsidiary, net of cash	—	(20.0)	—
Other, net	254.2	(31.8)	697.0

Net cash used in investing activities	(3,866.4)	(5,443.5)	(3,324.0)
Net cash provided by discontinued operations	—	—	0.6

Net cash used in investing activities	(3,866.4)	(5,443.5)	(3,323.4)

Cash flows from financing activities:
Net change in short-term debt	199.8	(100.0)	(18.7)
Net proceeds from issuance of long-term debt to NFS	100.0	300.0	300.0
Capital contributed by NFS	200.2	—	—
Capital returned to NFS	(100.0)	(475.0)	—
Cash dividends paid to NFS	(60.0)	(35.0)	(35.0)
Increase in investment and universal life insurance product account values	5,116.1	6,278.9	5,976.7
Decrease in investment and universal life insurance product account values	(2,865.9)	(1,923.4)	(4,216.0)

Net cash provided by financing activities	2,590.2	4,045.5	2,007.0

Net (decrease) increase in cash	(0.8)	(21.7)	4.2
Cash, beginning of period	0.9	22.6	18.4

Cash, end of period	$0.1	$0.9	$22.6

See accompanying notes to consolidated financial statements, including note 15 which describes related party transactions.

NATIONWIDE LIFE INSURANCE COMPANY AND SUBSIDIARIES

(a wholly owned subsidiary of Nationwide Financial Services, Inc.)

Notes to Consolidated Financial Statements

December 31, 2003, 2002 and 2001

(1)	Organization and Description of Business

Nationwide Life Insurance Company (NLIC, or collectively with its subsidiaries, the Company) is a leading provider of life insurance and retirement savings products in the United States of America (U.S.) and is a wholly owned subsidiary of Nationwide Financial Services, Inc. (NFS). The Company develops and sells a diverse range of products including individual annuities, private and public sector pension plans, other investment products sold to institutions, life insurance and an advisory services program. The Company markets its products through a diverse distribution network, including independent broker/dealers, wirehouse and regional firms, financial institutions, pension plan administrators, life insurance specialists, certified public accounting firms and the following affiliated producers: Nationwide Retirement Solutions, TBG Financial, Nationwide Provident agents and Nationwide agents.

Wholly owned subsidiaries of NLIC include Nationwide Life and Annuity Insurance Company (NLAIC) and Nationwide Investment Services Corporation.

(2)	Summary of Significant Accounting Policies

The significant accounting policies followed by the Company that materially affect financial reporting are summarized below. The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the U.S. (GAAP), which differ from statutory accounting practices. The statutory financial statements of NLIC and NLAIC are presented on the basis of accounting practices prescribed or permitted by the Ohio Department of Insurance (the Department). The Ohio Department of Insurance has adopted the National Association of Insurance Commissioners (NAIC) statutory accounting practices (NAIC SAP) as the basis of its statutory accounting practices. NLIC and NLAIC have no statutory accounting practices that differ from NAIC SAP. See also note 14 for discussion of statutory capital requirements and dividend limitations.

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

The most significant estimates include those used in determining the balance and amortization of deferred policy acquisition costs (DAC) for investment products, universal life insurance products, valuation allowances for mortgage loans on real estate, impairment losses on other investments and accruals related to federal income taxes and pension and other postretirement benefits. Although some variability is inherent in these estimates, the recorded amounts reflect management’s best estimates and management believes the amounts provided are appropriate.

(a)	Consolidation Policy

The consolidated financial statements include the accounts of NLIC and companies in which NLIC directly or indirectly has a controlling financial interest and, as discussed in note 2(n), effective December 31, 2003, the Company applied the provisions of FIN 46R to those special purpose entities (SPEs) with which it is associated. All significant intercompany balances and transactions have been eliminated.

NATIONWIDE LIFE INSURANCE COMPANY AND SUBSIDIARIES

(a wholly owned subsidiary of Nationwide Financial Services, Inc.)

Notes to Consolidated Financial Statements, Continued

(b)	Valuation of Investments, Investment Income and Related Gains and Losses

The Company is required to classify its fixed maturity securities and marketable equity securities as held-to-maturity, available-for-sale or trading. All fixed maturity and marketable equity securities are classified as available-for-sale. Available-for-sale securities are stated at fair value, with the unrealized gains and losses, net of adjustments to deferred policy acquisition costs (DAC), future policy benefits and claims, and deferred federal income tax, reported as a separate component of accumulated other comprehensive income (AOCI) in shareholders’ equity. The adjustment to DAC represents the changes in amortization of DAC that would have been required as a charge or credit to operations had such unrealized amounts been realized and allocated to the product lines. The adjustment to future policy benefits and claims represents the increase in policy reserves from using a discount rate that would have been required if such unrealized gains been realized and the proceeds reinvested at then current market interest rates, which were lower than the then current effective portfolio rate.

The fair value of fixed maturity and marketable equity securities is generally obtained from independent pricing services based on market quotations. For fixed maturity securities not priced by independent services (generally private placement securities and securities that do not trade regularly), an internally developed pricing model or “corporate pricing matrix” is most often used. The corporate pricing matrix is developed by obtaining spreads versus the U.S. Treasury yield for corporate securities with varying weighted average lives and bond ratings. The weighted average life and bond rating of a particular fixed maturity security to be priced using the corporate matrix are important inputs into the model and are used to determine a corresponding spread that is added to the U.S. Treasury yield to create an estimated market yield for the that bond. The estimated market yield and other relevant factors are then used to estimate the fair value of the particular fixed maturity security. Additionally, the Company’s internal corporate pricing matrix is not suitable for valuing certain fixed maturity securities, particularly those with complex cash flows such as certain mortgage-backed and asset-backed securities. In these cases, a separate “structured product pricing matrix” has been developed to value, as appropriate, using the same methodology described above. For securities for which quoted market prices are not available and for which the Company’s structured product pricing matrix is not suitable for estimating fair values, qualified company representatives determine the fair value using other modeling techniques, primarily using a commercial software application utilized in valuing complex securitized investments with variable cash flows. As of December 31, 2003, 68% of the fair values of fixed maturity securities were obtained from independent pricing services, 21% from the Company’s pricing matricies and 11% from other sources.

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

Impairment losses are recorded on investments in real estate and other long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets’ carrying amount.

For mortgage-backed securities, the Company recognizes income using a constant effective yield method based on prepayment assumptions and the estimated economic life of the securities. When estimated prepayments differ significantly from anticipated prepayments, the effective yield is recalculated to reflect actual payments to date and anticipated future payments; any resulting adjustment is included in net investment income. All other investment income is recorded using the interest-method without anticipating the impact of prepayments.

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

The valuation allowance account for mortgage loans on real estate is maintained at a level believed adequate by the Company to absorb its best estimate of probable credit losses inherent in the portfolio at the balance sheet date. The valuation allowance for mortgage loans is comprised of a specific component, based on known impairments by specific loan and an unallocated component that is derived based on the Company’s estimate of impairments inherent in the portfolio at the balance sheet date, but not specifically identified by loan. The unallocated component is derived for principal amounts related to loans without a specific reserve. The Company’s periodic evaluation of the adequacy of the allowance for losses is based on past loan loss experience, known and inherent risks in the portfolio, adverse situations that may affect the borrower’s ability to repay, the estimated value of the underlying collateral, composition of the loan portfolio, current economic conditions and other relevant factors.

Real estate is carried at cost less accumulated depreciation. Real estate designated as held for disposal is carried at the lower of the carrying value at the time of such designation or fair value less cost to sell. Other long-term investments are carried on the equity method of accounting.

Realized gains and losses on the sale of investments are determined on the basis of specific security identification. Changes in the Company’s mortgage loan valuation allowances and recognition of impairment losses for other-than-temporary declines in the fair values of applicable investments are included in realized gains and losses on investments, hedging instruments and hedged items.

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

NATIONWIDE LIFE INSURANCE COMPANY AND SUBSIDIARIES

(a wholly owned subsidiary of Nationwide Financial Services, Inc.)

Notes to Consolidated Financial Statements, Continued

The Company enters into interest rate swaps, cross-currency swaps or Euro futures to hedge the fair value of existing fixed rate assets and liabilities. In addition, the Company uses short Treasury future positions to hedge the fair value of bond and mortgage loan commitments. Typically, the Company is hedging the risk of changes in fair value attributable to changes in benchmark interest rates. Derivative instruments classified as fair value hedges are carried at fair value, with changes in fair value recorded in realized gains and losses on investments, hedging instruments and hedged items. Changes in the fair value of the hedged item, attributable to the risk being hedged, are also recorded in realized gains and losses on investments, hedging instruments and hedged items.

The Company may enter into “receive fixed/pay variable” interest rate swaps to hedge existing floating rate assets or to hedge cash flows from the anticipated purchase of investments. These derivative instruments are identified as cash flow hedges and are carried at fair value with the offset recorded in AOCI to the extent the hedging relationship is effective. The ineffective portion of the hedging relationship is recorded in realized gains and losses on investments, hedging instruments and hedged items. Gains and losses on derivative instruments that are initially recognized into AOCI are reclassified out of AOCI and recognized in earnings over the same period(s) that the hedged item affects earnings.

Accrued interest receivable or payable under interest rate and foreign currency swaps are recognized as an adjustment to net investment income or interest credited to policyholder account values consistent with the nature of the hedged item, except for interest rate swaps hedging the anticipated sale of investments where amounts receivable or payable under the swaps are recorded as realized gains and losses on investments, hedging instruments and hedged items, and except for interest rate swaps hedging the anticipated purchase of investments where amounts receivable or payable under the swaps are initially recorded in AOCI to the extent the hedging relationship is effective.

From time to time, the Company may enter into a derivative transaction that will not qualify for hedge accounting. The Company does not enter into speculative positions. Although these transactions do not qualify for hedge accounting, or have not been designated in hedging relationships by the Company, they provide the Company with an economic hedge, which is used as part of its overall risk management strategies. For example, the Company may sell credit default protection through a credit default swap. Although the credit default swap may not be effective in hedging specific investments, the income stream allows the Company to manage overall investment yields. The Company may enter into a cross-currency basis swap (pay a variable U.S. rate and receive a variable foreign-denominated rate) to eliminate the foreign currency exposure of a variable rate foreign-denominated liability. Although basis swaps may qualify for hedge accounting, the Company has chosen not to designate these derivatives as hedging instruments due to the difficulty in assessing and monitoring effectiveness for both sides of the basis swap. Derivative instruments that do not qualify for hedge accounting, or are not designated as hedging instruments are carried at fair value, with changes in fair value recorded in realized gains and losses on investments, hedging instruments and hedged items.

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

The most significant assumptions that are involved in the estimation of future gross profits include future net separate account performance, surrender/lapse rates, interest margins and mortality. The Company’s long-term assumption for net separate account performance is 8 percent growth per year. If actual net separate account performance varies from the 8 percent assumption, the Company assumes different performance levels over the next three years, such that the mean return equals the long-term assumption. This process is referred to as a reversion to the mean. The assumed net separate account return assumptions used in the DAC models are intended to reflect what is anticipated. However, based on historical returns of the S&P 500 Index, the Company’s policy regarding the reversion to the mean process does not permit such returns to be negative or in excess of 15 percent during the three-year reversion period.

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

Due to the magnitude of the DAC balance related to the individual variable annuity business, the sensitivity of the calculation to minor changes in the underlying assumptions, the complexity and judgments involved in related estimate, and the related volatility that could result in the reported DAC balance without meaningful improvement in its reasonableness, the Company evaluates the appropriateness of the individual variable annuity DAC balance within pre-set parameters. Should the recorded balance of individual variable annuity DAC fall outside of these parameters for a prescribed period of time, or should the recorded balance fall outside of these parameters and the Company determines it is not reasonably possible to get back within this period of time, assumptions are required to be unlocked and the DAC is recalculated using revised best estimate assumptions. Otherwise, DAC is not unlocked to reflect updated assumptions. In the event DAC assumptions are unlocked and revised, the Company will continue to use the reversion to the mean process.

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

NATIONWIDE LIFE INSURANCE COMPANY AND SUBSIDIARIES

(a wholly owned subsidiary of Nationwide Financial Services, Inc.)

Notes to Consolidated Financial Statements, Continued

For traditional life insurance products, DAC is predominantly being amortized with interest over the premium-paying period of the related policies in proportion to the ratio of actual annual premium revenue to the anticipated total premium revenue. Such anticipated premium revenue is estimated using the same assumptions as those used for computing liabilities for future policy benefits at issuance. Under existing accounting guidance, the concept of DAC unlocking does not apply to traditional life insurance products, although evaluations of DAC for recoverability at the time of policy issuance and loss recognition testing at each reporting period are performed as required.

(f)	Separate Accounts

Separate account assets and liabilities represent contractholders’ funds which have been segregated into accounts with specific investment objectives. Separate account assets are recorded at fair value based primarily on market quotations of the underlying securities. The investment income and gains or losses of these accounts accrue directly to the contractholders. The activity of the separate accounts is not reflected in the consolidated statements of income and cash flows except for the fees the Company receives. Such fees are assessed on a daily or monthly basis and recognized as revenue when assessed and earned.

(g)	Future Policy Benefits

The liability for future policy benefits for investment products in the accumulation phase, universal life insurance and variable universal life insurance policies is the policy account balance, which represents participants’ net premiums and deposits plus investment performance and interest credited less applicable contract charges.

The liability for future policy benefits for traditional life insurance policies has been calculated by the net level premium method using interest rates varying from 3.0% to 10.5% and estimates of mortality, morbidity, investment yields and withdrawals which were used or which were being experienced at the time the policies were issued.

The liability for future policy benefits for payout annuities has been calculated using the present value of future benefits and maintenance costs discounted using interest rates varying from 3.0% to 13.0%. Also, as of December 31, 2003 and 2002, the calculated reserve was adjusted to reflect the incremental reserve that would be required if unrealized gains and losses had been realized and therefore resulted in the use of a lower discount rate, as discussed in note 2(b).

(h)	Participating Business

Participating business represented approximately 13% in 2003 (15% in 2002 and 17% in 2001) of the Company’s life insurance in-force, 56% of the number of life insurance policies in-force in 2003 (59% in 2002 and 63% in 2001), and 11% of life insurance statutory premiums in 2003 (9% in 2002 and 9% in 2001). The provision for policyholder dividends was based on then current dividend scales and has been included in future policy benefits and claims in the accompanying consolidated balance sheets.

(i)	Federal Income Tax

The Company provides for federal income taxes based on amounts the Company believes it will ultimately owe. Inherent in the provision for federal income taxes are estimates regarding the deductibility of certain items and the realization of certain tax credits. In the event the ultimate deductibility of certain expenses or the realization of certain tax credits differ from estimates, the Company may be required to significantly change the provision for federal income taxes recorded in the consolidated financial statements. Management has used best estimates to establish reserves based on current facts and circumstances regarding tax exposure items where the ultimate deductibility is open to interpretation. Quarterly, management evaluates the appropriateness of such reserves based on any new developments specific to their fact patterns. Information considered includes results of completed tax examinations, Technical Advice Memorandums and other rulings issued by the Internal Revenue Service or the tax courts.

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

Reinsurance premiums ceded and reinsurance recoveries on benefits and claims incurred are deducted from the respective income and expense accounts. Assets and liabilities related to reinsurance ceded are reported in the consolidated balance sheets on a gross basis, separately from the related balances of the Company.

(k)	Recently Issued Accounting Pronouncements

In December 2003, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 132 (revised 2003) Employers’ Disclosures about Pensions and Other Postretirement Benefitsan amendment of FASB Statements No. 87, 88 and 106 (SFAS 132R). SFAS 132R provides revised disclosure guidance for pension and other postretirement benefit plans but does not change the measurement or recognition of those plans under existing guidance. Disclosures previously required under SFAS No. 132 Employers’ Disclosures about Pensions and Other Postretirement Benefits, which was replaced by SFAS 132R, were retained. In addition, SFAS 132R requires additional disclosures about the assets, obligations, cash flows, and net periodic benefit cost of defined benefit pension plans and other defined benefit pension plans. The Company adopted SFAS 132R effective December 31, 2003, except for disclosures about estimated benefit payments, which is expected to be adopted in the second quarter of 2004, as permitted by SFAS 132R.

In January 2003, the FASB issued Interpretation No. 46, Consolidation of Variable Interest Entities – an interpretation of ARB No. 51 (FIN 46). Accounting Research Bulletin No. 51, Consolidated Financial Statements (ARB 51) states that consolidation is usually necessary when a company has a “controlling financial interest” in another company, a condition most commonly achieved via ownership of a majority voting interest. FIN 46 clarifies the application of ARB 51, to certain “variable interest entities” (VIEs) where (i) the equity investors are not empowered to make sufficient decisions about the entity’s operations, or do not receive expected returns or absorb expected losses commensurate with their equity ownership; or (ii) the entity does not have sufficient equity to finance its activities without additional subordinated financial support from other parties. VIEs are consolidated by their primary beneficiary, which is a party having a majority of the entity’s expected losses, expected residual returns, or both. A company holding a significant variable interest in a VIE, but not deemed the primary beneficiary is subject to certain disclosure requirements specified by FIN 46. FIN 46 applies to entities formed after January 31, 2003, and to VIEs in which an enterprise obtains an interest after that date. In October 2003, the FASB delayed the implementation date of FIN 46 for VIEs acquired prior to January 31, 2003 to interim periods ending after December 15, 2003, with early adoption permitted.

In December 2003, the FASB issued Interpretation No. 46 (revised December 2003) Consolidation of Variable Interest Entities – an interpretation of ARB No. 51 (FIN 46R) that required all public companies to apply the provisions of FIN 46 or FIN 46R to special purpose entities created prior to February 1, 2003. Once adopted by an entity, FIN 46R replaces FIN 46. Public companies, including the Company, at a minimum, must apply the unmodified provisions of FIN 46 to entities that were considered “special purpose entities” in practice and under applicable FASB pronouncements or guidance by the end of the first reporting period ending after December 15, 2003. The Company had no variable interests in special purpose entities as of December 31, 2003.

NATIONWIDE LIFE INSURANCE COMPANY AND SUBSIDIARIES

(a wholly owned subsidiary of Nationwide Financial Services, Inc.)

Notes to Consolidated Financial Statements, Continued

The Company is required to apply the provisions of FIN 46R to all entities created after December 31, 2003 and to all other entities no later than the beginning of the first reporting period beginning after March 15, 2004. FIN 46 may be applied on a prospective basis with a cumulative effect adjustment made as of the date of initial application or by restating previously issued financial statements for one or more years with a cumulative effect adjustment as of the beginning of the first year restated. The Company plans to adopt the remaining provisions of FIN 46R during the first quarter of 2004. The adoption of the remaining provisions of FIN 46R is not expected to have a material impact on the results of operations or financial position of the Company.

In July 2003, the American Institute of Certified Public Accountants issued Statement of Position 03-1, Accounting and Reporting by Insurance Enterprises for Certain Nontraditional Long-Duration Contracts and for Separate Accounts (SOP 03-1). SOP 03-1 addresses a number of topics; the most significant of which to the Company is the accounting for contracts with guaranteed minimum death benefits (GMDB). SOP 03-1 requires companies to evaluate the significance of the GMDB benefit to determine whether the contract should be accounted for as an investment or insurance contract. For contracts determined to be insurance contracts, companies are required to establish a reserve to recognize a portion of the assessment (revenue) that compensates the insurance company for benefits to be provided in future periods. SOP 03-1 also provides guidance on separate account presentation, interest in separate accounts, gains and losses on the transfer of assets from the general account to a separate account, liability valuation, return based on a contractually referenced pool of assets or index, annuitization options and sales inducements to contract holders. The Company adopted SOP 03-1 on January 1, 2004. As a result, the Company expects to record a cumulative effect adjustment resulting from the adoption of accounting principles of approximately ($3.3) million, net of tax, during the first quarter of 2004. See note 21 for further discussion.

In May 2003, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity (SFAS 150). SFAS 150 establishes standards for the classification and measurement of certain freestanding financial instruments that embody obligations of the issuer and have characteristics of both liabilities and equity. Further, SFAS 150 requires disclosure regarding the terms of those instruments and settlement alternatives. As originally issued the guidance in SFAS 150 was generally effective for financial instruments entered into or modified after May 31, 2003, and otherwise effective at the beginning of the first interim period beginning after June 15, 2003. Adjustments required as a result of the application of SFAS 150 to existing instruments should be reported as a cumulative effect of a change in accounting principle. The adoption of SFAS 150 on July 1, 2003 did not have any impact on the results of operations or financial position of the Company.

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

NATIONWIDE LIFE INSURANCE COMPANY AND SUBSIDIARIES

(a wholly owned subsidiary of Nationwide Financial Services, Inc.)

Notes to Consolidated Financial Statements, Continued

In April 2003, the FASB released Statement 133 Implementation Issue B36, Embedded Derivatives: Modified Coinsurance Arrangements and Debt Instruments That Incorporate Credit Risk Exposures That Are Unrelated or Only Partially Related to the Creditworthiness of the Obligor under Those Instruments (DIG B36). DIG B36 addresses the need to separately account for an embedded derivative within a reinsurer’s receivable and ceding company’s payable arising from modified coinsurance or similar arrangements. Paragraph 12.a. of SFAS 133 indicates that an embedded derivative must be separated from the host contract (bifurcated) if the economic characteristics and risks of the embedded derivative instrument are not clearly and closely related to the economic characteristics and risks of the host contract. DIG B36 concludes that bifurcation is necessary in a modified coinsurance and similar arrangement because the yield on the receivable and payable is based on or referenced to a specified proportion of the ceding company’s return on either its general account assets or a specified block of those assets, rather than the overall creditworthiness of the ceding company. The effective date of implementation was the first day of the first fiscal quarter beginning after September 15, 2003, October 1, 2003 for the Company. Upon adoption of DIG B36 on October 1, 2003, the Company recorded a derivative liability of $0.9 million, deferred taxes of $0.3 million and a charge of $0.6 million as a cumulative effect of adoption of this accounting principal.

In November 2002, the FASB issued Interpretation No. 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees – an Iinterpretation of FASB Statements No. 5, 57, and 107 and Rescission of FASB Interpretation No. 34 (FIN 45). FIN 45 requires a guarantor to provide more detailed interim and annual financial statement disclosures about obligations under certain guarantees it has issued. It also requires a guarantor to recognize, at the inception of new guarantees issued or modified after December 31, 2002, a liability for the fair value of the obligation undertaken in issuing the guarantee. Although superceded by FIN 45, the guidance provided in FASB Interpretation No. 34, Disclosure of Indirect Guarantees of Indebtedness of Others has been incorporated into FIN 45 without change. The adoption of FIN 45 on January 1, 2003 did not have a material impact on the financial position or results of operations of the Company.

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

In October 2001, the FASB issued SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets (SFAS 144). SFAS 144 supersedes SFAS 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of, and APB Opinion No. 30, Reporting the Results of Operations – Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions (APB 30). SFAS 144 was adopted by the Company on January 1, 2002 and carries forward many of the provisions of SFAS 121 for recognition and measurement of the impairment of long-lived assets to be held and used, and measurement of long-lived assets to be disposed of by sale, while providing additional criteria to determine when a long-lived asset is actually held-for-sale. SFAS 144 also broadens the definition of “discontinued operations,” but does not allow for the accrual of future operating losses before they occur as previously required by APB 30. Under SFAS 144, if a long-lived asset is part of a group that includes other assets and liabilities, then the provisions of SFAS 144 apply to the entire group. In addition, SFAS 144 does not apply to goodwill and other intangible assets that are not amortized. The adoption of SFAS 144 did not have a material impact on the results of operations or financial position of the Company.

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

The adoption of SFAS 133 resulted in the Company recording a net transition adjustment loss of $4.8 million (net of related income tax of $2.6 million) in net income in 2001. In addition, a net transition adjustment loss of $3.6 million (net of related income tax of $2.0 million) was recorded in AOCI as of January 1, 2001. The adoption of SFAS 133 resulted in the Company derecognizing $17.0 million of deferred assets related to hedges, recognizing $10.9 million of additional derivative instrument liabilities and $1.3 million of additional firm commitment assets, while also decreasing hedged future policy benefits by $3.0 million and increasing the carrying amount of hedged investments by $10.6 million.

The adoption of SFAS 133 increases the Company’s exposure to the volatility of reported earnings and other comprehensive income. The amount of volatility will, in part, vary with the level of derivative and hedging activities, fluctuations in market interest rates, foreign currency exchange rates and other hedged risks, during any period; and the effectiveness of hedging derivatives in offsetting changes in fair value and cash flows attributable to those hedged risks.

In November 1999, the Emerging Issues Task Force (EITF) issued EITF Issue No. 99-20, Recognition of Interest Income and Impairment on Purchased and Retained Beneficial Interests in Securitized Financial Assets (EITF 99-20). The Company adopted EITF 99-20 on April 1, 2001. EITF 99-20 establishes the method of recognizing interest income and impairment on certain asset-backed investment securities that are not of high credit quality. EITF 99-20 requires the Company to update the estimate of cash flows over the life of certain retained beneficial interests in securitization transactions and purchased beneficial interests in securitized financial assets. Pursuant to EITF 99-20, based on current information and events, if the Company estimates that the fair value of its beneficial interests is less than its carrying value and that there has been an adverse change in the estimated cash flows since the last revised estimate, considering both timing and amount, then an other-than-temporary impairment should be recognized. The cumulative effect, net of tax, upon adoption of EITF 99-20 on April 1, 2001 decreased net income by $2.3 million with a corresponding increase to AOCI.

(l)	Discontinued Operations

As described more fully in note 15, NLIC paid a dividend to NFS in the form of all of the shares of common stock of Nationwide Securities, Inc. (NSI), a wholly owned broker/dealer subsidiary engaged in the asset management business. The accompanying consolidated financial statements and related notes reflect this business as discontinued operations.

NATIONWIDE LIFE INSURANCE COMPANY AND SUBSIDIARIES

(a wholly owned subsidiary of Nationwide Financial Services, Inc.)

Notes to Consolidated Financial Statements, Continued

(m)	Reclassification

Certain items in the 2002 and 2001 consolidated financial statements and related footnotes have been reclassified to conform to the 2003 presentation.

(3)	Investments

The amortized cost, gross unrealized gains and losses and estimated fair value of securities available-for-sale as of December 31, 2003 and 2002 were:

(in millions)	Amortized cost	Gross unrealized gains	Gross unrealized losses	Estimated fair value
December 31, 2003:
Fixed maturity securities:
U.S. Treasury securities and obligations of U.S. Government corporations and agencies	$1,042.5	$61.0	$1.9	$1,101.6
Obligations of states and political subdivisions	167.6	1.0	5.2	163.4
Debt securities issued by foreign governments	51.8	2.0	0.8	53.0
Corporate securities:
Public securities	10,000.0	503.7	26.2	10,477.5
Private securities	6,454.2	469.1	25.3	6,898.0
Mortgage-backed securities – U.S. Government backed	3,990.1	73.9	21.8	4,042.2
Asset-backed securities	4,144.0	129.0	61.9	4,211.1

Total fixed maturity securities	25,850.2	1,239.7	143.1	26,946.8
Equity securities	74.0	11.8	0.2	85.6

Total	$25,924.2	$1,251.5	$143.3	$27,032.4

December 31, 2002:
Fixed maturity securities:
U.S. Treasury securities and obligations of U.S. Government corporations and agencies	$774.3	$64.4	$0.3	$838.4
Obligations of states and political subdivisions	20.8	1.1	—	21.9
Debt securities issued by foreign governments	39.3	2.7	—	42.0
Corporate securities:
Public securities	8,744.3	445.4	75.2	9,114.5
Private securities	5,399.2	489.1	41.4	5,846.9
Mortgage-backed securities – U.S. Government backed	4,347.5	146.5	0.1	4,493.9
Asset-backed securities	3,808.9	157.3	154.8	3,811.4

Total fixed maturity securities	23,134.3	1,306.5	271.8	24,169.0
Equity securities	85.1	7.1	7.9	84.3

Total	$23,219.4	$1,313.6	$279.7	$24,253.3

NATIONWIDE LIFE INSURANCE COMPANY AND SUBSIDIARIES

(a wholly owned subsidiary of Nationwide Financial Services, Inc.)

Notes to Consolidated Financial Statements, Continued

The amortized cost and estimated fair value of fixed maturity securities available-for-sale as of December 31, 2003, by expected maturity, are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

(in millions)	Amortized cost	Estimated fair value
Fixed maturity securities available-for-sale:
Due in one year or less	$1,056.7	$1,079.1
Due after one year through five years	7,442.2	7,784.5
Due after five years through ten years	6,704.7	7,123.5
Due after ten years	2,512.5	2,706.4

Subtotal	17,716.1	18,693.5
Mortgage-backed securities – U.S. Government backed	3,990.1	4,042.2
Asset-backed securities	4,144.0	4,211.1

Total	$25,850.2	$26,946.8

The components of unrealized gains on securities available-for-sale, net, were as follows as of December 31:

(in millions)	2003	2002
Unrealized gains, before adjustments and taxes	$1,108.2	$1,033.9
Adjustment to deferred policy acquisition costs	(243.7)	(300.6)
Adjustment to future policy benefits and claims	(110.6)	(133.2)
Deferred federal income tax	(264.2)	(210.0)

Net unrealized gains	$489.7	$390.1

An analysis of the change in gross unrealized gains on securities available-for-sale for the years ended December 31:

(in millions)	2003	2002	2001
Fixed maturity securities	$61.9	$625.5	$212.0
Equity securities	12.4	(11.8)	5.5

Net change	$74.3	$613.7	$217.5

NATIONWIDE LIFE INSURANCE COMPANY AND SUBSIDIARIES

(a wholly owned subsidiary of Nationwide Financial Services, Inc.)

Notes to Consolidated Financial Statements, Continued

An analysis of gross unrealized losses on available-for-sale securities by time in an unrealized loss position as of December 31, 2003 and 2002 follows:

	Less than or equal to one year		More than one year		Total
(in millions)	Estimated fair value	Gross unrealized losses	Estimated fair value	Gross unrealized losses	Estimated fair value	Gross unrealized losses
December 31, 2003:
Fixed maturity securities:
U.S. Treasury securities and obligations of U.S. Government corporations and agencies	$154.4	$1.9	$—	$—	$154.4	$1.9
Obligations of states and political subdivisions	123.4	5.2	—	—	123.4	5.2
Debt securities issued by foreign governments	19.9	0.8	—	—	19.9	0.8
Corporate securities:
Public securities	1,236.7	24.5	31.7	1.7	1,268.4	26.2
Private securities	832.3	21.4	49.1	3.9	881.4	25.3
Mortgage-backed securities – U.S. Government backed	984.9	21.7	5.3	0.1	990.2	21.8
Asset-backed securities	787.0	36.2	260.4	25.7	1,047.4	61.9

Total fixed maturity securities	4,138.6	111.7	346.5	31.4	4,485.1	143.1
Equity securities	6.2	0.1	2.0	0.1	8.2	0.2

Total	$4,144.8	$111.8	$348.5	$31.5	$4,493.3	$143.3

% of gross unrealized loss		78.0%		22.0%
December 31, 2002:
Fixed maturity securities:
U.S. Treasury securities and obligations of U.S. Government corporations and agencies	$55.3	$0.3	$—	$—	$55.3	$0.3
Corporate securities:
Public securities	590.5	46.5	266.7	28.7	857.2	75.2
Private securities	245.6	32.8	70.4	8.6	316.0	41.4
Mortgage-backed securities – U.S. Government backed	51.4	0.1	19.6	—	71.0	0.1
Asset-backed securities	576.3	62.6	260.8	92.2	837.1	154.8

Total fixed maturity securities	1,519.1	142.3	617.5	129.5	2,136.6	271.8
Equity securities	24.6	3.9	16.1	4.0	40.7	7.9

Total	$1,543.7	$146.2	$633.6	$133.5	$2,177.3	$279.7

% of gross unrealized loss		52.3%		47.7%

NATIONWIDE LIFE INSURANCE COMPANY AND SUBSIDIARIES

(a wholly owned subsidiary of Nationwide Financial Services, Inc.)

Notes to Consolidated Financial Statements, Continued

Proceeds from the sale of securities available-for-sale during 2003, 2002 and 2001 were $2.22 billion, $1.53 billion and $497.2 million, respectively. During 2003, gross gains of $104.0 million ($42.0 million and $31.3 million in 2002 and 2001, respectively) and gross losses of $27.6 million ($16.6 million and $10.1 million in 2002 and 2001, respectively) were realized on those sales.

The Company had $27.2 million and $28.0 million of real estate investments as of December 31, 2003 and 2002, respectively, that were non-income producing during the preceding twelve months.

Real estate is presented at cost less accumulated depreciation of $22.4 million as of December 31, 2003 ($18.6 million as of December 31, 2002). The carrying value of real estate held for disposal totaled $10.5 million and $46.0 million as of December 31, 2003 and 2002, respectively.

The recorded investment of mortgage loans on real estate considered to be impaired was $46.3 million as of December 31, 2003 ($27.4 million as of December 31, 2002), which includes $46.3 million ($10.9 million as of December 31, 2002) of impaired mortgage loans on real estate for which the related valuation allowance was $3.9 million ($2.5 million as of December 31, 2002). Impaired mortgage loans with no valuation allowance are a result of collateral dependent loans where the fair value of the collateral is estimated to be greater than the recorded investment of the loan. During 2003, the average recorded investment in impaired mortgage loans on real estate was $15.4 million ($5.5 million in 2002) and interest income recognized on those loans using the cash-basis method of income recognition, totaled $3.3 million in 2003 ($0.1 million in 2002).

Activity in the valuation allowance account for mortgage loans on real estate for the years ended December 31 was:

(in millions)	2003	2002	2001
Allowance, beginning of period	$43.4	$42.9	$45.3
Net (reductions) additions (credited) charged to allowance	(14.3)	0.5	(2.4)

Allowance, end of period	$29.1	$43.4	$42.9

During the third quarter of 2003, the Company refined its analysis of the overall performance of the mortgage loan portfolio and related allowance for mortgage loan losses. This analysis included an evaluation of the current composition of the portfolio, historical losses by property type, current economic conditions and expected losses incurred as of the balance sheet date, but not yet identified by specific loan. As a result of the analysis, the total valuation allowance was reduced by $12.1 million.

An analysis of investment income (loss) from continuing operations by investment type follows for the years ended December 31:

(in millions)	2003	2002	2001
Securities available-for-sale:
Fixed maturity securities	$1,453.1	$1,332.5	$1,181.1
Equity securities	1.4	1.9	1.8
Mortgage loans on real estate	579.7	563.8	527.9
Real estate	21.7	26.8	33.1
Short-term investments	9.3	12.6	28.0
Derivatives	(100.3)	(79.6)	(19.7)
Other	64.8	31.0	20.9

Gross investment income	2,029.7	1,889.0	1,773.1
Less investment expenses	49.7	50.5	48.4

Net investment income	$1,980.0	$1,838.5	$1,724.7

NATIONWIDE LIFE INSURANCE COMPANY AND SUBSIDIARIES

(a wholly owned subsidiary of Nationwide Financial Services, Inc.)

Notes to Consolidated Financial Statements, Continued

An analysis of net realized losses on investments, hedging instruments and hedged items, by source follows for the years ended December 31:

(in millions)	2003	2002	2001
Unrelated parties:
Realized gains on sales, net of hedging losses:
Fixed maturity securities, available-for-sale	$98.5	$42.0	$30.1
Hedging losses on fixed maturity sales	(42.4)	(36.2)	(1.5)
Equity securities, available-for-sale	5.5	—	1.2
Real estate	4.2	14.0	3.3
Mortgage loans on real estate	3.0	3.2	11.2
Mortgage loan hedging losses	(2.4)	(1.2)	(8.1)
Other	—	0.1	1.2

Total realized gains on sales – unrelated parties	66.4	21.9	37.4

Realized losses on sales, net of hedging gains:
Fixed maturity securities, available-for-sale	(27.2)	(15.7)	(9.3)
Hedging gains on fixed maturity sales	9.2	10.7	0.1
Equity securities, available-for-sale	(0.4)	(0.9)	(0.8)
Real estate	(0.3)	(3.0)	(1.4)
Mortgage loans on real estate	(5.0)	(3.3)	(0.6)
Mortgage loan hedging gains	0.5	0.9	—
Other	(2.0)	(1.0)	(7.7)

Total realized losses on sales – unrelated parties	(25.2)	(12.3)	(19.7)

Other-than-temporary and other impairments:
Fixed maturity securities, available-for-sale	(159.4)	(111.6)	(66.1)
Equity securities, available-for-sale	(8.0)	—	(13.8)
Real estate	(0.8)	(2.4)	—
Mortgage loans on real estate	11.7	(6.3)	(0.7)

Total other-than-temporary and other investment impairments	(156.5)	(120.3)	(80.6)

Credit default swaps	13.3	(6.4)	(0.5)
Derivatives, excluding hedging gains and losses on sales, and credit default swaps	1.2	9.5	0.7

Total unrelated parties	(100.8)	(107.6)	(62.7)
Gain on sale of limited partnership - related parties	—	23.2	44.4

Net realized losses on investments, hedging instruments and hedged items	$(100.8)	$(84.4)	$(18.3)

Fixed maturity securities with an amortized cost of $7.8 million as of December 31, 2003 and $7.3 million as of December 31, 2002 were on deposit with various regulatory agencies as required by law.

As of December 31, 2003 and 2002 the Company had pledged fixed maturity securities with a fair value of $101.2 million and $152.4 million, respectively, as collateral to various derivative counterparties.

NATIONWIDE LIFE INSURANCE COMPANY AND SUBSIDIARIES

(a wholly owned subsidiary of Nationwide Financial Services, Inc.)

Notes to Consolidated Financial Statements, Continued

As of December 31, 2003 and 2002 the Company held cash collateral of $544.5 million and $413.1 million, respectively, on derivative transactions. This amount is invested in short-term investments with a corresponding liability recorded in other liabilities. The Company also held $163.0 million and $25.9 million of securities as off-balance sheet collateral on derivative transactions as of December 31, 2003 and 2002, respectively.

As of December 31, 2003 and 2002, the Company had loaned securities with a fair value of $958.1 million and $950.5 million, respectively. As of December 31, 2003 and 2002 the Company held cash collateral of $976.6 million and $974.5 million, respectively. This amount is invested in short-term investments with a corresponding liability recorded in other liabilities.

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

Therefore, the Company recorded an acceleration of DAC amortization totaling $347.1 million, before tax, or $225.6 million, net of $121.5 million of federal income tax benefit, which has been reported in the following segments in the amounts indicated, net of tax: Individual Annuity - $213.4 million, Institutional Products - $7.8 million and Life Insurance - $4.4 million. The acceleration of DAC amortization was the result of unlocking certain assumptions underlying the calculation of DAC for investment products and variable universal life insurance products. The most significant assumption changes were the resetting of the Company’s anchor date for reversion to the mean calculations to September 30, 2002, and resetting the assumption for annual net separate account growth to 8 percent during the three-year reversion period for all investment products and variable life insurance products, as well as increasing the future lapses and costs related to guaranteed minimum death benefits (GMDB) on individual variable annuity contracts. These adjustments were primarily driven by the sustained downturn in the equity markets.

(5)	Variable Annuity Contracts

The Company issues traditional variable annuity contracts through its separate accounts, for which investment income and gains and losses on investments accrue directly to, and investment risk is borne by, the contract holder. The Company also issues non-traditional variable annuity contracts in which the Company provides various forms of guarantees to benefit the related contract holders. There are three primary guarantee types that are provided under non-traditional variable annuity contracts: (1) Guaranteed Minimum Death Benefits (GMDB); (2) Guaranteed Minimum Accumulation Benefits (GMAB); and (3) Guaranteed Minimum Income Benefits (GMIB).

The GMDB provides a specified minimum return upon death. Many, but not all of these death benefits are spousal, whereby a death benefit will be paid upon death of the first spouse and the survivor has the option to terminate the contract or continue it and have the death benefit paid into the contract and a second death benefit paid upon the survivor’s death. There are six primary GMDB types that the company offers.

•	Return of premium – provides the greater of account value or total deposits made to the contract less any partial withdrawals and assessments, which is referred to as “net premiums”. There are two variations of this benefit. In general, there is no lock in age for this benefit, however for some contracts, the GMDB reverts to the account value at a specified age, typically age 75.

•	Reset – provides the greater of a return of premium death benefit or the most recent five-year anniversary (prior to lock in age) account value adjusted for withdrawals. For most contracts, this GMDB locks in at age 86 or 90 and for others the GMDB reverts to the account value at age 75, 85, 86 or 90.

NATIONWIDE LIFE INSURANCE COMPANY AND SUBSIDIARIES

(a wholly owned subsidiary of Nationwide Financial Services, Inc.)

Notes to Consolidated Financial Statements, Continued

•	Ratchet – provides the greater of a return of premium death benefit or the highest specified “anniversary” account value (prior to age 86) adjusted for withdrawals. Currently, there are three versions of ratchet, with the difference being based on the definition of anniversary: monthaversary – evaluated monthly, annual – evaluated annually, and five-year – evaluated every fifth year.

•	Rollup – provides the greater of a return of premium death benefit or premiums adjusted for withdrawals accumulated at generally 5% simple interest up to the earlier of age 86 or 200% of adjusted premiums. There are two variations of this benefit. For certain contracts, this GMDB locks in at age 86 and for others the GMDB reverts to the account value at age 75.

•	Combo – provides the greater of annual ratchet death benefit or rollup death benefit. This benefit locks in at either age 81 or 86.

•	Earnings enhancement – provides an enhancement to the death benefit that is a specified percentage of the adjusted earnings accumulated on the contract at the date of death. There are two versions of this benefit, one where the benefit expires at age 86 and a credit of 4% of account value is deposited into the contract and the second where the benefit doesn’t have an end age, but has a cap on the payout and is paid upon the first death in a spousal situation. Both benefits have age limitations. This benefit is paid in addition to any other death benefits paid under the contract.

The GMAB is a living benefit that provides the contract holder with a guaranteed return of premium, adjusted proportionately for withdrawals, after a specified period of time, 5, 7 or 10 years, selected by the contract holder at the issuance of the variable annuity contract. In some cases, the contract holder also has the option, after a specified period of time, to drop the rider and continue the variable annuity contract without the GMAB. In general, the GMAB requires a minimum allocation to guaranteed term options (GTOs) or adherence to limitations required by an approved asset allocation strategy.

The GMIB is a living benefit that provides the contract holder with a guaranteed annuitization value. The GMIB types are:

•	Ratchet – provides an annuitization value equal to the greater of account value, net premiums or the highest one-year anniversary account value (prior to age 86) adjusted for withdrawals.

•	Rollup – provides an annuitization value equal to the greater of account value and premiums adjusted for withdrawals accumulated at 5% compound interest up to the earlier of age 86 or 200% of adjusted premiums.

•	Combo – provides an annuitization value equal to the greater of account value, ratchet GMIB benefit or rollup GMIB benefit.

NATIONWIDE LIFE INSURANCE COMPANY AND SUBSIDIARIES

(a wholly owned subsidiary of Nationwide Financial Services, Inc.)

Notes to Consolidated Financial Statements, Continued

Following is a summary of the account values and net amount at risk, net of reinsurance, for variable annuity contracts with guarantees as of December 31, 2003 and 2002:

	2003			2002
(in millions)	Account value	Net amount at risk[1]	Wtd. Avg. attained age	Account value	Net amount at risk[1]	Wtd. Avg. attained age
GMDB:
Return of premium	$9,760.0	$199.8	56	$8,737.4	$736.7	54
Reset	17,534.2	569.4	61	14,710.3	1,776.9	60
Ratchet	8,147.7	141.0	63	6,058.3	411.2	63
Roll-up	669.7	22.2	68	616.7	32.8	67
Combo	2,128.7	39.6	67	1,104.0	111.6	65

Subtotal	$38,240.3	972.0	61	$31,226.7	3,069.2	59

Earnings enhancement	$314.1	10.9	59	$213.1	1.7	61

Total - GMDB		$982.9	61		$3,070.9	59

GMAB:
5 Year	$79.9	$0.1	n/a	n/a	n/a	n/a
7 Year	125.5	0.5	n/a	n/a	n/a	n/a
10 Year	43.4	0.1	n/a	n/a	n/a	n/a

Total - GMAB	$248.8	$0.7	n/a	n/a	n/a	n/a

GMIB[2]:
Ratchet	$416.6	$—	n/a	$307.8	$—	n/a
Roll-up	1,131.9	—	n/a	664.4	—	n/a
Combo	1.1	—	n/a	0.1	—	n/a

Total - GMIB	$1,549.6	$—	n/a	$972.3	$—	n/a

[1]	Net amount at risk is calculated on a seriatum basis and represents the greater of the respective guaranteed benefit less the account value and zero. As it relates to GMIB, net amount at risk is calculated as if all policies were eligible to annuitize immediately, although all GMIB options have a waiting period of at least 7 years from issuance, with the earliest annuitizations beginning in 2005.
[2]	The weighted average period remaining until expected annuitization is not meaningful and has not been presented because there is currently no net GMIB exposure.

Please refer to note 8 for discussion about the use of derivatives in managing the guarantee risks discussed above. Also, refer to the equity market risk section of note 12 for discussion about the risks associated with these guarantees.

NATIONWIDE LIFE INSURANCE COMPANY AND SUBSIDIARIES

(a wholly owned subsidiary of Nationwide Financial Services, Inc.)

Notes to Consolidated Financial Statements, Continued

Following is a rollforward of the liabilities for guarantees on variable annuity contracts reflected in the general account for the years ended December 31, 2003 and 2002:

(in millions)	GMDB	GMAB	GMIB	Total
Balance as of December 31, 2001	$10.8	$—	$—	$10.8
Change in fair value	23.6	—	—	23.6
Paid guarantee benefits	(20.7)	—	—	(20.7)

Balance as of December 31, 2002	13.7	—	—	13.7
New business acquired	—	4.7	—	4.7
Change in fair value	30.0	(0.4)	—	29.6
Paid guarantee benefits, net of reinsurance	(21.9)	—	—	(21.9)

Balance as of December 31, 2003	$21.8	$4.3	$—	$26.1

Account balances of contracts with guarantees were invested in separate accounts as follows as of each December 31:

(in millions)	2003	2002
Bond mutual funds	$4,620.3	$4,476.3
Domestic equity mutual funds	26,399.4	20,040.6
International equity mutual funds	1,622.0	1,158.7
Money market funds	1,792.9	2,550.2

Total	$34,434.6	$28,225.8

(6)	Short-term Debt

NLIC has established a $500.0 million commercial paper program under which borrowings are unsecured and are issued for terms of 364 days or less. NLIC had $199.8 million of commercial paper outstanding as of December 31, 2003 at a weighted average effective rate of 1.07%, none as of December 31, 2002. See also note 16.

The Company paid interest on short-term debt totaling $1.3 million, $0.7 million and $5.3 million in 2003, 2002 and 2001, respectively, including less than $0.1 million and $0.5 million to NFS in 2003 and 2002, respectively.

(7)	Long-term Debt, Payable to Nationwide Financial Services, Inc.

Following is a summary of surplus notes payable to NFS as of each December 31:

(in millions)	2003	2002
7.50% surplus note, due December 17, 2031	$300.0	$300.0
8.15% surplus note, due June 27, 2032	300.0	300.0
6.75% surplus note, due December 23, 2033	100.0	—

Total long-term debt	$700.0	$600.0

The Company made interest payments to NFS on surplus notes totaling $47.1 million in 2003, $30.1 million in 2002 and none in 2001. Payments of interest and principal under the notes require the prior approval of the Ohio Department of Insurance.

NATIONWIDE LIFE INSURANCE COMPANY AND SUBSIDIARIES

(a wholly owned subsidiary of Nationwide Financial Services, Inc.)

Notes to Consolidated Financial Statements, Continued

(8)	Derivative Financial Instruments

Qualitative Disclosure

Interest Rate Risk Management

From time to time the Company purchases fixed rate investments to back variable rate liabilities. As a result, the Company can be exposed to interest rate risk due to the mismatch between variable rate liabilities and fixed rate assets. To mitigate this risk, the Company enters into various types of derivative instruments to minimize fluctuations in fair values resulting from changes in interest rates. The Company principally uses pay fixed/receive variable interest rate swaps and short Euro futures to manage this risk.

Under interest rate swaps, the Company receives variable interest rate payments and makes fixed rate payments. The fixed interest paid on the swap offsets the fixed interest received on the investment, resulting in the Company receiving the variable interest payments on the swap, generally 3-month libor. The net receipt of a variable rate will then match the variable rate paid on the liability.

Short Euro futures, when considered in combination with the fixed-rate instruments, effectively change the fixed rate cash flow exposure to variable rate cash flows. With short Euro futures, if interest rates rise (fall), the gains (losses) on the futures are recognized in investment income. When combined with the fixed income received on the investment, the gains and losses on the Euro futures contracts results in a variable stream of cash inflows, which matches the variable interest paid on the liability.

As a result of entering into commercial mortgage loan and private placement commitments, the Company is exposed to changes in the fair value of such commitments due to changes in interest rates during the commitment period prior to the loans being funded. To manage this risk, the Company enters into short Treasury futures during the commitment period.

With short Treasury futures, if interest rates rise (fall), the gains (losses) on the futures will offset the change in fair value of the commitment.

Floating rate investments (commercial mortgage loans and corporate bonds) expose the Company to variability in cash flows and investment income due to changes in interest rates. Such variability poses risks to the Company when the assets are funded with fixed rate liabilities. To manage this risk, the Company enters into receive fixed, pay variable interest rate swaps.

In using interest rate swaps, the Company receives fixed interest rate payments and makes variable rate payments. The variable interest paid on the swap offsets the variable interest received on the investment, resulting in the Company receiving the fixed interest payments on the swap. The net receipt of a fixed rate will then match the fixed rate paid on the liability.

Foreign Currency Risk Management

In conjunction with the Company’s medium-term note program, from time to time, the Company issues both fixed and variable rate liabilities denominated in foreign currencies. As a result, the Company is exposed to changes in fair value of the liabilities due to changes in foreign currency exchange rates and interest rates. To manage these risks, the Company enters into cross-currency interest rate swaps resulting, when combined with the hedged obligations, in net U.S. dollar cash outflows.

NATIONWIDE LIFE INSURANCE COMPANY AND SUBSIDIARIES

(a wholly owned subsidiary of Nationwide Financial Services, Inc.)

Notes to Consolidated Financial Statements, Continued

For a fixed rate liability, the cross-currency interest rate swap is structured to receive a fixed rate, in the foreign currency and pay a variable U.S. dollar rate, generally 3-month libor. For a variable rate foreign liability, the cross-currency interest rate swap is structured to receive a variable rate in the foreign currency and pay a variable U.S. dollar rate, generally 3-month libor. In both cases, the terms of the foreign currency received on the swap will exactly match the terms of the foreign currency paid on the liability, thus eliminating currency risk. Because the resulting cash flows in both cases remain variable, the Company has designated such cross-currency interest rate swaps as fair value hedging relationships.

The Company is exposed to changes in fair value of fixed rate investments denominated in a foreign currency due to changes in foreign currency exchange rates. To manage this risk, the Company uses cross-currency interest rate swaps, resulting, when combined with hedged investments, in net U.S. dollar cash inflows.

Cross-currency interest rate swaps on investments are structured to pay a fixed rate, in the foreign currency and receive a variable U.S. dollar rate, generally 3-month libor. The terms of the foreign currency paid on the swap will exactly match the terms of the foreign currency received on the asset, thus eliminating currency risk. Because the resulting cash inflows remain variable, the Company has designated such cross-currency interest rate swaps in fair value hedging relationships.

Equity Market Risk Management

Many of the Company’s individual variable annuity contracts offer GMDB features. The GMDB generally provides a benefit if the annuitant dies and the contract value is less than a specified amount, which may be based on the premiums paid less amounts withdrawn or contract value on a specified anniversary date. A decline in the stock market causing the contract value to fall below this specified amount, which varies from contract to contract based on the date the contract was entered into as well as the GMDB feature elected, will increase the net amount at risk, which is the GMDB in excess of the contract value, which could result in additional GMDB claims. To manage this risk, the Company has implemented a GMDB economic hedging program primarily for certain new business generated after December 2002. The program does not qualify for hedge accounting under FAS 133, but is designed to offset changes in the value of the GMDB obligation up to a return of the contractholder’s premiums paid less amounts withdrawn. Currently the program shorts S&P 500 index futures, which provides an offset to changes in the value of the designated obligation. Prior to implementation of the GMDB hedging program in 2003, the Company managed the risk of these benefits primarily by entering into reinsurance arrangements. See note 12 for additional discussion.

The Company also offers certain variable annuity products with a guaranteed minimum accumulation benefit (GMAB) rider. The GMAB provides the contract holder with a guaranteed return of premium, adjusted proportionately for withdrawals, after a specified period of time, 5, 7 or 10 years, selected by the contract holder at the issuance of the variable annuity contract. In some cases, the contract holder also has the option, after a specified period of time, to drop the rider and continue the variable annuity contract without the GMAB. The GMAB is an embedded derivative, and as such, the equity exposure in this product is recognized at fair value, separately from the annuity contract, with changes in fair value recognized in the income statement. The Company is exposed to equity market risk to the extent that the underlying investment options, which can include fixed and variable components, selected by the contract holder do not generate enough earnings over the life of the contract to at least equal the adjusted premiums. The Company is economically hedging the GMAB exposure for those risks that exceed a level considered acceptable by purchasing interest rate futures and shorting S&P 500 futures. The GMAB economic hedge does not qualify for hedge accounting under FAS 133.

Other Non-Hedging Derivatives

From time-to-time, the Company enters into basis swaps (receive one variable rate, pay another variable rate) to change the rate characteristics of a specific investment to better match the variable rate paid on a liability. While the pay-side terms of the basis swap will line up with the terms of the asset, the Company is not able to match the receive-side terms of the derivative to a specific liability; therefore, basis swaps do not receive hedge accounting treatment.

NATIONWIDE LIFE INSURANCE COMPANY AND SUBSIDIARIES

(a wholly owned subsidiary of Nationwide Financial Services, Inc.)

Notes to Consolidated Financial Statements, Continued

The Company sells credit default protection on selected debt instruments and combines the credit default swap with selected assets the Company owns to replicate a higher yielding bond. These assets may have sufficient duration for the related liability, but do not earn a sufficient credit spread. The combined credit default swap and cash instrument provides the duration and credit spread targeted by the Company. The credit default swaps do not qualify for hedge accounting treatment.

The Company also has purchased credit default protection on selected debt instruments exposed to short-term credit concerns, or because the combination of the corporate bond and purchased default protection provides sufficient spread and duration targeted by the Company. The purchased credit default protection does not qualify for hedge accounting treatment.

Quantitative Disclosure

Fair Value Hedges

During the years ended December 31, 2003, 2002 and 2001 gains of $4.2 million, $7.1 million and $2.1 million, respectively, were recognized in net realized losses on investments, hedging instruments and hedged items. This represents the ineffective portion of the fair value hedging relationships. There were no gains or losses attributable to the portion of the derivative instruments’ change in fair value excluded from the assessment of hedge effectiveness. There were also no gains or losses recognized in earnings as a result of hedged firm commitments no longer qualifying as fair value hedges.

Cash Flow Hedges

For the year ended December 31, 2003 and 2002, the ineffective portion of cash flow hedges was a loss of $5.4 and a gain of $1.8 million in 2002. There were no net gains or losses attributable to the portion of the derivative instruments’ change in fair value excluded from the assessment of hedge effectiveness.

The Company anticipates reclassifying less than $0.2 million in losses out of AOCI over the next 12-month period.

In general, the maximum length of time over which the Company is hedging its exposure to the variability in future cash flows associated with forecasted transactions is twelve months or less. However, in 2003, the Company did enter into a hedge of a forecasted purchase of shares of a specified mutual fund, where delivery of the shares will occur 30 years in the future. During 2003, 2002 and 2001 the Company did not discontinue any cash flow hedges because the original forecasted transaction was no longer probable. Additionally, no amounts were reclassified from AOCI into earnings because it became probable that a forecasted transaction would not occur.

Other Derivative Instruments, Including Embedded Derivatives

Net realized gains and losses on investments, hedging instruments and hedged items for the years ended December 31, 2003, 2002 and 2001 include a net gain of $11.8 million, a net loss of $2.2 million and a net loss of $1.6 million, respectively, related to other derivative instruments, including embedded derivatives, not designated in hedging relationships. For the years ended December 31, 2003, 2002 and 2001, net gains of $4.2 million, $120.4 million and a net loss of $27.7 million, respectively, were recorded in net realized losses on investments, hedging instruments and hedged items reflecting the change in fair value of cross-currency interest rate swaps hedging variable rate medium term notes denominated in foreign currencies. An additional net gain of $0.9 million, loss of $119.6 million and a net gain of $26.3 million were recorded in net realized losses on investments, hedging instruments and hedged items to reflect the change in spot rates of these foreign currency denominated obligations during the years ended December 31, 2003, 2002 and 2001, respectively.

NATIONWIDE LIFE INSURANCE COMPANY AND SUBSIDIARIES

(a wholly owned subsidiary of Nationwide Financial Services, Inc.)

Notes to Consolidated Financial Statements, Continued

The notional amount of derivative financial instruments outstanding as of December 31, 2003 and 2002 were as follows:

(in millions)	2003	2002
Interest rate swaps:
Pay fixed/receive variable rate swaps hedging investments	$1,954.7	$2,206.5
Pay variable/receive fixed rate swaps hedging investments	188.2	229.7
Pay variable/receive variable rate swaps	154.0	221.0
Pay variable/receive fixed rate swaps hedging liabilities	500.0	500.0
Pay variable/receive variable rate swaps	430.0	430.0
Other contracts hedging investments	842.5	690.8
Cross currency interest rate swaps:
Hedging foreign currency denominated investments	580.1	111.0
Hedging foreign currency denominated liabilities	2,643.9	3,033.6
Futures contracts	2,615.8	4,250.9

Total	$9,909.2	$11,673.5

(9)	Federal Income Tax

Through September 30, 2002, the Company filed a consolidated federal income tax return with Nationwide Mutual Insurance Company (NMIC), the ultimate majority shareholder of NFS. Effective October 1, 2002, Nationwide Corporation’s ownership in NFS decreased from 80% to 63%, and as a result, NFS and its subsidiaries, including the Company, no longer qualify to be included in the NMIC consolidated federal income tax return. The members of the NMIC consolidated federal income tax return group participated in a tax sharing arrangement, which provided, in effect, for each member to bear essentially the same federal income tax liability as if separate tax returns were filed.

Under Internal Revenue Code regulations, NFS and its subsidiaries cannot file a life/non-life consolidated federal income tax return until five full years following NFS’ departure from the NMIC consolidated federal income tax return group. Therefore, NFS and its direct non-life insurance company subsidiaries will file a consolidated federal income tax return; NLIC and NLAIC will file a consolidated federal income tax return; the direct non-life insurance companies under NLIC will file separate federal income tax returns until 2008, when NFS expects to be able to file a single consolidated federal income tax return with all of its subsidiaries, including NLIC.

NATIONWIDE LIFE INSURANCE COMPANY AND SUBSIDIARIES

(a wholly owned subsidiary of Nationwide Financial Services, Inc.)

Notes to Consolidated Financial Statements, Continued

The tax effects of temporary differences that give rise to significant components of the net deferred tax liability as of December 31, 2003 and 2002 were as follows:

(in millions)	2003	2002
Deferred tax assets:
Future policy benefits	$594.8	$549.6
Derivatives	11.7	40.2
Other	104.4	40.1

Gross deferred tax assets	710.9	629.9
Less valuation allowance	(7.0)	(7.0)

Net deferred tax assets	703.9	622.9

Deferred tax liabilities:
Fixed maturity securities	390.0	402.2
Equity securities and other investments	42.7	37.4
Deferred policy acquisition costs	840.8	762.0
Other	88.1	50.5

Gross deferred tax liabilities	1,361.6	1,252.1

Net deferred tax liability	$657.7	$629.2

In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion of the total gross deferred tax assets will not be realized. Future taxable amounts or recovery of federal income tax paid within the statutory carryback period can offset nearly all future deductible amounts. The valuation allowance was unchanged for each of the years in the three-year period ended December 31, 2003.

The Company’s current federal income tax liability was $106.3 million and $176.4 million as of December 31, 2003 and 2002, respectively.

Federal income tax expense attributable to income from continuing operations before cumulative effect of adoption of accounting principles for the years ended December 31 was as follows:

(in millions)	2003	2002	2001
Current	$106.7	$63.7	$32.2
Deferred	(10.5)	(55.0)	129.0

Federal income tax expense	$96.2	$8.7	$161.2

The customary relationship between federal income tax expense and pre-tax income from continuing operations before cumulative effect of adoption of accounting principles did not exist in 2002. This is a result of the impact of the $121.5 million tax benefit associated with the $347.1 million of accelerated DAC amortization reported in 2002 (see note 4) being calculated at the U.S. federal corporate income tax rate of 35%.

NATIONWIDE LIFE INSURANCE COMPANY AND SUBSIDIARIES

(a wholly owned subsidiary of Nationwide Financial Services, Inc.)

Notes to Consolidated Financial Statements, Continued

Total federal income tax expense for the years ended December 31, 2003, 2002 and 2001 differs from the amount computed by applying the U.S. federal income tax rate to income from continuing operations before federal income tax expense and cumulative effect of adoption of accounting principles as follows:

	2003		2002		2001
(in millions)	Amount	%	Amount	%	Amount	%
Computed (expected) tax expense	$152.0	35.0	$59.3	35.0	$220.1	35.0
Tax exempt interest and dividends received deduction	(45.7)	(10.5)	(38.9)	(22.9)	(48.8)	(7.7)
Income tax credits	(10.8)	(2.5)	(12.7)	(7.5)	(11.5)	(1.8)
Other, net	0.7	0.1	1.0	0.5	1.4	0.1

Total (effective rate for each year)	$96.2	22.1	$8.7	5.1	$161.2	25.6

Total federal income tax paid (refunded) was $176.0 million, $71.0 million and $(45.4) million during the years ended December 31, 2003, 2002 and 2001, respectively. The 2002 amount includes $56.0 million for previously deferred intercompany gains for tax purposes that became due when NFS no longer qualified to be included in the NMIC consolidated federal income tax return.

NATIONWIDE LIFE INSURANCE COMPANY AND SUBSIDIARIES

(a wholly owned subsidiary of Nationwide Financial Services, Inc.)

Notes to Consolidated Financial Statements, Continued

(10)	Comprehensive Income

Comprehensive income includes net income as well as certain items that are reported directly within a separate component of shareholder’s equity that bypass net income. Other comprehensive income is comprised of net unrealized gains on securities available-for-sale and accumulated net gains (losses) on cash flow hedges. The related before and after federal income tax amounts for the years ended December 31, 2003, 2002 and 2001 were as follows:

	Years ended December 31,
(in millions)	2003	2002	2001
Unrealized (losses) gains on securities available-for-sale arising during the period:
Gross	$(16.7)	$527.5	$164.0
Adjustment to deferred policy acquisition costs	56.9	(205.7)	(71.7)
Adjustment to future policy benefits and claims	22.6	(133.2)	—
Related federal income tax expense	(22.4)	(66.0)	(32.3)

Net unrealized gains	40.4	122.6	60.0

Reclassification adjustment for net losses on securities available-for-sale realized during the period:
Gross	91.0	86.2	58.7
Related federal income tax benefit	(31.8)	(30.2)	(20.5)

Net reclassification adjustment	59.2	56.0	38.2

Other comprehensive income on securities available-for-sale	99.6	178.6	98.2

Accumulated net (losses) gains on cash flow hedges:
Gross	(40.9)	16.9	(13.5)
Related federal income tax benefit (expense)	14.3	(5.9)	4.7

Other comprehensive (loss) income on cash flow hedges	(26.6)	11.0	(8.8)

Accumulated net loss on transition adjustments:
Transition adjustment - SFAS 133	—	—	(5.6)
Transition adjustment - EITF 99-20	—	—	3.5
Related federal income tax benefit	—	—	0.7
Other comprehensive loss on transition adjustments	—	—	(1.4)

Total other comprehensive income	$73.0	$189.6	$88.0

Reclassification adjustments for net realized gains and losses on the ineffective portion of cash flow hedges were immaterial during 2003, 2002 and 2001 and, therefore, are not reflected in the table above.

(11)	Fair Value of Financial Instruments

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

NATIONWIDE LIFE INSURANCE COMPANY AND SUBSIDIARIES

(a wholly owned subsidiary of Nationwide Financial Services, Inc.)

Notes to Consolidated Financial Statements, Continued

The fair value of a financial instrument is defined as the amount at which the financial instrument could be bought, or in case of liabilities incurred, or sold, or in the case of liabilities settled, in a current transaction between willing parties. In cases where quoted market prices are not available, fair value is to be based on the best information available in the circumstances. Such estimates of fair value should consider prices for similar assets or similar liabilities and the results of valuation techniques to the extent available in the circumstances. Examples of valuation techniques include the present value of estimated expected future cash flows using discount rates commensurate with the risks involved, option-pricing models, matrix pricing, option-adjusted spread models, and fundamental analysis. Valuation techniques for measuring assets and liabilities must be consistent with the objective of measuring fair value and should incorporate assumptions that market participants would use in their estimates of values, future revenues, and future expenses, including assumptions about interest rates, default, prepayment, and volatility. Many of the Company’s assets and liabilities subject to the disclosure requirements are not actively traded, requiring fair values to be estimated by management using matrix pricing, present value or other suitable valuation techniques. These techniques are significantly affected by the assumptions used, including the discount rate and estimates of future cash flows. Although fair value estimates are calculated using assumptions that management believes are appropriate, changes in assumptions could cause these estimates to vary materially. In that regard, the derived fair value estimates cannot be substantiated by comparison to independent markets and, in many cases, could not be realized in the immediate settlement of the instruments.

Although insurance contracts, other than policies such as annuities that are classified as investment contracts, are specifically exempted from the disclosure requirements, the Company’s estimate of the fair values of policy reserves on life insurance contracts is provided to make the fair value disclosures more meaningful.

The tax ramifications of the related unrealized gains and losses can have a significant effect on the estimates of fair value and have not been considered in arriving at such estimates.

In estimating its fair value disclosures, the Company used the following methods and assumptions:

Fixed maturity and equity securities: The fair value of fixed maturity and marketable equity securities is generally obtained from independent pricing services based on market quotations. For fixed maturity securities not priced by independent services (generally private placement securities and securities that do not trade regularly), an internally developed pricing model or “corporate pricing matrix” is most often used. The corporate pricing matrix is developed by obtaining spreads versus the US Treasury yield for corporate securities with varying weighted average lives and bond ratings. The weighted average life and bond rating of a particular fixed maturity security to be priced using the corporate matrix are important inputs into the model and are used to determine a corresponding spread that is added to the US Treasury yield to create an estimated market yield for the bond. The estimated market yield and other relevant factors are then used to estimate the fair value of the particular fixed maturity security. Additionally, the Company’s internal corporate pricing matrix is not suitable for valuing certain fixed maturity securities, particularly those with complex cash flows such as certain mortgage-backed and asset-backed securities. In these cases, a separate “structured product pricing matrix” has been developed to value, as appropriate, using the same methodology described above. For securities for which quoted market prices are not available and for which the Company’s structured product pricing matrix is not suitable for estimating fair values, qualified company representatives determine the fair value using other modeling techniques, primarily using a commercial software application utilized in valuing complex securitized investments with variable cash flows. As of December 31, 2003, 68% of the fair values of fixed maturity securities were obtained from independent pricing services, 21% from the Company’s pricing matricies and 11% from other sources.

Mortgage loans on real estate, net: The fair value for mortgage loans on real estate is estimated using discounted cash flow analyses using interest rates currently being offered for similar loans to borrowers with similar credit ratings. Loans with similar characteristics are aggregated for purposes of the calculations. Estimated fair value is based on the present value of expected future cash flows discounted at the loan’s effective interest rate.

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

Commitments to extend credit: Commitments to extend credit have nominal fair value because of the short-term nature of such commitments. See note 12.

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

NATIONWIDE LIFE INSURANCE COMPANY AND SUBSIDIARIES

(a wholly owned subsidiary of Nationwide Financial Services, Inc.)

Notes to Consolidated Financial Statements, Continued

Carrying amount and estimated fair value of financial instruments subject to disclosure requirements and policy reserves on life insurance contracts were as follows as of December 31:

	2003		2002
(in millions)	Carrying amount	Estimated fair value	Carrying amount	Estimated fair value
Assets
Investments:
Securities available-for-sale:
Fixed maturity securities	$26,946.8	$26,946.8	$24,169.0	$24,169.0
Equity securities	85.6	85.6	84.3	84.3
Mortgage loans on real estate, net	8,345.8	8,830.0	7,923.2	8,536.4
Policy loans	618.3	618.3	629.2	629.2
Short-term investments	1,860.8	1,860.8	1,210.3	1,210.3
Cash	0.1	0.1	0.9	0.9
Assets held in separate accounts	57,084.5	57,084.5	47,208.2	47,208.2
Liabilities
Investment contracts	(28,663.4)	(27,239.8)	(25,276.3)	(23,634.1)
Policy reserves on life insurance contracts	(6,658.9)	(6,706.7)	(6,403.5)	(6,479.6)
Short-term debt	(199.8)	(199.8)	—	—
Long-term debt, payable to NFS	(700.0)	(803.7)	(600.0)	(728.5)
Collateral received – securities lending and derivatives	(1,521.1)	(1,521.1)	(1,363.6)	(1,363.6)
Liabilities related to separate accounts	(57,084.5)	(56,118.6)	(47,208.2)	(45,524.6)
Derivative financial instruments
Interest rate swaps hedging assets	(99.4)	(99.4)	(141.2)	(141.2)
Cross currency interest rate swaps	599.1	599.1	325.1	325.1
Futures contracts	(25.2)	(25.2)	(45.7)	(45.7)
Other derivatives	4.6	4.6	—	—

(12)	Risk Disclosures

The following is a description of the most significant risks facing the Company and how it mitigates those risks:

Credit Risk: The risk that issuers of securities, mortgagees on real estate mortgage loans or other parties, including reinsurers and derivatives counterparties, default on their contractual obligations. The Company mitigates this risk by adhering to investment policies that provide portfolio diversification on an asset class, creditor, and industry basis, and by complying with investment limitations governed by State insurance laws and regulations, as applicable. The Company actively monitors and manages exposures, including restructuring, reducing, or liquidating investments, and determines whether any securities are impaired or loans are deemed uncollectible and takes charges in the period such assessments are made. The ratings of reinsurers who owe the Company money are regularly monitored along with outstanding balances as part of the Company’s reinsurance collection process, with timely follow-up on delayed payments. The aggregate credit risk taken in the investment portfolio is influenced by management’s risk/return preferences, the economic and credit environment, the relationship of credit risk in the asset portfolio to other business risks that the Company is exposed to, and the Company’s current and expected future capital position.

NATIONWIDE LIFE INSURANCE COMPANY AND SUBSIDIARIES

(a wholly owned subsidiary of Nationwide Financial Services, Inc.)

Notes to Consolidated Financial Statements, Continued

Interest Rate Risk: The risk that interest rates will change and cause a decrease in the value of an insurer’s investments relative to the value of its liabilities, and/or an unfavorable change in prepayment activity, resulting in compressed interest margins. For example, if liabilities come due more quickly than assets mature, an insurer could potentially have to borrow funds or sell assets prior to maturity and potentially recognize a gain or loss. In some investments that contain borrower options, this risk may be realized through unfavorable cash flow patterns, e.g. increased principal repayment when interest rates have declined. When unfavorable interest rate movements occur, interest margins may compress, reducing profitability. The Company mitigates this risk by offering products that transfer this risk to the purchaser and/or by attempting to approximately match the maturity schedule of its assets with the expected payouts of its liabilities, both at inception and on an ongoing basis. In some investments that permit prepayment at the borrower option, make-whole provisions are required such that if the borrower prepays in a lower-rate environment, the Company be compensated for the loss of future income. In other situations, the Company accepts some interest rate risk in exchange for a higher yield on the investment.

Legal/Regulatory Risk: The risk that changes in the legal or regulatory environment in which an insurer operates will result in increased competition, reduced demand for a company’s products, or create additional expenses not anticipated by the insurer in pricing its products. The Company mitigates this risk by offering a wide range of products and by operating throughout the U.S., thus reducing its exposure to any single product or jurisdiction, and also by employing practices that identify and minimize the adverse impact of this risk.

Ratings Risk: The risk that rating agencies change their outlook or rating of the Company or a subsidiary of the company. The rating agencies generally utilize proprietary capital adequacy models in the process of establishing ratings for the Company and certain subsidiaries. The Company is at risk to changes in these models and the impact that changes in the underlying business that it is engaged in can have on such models. To mitigate this risk, the Company maintains regular communications with the rating agencies and evaluates the impact of significant transactions on such capital adequacy models and considers the same in the design of transactions to minimize the adverse impact of this risk.

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

Commitments to fund fixed rate mortgage loans on real estate are agreements to lend to a borrower and are subject to conditions established in the underlying contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a deposit. Commitments extended by the Company are based on management’s case-by-case credit evaluation of the borrower and the borrower’s loan collateral. The underlying mortgaged property represents the collateral if the commitment is funded. The Company’s policy for new mortgage loans on real estate is to generally lend no more than 80% of collateral value. Should the commitment be funded, the Company’s exposure to credit loss in the event of nonperformance by the borrower is represented by the contractual amounts of these commitments less the net realizable value of the collateral. The contractual amounts also represent the cash requirements for all unfunded commitments. Commitments on mortgage loans on real estate of $391.8 million extending into 2004 were outstanding as of December 31, 2003. The Company also had $110.3 million of commitments to purchase fixed maturity securities outstanding as of December 31, 2003.

NATIONWIDE LIFE INSURANCE COMPANY AND SUBSIDIARIES

(a wholly owned subsidiary of Nationwide Financial Services, Inc.)

Notes to Consolidated Financial Statements, Continued

Notional amounts of derivative financial instruments, primarily interest rate swaps, interest rate futures contracts and foreign currency swaps, significantly exceed the credit risk associated with these instruments and represent contractual balances on which calculations of amounts to be exchanged are based. Credit exposure is limited to the sum of the aggregate fair value of positions that have become favorable to the Company, including accrued interest receivable due from counterparties. Potential credit losses are minimized through careful evaluation of counterparty credit standing, selection of counterparties from a limited group of high quality institutions, collateral agreements and other contract provisions. Any exposures related to derivative activity are aggregated with other credit exposures between the Company and the derivative counterparty to assess adherence to established credit limits. As of December 31, 2003, the Company’s credit risk from these derivative financial instruments was $75.8 million, net of $544.5 million of cash collateral and $163.0 million in securities pledged as collateral.

Equity Market Risk: Asset fees calculated as a percentage of the separate account assets are a significant source of revenue to the Company. As of December 31, 2003, approximately 80% of separate account assets were invested in equity mutual funds. Gains and losses in the equity markets will result in corresponding increases and decreases in the Company’s separate account assets and the reported asset fee revenue. In addition, a decrease in separate account assets may decrease the Company’s expectations of future profit margins due to a decrease in asset fee revenue and/or an increase in GMDB or GMAB claims, which may require the Company to accelerate the amortization of DAC.

Many of the Company’s individual variable annuity contracts offer GMDB features. The GMDB generally provides a benefit if the annuitant dies and the contract value is less than a specified amount, which may be based on the premiums paid less amounts withdrawn or contract value on a specified anniversary date. A decline in the stock market causing the contract value to fall below this specified amount, which varies from contract to contract based on the date the contract was entered into as well as the GMDB feature elected, will increase the net amount at risk, which is the GMDB in excess of the contract value, which could result in additional GMDB claims. The Company utilizes a combination of risk management techniques to mitigate this risk. In general, for most contracts issued prior to July 2002, the Company obtained reinsurance from independent third parties, whereas for certain contracts issued after December 2002, the Company has been executing an economic hedging program. The GMDB economic hedging program is designed to offset changes in the economic value of the GMDB obligation up to a return of the contract holder’s premium payments, however the first 10% of GMDB claims are not hedged. Currently the program shorts S&P 500 index futures, which provides an offset to changes in the value of the designated obligation. The Company’s economic evaluation of the GMDB obligation is not consistent with current accounting treatment of the GMDB obligation. Therefore the hedging activity will lead to volatility of earnings. This volatility was negligible in 2003. As of December 31, 2003, the net amount at risk, defined as the excess of the death benefit over the account value, was $2.8 billion before reinsurance and $982.9 million net of reinsurance. As of December 31, 2003 and 2002, the Company’s reserve for GMDB claims was $21.8 million and $13.7 million, respectively. See note 21 for discussion of the impact of adopting a new accounting principle regarding GMDB reserves in 2004.

NATIONWIDE LIFE INSURANCE COMPANY AND SUBSIDIARIES

(a wholly owned subsidiary of Nationwide Financial Services, Inc.)

Notes to Consolidated Financial Statements, Continued

The Company also offers certain variable annuity products with a GMAB rider. The GMAB provides the contract holder with a guaranteed return of premium, adjusted proportionately for withdrawals, after a specified period of time, 5, 7 or 10 years, selected by the contract holder at the time of issuance of the variable annuity contract. In some cases, the contract holder also has the option, after a specified period of time, to drop the rider and continue the variable annuity contract without the GMAB. The design of the GMAB rider limits the risk to the Company in a variety of ways including the requirement that a significant portion of the premium be allocated to a guaranteed term option (GTO) that is a fixed rate investment, thereby reducing the equity exposure. The GMAB represents an embedded derivative in the variable annuity contract that is required to be separated from and valued apart from the host variable annuity contract. The embedded derivative is carried at fair value and reported in other future policy benefits and claims. The Company initially records an offset to the fair value of the embedded derivative on the balance sheet, which is amortized through the income statement over the term of the GMAB period of the contract. The fair value of the GMAB embedded derivative is calculated based on actuarial assumptions related to the projected benefit cash flows incorporating numerous assumptions including, but not limited to, expectations of contract holder persistency, market returns, correlation’s of market returns and market return volatility. The Company began selling contracts with the GMAB feature on May 1, 2003. Beginning October 1, 2003, the Company launched an enhanced version of the rider that offered increased equity exposure to the contract holder in return for a higher charge. The Company simultaneously began economically hedging the GMAB exposure for those risks that exceed a level it considered acceptable. The GMAB economic hedge consists of shorting interest rate futures and S&P 500 futures contracts and does not qualify for hedge accounting under FAS 133. See note 2(c) for discussion of economic hedges. The objective of the GMAB economic hedge strategy is to manage the exposures with risk beyond a level considered acceptable to the Company. The Company is exposed to equity market risk related to the GMAB feature should the growth in the underlying investments, including any GTO investment, fail to reach the guaranteed return level. The GMAB embedded derivative will create volatility in earnings, however the hedging program provides substantial mitigation of this exposure. This volatility was negligible in 2003. The fair value of the GMAB embedded derivative as of December 31, 2003 was $4.3 million. Changes in the fair value of the GMAB embedded derivative and the hedging instruments totaled $(0.4) million and $(0.1) million, respectively, during the year ended December 31, 2003.

Significant Concentrations of Credit Risk: The Company grants mainly commercial mortgage loans on real estate to customers throughout the U.S. As of December 31, 2003, the Company has a diversified portfolio with no more than 23% in any geographic area and no more than 2% with any one borrower. As of December 31, 2003, 31% of the carrying value of the Company’s commercial mortgage loan portfolio financed retail properties.

Significant Business Concentrations: As of December 31, 2003, the Company did not have a material concentration of financial instruments in a single investee, industry or geographic location. Also, the Company did not have a concentration of business transactions with a particular customer, lender or distribution source, a market or geographic area in which business is conducted that makes it overly vulnerable to a single event which could cause a severe impact to the Company’s financial position.

Guarantee Risk: In connection with the selling of securitized interests in Low Income Housing Tax Credit Funds (Tax Credit Funds), see note 18, the Company guarantees a specified minimum return to the investor. The guaranteed return varies by transaction and follows general market trends. The Company’s risk related to securitized interests in Tax Credit Funds is that the tax benefits provided to the investor are not sufficient to provide the guaranteed cumulative after-tax yields. The Company mitigates these risks by having qualified individuals with extensive industry experience perform due diligence on each of the underlying properties to ensure they will be capable of delivering the amount of credits anticipated and by requiring cash reserves to be held at various levels within these structures to provide for possible shortfalls in the amount of credits generated.

Reinsurance: The Company has entered into reinsurance contracts to cede a portion of its general account individual annuity business. Total recoveries due from these contracts were $635.9 million as of December 31, 2003. The contracts are immaterial to the Company’s results of operations. The ceding of risk does not discharge the original insurer from its primary obligation to the contractholder. Under the terms of the contracts, trusts have been established as collateral for the recoveries. The trust assets are invested in investment grade securities, the fair value of which must at all times be greater than or equal to 100% or 102% of the reinsured reserves, as outlined in each of the underlying contracts.

NATIONWIDE LIFE INSURANCE COMPANY AND SUBSIDIARIES

(a wholly owned subsidiary of Nationwide Financial Services, Inc.)

Notes to Consolidated Financial Statements, Continued

Collateral – Derivatives: The Company enters into agreements with various counterparties to execute over-the-counter derivative transactions. The Company’s policy is to include a Credit Support Annex with each agreement to protect the Company for any exposure above the approved credit threshold. This also protects the counterparty against exposure to the Company. The Company generally posts securities as collateral and receives cash as collateral from counterparties. The Company maintains ownership of the pledged securities at all times and is entitled to receive from the borrower any payments for interest or dividends received on such securities during the period it is pledged as collateral.

Collateral – Securities Lending: The Company, through its agent, lends certain portfolio holdings and in turn receives cash collateral. The cash collateral is invested in high-quality short-term investments. The Company’s policy requires a minimum of 102% of the fair value of the securities loaned be maintained as collateral. Net returns on the investments, after payment of a rebate to the borrower, are shared between the Company and its agent. Both the borrower and the Company can request or return the loaned securities at any time. The Company maintains ownership of the securities at all times and is entitled to receive from the borrower any payments for interest or dividends received on such securities during the loan term.

(13)	Pension Plan, Postretirement Benefits Other than Pensions and Retirement Savings Plan

The Company, together with certain affiliated companies, sponsors pension plans covering all employees of participating companies who have completed at least one year of service and who have met certain age requirements. Plan contributions are invested in a group annuity contract of NLIC. Benefits are based upon the highest average annual salary of a specified number of consecutive years of the last ten years of service. The Company funds pension costs accrued for direct employees plus an allocation of pension costs accrued for employees of affiliates whose work efforts benefit the Company.

Pension costs charged to operations by the Company during the years ended December 31, 2003, 2002 and 2001 were $13.2 million, $10.0 million and $5.0 million, respectively. The Company has recorded a prepaid pension asset of $7.7 million as of December 31, 2003 compared to pension liability of $0.5 million as of December 31, 2002.

In addition to the defined benefit pension plan, the Company, together with certain other affiliated companies, participates in life and health care defined benefit plans for qualifying retirees. Postretirement life and health care benefits are contributory and generally available to full time employees, hired prior to June 1, 2000, who have attained age 55 and have accumulated 15 years of service with the Company after reaching age 40. Postretirement health care benefit contributions are adjusted annually and contain cost-sharing features such as deductibles and coinsurance. In addition, there are caps on the Company’s portion of the per-participant cost of the postretirement health care benefits. These caps can increase annually, by no more than three percent through 2006, at which time the cap will be frozen. The Company’s policy is to fund the cost of health care benefits in amounts determined at the discretion of management. Plan assets are invested primarily in group annuity contracts of NLIC.

The Medicare Prescription Drug, Improvement and Modernization Act of 2003 (the Act) was signed into law on December 8, 2003. FASB Staff Position FAS 106-1, Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003 permits employers that sponsor postretirement benefit plans to defer accounting for the effects of the Act until the FASB issues guidance on how to account for the provisions of the Act. Specific authoritative guidance on accounting for the Act is pending. The issued guidance could require the plan sponsor to change previously reported information. The Company will defer recognition of the Act until the guidance is issued. Any measures of the accumulated postretirement benefit obligation (APBO) and net periodic postretirement benefit cost (NPPBC) do not reflect the effects of the Act.

The Company’s accrued postretirement benefit expense as of December 31, 2003 and 2002 was $50.5 million and $51.9 million, respectively, and the NPPBC for 2003, 2002 and 2001 was $1.1 million, $3.5 million and $2.9 million, respectively.

NATIONWIDE LIFE INSURANCE COMPANY AND SUBSIDIARIES

(a wholly owned subsidiary of Nationwide Financial Services, Inc.)

Notes to Consolidated Financial Statements, Continued

Information regarding the funded status of the pension plans as a whole and the postretirement life and health care benefit plan as a whole, both of which are U.S. plans, as of December 31, 2003 and 2002 follows:

	Pension Benefits		Postretirement Benefits
(in millions)	2003	2002	2003	2002
Change in benefit obligation:
Benefit obligation at beginning of year	$2,236.2	$2,132.2	$269.7	$314.0
Service cost	104.0	103.3	9.9	13.2
Interest cost	131.7	135.6	19.5	22.5
Participant contributions	—	—	4.2	4.0
Plan amendment	1.6	(11.5)	—	(117.7)
Actuarial loss (gain)	85.1	(13.1)	(2.8)	54.0
Benefits paid	(101.6)	(97.6)	(20.4)	(20.3)
Impact of settlement/curtailment	—	(12.7)	—	—
Impact of plan merger	—	—	26.7	—

Benefit obligation at end of year	2,457.0	2,236.2	306.8	269.7

Change in plan assets:
Fair value of plan assets at beginning of year	1,965.0	2,200.7	106.9	119.7
Actual return on plan assets	265.4	(142.4)	16.5	(12.7)
Employer contributions[1]	113.6	4.3	20.3	16.2
Participant contributions	—	—	4.2	4.0
Benefits paid[1]	(101.6)	(97.6)	(20.4)	(20.3)

Fair value of plan assets at end of year	2,242.4	1,965.0	127.5	106.9

Funded status	(214.6)	(271.2)	(179.3)	(162.8)
Unrecognized prior service cost	30.3	33.6	(103.3)	(116.9)
Unrecognized net losses	192.1	225.9	56.9	71.9
Unrecognized net (asset) obligation at transition	(2.5)	(3.8)	—	0.1

Prepaid (accrued) benefit cost, net	$5.3	$(15.5)	$(225.7)	$(207.7)

Accumulated benefit obligation	$2,020.2	$1,821.0	N/A	N/A

[1]	Employer contributions and benefits paid include only those amounts contributed directly to or paid directly from plan assets.

Effective January 1, 2003, the pension plan was amended to improve benefits for certain participants, resulting in an increase in the projected benefit of $1.6 million. Two significant plan changes were enacted to the postretirement benefit plans as of December 31, 2002. The postretirement medical plan was revised to reflect the current expectation that there will be no further increases in the benefit cap after 2006. Prior to 2007, it is assumed that benefit caps will increase by 3 percent per year, at which time the cap will be frozen. The postretirement death benefit plan was revised to reflect that all employer subsidies will be phased out beginning in 2007. The 2007 subsidy is assumed to be 2/3 of the current subsidy and the 2008 subsidy is assumed to be 1/3 of the current amount. There is no employer subsidized benefit assumed after 2008.

The plan sponsor and participating employers, including the Company, expect to contribute $130.0 million to the pension plan and $20.0 million to the postretirement benefit plan in 2004.

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

NATIONWIDE LIFE INSURANCE COMPANY AND SUBSIDIARIES

(a wholly owned subsidiary of Nationwide Financial Services, Inc.)

Notes to Consolidated Financial Statements, Continued

On June 30, 2002, NMIC Medicare operations ceased, and all Medicare employees were terminated as Nationwide employees. Curtailment charges of $10.5 million and curtailment credits of $10.0 million were directly assigned to NMIC for the years ended December 31, 2003 and 2002 respectively.

Weighted average assumptions used in calculating benefit obligations and the funded status of the pension plan and postretirement life and health care benefit plan as of the end of each period presented were as follows:

	Pension Benefits		Postretirement Benefits
	2003	2002	2003	2002
Discount rate	5.50%	6.00%	6.10%	6.60%
Rate of increase in future compensation levels	4.00%	4.50%	—	—
Assumed health care cost trend rate:
Initial rate	—	—	11.00%[1]	11.30%[1]
Ultimate rate	—	—	5.20%[1]	5.70%[1]
Declining period	—	—	11 Years	11 Years

[1]	The 2003 initial rate is 12.0% for participants over age 65, with an ultimate rate of 5.6% and the 2002 initial rate is 12.3% for participants over age 65, with an ultimate rate of 6.3%.

The Company uses a December 31 measurement date for all plans.

The asset allocation for the pension plan as a whole at the end of 2003 and 2002, and the target allocation for 2004, by asset category, are as follows:

	Target allocation percentage	Percentage of plan assets
Asset Category	2004	2003	2002
Equity Securities	40 - 65	45%	43%
Debt Securities	25 - 50	55%	57%
Real Estate	0 - 10	0%	0%

Total	—	100%	100%

The plan employs a total return investment approach whereby a mix of equities and fixed income investments are used to maximize the long-term return of plan assets for a prudent level of risk. Risk tolerance is established through careful consideration of plan liabilities, plan funded status, and corporate financial condition. Plan language requires investment in a group annuity contract backed by fixed investments with an interest rate guarantee to match liabilities for specific classes of retirees. On a periodic basis, the portfolio is analyzed to establish the optimal mix of assets given current market conditions given the risk tolerance. In the most recent study, asset sub-classes were considered in debt securities (diversified US investment grade bonds, diversified high-yield US securities, and international fixed income, emerging markets, and commercial mortgage loans) and equity investments (domestic equities, private equities, international equities, emerging market equities and real estate investments). Each asset sub-class chosen contains a diversified blend of securities from that sub-class. Investment mix is measured and monitored on an on-going basis through regular investment reviews, annual liability measurements, and periodic asset/liability studies.

NATIONWIDE LIFE INSURANCE COMPANY AND SUBSIDIARIES

(a wholly owned subsidiary of Nationwide Financial Services, Inc.)

Notes to Consolidated Financial Statements, Continued

The asset allocation for the other postretirement life and healthcare benefit plan as a whole at the end of 2003 and 2002, and the target allocation for 2004, by asset category, are as follows:

	Target allocation percentage	Percentage of plan assets
Asset Category	2004	2003	2002
Equity Securities	50 - 80	59%	53%
Debt Securities	20 - 50	35%	39%
Other	0 - 10	6%	8%

Total	—	100%	100%

The other postretirement life and health care benefit plan employs a total return investment approach whereby a mix of equities and fixed income investments are used to maximize the long-term return of plan assets for a prudent level of risk. Risk tolerance is established through careful consideration of plan liabilities, plan funded status, and corporate financial condition. Plan investments for retiree life insurance benefits include a retiree life insurance contract issued by NLIC and for retiree medical liabilities both a group annuity contract issued by NLIC backed by fixed investments with an interest rate guarantee and a separate account invested in diversified US equities. The investment mix is measured and monitored on an on-going basis through regular investment reviews, annual liability measurements, and periodic asset/liability studies.

The components of net periodic pension cost for the pension plan as a whole for the years ended December 31, 2003, 2002 and 2001 were as follows:

(in millions)	2003	2002	2001
Service cost (benefits earned during the period)	$104.0	$103.3	$89.3
Interest cost on projected benefit obligation	131.7	135.6	129.1
Expected return on plan assets	(156.7)	(178.6)	(183.8)
Recognized gains	0.1	—	(7.8)
Amortization of prior service cost	4.5	4.4	3.2
Amortization of unrecognized transition asset	(1.3)	(1.3)	(1.3)

Net periodic pension cost	$82.3	$63.4	$28.7

Weighted average assumptions used in calculating the net periodic pension cost, set at the beginning of each year, for the pension plan were as follows:

	2003	2002	2001
Weighted average discount rate	6.00%	6.50%	6.75%
Rate of increase in future compensation levels	4.50%	4.75%	5.00%
Expected long-term rate of return on plan assets	7.75%	8.25%	8.00%

NATIONWIDE LIFE INSURANCE COMPANY AND SUBSIDIARIES

(a wholly owned subsidiary of Nationwide Financial Services, Inc.)

Notes to Consolidated Financial Statements, Continued

The Company employs a prospective building block approach in determining the long-term expected rate of return for plan assets. This process is integrated with the determination of other economic assumptions such as discount rate and salary scale. Historical markets are studied and long-term historical relationships between equities and fixed-income are preserved consistent with the widely accepted capital market principle that assets with higher volatility generate a greater return over the long run called a risk premium. Historic risk premiums are used to develop expected real rates of return of each asset sub-class. The expected real rates of return, reduced for investment expenses, are applied to the target allocation of each asset sub-class to produce an expected real rate of return for the target portfolio. This expected real rate of return will vary by plan and will change when the plan’s target investment portfolio changes. Current market factors such as inflation and interest rates are incorporated in the process as follows. For a given measurement date, the discount rate is set by reference to the yield on high-quality corporate bonds to approximate the rate at which plan benefits could effectively be settled. The historic real rate of return is subtracted from these bonds to generate an assumed inflation rate. The expected long-term rate of return for plan assets is the assumed inflation rate plus the expected real rate of return. This process effectively sets the expected return for the plan’s portfolio at the yield for the reference bond portfolio, adjusted for expected risk premiums of the target asset portfolio. Given the prospective nature of this calculation, short-term fluctuations in the market do not impact the expected risk premiums. However, as the yield for the reference bond fluctuates, the assumed inflation rate and the expected long-term rate are adjusted in tandem.

In 2002, the pension plan’s target investment portfolio was modified based on the recommendations of a pension optimization study. This change in investment strategy is expected to increase long-term real rates of return 0.50% while maintaining the same aggregate risk level. For this reason, the expected long-term rate of return was increased to 8.25% in 2002 from 8.00% in 2001.

The components of NPPBC for the postretirement benefit plan as a whole for the years ended December 31, 2003, 2002 and 2001 were as follows:

(in millions)	2003	2002	2001
Service cost (benefits attributed to employee service during the year)	$9.9	$13.2	$12.6
Interest cost on accumulated postretirement benefit obligation	19.5	22.5	21.4
Expected return on plan assets	(8.0)	(9.2)	(9.6)
Amortization of unrecognized transition obligation of affiliates	—	0.6	0.6
Net amortization and deferral	(9.9)	(0.5)	(0.4)

NPPBC	$11.5	$26.6	$24.6

Weighted average actuarial assumptions used for the measurement of the NPPBC, set at the beginning of each year, for the postretirement benefit plan for 2003, 2002 and 2001 were as follows:

	2003	2002	2001
Discount rate	6.60%	7.25%	7.50%
Long-term rate of return on plan assets	7.50%	7.75%	8.00%
Assumed health care cost trend rate:
Initial rate	11.30%[1]	11.00%[1]	11.00%
Ultimate rate	5.70%[1]	5.50%[1]	5.50%
Declining period	11 Years	4 Years	4 Years

[1]	The 2003 initial rate is 12.0% for participants over age 65, with an ultimate rate of 5.6% and the 2002 initial rate is 12.3% for participants over age 65, with an ultimate rate of 6.3%.

Because current plan costs are very close to the employer dollar caps, the health care cost trend has an immaterial effect on plan obligations and expense for the postretirement benefit plan as a whole. For this reason, the effect of a one percentage point increase or decrease in the assumed health care cost trend rate on the APBO as of December 31, 2003 and on the NPPBC for the year ended December 31, 2003 was not calculated.

NATIONWIDE LIFE INSURANCE COMPANY AND SUBSIDIARIES

(a wholly owned subsidiary of Nationwide Financial Services, Inc.)

Notes to Consolidated Financial Statements, Continued

The Company, together with other affiliated companies, sponsors defined contribution retirement savings plans covering substantially all employees of the Company. Employees may make salary deferral contributions of up to 22%. Salary deferrals of up to 6% are subject to a 50% Company match. The Company’s expense for contributions to these plans totaled $5.5 million, $5.7 million and $5.6 million for 2003, 2002 and 2001, respectively, including $0.5 million and $0.4 million related to discontinued operations for 2002 and 2001, respectively.

(14)	Shareholder’s Equity, Regulatory Risk-Based Capital, Retained Earnings and Dividend Restrictions

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

The statutory capital and surplus of NLIC as of December 31, 2003 and 2002 was $2.23 billion and $1.61 billion, respectively. The statutory net income of NLIC for the years ended December 31, 2003, 2002 and 2001 was $444.4 million, $92.5 million and $83.1 million, respectively.

The Company is limited in the amount of shareholder dividends it may pay without prior approval by the Department. As of January 1, 2004, based on statutory financial results as of and for the year ended December 31, 2003, NLIC could pay dividends totaling $284.4 million without obtaining prior approval. In February 2004, NLIC obtained prior approval from the Ohio Department of Insurance to pay a dividend to NFS in the amount of $75.0 million because the December 31, 2003 statutory financial statements had not been filed at the time of the dividend.

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

NATIONWIDE LIFE INSURANCE COMPANY AND SUBSIDIARIES

(a wholly owned subsidiary of Nationwide Financial Services, Inc.)

Notes to Consolidated Financial Statements, Continued

(15)	Related Party Transactions

Pursuant to a cost sharing agreement among NMIC and certain of its direct and indirect subsidiaries, including the Company, NMIC provides certain operational and administrative services, such as investment management, advertising, personnel and general management services, to those subsidiaries. Expenses covered by such agreement are subject to allocation among NMIC and such subsidiaries. Measures used to allocate expenses among companies include individual employee estimates of time spent, special cost studies, salary expense, commission expense and other methods agreed to by the participating companies and that are within industry guidelines and practices. In addition, Nationwide Services Company, LLC, a subsidiary of NMIC, provides computer, telephone, mail, employee benefits administration, and other services to NMIC and certain of its direct and indirect subsidiaries, including the Company, based on specified rates for units of service consumed. For the years ended December 31, 2003, 2002 and 2001, the Company made payments to NMIC and Nationwide Services Company, LLC, totaling $170.4 million, $135.6 million and $139.8 million, respectively. The Company does not believe that expenses recognized under these agreements are materially different than expenses that would have been recognized had the Company operated on a stand-alone basis.

NLIC has issued group annuity and life insurance contracts and performs administrative services for various employee benefit plans sponsored by NMIC or its affiliates. Total account values of these contracts were $5.22 billion and $4.50 billion as of December 31, 2003 and 2002, respectively. Total revenues from these contracts were $138.9 million, $143.3 million and $150.7 million for the years ended December 31, 2003, 2002 and 2001, respectively, and include policy charges, net investment income from investments backing the contracts and administrative fees. Total interest credited to the account balances were $111.8 million, $114.8 million and $122.5 million for the years ended December 31, 2003, 2002 and 2001, respectively. The terms of these contracts are consistent in all material respects with what the Company offers to unaffiliated parties who are similarly situated.

Funds of Gartmore Global Investments, Inc. (GGI), an affiliate, are offered as investment options in certain of the Company’s products. As of December 31, 2003 and 2002, customer allocations to GGI funds were $12.80 billion and $12.21 billion, respectively. For the years ended December 31, 2003 and 2002, GGI paid the Company $38.6 million and $35.3 million, respectively, for the distribution and servicing of these funds.

NLIC has a reinsurance agreement with NMIC whereby all of NLIC’s accident and health business not ceded to unaffiliated reinsurers is ceded to NMIC on a modified coinsurance basis. Either party may terminate the agreement on January 1 of any year with prior notice. Under a modified coinsurance agreement, the ceding company retains invested assets and investment earnings are paid to the reinsurer. Under the terms of NLIC’s agreements, the investment risk associated with changes in interest rates is borne by the reinsurer. Risk of asset default is retained by NLIC, although a fee is paid to NLIC for the retention of such risk. The ceding of risk does not discharge the original insurer from its primary obligation to the policyholder. The Company believes that the terms of the modified coinsurance agreements are consistent in all material respects with what the Company could have obtained with unaffiliated parties. Revenues ceded to NMIC for the years ended December 31, 2003, 2002 and 2001 were $286.7 million, $325.0 million and $200.7 million, respectively, while benefits, claims and expenses ceded were $247.5 million, $328.4 million and $210.1 million, respectively.

Under a marketing agreement with NMIC, NLIC makes payments to cover a portion of the agent marketing allowance that is paid to Nationwide agents. These costs cover product development and promotion, sales literature, rent and similar items. Payments under this agreement totaled $24.8 million, $24.9 million and $26.4 million for the years ended December 31, 2003, 2002 and 2001, respectively.

The Company leases office space from NMIC and certain of its subsidiaries. For the years ended December 31, 2003, 2002 and 2001, the Company made lease payments to NMIC and its subsidiaries of $17.5 million, $20.2 million and $18.7 million, respectively.

NATIONWIDE LIFE INSURANCE COMPANY AND SUBSIDIARIES

(a wholly owned subsidiary of Nationwide Financial Services, Inc.)

Notes to Consolidated Financial Statements, Continued

The Company also participates in intercompany repurchase agreements with affiliates whereby the seller will transfer securities to the buyer at a stated value. Upon demand or after a stated period, the seller will repurchase the securities at the original sales price plus interest. As of December 31, 2003 and 2002, the Company had no borrowings from affiliated entities under such agreements. During 2003, 2002 and 2001, the most the Company had outstanding at any given time was $126.0 million, $224.9 million and $368.5 million, respectively, and the Company incurred interest expense on intercompany repurchase agreements of $0.1 million, $0.3 million and $0.2 million for 2003, 2002 and 2001, respectively. The Company believes that the terms of the repurchase agreements are materially consistent with what the Company could have obtained with unaffiliated parties.

The Company and various affiliates entered into agreements with Nationwide Cash Management Company (NCMC), an affiliate, under which NCMC acts as a common agent in handling the purchase and sale of short-term securities for the respective accounts of the participants. Amounts on deposit with NCMC for the benefit of the Company were $205.9 million and $87.0 million as of December 31, 2003 and 2002, respectively, and are included in short-term investments on the accompanying consolidated balance sheets. For the years ending December 31, 2003, 2002 and 2001, the Company paid NCMC fees and expenses totaling $0.3 million, $0.3 million and $0.4 million, respectively.

Certain annuity products are sold through affiliated companies, which are also subsidiaries of NFS. Total commissions and fees paid to these affiliates for each of the years in the three year period ended December 31, 2003 were $62.0 million, $50.3 million and $52.9 million, respectively.

Through September 30, 2002, the Company filed a consolidated federal income tax return with NMIC, as discussed in more detail in note 9, beginning October 1, 2002, NLIC files a consolidated federal income tax return with NLAIC. Total payments to (from) NMIC were $71.0 million and $(45.4) million for the years ended December 31, 2002 and 2001, respectively. Total payments to (from) NLAIC were $(2.7) million and $0 for the years ended December 31, 2003 and 2002, respectively.

In the third quarter of 2003, NLIC received a capital contribution of 100% of the common stock of Nationwide Retirement Plan Solutions (NRPS) from NFS. The capital contribution was valued at $0.2 million. Immediately after receipt of this capital contribution, NRPS was dissolved into NLIC.

In first quarter 2003 NLIC received a $200.0 million capital contribution from NFS for general corporate purposes.

In 2003 and 2002, NLIC paid dividends of $60.0 million and $35.0 million, respectively, to NFS. During 2003 and 2002 NLIC returned capital totaling $100.0 million and $475.0 million to NFS, respectively. Furthermore, in February 2004, NLIC paid a $75.0 million dividend to NFS.

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

In December 2001, NLIC issued NFS a 7.50%, $300.0 million surplus note maturing on December 17, 2031. In June 2002, NLIC issued NFS an 8.15%, $300.0 million surplus note maturing June 27, 2032. In December 2003, NLIC issued NFS a 6.75%, $100.0 million surplus note maturing December 23, 2033. The Company made interest payments on surplus notes to NFS totaling $47.1 million and $30.1 million in 2003 and 2002, respectively. In addition, the Company made interest payments on unsecured notes to NFS totaling less than $0.1 million and $0.5 million in 2003 and 2002, respectively. As of December 31, 2003 there were no outstanding balances on unsecured notes to NFS.

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

(16)	Bank Lines of Credit

The Company has available as a source of funds a $1.00 billion revolving credit facility entered into by NFS, NLIC and NMIC. The facility is comprised of a five-year $700.0 million agreement maturing in May of 2005 and a 364 day $300.0 million agreement maturing in May of 2004 with a group of financial institutions. The Company and NMIC intend to renew both parts of the credit facility in 2004. The facility provides for several and not joint liability with respect to any amount drawn by any party. The facility contains covenants, including, but not limited to, requirements that the Company maintain consolidated tangible net worth, as defined, in excess of $1.69 billion and NLIC maintain statutory surplus in excess of $935.0 million. The Company had no amounts outstanding under this agreement as of December 31, 2003. NLIC is currently required to maintain an available credit facility equal to 50% of any amounts outstanding under its $500.0 million commercial paper program. Therefore, availability under the aggregate $1.00 billion credit facility is reduced by an amount equal to 50% of any commercial paper outstanding. NLIC had $199.8 million of commercial paper outstanding as of December 31, 2003.

Also, the Company has entered into an agreement with its custodial bank to borrow against the cash collateral that is posted in connection with its securities lending program. This is an uncommitted facility, which is contingent on the liquidity of the securities lending program. The maximum amount available under the agreement is $100.0 million. The borrowing rate on this program rate is equal to fed funds plus 3 basis points. There were no amounts outstanding under this agreement as of December 31, 2003.

(17)	Contingencies

On October 29, 1998, the Company was named in a lawsuit filed in Ohio state court by plaintiff Mercedes Castillo that challenged the sale of deferred annuity products for use as investments in tax-deferred contributory retirement plans (Mercedes Castillo v. Nationwide Financial Services, Inc., Nationwide Life Insurance Company and Nationwide Life and Annuity Insurance Company). On May 3, 1999, the complaint was amended to, among other things, add Marcus Shore as a second plaintiff. The amended complaint was brought as a class action on behalf of all persons who purchased individual deferred annuity contracts or participated in group annuity contracts sold by the Company and the other named Company affiliates, which were allegedly used to fund certain tax-deferred retirement plans. The amended complaint seeks unspecified compensatory and punitive damages. On May 28, 2002, the Court granted the motion of Marcus Shore to withdraw as a named plaintiff and denied plaintiffs’ motion to add new persons as named plaintiffs. On November 4, 2002, the Court issued a decision granting the Company’s motion for summary judgment on all of plaintiff Mercedes Castillo’s individual claims, and ruling that plaintiff’s motion for class certification was moot. Following appeal by the plaintiff, both of those decisions were affirmed by the Ohio Court of Appeals on September 9, 2003. The plaintiff filed a notice of appeal of the decision by the Ohio Court of Appeals on October 24, 2003. The Ohio Supreme Court announced on January 21, 2004 that the appeal was not accepted and the time for reconsideration has expired.

NATIONWIDE LIFE INSURANCE COMPANY AND SUBSIDIARIES

(a wholly owned subsidiary of Nationwide Financial Services, Inc.)

Notes to Consolidated Financial Statements, Continued

On October 31, 2003, a lawsuit seeking class action status containing allegations similar to those made in the Castillo case was filed against NLIC in Arizona federal court by plaintiff Robert Helman (Robert Helman et al v. Nationwide Life Insurance Company et al). This lawsuit is in a very preliminary stage and the Company is of evaluating its merits. The Company intends to defend this lawsuit vigorously.

On August 15, 2001, the Company was named in a lawsuit filed in Connecticut federal court (Lou Haddock, as trustee of the Flyte Tool & Die, Incorporated Deferred Compensation Plan, et al v. Nationwide Financial Services, Inc. and Nationwide Life Insurance Company). The plaintiffs first amended their complaint on September 6, 2001 to include class action allegations, and have subsequently amended their complaint twice. As amended, in the current complaint, the plaintiffs seek to represent a class of ERISA qualified retirement plans that purchased variable annuities from NLIC. Plaintiffs allege that they invested ERISA plan assets in their variable annuity contracts, and that the Company acquired and breached ERISA fiduciary duties by accepting service payments from certain mutual funds that allegedly consisted of or diminished those ERISA plan assets. The complaint seeks disgorgement of some or all of the fees allegedly received by the Company and other unspecified relief for restitution, along with declaratory and injunctive relief and attorneys’ fees. On December 3, 2001, the plaintiffs filed a motion for class certification. Plaintiffs filed a supplement to that motion on September 19, 2003. The Company opposed that motion on December 24, 2003. On January 30, 2004, the Company filed its Revised Memorandum in Support of Summary Judgment, and a Motion Requesting that the Court Decide Summary Judgment before Class Certification. Plaintiffs are opposing that motion. The Company intends to defend this lawsuit vigorously.

On May 1, 2003, a class action was filed against NLIC in the United States District Court for the Eastern District of Louisiana, (Edward Miller, Individually, and on behalf of all others similarly situated, v. Nationwide Life Insurance Company). The complaint alleges that in 2001, plaintiff Edward Miller purchased three group modified single premium variable annuities issued by NLIC. Plaintiff alleges that NLIC represented in its prospectus and promised in its annuity contracts that contract holders could transfer assets without charge among the various funds available through the contracts, that the transfer rights of contract holders could not be modified and that NLIC’s expense charges under the contracts were fixed. Plaintiff claims that NLIC has breached the contracts and violated federal securities laws by imposing trading fees on transfers that were supposed to have been without charge. Plaintiff seeks compensatory damages and rescission on behalf of himself and a class of persons who purchased this type of annuity or similar contracts issued by NLIC between May 1, 2001 and April 30, 2002 inclusive and were allegedly damaged by paying transfer fees. The Company’s motion to dismiss the complaint was granted by the Court on October 28, 2003. Plaintiff has appealed that dismissal.

On January 21, 2004, the Company was named in a lawsuit filed in the U.S. District Court for the Northern District of Mississippi (United Investors Life Insurance Company v. Nationwide Life Insurance Company and/or Nationwide Life Insurance Company of America and/or Nationwide Life and Annuity Insurance Company and/or Nationwide Life and Annuity Company of America and/or Nationwide Financial Services, Inc. and/or Nationwide Financial Corporation, and John Does A-Z). In its complaint, the plaintiff alleges that the Company and/or its affiliated life insurance companies (1) tortiously interfered with the plaintiff’s contractual and fiduciary relationship with Waddell & Reed, Inc. and/or its affiliates, Waddell & Reed Financial, Inc., Waddell & Reed Financial Services, Inc. and W & R Insurance Agency, Inc. (collectively, “Waddell & Reed”), (2) conspired with and otherwise caused Waddell & Reed to breach its contractual and fiduciary obligations to the plaintiff, and (3) tortiously interfered with the plaintiff’s contractual relationship with policyholders of insurance policies issued by the plaintiff. The complaint seeks compensatory damages, punitive damages, pre- and post-judgment interest, a full accounting, and costs and disbursements, including attorneys’ fees. The plaintiff seeks to have each defendant judged jointly and severally liable for all damages. This lawsuit is in a very preliminary stage, and the Company intends to defend it vigorously.

NATIONWIDE LIFE INSURANCE COMPANY AND SUBSIDIARIES

(a wholly owned subsidiary of Nationwide Financial Services, Inc.)

Notes to Consolidated Financial Statements, Continued

The financial services industry, including mutual fund, variable annuity and distribution companies have been the subject of increasing scrutiny by regulators, legislators, and the media over the past year. Numerous regulatory agencies, including the United States Securities and Exchange Commission and the New York Attorney General, have commenced industry-wide investigations regarding late trading and market timing in connection with mutual funds and variable insurance contracts, and have commenced enforcement actions against some mutual fund companies on those issues. Investigations and enforcement actions have also been commenced, on a smaller scale, regarding the sales practices of mutual fund and variable annuity distributors. These legal proceedings are expected to continue in the future. These investigations and proceedings could result in legal precedents, as well as new industry-wide legislation, rules, or regulations, that could significantly affect the financial services industry, including variable annuity companies. The Company has been contacted by regulatory agencies for information relating to market timing, late trading, and sales practices. The Company is cooperating with these regulatory agencies and is responding to those information requests.

There can be no assurance that any such litigation or regulatory actions will not have a material adverse effect on the Company in the future.

(18)	Securitization Transactions

To date, the Company has sold $290.1 million of credit enhanced equity interests in Tax Credit Funds to unrelated third parties. The Company has guaranteed cumulative after-tax yields to third party investors ranging from 5.10% to 5.25% and as of December 31, 2003 held guarantee reserves totaling $2.9 million on these transactions. These guarantees are in effect for periods of approximately 15 years each. The Tax Credit Funds provide a stream of tax benefits to the investors that will generate a yield and return of capital. To the extent that the tax benefits are not sufficient to provide these cumulative after-tax yields, then the Company must fund any shortfall, which is mitigated by stabilization collateral set aside by the Company at the inception of the transactions.

The maximum amount of undiscounted future payments that the Company could be required to pay the investors under the terms of the guarantees is $824.2 million. The Company does not anticipate making any payments related to the guarantees.

At the time of the sales, $4.3 million of net sale proceeds were set aside as collateral for certain properties owned by the Tax Credit Funds that had not met all of the criteria necessary to generate tax credits. Such criteria include completion of construction and the leasing of each unit to a qualified tenant among other criteria. Properties meeting the necessary criteria are considered to have “stabilized.” The properties are evaluated regularly and upon stabilizing, the collateral is released. During 2003 and 2002, $3.1 million and $0.5 million of stabilization collateral had been released into income, respectively.

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

(19)	Segment Information

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

In addition to the product segments, the Company reports a Corporate segment. The Corporate segment includes net investment income not allocated to the three product segments, unallocated expenses and interest expense on debt and expenses of the Company’s non-insurance subsidiaries not reported within the three product segments. In addition to these operating revenues and expenses, the Company also reports net realized gains and losses on investments not related to securitizations, hedging instruments and hedged items in the Corporate segment, but does not consider them as part of pre-tax operating earnings.

NATIONWIDE LIFE INSURANCE COMPANY AND SUBSIDIARIES

(a wholly owned subsidiary of Nationwide Financial Services, Inc.)

Notes to Consolidated Financial Statements, Continued

The following tables summarize the financial results of the Company’s business segments for the years ended December 31, 2003, 2002 and 2001.

(in millions)	Individual Annuity	Institutional Products	Life Insurance	Corporate	Total
2003
Net investment income	$807.9	$787.7	$324.3	$60.1	$1,980.0
Other operating revenue	517.7	162.3	536.2	0.4	1,216.6
Net realized losses on investments, hedging instruments and hedged items	—	—	—	(100.8)	(100.8)

Total operating revenues	1,325.6	950.0	860.5	(40.3)	3,095.8

Interest credited to policyholder account values	602.5	512.3	185.6	—	1,300.4
Amortization of deferred policy acquisition costs	228.4	45.6	101.9	—	375.9
Interest expense on debt, primarily with NFS	—	—	—	48.4	48.4
Other benefits and expenses	324.0	183.1	423.0	6.6	936.7

Total benefits and expenses	1,154.9	741.0	710.5	55.0	2,661.4

Income from continuing operations before federal income tax expense	170.7	209.0	150.0	(95.3)	$434.4

Net realized losses on investments, hedging instruments and hedged items	—	—	—	100.8

Pre-tax operating earnings [1]	$170.7	$209.0	$150.0	$5.5

Assets as of period end	$49,392.5	$33,837.4	$11,243.5	$6,097.5	$100,570.9

2002
Net investment income	$668.5	$800.2	$328.6	$41.2	$1,838.5
Other operating revenue	526.2	177.9	537.7	0.7	1,242.5
Net realized losses on investments, hedging instruments and hedged items	—	—	—	(84.4)	(84.4)

Total operating revenues	1,194.7	978.1	866.3	(42.5)	2,996.6

Interest credited to policyholder account values	505.9	548.9	186.4	—	1,241.2
Amortization of deferred policy acquisition costs	528.2	53.7	88.2	—	670.1
Interest expense on debt, primarily with NFS	—	—	—	36.0	36.0
Other benefits and expenses	283.4	172.1	420.2	4.1	879.8

Total benefits and expenses	1,317.5	774.7	694.8	40.1	2,827.1

Income (loss) from continuing operations before federal income tax expense	(122.8)	203.4	171.5	(82.6)	169.5

Net realized losses on investments, hedging instruments and hedged items	—	—	—	84.4

Pre-tax operating (loss) earnings [1]	$(122.8)	$203.4	$171.5	$1.8

Assets as of period end	$40,830.0	$30,440.7	$9,676.3	$5,075.6	$86,022.6

NATIONWIDE LIFE INSURANCE COMPANY AND SUBSIDIARIES

(a wholly owned subsidiary of Nationwide Financial Services, Inc.)

Notes to Consolidated Financial Statements, Continued

(in millions)	Individual Annuity	Institutional Products	Life Insurance	Corporate	Total
2001
Net investment income	$534.7	$847.5	$323.3	$19.2	$1,724.7
Other operating revenue	556.0	209.4	511.5	(0.3)	1,276.6
Net realized losses on investments, hedging instruments and hedged items	—	—	—	(18.3)	(18.3)

Total operating revenues	1,090.7	1,056.9	834.8	0.6	2,983.0

Interest credited to policyholder account values	433.2	627.8	177.7	—	1,238.7
Amortization of deferred policy acquisition costs	220.0	47.6	80.3	—	347.9
Interest expense on debt primarily with NFS	—	—	—	6.2	6.2
Other benefits and expenses	206.1	170.2	387.1	(2.1)	761.3

Total benefits and expenses	859.3	845.6	645.1	4.1	2,354.1

Income (loss) from continuing operations before federal income tax expense	231.4	211.3	189.7	(3.5)	$628.9

Net realized losses on investments not related to securitizations, hedging instruments and hedged items	—	—	—	20.2

Pre-tax operating earnings [1]	$231.4	$211.3	$189.7	$16.7

Assets as of period end	$43,885.4	$34,130.1	$9,129.0	$4,010.1 [2]	$91,154.6

[1]	Excludes net realized gains and losses on investments not related to securitizations, hedging instruments and hedged items, discontinued operations and cumulative effect of adoption of accounting principles.

[2]	Inclues $24.8 million of assets related to discontinued operations.

The Company has no significant revenue from customers located outside of the U.S. nor does the Company have any significant long-lived assets located outside the U.S.

(20)	Variable Interest Entities

As of December 31, 2003, the Company has relationships with eight VIEs where the Company is the primary beneficiary. Each of these VIEs is a conduit that assists the Company in structured products transactions. One of the VIEs is used in the securitization of mortgage loans, while the others are involved in the sale of Low-Income-Housing Tax Credit Funds (Tax Credit Funds) to third-party investors where the Company provides guaranteed returns (See note 18). The Company has not yet adopted FIN 46 or FIN 46R as it relates to these VIEs. As such, these VIEs and their results of operations are not included in the consolidated financial statements.

The net assets of these VIEs totaled $176.1 million as of December 31, 2003. The most significant components of net assets are $58.7 million of mortgage loans on real estate, $241.9 million of other long-term investments, $37.9 million in other assets, $59.2 million of short-term debt and $103.3 million of other liabilities. The total exposure to loss on these VIEs where the Company may be the primary beneficiary is less than $0.1 million as of December 31, 2003.

For the mortgage loan VIE, which is the VIE to which the short-term debt relates to, the creditors have no recourse against the Company in the event of default by the VIE.

NATIONWIDE LIFE INSURANCE COMPANY AND SUBSIDIARIES

(a wholly owned subsidiary of Nationwide Financial Services, Inc.)

Notes to Consolidated Financial Statements, Continued

In addition to the VIEs described above, the Company also holds variable interests, in the form of limited partnership (LP) or similar investments, in a number of tax credit funds. These investments have been held by the Company for periods of 1 to 7 years and allow the Company to experience certain tax credits and other tax benefits from affordable housing projects. The Company also has certain investments in securitization transactions that qualify as VIEs, but for which the Company is not the primary beneficiary. The total exposure to loss on these VIEs where the Company is not the primary beneficiary is $44.2 million as of December 31, 2003.

(21)	Subsequent Event

As discussed in note 2(n), the Company adopted SOP 03-1 effective January 1, 2004. In connection with this adoption, the following cumulative effect adjustments are expected to be recorded in the 2004 consolidated financial statements.

(in millions)	January 1, 2004
Increase in future policy benefits - ratchet interest crediting	$(12.3)
Increase in future policy benefits - secondary guarantees - life insurance	(2.4)
Increase in future policy benefits - GMDB claim reserves	(1.8)
Increase in future policy benefits - GMIB claim reserves	(1.0)
Deferred acquisition costs related to above	12.4
Deferred federal income taxes	1.8

Cumulative effect of adoption of accounting principle, net of tax	$(3.3)

Under SOP 03-1, the Company’s GMDB claim reserves are determined by estimating the expected value of death benefits on contracts that trigger a policy benefit and recognizing the excess ratably over the accumulation period based on total expected assessments. The Company will regularly evaluate estimates used and will adjust the additional liability balance as appropriate, with a related charge or credit to other benefits and claims, if actual experience or other evidence suggests that earlier assumptions should be revised.

The following assumptions and methodology were used to determine the GMDB claim reserves upon adoption of SOP 03-1:

•	Data used was based on a combination of historical numbers and future projections involving 250 stochastically generated investment performance scenarios

•	Mean gross equity performance of 8.1%

•	Equity volatility of 18.7%

•	Mortality – 100% of Annuity 2000 table

•	Discount rate of 8.0%

Lapse rate assumptions vary by duration as shown below:

Duration (years)	1	2	3	4	5	6	7	8	9	10+
Minimum	4.50%	5.50%	6.50%	8.50%	10.50%	10.50%	10.50%	17.50%	17.50%	17.50%
Maximum	4.50%	8.50%	11.50%	17.50%	22.50%	22.50%	22.50%	22.50%	22.50%	19.50%

GMABs are considered derivatives under SFAS 133 resulting in the related liabilities being recognized at fair value with changes in fair value reported in earnings, and therefore, excluded from the SOP 03-1 claim reserve.

NATIONWIDE LIFE INSURANCE COMPANY AND SUBSIDIARIES

(a wholly owned subsidiary of Nationwide Financial Services, Inc.)

Notes to Consolidated Financial Statements, Continued

The GMIB claim reserves will be determined each period by estimating the expected value of the annuitization benefits in excess of the projected account balance at the date of annuitization and recognizing the excess ratably over the accumulation period based on total assessments. The Company will regularly evaluate estimates used and will adjust the additional liability balance as appropriate, with a related charge or credit to other benefits and claims, if actual experience or other evidence suggests that earlier assumptions should be revised. The assumptions used in calculating the GMIB claim reserves are consistent with those used for calculating the GMDB claim reserves. In addition, the calculation of the GMIB claim reserves assumes utilization ranges from a low of 3% when the contract holder’s annuitization value is 10% in the money to 100% utilization when the contract holder is 90% in the money.

SCHEDULE I

NATIONWIDE LIFE INSURANCE COMPANY AND SUBSIDIARIES

CONSOLIDATED SUMMARY OF INVESTMENTS -

OTHER THAN INVESTMENTS IN RELATED PARTIES

(in millions)

As of December 31, 2003

Column A	Column B	Column C	Column D
Type of Investment	Cost	Market value	Amount at which shown in the consolidated balance sheet
Fixed maturity securities available-for-sale:
Bonds:
U.S. Government and government agencies and authorities	$1,042.5	$1,101.6	$1,101.6
States, municipalities and political subdivisions	167.6	163.4	163.4
Foreign governments	51.8	53.0	53.0
Public utilities	1,907.7	2,009.1	2,009.1
All other corporate	22,680.6	23,619.7	23,619.7

Total fixed maturity securities available-for-sale	25,850.2	26,946.8	26,946.8

Equity securities available-for-sale:
Common stocks:
Industrial, miscellaneous and all other	74.0	85.6	85.6
Non-redeemable preferred stock	—	—	—

Total equity securities available-for-sale	74.0	85.6	85.6

Mortgage loans on real estate, net	8,371.2		8,345.8[1]
Real estate, net:
Investment properties	85.8		69.3	[2]
Acquired in satisfaction of debt	27.9		27.2	[2]
Policy loans	618.3		618.3
Other long-term investments	100.5		98.1	[3,4]
Short-term investments, including amounts managed by a related party	1,860.8		1,860.8

Total investments	$36,988.7		$38,051.9

[1]	Difference from Column B is primarily due to valuation allowances due to impairments on mortgage loans on real estate (see note 3 to the consolidated financial statements), hedges and commitment hedges on mortgage loans on real estate.

[2]	Difference from Column B primarily results from adjustments for accumulated depreciation.

[3]	Difference from Column B is primarily due to operating gains and/or losses of investments in limited partnerships.

[4]	Amount shown does not agree to the consolidated balance sheet due to unconsolidated related party investments in the amount of $32.5 million.

See accompanying independent auditors’ report.

SCHEDULE III

NATIONWIDE LIFE INSURANCE COMPANY AND SUBSIDIARIES

SUPPLEMENTARY INSURANCE INFORMATION

(in millions)

As of December 31, 2003, 2002 and 2001 and for each of the years then ended

Column A	Column B	Column C	Column D	Column E	Column F
Segment	Deferred policy acquisition costs	Future policy benefits, losses, claims and loss expenses	Unearned premiums[1]	Other policy claims and benefits payable[1]	Premium revenue
2003: Individual Annuity	$1,984.0	$15,127.4			$89.7
Institutional Products	301.1	14,796.7			—
Life Insurance	1,174.9	5,114.6			190.1
Corporate	(240.7)	283.6			—

Total	$3,219.3	$35,322.3			$279.8

2002: Individual Annuity	$1,835.5	$12,782.8			$69.4
Institutional Products	304.8	13,708.8			—
Life Insurance	1,128.3	4,813.3			190.5
Corporate	(297.5)	374.9			—

Total	$2,971.1	$31,679.8			$259.9

2001: Individual Annuity	$1,946.8	$8,857.2			$60.9
Institutional Products	307.7	11,872.7			—
Life Insurance	1,025.2	4,252.3			190.2
Corporate	(90.7)	233.8			—

Total	$3,189.0	$25,216.0			$251.1

Column A	Column G	Column H	Column I	Column J	Column K
Segment	Net investment income[2]	Benefits, claims, losses and settlement expenses	Amortization of deferred policy acquisition costs	Other operating expenses[2]	Premiums written
2003: Individual Annuity	$807.9	$739.8	$228.4	$186.7
Institutional Products	787.7	512.3	45.6	183.1
Life Insurance	324.3	451.3	101.9	157.3
Corporate	60.1	—	—	55.0

Total	$1,980.0	$1,703.4	$375.9	$582.1

2002: Individual Annuity	$668.5	$605.4	$528.2	$183.9
Institutional Products	800.2	548.9	53.7	172.1
Life Insurance	328.6	458.2	88.2	148.5
Corporate	41.2	—	—	40.1

Total	$1,838.5	$1,612.5	$670.1	$544.6

2001: Individual Annuity	$534.7	$501.8	$220.0	$137.5
Institutional Products	847.5	627.8	47.6	170.2
Life Insurance	323.3	431.2	80.3	133.7
Corporate	19.2	—	—	4.1

Total	$1,724.7	$1560.8	$347.9	$445.5

[1]	Unearned premiums and other policy claims and benefits payable are included in Column C amounts.

[2]	Allocations of net investment income and certain operating expenses are based on a number of assumptions and estimates, and reported operating results would change by segment if different methods were applied.

See accompanying independent auditors’ report.

SCHEDULE IV

NATIONWIDE LIFE INSURANCE COMPANY AND SUBSIDIARIES

REINSURANCE

(in millions)

As of December 31, 2003, 2002 and 2001 and for each of the years then ended

Column A	Column B	Column C	Column D	Column E	Column F
	Gross amount	Ceded to other companies	Assumed from other companies	Net amount	Percentage of amount assumed to net
2003
Life insurance in force	$118,953.1	$43,124.3	$13.0	$75,841.8	N/A

Premiums:
Life insurance [1]	$298.3	$18.7	$0.3	$279.8	0.1%
Accident and health insurance	291.8	295.2	3.4	—	N/M

Total	$590.1	$313.9	$3.7	$279.8	1.3%

2002
Life insurance in force	$114,644.4	$40,883.5	$14.2	$73,775.1	0.0%

Premiums:
Life insurance [1]	$275.9	$16.3	$0.3	$259.9	0.1%
Accident and health insurance	303.4	306.6	3.2	—	N/M

Total	$579.3	$322.9	$3.5	$259.9	1.4%

2001
Life insurance in force	$107,765.8	$37,331.3	$17.1	$70,451.6	0.0%

Premiums:
Life insurance [1]	$264.9	$14.0	$0.2	$251.1	0.1%
Accident and health insurance	176.4	182.2	5.8	—	N/M

Total	$441.3	$196.2	$6.0	$251.1	2.4%

[1]	The life insurance caption represents principally premiums from traditional life insurance and life-contingent immediate annuities and excludes deposits on investment products and universal life insurance products.

See accompanying independent auditors’ report.

SCHEDULE V

NATIONWIDE LIFE INSURANCE COMPANY AND SUBSIDIARIES

VALUATION AND QUALIFYING ACCOUNTS

(in millions)

Years ended December 31, 2003, 2002 and 2001

Column A	Column B	Column C		Column D	Column E
Description	Balance at beginning of period	Charged (credited) to costs and expenses	Charged to other accounts	Deductions[1]	Balance at end of period
2003
Valuation allowances – mortgage loans on real estate	$43.4	$(14.3)	$—	$—	$29.1
Valuation allowances – real estate	—	—	—	—	—

Total	$43.4	$(14.3)	$—	$—	$29.1

2002
Valuation allowances – mortgage loans on real estate	$42.9	$1.5	$—	$1.0	$43.4
Valuation allowances – real estate	—	—	—	—	—

Total	$42.9	$1.5	$—	$1.0	$43.4

2001
Valuation allowances – mortgage loans on real estate	$45.3	$(1.2)	$—	$1.2	$42.9
Valuation allowances – real estate	5.2	—	—	5.2	—

Total	$50.5	$(1.2)	$—	$6.4	$42.9

[1]	Amounts represent direct write-downs charged against the valuation allowance.

See accompanying independent auditors’ report.