Form 10-Q
period 2004-03-31
NATIONWIDE LIFE INSURANCE CO
filed 2004-05-07
CIK 205695

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2004

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

Yes ☐ No ☒

All voting stock was held by affiliates of the Registrant on April 30, 2004.

COMMON STOCK (par value $1 per share) 3,814,779 shares issued and outstanding as of April 30, 2004

(Title of Class)

The Registrant meets the conditions set forth in General Instruction H(1)(a) and (b) of

Form 10-Q and is therefore filing this Form with the reduced disclosure format.

NATIONWIDE LIFE INSURANCE COMPANY AND SUBSIDIARIES

FORM 10-Q

INDEX

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2004

PART I - FINANCIAL INFORMATION

ITEM 1	Unaudited Consolidated Financial Statements

NATIONWIDE LIFE INSURANCE COMPANY AND SUBSIDIARIES

(a wholly owned subsidiary of Nationwide Financial Services, Inc.)

Consolidated Statements of Income

(Unaudited)

(in millions)

	Three months ended March 31,
	2004	2003
Revenues:
Policy charges	$254.7	$222.9
Life insurance premiums	65.0	75.3
Net investment income	502.8	486.3
Net realized losses on investments, hedging instruments and hedged items	(11.5)	(42.9)
Other income	1.5	2.5

Total revenues	812.5	744.1

Benefits and expenses:
Interest credited to policyholder account values	315.8	325.4
Other benefits and claims	83.4	98.9
Policyholder dividends on participating policies	8.5	10.9
Amortization of deferred policy acquisition costs	103.6	79.3
Interest expense on debt, primarily with Nationwide Financial Services, Inc. (NFS)	14.3	11.8
Other operating expenses	146.9	134.8

Total benefits and expenses	672.5	661.1

Income from continuing operations before federal income tax expense	140.0	83.0
Federal income tax expense	34.7	17.0

Income from continuing operations	105.3	66.0
Cumulative effect of adoption of accounting principle, net of tax	(3.3)	—

Net income	$102.0	$66.0

See accompanying notes to unaudited consolidated financial statements, including note 7 which describes related party transactions.

NATIONWIDE LIFE INSURANCE COMPANY AND SUBSIDIARIES

(a wholly owned subsidiary of Nationwide Financial Services, Inc.)

Consolidated Balance Sheets

(in millions, except share amounts)

	March 31, 2004	December 31, 2003
	(unaudited)
Assets
Investments:
Securities available-for-sale, at fair value:
Fixed maturity securities (cost $26,120.8 in 2004; $25,850.2 in 2003)	$27,572.4	$26,946.8
Equity securities (cost $62.0 in 2004; $74.0 in 2003)	73.2	85.6
Mortgage loans on real estate, net	8,585.3	8,345.8
Real estate, net	185.2	96.5
Policy loans	621.4	618.3
Other long-term investments	395.4	130.6
Short-term investments, including amounts managed by a related party	1,523.4	1,860.8

Total investments	38,956.3	38,084.4

Cash	5.0	0.1
Accrued investment income	370.2	367.1
Deferred policy acquisition costs	3,139.5	3,219.3
Other assets	1,832.8	1,815.5
Assets held in separate accounts	58,256.5	57,084.5

Total assets	$102,560.3	$100,570.9

Liabilities and Shareholder’s Equity
Future policy benefits and claims	$35,408.8	$35,322.3
Short-term debt	295.9	199.8
Long-term debt, payable to NFS	700.0	700.0
Other liabilities	3,733.5	3,264.7
Liabilities related to separate accounts	58,256.5	57,084.5

Total liabilities	98,394.7	96,571.3

Shareholder’s equity:
Capital shares, $1 par value. Authorized 5.0 million shares; 3.8 million shares issued and outstanding	3.8	3.8
Additional paid-in capital	271.3	271.3
Retained earnings	3,284.2	3,257.2
Accumulated other comprehensive income	606.3	467.3

Total shareholder’s equity	4,165.6	3,999.6

Total liabilities and shareholder’s equity	$102,560.3	$100,570.9

See accompanying notes to unaudited consolidated financial statements, including note 7 which describes related party transactions.

NATIONWIDE LIFE INSURANCE COMPANY AND SUBSIDIARIES

(a wholly owned subsidiary of Nationwide Financial Services, Inc.)

Consolidated Statements of Shareholder’s Equity

(Unaudited)

Three Months Ended March 31, 2004 and 2003

(in millions)

	Capital shares	Additional paid-in capital	Retained earnings	Accumlated other comprehensive income	Total shareholder’s equity
Balance as of January 1, 2003	$3.8	$171.1	$2,979.6	$394.3	$3,548.8
Comprehensive income:
Net income	—	—	66.0	—	66.0
Net unrealized gains on securities available-for sale arising during period, net of tax	—	—	—	23.3	23.3
Accumulated net gains on cash flow hedges, net of tax	—	—	—	0.4	0.4

Total comprehensive income					89.7

Capital contributed by NFS		200.0			200.0

Balance as of March 31, 2003	$3.8	$371.1	$3,045.6	$418.0	$3,838.5

Balance as of January 1, 2004	$3.8	$271.3	$3,257.2	$467.3	$3,999.6
Comprehensive income:
Net income	—	—	102.0	—	102.0
Net unrealized gains on securities available-for sale arising during period, net of tax	—	—	—	134.1	134.1
Accumulated net gains on cash flow hedges, net of tax	—	—	—	4.9	4.9

Total comprehensive income					241.0

Dividend to NFS	—	—	(75.0)	—	(75.0)

Balance as of March 31, 2004	$3.8	$271.3	$3,284.2	$606.3	$4,165.6

See accompanying notes to unaudited consolidated financial statements, including note 7 which describes related party transactions.

NATIONWIDE LIFE INSURANCE COMPANY AND SUBSIDIARIES

(a wholly owned subsidiary of Nationwide Financial Services, Inc.)

Consolidated Statements of Cash Flows

(unaudited)

Three Months Ended March 31, 2004 and 2003

(in millions)

	2004	2003
Cash flows from operating activities:
Net income	$102.0	$66.0
Adjustments to reconcile net income to net cash provided by operating activities:
Interest credited to policyholder account values	315.8	325.4
Capitalization of deferred policy acquisition costs	(139.6)	(167.9)
Amortization of deferred policy acquisition costs	103.6	79.3
Amortization and depreciation	15.6	9.8
Realized losses on investments, hedging instruments and hedged items	11.5	42.9
Increase in accrued investment income	(3.1)	(30.3)
Increase in other assets	(21.5)	(363.8)
Increase in policy and other liabilities	461.5	241.2
Other, net	(7.9)	11.0

Net cash provided by operating activities	837.9	213.6

Cash flows from investing activities:
Proceeds from maturity of available-for-sale securities	918.9	918.2
Proceeds from sale of available-for-sale securities	186.8	511.7
Proceeds from repayments of mortgage loans on real estate	331.0	183.3
Cost of available-for-sale securities acquired	(1,351.5)	(3,246.1)
Cost of mortgage loans on real estate acquired	(556.0)	(208.7)
Short-term investments, net	340.2	(1,374.0)
Collateral – securities lending, net	(77.3)	1,391.4
Other, net	(333.6)	(56.1)

Net cash used in investing activities	(541.5)	(1,880.3)

Cash flows from financing activities:
Net change in short-term debt	96.1	—
Contributed capital from NFS	—	200.0
Cash dividend paid to NFS	(75.0)	—
Increase in investment and universal life insurance product account values	1,097.0	1,620.6
Decrease in investment and universal life insurance product account values	(1,409.6)	(154.6)

Net cash (used in) provided by financing activities	(291.5)	1,666.0

Net increase (decrease) in cash	4.9	(0.7)
Cash, beginning of period	0.1	0.9

Cash, end of period	$5.0	$0.2

See accompanying notes to unaudited consolidated financial statements, including note 7 which describes related party transactions.

NATIONWIDE LIFE INSURANCE COMPANY AND SUBSIDIARIES

(a wholly owned subsidiary of Nationwide Financial Services, Inc.)

Notes to Unaudited Consolidated Financial Statements

March 31, 2004 and 2003

(1)	Basis of Presentation

The accompanying unaudited consolidated financial statements of Nationwide Life Insurance Company and subsidiaries (NLIC or collectively, the Company) have been prepared in accordance with accounting principles generally accepted in the United States of America (GAAP), which differ from statutory accounting practices prescribed or permitted by regulatory authorities, for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all information and footnotes required by GAAP for complete financial statements. The financial information included herein reflects all adjustments (all of which are normal and recurring in nature), which are, in the opinion of management, necessary for a fair presentation of financial position and results of operations. Operating results for all periods presented are not necessarily indicative of the results that may be expected for the full year. All significant intercompany balances and transactions have been eliminated. The accompanying unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements and related notes for the year ended December 31, 2003 included in the Company’s 2003 Annual Report on Form 10-K.

(2)	Recently Issued Accounting Pronouncements

Effective December 31, 2003, the Company adopted the disclosure requirements of Emerging Issues Task Force (EITF) Issue No. 03-01, The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments. Under the consensus, disclosures are required for unrealized losses on fixed maturity and equity securities accounted for under Statement of Financial Accounting Standards (SFAS) No. 115, Accounting for Certain Investments in Debt and Equity Securities, that are accounted for as either available-for-sale or held-to-maturity. The disclosure requirements include quantitative information regarding the aggregate amount of unrealized losses and the associated fair value of the investments in an unrealized loss position, segregated into periods for which the investments have been in an unrealized loss position. The consensus also requires certain qualitative disclosures about the unrealized holdings in order to provide additional information that the Company considered in concluding that the unrealized losses were not other-than-temporary. In addition, in March 2004 the EITF reached consensus on additional guidance concerning the identification of and accounting for other-than-temporary impairments and the disclosures required for cost method investments. The Company will apply the additional guidance concerning other-than-temporary impairments during its third quarter beginning July 1, 2004, which is not expected to have a material impact on the Company’s financial position and results of operations. Beginning with the Company’s Annual Report on Form 10-K for the year ending December 31, 2004, the Company will make the required disclosures for cost method investments.

In December 2003, the Financial Accounting Standards Board (FASB) issued SFAS No. 132 (revised 2003), Employers’ Disclosures about Pensions and Other Postretirement Benefits—an amendment of FASB Statements No. 87, 88 and 106 (SFAS 132R). SFAS 132R provides revised disclosure guidance for pension and other postretirement benefit plans but does not change the measurement or recognition of those plans under existing guidance. Disclosures previously required under SFAS No. 132, Employers’ Disclosures about Pensions and Other Postretirement Benefits, which was replaced by SFAS 132R, were retained. In addition, SFAS 132R requires additional disclosures about the assets, obligations, cash flows, and net periodic benefit cost of defined benefit pension plans and other defined benefit pension plans. See note 9 for required disclosures. The Company adopted SFAS 132R effective December 31, 2003, except for the provisions relating to disclosures about estimated benefit payments, which are expected to be adopted in the second quarter of 2004, as permitted by SFAS 132R.

NATIONWIDE LIFE INSURANCE COMPANY AND SUBSIDIARIES

(a wholly owned subsidiary of Nationwide Financial Services, Inc.)

Notes to Unaudited Consolidated Financial Statements, Continued

In January 2003, the FASB issued Interpretation No. 46, Consolidation of Variable Interest Entities – an interpretation of ARB No. 51 (FIN 46). Accounting Research Bulletin No. 51, Consolidated Financial Statements (ARB 51), states that consolidation is usually necessary when a company has a “controlling financial interest” in another company, a condition most commonly achieved via ownership of a majority voting interest. FIN 46 clarifies the application of ARB 51 to certain “variable interest entities” (VIEs) where: (i) the equity investors are not empowered to make sufficient decisions about the entity’s operations, or do not receive expected returns or absorb expected losses commensurate with their equity ownership; or (ii) the entity does not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. VIEs are consolidated by their primary beneficiary, which is a party having a majority of the entity’s expected losses, expected residual returns, or both. A company holding a significant variable interest in a VIE but not deemed the primary beneficiary is subject to certain disclosure requirements specified by FIN 46. FIN 46 applies to entities formed after January 31, 2003. In October 2003, the FASB delayed the implementation date of FIN 46 for VIEs acquired prior to January 31, 2003 to interim periods ending after December 15, 2003 with earlier adoption permitted.

In December 2003, the FASB issued Interpretation No. 46 (revised December 2003), Consolidation of Variable Interest Entities – an interpretation of ARB No. 51 (FIN 46R), which required all public companies to apply the provisions of FIN 46 or FIN 46R to special purpose entities created prior to February 1, 2003. Once adopted by an entity, FIN 46R replaces FIN 46. Public companies, including the Company, at a minimum, were required to apply the unmodified provisions of FIN 46 to entities that were considered “special purpose entities” in practice and under applicable FASB pronouncements or guidance by the end of the first reporting period ending after December 15, 2003. Companies were permitted to apply either FIN 46 or FIN 46R to special purpose entities at the initial effective date on an entity-by-entity basis. The Company adopted FIN 46R effective January 1, 2004. See note 9.

In July 2003, the American Institute of Certified Public Accountants issued Statement of Position 03-1, Accounting and Reporting by Insurance Enterprises for Certain Nontraditional Long-Duration Contracts and for Separate Accounts (SOP 03-1). SOP 03-1 addresses many topics. The most significant topic to the Company is the accounting for contracts with guaranteed minimum death benefits (GMDB). SOP 03-1 requires companies to evaluate the significance of the GMDB benefit to determine whether the contract should be accounted for as an investment or insurance contract. For contracts determined to be insurance contracts, companies are required to establish a reserve to recognize a portion of the assessment (revenue) that compensates the insurance company for benefits to be provided in future periods. SOP 03-1 also provides guidance on separate account presentation, interest in separate accounts, gains and losses on the transfer of assets from the general account to a separate account, liability valuation, return based on a contractually referenced pool of assets or index, annuitization options, and sales inducements to contract holders. The Company adopted SOP 03-1 on January 1, 2004, which resulted in a $3.3 million charge, net of tax, as the cumulative effect of adoption of this accounting principle.

NATIONWIDE LIFE INSURANCE COMPANY AND SUBSIDIARIES

(a wholly owned subsidiary of Nationwide Financial Services, Inc.)

Notes to Unaudited Consolidated Financial Statements, Continued

The following table summarizes the components of cumulative effect adjustments recorded in the 2004 consolidated statement of income:

(in millions)	January 1, 2004
Increase in future policy benefits-ratchet interest crediting	$(12.3)
Increase in future policy benefits-secondary guarantees-life insurance	(2.4)
Increase in future policy benefits-GMDB claim reserves	(1.8)
Increase in future policy benefits-Guaranteed Minimum Income Benefits (GMIB) claim reserves	(1.0)
Adjustment to amortization of deferred acquisition costs related to above	12.4
Deferred federal income taxes	1.8

Cumulative effect of adoption of accounting principle, net of tax	$(3.3)

(3)	Variable Annuity Contracts

The Company issues traditional variable annuity contracts through its separate accounts, for which investment income and gains and losses on investments accrue directly to, and investment risk is borne by, the contract holder. The Company also issues non-traditional variable annuity contracts in which the Company provides various forms of guarantees to benefit the related contract holders. There are three primary guarantee types that are provided under non-traditional variable annuity contracts: (1) GMDB; (2) Guaranteed Minimum Accumulation Benefits (GMAB); and (3) GMIB.

The GMDB provides a specified minimum return upon death. Many, but not all of these death benefits are spousal, whereby a death benefit will be paid upon death of the first spouse and the survivor has the option to terminate the contract or continue it and have the death benefit paid into the contract and a second death benefit paid upon the survivor’s death. The Company offers six primary GMDB types:

•	Return of premium – provides the greater of account value or total deposits made to the contract less any partial withdrawals and assessments, which is referred to as “net premiums.” There are two variations of this benefit. In general, there is no lock in age for this benefit. However, for some contracts the GMDB reverts to the account value at a specified age, typically age 75.

•	Reset – provides the greater of a return of premium death benefit or the most recent five-year anniversary (prior to lock in age) account value adjusted for withdrawals. For most contracts, this GMDB locks in at age 86 or 90, and for others the GMDB reverts to the account value at age 75, 85, 86 or 90.

•	Ratchet – provides the greater of a return of premium death benefit or the highest specified “anniversary” account value (prior to age 86) adjusted for withdrawals. Currently, there are three versions of ratchet, with the difference being based on the definition of anniversary: monthaversary – evaluated monthly; annual – evaluated annually; and five-year – evaluated every fifth year.

•	Rollup – provides the greater of a return of premium death benefit or premiums adjusted for withdrawals accumulated at generally 5% simple interest up to the earlier of age 86, or 200% of adjusted premiums. There are two variations of this benefit. For certain contracts, this GMDB locks in at age 86, and for others the GMDB reverts to the account value at age 75.

•	Combo –provides the greater of annual ratchet death benefit or rollup death benefit. This benefit locks in at either age 81 or 86.

NATIONWIDE LIFE INSURANCE COMPANY AND SUBSIDIARIES

(a wholly owned subsidiary of Nationwide Financial Services, Inc.)

Notes to Unaudited Consolidated Financial Statements, Continued

•	Earnings enhancement – provides an enhancement to the death benefit that is a specified percentage of the adjusted earnings accumulated on the contract at the date of death. There are two versions of this benefit: (1) the benefit expires at age 86, and a credit of 4% of account value is deposited into the contract; and (2) the benefit does not have an end age, but has a cap on the payout and is paid upon the first death in a spousal situation. Both benefits have age limitations. This benefit is paid in addition to any other death benefits paid under the contract.

The GMAB is a living benefit that provides the contract holder with a guaranteed return of premium, adjusted proportionately for withdrawals, after a specified period of time (5, 7 or 10 years) selected by the contract holder at the issuance of the variable annuity contract. In some cases, the contract holder also has the option, after a specified period of time, to drop the rider and continue the variable annuity contract without the GMAB. In general, the GMAB requires a minimum allocation to guaranteed term options (GTOs) or adherence to limitations required by an approved asset allocation strategy.

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

NATIONWIDE LIFE INSURANCE COMPANY AND SUBSIDIARIES

(a wholly owned subsidiary of Nationwide Financial Services, Inc.)

Notes to Unaudited Consolidated Financial Statements, Continued

Following is a summary of the account values and net amount at risk, net of reinsurance, for variable annuity contracts with guarantees invested in both general and separate accounts as of the periods indicated:

	2004			2003
(in millions)	Account value	Net amount at risk[1]	Wtd. Avg. attained age	Account value	Net amount at risk[1]	Wtd. Avg. attained age
GMDB:
Return of premium	$9,809.4	$170.0	56	$9,760.0	$199.8	56
Reset	17,710.1	487.9	61	17,534.2	569.4	61
Ratchet	8,634.8	126.2	64	8,147.7	141.0	63
Roll-up	666.4	21.1	68	669.7	22.2	68
Combo	2,303.8	39.4	67	2,128.7	39.6	67

Subtotal	39,124.5	844.6	61	38,240.3	972.0	61
Earnings enhancement	263.7	11.4	60	314.1	10.9	59

Total-GMDB	$39,388.2	$856.0	61	$38,554.4	$982.9	61

GMAB:
5 Year	$152.0	$0.1	n/a	$79.9	$0.1	n/a
7 Year	227.8	0.2	n/a	125.5	0.5	n/a
10 Year	105.6	0.2	n/a	43.4	0.1	n/a

Total-GMAB	$485.4	$0.5	n/a	$248.8	$0.7	n/a

GMIB[2]:
Ratchet	$423.4	$—	n/a	$416.6	$—	n/a
Roll-up	1,150.3	—	n/a	1,131.9	—	n/a
Combo	1.1	—	n/a	1.1	—	n/a

Total-GMIB	$1,574.8	$—	n/a	$1,549.6	$—	n/a

[1]	Net amount at risk is calculated on a seriatum basis and represents the greater of the respective guaranteed benefit less the account value and zero. As it relates to GMIB, net amount at risk is calculated as if all policies were eligible to annuitize immediately, although all GMIB options have a waiting period of at least 7 years from issuance, with the earliest annuitizations beginning in 2005.

[2]	The weighted average period remaining until expected annuitization is not meaningful and has not been presented because there is currently no net GMIB exposure.

NATIONWIDE LIFE INSURANCE COMPANY AND SUBSIDIARIES

(a wholly owned subsidiary of Nationwide Financial Services, Inc.)

Notes to Unaudited Consolidated Financial Statements, Continued

Following is a roll forward of the liabilities for guarantees on variable annuity contracts reflected in the general account for the quarter ended March 31, 2004 and the year ended December 31,2003:

(in millions)	GMDB	GMAB	GMIB	Total
Balance as of December 31, 2002	$13.7	$—	$—	$13.7
New business acquired	—	4.7	—	4.7
Change in fair value	30.0	(0.4)	—	29.6
Paid guarantee benefits, net of reinsurance	(21.9)	—	—	(21.9)

Balance as of December 31, 2003	21.8	4.3	—	26.1
New business acquired	—	6.6	—	6.6
Change in fair value	10.1	0.8	—	10.9
Paid guarantee benefits, net of reinsurance	(6.7)	—	—	(6.7)

Balance as of March 31, 2004	$25.2	$11.7	$—	$36.9

Account balances of contracts with guarantees were invested in separate accounts as follows as of each March 31, 2004 and December 31, 2003:

(in millions)	2004	2003
Bond mutual funds	$4,311.3	$4,370.7
Domestic equity mutual funds	25,436.1	24,612.9
International equity mutual funds	1,657.8	1,508.4
Money market funds	1,611.7	1,620.3

Total	$33,016.9	$32,112.3

Under SOP 03-1, the Company’s GMDB claim reserves are determined by estimating the expected value of death benefits on contracts that trigger a policy benefit and recognizing the excess ratably over the accumulation period based on total expected assessments. The Company will regularly evaluate estimates used and will adjust the additional liability balance as appropriate, with a related charge or credit to other benefits and claims in the period of evaluation if actual experience or other evidence suggests that earlier assumptions should be revised.

The following assumptions and methodology were used to determine the GMDB claim reserves as of March 31, 2004 and December 31, 2003:

•	Data used was based on a combination of historical numbers and future projections involving 250 stochastically generated economic scenarios

•	Mean gross equity performance of 8.1%

•	Equity volatility of 18.7%

•	Mortality – 100% of Annuity 2000 table

•	Asset fees – equivalent to mutual fund and product loads

•	Discount rate of 8.0%

Lapse rate assumptions vary by duration as shown below:

Duration	1	2	3	4	5	6	7	8	9	10+
Minimum	4.50%	5.50%	6.50%	8.50%	10.50%	10.50%	10.50%	17.50%	17.50%	17.50%
Maximum	4.50%	8.50%	11.50%	17.50%	22.50%	22.50%	22.50%	22.50%	22.50%	19.50%

GMABs are considered derivatives under SFAS 133 resulting in the related liabilities being recognized at fair value, with changes in fair value reported in earnings and, therefore, excluded from the SOP 03-1 claim reserves.

NATIONWIDE LIFE INSURANCE COMPANY AND SUBSIDIARIES

(a wholly owned subsidiary of Nationwide Financial Services, Inc.)

Notes to Unaudited Consolidated Financial Statements, Continued

The GMIB claim reserves are determined each period by estimating the expected value of the annuitization benefits in excess of the projected account balance at the date of annuitization and recognizing the excess ratably over the accumulation period based on total assessments. The Company regularly evaluates estimates used and adjusts the additional liability balance as appropriate, with a related charge or credit to other benefits and claims in the period of evaluation if actual experience or other evidence suggests that earlier assumptions should be revised. The assumptions used in calculating the GMIB claim reserves are consistent with those used for calculating the GMDB claim reserves. In addition, the calculation of the GMIB claim reserves assumes utilization ranges from a low of 3% when the contract holder’s annuitization value is 10% in the money to 100% utilization when the contract holder is 90% in the money.

(4)	Comprehensive Income

Comprehensive income includes net income as well as certain items that are reported directly within separate components of shareholders’ equity that bypass net income. Other comprehensive income is comprised of net unrealized gains on securities available-for-sale adjusted for the related impacts on DAC, future policy benefits and claims, and net gains on cash flow hedges, all net of tax. The related before and after federal income tax amounts for the periods indicated were as follows:

	Three months ended March 31,
(in millions)	2004	2003
Net unrealized gains (losses) on securities available-for-sale arising during the period:
Gross	$345.9	$16.8
Adjustment to deferred policy acquisition costs	(127.7)	(25.4)
Adjustment to future policy benefits and claims	(18.8)	(4.0)
Related federal income tax expense	(69.7)	4.4

Net unrealized gains (losses)	129.7	(8.2)

Reclassification adjustment for net losses on securities available-for-sale realized during the period:
Gross	6.8	48.4
Related federal income tax benefit	(2.4)	(16.9)

Net reclassification adjustment	4.4	31.5

Other comprehensive income on securities available-for-sale	134.1	23.3

Net gains on cash flow hedges:
Gross	5.0	0.6
Related federal income tax expense	(0.1)	(0.2)

Other comprehensive income on cash flow hedges	4.9	0.4

Total other comprehensive income	$139.0	$23.7

Reclassification adjustments for net realized gains and losses on the ineffective portion of cash flow hedges were immaterial during the first three months of 2004 and 2003 and, therefore, were not provided.

NATIONWIDE LIFE INSURANCE COMPANY AND SUBSIDIARIES

(a wholly owned subsidiary of Nationwide Financial Services, Inc.)

Notes to Unaudited Consolidated Financial Statements, Continued

(5)	Segment Disclosures

Management of the Company views its business primarily based on the underlying products and this is the basis used for defining its reportable segments. The Company reports three product segments: Individual Annuity, Institutional Products and Life Insurance. The primary segment profitability measure that management uses is pre-tax operating earnings, which are calculated by adjusting income from continuing operations before federal income taxes and cumulative effect of adoption of accounting principles, if any, to exclude net realized gains and losses on investments, hedging instruments and hedged items, except for periodic net coupon settlements on non-qualifying derivatives and realized gains and losses related to securitizations, if any.

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

The Life Insurance segment consists of investment life products, including individual variable life and COLI products, traditional life insurance products and universal life insurance. Life insurance products provide a death benefit and generally allow the customer to build cash value on a tax-advantaged basis.

In addition to the product segments, the Company reports a Corporate segment. The Corporate segment includes net investment income not allocated to the three product segments, periodic net coupon settlements on non-qualifying derivatives, unallocated expenses, advisory services program revenues and expenses, interest expense on debt, and revenue and expenses of the Company’s non-insurance subsidiaries not reported within the three product segments.

NATIONWIDE LIFE INSURANCE COMPANY AND SUBSIDIARIES

(a wholly owned subsidiary of Nationwide Financial Services, Inc.)

Notes to Unaudited Consolidated Financial Statements, Continued

The following table summarizes the financial results of the Company’s business segments for the three months ended March 31, 2004 and 2003:

(in millions)	Individual Annuity	Institutional Products	Life Insurance	Corporate	Total
2004
Net investment income	$211.6	$192.2	$83.2	$15.8	$502.8
Other operating revenue (expense)	141.4	40.1	138.4	(1.7)	318.2
Net realized losses on investments, hedging instruments and hedged items [1]	—	—	—	(8.5)	(8.5)

Total revenues	353.0	232.3	221.6	5.6	812.5

Interest credited to policyholder account values	145.3	124.3	45.2	1.0	315.8
Amortization of deferred policy acquisition costs	72.2	9.6	21.8	—	103.6
Interest expense on debt, primarily with a related party	—	—	—	14.3	14.3
Other benefits and expenses	77.5	47.6	110.8	2.9	238.8

Total benefits and expenses	295.0	181.5	177.8	18.2	672.5

Income (loss) from continuing operations before federal income tax expense	58.0	50.8	43.8	(12.6)	$140.0

Net realized losses on investments, hedging instruments and hedged items [1]	—	—	—	8.5

Pre-tax operating earnings (loss)	$58.0	$50.8	$43.8	$(4.1)

Assets as of period end	$50,377.7	$33,864.7	$11,600.6	$6,717.3	$102,560.3

2003
Net investment income	$194.9	$197.4	$80.5	$13.5	$486.3
Other operating revenue	125.9	37.8	137.0	4.3	305.0
Net realized losses on investments, hedging instruments and hedged items [1]	—	—	—	(47.2)	(47.2)

Total revenues	320.8	235.2	217.5	(29.4)	744.1

Interest credited to policyholder account values	146.2	130.3	46.2	2.7	325.4
Amortization of deferred policy acquisition costs	45.6	11.7	22.0	—	79.3
Interest expense on debt, primarily with a related party	—	—	—	11.8	11.8
Other benefits and expenses	93.4	45.0	106.8	(0.6)	244.6

Total benefits and expenses	285.2	187.0	175.0	13.9	661.1

Income (loss) from continuing operations before federal income tax expense	35.6	48.2	42.5	(43.3)	$83.0

Net realized losses on investments, hedging instruments and hedged items [1]	—	—	—	47.2

Pre-tax operating earnings	$35.6	$48.2	$42.5	$3.9

Assets as of period end	$39,245.5	$29,890.1	$15,791.4	$3,439.7	$88,366.7

[1]	Excluding periodic net coupon settlements on non-qualifying derivatives.

NATIONWIDE LIFE INSURANCE COMPANY AND SUBSIDIARIES

(a wholly owned subsidiary of Nationwide Financial Services, Inc.)

Notes to Unaudited Consolidated Financial Statements, Continued

(6)	Contingencies

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

On August 15, 2001, the Company was named in a lawsuit filed in Connecticut federal court entitled Lou Haddock, as trustee of the Flyte Tool & Die, Incorporated Deferred Compensation Plan, et al v. Nationwide Financial Services, Inc. and Nationwide Life Insurance Company. The plaintiffs first amended their complaint on September 6, 2001 to include class action allegations, and have subsequently amended their complaint twice. As amended, in the current complaint, the plaintiffs seek to represent a class of ERISA qualified retirement plans that purchased variable annuities from NLIC. Plaintiffs allege that they invested ERISA plan assets in their variable annuity contracts, and that the Company acquired and breached ERISA fiduciary duties by accepting service payments from certain mutual funds that allegedly consisted of or diminished those ERISA plan assets. The complaint seeks disgorgement of some or all of the fees allegedly received by the Company and other unspecified relief for restitution, along with declaratory and injunctive relief and attorneys’ fees. On December 3, 2001, the plaintiffs filed a motion for class certification. Plaintiffs filed a supplement to that motion on September 19, 2003. The Company opposed that motion on December 24, 2003. On January 30, 2004, the Company filed a Revised Memorandum in Support of Summary Judgment, and a Motion Requesting that the Court Decide Summary Judgment before Class Certification. Plaintiffs have opposed that motion. The Company intends to defend this lawsuit vigorously.

On May 1, 2003, a class action lawsuit was filed against NLIC in the United States District Court for the Eastern District of Louisiana, entitled Edward Miller, Individually, and on behalf of all others similarly situated, v. Nationwide Life Insurance Company. The complaint alleges that in 2001, plaintiff Edward Miller purchased three group modified single premium variable annuities issued by NLIC. Plaintiff alleges that NLIC represented in its prospectus and promised in its annuity contracts that contract holders could transfer assets without charge among the various funds available through the contracts, that the transfer rights of contract holders could not be modified and that NLIC’s expense charges under the contracts were fixed. Plaintiff claims that NLIC has breached the contracts and violated federal securities laws by imposing trading fees on transfers that were supposed to have been without charge. Plaintiff seeks compensatory damages and rescission on behalf of himself and a class of persons who purchased this type of annuity or similar contracts issued by NLIC between May 1, 2001 and April 30, 2002 inclusive and were allegedly damaged by paying transfer fees. NLIC’s motion to dismiss the complaint was granted by the Court on October 28, 2003. Plaintiff has appealed that dismissal to the United Stated Court of Appeals for the Fifth Circuit. The Company intends to defend this lawsuit vigorously.

On October 31, 2003, a lawsuit seeking class action status was filed against NLIC in Arizona federal court by plaintiff Robert Helman (Robert Helman et al v. Nationwide Life Insurance Company et al). The suit challenges the sale of deferred annuity products for use as investments in tax-deferred contributory retirement plans. On April 8, 2004, plaintiff filed an amended class action complaint on behalf of all persons who purchased an individual variable deferred annuity contract or a certificate to a group variable annuity contract issued by NLIC or Nationwide Life and Annuity Insurance Company which were allegedly used to fund certain tax-deferred retirement plans. The amended class action complaint seeks unspecified compensatory damages. This lawsuit is in a very preliminary stage, and the Company is evaluating its merits. NLIC intends to defend this lawsuit vigorously.

NATIONWIDE LIFE INSURANCE COMPANY AND SUBSIDIARIES

(a wholly owned subsidiary of Nationwide Financial Services, Inc.)

Notes to Unaudited Consolidated Financial Statements, Continued

On January 21, 2004, the Company was named in a lawsuit filed in the United States District Court for the Northern District of Mississippi entitled United Investors Life Insurance Company v. Nationwide Life Insurance Company and/or Nationwide Life Insurance Company of America and/or Nationwide Life and Annuity Insurance Company and/or Nationwide Life and Annuity Company of America and/or Nationwide Financial Services, Inc. and/or Nationwide Financial Corporation, and John Does A-Z. In its complaint, plaintiff United Investors alleges that the Company and/or its affiliated life insurance companies caused the replacement of variable insurance policies and other financial products issued by United Investors with policies issued by the Nationwide defendants. Plaintiff raises claims for (1) violations of the Federal Lanham Act, and common law unfair competition and defamation, (2) tortious interference with the plaintiff’s contractual relationship with Waddell & Reed, Inc. and/or its affiliates, Waddell & Reed Financial, Inc., Waddell & Reed Financial Services, Inc. and W&R Insurance Agency, Inc., or with plaintiff’s contractual relationships with its variable policyholders, (3) civil conspiracy, and (4) breach of fiduciary duty. The complaint seeks compensatory damages, punitive damages, pre- and post-judgment interest, a full accounting, and costs and disbursements, including attorneys’ fees. The plaintiff seeks to have each defendant judged jointly and severally liable for all damages. This lawsuit is in a very preliminary stage, and the Company intends to defend it vigorously.

On April 13, 2004, the Company was named in a class action lawsuit filed in Circuit Court, Third Judicial Circuit, Madison County, Illinois entitled Woodbury v. Nationwide Life Insurance Company. The plaintiff purports to represent a class of persons in the United States who, through their ownership of a Nationwide annuity or insurance product, held units of any Nationwide sub-account invested in mutual funds which included foreign securities in their portfolios and which experienced market timing trading activity. The complaint contains allegations of negligence, reckless indifference and breach of fiduciary duty. Plaintiff seeks to recover compensatory and punitive damages in an amount not to exceed $75,000 per plaintiff or class member. The case is in a very preliminary stage, and NLIC intends to defend this case vigorously.

The financial services industry, including mutual fund, variable annuity and distribution companies has been the subject of increasing scrutiny by regulators, legislators and the media over the past year. Numerous regulatory agencies, including the Commission and the New York State Attorney General, have commenced industry-wide investigations regarding late trading and market timing in connection with mutual funds and variable insurance contracts, and have commenced enforcement actions against some mutual fund companies on those issues. Investigations and enforcement actions have also been commenced, on a smaller scale, regarding the sales practices of mutual fund and variable annuity distributors. These legal proceedings are expected to continue in the future. These investigations and proceedings could result in legal precedents, as well as new industry-wide legislation, rules or regulations that could significantly affect the financial services industry, including variable annuity companies. The Company has been contacted by regulatory agencies for information relating to market timing, late trading and sales practices. The Company is cooperating with these regulatory agencies and is responding to those information requests.

There can be no assurance that any such litigation or regulatory actions will not have a material adverse effect on the Company in the future.

(7)	Related Party Transactions

The Company has entered into significant, recurring transactions and agreements with Nationwide Mutual Insurance Company (NMIC) and other affiliates as a part of its ongoing operations. The nature of the transactions and agreements include annuity and life insurance contracts, reinsurance agreements, cost sharing agreements, administration services, marketing agreements, office space leases, intercompany repurchase agreements, and cash management services. The transactions and agreements are described more fully in note 15 to the audited consolidated financial statements included in the Company’s 2003 Annual Report on Form 10-K. During 2004, there have been no material changes to the nature and terms of these transactions and agreements.

Amounts on deposit with a related party in cash management for the benefit of the Company were $395.8 million and $688.7 million as of March 31, 2004 and December 31, 2003, respectively.

NATIONWIDE LIFE INSURANCE COMPANY AND SUBSIDIARIES

(a wholly owned subsidiary of Nationwide Financial Services, Inc.)

Notes to Unaudited Consolidated Financial Statements, Continued

The Company also participates in intercompany repurchase agreements with affiliates whereby the seller will transfer securities to the buyer at a stated value. Upon demand or after a stated period, the seller will repurchase the securities at the original sales price plus interest. As of March 31, 2004, the Company had $36.9 million in borrowings from affiliated entities under such agreements and none at December 31, 2003. During first quarters of 2004 and 2003, outstanding borrowings under such agreements did not exceed $48.3 million and $67.3 million, respectively, and the amounts the Company incurred for interest expense on intercompany repurchase agreements during these periods were immaterial. The Company believes that the terms of the repurchase agreements are materially consistent with what the Company could have obtained with unaffiliated parties.

Funds of Gartmore Global Investments, Inc. (GGI), an affiliate, are offered to the Company’s customers as investment options in certain of the Company’s products. As of March 31, 2004 and 2003, customer allocations to GGI funds totaled $13.29 billion and $11.58 billion, respectively. For the three months ended March 31, 2004, GGI paid the Company $10.8 million for the distribution and servicing of these funds, compared to $8.8 million a year ago.

During the first quarter of 2004, NLIC paid a $75.0 million dividend to NFS.

(8)	Securitization Transactions

To date, the Company has sold $328.5 million of credit enhanced equity interests in Low-Income-Housing Tax Credit Funds (Tax Credit Funds) to unrelated third parties. The Company has guaranteed cumulative after-tax yields to third party investors ranging from 4.85% to 5.25% and as of March 31, 2004 held guarantee reserves totaling $2.9 million on these transactions. These guarantees are in effect for periods of approximately 15 years each. The Tax Credit Funds provide a stream of tax benefits to the investors that will generate a yield and return of capital. To the extent that the tax benefits are not sufficient to provide these cumulative after-tax yields, then the Company must fund any shortfall, which is mitigated by stabilization collateral set aside by the Company at the inception of the transactions.

The maximum amount of undiscounted future payments that the Company could be required to pay the investors under the terms of the guarantees is $876.9 million. The Company does not anticipate making any payments related to the guarantees.

At the time of the sales, $4.3 million of net sale proceeds were set aside as collateral for certain properties owned by the Tax Credit Funds that had not met all of the criteria necessary to generate tax credits. Such criteria include completion of construction and the leasing of each unit to a qualified tenant, among other criteria. Properties meeting the necessary criteria are considered to have “stabilized.” The properties are evaluated regularly, and the collateral is released when stabilized. During first quarter 2004 and 2003, $0.1 million and $1.8 million of stabilization collateral had been released into income, respectively.

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

(9)	Variable Interest Entities

As of March 31, 2004, the Company had relationships with ten VIEs where the Company is the primary beneficiary. Each of these VIEs is a conduit that assists the Company in structured products transactions. One of the VIEs is used in the securitization of mortgage loans, while the others are involved in the sale of Tax Credit Funds to third-party investors where the Company provides guaranteed returns (see note 8). Effective January 1, 2004, the Company began applying the provisions of FIN 46R to these entities. FIN 46R did not require the restatement of any prior periods. Thus, the Company applied the provisions of FIN 46R on a prospective basis only. As such, the results of operations and financial position of these VIEs are included along with corresponding minority interest liabilities and related income in the accompanying consolidated financial statements.

NATIONWIDE LIFE INSURANCE COMPANY AND SUBSIDIARIES

(a wholly owned subsidiary of Nationwide Financial Services, Inc.)

Notes to Unaudited Consolidated Financial Statements, Continued

The net assets of these VIEs totaled $259.2 million as of March 31, 2004. The most significant components of net assets were $95.3 million of mortgage loans on real estate, $274.8 million of other long-term investments, $31.2 million in other assets, $96.3 million of short-term debt and $83.3 million of other liabilities. The total exposure to loss on these VIEs where the Company may be the primary beneficiary is less than $0.1 million as of March 31, 2004.

For the mortgage loan VIE, to which the short-term debt relates, the creditors have no recourse against the Company in the event of default by the VIE.

In addition to the VIEs described above, the Company holds variable interests, in the form of limited partnerships or similar investments, in a number of tax credit funds where the Company is not the primary beneficiary. These investments have been held by the Company for periods of 1 to 7 years and allow the Company to experience certain tax credits and other tax benefits from affordable housing projects. The Company also has certain investments in securitization transactions that qualify as VIEs, but for which the Company is not the primary beneficiary. The total exposure to loss on these VIEs was $49.2 million as of March 31, 2004.

(10)	Pension Plan and Postretirement Benefits Other than Pensions

The Medicare Prescription Drug, Improvement and Modernization Act of 2003 (the Act) was signed into law on December 8, 2003. FASB Staff Position FAS 106-1, Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003 permits employers that sponsor postretirement benefit plans to defer accounting for the effects of the Act until the FASB issues guidance on how to account for the provisions of the Act. Specific authoritative guidance on accounting for the Act is pending. The issued guidance could require the plan sponsor to change previously reported information. The Company will defer recognition of the effects of the Act until the guidance is issued. Any measures of the accumulated postretirement benefit obligation (APBO) and net periodic postretirement benefit cost (NPPBC) do not reflect the effects of the Act.

The components of net periodic pension cost for the pension plan as a whole for the periods indicated were as follows:

	Pension Benefits
	Three months ended March 31,
(in millions)	2004	2003
Service cost (benefits earned during the period)	$29.8	$26.0
Interest cost on projected benefit obligation	33.1	33.0
Expected return on plan assets	(40.5)	(39.2)
Recognized gains	1.1	—
Amortization of prior service cost	0.8	1.1
Amortization of unrecognized transition asset	(0.3)	(0.3)

Net periodic pension cost	$24.0	$20.6

The Company previously disclosed in its financial statements for the year ended December 31, 2003, that the plan sponsor and all participating employers, including the Company, expected to contribute $130.0 million to the pension plan in 2004. Through March 31, 2004, $120.0 million had been contributed, including $21.6 million by the Company. The estimated contribution for the entire plan for the remainder of the year is $10.0 million.

NATIONWIDE LIFE INSURANCE COMPANY AND SUBSIDIARIES

(a wholly owned subsidiary of Nationwide Financial Services, Inc.)

Notes to Unaudited Consolidated Financial Statements, Continued

The components of NPPBC as a whole for the periods indicated were as follows:

	Postretirement Benefits
	Three months ended March 31,
(in millions)	2004	2003
Service cost (benefits attributed to employee service during the year)	$2.7	$2.5
Interest cost on accumulated postretirement benefit obligation	5.1	4.9
Expected return on plan assets	(2.1)	(2.0)
Net amortization and deferral	(2.1)	(2.5)

NPPBC	$3.6	$2.9

The Company previously disclosed in its financial statements for the year ended December 31, 2003, that the plan sponsor and all participating employers, including the Company, expected to contribute $20.7 million to the postretirement benefit program in 2004. Through March 31, 2004, $4.0 million had been contributed, including $0.7 million by the Company. The estimated contribution for the entire plan for the remainder of the year is $16.7 million.

(11)	Reclassification

Certain items in the 2003 unaudited consolidated financial statements and related footnotes have been reclassified to conform to the 2004 presentation.

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

The Company is a leading provider of long-term savings and retirement products in the United States of America. The Company develops and sells a diverse range of products including individual annuities, private and public sector pension plans, other investment products sold to institutions, life insurance and advisory service program.

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

The most critical estimates include those used in determining DAC for investment products and universal life insurance products, impairment losses on investments, valuation allowances for mortgage loans on real estate, federal income taxes, and pension and other postretirement employee benefits.

Note 2 to the audited consolidated financial statements included in the Company’s 2003 Annual Report on Form 10-K provides a summary of significant accounting policies. Note 2 to the unaudited consolidated financial statements included in Part I, Item 1 – Unaudited Consolidated Financial Statements of this report provides a discussion of recently issued accounting pronouncements.

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

For investment products (principally individual and group annuities) and universal life insurance products, DAC is being amortized with interest over the lives of the policies in relation to the present value of estimated future gross profits from projected interest margins, asset fees, cost of insurance, policy administration and surrender charges, less policy benefits and policy maintenance expenses. The DAC asset related to investment products and universal life insurance products is adjusted to reflect the impact of unrealized gains and losses on fixed maturity securities available-for-sale as described in note 2(b) to the audited consolidated financial statements included in the Company’s 2003 Annual Report on Form 10-K.

The most significant assumptions that are involved in the estimation of future gross profits include future net separate account performance, surrender/lapse rates, interest margins and mortality. The Company’s long-term assumption for net separate account performance is currently 8% growth per year. If actual net separate account performance varies from the 8% assumption, the Company assumes different performance levels over the next three years, such that the mean return equals the long-term assumption. This process is referred to as a reversion to the mean. The assumed net separate account return assumptions used in the DAC models are intended to reflect what is anticipated. However, based on historical returns of the S&P 500 Index, the Company’s policy regarding the reversion to the mean process does not permit such returns to be negative or in excess of 15% during the three-year reversion period.

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

The Company evaluates the appropriateness of the individual variable annuity DAC balance within pre-set parameters due to the magnitude of DAC balance related to the individual variable annuity business, the sensitivity of the calculation to minor changes in the underlying assumptions, and the related volatility that could result in the reported DAC balance without meaningful improvement in its reasonableness. If the recorded balance of individual variable annuity DAC falls outside of these parameters for a prescribed period of time, or if the recorded balance falls outside of these parameters and the Company determines it is not reasonably possible to get back within this period of time, assumptions are required to be unlocked and the DAC would be recalculated using revised best estimate assumptions. Otherwise, DAC would not be unlocked to reflect updated assumptions. If DAC assumptions were unlocked and revised, the Company would continue to use the reversion to the mean process.

For other investment products and universal life insurance products, DAC is adjusted each quarter to reflect revised best estimate assumptions, including the use of a reversion to the mean methodology over the next three years as it relates to net separate account performance. Any resulting DAC unlocking adjustments are reflected currently in the consolidated statements of income.

Impairment Losses on Investments

Management regularly reviews each investment in its fixed maturity and equity securities portfolios to evaluate the necessity of recording impairment losses for other-than-temporary declines in the fair value of investments. A number of criteria are considered during this process including, but not limited to, the current fair value as compared to amortized cost or cost, as appropriate, of the security, the length of time the security’s fair value has been below amortized cost/cost, and by how much, specific credit issues and financial prospects related to the issuer, the Company’s intent to hold or dispose of the securities, and current economic conditions. Other-than-temporary impairment losses result in a permanent reduction of the cost basis of the underlying investment.

Also, the Company estimates the cash flows over the life of purchased beneficial interests in securitized financial assets. If the Company estimates that the fair value of its beneficial interests is not greater than or equal to its carrying value based on current information and events, and if there has been an adverse change in the estimated cash flows since the last revised estimate, considering both timing and amount, then an other-than-temporary impairment is recognized and the purchased beneficial interest is written down to fair value.

Impairment losses are recorded on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets’ carrying amounts.

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

Federal Income Taxes

The Company provides for federal income taxes based on amounts the Company believes it will ultimately owe. Inherent in the provision for federal income taxes are estimates regarding the deductibility of certain items and the realization of certain tax credits. In the event the ultimate deductibility of certain items or the realization of certain tax credits differ from estimates, the Company may be required to significantly change the provision for federal income taxes recorded in the unaudited consolidated financial statements.

Pension and Other Postretirement Employee Benefits

Pension and other postretirement employee benefit assumptions are revised annually in conjunction with preparation of the Company’s Annual Report on Form 10-K. The full year 2003 pension expense for substantially all of the Company’s employees and certain agents totaled $12.3 million. This was an increase of $0.8 million over the 2002 pension expense of $11.5 million. This increase was primarily due to the impact of low interest rates and the declines in the equity markets in 2002. For the Company’s primary pension plan, the discount rate used to value cash flows was lowered to 6.00% for 2003 expenses from 6.50% for 2002, and the long-term expected rate of return on plan assets assumption was lowered to 7.75% in 2003 from 8.25% in 2002.

The full year 2003 postretirement benefit expense for substantially all of the Company’s employees, and in 2003 certain agents, totaled $3.3 million, a decrease of $0.4 million from the full year 2002 postretirement benefit expense of $3.7 million. This decrease was primarily due to reductions in benefits provided by the plan. The discount rate used to value cash flows was lowered to 6.60% for 2003 expenses from 7.25% in 2002, and the long-term expected rate of return on plan assets assumption was lowered to 7.50% in 2003 from 7.75% in 2002.

In establishing the discount rate and the long-term expected rate of return on plan assets, the Company employs a prospective building block approach. This process is integrated with the determination of other economic assumptions such as salary scale. For a given measurement date, the discount rate is set by reference to the yield on high-quality corporate bonds to approximate the rate at which plan benefits could effectively be settled. For pension benefits, an adjustment is included for plan administration and other expenses likely to be charged by an insurer. Because postretirement benefit claims include administration expenses, a higher discount rate is utilized. The historic real rate of return for the reference bonds is subtracted from the yield on these bonds to generate an assumed inflation rate. Expected real rate of return on various asset sub-classes is developed based on historic risk premiums for those sub-classes. The expected real rates of return, reduced for investment expenses, are applied to the target allocation of each asset sub-class to produce an expected real rate of return for the target portfolio. This expected real rate of return will vary by plan and will change when the plan’s target investment portfolio changes. The expected long-term rate of return for plan assets is the assumed inflation rate plus the expected real rate of return. This process effectively sets the expected return for the plan’s portfolio at the yield for the reference bond portfolio, adjusted for expected risk premiums of the target asset portfolio. Given the prospective nature of this calculation, short-term fluctuations in the market do not impact the expected risk premiums. However, as the yield for the reference bonds fluctuates, the assumed inflation rate and the expected long-term rate are adjusted in tandem.

To illustrate the impact of these assumptions on net periodic pension expense in 2003 and going forward, a 50 basis point increase in the pension plan discount rate (without changing any other assumption) would decrease annual expenses by approximately 10%, and a 50 basis point increase in the pension plan long-term expected rate of return (without changing any other assumption) would decrease plan expenses by approximately 12%. For the retiree medical and death benefit plan, a 50 basis point increase in the discount rate would have decreased 2003 expense by approximately 14%, while a 50 basis point increase in the long-term expected rate of return would have decreased 2003 expense by approximately 3%.

Results of Operations

Revenues

Total revenues for the first quarter of 2004 increased 9% to $812.5 million compared to $744.1 million for the same period in 2003. The growth in 2004 was primarily driven by an increase in net investment income, increased policy charges driven by improved equity market returns and a decline in net realized losses on investments, hedging instruments and hedged items.

Policy charges include asset fees, which primarily are earned from separate account values generated from the sale of individual and group variable annuities and investment life insurance products; cost of insurance charges earned on universal life insurance products; administration fees, which include fees charged per contract on a variety of the Company’s products and premium loads on universal life insurance products; and surrender fees, which are charged as a percentage of premiums withdrawn during a specified period for annuity and certain life insurance contracts.

Policy charges for the first quarter of 2004 and 2003 were as follows:

	Three months ended March 31,
(in millions)	2004	2003
Asset fees	$147.0	$115.8
Cost of insurance charges	63.5	62.4
Administrative fees	23.5	24.9
Surrender fees	20.7	19.8

Total policy charges	$254.7	$222.9

Asset fees increased 27% to $147.0 million in first quarter 2004 compared to a year ago reflecting an increase in average separate account values of $11.15 billion, or 24%, due to market appreciation.

Net investment income includes the investment income earned on investments supporting fixed annuities, the medium-term note program, certain life insurance products and invested assets not allocated to product segments, net of related investment expenses. Net investment income grew to $502.8 million in the first quarter of 2004 from $486.3 million in the first quarter of 2003 primarily due to higher mortgage loan prepayments and bond call premium income as a result of the low interest rate environment. Additionally, income on distressed securities, which is recorded on a cash basis increased compared to first quarter 2003, and equity method investments were higher due to results of underlying businesses. General account assets supporting insurance products are closely correlated to the underlying reserves on these products. General account reserves grew by $1.94 billion to $35.41 billion as of the end of first quarter 2004 compared to $33.47 billion a year ago. The growth in general account reserves reflects increased customer attraction to fixed products in light of declining and volatile equity markets and the Company’s commitment to strengthen its distribution and service capabilities for fixed products.

The Company makes decisions concerning the sale of invested assets based on a variety of market, business, tax and other factors. All realized gains and losses generated by these sales, charges related to other-than-temporary impairments of available-for-sale securities and other investments, and changes in valuation allowances on mortgage loans on real estate are included as realized gains and losses on investments, hedging instruments and hedged items. Also included are changes in the fair values of derivatives qualifying as fair value hedges; changes in the fair values of hedged items; the ineffective, or excluded, portion of cash flow hedges; changes in the fair values of freestanding derivatives; and periodic net coupon settlements on non-qualifying derivatives.

Net realized losses on investments, hedging instruments and hedged items totaled $11.5 million in first quarter 2004, compared to $42.9 million in first quarter 2003, and included other-than-temporary impairments of $13.7 million and $63.7 million in the first quarter of 2004 and 2003, respectively. Non-impairment related net realized gains on investments, hedging instruments and hedged items totaled $2.2 million in first quarter 2004 compared to $20.8 million of net gains in first quarter 2003.

Benefits and Expenses

Interest credited to policyholder account values totaled $315.8 million in first quarter 2004 compared to $325.4 million in first quarter 2003 and principally relates to fixed annuities, both individual and institutional, funding agreements backing the Company’s medium-term note program, and certain life insurance products. The decrease in interest credited reflects lower crediting rates in the Individual Annuity and private sector segments in response to lower market interest rates, partially offset by increases in account values.

Other benefits and claims include policyholder benefits in excess of policyholder account values for universal life and individual deferred annuities and net claims and provisions for future policy benefits for traditional life insurance products and immediate annuities. A $15.5 million decrease in other benefits and claims in first quarter 2004 compared to a year ago reflects lower GMDB costs due to the inclusion of $11.9 million of reserve strengthening in 2003 that did not recur in 2004 and a decrease in the provision for future policy benefits for immediate annuities. This was partially offset by higher mortality costs in the Life Insurance segment.

Amortization of DAC increased to $103.6 million in the first quarter of 2004 compared to $79.3 million in the first quarter of 2003. The increase was driven by higher amortization expense in the Individual Annuity segment due to higher gross profits on the underlying business.

The increase in interest expense on debt in 2004 relates to the issuance of a $100.0 million surplus note to NFS in December 2003.

Other operating expenses increased 9% to $146.9 million in first quarter of 2004 compared to $134.8 million in first quarter 2003, reflecting higher employee incentives and project-related costs.

Federal income tax expense was $34.7 million and $17.0 million for first quarter 2004 and 2003, respectively. These amounts represent effective tax rates of 24.8% for first quarter 2004 and 20.5% in 2003. Higher pre-tax income was the primary driver for the increase in the effective rate.

Cumulative Effect of Adoption of Accounting Principle

In July 2003, the American Institute of Certified Public Accountants issued Statement of Position 03-1, Accounting and Reporting by Insurance Enterprises for Certain Nontraditional Long-Duration Contracts and for Separate Accounts (SOP 03-1). SOP 03-1 addresses many topics. The most significant topic to the Company is the accounting for contracts with GMDBs. SOP 03-1 requires companies to evaluate the significance of the GMDB benefit to determine whether the contract should be accounted for as an investment or insurance contract. For contracts determined to be insurance contracts, companies are required to establish a reserve to recognize a portion of the assessment (revenue) that compensates the insurance company for benefits to be provided in future periods. SOP 03-1 also provides guidance on separate account presentation, interest in separate accounts, gains and losses on the transfer of assets from the general account to a separate account, liability valuation, return based on a contractually referenced pool of assets or index, annuitization options, and sales inducements to contract holders. The Company adopted SOP 03-1 on January 1, 2004, which resulted in a $3.3 million charge, net of tax, as the cumulative effect of adoption of this accounting principle. Also, see note 2 to the unaudited consolidated financials statements included in this report.

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

The Company’s flagship products are marketed under The BEST of AMERICA brand, and include individual variable and group annuities, group private sector pension plans and variable life insurance. The BEST of AMERICA products allow customers to choose from investment options managed by premier mutual fund managers. The Company has also developed private label variable and fixed annuity products in conjunction with other financial services providers that allow those providers to sell products to their own customer bases under their own brand names.

The Company also markets group deferred compensation retirement plans to employees of state and local governments for use under IRC Section 457. The Company utilizes its sponsorship by the National Association of Counties, The United States Conference of Mayors and the International Association of Firefighters when marketing IRC Section 457 products.

Sales by product and segment for the first quarter of 2004 and 2003 were as follows.

	Three months ended March 31,
(in millions)	2004	2003
The BEST of AMERICA products	$986.0	$1,154.0
Private label annuities	152.3	177.5
Income products	10.1	—

Total individual variable annuity sales	1,148.4	1,331.5

Deferred fixed annuities	176.5	563.5
Income products	28.4	40.2

Total individual fixed annuity sales	204.9	603.7

Total individual annuity sales	1,353.3	1,935.2

The BEST of AMERICA products	504.9	622.4
Other	9.2	9.5

Total private sector pension plan sales	514.1	631.9

Total public sector pension plan sales – IRC Section 457 annuities	406.7	342.4

Total institutional products sales	920.8	974.3

The BEST of AMERICA variable life series	108.0	113.9
Corporate-owned life insurance	217.9	260.4
Traditional/Universal life insurance	87.1	68.0

Total life insurance sales	413.0	442.3

Corporate - advisory services program sales	22.9	0.5

Total sales	$2,710.0	$3,352.3

The Company sells its products through a diverse distribution network. Unaffiliated entities that sell the Company’s products to their own customer base include independent broker/dealers, wirehouse and regional firms, financial institutions, pension plan administrators, life insurance specialists and representatives of certain CPA firms. Representatives of affiliates who market products directly to a customer base include NRS, TBG Financial and Nationwide Provident agents. The Company also distributes products through the agency distribution force of its ultimate parent, NMIC.

Sales by distribution channel for the first quarter of 2004 and 2003 were as follows:

	Three months ended March 31,
(in millions)	2004	2003
Non-affiliated:
Independent broker/dealers	$817.3	$888.9
Financial institutions	495.7	1,000.6
Wirehouse and regional firms	426.6	489.3
Pension plan administrators	118.1	163.6
Life insurance specialists	136.7	162.7
CPA channel	12.8	1.6
Affiliated:
Nationwide Retirement Solutions	414.5	351.4
Nationwide Provident	28.6	36.3
Nationwide agents	178.5	160.2
TBG Financial	81.2	97.7

Total sales	$2,710.0	$3,352.3

The 8% decrease in sales in the independent broker/dealer channel in first quarter 2004 reflects lower demand for variable annuities and an intentional reduction in fixed annuity production.

Sales generated by financial institutions declined 50% in the first quarter of 2004 compared to a year ago, primarily due to Company restrictions on fixed options in variable annuity sales and planned reductions in fixed annuity sales.

Sales generated by wirehouse and regional firms decreased 13% in first quarter 2004 compared to first quarter 2003 due to lower sales of individual fixed annuities and private sector pension sales. Fixed individual annuity wirehouse sales decreased 71% in first quarter 2004 to $11.9 million compared to sales of $40.9 million in first quarter 2003 as a result of Company driven actions to improve the profitability of this business.

Sales by pension plan administrators dropped 28% in first quarter 2004 compared to the same period a year ago. As the Company’s private sector pension business model continues to evolve, direct production through this channel is not expected to grow, as more new business opportunities are being created in conjunction or partnership with the independent broker/dealers, wirehouse and regional firms and financial institutions relationships.

Sales generated by life insurance specialists declined 16% in first quarter 2004 compared to a year ago. The unfavorable legislative environment and negative press in late 2003, the period when current sales were generated, continued to impact the market for non-qualified deferred compensation programs. However, the current environment for COLI is showing improvements.

Nationwide Retirement Solutions sales increased 18% reflecting rollover activity from existing participants’ previous employer sponsored plans into existing accounts, as recent pension reform legislation has expanded the portability of public sector plan assets.

Sales generated by Nationwide Provident decreased 21% in first quarter of 2004 compared to a year ago as individual investment life sales continue to be adversely impacted by the consumer preference for fixed products.

Sales generated by Nationwide agents increased 11% in first quarter 2004 over the same period a year ago due to an increase in individual variable annuity sales as a result of new variable annuity product offerings. This increase was partially offset by an intentional reduction in fixed annuity production.

TBG Financial’s sales declined 17% in first quarter 2004 compared to a year ago for the same reasons as life insurance specialists described above.

Business Segments

The Company has three product segments: Individual Annuity, Institutional Products and Life Insurance. In addition, the Company reports certain other revenues and expenses in a Corporate segment.

The following table summarizes pre-tax operating earnings for the Company’s business segments for first quarter 2004 and 2003:

	Three months ended March 31,
(in millions)	2004	2003
Individual Annuity	$58.0	$35.6
Institutional Products	50.8	48.2
Life Insurance	43.8	42.5
Corporate	(4.1)	3.9

Total pre-tax operating earnings	$148.5	$130.2

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

The following table summarizes selected financial data for the Company’s Individual Annuity segment for the periods indicated.

	Three months ended March 31,
(in millions)	2004	2003
Income Statement Data
Revenues:
Policy charges	$124.1	$99.5
Net investment income	211.6	194.9
Premiums on immediate annuities	17.3	26.4

Total operating revenues	353.0	320.8

Benefits and expenses:
Interest credited to policyholder account values	145.3	146.2
Other benefits	23.7	45.8
Amortization of DAC	72.2	45.6
Other operating expenses	53.8	47.6

Total benefits and expenses	295.0	285.2

Pre-tax operating earnings	$58.0	$35.6

Other Data
Sales:
Individual variable annuities	$1,148.4	$1,331.5
Individual fixed annuities	204.9	603.7

Total individual annuity sales	$1,353.3	$1,935.2

Average account values:
General account	$14,491.5	$12,989.0
Separate account	32,564.6	25,716.8

Total average account values	$47,056.1	$38,705.8

Account values as of period end:
Individual variable annuities	$38,227.8	$30,327.2
Individual fixed annuities	9,329.6	8,452.2

Total account values	$47,557.4	$38,779.4

GMDB – Net amount at risk, net of reinsurance	$856.1	$3,318.1
GMDB – Reserves, net of reinsurance	$25.2	$20.7
Pre-tax operating earnings (loss) to average account values	0.49%	0.37%

Pre-tax operating earnings totaled $58.0 million in first quarter 2004, up 63% compared to first quarter 2003 earnings of $35.6 million. Lower GMDB benefits and increases in interest spread income and policy charges were partially offset by higher amortization of DAC and higher operating expenses.

Asset fees increased to $106.0 million in first quarter 2004, up 31% from $80.8 million in the same period a year ago. Asset fees are calculated daily and charged as a percentage of separate account values. The fluctuations in asset fees primarily were due to changes in the market value of investment options underlying the account values, which have followed the general trends of the equity markets. Average separate account values increased 27% to $32.56 billion as of March 31, 2004 compared to $25.72 billion a year ago.

Surrender fees decreased 2% to $14.1 million in first quarter 2004 compared to a year ago primarily due to a decline in surrender activity attributable to positive equity market returns in 2004.

Premiums on immediate annuities decreased $9.1 million in 2004 over 2003 reflecting reduced sales of life contingent annuity options.

Other benefits reflect decreased GMDB costs in 2004. GMDB exposure, as measured by the difference between the current contractual death benefit and account value, net of reinsurance, decreased to $856.1 million from $3.32 billion at March 31, 2003. The Company also strengthened reserves by $11.9 million in first quarter 2003 to meet the then current estimate of future net claims in excess of fees. The decrease in other benefits also reflects a smaller increase in reserves for immediate annuities consistent with the decline in premium income.

Amortization of DAC increased by 58% to $72.2 million in the first quarter of 2004 compared to $45.6 million a year ago. The increase in 2004 reflects higher gross profits on the underlying business driven primarily by increased asset fees and interest spread income as described below.

Other operating expenses were $53.8 million in first quarter 2004, an increase of 13% over first quarter 2003. The increase reflects growth in the number of contracts in-force and an increase in employee benefit, pension and insurance costs.

Interest spread income is comprised of net investment income, excluding capital charges, less interest credited to policyholder account values. Interest spread income can vary depending on crediting rates offered by the Company, performance of the investment portfolio (including the rate of prepayments), changes in market interest rates, the competitive environment and other factors.

Interest spread income grew 29% to $71.8 million in first quarter 2004 from $55.9 million a year ago. The growth was driven by a 12% increase in average general account assets, increased prepayment income on mortgage loans and bonds, and the result of controlled growth in the individual fixed annuity business.

The following table depicts the interest spread on average general values for the periods indicated:

	Three months ended March 31,
	2004	2003
Net investment income	5.99%	6.22%
Interest credited	4.01%	4.50%

Interest spread on average general account values	1.98%	1.72%

Interest spread margins widened during the quarter to 198 basis points compared to 172 basis points a year ago. Included in the current quarter were 18 basis points, or $6.5 million, of prepayment income on mortgage loans and bonds compared to 6 basis points, or $2.0 million, a year ago. For the full year 2004, the Company is currently forecasting spreads of 170 to 175 basis points, including a nominal level of prepayment activity.

The Company has taken actions to address the current low interest rate environment and the impact on interest spread margins. In 2003, the Company lowered commission rates for individual fixed annuities, and the Company began invoking contractual provisions during second quarter 2003 that have limited the amount of variable annuity deposits allocated to the guaranteed fixed option. Furthermore, the Company introduced new products during first quarter 2003 and has begun issuing contracts with lower floor guarantees.

Account values ended the quarter at $47.56 billion, up $8.78 billion from first quarter 2003 of $38.78 billion. Net flows, which consists of deposits less withdrawals, of $(7.5) million and $729.6 million in first quarter 2004 and 2003, respectively, were affected by market appreciation (depreciation) of variable annuities of $1.09 billion and $(394.7) million in first quarter 2004 and 2003, respectively. The decrease in net flows was primarily attributable to the intentional decline in fixed annuity sales.

In addition, a number of the Company’s competitors offer variable annuities with more robust living benefits (including income benefits and withdrawal benefits) than the Company offers. The Company has elected to offer more limited living benefit features that meet the Company’s risk/return profile. During 2003, the Company discontinued offering products with guaranteed minimum income benefits. Also in 2003, the Company began offering products with guaranteed minimum accumulation benefits, which has been a key driver of production in 2004.

Individual Annuity segment sales, which exclude internal replacements, totaled $1.35 billion during first quarter 2004, down 30% from $1.94 billion a year ago. Variable annuity production declined 14% to $1.15 billion in first quarter 2004 with only 19% allocated to the guaranteed fixed options compared to 58% a year ago, as Company actions to limit the amount of variable annuity deposits to the fixed account have taken hold. Fixed annuity sales were $204.9 million in the first quarter of 2004, down 66% compared to $603.7 million a year ago, reflecting the Company’s controlled fixed annuity growth strategy.

The following table provides selected information about the Company’s deferred individual fixed annuities as of March 31, 2004:

	Ratchet		Reset
(in millions)	Account Value	Wtd. Avg. Crediting Rate	Account Value	Wtd. Avg. Crediting Rate
Minimum interest rate of 3.50% or greater	$—	0.00%	$963.9	3.53%
Minimum interest rate of 3.00% to 3.49%	3,237.9	4.88%	6,896.1	3.32%
Minimum interest rate lower than 3.00%	534.7	2.90%	236.0	3.50%
MVA with no minimum interest rate guarantee	—	0.00%	—	0.00%

Total deferred individual fixed annuities	$3,772.6	4.60%	$8,096.0	3.35%

	Market Valve Adjustment (MVA)		Total
(in millions)	Account Value	Wtd. Avg. Crediting Rate	Account Value	Wtd. Avg. Crediting Rate
Minimum interest rate of 3.50% or greater	$—	0.00%	$963.9	3.53%
Minimum interest rate of 3.00% to 3.49%	—	0.00%	10,134.0	3.82%
Minimum interest rate lower than 3.00%	—	0.00%	770.7	3.08%
MVA with no minimum interest rate guarantee	880.4	4.02%	880.4	4.02%

Total deferred individual fixed annuities	$880.4	4.02%	$12,749.0	3.77%

Institutional Products

The Institutional Products segment is comprised of the Company’s private and public sector group retirement plans, medium-term note program and structured products initiatives. The private sector includes the 401(k) business generated through fixed and variable group annuities. The public sector includes the IRC Section 457 business in the form of fixed and variable group annuities.

Institutional Products sales do not include business generated through the Company’s medium-term note program, large case pension plan acquisitions and Nationwide employee and agent benefit plans. However, the consolidated statements of income and income statement data in the table below do reflect this business.

The following table summarizes selected financial data for the Company’s Institutional Products segment for the periods indicated:

	Three months ended March 31,
(in millions)	2004	2003
Income Statement Data
Revenues:
Policy charges	$39.9	$35.3
Net investment income	192.2	197.4
Other income	0.2	2.5

Total operating revenues	232.3	235.2

Benefits and expenses:
Interest credited to policyholder account values	124.3	130.3
Amortization of DAC	9.6	11.7
Other operating expenses	47.6	45.0

Total benefits and expenses	181.5	187.0

Pre-tax operating earnings	$50.8	$48.2

Other Data
Sales:
Private sector pension plans	$514.1	$631.9
Public sector pension plans	406.7	342.4

Total institutional products sales	$920.8	$974.3

Average account values:
Separate account	$19,398.3	$16,500.0
General account	14,131.1	13,512.5

Total average account values	$33,529.4	$30,012.5

Account values as of period end:
Private sector pension plans	$14,776.9	$13,478.8
Public sector pension plans	14,185.1	12,012.6
Funding agreements backing medium-term notes	4,580.6	4,397.6

Total account values	$33,542.6	$29,889.0

Pre-tax operating earnings to average account values [1]	0.61%	0.64%

[1]	Excluding pre-tax operating earnings from structured products as there are no account values associated with structured products.

Pre-tax operating earnings totaled $50.8 million in first quarter 2004, up 5% compared to $48.2 million reported a year ago as increased policy charges and lower interest credited expense were partially offset by lower net investment income.

Asset fees increased 14% to $35.2 million in first quarter 2004 compared to $30.9 million a year ago. The increase was driven by an 18% increase in average separate account values in the quarter compared to a year ago due to market appreciation.

Interest spread income is comprised of net investment income less interest credited to policyholder account values. Interest spreads vary depending on crediting rates offered by the Company, performance of the investment portfolio (including the rate of prepayments), changes in market interest rates, the competitive environment and other factors.

Interest spread income was flat in first quarter 2004 compared to first quarter 2003.

The following table depicts the interest spread on average general account values for the periods indicated:

	Three months ended March 31,
	2004	2003
Net investment income	5.44%	5.84%
Interest credited	3.52%	3.86%

Interest spread on average general account values	1.92%	1.98%

Interest spread fell to 192 basis points in the first quarter of 2004 compared to 198 basis points a year ago. Included in the current quarter were 20 basis points, or $6.9 million, of prepayment income on mortgage loans and bonds compared to 8 basis points, or $2.8 million, a year ago. The decrease in interest spread margin primarily was due to lower public sector portfolio yields of 52 basis points from first quarter 2003 to first quarter 2004 while crediting rates dropped only 40 basis points in the same period to offset the increase in prepayment income. For the full year 2004, the Company expects tighter interest spread margins and is currently forecasting interest spread margins of 170 to 175 basis points, including a nominal level of prepayment activity.

Amortization of DAC decreased 18% to $9.6 million in the first quarter of 2004 compared to $11.7 million a year ago. The changes reflect fluctuations in the gross margins of the underlying business.

Other operating expenses in first quarter 2004 increased 6% to $47.6 million, compared to $45.0 million a year ago. The increase reflects increased costs related to an initiative aimed at expanding the sales and service capabilities in the Company’s private sector pension business, an increase in participants in public sector pension plans, and increased employee benefit and pension costs.

Institutional Products sales during first quarter 2004 reached $920.8 million compared to $974.3 million in first quarter 2003. Private sector pension sales of $514.1 million declined 19% from a year ago. The decrease reflects a strategy of writing new business with Nationwide Trust Company. In addition, during 2004 the existing block of business began to convert to Nationwide Trust Company products at renewal. Public sector pension sales of $406.7 million were 19% higher than a year ago. The increase in sales is due to ongoing sales activities relating to enrolling new employees, actively working with existing participants to increase their contributions and transfer in assets from other qualified plans and the transfer of assets by the state of Florida from a stable value fund to a Company fixed annuity.

Account values ended first quarter 2004 at $33.54 billion up $3.65 billion from $29.89 billion at the end of first quarter 2003. The increase primarily was due to positive equity market returns in the period.

Institutional Products deposits in first quarter 2004 of $1.36 billion, offset by participant withdrawals and surrenders totaling $1.14 billion, generated net flows from participant activity of $211.3 million compared to net flows of $283.3 million a year ago. An increase in surrender activity, offset by deposits to Nationwide employee and agent benefit plans, deferrals into newly acquired plans including the state of Florida plan, rollover activity into existing participant accounts drove the 2004 decrease.

Life Insurance

The Life Insurance segment consists of investment life products, including individual variable life and COLI products, traditional life insurance products and universal life insurance. Life insurance products provide a death benefit and generally allow the customer to build cash value on a tax-advantaged basis.

The following table summarizes selected financial data for the Company’s Life Insurance segment for the periods indicated:

	Three months ended March 31,
(in millions)	2004	2003
Income Statement Data
Revenues:
Policy charges	$90.7	$88.1
Net investment income	83.2	80.5
Other income	47.7	48.9

Total operating revenues	221.6	217.5

Benefits and expenses:
Life benefits and policyholder dividends	113.3	110.1
Amortization of DAC	21.8	22.0
Other operating expenses	42.7	42.9

Total benefits and expenses	177.8	175.0

Pre-tax operating earnings	$43.8	$42.5

Other Data
Sales:
The BEST of AMERICA variable life series	$108.0	$113.9
Corporate-owned life insurance	217.9	260.4
Traditional/Universal life insurance	87.1	68.0

Total life insurance sales	$413.0	$442.3

Policy reserves as of period end:
Individual investment life insurance	$2,782.9	$2,119.1
Corporate investment life insurance	4,623.6	3,851.2
Traditional life insurance	2,052.3	1,946.5
Universal life insurance	910.7	837.4

Total policy reserves	$10,369.5	$8,754.2

Life insurance in-force as of period end:
Individual investment life insurance	$35,310.6	$33,794.1
Corporate investment life insurance	9,431.6	8,958.7
Traditional life insurance	22,995.4	23,556.7
Universal life insurance	8,302.9	7,926.3

Total insurance in-force	$76,040.5	$74,235.8

Pre-tax operating earnings increased 3% to $43.8 million in first quarter 2004 compared to $42.5 million a year ago. The increase from a year ago was driven by higher net investment income and higher policy charges due to a growing block of insurance in-force, partially offset by an increase in benefits.

Net investment income increased 3% in first quarter 2004 resulting from prepayment income on mortgage loans and bonds.

Policy charges increased 3% to $90.7 million in first quarter 2004 compared to $88.1 million in first quarter 2003. Cost of insurance charges, which are assessed on the amount of insurance in-force in excess of the related policyholder account value, increased 2% in first quarter 2004 and reflect a growing block of investment life business, as insurance in-force increased 5% to $44.74 billion in first quarter 2004 compared to $42.75 billion in first quarter 2003. The growth in insurance in-force reflects both the impact of new sales as well as high persistency of in-force contracts.

Life benefits and policyholder dividends increased 3% to $113.3 million in first quarter 2004 due to growth in insurance in-force and higher mortality experience.

First quarter life insurance sales totaled $413.0 million, 7% lower than a year ago. Individual variable life production continues to be adversely impacted by the volatile equity markets and consumer preference for fixed products. COLI sales declined 16% from the prior year as the economic and legislative environments, which could significantly affect the tax treatment of COLI business, impacted the market for non-qualified deferred compensation programs. The COLI environment is showing signs of improvement in 2004.

Corporate

The Corporate segment consists of net investment income not allocated to the three product segments, interest expense on debt and unallocated expenses.

The following table summarizes selected financial data for the Company’s Corporate segment for the periods indicated:

	Three months ended March 31,
(in millions)	2004	2003
Income Statement Data
Operating revenues	$14.1	$13.5
Interest expense on debt, primarily with NFS	(14.3)	(11.8)
Other operating expenses	(3.9)	(6.4)

Pre-tax operating earnings	(4.1)	(4.7)
Net realized losses on investments, hedging instruments and hedged items	(8.5)	(38.6)

Loss from continuing operations before federal income taxes	$(12.6)	$(43.3)

[1]	Excluding periodic net coupon settlements on non-qualifying derivatives.

The increase in operating revenues in first quarter 2004 reflects an increase in net investment income.

Interest expense on debt increased $2.5 million over a year ago due to the issuance of a $100 million surplus note in December 2003.

Pre-tax operating earnings are calculated by adjusting income from continuing operations before federal income taxes and cumulative effect of adoption of accounting principles, if any, to exclude net realized gains and losses on investments, hedging instruments and hedged items, except for periodic net coupon settlements on non-qualifying derivatives and realized gains and losses related to securitizations, if any. Net realized losses on investments, hedging instruments and hedged items totaled $11.5 million in the first quarter of 2004 compared to a net loss of $42.9 million a year ago and included other-than-temporary impairments of $13.7 million in the first quarter of 2004, compared to $63.7 million in first quarter 2003.

The following table summarizes net realized losses on investments, hedging instruments and hedged items from continuing operations by source for the periods indicated:

	Three months ended March 31,
(in millions)	2004	2003
Realized gains on sales, net of hedging losses:
Fixed maturity securities, available-for-sale	$6.8	$22.8
Hedging losses on fixed maturity sales	(3.6)	(5.9)
Equity securities, available-for-sale	1.0	0.4
Real estate	0.4	0.3
Mortgage loans on real estate	—	0.1
Hedging losses on mortgage loan sales	(0.5)	—
Other	0.2	—

Total realized gains on sales – unrelated parties	4.3	17.7

Realized losses on sales, net of hedging gains:
Fixed maturity securities, available-for-sale	(4.8)	(7.6)
Hedging gains on fixed maturity sales	0.4	4.3
Equity securities, available-for-sale	(0.4)	(0.3)
Real estate	(1.2)	(0.3)
Mortgage loans on real estate	(0.7)	—
Hedging gains on mortgage loan sales	1.8	—
Other	(0.2)	(0.5)

Total realized losses on sales – unrelated parties	(5.1)	(4.4)

Other-than-temporary impairments:
Fixed maturity securities, available-for-sale	(9.3)	(58.4)
Equity securities, available-for-sale	(0.2)	(5.3)
Real estate	(2.2)	—
Mortgage loans on real estate	(2.0)	—

Total other-than-temporary impairments	(13.7)	(63.7)

Credit default swaps	(2.8)	1.4
Periodic net settlements on non-qualifying derivatives	3.0	4.3
Other derivatives	2.8	1.8

Net realized losses on investments, hedging instruments and hedged items	$(11.5)	$(42.9)

Related Party Transactions

See note 7 to the unaudited consolidated financial statements, included in Part I, Item 1 – Unaudited Consolidated Financial Statements of this report, for a discussion of related party transactions.

Contractual Obligations and Commitments

Contractual obligations and commitments have not changed significantly from those discussed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2003.

Off-Balance Sheet Transactions

Under the medium-term note program, the Company issues funding agreements, which are insurance obligations, to an unrelated third-party trust to secure notes issued to investors by the trust. The funding agreements are recorded as a component of future policy benefits and claims on the consolidated balance sheets. Because the Company is not the primary beneficiary of, and has no ownership interest in, or control over, the third-party trust that issues the notes, the Company does not include the trust in its consolidated financial statements. As the notes issued by the trust have a secured interest in the funding agreements issued by the Company, Moody’s Investors Service, Inc. and Standard & Poor’s, a Division of The McGraw-Hill Companies, Inc., assign the same ratings to the notes as the insurance financial strength ratings of the Company.

ITEM 3	Quantitative and Qualitative Disclosures About Market Risk

There have been no material changes in market risk exposures that affect the quantitative and qualitative disclosures presented in NLIC’s Annual Report on Form 10-K for the year ended December 31, 2003.

ITEM 4	Controls and Procedures

(a)	The Company’s Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934). Based on such evaluation, such officers have concluded that the Company’s disclosure controls and procedures are effective as of the end of the period covered by this report.

(b)	There have been no changes during the Company’s first fiscal quarter to its internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1	Legal Proceedings

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

On August 15, 2001, the Company was named in a lawsuit filed in Connecticut federal court entitled Lou Haddock, as trustee of the Flyte Tool & Die, Incorporated Deferred Compensation Plan, et al v. Nationwide Financial Services, Inc. and Nationwide Life Insurance Company. The plaintiffs first amended their complaint on September 6, 2001 to include class action allegations, and have subsequently amended their complaint twice. As amended, in the current complaint, the plaintiffs seek to represent a class of ERISA qualified retirement plans that purchased variable annuities from NLIC. Plaintiffs allege that they invested ERISA plan assets in their variable annuity contracts, and that the Company acquired and breached ERISA fiduciary duties by accepting service payments from certain mutual funds that allegedly consisted of or diminished those ERISA plan assets. The complaint seeks disgorgement of some or all of the fees allegedly received by the Company and other unspecified relief for restitution, along with declaratory and injunctive relief and attorneys’ fees. On December 3, 2001, the plaintiffs filed a motion for class certification. Plaintiffs filed a supplement to that motion on September 19, 2003. The Company opposed that motion on December 24, 2003. On January 30, 2004, the Company filed a Revised Memorandum in Support of Summary Judgment, and a Motion Requesting that the Court Decide Summary Judgment before Class Certification. Plaintiffs have opposed that motion. The Company intends to defend this lawsuit vigorously.

On May 1, 2003, a class action lawsuit was filed against NLIC in the United States District Court for the Eastern District of Louisiana, entitled Edward Miller, Individually, and on behalf of all others similarly situated, v. Nationwide Life Insurance Company. The complaint alleges that in 2001, plaintiff Edward Miller purchased three group modified single premium variable annuities issued by NLIC. Plaintiff alleges that NLIC represented in its prospectus and promised in its annuity contracts that contract holders could transfer assets without charge among the various funds available through the contracts, that the transfer rights of contract holders could not be modified and that NLIC’s expense charges under the contracts were fixed. Plaintiff claims that NLIC has breached the contracts and violated federal securities laws by imposing trading fees on transfers that were supposed to have been without charge. Plaintiff seeks compensatory damages and rescission on behalf of himself and a class of persons who purchased this type of annuity or similar contracts issued by NLIC between May 1, 2001 and April 30, 2002 inclusive and were allegedly damaged by paying transfer fees. NLIC’s motion to dismiss the complaint was granted by the Court on October 28, 2003. Plaintiff has appealed that dismissal to the United Stated Court of Appeals for the Fifth Circuit. The Company intends to defend this lawsuit vigorously.

On October 31, 2003, a lawsuit seeking class action status was filed against NLIC in Arizona federal court by plaintiff Robert Helman (Robert Helman et al v. Nationwide Life Insurance Company et al). The suit challenges the sale of deferred annuity products for use as investments in tax-deferred contributory retirement plans. On April 8, 2004, plaintiff filed an amended class action complaint on behalf of all persons who purchased an individual variable deferred annuity contract or a certificate to a group variable annuity contract issued by NLIC or Nationwide Life and Annuity Insurance Company which were allegedly used to fund certain tax-deferred retirement plans. The amended class action complaint seeks unspecified compensatory damages. This lawsuit is in a very preliminary stage and the Company is evaluating its merits. NLIC intends to defend this lawsuit vigorously.

On January 21, 2004, the Company was named in a lawsuit filed in the United States District Court for the Northern District of Mississippi entitled United Investors Life Insurance Company v. Nationwide Life Insurance Company and/or Nationwide Life Insurance Company of America and/or Nationwide Life and Annuity Insurance Company and/or Nationwide Life and Annuity Company of America and/or Nationwide Financial Services, Inc. and/or Nationwide Financial Corporation, and John Does A-Z. In its complaint, plaintiff United Investors alleges that the Company and/or its affiliated life insurance companies caused the replacement of variable insurance policies and other financial products issued by United Investors with policies issued by the Nationwide defendants. Plaintiff raises claims for (1) violations of the Federal Lanham Act, and common law unfair competition and defamation, (2) tortious interference with the plaintiff’s contractual relationship with Waddell & Reed, Inc. and/or its affiliates, Waddell & Reed Financial, Inc., Waddell & Reed Financial Services, Inc. and W&R Insurance Agency, Inc., or with plaintiff’s contractual relationships with its variable policyholders, (3) civil conspiracy, and (4) breach of fiduciary duty. The complaint seeks compensatory damages, punitive damages, pre- and post-judgment interest, a full accounting, and costs and disbursements, including attorneys’ fees. The plaintiff seeks to have each defendant judged jointly and severally liable for all damages. This lawsuit is in a very preliminary stage, and the Company intends to defend it vigorously.

On April 13, 2004, the Company was named in a class action lawsuit filed in Circuit Court, Third Judicial Circuit, Madison County, Illinois entitled Woodbury v. Nationwide Life Insurance Company. The plaintiff purports to represent a class of persons in the United States who, through their ownership of a Nationwide annuity or insurance product, held units of any Nationwide sub-account invested in mutual funds which included foreign securities in their portfolios and which experienced market timing trading activity. The complaint contains allegations of negligence, reckless indifference and breach of fiduciary duty. Plaintiff seeks to recover compensatory and punitive damages in an amount not to exceed $75,000 per plaintiff or class member. The case is in a very preliminary stage and NLIC intends to defend this case vigorously.

The financial services industry, including mutual fund, variable annuity and distribution companies have been the subject of increasing scrutiny by regulators, legislators, and the media over the past year. Numerous regulatory agencies, including the Commission and the New York State Attorney General, have commenced industry-wide investigations regarding late trading and market timing in connection with mutual funds and variable insurance contracts, and have commenced enforcement actions against some mutual fund companies on those issues. Investigations and enforcement actions have also been commenced, on a smaller scale, regarding the sales practices of mutual fund and variable annuity distributors. These legal proceedings are expected to continue in the future. These investigations and proceedings could result in legal precedents, as well as new industry-wide legislation, rules or regulations that could significantly affect the financial services industry, including variable annuity companies. The Company has been contacted by regulatory agencies for information relating to market timing, late trading and sales practices. The Company is cooperating with these regulatory agencies and is responding to those information requests.

There can be no assurance that any such litigation or regulatory action will not have a material adverse effect on the Company in the future.

ITEM 2	Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities

Omitted due to reduced disclosure format.

ITEM 3	Defaults Upon Senior Securities

Omitted due to reduced disclosure format.

ITEM 4	Submission of Matters to a Vote of Security Holders

Omitted due to reduced disclosure format.

ITEM 5	Other Information

None.

ITEM 6	Exhibits and Reports on Form 8-K

(a) Exhibits:

3.1	Restated Bylaws of Nationwide Life Insurance Company.

31.1	Certification of W.G. Jurgensen pursuant to 18 U.S.C. section 1350, as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of M. Eileen Kennedy pursuant to 18 U.S.C. section 1350, as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of W.G. Jurgensen pursuant to 18 U.S.C. section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002 (this exhibit is intended to be furnished in accordance with Regulation S-K, Item 601(b)(32)(ii) and shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934 or incorporated by reference into any document filed under the Securities Act of 1933, except as shall be expressly set forth by specific reference to such filing).

32.2	Certification of M. Eileen Kennedy pursuant to 18 U.S.C. section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002 (this exhibit is intended to be furnished in accordance with Regulation S-K, Item 601(b)(32)(ii) and shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934 or incorporated by reference into any document filed under the Securities Act of 1933, except as shall be expressly set forth by specific reference to such filing).

(b) Reports on Form 8-K:

On January 22, 2004, the Company filed a Current Report on Form 8-K in connection with the announcement of M. Eileen Kennedy’s election as a Senior Vice President.

On February 2, 2004, the Company furnished a Current Report on Form 8-K in connection with the release of its annual and quarterly earnings results.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NATIONWIDE LIFE INSURANCE COMPANY (Registrant)

Date: May 7, 2004	/s/ M. EILEEN KENNEDY

M. Eileen Kennedy, Senior Vice President — Chief Financial Officer