Form 10-Q
period 2004-06-30
NATIONWIDE LIFE INSURANCE CO
filed 2004-08-06
CIK 205695

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2004

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission File Number: 2-64559

NATIONWIDE LIFE INSURANCE COMPANY

(Exact name of registrant as specified in its charter)

Ohio	31-4156830
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

One Nationwide Plaza, Columbus, Ohio	43215
(Address of principal executive offices)	(Zip Code)

(614) 249-7111

(Registrant’s telephone number, including area code)

N/A

(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes  ☒    No  ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act)

Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date.

As of July 30, 2004 the registrant had 3,814,779 shares outstanding of its common stock (par value $1 per share).

The Registrant meets the conditions set forth in General Instruction H(1)(a) and (b) of Form 10-Q and is therefore filing this Form in the reduced disclosure format.

NATIONWIDE LIFE INSURANCE COMPANY AND SUBSIDIARIES

FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2004

PART I – FINANCIAL INFORMATION

ITEM 1 Unaudited Consolidated Financial Statements

NATIONWIDE LIFE INSURANCE COMPANY AND SUBSIDIARIES

(a wholly-owned subsidiary of Nationwide Financial Services, Inc.)

Consolidated Statements of Income

(Unaudited)

(in millions, except per share amounts)

	Three months ended June 30,		Six months ended June 30,
	2004	2003	2004	2003
Revenues:
Policy charges	$254.2	$228.9	$508.9	$451.8
Life insurance premiums	65.5	70.5	130.5	145.8
Net investment income	482.3	494.5	985.1	980.8
Net realized losses on investments, hedging instruments and hedged items	(27.1)	(21.8)	(38.6)	(64.8)
Other	5.0	3.0	6.5	5.5

Total revenues	779.9	775.1	1,592.4	1,519.1

Benefits and expenses:
Interest credited to policyholder account values	312.2	331.1	628.0	656.5
Other benefits and claims	86.5	88.2	169.9	187.1
Policyholder dividends on participating policies	11.2	9.6	19.7	20.5
Amortization of deferred policy acquisition costs	102.2	94.2	205.8	173.5
Interest expense on debt, primarily with Nationwide Financial Services, Inc. (NFS)	15.1	11.8	29.4	23.6
Other operating expenses	150.2	133.4	297.1	268.1

Total benefits and expenses	677.4	668.3	1,349.9	1,329.3

Income from continuing operations before federal income tax expense	102.5	106.8	242.5	189.8
Federal income tax expense	16.7	25.2	51.4	42.2

Income from continuing operations	85.8	81.6	191.1	147.6
Cumulative effect of adoption of accounting principle, net of tax	—	—	(3.3)	—

Net income	$85.8	$81.6	$187.8	$147.6

See accompanying notes to unaudited consolidated financial statements,

including note 7 which describes related party transactions.

NATIONWIDE LIFE INSURANCE COMPANY AND SUBSIDIARIES

(a wholly-owned subsidiary of Nationwide Financial Services, Inc.)

Consolidated Balance Sheets

(in millions, except per share amounts)

	June 30, 2004	December 31, 2003
	(Unaudited)
Assets
Investments:
Securities available-for-sale, at fair value:
Fixed maturity securities (cost $26,293.7 in 2004; $25,850.2 in 2003)	$26,901.6	$26,946.8
Equity securities (cost $43.2 in 2004; $74.0 in 2003)	50.7	85.6
Mortgage loans on real estate, net	8,648.6	8,345.8
Real estate, net	89.1	96.5
Policy loans	626.9	618.3
Other long-term investments	434.1	130.6
Short-term investments, including amounts managed by a related party	1,450.8	1,860.8

Total investments	38,201.8	38,084.4

Cash	5.3	0.1
Accrued investment income	366.7	367.1
Deferred policy acquisition costs	3,450.1	3,219.3
Other assets	1,878.0	1,815.5
Assets held in separate accounts	58,071.2	57,084.5

Total assets	$101,973.1	$100,570.9

Liabilities and Shareholder’s Equity
Liabilities:
Future policy benefits and claims	$35,868.5	$35,322.3
Short-term debt	257.2	199.8
Long-term debt, payable to NFS	700.0	700.0
Other liabilities	3,155.9	3,264.7
Liabilities related to separate accounts	58,071.2	57,084.5

Total liabilities	98,052.8	96,571.3

Shareholder’s equity:
Common stock, $1 par value; authorized - 5.0 shares; issued and outstanding - 3.8 shares	3.8	3.8
Additional paid-in capital	271.3	271.3
Retained earnings	3,370.0	3,257.2
Accumulated other comprehensive income	275.2	467.3

Total shareholder’s equity	3,920.3	3,999.6

Total liabilities and shareholder’s equity	$101,973.1	$100,570.9

See accompanying notes to unaudited consolidated financial statements,

including note 7 which describes related party transactions.

NATIONWIDE LIFE INSURANCE COMPANY AND SUBSIDIARIES

(a wholly-owned subsidiary of Nationwide Financial Services, Inc.)

Consolidated Statements of Shareholder’s Equity

Six Months Ended June 30, 2004 and 2003

(Unaudited)

(in millions)

	Common stock	Additional paid-in capital	Retained earnings	Accumulated other comprehensive income	Total shareholder’s equity
Balance as of December 31, 2002	$3.8	$171.1	$2,979.6	$394.3	$3,548.8

Comprehensive income:
Net income	—	—	147.6	—	147.6
Net unrealized gains on securities available-for-sale arising during the period, net of tax	—	—	—	207.6	207.6
Accumulated net gains on cash flow hedges, net of tax	—	—	—	1.3	1.3

Total comprehensive income					356.5

Capital contributed by NFS	—	200.0	—	—	200.0

Balance as of June 30, 2003	$3.8	$371.1	$3,127.2	$603.2	$4,105.3

Balance as of December 31, 2003	$3.8	$271.3	$3,257.2	$467.3	$3,999.6

Comprehensive loss:
Net income	—	—	187.8	—	187.8
Net unrealized losses on securities available-for-sale arising during the period, net of tax	—	—		(190.5)	(190.5)
Accumulated net losses on cash flow hedges, net of tax	—	—		(1.6)	(1.6)

Total comprehensive loss					(4.3)

Dividend to NFS	—	—	(75.0)	—	(75.0)

Balance as of June 30, 2004	$3.8	$271.3	$3,370.0	$275.2	$3,920.3

See accompanying notes to unaudited consolidated financial statements,

including note 7 which describes related party transactions.

NATIONWIDE LIFE INSURANCE COMPANY AND SUBSIDIARIES

(a wholly-owned subsidiary of Nationwide Financial Services, Inc.)

Consolidated Statements of Cash Flows

(Unaudited)

(in millions)

	Six months ended June 30,
	2004	2003
Cash flows from operating activities:
Net income	$187.8	$147.6
Adjustments to reconcile net income to net cash provided by operating activities:
Interest credited to policyholder account values	628.0	656.5
Capitalization of deferred policy acquisition costs	(269.0)	(311.8)
Amortization of deferred policy acquisition costs	205.8	173.5
Amortization and depreciation	42.9	26.6
Realized losses on investments, hedging instruments and hedged items	43.8	73.4
Decrease (increase) in accrued investment income	0.4	(35.1)
Increase in other assets	(64.2)	(652.2)
Increase in policy and other liabilities	146.3	533.0
Other, net	(1.4)	8.3

Net cash provided by operating activities	920.4	619.8

Cash flows from investing activities:
Proceeds from maturity of securities available-for-sale	1,922.9	1,961.7
Proceeds from sale of securities available-for-sale	314.5	1,045.4
Proceeds from repayments of mortgage loans on real estate	816.4	496.1
Cost of securities available-for-sale acquired	(2,713.0)	(6,135.8)
Cost of mortgage loans on real estate acquired	(1,101.3)	(689.3)
Net change in short-term investments	399.8	(214.5)
Collateral (paid) received – securities lending, net	(157.8)	349.1
Other, net	(188.4)	(234.3)

Net cash used in investing activities	(706.9)	(3,421.6)

Cash flows from financing activities:
Net change in short-term debt	57.4	300.0
Contributed capital from NFS	—	200.0
Cash dividend paid to NFS	(75.0)	—
Investment and universal life insurance product deposits	2,021.6	3,020.8
Investment and universal life insurance product withdrawals	(2,212.3)	(718.7)

Net cash (used in) provided by financing activities	(208.3)	2,802.1

Net increase in cash	5.2	0.3
Cash, beginning of period	0.1	0.9

Cash, end of period	$5.3	$1.2

See accompanying notes to unaudited consolidated financial statements,

including note 7 which describes related party transactions.

NATIONWIDE LIFE INSURANCE COMPANY AND SUBSIDIARIES

(a wholly-owned subsidiary of Nationwide Financial Services, Inc.)

Notes to Unaudited Consolidated Financial Statements

June 30, 2004 and 2003

(1)	Basis of Presentation

The accompanying unaudited consolidated financial statements of Nationwide Life Insurance Company and subsidiaries (NLIC or collectively, the Company) have been prepared in accordance with accounting principles generally accepted in the United States of America (GAAP) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all information and footnotes required by GAAP for complete financial statements. GAAP differs from statutory accounting practices prescribed or permitted by regulatory authorities. The financial information included herein reflects all adjustments (all of which are normal and recurring in nature), which are, in the opinion of management, necessary for a fair presentation of financial position and results of operations. Operating results for all periods presented are not necessarily indicative of the results that may be expected for the full year. All significant intercompany balances and transactions have been eliminated. The accompanying unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements and related notes for the year ended December 31, 2003 included in the Company’s 2003 Annual Report on Form 10-K.

(2)	Reclassification

Certain items in the unaudited consolidated financial statements and related notes have been reclassified to conform to the current presentation.

(3)	Recently Issued Accounting Pronouncements

In June 2004, the Financial Accounting Standards Board (FASB) issued FASB Staff Position (FSP) FAS 97-1, Situations in Which Paragraphs 17(b) and 20 of FASB Statement No. 97, Accounting and Reporting by Insurance Enterprises for Certain Long-Duration Contracts and for Realized Gains and Losses from the Sale of Investments, Permit or Require Accrual of an Unearned Revenue Liability (FSP FAS 97-1), to clarify the guidance related to unearned revenue reserves (URR). The primary purpose of FSP FAS 97-1 is to address the practice question of whether Statement of Position (SOP) 03-1, Accounting and Reporting by Insurance Enterprises for Certain Nontraditional Long-Duration Contracts and for Separate Accounts (SOP 03-1), issued by the American Institute of Certified Public Accountants (AICPA), restricts the application of the URR guidance in Statement of Financial Accounting Standards (SFAS) No. 97 to situations in which profits are expected to be followed by losses. Because the Company was computing its URR in accordance with FSP FAS 97-1 at the time SOP 03-1 was adopted, the issuance of FSP FAS 97-1 had no impact on the Company’s financial position or results of operations as of June 30, 2004.

The Medicare Prescription Drug, Improvement and Modernization Act of 2003 (the Act) was signed into law on December 8, 2003. FSP FAS 106-1, Accounting and Disclosure Requirements Related to The Medicare Prescription Drug, Improvement and Modernization Act of 2003 (FSP FAS 106-1), issued in January 2004, permits employers that sponsor postretirement benefit plans that provide prescription drug benefits to defer accounting for the effects of the Act until the FASB issues guidance on how to account for the provisions of the Act. Under FSP FAS 106-1, the Company elected to defer recognition of the effects of the Act until the issuance of guidance. In May 2004, the FASB issued FSP FAS 106-2, Accounting and Disclosure Requirements Related to The Medicare Prescription Drug, Improvement and Modernization Act of 2003 (FSP FAS 106-2), which superceded FSP FAS 106-1 and provided guidance on accounting and disclosures related to the Act. Specifically, measures of the accumulated postretirement benefit obligation and net periodic postretirement benefit cost on or after the date of enactment must reflect the effects of the Act. Adoption of FSP FAS 106-2, effective June 30, 2004, had no impact on the Company’s financial position or results of operations due the application of Company maximum contribution caps and because the Company does not apply to the government for benefit reimbursements.

In March 2004, the Emerging Issues Task Force (EITF) reached consensus on further guidance concerning the identification of and accounting for other-than-temporary impairments and disclosures for cost method investments, as required by EITF Issue No. 03-1, The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments (EITF 03-1). The Company will apply the additional guidance concerning other-than-temporary impairments during its third quarter beginning July 1, 2004, which is not expected to have a material impact on the Company’s financial position or results of operations, as the Company does not currently hold any material cost method investments.

NATIONWIDE LIFE INSURANCE COMPANY AND SUBSIDIARIES

(a wholly-owned subsidiary of Nationwide Financial Services, Inc.)

Notes to Unaudited Consolidated Financial Statements, Continued

June 30, 2004 and 2003

In addition, effective June 30, 2004, the Company revised its method of evaluating securities to be sold based on additional interpretation of the intent to hold criteria in EITF 03-1. The revision had no impact on the Company’s consolidated financial position or results of operations.

In December 2003, the FASB issued SFAS No. 132 (revised 2003), Employers’ Disclosures about Pensions and Other Postretirement Benefits - an amendment of FASB Statements No. 87, 88 and 106 (SFAS 132R). SFAS 132R provides revised disclosure guidance for pension and other postretirement benefit plans but does not change the measurement or recognition of those plans under existing guidance. Disclosures previously required under SFAS No. 132, Employers’ Disclosures about Pensions and Other Postretirement Benefits, which was replaced by SFAS 132R, were retained. In addition, SFAS 132R requires additional disclosures about the assets, obligations, cash flows and net periodic benefit cost of defined benefit pension plans and other postretirement benefit plans on both an interim period and annual basis. See note 6 for required disclosures. The Company adopted SFAS 132R effective December 31, 2003, except for the provisions relating to annual disclosures about estimated benefit payments, which will be adopted in the fourth quarter of 2004, as permitted by SFAS 132R.

In July 2003, the AICPA issued SOP 03-1 to address many topics. The most significant topic to the Company is the accounting for contracts with guaranteed minimum death benefits (GMDB). SOP 03-1 requires companies to evaluate the significance of a GMDB to determine whether a contract should be accounted for as an investment or insurance contract. For contracts determined to be insurance contracts, companies are required to establish a reserve to recognize a portion of the assessment (revenue) that compensates the insurance company for benefits to be provided in future periods. SOP 03-1 also provides guidance on separate account presentation, interest in separate accounts, gains and losses on the transfer of assets from the general account to a separate account, liability valuation, return based on a contractually referenced pool of assets or index, annuitization options, and sales inducements to contract holders. The Company adopted SOP 03-1 effective January 1, 2004, which resulted in a $3.3 million charge, net of tax, as the cumulative effect of adoption of this accounting principle.

The following table summarizes the components of cumulative effect adjustments recorded in the Company’s 2004 consolidated statements of income:

(in millions)	January 1, 2004
Increase in future policy benefits:
Ratchet interest crediting	$(12.3)
Secondary guarantees - life insurance	(2.4)
GMDB claim reserves	(1.8)
Guaranteed Minimum Income Benefits (GMIB) claim reserves	(1.0)

Subtotal	(17.5)
Adjustment to amortization of deferred policy acquisition costs related to above	12.4
Deferred federal income taxes	1.8

Cumulative effect of adoption of accounting principle, net of tax	$(3.3)

In January 2003, the FASB issued Interpretation No. 46, Consolidation of Variable Interest Entities – an interpretation of ARB No. 51 (FIN 46). Accounting Research Bulletin No. 51, Consolidated Financial Statements (ARB 51), states that consolidation is usually necessary when a company has a “controlling financial interest” in another company, a condition most commonly achieved via ownership of a majority voting interest. FIN 46 clarifies the application of ARB 51 to certain “variable interest entities” (VIEs) where: (i) the equity investors are not empowered to make sufficient decisions about the entity’s operations, or do not receive expected returns or absorb expected losses commensurate with their equity ownership; or (ii) the entity does not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. VIEs are consolidated by their primary beneficiary, which is a party having a majority of the entity’s expected losses, expected residual returns, or both. A company holding a significant variable interest in a VIE but not deemed the primary beneficiary is subject to certain disclosure requirements specified by FIN 46. FIN 46 applies to entities formed after January 31, 2003. In October 2003, the FASB delayed the implementation date of FIN 46 for VIEs formed prior to January 31, 2003 to interim periods ending after December 15, 2003, with earlier adoption permitted.

NATIONWIDE LIFE INSURANCE COMPANY AND SUBSIDIARIES

(a wholly-owned subsidiary of Nationwide Financial Services, Inc.)

Notes to Unaudited Consolidated Financial Statements, Continued

In December 2003, the FASB issued Interpretation No. 46 (revised December 2003), Consolidation of Variable Interest Entities – an interpretation of ARB No. 51 (FIN 46R), which required all public companies to apply the provisions of FIN 46 or FIN 46R to special purpose entities created prior to February 1, 2003. Once adopted by an entity, FIN 46R replaces FIN 46. At a minimum, public companies were required to apply the provisions of FIN 46R or the unmodified provisions of FIN 46 to entities that were considered “special purpose entities” in practice and under applicable GAAP by the end of the first reporting period ending after December 15, 2003. Companies were permitted to apply either FIN 46 or FIN 46R to special purpose entities at the initial effective date on an entity-by-entity basis. The Company has no variable interests in special purpose entities. The primary difference between FIN 46R and FIN 46 was the criteria to be followed in determining the primary beneficiary. The primary beneficiary could be different based on the two Interpretations. The Company adopted the remaining provisions of FIN 46R effective January 1, 2004. See note 11 for further discussion.

(4)	Variable Annuity Contracts

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

The GMDB provides a specified minimum return upon death. Many, but not all, of these death benefits are spousal, whereby a death benefit will be paid upon death of the first spouse. The survivor has the option to terminate the contract or continue it and have the death benefit paid into the contract and a second death benefit paid upon the survivor’s death. The Company offers six primary GMDB types:

•

Return of premium – provides the greater of account value or total deposits made to the contract less any partial withdrawals and assessments, which is referred to as “net premiums.” There are two variations of this benefit. In general, there is no lock in age for this benefit. However, for some contracts the GMDB reverts to the account value at a specified age, typically age 75.

•

Reset – provides the greater of a return of premium death benefit or the most recent five-year anniversary (prior to lock-in age) account value adjusted for withdrawals. For most contracts, this GMDB locks in at age 86 or 90, and for others the GMDB reverts to the account value at age 75, 85, 86 or 90.

•

Ratchet – provides the greater of a return of premium death benefit or the highest specified “anniversary” account value (prior to age 86) adjusted for withdrawals. Currently, there are three versions of ratchet, with the difference based on the definition of anniversary: monthaversary – evaluated monthly; annual – evaluated annually; and five-year – evaluated every fifth year.

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

The GMAB is a living benefit that provides the contract holder with a guaranteed return of premium, adjusted proportionately for withdrawals, after a specified period of time (5, 7 or 10 years) selected by the contract holder at the issuance of the variable annuity contract. In some cases, the contract holder also has the option, after a specified period of time, to drop the rider and continue the variable annuity contract without the GMAB. In general, the GMAB requires a minimum allocation to guaranteed term options or adherence to limitations required by an approved asset allocation strategy.

NATIONWIDE LIFE INSURANCE COMPANY AND SUBSIDIARIES

(a wholly-owned subsidiary of Nationwide Financial Services, Inc.)

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

•	Combo – provides an annuitization value equal to the greater of account value, ratchet GMIB benefit or rollup GMIB benefit

The following table summarizes the account values and net amount at risk, net of reinsurance, for variable annuity contracts with guarantees invested in both general and separate accounts as of the dates indicated:

	June 30, 2004			December 31, 2003
(in millions)	Account value	Net amount at risk[1]	Wtd. avg. attained age	Account Value	Net amount at risk[1]	Wtd. avg. attained age
GMDB:
Return of premium	$9,540.3	$82.8	56	$9,692.8	$199.8	56
Reset	16,958.5	234.6	61	17,021.2	569.4	61
Ratchet	8,604.6	71.9	64	7,793.4	140.9	63
Roll-up	632.2	11.0	68	647.7	22.2	68
Combo	2,375.8	33.4	67	2,128.7	39.6	67

Subtotal	38,111.4	433.7	61	37,283.8	971.9	61
Earnings enhancement	272.8	11.0	60	314.1	10.9	59

Total - GMDB	$38,384.2	$444.7	61	$37,597.9	$982.8	61

GMAB:
5 Year	$247.9	$0.1	N/A	$79.9	$0.1	N/A
7 Year	336.9	0.2	N/A	125.5	0.4	N/A
10 Year	174.9	0.3	N/A	43.4	0.1	N/A

Total - GMAB	$759.7	$0.6	N/A	$248.8	$0.6	N/A

GMIB[2]:
Ratchet	$416.6	$—	N/A	$416.6	$—	N/A
Roll-up	1,134.5	—	N/A	1,131.9	—	N/A
Combo	1.0	—	N/A	1.1	—	N/A

Total - GMIB	$1,552.1	$—	N/A	$1,549.6	$—	N/A

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

(a wholly-owned subsidiary of Nationwide Financial Services, Inc.)

Notes to Unaudited Consolidated Financial Statements, Continued

Following is a rollforward of the liabilities for guarantees on variable annuity contracts reflected in the Company’s general account for the periods indicated:

(in millions)	GMDB	GMAB	GMIB	Total
Balance as of December 31, 2002	$13.7	$—	$—	$13.7
Expense provision	30.0	—	0.4	30.4
Net claims paid	(21.9)	—	—	(21.9)
Value of new business sold	—	4.7	—	4.7
Change in fair value	—	(0.4)	—	(0.4)

Balance as of December 31, 2003	$21.8	4.3	0.4	$26.5
Expense provision	18.0	—	0.1	18.1
Net claims paid	(14.0)	—	—	(14.0)
Value of new business sold	—	12.5	—	12.5
Change in fair value	—	(3.0)	—	(3.0)

Balance as of June 30, 2004	$25.8	$13.8	$0.5	$40.1

The following table summarizes account balances of contracts with guarantees that were invested in separate accounts as of the dates indicated:

(in millions)	June 30, 2004	December 31, 2003
Mutual funds:
Bond	$4,009.1	$4,370.7
Domestic equity	25,809.7	24,612.9
International equity	1,598.5	1,508.4

Total mutual funds	31,417.3	30,492.0
Money market funds	1,606.9	1,620.3

Total	$33,024.2	$32,112.3

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

The following assumptions and methodology were used to determine the GMDB claim reserves as of June 30, 2004 and December 31, 2003:

•	Data used was based on a combination of historical numbers and future projections involving 250 stochastically generated economic scenarios

•	Mean gross equity performance – 8.1%

•	Equity volatility – 18.7%

•	Mortality – 100% of Annuity 2000 table

•	Asset fees – equivalent to mutual fund and product loads

•	Discount rate – 8.0%

NATIONWIDE LIFE INSURANCE COMPANY AND SUBSIDIARIES

(a wholly-owned subsidiary of Nationwide Financial Services, Inc.)

Notes to Unaudited Consolidated Financial Statements, Continued

Lapse rate assumptions vary by duration as shown below:

Duration (years)	1	2	3	4	5	6	7	8	9	10+
Minimum	4.50%	5.50%	6.50%	8.50%	10.50%	10.50%	10.50%	17.50%	17.50%	17.50%
Maximum	4.50%	8.50%	11.50%	17.50%	22.50%	22.50%	22.50%	22.50%	22.50%	19.50%

GMABs are considered derivatives under SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended, resulting in the related liabilities being recognized at fair value, with changes in fair value reported in earnings, and therefore, excluded from the SOP 03-1 policy benefits.

GMIB claim reserves are determined each period by estimating the expected value of annuitization benefits in excess of the projected account balance at the date of annuitization and recognizing the excess ratably over the accumulation period based on total assessments. The Company regularly evaluates estimates used and adjusts the additional liability balance as appropriate, with a related charge or credit to other benefits and claims in the period of evaluation if actual experience or other evidence suggests that earlier assumptions should be revised. The assumptions used in calculating GMIB claim reserves are consistent with those used for calculating GMDB claim reserves. In addition, the calculation of GMIB claim reserves assumes utilization ranges from a low of 3% when the contract holder’s annuitization value is 10% in the money to 100% utilization when the contract holder is 90% in the money.

NATIONWIDE LIFE INSURANCE COMPANY AND SUBSIDIARIES

(a wholly-owned subsidiary of Nationwide Financial Services, Inc.)

Notes to Unaudited Consolidated Financial Statements, Continued

(5)	Comprehensive (Loss) Income

Comprehensive (loss) income includes net income and certain items that are reported directly within separate components of shareholders’ equity that bypass net income (other comprehensive income or loss). Other comprehensive (loss) income is comprised of: (1) net unrealized (losses) gains on securities available-for-sale, net of tax, adjusted for the related impacts on deferred policy acquisition costs (DAC) and future policy benefits and claims; and (2) accumulated net (losses) gains on cash flow hedges, net of tax.

The following table summarizes the Company’s other comprehensive (loss) income, before and after federal income tax benefit (expense), for the periods indicated:

	Three months ended June 30,		Six months ended June 30,
(in millions)	2004	2003	2004	2003
Net unrealized (losses) gains on securities available-for-sale arising during the period:
Gross	$(871.7)	$370.6	$(524.0)	$387.4
Adjustment to deferred policy acquisition costs	285.8	(102.6)	156.4	(128.0)
Adjustment to future policy benefits and claims	62.1	2.9	43.3	(1.1)
Related federal income tax benefit (expense)	183.3	(94.8)	113.5	(90.4)

Net unrealized (losses) gains	(340.5)	176.1	(210.8)	167.9

Reclassification adjustment for net losses on securities available-for-sale realized during the period:
Gross	24.3	12.7	31.2	61.1
Related federal income tax benefit	(8.4)	(4.5)	(10.9)	(21.4)

Net reclassification adjustment	15.9	8.2	20.3	39.7

Other comprehensive (loss) income on securities available-for-sale	(324.6)	184.3	(190.5)	207.6

Accumulated net (losses) gains on cash flow hedges:
Gross	(10.0)	1.4	(2.5)	2.0
Related federal income tax benefit (expense)	3.5	(0.5)	0.9	(0.7)

Other comprehensive (loss) income on cash flow hedges	(6.5)	0.9	(1.6)	1.3

Total other comprehensive (loss) income	$(331.1)	$185.2	$(192.1)	$208.9

Reclassification adjustments for net realized gains and losses on the ineffective portion of cash flow hedges were immaterial during the first three and six months of 2004 and 2003.

NATIONWIDE LIFE INSURANCE COMPANY AND SUBSIDIARIES

(a wholly-owned subsidiary of Nationwide Financial Services, Inc.)

Notes to Unaudited Consolidated Financial Statements, Continued

(6)	Pension Plan and Postretirement Benefits Other Than Pensions

The following table summarizes the components of net periodic benefit cost for the Company’s pension plan as a whole for the periods indicated:

	Three months ended June 30,		Six months ended June 30,
(in millions)	2004	2003	2004	2003
Service cost	$29.8	$26.0	$59.6	$52.0
Interest cost	33.2	32.9	66.3	65.9
Expected return on plan assets	(40.5)	(39.2)	(81.0)	(78.4)
Recognized net actuarial loss	1.2	0.1	2.3	0.1
Amortization of prior service cost	0.8	1.2	1.6	2.3
Amortization of unrecognized transition asset	(0.4)	(0.4)	(0.7)	(0.7)

Net periodic benefit cost	$24.1	$20.6	$48.1	$41.2

The Company previously disclosed in its financial statements for the year ended December 31, 2003 that the plan sponsor and all participating employers, including the Company, expected to contribute $130.0 million to the pension plan in 2004. Through June 30, 2004, $120 million had been contributed, including $21.6 million by the Company. The estimated contribution for the entire plan for the remainder of the year is $10.0 million. Tax planning strategies influence the timing of plan contributions.

The following table summarizes the components of net periodic benefit cost for the Company’s postretirement benefit plan as a whole for the periods indicated:

	Three months ended June 30,		Six months ended June 30,
(in millions)	2004	2003	2004	2003
Service cost	$2.7	$2.5	$5.4	$5.0
Interest cost	5.1	4.9	10.2	9.8
Expected return on plan assets	(2.1)	(2.0)	(4.2)	(4.0)
Recognized net actuarial loss	1.2	1.0	2.5	1.9
Amortization of prior service cost	(3.4)	(3.4)	(6.8)	(6.8)

Net periodic benefit cost	$3.5	$3.0	$7.1	$5.9

The Company previously disclosed in its financial statements for the year ended December 31, 2003 that the plan sponsor and all participating employers, including the Company, expected to contribute $20.7 million to the postretirement benefit plan in 2004. Through June 30, 2004, $8.0 million had been contributed, including $0.7 million by the Company. The estimated contribution for the entire plan for the remainder of the year is $12.7 million. Postretirement plan contributions are generally funded on a monthly basis.

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

Amounts on deposit with a related party in cash management for the benefit of the Company were $538.8 million and $688.7 million as of June 30, 2004 and December 31, 2003, respectively.

NATIONWIDE LIFE INSURANCE COMPANY AND SUBSIDIARIES

(a wholly-owned subsidiary of Nationwide Financial Services, Inc.)

Notes to Unaudited Consolidated Financial Statements, Continued

The Company also participates in intercompany repurchase agreements with affiliates whereby the seller transfers securities to the buyer at a stated value. Upon demand or after a stated period, the seller repurchases the securities at the original sales price plus interest. As of June 30, 2004 and December 31, 2003, the Company had no borrowings outstanding from affiliated entities under such agreements. During the first six months of 2004 and 2003, the maximum outstanding borrowings under such agreements were $126.6 million and $67.3 million, respectively, and the amounts the Company incurred for interest expense on intercompany repurchase agreements during these periods were immaterial. The Company believes that the terms of the repurchase agreements are materially consistent with what the Company could have obtained from unaffiliated parties.

Funds of Gartmore Global Investments, Inc. (GGI), an affiliate, are offered to the Company’s customers as investment options in certain of the Company’s products. As of June 30, 2004 and 2003, customer allocations to GGI funds totaled $13.49 billion and $12.24 billion, respectively. For the quarter ended June 30, 2004 and 2003, GGI paid the Company $11.0 million and $9.4 million, respectively, for the distribution and servicing of these funds, compared to $21.7 million and $18.2 million for the first six months of 2004 and 2003, respectively.

During the first six months of 2004, NLIC paid $75.0 million in dividends to NFS. During the first six months of 2003, NLIC received a $200.0 million capital contribution from NFS.

(8)	Contingencies

The Company is a party to litigation and arbitration proceedings in the ordinary course of its business. It is not possible to determine the ultimate outcome of the pending investigations and legal proceedings or to provide reasonable ranges of potential losses. Some of the matters referred to below are in very preliminary stages, and the Company does not have sufficient information to make an assessment of plaintiffs’ claims for liability or damages. In some of the cases seeking to be certified as class actions, the court has not yet decided whether a class will be certified or (in the event of certification) the size of the class and class period. In many of the cases, plaintiffs are seeking undefined amounts of damages or other relief, including punitive damages and equitable remedies, that are difficult to quantify and cannot be defined based on the information currently available. The Company does not believe, based on information currently known by the Company’s management, that the outcomes of such pending investigations and legal proceedings are likely to have a material adverse effect on the Company’s consolidated financial position. However, given the large and/or indeterminate amounts sought in certain of these matters and inherent unpredictability of litigation, it is possible that an adverse outcome in certain matters could have a material adverse effect on the Company’s consolidated financial results in a particular quarterly or annual period.

In recent years, life insurance companies have been named as defendants in lawsuits, including class action lawsuits relating to life insurance and annuity pricing and sales practices. A number of these lawsuits have resulted in substantial jury awards or settlements.

The financial services industry, including mutual fund, variable annuity and distribution companies, has been the subject of increasing scrutiny by regulators, legislators and the media over the past year. Numerous regulatory agencies, including the Securities and Exchange Commission (SEC), the National Association of Securities Dealers and the New York State Attorney General, have commenced industry-wide investigations regarding late trading and market timing in connection with mutual funds and variable insurance contracts, and have commenced enforcement actions against some mutual fund companies on those issues. Investigations and enforcement actions have also been commenced, on a smaller scale, regarding the sales practices of mutual fund and variable annuity distributors. These legal proceedings are expected to continue in the future. These investigations and proceedings could result in legal precedents and new industry-wide legislation, rules or regulations that could significantly affect the financial services industry, including variable annuity companies. The Company has been contacted by regulatory agencies for information relating to market timing, late trading, distribution and service provider compensation arrangements, and sales practices. The SEC, in conjunction with the New York State Attorney General, is conducting an investigation of market timing in certain international and global mutual funds offered in insurance products sponsored by the Company. The Company is cooperating with these regulatory agencies and is responding to those information requests.

NATIONWIDE LIFE INSURANCE COMPANY AND SUBSIDIARIES

(a wholly-owned subsidiary of Nationwide Financial Services, Inc.)

Notes to Unaudited Consolidated Financial Statements, Continued

On April 13, 2004, NLIC was named in a class action lawsuit filed in Circuit Court, Third Judicial Circuit, Madison County, Illinois entitled Woodbury v. Nationwide Life Insurance Company. The plaintiff purports to represent a class of persons in the United States who, through their ownership of a Nationwide annuity or insurance product, held units of any Nationwide sub-account invested in mutual funds which included foreign securities in their portfolios and which allegedly experienced market timing trading activity. The complaint contains allegations of negligence, reckless indifference and breach of fiduciary duty. The plaintiff seeks to recover compensatory and punitive damages in an amount not to exceed $75,000 per plaintiff or class member. NLIC removed this case to the United States District Court for the Southern District of Illinois on June 1, 2004. The plaintiffs moved to remand on June 28, 2004. This lawsuit is in a preliminary stage, and NLIC intends to defend it vigorously.

On January 21, 2004, the Company was named in a lawsuit filed in the United States District Court for the Northern District of Mississippi entitled United Investors Life Insurance Company v. Nationwide Life Insurance Company and/or Nationwide Life Insurance Company of America and/or Nationwide Life and Annuity Insurance Company and/or Nationwide Life and Annuity Company of America and/or Nationwide Financial Services, Inc. and/or Nationwide Financial Corporation, and John Does A-Z. In its complaint, plaintiff United Investors alleges that the Company and/or its affiliated life insurance companies caused the replacement of variable insurance policies and other financial products issued by United Investors with policies issued by the Nationwide defendants. The plaintiff raises claims for (1) violations of the Federal Lanham Act, and common law unfair competition and defamation, (2) tortious interference with the plaintiff’s contractual relationship with Waddell & Reed, Inc. and/or its affiliates, Waddell & Reed Financial, Inc., Waddell & Reed Financial Services, Inc. and W&R Insurance Agency, Inc., or with the plaintiff’s contractual relationships with its variable policyholders, (3) civil conspiracy, and (4) breach of fiduciary duty. The complaint seeks compensatory damages, punitive damages, pre- and post-judgment interest, a full accounting, and costs and disbursements, including attorneys’ fees. The Company filed a motion to dismiss the complaint on June 1, 2004. The Company intends to defend this lawsuit vigorously.

On October 31, 2003, the Company was named in a lawsuit seeking class action status filed in the United States District Court for the District of Arizona entitled Robert Helman et al v. Nationwide Life Insurance Company et al. The suit challenges the sale of deferred annuity products for use as investments in tax-deferred contributory retirement plans. On April 8, 2004, the plaintiff filed an amended class action complaint on behalf of all persons who purchased an individual variable deferred annuity contract or a certificate to a group variable annuity contract issued by NLIC or Nationwide Life and Annuity Insurance Company which were allegedly used to fund certain tax-deferred retirement plans. The amended class action complaint seeks unspecified compensatory damages. NLIC filed a motion to dismiss the complaint on May 24, 2004. On July 27, 2004, the court granted NLIC’s motion to dismiss. The plaintiff has appealed that dismissal to the United States Court of Appeals for the Ninth Circuit. NLIC intends to defend this lawsuit vigorously.

On May 1, 2003, NLIC was named in a class action lawsuit filed in the United States District Court for the Eastern District of Louisiana entitled Edward Miller, Individually, and on behalf of all others similarly situated, v. Nationwide Life Insurance Company. The complaint alleges that in 2001, plaintiff Edward Miller purchased three group modified single premium variable annuities issued by NLIC. The plaintiff alleges that NLIC represented in its prospectus and promised in its annuity contracts that contract holders could transfer assets without charge among the various funds available through the contracts, that the transfer rights of contract holders could not be modified and that NLIC’s expense charges under the contracts were fixed. The plaintiff claims that NLIC has breached the contracts and violated federal securities laws by imposing trading fees on transfers that were supposed to have been without charge. The plaintiff seeks compensatory damages and rescission on behalf of himself and a class of persons who purchased this type of annuity or similar contracts issued by NLIC between May 1, 2001 and April 30, 2002 inclusive and were allegedly damaged by paying transfer fees. NLIC’s motion to dismiss the complaint was granted by the Court on October 28, 2003. The plaintiff has appealed that dismissal to the United States Court of Appeals for the Fifth Circuit. The Company intends to defend this lawsuit vigorously.

NATIONWIDE LIFE INSURANCE COMPANY AND SUBSIDIARIES

(a wholly-owned subsidiary of Nationwide Financial Services, Inc.)

Notes to Unaudited Consolidated Financial Statements, Continued

On August 15, 2001, the Company was named in a lawsuit filed in the United States Court for the District of Connecticut entitled Lou Haddock, as trustee of the Flyte Tool & Die, Incorporated Deferred Compensation Plan, et al v. Nationwide Financial Services, Inc. and Nationwide Life Insurance Company. The plaintiffs first amended their complaint on September 5, 2001 to include class action allegations and have subsequently amended their complaint three times. As amended, in the current complaint the plaintiffs seek to represent a class of ERISA qualified retirement plans that purchased variable annuities from NLIC. The plaintiffs allege that they invested ERISA plan assets in their variable annuity contracts and that the Company breached ERISA fiduciary duties by allegedly accepting service payments from certain mutual funds. The complaint seeks disgorgement of some or all of the payments allegedly received by the Company, other unspecified relief for restitution, declaratory and injunctive relief, and attorneys’ fees. On December 13, 2001, the plaintiffs filed a motion for class certification. The plaintiffs filed a supplement to that motion on September 19, 2003. The Company opposed that motion on December 24, 2003. On January 30, 2004, the Company filed a Revised Memorandum in Support of Summary Judgment. The plaintiffs have opposed that motion. The Company intends to defend this lawsuit vigorously.

(9)	Securitization Transactions

As of June 30, 2004, the Company had sold $394.9 million of credit enhanced equity interests in Low-Income-Housing Tax Credit Funds (Tax Credit Funds) to unrelated third parties. The Company has guaranteed cumulative after-tax yields to third party investors ranging from 4.85% to 5.25% and as of June 30, 2004 held guarantee reserves totaling $3.9 million on these transactions. These guarantees are in effect for periods of approximately 15 years each. The Tax Credit Funds provide a stream of tax benefits to the investors that will generate a yield and return of capital. If the tax benefits are not sufficient to provide these cumulative after-tax yields, then the Company must fund any shortfall, which is mitigated by stabilization collateral set aside by the Company at the inception of the transactions. The maximum amount of undiscounted future payments that the Company could be required to pay the investors under the terms of the guarantees is $1.08 billion. The Company does not anticipate making any payments related to the guarantees.

At the time of the sales, $5.1 million of net sale proceeds were set aside as collateral for certain properties owned by the Tax Credit Funds that had not met all of the criteria necessary to generate tax credits. Such criteria include completion of construction and the leasing of each unit to a qualified tenant, among others. Properties meeting the necessary criteria are considered to have “stabilized.” The properties are evaluated regularly, and the collateral is released when stabilized. None of the stabilization collateral had been released into income during the second quarter of 2004 compared to $0.2 million during the second quarter of 2003 and compared to $0.1 million and $2.0 million during the first six months of 2004 and 2003, respectively.

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

NATIONWIDE LIFE INSURANCE COMPANY AND SUBSIDIARIES

(a wholly-owned subsidiary of Nationwide Financial Services, Inc.)

Notes to Unaudited Consolidated Financial Statements, Continued

(10)	Segment Information

Management of the Company views its business primarily based on the underlying products, and this is the basis used for defining its reportable segments. During the second quarter of 2004, the Company reorganized its segment reporting structure and now reports four segments: Individual Investments, Retirement Plans, Individual Protection, and Corporate and Other. The Company has reclassified segment results for all prior periods presented to be consistent with the new reporting structure. The primary segment profitability measure that management uses is pre-tax operating earnings, which is calculated by adjusting income from continuing operations before federal income taxes and cumulative effect of adoption of accounting principles, if any, to exclude net realized gains and losses on investments, hedging instruments and hedged items, except for periodic net coupon settlements on non-qualifying derivatives and realized gains and losses related to securitizations, if any.

The Individual Investments segment consists of individual The BEST of AMERICA® and private label deferred variable annuity products, deferred fixed annuity products, income products, and advisory services program revenues and expenses. This segment differs from the former Individual Annuity segment due to the addition of the advisory services program results. Individual deferred annuity contracts provide the customer with tax-deferred accumulation of savings and flexible payout options including lump sum, systematic withdrawal or a stream of payments for life. In addition, individual variable annuity contracts provide the customer with access to a wide range of investment options and asset protection in the event of an untimely death, while individual fixed annuity contracts generate a return for the customer at a specified interest rate fixed for prescribed periods.

The Retirement Plans segment is comprised of the Company’s private and public sector retirement plans business. This segment differs from the former Institutional Products segment because it no longer includes the results of the structured products and medium-term note businesses. The private sector includes Internal Revenue Code (IRC) Section 401(k) business generated through fixed and variable annuities. The public sector includes IRC Section 457 business in the form of fixed and variable annuities and administration-only business.

The Individual Protection segment consists of investment life products, including individual variable life and corporate-owned life insurance (COLI) products, traditional life insurance products and universal life insurance. This segment is unchanged from the former Life Insurance segment. Life insurance products provide a death benefit and generally allow the customer to build cash value on a tax-advantaged basis.

The Corporate and Other segment includes certain structured products business, the medium-term note program, net investment income not allocated to the three product segments, periodic net coupon settlements on non-qualifying derivatives, unallocated expenses, interest expense on debt, revenues and expenses of the Company’s non-insurance subsidiaries not reported in other segments, and realized gains and losses related to securitizations. This segment differs from the former Corporate segment as it now includes results from the structured products and medium-term note businesses, but no longer includes results from the advisory services program.

NATIONWIDE LIFE INSURANCE COMPANY AND SUBSIDIARIES

(a wholly-owned subsidiary of Nationwide Financial Services, Inc.)

Notes to Unaudited Consolidated Financial Statements, Continued

The following table summarizes the Company’s business segment operating results for the three months ended June 30, 2004 and 2003 (including reclassifications related to the segment reorganization):

(in millions)	Individual Investments	Retirement Plans	Individual Protection	Corporate and Other	Total
2004
Revenues:
Net investment income	$202.7	$154.5	$80.4	$44.7	$482.3
Other operating revenue	146.0	40.1	133.6	7.3	327.0
Net realized losses on investments, hedging instruments and hedged items[1]	—	—	—	(29.4)	(29.4)

Total revenues	348.7	194.6	214.0	22.6	779.9

Benefits and expenses:
Interest credited to policyholder account values	143.2	105.9	45.9	17.2	312.2
Amortization of deferred policy acquisition costs	69.0	10.4	22.8	—	102.2
Interest expense on debt	—	—	—	15.1	15.1
Other benefits and expenses	81.0	44.3	108.0	14.6	247.9

Total benefits and expenses	293.2	160.6	176.7	46.9	677.4

Income (loss) from continuing operations before federal income tax expense	55.5	34.0	37.3	(24.3)	$102.5

Net realized losses on investments, hedging instruments and hedged items[1]	—	—	—	29.4

Pre-tax operating earnings	$55.5	$34.0	$37.3	$5.1

2003
Revenues:
Net investment income	$201.6	$161.4	$80.8	$50.7	$494.5
Other operating revenue	128.1	36.8	134.5	7.3	306.7
Net realized losses on investments, hedging instruments and hedged items[1]	—	—	—	(26.1)	(26.1)

Total revenues	329.7	198.2	215.3	31.9	775.1

Benefits and expenses:
Interest credited to policyholder account values	153.7	111.7	44.6	21.1	331.1
Amortization of deferred policy acquisition costs	57.0	10.2	27.0	—	94.2
Interest expense on debt	—	—	—	11.8	11.8
Other benefits and expenses	79.0	46.1	104.0	2.1	231.2

Total benefits and expenses	289.7	168.0	175.6	35.0	668.3

Income (loss) from continuing operations before federal income tax expense	40.0	30.2	39.7	(3.1)	$106.8

Net realized losses on investments, hedging instruments and hedged items[1]	—	—	—	26.1

Pre-tax operating earnings	$40.0	$30.2	$39.7	$23.0

[1]	Excluding periodic net coupon settlements on non-qualifying derivatives.

NATIONWIDE LIFE INSURANCE COMPANY AND SUBSIDIARIES

(a wholly-owned subsidiary of Nationwide Financial Services, Inc.)

Notes to Unaudited Consolidated Financial Statements, Continued

The following table summarizes the Company’s business segment operating results for the six months ended June 30, 2004 and 2003 (including reclassifications related to the segment reorganization):

(in millions)	Individual Investments	Retirement Plans	Individual Protection	Corporate and Other	Total
2004
Revenues:
Net investment income	$414.3	$311.1	$163.5	$96.2	$985.1
Other operating revenue	287.4	80.1	272.1	11.5	651.1
Net realized losses on investments, hedging instruments and hedged items[1]	—	—	—	(43.8)	(43.8)

Total revenues	701.7	391.2	435.6	63.9	1,592.4

Benefits and expenses:
Interest credited to policyholder account values	288.4	213.6	91.1	34.9	628.0
Amortization of deferred policy acquisition costs	141.2	20.0	44.6	—	205.8
Interest expense on debt	—	—	—	29.4	29.4
Other benefits and expenses	159.9	90.9	218.9	17.0	486.7

Total benefits and expenses	589.5	324.5	354.6	81.3	1,349.9

Income (loss) from continuing operations before federal income tax expense	112.2	66.7	81.0	(17.4)	$242.5

Net realized losses on investments, hedging instruments and hedged items[1]	—	—	—	43.8

Pre-tax operating earnings	$112.2	$66.7	$81.0	$26.4

Assets as of period end	$50,611.4	$29,131.6	$11,795.2	$10,434.9	$101,973.1

2003
Revenues:
Net investment income	$396.5	$322.2	$161.3	$100.8	$980.8
Other operating revenue	254.0	72.1	271.5	14.1	611.7
Net realized losses on investments, hedging instruments and hedged items[1]	—	—	—	(73.4)	(73.4)

Total revenues	650.5	394.3	432.8	41.5	1,519.1

Benefits and expenses:
Interest credited to policyholder account values	299.9	223.4	90.8	42.4	656.5
Amortization of deferred policy acquisition costs	102.6	21.9	49.0	—	173.5
Interest expense on debt	—	—	—	23.6	23.6
Other benefits and expenses	173.1	90.0	210.7	1.9	475.7

Total benefits and expenses	575.6	335.3	350.5	67.9	1,329.3

Income (loss) from continuing operations before federal income tax expense	74.9	59.0	82.3	(26.4)	$189.8

Net realized losses on investments, hedging instruments and hedged items[1]	—	—	—	73.4

Pre-tax operating earnings	$74.9	$59.0	$82.3	$47.0

Assets as of period end	$46,445.7	$32,267.5	$10,731.7	$5,382.8	$94,827.7

[1]	Excluding periodic net coupon settlements on non-qualifying derivatives.

NATIONWIDE LIFE INSURANCE COMPANY AND SUBSIDIARIES

(a wholly-owned subsidiary of Nationwide Financial Services, Inc.)

Notes to Unaudited Consolidated Financial Statements, Continued

(11)	Variable Interest Entities

As of June 30, 2004, the Company had relationships with ten VIEs where the Company was the primary beneficiary. Each of these VIEs is a conduit that assists the Company in structured products transactions. One of the VIEs is used in the securitization of mortgage loans, while the others are involved in the sale of Tax Credit Funds to third party investors where the Company provides guaranteed returns (see note 9). Effective January 1, 2004, the Company began applying the provisions of FIN 46R to these entities. FIN 46R did not require the restatement of any prior periods. As such, for periods subsequent to December 31, 2003, the results of operations and financial position of these VIEs are included along with corresponding minority interest liabilities and related income in the accompanying consolidated financial statements.

The net assets of these VIEs totaled $299.2 million as of June 30, 2004. The most significant components of net assets were $37.9 million of mortgage loans on real estate, $334.5 million of other long-term investments, $31.8 million of other assets, $38.3 million of short-term debt, and $119.0 million of other liabilities. The total exposure to loss on these VIEs where the Company is the primary beneficiary was less than $0.1 million as of June 30, 2004. For the mortgage loan VIE, to which the short-term debt relates, the creditors have no recourse against the Company in the event of default by the VIE.

In addition to the VIEs described above, the Company holds variable interests, in the form of limited partnerships or similar investments, in a number of Tax Credit Funds where the Company is not the primary beneficiary. These investments have been held by the Company for periods of 1 to 8 years and allow the Company to experience certain tax credits and other tax benefits from affordable housing projects. The Company also has certain investments in securitization transactions that qualify as VIEs, but for which the Company is not the primary beneficiary. The total exposure to loss on these VIEs was $31.7 million as of June 30, 2004.

ITEM 2 Management’s Narrative Analysis of the Results of Operations

Forward-Looking Information

The information included herein contains certain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 with respect to the results of operations and businesses of Nationwide Life Insurance Company and subsidiaries (NLIC or collectively, the Company). These forward-looking statements involve certain risks and uncertainties. Factors that may cause actual results to differ materially from those contemplated or projected, forecast, estimated or budgeted in such forward-looking statements include, among others, the following possibilities:

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

(v)

Adverse state and federal legislation and regulation, including limitations on premium levels, increases in minimum capital and reserves, and other financial viability requirements; restrictions on mutual fund distribution payment arrangements such as revenue sharing and 12b-1 payments; and regulation changes resulting from industry practice investigations;

(vi)	Failure to expand distribution channels in order to obtain new customers or failure to retain existing customers;

(vii)

Inability to carry out marketing and sales plans, including, among others, development of new products and/or changes to certain existing products and acceptance of the new and/or revised products in the market;

(viii)

Changes in interest rates and the equity markets causing a reduction of investment income and/or asset fees; an acceleration of the amortization of deferred policy acquisition costs (DAC); reduction in the value of the Company’s investment portfolio or separate account assets; or a reduction in the demand for the Company’s products;

(ix)	General economic and business conditions which are less favorable than expected;

(x)	Competitive, regulatory or tax changes that affect the cost of, or demand for, the Company’s products;

(xi)	Unanticipated changes in industry trends and ratings assigned by nationally recognized rating organizations;

(xii)	Deviations from assumptions regarding future persistency, mortality, morbidity and interest rates used in calculating reserve amounts and in pricing the Company’s products; and

(xiii)	Adverse litigation results and/or resolution of litigation and/or arbitration or investigation results.

Introduction

The following analysis of unaudited consolidated results of operations and financial condition of the Company should be read in conjunction with the unaudited consolidated financial statements and related notes included elsewhere herein.

The Company is a leading provider of long-term savings and retirement products in the United States of America. The Company develops and sells a diverse range of products including individual annuities, private and public group retirement plans, other investment products sold to institutions, life insurance and advisory services.

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

Deferred Policy Acquisition Costs for Investment Products and Universal Life Insurance Products

The Company has deferred the costs of acquiring business, principally commissions, certain expenses of the policy issue and underwriting department, and certain variable sales expenses that relate to and vary with the production of new or renewal business. DAC is subject to recoverability testing at the time of policy issuance and loss recognition testing at the end of each reporting period.

For investment products (principally individual and group annuities) and universal life insurance products, DAC is being amortized with interest over the lives of the policies in relation to the present value of estimated future gross profits from projected interest margins, asset fees, cost of insurance, policy administration and surrender charges, less policy benefits and policy maintenance expenses. The DAC asset related to investment products and universal life insurance products is adjusted to reflect the impact of unrealized gains and losses on fixed maturity securities available-for-sale, as described in note 2(b) to the audited consolidated financial statements included in the Company’s 2003 Annual Report on Form 10-K.

The most significant assumptions that are involved in the estimation of future gross profits include future net separate account performance, surrender/lapse rates, interest margins and mortality. The Company’s long-term assumption for net separate account performance is currently 8% growth per year. If actual net separate account performance varies from the 8% assumption, the Company assumes different performance levels over the next three years such that the mean return equals the long-term assumption. This process is referred to as a reversion to the mean. The assumed net separate account return assumptions used in the DAC, models are intended to reflect what is anticipated. However, based on historical returns of the Standard and Poor’s (S&P) 500 Index, the Company’s policy regarding the reversion to the mean process does not permit such returns to be negative or in excess of 15% during the three-year reversion period.

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

The Company evaluates the appropriateness of the individual variable annuity DAC balance within pre-set parameters due to the magnitude of DAC balance related to the individual variable annuity business, the sensitivity of the calculation to minor changes in the underlying assumptions, and the related volatility that could result in the reported DAC balance without meaningful improvement to its reasonableness. If the recorded balance of individual variable annuity DAC falls outside of these parameters for a prescribed period of time, or if the recorded balance falls outside of these parameters and the Company determines it is not reasonably possible to get back within this period of time, assumptions are required to be unlocked, and the DAC is recalculated using revised best estimate assumptions. Otherwise, DAC is not unlocked to reflect updated assumptions. If DAC assumptions were unlocked and revised, the Company would continue to use the reversion to the mean process.

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

Under the Company’s accounting policy, for debt and equity securities that can be contractually prepaid or otherwise settled in a way that may limit the Company’s ability to fully recover cost, an impairment is deemed to be other-than-temporary unless the Company has both the ability and intent to hold the investment for a reasonable period until the security’s forecasted recovery and evidence exists indicating that recovery will occur in a reasonable period of time. Also, the Company estimates cash flows over the life of purchased beneficial interests in securitized financial assets. If the Company estimates that the fair value of its beneficial interests is not greater than or equal to its carrying value based on current information and events, and if there has been an adverse change in estimated cash flows since the last revised estimate, considering both timing and amount, then the Company recognizes an other-than-temporary impairment and writes down the purchased beneficial interest to fair value.

For other debt securities, an other-than-temporary impairment charge is taken when the Company does not have the ability and intent to hold the security until the forecasted recovery or if it is no longer probable that the Company will recover all amounts due under the contractual terms of the security. Many criteria are considered during this process including, but not limited to, the current fair value as compared to amortized cost or cost, as appropriate, of the security; the amount and length of time a security’s fair value has been below amortized cost/cost; specific credit issues and financial prospects related to the issuer; the Company’s intent to hold or dispose of the securities; and current economic conditions.

Other-than-temporary impairment losses result in a permanent reduction to the cost basis of the underlying investment.

Impairment losses are recorded on investments in long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets’ carrying amounts.

Significant changes in the factors the Company considers when evaluating investments for impairment losses, including significant deterioration in the credit worthiness of individual issuers, could result in a significant change in impairment losses reported in the unaudited consolidated financial statements.

Valuation Allowances for Mortgage Loans on Real Estate

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

Significant changes in the factors the Company considers in determining the valuation allowance for mortgage loans on real estate could result in a significant change in the valuation allowance reported in the unaudited consolidated financial statements.

Federal Income Taxes

The Company provides for federal income taxes based on amounts the Company believes it ultimately will owe. Inherent in the provision for federal income taxes are estimates regarding the deductibility of certain items and the realization of certain tax credits. In the event the ultimate deductibility of certain items or the realization of certain tax credits differs from estimates, the Company may be required to significantly change the provision for federal income taxes recorded in the unaudited consolidated financial statements.

Pension and Other Postretirement Employee Benefits

Pension and other postretirement employee benefit (OPEB) assumptions are revised annually in conjunction with preparation of the Company’s Annual Report on Form 10-K. The annual 2003 pension expense for substantially all of the Company’s employees and certain agents totaled $13.2 million. This was an increase of $3.2 million over the 2002 pension expense of $10.0 million and primarily was due to the impact of low interest rates and declines in the equity markets in 2002. For the Company’s primary pension plan, the discount rate used to value cash flows was lowered to 6.00% for 2003 expenses from 6.50% for 2002, and the long-term expected rate of return on plan assets was lowered to 7.75% for 2003 from 8.25% for 2002.

The annual 2003 OPEB expense for substantially all of the Company’s employees, and in 2003 certain agents, totaled $1.1 million, a decrease of $2.4 million from the annual 2002 OPEB expense of $3.5 million. This decrease primarily related to reductions in benefits provided by the plan. The discount rate used to value cash flows was lowered to 6.60% for 2003 expenses from 7.25% in 2002, and the long-term expected rate of return on plan assets was lowered to 7.50% for 2003 from 7.75% for 2002.

In establishing the discount rate and the long-term expected rate of return on plan assets, the Company employs a prospective building block approach. This process is integrated with the determination of other economic assumptions such as salary scale. For a given measurement date, the discount rate is set by reference to the yield on high-quality corporate bonds to approximate the rate at which plan benefits could effectively be settled. For pension benefits, a downward adjustment in the discount rate is included for plan administration and other expenses likely to be charged by an insurer. Since the liability for postretirement benefits includes both claims and administration expenses, a similar downward adjustment is not appropriate for the other postretirement benefits discount rate. The historical real rate of return for the reference bonds is subtracted from the yield on these bonds to generate an assumed inflation rate. Expected real rate of return on various asset sub-classes is developed based on historic risk premiums for those sub-classes. The expected real rates of return, reduced for investment expenses, are applied to the target allocation of each asset sub-class to produce an expected real rate of return for the target portfolio. This expected real rate of return varies by plan and changes when the plan’s target investment portfolio changes. The expected long-term rate of return for plan assets is the assumed inflation rate plus the expected real rate of return. This process effectively sets the expected return for the plan’s portfolio at the yield for the reference bond portfolio, adjusted for expected risk premiums of the target asset portfolio. Given the prospective nature of this calculation, short-term fluctuations in the market do not impact the expected risk premiums. However, as the yield for the reference bonds fluctuates, the assumed inflation rate and the expected long-term rate are adjusted in tandem.

The following illustrates the impact of changes in individual assumptions (without changing any other assumption) on expenses in 2003 and going forward: (1) a 50 basis point increase in the pension discount rate would have decreased 2003 pension expense by approximately 10%, and a 50 basis point increase in the pension long-term expected rate of return would have decreased 2003 pension expense by approximately 12%; (2) a 50 basis point increase in the OPEB discount rate would have decreased 2003 OPEB expense by approximately 14%, and a 50 basis point increase in the OPEB long-term expected rate of return would have decreased 2003 OPEB expense by approximately 3%.

Results of Operations

Revenues

Total revenues for second quarter 2004 increased slightly to $779.9 million compared to $775.1 million for the same period in 2003. For the first six months of 2004 and 2003, total revenues were $1.59 billion and $1.52 billion, respectively. The growth in both 2004 periods primarily was driven by an increase in policy charges due to improved equity market returns and a decline in net realized losses on investments, hedging instruments and hedged items, partially offset by a decline in life insurance premiums.

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

The following table summarizes policy charges for the periods indicated:

	Three months ended June 30,		Six months ended June 30,
(in millions)	2004	2003	2004	2003
Asset fees	$146.3	$125.3	$293.2	$241.1
Cost of insurance charges	64.1	62.5	127.6	124.9
Administrative fees	20.6	21.2	44.1	46.1
Surrender fees	23.2	19.9	44.0	39.7

Total policy charges	$254.2	$228.9	$508.9	$451.8

Asset fees totaled $146.3 million in second quarter 2004 compared to $125.3 million in second quarter 2003, while year-to-date 2004 asset fees totaled $293.2 million compared to $241.1 million a year ago. The increases were due to changes in the market value of the investment options underlying the account values, which have followed the general upward trends of the equity markets.

Net investment income includes the investment income earned on investments supporting fixed annuities, the medium-term note program, certain life insurance products and invested assets not allocated to product segments, net of related investment expenses. Net investment income in the second quarter of 2004 was $12.2 million, or 2%, lower than the same period a year ago primarily due to lower mortgage loan prepayments and bond call premiums. Net investment income increased from $980.8 million in the first six months of 2003 to $985.1 million in the first six months of 2004. The increase was primarily due to higher mortgage loan prepayments and bond call premium income in the first quarter of 2004 as a result of the low interest rate environment.

The Company makes decisions concerning the sale of invested assets based on a variety of market, business, tax and other factors. All realized gains and losses generated by these sales, charges related to other-than-temporary impairments of available-for-sale securities and other investments, and changes in valuation allowances on mortgage loans on real estate are included as realized gains and losses on investments, hedging instruments and hedged items. Also included are changes in the fair values of derivatives qualifying as fair value hedges; changes in the fair values of hedged items; the ineffective, or excluded, portion of cash flow hedges; changes in the fair values of non-qualifying derivatives; and periodic net coupon settlements on non-qualifying derivatives.

Net realized losses on investments, hedging instruments and hedged items totaled $27.1 million in second quarter 2004, compared to $21.8 million in second quarter 2003, and included other-than-temporary impairments of $30.0 million and $33.0 million in the second quarter of 2004 and 2003, respectively. For the first six months of 2004, net realized losses on investments, hedging instruments and hedged items totaled $38.6 million compared to $64.8 million for the first six months of 2003 and included other-than-temporary impairments of $46.0 million and $96.7 million respectively. Non-impairment related net realized gains on investments, hedging instruments and hedged items totaled $2.9 million in second quarter 2004 compared to $11.2 million of net gains in second quarter 2003, while year-to-date 2004 net realized gains related to non-impairment activity totaled $7.4 million compared to $31.9 million for the same period a year ago.

Benefits and Expenses

Interest credited to policyholder account values totaled $312.2 million in second quarter 2004 compared to $331.1 million in second quarter 2003, while year-to-date 2004 interest credited totaled $628.0 million compared to $656.5 million a year ago and principally relates to fixed annuities, both individual and institutional, funding agreements backing the Company’s medium-term note program and certain life insurance products. The decrease in interest credited reflects lower crediting rates in the Individual Investments segment and the private sector in the Retirement Plans segment in response to lower market interest rates, partially offset by increases in account values. Crediting rates for fixed individual annuities in second quarter 2004 were 4.00%, compared to 4.51% a year ago. Crediting rates for the private sector were 4.29%, compared to 4.82% a year ago. The increase in market interest rates in second quarter 2004 does not appear immediately in interest credited due to the timing of rate reset dates, which are typically annual or quarterly.

Other benefits and claims include policyholder benefits in excess of policyholder account values for universal life and individual deferred annuities and net claims and provisions for future policy benefits for traditional life insurance products and immediate annuities. Other benefits and claims in the second quarter of 2004 decreased $1.7 million, or 2%, from the same period a year ago and decreased from $187.1 million in the first six months of 2003 to $169.9 million in the first six months of 2004. The declines were primarily due to a decrease in the provision for future policy benefits for immediate annuities due to lower production.

Policyholder dividends on participating policies increased $1.6 million in second quarter 2004 primarily due to an increase in dividends within the group life business. For the first six months of 2004, policyholder dividends on participating policies decreased slightly due to a reduction in dividend scale due to lower interest rates.

Amortization of DAC increased to $102.2 million in the second quarter of 2004 compared to $94.2 million in the second quarter of 2003. On a year-to-date basis, DAC amortization totaled $205.8 million in 2004 compared to $173.5 million in 2003. The increases were driven by higher amortization expense in the Individual Investments segment due to higher estimated gross profits on the underlying business.

The increase in interest expense on debt in second quarter 2004 and the first six months of 2004 relates to the issuance of a $100.0 million surplus note to NFS in December 2003.

Other operating expenses increased 13% to $150.2 million in second quarter of 2004 compared to $133.4 million in second quarter 2003. For the first six months of 2004, operating expenses were $297.1 million, up 11% from $268.1 million for the first six months of 2003. The increase reflects higher advertising, promotion and employee compensation and benefits expenses.

Federal income tax expense was $16.7 million and $25.2 million for second quarter 2004 and 2003, respectively. These amounts represent effective tax rates of 16.3% for second quarter 2004 and 23.6% in 2003. The decrease in the effective tax rate was driven by a release of tax reserves as a result of a current evaluation of tax exposure items. For the first six months of 2004 and 2003, federal income tax expense was $51.4 million and $42.2 million, representing effective tax rates of 21.2% and 22.2%, respectively. The year-to-date effective tax rate decreased slightly due to the second quarter activity mentioned above, partially offset by the fact that permanent items, primarily the dividends received deduction, grew at a lesser rate than pre-tax earnings.

Cumulative Effect of Adoption of Accounting Principle

In July 2003, the American Institute of Certified Public Accountants issued Statement of Position 03-1, Accounting and Reporting by Insurance Enterprises for Certain Nontraditional Long-Duration Contracts and for Separate Accounts (SOP 03-1). SOP 03-1 addresses many topics. The most significant topic to the Company is the accounting for contracts with GMDBs. SOP 03-1 requires companies to evaluate the significance of a GMDB to determine whether a contract should be accounted for as an investment or insurance contract. For contracts determined to be insurance contracts, companies are required to establish a reserve to recognize a portion of the assessment (revenue) that compensates the insurance company for benefits to be provided in future periods. SOP 03-1 also provides guidance on separate account presentation, interest in separate accounts, gains and losses on the transfer of assets from the general account to a separate account, liability valuation, return based on a contractually referenced pool of assets or index, annuitization options, and sales inducements to contract holders. The Company adopted SOP 03-1 effective January 1, 2004, which resulted in a $3.3 million charge, net of tax, as the cumulative effect of adoption of this accounting principle. Also, see note 3 to the unaudited consolidated financials statements included in this report.

Sales

The Company regularly monitors and reports a production volume metric titled “sales.” Sales or similar measures are commonly used in the insurance industry as a measure of the volume of new and renewal business generated in a period.

Sales are not derived from any specific GAAP income statement accounts or line items and should not be viewed as a substitute for any financial measure determined in accordance with GAAP, including sales as it relates to non-insurance companies. Additionally, the Company’s definition of sales might differ from that used by other companies. As used in the insurance industry, sales, or similarly titled measures, generate customer funds managed and administered, which ultimately drive revenues.

As calculated and analyzed by the Company, statutory premiums and deposits on individual and group annuities and life insurance products calculated in accordance with accounting practices prescribed or permitted by regulatory authorities and deposits on administration-only group retirement plans and the advisory services program are adjusted as described below to arrive at sales.

Life insurance premiums determined on a GAAP basis are significantly different than statutory premiums and deposits. Life insurance premiums determined on a GAAP basis are recognized as revenue when due, as calculated on an accrual basis in proportion to the service provided and performance rendered under the contract. In addition, many life insurance and annuity products involve an initial deposit or a series of deposits from customers. These deposits are accounted for as such on a GAAP basis and therefore are not reflected in the GAAP income statement. On a statutory basis, life insurance premiums collected (cash basis) and deposits received (cash basis) are aggregated and reported as revenues in the line item statutory premiums and deposits.

Sales, as reported by the Company, are stated net of internal replacements, which the Company believes provides a more meaningful disclosure of production in a given period. In addition, the Company’s definition of sales excludes funding agreements issued under the Company’s medium-term note program; large case bank-owned life insurance (BOLI); large case pension plan acquisitions; and deposits into Nationwide employee and agent benefit plans. Although these products contribute to asset and earnings growth, they do not produce steady production flow that lends itself to meaningful comparisons and, therefore, are excluded from sales.

The Company believes that the presentation of sales as measured for management purposes enhances the understanding of the Company’s business and helps depict longer-term trends that may not be apparent in the results of operations due to differences between the timing of sales and revenue recognition.

The Company’s flagship products are marketed under The BEST of AMERICA® brand and include individual variable and group annuities, group private sector retirement plans, and variable life insurance. The BEST of AMERICA products allow customers to choose from investment options managed by premier mutual fund managers. The Company has also developed private label variable and fixed annuity products in conjunction with other financial services providers that allow those providers to sell products to their own customer bases under their own brand names.

The Company also markets group deferred compensation retirement plans to employees of state and local governments for use under Internal Revenue Code (IRC) Section 457. The Company utilizes its sponsorship by the National Association of Counties, The United States Conference of Mayors and the International Association of Firefighters when marketing IRC Section 457 products.

The following table summarizes sales by product and segment for the periods indicated.

	Three months ended June 30,		Six months ended June 30,
(in millions)	2004	2003	2004	2003
Individual Investments
Individual variable annuities:
The BEST of AMERICA products	$961.1	$1,036.0	$1,947.1	$2,190.0
Private label annuities	102.3	188.5	254.6	366.0

Total individual variable annuities	1,063.4	1,224.5	2,201.7	2,556.0

Individual fixed annuities	208.9	422.5	391.1	989.2
In retirement	33.3	36.8	66.1	73.8
Advisory services program	43.9	1.2	66.8	1.7

Total Individual Investments	1,349.5	1,685.0	2,725.7	3,620.7

Retirement Plans
Private sector pension plan:
The BEST of AMERICA products	411.6	512.9	916.5	1,135.3
Other	5.9	7.6	15.1	17.1

Total private sector pension plan	417.5	520.5	931.6	1,152.4

Public sector pension plan:
IRC Section 457 annuities	366.5	336.7	773.2	679.1

Total Retirement Plans	784.0	857.2	1,704.8	1,831.5

Individual Protection
The BEST of AMERICA variable life series	109.8	104.7	217.8	218.6
Corporate-owned life insurance	129.0	94.8	346.9	355.2
Traditional/universal life insurance	84.8	69.5	171.9	137.5

Total Individual Protection	323.6	269.0	736.6	711.3

Total sales	$2,457.1	$2,811.2	$5,167.1	$6,163.5

The Company sells its products through a diverse distribution network. Unaffiliated entities that sell the Company’s products to their own customer base include independent broker/dealers, financial institutions, wirehouse and regional firms, pension plan administrators, life insurance specialists and representatives of certain certified public accounting (CPA) firms. Representatives of affiliates who market products directly to a customer base include Nationwide Retirement Solutions, Inc. (NRS), Nationwide Provident producers, Nationwide agents and TBG Insurance Services Corporation (TBG Financial). The Company also distributes products through the agency distribution force of its ultimate parent, NMIC.

The following table summarizes sales by distribution channel for the periods indicated:

	Three months ended June 30,		Six months ended June 30,
(in millions)	2004	2003	2004	2003
Non-affiliated:
Independent broker/dealers	$726.3	$734.2	$1,543.6	$1,623.1
Financial institutions	498.6	870.1	994.3	1,870.7
Wirehouse and regional firms	388.8	415.3	815.4	904.6
Life insurance specialists	101.7	74.7	238.4	237.4
Pension plan administrators	97.1	133.7	215.2	297.3
CPA channel	32.3	1.8	45.1	3.4

Total non-affiliated sales	1,844.8	2,229.8	3,852.0	4,936.5

Affiliated:
NRS	373.3	344.6	787.8	696.0
Nationwide agents	169.9	172.0	348.4	332.2
TBG Financial	29.5	20.1	110.7	117.8
Nationwide Provident	39.6	44.7	68.2	81.0

Total affiliated sales	612.3	581.4	1,315.1	1,227.0

Total sales	$2,457.1	$2,811.2	$5,167.1	$6,163.5

Sales through the independent broker/dealer channel in the three and six months ended June 30, 2004 declined 1% and 5%, respectively, compared to the same periods a year ago, reflecting lower demand for variable annuities and an intentional reduction in fixed annuity production.

Sales through financial institutions declined 43% in second quarter 2004 to $498.6 million compared to sales of $870.1 million in second quarter 2003 and declined 47% to $994.3 million for the first six months of 2004, primarily due to planned reductions in fixed annuity sales and the effects of changes made to the fixed option of variable annuity products.

Sales generated by wirehouse and regional firms declined 6% in second quarter 2004 compared to second quarter 2003 and are 10% for the first six months of 2004, due to lower sales of individual fixed annuities and private sector retirement sales. Fixed individual annuity wirehouse sales decreased 70% in second quarter 2004 to $4.5 million compared to sales of $15.0 million in second quarter 2003 as a result of Company driven actions to improve the profitability of this business.

Sales generated by life insurance specialists increased 36% in second quarter 2004 and were flat in the first six months of 2004 compared to the same periods a year ago. The improvement in sales in the second quarter of 2004 was driven by increased renewal premium from the funding of existing executive deferred compensation plans. On a year-to-date basis, sales remain flat as the current unfavorable environment for COLI and executive deferred compensation programs continues to impact the creation of new plans and sales.

As the Company’s private sector retirement plan business model continues to evolve, direct production through the pension plan administrators channel is expected to decline, as more new business opportunities are being created in conjunction or partnership with the independent broker/dealers, wirehouse and regional firms and financial institutions relationships. This is evidenced by the 27% and 28% declines in the second quarter 2004 and first six months of 2004 sales, respectively, compared to the same periods a year ago.

Sales generated by the CPA channel increased significantly to $32.3 million in second quarter 2004 and to $45.1 in the first six months of 2004. The increase was due to the reclassification of CPA channel sales, which prior to 2004 were reported with independent broker/dealer sales.

Sales through NRS in the three months ended June 30, 2004 increased 8% primarily reflecting rollover activity from existing participants’ previous employer sponsored plans into existing accounts, as recent pension reform legislation has expanded the portability of public sector plan assets. Year-to-date 2004 sales through this channel increased 13% compared to the same period a year ago due to the same factors.

Sales generated by Nationwide agents declined 1% in second quarter compared to 2003. Sales through this channel increased 5% in the first six months of 2004 over the same period a year ago due to an increase in individual variable annuity sales related to new products, partially offset by an intentional reduction in fixed annuity production.

Similar to the life specialists channel, sales through TBG Financial increased 47% in the second quarter of 2004 compared to a year ago due to higher renewal premiums from the funding of existing executive deferred compensation plans. For the first six months of 2004, TBG Financial’s production decreased 6% compared to a year ago due to the current unfavorable environment for COLI and executive deferred compensation programs, which continues to impact the creation of new plans and sales.

Sales generated by Nationwide Provident declined 11% in second quarter and 16% in the first six months of 2004 compared to the same periods a year ago as individual investment life sales continue to be adversely impacted by the consumer preference for fixed products.

Business Segments

During the second quarter of 2004, the Company reorganized its segment reporting structure and now reports four segments: Individual Investments, Retirement Plans, Individual Protection, and Corporate and Other. The Company has reclassified segment results for all prior periods presented to be consistent with the new reporting structure.

The following table summarizes pre-tax operating earnings by segment for the periods indicated:

	Three months ended June 30,		Six months ended June 30,
(in millions)	2004	2003	2004	2003
Individual Investments	$55.5	$40.0	$112.2	$74.9
Retirement Plans	34.0	30.2	66.7	59.0
Individual Protection	37.3	39.7	81.0	82.3
Corporate and Other	5.1	23.0	26.4	47.0

Individual Investments

The Individual Investments segment consists of individual The BEST of AMERICA and private label deferred variable annuity products, deferred fixed annuity products, income products, and advisory services program revenues and expenses. This segment differs from the former Individual Annuity segment due to the addition of the advisory services program results. Individual deferred annuity contracts provide the customer with tax-deferred accumulation of savings and flexible payout options including lump sum, systematic withdrawal or a stream of payments for life. In addition, individual variable annuity contracts provide the customer with access to a wide range of investment options and asset protection in the event of an untimely death, while individual fixed annuity contracts generate a return for the customer at a specified interest rate fixed for prescribed periods.

The following table summarizes selected financial data for the Company’s Individual Investments segment for the periods indicated:

	Three months ended June 30,		Six months ended June 30,
(in millions)	2004	2003	2004	2003
Statements of Income Data
Revenues:
Policy charges	$126.0	$105.3	$249.9	$204.8
Net investment income	202.7	201.6	414.3	396.5
Premiums on immediate annuities	20.0	22.8	37.5	49.2

Total revenues	348.7	329.7	701.7	650.5

Benefits and expenses:
Interest credited to policyholder account values	143.2	153.7	288.4	299.9
Other benefits	27.2	30.2	51.1	76.0
Amortization of DAC	69.0	57.0	141.2	102.6
Other operating expenses	53.8	48.8	108.8	97.1

Total benefits and expenses	293.2	289.7	589.5	575.6

Pre-tax operating earnings	$55.5	$40.0	$112.2	$74.9

Other Data
Sales:
Individual variable annuities	$1,063.4	$1,224.5	$2,201.7	$2,556.0
Individual fixed annuities	208.9	422.5	391.1	989.2
In retirement	33.3	36.8	66.1	73.8
Advisory services program	43.9	1.2	66.8	1.7

Total sales	$1,349.5	$1,685.0	$2,725.7	$3,620.7

Average account values:
General account	$14,521.2	$13,838.4	$14,511.9	$13,377.8
Separate account	33,020.9	26,798.9	32,718.0	26,591.1
Advisory services program	71.1	1.0	56.2	0.7

Total average account values	$47,613.2	$40,638.3	$47,286.1	$39,969.6

Account values as of period end:
Individual variable annuities	$38,119.1	$33,701.1
Individual fixed annuities	7,733.1	7,119.1
In retirement	1,725.4	1,674.9
Advisory services program	91.2	1.6

Total account values	$47,668.8	$42,496.7

GMDB – Net amount at risk, net of reinsurance	$445.4	$1,998.4
GMDB – Reserves, net of reinsurance	$25.8	$21.7
Pre-tax operating earnings to average account values	0.47%	0.39%	0.47%	0.37%

Pre-tax operating earnings totaled $55.5 million in second quarter 2004, up 39% compared to second quarter 2003 earnings of $40.0 million. For the first six months of 2004, pre-tax operating earnings were $112.2 million compared to $74.9 million for the first six months of 2003, an increase of 50%. The higher earnings were primarily driven by higher asset fees and interest spread income, somewhat offset by DAC amortization.

Asset fees increased to $105.8 million in the second quarter of 2004, up 21% from $87.3 million in the same period a year ago. For the first six months of 2004, asset fees totaled $211.8 million, up 26% from the first six months of 2003 total of $168.1 million. Asset fees are calculated daily and charged as a percentage of separate account values. The fluctuations in asset fees are primarily due to changes in the market value of the investment options underlying the account values, which have followed the general trends of the equity markets. Average separate account values increased 23% to $33.02 billion for the three months ended June 30, 2004 compared to $26.80 billion in the same period a year ago.

Surrender fees increased by $2.9 million to $16.7 million in the second quarter of 2004, primarily due to a higher level of surrender activity due in part to a higher base of assets relative to a year ago. For the first six months of 2004, surrender fees totaled $30.8 million, up 9% from the first six months of 2003 total of $28.2 million, primarily due to the competitive market place, the volatile equity markets and the larger in-force levels.

Premiums on immediate annuities decreased by $2.8 million in the second quarter of 2004 over 2003. For the first six months of 2004, premiums totaled $37.5 million, down 24% from the first six months of 2003 total of $49.2 million. Results for both periods reflect an increasingly competitive sales environment.

Other benefits reflect decreased GMDB costs in 2004. GMDB exposure, as measured by the difference between the current contractual death benefit and account value, net of reinsurance, throughout the first six months of 2004 has fallen from the levels of a year ago. The reduction in other benefits also reflects decreased provision for future policy benefits for immediate annuities consistent with the decline in premium income.

Other operating expenses were $53.8 million in second quarter 2004, an increase of 10% compared to second quarter 2003. During the first six months of 2004, other operating expenses totaled $108.8 million, an increase of 12% over the first six months of 2003. The increases were driven by higher asset-based trail compensation due to growth in account values. Trail compensation is compensation paid to the Company’s producing firms that is based on the level of assets under management rather than on the new deposits made in that time period. Instead of paying a one-time amount at the point of sale, a smaller payment is made each year the business remains in-force. In some cases, a combination of both is paid.

Interest spread income is comprised of net investment income, excluding capital charges, less interest credited to policyholder account values. Interest spread income can vary depending on crediting rates offered by the Company, performance of the investment portfolio, including the rate of prepayments, changes in market interest rates, the competitive environment and other factors.

Interest spread income grew 20% in second quarter 2004, while the growth was 24% during the first six months of 2004, compared to a year ago. The growth was driven by a 5% increase in second quarter 2004 and an 8% increase in first six months of 2004 in average general account assets, increased prepayment income on mortgage loans and bonds, and the result of growth in the individual fixed annuity business, which more than offset decreased customer allocations to the guaranteed fixed options of individual variable annuities. Allocations to the guaranteed fixed option related to new domestic individual variable annuity sales during the second quarter and for the first six months of 2004, totaled 20% and 19%, compared to 52% and 55% for the same periods a year ago, respectively.

The following table summarizes interest spread on average general account values for the periods indicated:

	Three months ended June 30,		Six months ended June 30,
	2004	2003	2004	2003
Net investment income	5.74%	6.01%	5.86%	6.13%
Interest credited	3.94%	4.44%	3.97%	4.48%

Interest spread on average general account values	1.80%	1.57%	1.89%	1.65%

In addition to higher general account assets, interest spread margins widened during the quarter to 180 basis points compared to 157 basis points a year ago. Included in the current quarter were 7 basis points, or $2.4 million, of prepayment income on mortgage loans and bonds compared to 5 basis points, or $1.8 million, a year ago. For the first six months of 2004, interest spread margins widened to 189 basis points compared to 165 basis points a year ago. Included in the first six months of 2004 were 12 basis points, or $8.9 million, of prepayment income on mortgage loans and bonds compared to 6 basis points, or $3.8 million, a year ago. The higher interest rate environment relative to a year ago has eased the pressure on margins due to the interest rate floors contained in annuity contracts.

For the full year 2004, the Company expects the interest spread margins to tighten and is currently expecting full year spreads of 170 to 175 basis points, including a nominal level of prepayment activity.

The Company has taken actions to address low interest rate environments and the impact on interest spread margins. In 2003, the Company lowered commission rates for individual fixed annuities and the Company began invoking contractual provisions during second quarter 2003 that limited the amount of variable annuity deposits allocated to the guaranteed fixed option. In addition, the Company re-filed its products with lower floor guarantees in 2003, and the majority of new business is now written in these lower floor guarantee products.

Sales totaled $1.35 billion during second quarter 2004, down 20% from $1.69 billion a year ago. Variable annuity production declined in the quarter by 13% to $1.06 billion in 2004, with 20% of new domestic sales allocated to the guaranteed fixed options. Fixed annuity sales totaled $208.9 million in second quarter 2004, a 51% decrease from levels reported a year ago. For the first six months of 2004, sales were $2.73 billion compared to $3.62 billion for the first six months of 2003. A sharp drop-off in sales of fixed annuities, the result of the actions described above, which are intended to reduce the level of new individual fixed annuity business due to the challenging interest rate environment, drove segment sales lower compared to both second quarter and the first six months of 2003.

Deposits in second quarter 2004 of $1.37 billion offset by withdrawals and surrenders totaling $1.33 billion generated net flows of $37.7 million compared to the $581.8 million achieved a year ago. On a year-to-date basis, net flows generated in 2004 were $53.2 million compared to $1.31 billion in 2003.

The increase in the ratio of pre-tax operating earnings to average account values in the second quarter and first six months of 2004 compared to 2003 was primarily due to higher interest spreads on average general account values and decreased variable annuity guaranteed benefit costs.

The following table summarizes selected information about the Company’s deferred individual fixed annuities as of June 30, 2004:

	Ratchet		Reset
(in millions)	Account value	Wtd. avg. crediting rate	Account value	Wtd. avg. crediting rate
Minimum interest rate of 3.50% or greater	$—	N/A	$939.8	3.50%
Minimum interest rate of 3.00% to 3.49%	3,168.8	4.94%	6,732.0	3.19%
Minimum interest rate lower than 3.00%	706.9	3.06%	268.8	3.54%
MVA with no minimum interest rate guarantee	—	N/A	—	N/A

Total deferred individual fixed annuities	$3,875.7	4.60%	$7,940.6	3.24%

	Market value adjustment (MVA)		Total
(in millions)	Account value	Wtd. avg. crediting rate	Account value	Wtd. avg. crediting rate
Minimum interest rate of 3.50% or greater	$—	N/A	$939.8	3.50%
Minimum interest rate of 3.00% to 3.49%	—	N/A	9,900.8	3.75%
Minimum interest rate lower than 3.00%	—	N/A	975.7	3.19%
MVA with no minimum interest rate guarantee	991.7	3.71%	991.7	3.71%

Total deferred individual fixed annuities	$991.7	3.71%	$12,808.0	3.69%

Retirement Plans

The Retirement Plans segment is comprised of the Company’s private and public sector retirement plans business. The private sector includes IRC Section 401(k) business and the public sector includes IRC Section 457 business, both in the form of fixed and variable group annuities.

The following table summarizes selected financial data for the Company’s Retirement Plans segment for the periods indicated:

	Three months ended June 30,		Six months ended June 30,
(in millions)	2004	2003	2004	2003
Statements of Income Data
Revenues:
Policy charges	$40.1	$36.8	$80.1	$72.1
Net investment income	154.5	161.4	311.1	322.2

Total revenues	194.6	198.2	391.2	394.3

Benefits and expenses:
Interest credited to policyholder account values	105.9	111.7	213.6	223.4
Amortization of DAC	10.4	10.2	20.0	21.9
Other operating expenses	44.3	46.1	90.9	90.0

Total benefits and expenses	160.6	168.0	324.5	335.3

Pre-tax operating earnings	$34.0	$30.2	$66.7	$59.0

Other Data
Sales:
Private sector	$417.5	$520.5	$931.6	$1,152.4
Public sector	366.5	336.7	773.2	679.1

Total sales	$784.0	$857.2	$1,704.8	$1,831.5

Average account values:
General account	$9,648.6	$9,318.2	$9,599.6	$9,239.1
Separate account	19,238.2	17,076.3	19,294.8	16,978.0

Total average account values	$28,886.8	$26,394.5	$28,894.4	$26,217.1

Account values as of period end:
Private sector	$14,404.2	$14,442.9
Public sector	14,407.4	12,854.7

Total account values	$28,811.6	$27,297.6

Pre-tax operating earnings to average account values	0.47%	0.46%	0.46%	0.45%

Pre-tax operating earnings totaled $34.0 million in the second quarter of 2004, up 13% compared to the pre-tax operating earnings of $30.2 million reported a year ago. Pre-tax operating earnings increased 13% to $66.7 million in the first six months of 2004 compared to the same period a year ago. In both periods, increased policy charges were partially offset by lower interest spread income.

Asset fees increased 5% to $34.8 million in the second quarter of 2004 compared to $33.1 million in the quarter a year ago, while year-to-date 2004 asset fees were $70.0 million compared to $64.0 million in 2003. The increases were driven by a 13% and 14% increase in average separate account values in the second quarter and first six months of 2004, respectively, due to market appreciation and new sales.

Surrender charges increased 131% to $3.0 million in second quarter 2004 compared to second quarter 2003. Surrender charges increased 100% to $6.0 million in the first six months of 2004 compared to the same period in 2003 as a higher percentage of the plans surrendering were within the surrender charge period. The three and six months 2004 increases were due to increased surrenders of 3% and 15%, respectively, compared to the same period a year ago.

Interest spread income is comprised of net investment income less interest credited to policyholder account values. Interest spreads vary depending on crediting rates offered by the Company, performance of the investment portfolio, including the rate of prepayments, changes in market interest rates, the competitive environment and other factors.

Interest spread income was $1.1 million lower in the second quarter of 2004 compared to the second quarter of 2003 and $1.3 million lower for the first six months of 2004 compared to a year ago, primarily as a result of spread compression in both the public sector and private sector businesses driven by higher interest rates and lower prepayment income on mortgage loans and bonds.

The following table summarizes interest spread on average general account values for the periods indicated:

	Three months ended June 30,		Six months ended June 30,
	2004	2003	2004	2003
Net investment income	6.41%	6.93%	6.48%	6.97%
Interest credited	4.39%	4.79%	4.45%	4.84%

Interest spread on average general account values	2.02%	2.14%	2.03%	2.13%

Interest spread margins declined to 202 basis points in the second quarter of 2004 compared to 214 basis points a year ago. Interest spread margins declined to 203 basis points in the first six months 2004 compared to 213 basis points in the same period of 2003. Included in the current quarter were 10 basis points, or $2.5 million, of prepayment income on mortgage loans and bonds compared to 12 basis points, or $2.8 million, a year ago. On a year-to-date basis, prepayment income was 15 basis points, or $7.4 million compared to 11 basis points, or $5.1 million. For the full year 2004, the Company expects the trend of tighter interest spread margins to continue and is currently expecting full year interest spread margins of 185 to 190 basis points, including a nominal level of prepayment activity.

Other operating expenses declined 4% to $44.3 million in second quarter 2004 due to slight decreases in commissions and general expenses, and remained flat for the first six months of 2004.

Sales during second quarter 2004 declined 9% to $784.0 million compared to $857.2 million in second quarter 2003. For the first six months of 2004, sales declined 7% to $1.70 billion compared to sales of $1.83 billion for the same period a year ago.

Private sector retirement plan sales in second quarter 2004 totaled $417.5 million, a decline of 20% from a year ago, and totaled $931.6 million for the first six months of 2004, a decline of 19%. The declines in the second quarter and first six months of 2004 compared to the same periods in 2003 were due to a shift in business mix toward trust versus group annuity products.

Public sector retirement plan sales in the second quarter 2004 totaled $366.5 million, 9% higher than a year ago, and totaled $773.2 million for the first six months of 2004, an increase of 14%. Higher sales reflect new deposits and increased rollover activity from existing participants’ previous employer sponsored plans into existing accounts, as recently implemented pension reform legislation has expanded the portability of public plan assets.

Deposits in second quarter 2004 of $834.0 million were offset by participant withdrawals and surrenders totaling $891.7 million, which generated net flows from participant activity of $(57.7) million. Year-to-date 2004 net flows declined $263.6 million to $(96.4) million compared to $167.2 million in 2003.

The ratio of pre-tax operating earnings to average account values remained consistent at 47 basis points for second quarter 2004 compared to the same period a year ago as increased asset fees and surrender charges were offset by lower interest spread income.

Individual Protection

The Individual Protection segment consists of investment life insurance products, including individual variable life and COLI products, traditional life insurance products and universal life insurance. This segment is unchanged from the former Life Insurance segment. Life insurance products provide a death benefit and generally allow the customer to build cash value on a tax-advantaged basis.

The following table summarizes selected financial data for the Company’s Individual Protection segment for the periods indicated:

	Three months ended June 30,		Six months ended June 30,
(in millions)	2004	2003	2004	2003
Statements of Income Data
Revenues:
Policy charges	$88.0	$86.8	$178.7	$174.9
Net investment income	80.4	80.8	163.5	161.3
Other	45.6	47.7	93.4	96.6

Total revenues	214.0	215.3	435.6	432.8

Benefits and expenses:
Life benefits and policyholder dividends	116.4	112.1	229.7	222.2
Amortization of DAC	22.8	27.0	44.6	49.0
Other operating expenses	37.5	36.5	80.3	79.3

Total benefits and expenses	176.7	175.6	354.6	350.5

Pre-tax operating earnings	$37.3	$39.7	$81.0	$82.3

Other Data
Sales:
The BEST of AMERICA variable life series	109.8	$104.7	217.8	$218.6
Corporate-owned life insurance	129.0	94.8	346.9	355.2
Traditional/universal life insurance	84.8	69.5	171.9	137.5

Total sales	$323.6	$269.0	$736.6	$711.3

Policy reserves as of period end:
Individual investment life insurance	$2,815.6	$2,368.6
Corporate investment life insurance	4,728.1	4,126.3
Traditional life insurance	2,059.3	1,995.4
Universal life insurance	938.9	844.9

Total policy reserves	$10,541.9	$9,335.2

Insurance in-force as of period end:
Individual investment life insurance	$35,650.2	$34,169.2
Corporate investment life insurance	9,533.6	9,219.9
Traditional life insurance	21,748.3	23,657.9
Universal life insurance	8,296.3	8,054.3

Total insurance in-force	$75,228.4	$75,101.3

Pre-tax operating earnings decreased 6% to $37.3 million in second quarter 2004 compared to $39.7 million a year ago. Pre-tax operating earnings decreased 2% to $81.0 million in the first six months of 2004 compared to the same period a year ago. The decline in earnings in the second quarter was driven by weaker earnings in the individual investment life and COLI business, partially offset by strong growth and improved mortality in the fixed, or traditional and universal life insurance businesses.

Policy charges increased slightly to $88.0 million in second quarter 2004 compared to $86.8 million in second quarter 2003. Cost of insurance charges, which are assessed on the amount of insurance in-force in excess of the related policyholder account value, increased 2% in both the second quarter of 2004 and the first six months of 2004, compared to the same periods a year ago. Growth in universal life and individual investment life products were the primary contributors to the improvement in policy charges.

Net investment income remained flat in second quarter 2004. For the first six months of 2004 net investment income increased 1% to $163.5 million, reflecting growth in the universal life insurance business.

Life benefits and policyholder dividends increased 4% to $116.4 million in second quarter 2004 compared to second quarter 2003, while the increase in the first six months of 2004 was 3% compared to the same period a year ago, due to growth in insurance in-force and higher mortality experience.

Amortization of DAC decreased $4.2 million, or 16%, in second quarter 2004 and $4.4 million, or 9%, in the first six months of 2004 compared to the same periods a year ago. While DAC amortization increased in the fixed life businesses, consistent with the higher earnings reported in this business, slower earnings in the investment life businesses have lead to correspondingly lower DAC amortization.

Other operating expenses were $37.5 million in second quarter 2004, up 3% from second quarter 2003, while the first six months of 2004 saw an increase of 1% over the same period as a year ago. The increase in operating expenses was primarily driven by higher employee salaries and incentives and higher employee benefits expenses.

Second quarter 2004 sales totaled $323.6 million, 20% ahead of a year ago. Sales improved in all product categories in the quarter, with COLI sales showing the strongest growth, increasing 36% compared to a year ago. The primary driver of the improved sales in the COLI business was increased renewal premiums as the funding environment for executive deferred compensation plans has improved. For the first six months of 2004 COLI sales declined by 2% as the rebound in this market has been slower than expected. For the first six months of 2004, sales increased 4% compared to 2003 and totaled $736.6 million. Sales of traditional/universal life insurance continue to be strong, driving the improvement in year-to-date sales. Traditional/universal life sales of $171.9 million increased 25% compared to a year ago, driven by a re-tooled universal life insurance product portfolio and expanding distribution relationships in the non-affiliated distribution channels.

Corporate and Other

The Corporate and Other segment includes certain structured products business, the medium-term note program, net investment income not allocated to the three product segments, periodic net coupon settlements on non-qualifying derivatives, unallocated expenses, interest expense on debt, revenue and expenses of the Company’s non-insurance subsidiaries not reported in other segments, and realized gains and losses related to securitizations. This segment differs from the former Corporate segment as it now includes results from the structured products and medium-term note businesses, but no longer includes results from the advisory services program.

The following table summarizes selected financial data for the Company’s Corporate and Other segment for the periods indicated:

	Three months ended June 30,		Six months ended June 30,
(in millions)	2004	2003	2004	2003
Statements of Income Data
Operating revenues	$52.0	$58.0	$107.7	$114.9
Interest expense on debt, primarily with NFS	(15.1)	(11.8)	(29.4)	(23.5)
Other operating expenses	(31.8)	(23.2)	(51.9)	(44.4)

Pre-tax operating earnings	5.1	23.0	26.4	47.0

Net realized losses on investments hedging instruments and hedged items[1]	(29.4)	(26.1)	(43.8)	(73.4)

Loss from continuing operations before federal income taxes	$(24.3)	$(3.1)	$(17.4)	$(26.4)

Other Data
Account values as of period end — Funding agreements backing medium-term notes	$4,831.4	$4,535.9

[1]	Excluding periodic net settlements on non-qualifying derivatives.

The decrease in pre-tax operating earnings in the second quarter of 2004 was primarily attributable to a $6.0 million decrease in net investment income and a $14.1 million increase in other general expenses, partially offset by a $4.2 million increase in other income from variable interest entities. The primary drivers in the current quarter were lower spread income on medium-term note business and increased expenses related to legal reserves, variable interest entities, advertising and promotion, and employee compensation and benefits. During the first six months of 2004, pre-tax operating earnings decreased by 44% due to a $4.6 million decrease in net investment income and an $18.2 million increase in other general expenses as described above.

Interest expense on debt increased $3.3 million in the second quarter of 2004 and $5.9 million for the first six months of 2004 due to the issuance of a $100.0 million surplus note in December 2003.

Net realized losses on investments, hedging instruments and hedged items excluding periodic net settlements on non-qualifying derivatives totaled $29.4 million in second quarter 2004 compared to $26.1 million a year ago and included other-than-temporary impairments of $30.0 million and $33.0 million for second quarter 2004 and 2003, respectively. For the first six months of 2004, net realized losses on investments, hedging instruments and hedged items excluding periodic net settlements on non-qualifying derivatives totaled $43.8 million compared to $73.4 million for the first six months of 2003 and included other-than-temporary impairments of $46.0 million and $96.7 million, respectively.

The following table summarizes net realized losses on investments, hedging instruments and hedged items from continuing operations by source for the periods indicated, including the reclassification of certain items in the Quarterly Report on Form 10-Q for the period ended March 31, 2004 to conform to the presentation used for the six months ended June 30, 2004. No prior year amounts were reclassified.

	Three months ended June 30,		Six months ended June 30,
(in millions)	2004	2003	2004	2003
Realized gains on sales, net of hedging losses:
Fixed maturity securities available-for-sale	$7.7	$27.5	$14.5	$50.3
Hedging losses on fixed maturity sales	(1.6)	(24.4)	(5.2)	(30.3)
Equity securities available-for-sale	0.1	—	1.1	0.4
Real estate	2.1	0.6	2.5	0.9
Mortgage loans on real estate	5.6	1.3	5.6	1.4
Mortgage loan hedging losses	(0.8)	(1.4)	(1.3)	(1.4)
Other	—	—	0.2	—

Total realized gains on sales	13.1	3.6	17.4	21.3

Realized losses on sales, net of hedging gains:
Fixed maturity securities available-for-sale	(2.3)	(8.5)	(4.8)	(16.1)
Hedging gains on fixed maturity sales	0.4	1.1	0.8	5.4
Equity securities available-for-sale	(0.1)	—	(0.5)	(0.3)
Real estate	—	—	(1.2)	(0.4)
Mortgage loans on real estate	(5.2)	(0.7)	(5.9)	(0.7)
Mortgage loan hedging gains	—	—	1.8	—
Other	(1.2)	(0.5)	(1.4)	(1.0)

Total realized losses on sales	(8.4)	(8.6)	(11.2)	(13.1)

Other-than-temporary and other investment impairments:
Fixed maturity securities available-for-sale	(29.3)	(31.7)	(40.9)	(90.1)
Equity securities available-for-sale	(0.4)	—	(0.6)	(5.3)
Real estate	(0.3)	—	(2.5)	—
Mortgage loans on real estate	—	(1.3)	(2.0)	(1.3)

Total other-than-temporary and other investment impairments	(30.0)	(33.0)	(46.0)	(96.7)

Credit default swaps	0.1	6.4	(2.7)	7.8
Periodic net coupon settlements on non-qualifying derivatives	2.3	4.3	5.2	8.6
Other derivatives	(4.2)	5.5	(1.3)	7.3

Net realized losses on investments, hedging instruments and hedged items	$(27.1)	$(21.8)	$(38.6)	$(64.8)

The Company has a comprehensive portfolio monitoring process for fixed maturity and equity securities to identify and evaluate the necessity of recording impairment losses for other-than-temporary declines in the fair value of investments. See “Impairment Losses on Investments” in the “Critical Accounting Policies and Recently Issued Accounting Pronouncements” section of Part 1. Item 2 – Management’s Discussion and Analysis of Financial Condition and Results of Operations (MD&A) of this report for a complete discussion of this process.

The following table summarizes for the six months ended June 30, 2004 the Company’s largest aggregate loss on sales and write-downs by issuer (including affiliates), the related circumstances giving rise to the losses and the circumstances that may have affected other material investments held:

(in millions)	Fair value at sale (proceeds)	Loss on sale	Write-downs	June 30, 2004 holdings[1]	Net unrealized gain (loss)
A collateralized debt obligation. The write-down to fair value was taken consistent with GAAP due to an adverse change in expected cash flows of the security.	$—	$—	$(3.0)	$4.6	$—

A major U.S. airline. A write-down and sale of certain holdings of this issuer was completed during the quarter. Other issues held of this issuer were acquired during the quarter with the intent of improving the overall collateral position of the portfolio. The Company holds other securities issued by this company that it believes are fully collateralized with no further impairment loss identified.	24.9	(0.7)	(10.4)	31.7	(0.2)

Specialty finance company for healthcare providers. Recent analysis indicated that the underlying collateral has deteriorated and expected cash flows experienced an adverse change. Impairment loss taken and security recorded at fair value.	—	—	(5.9)	12.4	—

Asset-backed structure issued in 2000 which includes credit default swaps. A write-down and sale of a portion of the holdings of this issuer was taken during the quarter. Expected cash flows and fair values of the remaining holdings are being monitored. No additional impairments on these holdings are necessary at this time.	4.8	—	(4.3)	5.7	(0.2)

“Bank loan” security issued by a steel manufacturer. The company emerged from bankruptcy in 2003 and finalized its restructuring plan in second quarter 2004. A loss, included in “write-downs” in the table, was recorded as part of this restructure. No further impairment issues at the balance sheet date.	3.9	—	(1.7)	3.9	0.7

United Kingdom-based manufacturer, primarily of buses. Impaired the first quarter and subsequently sold during the second quarter of 2004.	1.3	(0.2)	(5.8)	—	—

A structured asset-backed security with home-equity loans as the underlying collateral. Expected cash flows and fair value have deteriorated during the quarter. Impairment loss taken to reduce holding to fair value.	—	—	(5.0)	5.0	—

An asset-backed security with equipment leases as the underlying collateral. Impaired and sold in the first quarter of 2004.	0.1	(0.4)	(0.6)	—	—

Collateralized debt obligation investing in high-yield and distressed collateral. Analysis indicated adverse changes to cash flow during first quarter 2004 with impairment taken to fair value. Second quarter analysis indicates stable cash flows. No additional impairment loss is necessary.	—	—	(1.5)	4.0	(0.5)

Total	$35.0	$(1.3)	$(38.2)	$67.3	$(0.2)

[1]	Holdings represent amortized cost of fixed maturity securities and cost of equity securities as of the date indicated.

No other issuer had an aggregated loss on sales and write-downs greater than 2.0% of the Company’s total gross loss on sales and write-downs on fixed maturity and equity securities.

Related Party Transactions

See note 7 to the unaudited consolidated financial statements included in Part I, Item 1 – Unaudited Consolidated Financial Statements of this report for a discussion of related party transactions.

Contractual Obligations and Commitments

The following table summarizes the Company’s contractual obligations and commitments due in each period presented:

		Payments due in
(in millions)	Total	Less than 1 year	1-3 years	3-5 years	Thereafter
Short-term debt[1]	$257.2	$257.2	$—	$—	$—
Long-term debt, payable to NFS[1]	700.0	—	—	—	700.0
Funding agreements backing medium-term notes[1]	4,831.4	1,334.8	2,999.0	243.8	253.8
Purchase and lending commitments:
Fixed maturity securities[1]	84.3	84.3	—	—	—
Commercial mortgage loans[1]	559.0	497.2	61.8	—	—
Limited partnerships[2]	44.3	44.3	—	—	—

Total	$6,476.2	$2,217.8	$3,060.8	$243.8	$953.8

[1]	No contractual provisions exist that could create, increase or accelerate those obligations presented.

[2]

Primarily related to investments in low-income-housing tax credit partnerships. The ultimate call date of these commitments may extend beyond one year but have been reflected in payments due in less than 1 year due to the call features.

As it relates to policy contract benefits, substantially all remaining policy and contract benefits to be paid do not have stated maturity dates and therefore do not lend themselves to meaningful disclosure in the format required. Furthermore, due to the nature of certain of these liabilities, they may not result in any ultimate payment requirement. For those that would result in a payment, the amounts are not readily determinable, as they are dependent on one or more future actions such as continued premium payment, death, future contract returns, surrender or annuitization election. Due to these significant uncertainties, the Company believes that inclusion of these additional amounts based on a series of estimates, of which few, if any, can be held out to be a best estimate, would not be meaningful to investors and may be confusing compared with the discounted reserve estimates disclosed in the consolidated financial statements.

Off-Balance Sheet Transactions

Under the medium-term note program, the Company issues funding agreements, which are insurance obligations under Ohio law, to an unconsolidated third party trust to secure notes issued to investors by the trust. The funding agreements are recorded as a component of future policy benefits and claims on the consolidated balance sheets. Because the Company is not the primary beneficiary of, and has no ownership interest in, or control over, the third party trust that issues the notes, the Company does not include the trust in its consolidated financial statements. Since the notes issued by the trust have a secured interest in the funding agreements issued by the Company, Moody’s Investors Service, Inc. and Standard & Poor’s Ratings Services assign the same ratings to the notes and the insurance financial strength of the Company.

As of June 30, 2004 and 2003, the Company had received $818.9 million and $1.30 billion, respectively, of cash collateral on securities lending and $456.0 million and $580.0 million, respectively, of cash for derivative collateral. The Company invested the proceeds in short-term investments, which are reflected on the consolidated balance sheets, and a corresponding liability was established to reflect the return of the collateral. The Company also held $135.0 million and $127.0 million of securities as off-balance sheet collateral on derivative transactions as of June 30, 2004 and 2003, respectively.

ITEM 3 Quantitative and Qualitative Disclosures About Market Risk

Market risks have not changed materially from those disclosed in the Company’s 2003 Annual Report on Form 10-K.

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

(b)

There have been no changes during the Company’s second fiscal quarter to its internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1 Legal Proceedings

The Company is a party to litigation and arbitration proceedings in the ordinary course of its business. It is not possible to determine the ultimate outcome of the pending investigations and legal proceedings or to provide reasonable ranges of potential losses. Some of the matters referred to below are in very preliminary stages, and the Company does not have sufficient information to make an assessment of plaintiffs’ claims for liability or damages. In some of the cases seeking to be certified as class actions, the court has not yet decided whether a class will be certified or (in the event of certification) the size of the class and class period. In many of the cases, plaintiffs are seeking undefined amounts of damages or other relief, including punitive damages and equitable remedies, that are difficult to quantify and cannot be defined based on the information currently available. The Company does not believe, based on information currently known by the Company’s management, that the outcomes of such pending investigations and legal proceedings are likely to have a material adverse effect on the Company’s consolidated financial position. However, given the large and/or indeterminate amounts sought in certain of these matters and inherent unpredictability of litigation, it is possible that an adverse outcome in certain matters could have a material adverse effect on the Company’s consolidated financial results in a particular quarterly or annual period.

In recent years, life insurance companies have been named as defendants in lawsuits, including class action lawsuits relating to life insurance and annuity pricing and sales practices. A number of these lawsuits have resulted in substantial jury awards or settlements.

The financial services industry, including mutual fund, variable annuity and distribution companies, has been the subject of increasing scrutiny by regulators, legislators and the media over the past year. Numerous regulatory agencies, including the Securities and Exchange Commission (SEC), the National Association of Securities Dealers and the New York State Attorney General, have commenced industry-wide investigations regarding late trading and market timing in connection with mutual funds and variable insurance contracts, and have commenced enforcement actions against some mutual fund companies on those issues. Investigations and enforcement actions have also been commenced, on a smaller scale, regarding the sales practices of mutual fund and variable annuity distributors. These legal proceedings are expected to continue in the future. These investigations and proceedings could result in legal precedents and new industry-wide legislation, rules or regulations that could significantly affect the financial services industry, including variable annuity companies. The Company has been contacted by regulatory agencies for information relating to market timing, late trading, distribution and service provider compensation arrangements, and sales practices. The SEC, in conjunction with the New York State Attorney General, is conducting an investigation of market timing in certain international and global mutual funds offered in insurance products sponsored by the Company. The Company is cooperating with these regulatory agencies and is responding to those information requests.

On April 13, 2004, NLIC was named in a class action lawsuit filed in Circuit Court, Third Judicial Circuit, Madison County, Illinois entitled Woodbury v. Nationwide Life Insurance Company. The plaintiff purports to represent a class of persons in the United States who, through their ownership of a Nationwide annuity or insurance product, held units of any Nationwide sub-account invested in mutual funds which included foreign securities in their portfolios and which allegedly experienced market timing trading activity. The complaint contains allegations of negligence, reckless indifference and breach of fiduciary duty. The plaintiff seeks to recover compensatory and punitive damages in an amount not to exceed $75,000 per plaintiff or class member. NLIC removed this case to the United States District Court for the Southern District of Illinois on June 1, 2004. The plaintiffs moved to remand on June 28, 2004. This lawsuit is in a preliminary stage, and NLIC intends to defend it vigorously.

On January 21, 2004, the Company was named in a lawsuit filed in the United States District Court for the Northern District of Mississippi entitled United Investors Life Insurance Company v. Nationwide Life Insurance Company and/or Nationwide Life Insurance Company of America and/or Nationwide Life and Annuity Insurance Company and/or Nationwide Life and Annuity Company of America and/or Nationwide Financial Services, Inc. and/or Nationwide Financial Corporation, and John Does A-Z. In its complaint, plaintiff United Investors alleges that the Company and/or its affiliated life insurance companies caused the replacement of variable insurance policies and other financial products issued by United Investors with policies issued by the Nationwide defendants. The plaintiff raises claims for (1) violations of the Federal Lanham Act, and common law unfair competition and defamation, (2) tortious interference with the plaintiff’s contractual relationship with Waddell & Reed, Inc. and/or its affiliates, Waddell & Reed Financial, Inc., Waddell & Reed Financial Services, Inc. and W&R Insurance Agency, Inc., or with plaintiff’s contractual relationships with its variable policyholders, (3) civil conspiracy, and (4) breach of fiduciary duty. The complaint seeks compensatory damages, punitive damages, pre- and post-judgment interest, a full accounting, and costs and disbursements, including attorneys’ fees. The Company filed a motion to dismiss the complaint on June 1, 2004. The Company intends to defend this lawsuit vigorously.

On October 31, 2003, the Company was named in a lawsuit seeking class action status filed in the United States District Court for the District of Arizona entitled Robert Helman et al v. Nationwide Life Insurance Company et al. The suit challenges the sale of deferred annuity products for use as investments in tax-deferred contributory retirement plans. On April 8, 2004, the plaintiff filed an amended class action complaint on behalf of all persons who purchased an individual variable deferred annuity contract or a certificate to a group variable annuity contract issued by NLIC or Nationwide Life and Annuity Insurance Company which were allegedly used to fund certain tax-deferred retirement plans. The amended class action complaint seeks unspecified compensatory damages. NLIC filed a motion to dismiss the complaint on May 24, 2004. On July 27, 2004, the court granted NLIC’s motion to dismiss. The plaintiff has appealed that dismissal to the United States Court of Appeals for the Ninth Circuit. NLIC intends to defend this lawsuit vigorously.

On May 1, 2003, NLIC was named in a class action lawsuit filed in the United States District Court for the Eastern District of Louisiana entitled Edward Miller, Individually, and on behalf of all others similarly situated, v. Nationwide Life Insurance Company. The complaint alleges that in 2001, plaintiff Edward Miller purchased three group modified single premium variable annuities issued by NLIC. The plaintiff alleges that NLIC represented in its prospectus and promised in its annuity contracts that contract holders could transfer assets without charge among the various funds available through the contracts, that the transfer rights of contract holders could not be modified and that NLIC’s expense charges under the contracts were fixed. The plaintiff claims that NLIC has breached the contracts and violated federal securities laws by imposing trading fees on transfers that were supposed to have been without charge. The plaintiff seeks compensatory damages and rescission on behalf of himself and a class of persons who purchased this type of annuity or similar contracts issued by NLIC between May 1, 2001 and April 30, 2002 inclusive and were allegedly damaged by paying transfer fees. NLIC’s motion to dismiss the complaint was granted by the Court on October 28, 2003. The plaintiff has appealed that dismissal to the United States Court of Appeals for the Fifth Circuit. The Company intends to defend this lawsuit vigorously.

On August 15, 2001, the Company was named in a lawsuit filed in the United States District Court for the District of Connecticut entitled Lou Haddock, as trustee of the Flyte Tool & Die, Incorporated Deferred Compensation Plan, et al v. Nationwide Financial Services, Inc. and Nationwide Life Insurance Company. The plaintiffs first amended their complaint on September 5, 2001 to include class action allegations and have subsequently amended their complaint three times. As amended, in the current complaint the plaintiffs seek to represent a class of ERISA qualified retirement plans that purchased variable annuities from NLIC. The plaintiffs allege that they invested ERISA plan assets in their variable annuity contracts and that the Company breached ERISA fiduciary duties by allegedly accepting service payments from certain mutual funds. The complaint seeks disgorgement of some or all of the payments allegedly received by the Company, other unspecified relief for restitution, declaratory and injunctive relief, and attorneys’ fees. On December 13, 2001, the plaintiffs filed a motion for class certification. The plaintiffs filed a supplement to that motion on September 19, 2003. The Company opposed that motion on December 24, 2003. On January 30, 2004, the Company filed a Revised Memorandum in Support of Summary Judgment. The plaintiffs have opposed that motion. The Company intends to defend this lawsuit vigorously.

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

10.1

364-Day Credit Agreement dated May 17, 2004 among Nationwide Financial Services, Inc., Nationwide Life Insurance Company, Nationwide Mutual Insurance Company, the banks party thereto, Bank One, NA, as agent, and Citicorp USA, Inc., as syndication agent (previously filed as Exhibit 10.1 to Form 10-Q, Commission File Number 1-12785, filed August 6, 2004, and incorporated herein by reference).

10.2

Five-Year Credit Agreement dated May 17, 2004 among Nationwide Financial Services, Inc., Nationwide Life Insurance Company, Nationwide Mutual Insurance Company, the banks party thereto, Bank One, NA, as agent, and Citicorp USA, Inc., as syndication agent (previously filed as Exhibit 10.2 to Form 10-Q, Commission File Number 1-12785, filed August 6, 2004, and incorporated herein by reference).

10.3

Employment Agreement dated January 1, 2004 and fully executed on April 7, 2004 between Mark R. Thresher and Nationwide Financial Services, Inc. (previously filed as Exhibit 10.3 to Form 10-Q, Commission File Number 1-12785, filed August 6, 2004, and incorporated herein by reference).

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

On May 5, 2004, the Company filed a Current Report on Form 8-K announcing the new management team and segment structure for Nationwide Financial Services, Inc. (NFS).

On May 27, 2004, the Company filed a Current Report on Form 8-K announcing that Standard and Poor’s Ratings Services (S&P) issued a press release announcing that it had affirmed its ‘AA-’ counterparty credit and financial strength ratings on Nationwide Life Insurance Company, Nationwide Life and Annuity Insurance Company, Nationwide Life Insurance Company of America and Nationwide Life and Annuity Company of America, all of which are wholly-owned subsidiaries of NFS. At the same time, S&P also affirmed its ‘A-’ counterparty credit and financial strength ratings on NFS.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NATIONWIDE LIFE INSURANCE COMPANY (Registrant)

Date: August 6, 2004	/s/ M. Eileen Kennedy
M. Eileen Kennedy, Senior Vice President — Chief Financial Officer