Form 10-Q
period 2004-09-30
NATIONWIDE LIFE INSURANCE CO
filed 2004-11-05
CIK 205695

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2004

or

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

As of November 1, 2004 the registrant had 3,814,779 shares outstanding of its common stock (par value $1 per share).

The Registrant meets the conditions set forth in General Instruction H(1)(a) and (b) of Form 10-Q and is therefore filing this Form in the reduced disclosure format.

NATIONWIDE LIFE INSURANCE COMPANY AND SUBSIDIARIES

FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2004

PART I – FINANCIAL INFORMATION

ITEM 1 Unaudited Consolidated Financial Statements

NATIONWIDE LIFE INSURANCE COMPANY AND SUBSIDIARIES

(a wholly-owned subsidiary of Nationwide Financial Services, Inc.)

Consolidated Statements of Income

(Unaudited)

(in millions)

	Three months ended September 30,		Nine months ended September 30,
	2004	2003	2004	2003
Revenues:
Policy charges	$254.4	$238.0	$763.3	$689.8
Life insurance premiums	70.9	70.4	201.4	216.2
Net investment income	514.3	497.3	1,499.4	1,478.1
Net realized (losses) gains on investments, hedging instruments and hedged items	(11.4)	5.3	(50.0)	(59.5)
Other	1.3	4.6	7.8	10.1

Total revenues	829.5	815.6	2,421.9	2,334.7

Benefits and expenses:
Interest credited to policyholder account values	322.7	328.3	950.7	984.8
Other benefits and claims	94.1	92.0	264.0	279.1
Policyholder dividends on participating policies	7.1	11.0	26.8	31.5
Amortization of deferred policy acquisition costs	94.1	98.3	299.9	271.8
Interest expense on debt, primarily with Nationwide Financial Services, Inc. (NFS)	15.0	12.3	44.4	35.9
Other operating expenses	153.1	135.3	450.2	403.4

Total benefits and expenses	686.1	677.2	2,036.0	2,006.5

Income from continuing operations before federal income tax expense	143.4	138.4	385.9	328.2
Federal income tax expense	36.3	33.6	87.7	75.8

Income from continuing operations	107.1	104.8	298.2	252.4
Cumulative effect of adoption of accounting principle, net of tax	—	—	(3.3)	—

Net income	$107.1	$104.8	$294.9	$252.4

See accompanying notes to unaudited consolidated financial statements,

including Note 7 which describes related party transactions.

NATIONWIDE LIFE INSURANCE COMPANY AND SUBSIDIARIES

(a wholly-owned subsidiary of Nationwide Financial Services, Inc.)

Consolidated Balance Sheets

(in millions, except per share amounts)

	September 30, 2004	December 31, 2003
	(Unaudited)
Assets
Investments:
Securities available-for-sale, at fair value:
Fixed maturity securities (cost $26,827.6 in 2004; $25,850.2 in 2003)	$27,840.0	$26,946.8
Equity securities (cost $42.6 in 2004; $74.0 in 2003)	57.3	85.6
Mortgage loans on real estate, net	8,621.3	8,345.8
Real estate, net	83.7	96.5
Policy loans	639.6	618.3
Other long-term investments	462.4	130.6
Short-term investments, including amounts managed by a related party	1,643.0	1,860.8

Total investments	39,347.3	38,084.4
Cash	5.1	0.1
Accrued investment income	375.2	367.1
Deferred policy acquisition costs	3,360.3	3,219.3
Other assets	1,836.9	1,815.5
Assets held in separate accounts	56,811.3	57,084.5

Total assets	$101,736.1	$100,570.9

Liabilities and Shareholder’s Equity
Liabilities:
Future policy benefits and claims	$36,301.4	$35,322.3
Short-term debt	306.1	199.8
Long-term debt, payable to NFS	700.0	700.0
Other liabilities	3,474.8	3,264.7
Liabilities related to separate accounts	56,811.3	57,084.5

Total liabilities	97,593.6	96,571.3

Shareholder’s equity:
Common stock, $1 par value; authorized - 5.0 shares; issued and outstanding - 3.8 shares	3.8	3.8
Additional paid-in capital	271.3	271.3
Retained earnings	3,427.1	3,257.2
Accumulated other comprehensive income	440.3	467.3

Total shareholder’s equity	4,142.5	3,999.6

Total liabilities and shareholder’s equity	$101,736.1	$100,570.9

See accompanying notes to unaudited consolidated financial statements,

including Note 7 which describes related party transactions.

NATIONWIDE LIFE INSURANCE COMPANY AND SUBSIDIARIES

(a wholly-owned subsidiary of Nationwide Financial Services, Inc.)

Consolidated Statements of Shareholder’s Equity

Nine Months Ended September 30, 2004 and 2003

(Unaudited)

(in millions)

	Common stock	Additional paid-in capital	Retained earnings	Accumulated other comprehensive income	Total shareholder’s equity
Balance as of December 31, 2002	$3.8	$171.1	$2,979.6	$394.3	$3,548.8

Comprehensive income:
Net income	—	—	252.4	—	252.4
Net unrealized gains on securities available-for-sale arising during the period, net of tax	—	—	—	181.9	181.9
Accumulated net losses on cash flow hedges, net of tax	—	—	—	(1.9)	(1.9)

Total comprehensive income					432.4

Capital contributed by NFS	—	200.2	—	—	200.2

Dividends to NFS	—	—	(60.0)	—	(60.0)

Balance as of September 30, 2003	$3.8	$371.3	$3,172.0	$574.3	$4,121.4

Balance as of December 31, 2003	$3.8	$271.3	$3,257.2	$467.3	$3,999.6
Comprehensive income:
Net income	—	—	294.9	—	294.9
Net unrealized losses on securities available-for-sale arising during the period, net of tax	—	—	—	(21.1)	(21.1)
Accumulated net losses on cash flow hedges, net of tax	—	—	—	(5.9)	(5.9)

Total comprehensive income					267.9

Dividends to NFS	—	—	(125.0)	—	(125.0)

Balance as of September 30, 2004	$3.8	$271.3	$3,427.1	$440.3	$4,142.5

See accompanying notes to unaudited consolidated financial statements,

including Note 7 which describes related party transactions.

NATIONWIDE LIFE INSURANCE COMPANY AND SUBSIDIARIES

(a wholly-owned subsidiary of Nationwide Financial Services, Inc.)

Consolidated Statements of Cash Flows

(Unaudited)

(in millions)

	Nine months ended September 30,
	2004	2003
Cash flows from operating activities:
Net income	$294.9	$252.4
Adjustments to reconcile net income to net cash provided by operating activities:
Interest credited to policyholder account values	950.7	984.8
Capitalization of deferred policy acquisition costs	(382.4)	(438.9)
Amortization of deferred policy acquisition costs	299.9	271.8
Amortization and depreciation	54.0	46.8
Net realized losses on investments, hedging instruments and hedged items	50.0	59.5
Increase in accrued investment income	(8.1)	(41.4)
Increase in other assets	(45.8)	(382.9)
Increase in policy and other liabilities	34.8	155.0
Other, net	(14.2)	24.6

Net cash provided by operating activities	1,233.8	931.7

Cash flows from investing activities:
Proceeds from maturity of securities available-for-sale	2,803.9	3,089.8
Proceeds from sale of securities available-for-sale	1,112.5	1,868.2
Proceeds from repayments of mortgage loans on real estate	1,344.4	158.9
Cost of securities available-for-sale acquired	(4,924.5)	(7,631.4)
Cost of mortgage loans on real estate acquired	(1,584.0)	(484.3)
Net change in short-term investments	226.6	(367.7)
Collateral received (paid) – securities lending, net	154.1	(13.8)
Other, net	(155.5)	(48.9)

Net cash used in investing activities	(1,022.5)	(3,429.2)

Cash flows from financing activities:
Net change in short-term debt	106.3	299.8
Contributed capital from NFS	—	200.2
Cash dividends paid to NFS	(125.0)	(60.0)
Investment and universal life insurance product deposits	3,023.9	4,181.5
Investment and universal life insurance product withdrawals	(3,211.5)	(2,118.5)

Net cash (used in) provided by financing activities	(206.3)	2,503.0

Net increase in cash	5.0	5.5
Cash, beginning of period	0.1	0.9

Cash, end of period	$5.1	$6.4

See accompanying notes to unaudited consolidated financial statements,

including Note 7 which describes related party transactions.

NATIONWIDE LIFE INSURANCE COMPANY AND SUBSIDIARIES

(a wholly-owned subsidiary of Nationwide Financial Services, Inc.)

Notes to Unaudited Consolidated Financial Statements

September 30, 2004 and 2003

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

(3)	Recently Issued Accounting Pronouncements

In March 2004, the Emerging Issues Task Force (EITF) reached consensus on further guidance concerning the identification of and accounting for other-than-temporary impairments and disclosures for cost method investments, as required by EITF Issue No. 03-1, The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments (EITF 03-1), which was issued on October 23, 2003. The Company disclosed in its Quarterly Report on Form 10-Q for the period ended June 30, 2004 that this additional guidance would be applied during its third quarter beginning July 1, 2004. Also, effective June 30, 2004, the Company revised its method of evaluating securities to be sold based on additional interpretation of the intent to hold criteria in EITF 03-1. This revision had no impact on the Company’s consolidated financial position or results of operations.

On September 8, 2004, the Financial Accounting Standards Board (FASB) exposed for comment FASB Staff Position (FSP) EITF Issue 03-1-a, which was intended to provide guidance related to the application of paragraph 16 of EITF 03-1, and proposed FSP EITF Issue 03-1-b, which proposed a delay in the effective date of EITF 03-1 for debt securities that are impaired because of interest rate and/or sector spread increases. Based on comments received on these proposals, on September 30, 2004 the FASB issued FSP EITF 03-1-1, Effective Date of Paragraphs 10-20 of EITF Issue No. 03-1, which delayed the effectiveness of the guidance in EITF 03-1 in its entirety, with the exception of certain disclosure requirements. The delay had no impact on the Company’s consolidated financial position or results of operations for the current quarter. The Company continues to actively monitor its portfolio for any securities deemed to be other-than-temporarily impaired, based on the guidance in the Securities and Exchange Commission (SEC) Staff Accounting Bulletin No. 59, Accounting for Noncurrent Marketable Equity Securities, and Statement of Financial Accounting Standards (SFAS) No. 115, Accounting for Certain Investments in Debt and Equity Securities. Due to uncertainty regarding the ultimate guidance to be issued, the Company cannot reasonably estimate the impact on the Company’s financial position or results of operations, if any, of adopting EITF 03-1.

NATIONWIDE LIFE INSURANCE COMPANY AND SUBSIDIARIES

(a wholly-owned subsidiary of Nationwide Financial Services, Inc.)

Notes to Unaudited Consolidated Financial Statements, Continued

In June 2004, the FASB issued FSP FAS 97-1, Situations in Which Paragraphs 17(b) and 20 of FASB Statement No. 97, Accounting and Reporting by Insurance Enterprises for Certain Long-Duration Contracts and for Realized Gains and Losses from the Sale of Investments, Permit or Require Accrual of an Unearned Revenue Liability (FSP FAS 97-1), to clarify the guidance related to unearned revenue reserves (URR). The primary purpose of FSP FAS 97-1 is to address the practice question of whether Statement of Position (SOP) 03-1, Accounting and Reporting by Insurance Enterprises for Certain Nontraditional Long-Duration Contracts and for Separate Accounts (SOP 03-1), issued by the American Institute of Certified Public Accountants (AICPA), restricts the application of the URR guidance in SFAS No. 97 to situations in which profits are expected to be followed by losses. Because the Company was computing its URR in accordance with FSP FAS 97-1 at the time SOP 03-1 was adopted, the issuance of FSP FAS 97-1 had no impact on the Company’s financial position or results of operations at the time of adoption.

The Medicare Prescription Drug, Improvement and Modernization Act of 2003 (the Act) was signed into law on December 8, 2003. In accordance with FSP FAS 106-1, Accounting and Disclosure Requirements Related to The Medicare Prescription Drug, Improvement and Modernization Act of 2003 (FSP FAS 106-1), issued in January 2004, the Company elected to defer accounting for the effects of the Act until the FASB issues guidance on how to account for the provisions of the Act. In May 2004, the FASB issued FSP FAS 106-2, Accounting and Disclosure Requirements Related to The Medicare Prescription Drug, Improvement and Modernization Act of 2003 (FSP FAS 106-2), which superceded FSP FAS 106-1 and provided guidance on accounting and disclosures related to the Act. Specifically, measures of the accumulated postretirement benefit obligation and net periodic postretirement benefit cost on or after the date of enactment must reflect the effects of the Act. The Company’s adoption of FSP FAS 106-2, effective June 30, 2004, had no impact on the Company’s financial position or results of operations due the application of Company maximum contribution caps and because the Company does not apply to the United States government for benefit reimbursements.

In December 2003, the FASB issued SFAS No. 132 (revised 2003), Employers’ Disclosures about Pensions and Other Postretirement Benefits – an amendment of FASB Statements No. 87, 88 and 106 (SFAS 132R). SFAS 132R provides revised disclosure guidance for pension and other postretirement benefit plans but does not change the measurement or recognition of those plans under existing guidance. Disclosures previously required under SFAS No. 132, Employers’ Disclosures about Pensions and Other Postretirement Benefits, which was replaced by SFAS 132R, were retained. In addition, SFAS 132R requires additional disclosures about the assets, obligations, cash flows and net periodic benefit cost of defined benefit pension plans and other postretirement benefit plans on both an interim period and annual basis. See Note 6 for required disclosures. The Company adopted SFAS 132R effective December 31, 2003, except for the provisions relating to annual disclosures about estimated benefit payments, which will be adopted in the fourth quarter of 2004, as permitted by SFAS 132R.

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

The following table summarizes the account values and net amount at risk, net of reinsurance, for variable annuity contracts with guarantees invested in both general and separate accounts as of the dates indicated:

	September 30, 2004			December 31, 2003
(in millions)	Account value	Net amount at risk[1]	Wtd. avg. attained age	Account value	Net amount at risk[1]	Wtd. avg. attained age
GMDB:
Return of premium	$9,174.1	$92.7	56	$9,692.8	$199.8	56
Reset	16,496.5	247.8	62	17,021.2	569.4	61
Ratchet	8,759.7	78.6	64	7,793.4	140.9	63
Roll-up	609.1	11.5	68	647.7	22.2	68
Combo	2,368.1	36.7	67	2,128.7	39.6	67

Subtotal	37,407.5	467.3	63	37,283.8	971.9	61
Earnings enhancement	278.3	10.2	61	314.1	10.9	59

Total - GMDB	$37,685.8	$477.5	63	$37,597.9	$982.8	61

GMAB:
5 Year	$346.6	$0.5	N/A	$79.9	$0.1	N/A
7 Year	430.2	0.9	N/A	125.5	0.4	N/A
10 Year	226.0	1.0	N/A	43.4	0.1	N/A

Total - GMAB	$1,002.8	$2.4	N/A	$248.8	$0.6	N/A

GMIB[2]:
Ratchet	$410.0	$—	N/A	$416.6	$—	N/A
Roll-up	1,111.9	—	N/A	1,131.9	—	N/A
Combo	0.9	—	N/A	1.1	—	N/A

Total - GMIB	$1,522.8	$—	N/A	$1,549.6	$—	N/A

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

NATIONWIDE LIFE INSURANCE COMPANY AND SUBSIDIARIES

(a wholly-owned subsidiary of Nationwide Financial Services, Inc.)

Notes to Unaudited Consolidated Financial Statements, Continued

Following is a rollforward of the liabilities for guarantees on variable annuity contracts reflected in the Company’s general account for the periods indicated:

(in millions)	GMDB	GMAB	GMIB	Total
Balance as of December 31, 2002	$13.7	$—	$—	$13.7
Expense provision	30.0	—	—	30.0
Net claims paid	(21.9)	—	—	(21.9)
Value of new business sold	—	4.7	—	4.7
Change in fair value	—	(0.4)	—	(0.4)

Balance as of December 31, 2003	21.8	4.3	—	26.1
Expense provision	27.3	—	0.7	28.0
Net claims paid	(19.4)	—	—	(19.4)
Value of new business sold	—	18.4	—	18.4
Change in fair value	—	(0.1)	—	(0.1)

Balance as of September 30, 2004	$29.7	$22.6	$0.7	$53.0

The following table summarizes account balances of contracts with guarantees that were invested in separate accounts as of the dates indicated:

(in millions)	September 30, 2004	December 31, 2003
Mutual funds:
Bond	$4,118.9	$4,370.7
Domestic equity	24,928.8	24,612.9
International equity	1,571.4	1,508.4

Total mutual funds	30,619.1	30,492.0
Money market funds	1,694.0	1,620.3

Total	$32,313.1	$32,112.3

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

The following assumptions and methodology were used to determine the GMDB claim reserves as of September 30, 2004 and December 31, 2003:

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

GMABs are considered embedded derivatives under SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended, resulting in the related liabilities being separated from the host insurance product and recognized at fair value, with changes in fair value reported in earnings, and therefore, excluded from the SOP 03-1 policy benefits.

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

NATIONWIDE LIFE INSURANCE COMPANY AND SUBSIDIARIES

(a wholly-owned subsidiary of Nationwide Financial Services, Inc.)

Notes to Unaudited Consolidated Financial Statements, Continued

(5)	Comprehensive Income (Loss)

Comprehensive income (loss) includes net income and certain items that are reported directly within separate components of shareholders’ equity that bypass net income (other comprehensive income or loss). Other comprehensive income (loss) is comprised of: (1) net unrealized gains (losses) on securities available-for-sale, net of tax, adjusted for the related impacts on deferred policy acquisition costs and future policy benefits and claims; and (2) accumulated net losses on cash flow hedges, net of tax.

The following table summarizes the Company’s other comprehensive income (loss), before and after federal income tax (expense) benefit, for the periods indicated:

	Three months ended September 30,		Nine months ended September 30,
(in millions)	2004	2003	2004	2003
Net unrealized gains (losses) on securities available-for-sale arising during the period:
Gross	$401.5	$(139.0)	$(121.9)	$248.4
Adjustment to deferred policy acquisition costs	(108.5)	61.3	47.3	(66.7)
Adjustment to future policy benefits and claims	(41.9)	27.1	1.4	26.0
Related federal income tax (expense) benefit	(87.9)	17.7	25.6	(72.7)

Net unrealized gains (losses)	163.2	(32.9)	(47.6)	135.0

Reclassification adjustment for net losses on securities available-for-sale realized during the period:
Gross	9.6	11.1	40.8	72.2
Related federal income tax benefit	(3.4)	(3.9)	(14.3)	(25.3)

Net reclassification adjustment	6.2	7.2	26.5	46.9

Other comprehensive income (loss) on securities available-for-sale	169.4	(25.7)	(21.1)	181.9

Accumulated net losses on cash flow hedges:
Gross	(6.6)	(4.9)	(9.1)	(2.9)
Related federal income tax benefit	2.3	1.7	3.2	1.0

Other comprehensive loss on cash flow hedges	(4.3)	(3.2)	(5.9)	(1.9)

Total other comprehensive income (loss)	$165.1	$(28.9)	$(27.0)	$180.0

Adjustments for net realized gains and losses on the ineffective portion of cash flow hedges were immaterial during the three month and nine month periods ended September 30, 2004 and 2003, respectively.

NATIONWIDE LIFE INSURANCE COMPANY AND SUBSIDIARIES

(a wholly-owned subsidiary of Nationwide Financial Services, Inc.)

Notes to Unaudited Consolidated Financial Statements, Continued

(6)	Pension Plan and Postretirement Benefits Other Than Pensions

The following table summarizes the components of net periodic benefit cost for the Company’s pension plan as a whole for the periods indicated:

	Three months ended September 30,		Nine months ended September 30,
(in millions)	2004	2003	2004	2003
Service cost	$31.8	$25.9	$91.4	$77.9
Interest cost	34.2	32.9	100.5	98.8
Expected return on plan assets	(44.8)	(39.1)	(125.8)	(117.5)
Recognized net actuarial (gain) loss	(2.3)	—	—	0.1
Amortization of prior service cost	1.8	1.1	3.4	3.4
Amortization of unrecognized transition asset	(0.3)	(0.3)	(1.0)	(1.0)

Net periodic benefit cost	$20.4	$20.5	$68.5	$61.7

The Company previously disclosed in its financial statements for the year ended December 31, 2003 that the plan sponsor and all participating employers, including the Company, expected to contribute $130.0 million to the pension plan in 2004. Through September 30, 2004, $130.0 million had been contributed, including $21.6 million by the Company. There are no additional contributions to the plan anticipated from the plan sponsor and all participating employers, including the Company, for the remainder of the year. Tax planning strategies influence the timing of plan contributions.

The following table summarizes the components of net periodic benefit (income) cost for the Company’s postretirement benefit plan as a whole for the periods indicated:

	Three months ended September 30,		Nine months ended September 30,
(in millions)	2004	2003	2004	2003
Service cost	$1.5	$2.4	$6.9	$7.4
Interest cost	2.9	4.8	13.1	14.6
Expected return on plan assets	(2.4)	(2.0)	(6.6)	(6.0)
Recognized net acurairal (gain) loss	(1.4)	0.9	1.1	2.8
Amortization of prior service cost	(3.4)	(3.4)	(10.2)	(10.2)

Net periodic benefit (income) cost	$(2.8)	$2.7	$4.3	$8.6

The Company previously disclosed in its financial statements for the year ended December 31, 2003 that the plan sponsor and all participating employers, including the Company, expected to contribute $20.7 million to the postretirement benefit plan in 2004. Due to revised expense estimates, reflecting participant levels, claims experience, asset levels and related returns, the total expected contribution for 2004 is $16.0 million. Through September 30, 2004, $12.0 million had been contributed, including $2.2 million by the Company. The estimated contribution for the plan as a whole for the remainder of the year is $4.0 million, including $0.7 million by the Company. Postretirement benefit plan contributions are generally funded on a monthly basis.

(7)	Related Party Transactions

The Company has entered into significant, recurring transactions and agreements with Nationwide Mutual Insurance Company (NMIC) and other affiliates as a part of its ongoing operations. The nature of the transactions and agreements include annuity and life insurance contracts, reinsurance agreements, cost sharing agreements, administration services agreements, marketing agreements, office space leases, intercompany repurchase agreements and cash management services agreements. The transactions and agreements are described more fully in Note 15 to the audited consolidated financial statements included in the Company’s 2003 Annual Report on Form 10-K. During 2004, there have been no material changes to the nature and terms of these transactions and agreements.

NATIONWIDE LIFE INSURANCE COMPANY AND SUBSIDIARIES

(a wholly-owned subsidiary of Nationwide Financial Services, Inc.)

Notes to Unaudited Consolidated Financial Statements, Continued

Amounts on deposit with a related party in cash management for the benefit of the Company were $445.1 million and $688.7 million as of September 30, 2004 and December 31, 2003, respectively.

The Company also participates in intercompany repurchase agreements with affiliates whereby the seller transfers securities to the buyer at a stated value. Upon demand or after a stated period, the seller repurchases the securities at the original sales price plus interest. As of September 30, 2004 and December 31, 2003, the Company had $4.3 million and no borrowings outstanding from affiliated entities under such agreements, respectively. During the first nine months of 2004 and 2003, the maximum outstanding borrowings under such agreements were $227.7 million and $141.3 million, respectively, and the amounts the Company incurred for interest expense on intercompany repurchase agreements during these periods were immaterial. The Company believes that the terms of the repurchase agreements are materially consistent with what the Company could have obtained from unaffiliated parties.

Funds of Gartmore Global Investments, Inc. (GGI), an affiliate, are offered to the Company’s customers as investment options in certain of the Company’s products. As of September 30, 2004 and 2003, customer allocations to GGI funds totaled $13.37 billion and $12.40 billion, respectively. For the quarters ended September 30, 2004 and 2003, GGI paid the Company $11.6 million and $9.9 million, respectively, for the distribution and servicing of these funds, and paid $33.3 million and $28.1 million for the first nine months of 2004 and 2003, respectively.

During the first nine months of 2004 and 2003, NLIC paid dividends to NFS totaling $125.0 million and $60.0 million, respectively . During the first nine months of 2003, NLIC received a $200.0 million capital contribution from NFS.

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

The financial services industry, including mutual fund, variable annuity, life insurance and distribution companies, has been the subject of increasing scrutiny by regulators, legislators and the media over the past year. Numerous regulatory agencies, including the SEC, the National Association of Securities Dealers and the New York State Attorney General, have commenced industry-wide investigations regarding late trading and market timing in connection with mutual funds and variable insurance contracts, and have commenced enforcement actions against some mutual fund and life insurance companies on those issues. Investigations and enforcement actions have also been commenced, on a smaller scale, regarding the sales practices of mutual fund distributors and life insurance companies. These legal proceedings are expected to continue in the future. These investigations and proceedings could result in legal precedents and new industry-wide legislation, rules or regulations that could significantly affect the financial services industry, including variable annuity companies. The Company has been contacted by regulatory agencies for information relating to market timing, late trading, distribution and service provider compensation arrangements, and sales practices. The SEC, in conjunction with the New York State Attorney General, is conducting an investigation of market timing in certain international and global mutual funds offered in insurance products sponsored by the Company. The Company is cooperating with these regulatory agencies and is responding to those information requests.

NATIONWIDE LIFE INSURANCE COMPANY AND SUBSIDIARIES

(a wholly-owned subsidiary of Nationwide Financial Services, Inc.)

Notes to Unaudited Consolidated Financial Statements, Continued

In addition, various state attorneys general and insurance regulators recently have announced industry-wide investigations or other actions relating to certain compensation arrangements and other sales practices involving insurance brokers and insurance companies. Similar legal and regulatory proceedings and investigations may be commenced by other regulatory bodies in the future. The Company intends to cooperate with regulators in connection with any inquiries about its operations. NMIC has been contacted by certain regulators for information on these issues with respect to its operations and the operations of its subsidiaries, including the Company. The Company will cooperate with NMIC in responding to these inquiries to the extent that any inquiries encompass its operations.

On April 13, 2004, NLIC was named in a class action lawsuit filed in Circuit Court, Third Judicial Circuit, Madison County, Illinois entitled Woodbury v. Nationwide Life Insurance Company. The plaintiff purports to represent a class of persons in the United States who, through their ownership of a Nationwide annuity or insurance product, held units of any Nationwide sub-account invested in mutual funds which included foreign securities in their portfolios and which allegedly experienced market timing trading activity. The complaint contains allegations of negligence, reckless indifference and breach of fiduciary duty. The plaintiff seeks to recover compensatory and punitive damages in an amount not to exceed $75,000 per plaintiff or class member. NLIC removed this case to the United States District Court for the Southern District of Illinois on June 1, 2004. The plaintiffs moved to remand on June 28, 2004. On July 12, 2004, NLIC filed a memorandum opposing remand and requesting a stay pending the resolution of an unrelated case covering similar issues, which is an appeal from a decision of the same District Court remanding a removed market timing case to an Illinois state court. On July 30, 2004, the U.S. District Court granted NLIC’s request for a stay pending a decision by the Seventh Circuit on the unrelated case mentioned above. This lawsuit is in a preliminary stage, and NLIC intends to defend it vigorously.

On January 21, 2004, the Company was named in a lawsuit filed in the United States District Court for the Northern District of Mississippi entitled United Investors Life Insurance Company v. Nationwide Life Insurance Company and/or Nationwide Life Insurance Company of America and/or Nationwide Life and Annuity Insurance Company and/or Nationwide Life and Annuity Company of America and/or Nationwide Financial Services, Inc. and/or Nationwide Financial Corporation, and John Does A-Z. In its complaint, plaintiff United Investors alleges that the Company and/or its affiliated life insurance companies caused the replacement of variable insurance policies and other financial products issued by United Investors with policies issued by the Nationwide defendants. The plaintiff raises claims for (1) violations of the Federal Lanham Act, and common law unfair competition and defamation, (2) tortious interference with the plaintiff’s contractual relationship with Waddell & Reed, Inc. and/or its affiliates, Waddell & Reed Financial, Inc., Waddell & Reed Financial Services, Inc. and W&R Insurance Agency, Inc., or with the plaintiff’s contractual relationships with its variable policyholders, (3) civil conspiracy, and (4) breach of fiduciary duty. The complaint seeks compensatory damages, punitive damages, pre- and post-judgment interest, a full accounting, and costs and disbursements, including attorneys’ fees. The Company filed a motion to dismiss the complaint on June 1, 2004. Plaintiff has opposed that motion. The Company intends to defend this lawsuit vigorously.

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

The Company has sold $419.6 million of credit enhanced equity interests in Low-Income-Housing Tax Credit Funds (Tax Credit Funds) to unrelated third parties. The Company has guaranteed cumulative after-tax yields to third party investors ranging from 4.75% to 5.25% over periods ending between 2004 and 2021 and as of September 30, 2004 held guarantee reserves totaling $4.2 million on these transactions. These guarantees are in effect for periods of approximately 15 years each. The Tax Credit Funds provide a stream of tax benefits to the investors that will generate a yield and return of capital. If the tax benefits are not sufficient to provide these cumulative after-tax yields, then the Company must fund any shortfall, which is mitigated by stabilization collateral set aside by the Company at the inception of the transactions. The maximum amount of undiscounted future payments that the Company could be required to pay the investors under the terms of the guarantees is $1.14 billion. The Company does not anticipate making any payments related to the guarantees.

At the time of the sales, $5.1 million of net sale proceeds were set aside as collateral for certain properties owned by the Tax Credit Funds that had not met all of the criteria necessary to generate tax credits. Such criteria include completion of construction and the leasing of each unit to a qualified tenant, among others. Properties meeting the necessary criteria are considered to have “stabilized.” The properties are evaluated regularly, and the collateral is released when stabilized. None of the stabilization collateral had been released into income during the third quarter of 2004 and 2003 and compared to $0.1 million and $2.0 million during the first nine months of 2004 and 2003, respectively.

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

NATIONWIDE LIFE INSURANCE COMPANY AND SUBSIDIARIES

(a wholly-owned subsidiary of Nationwide Financial Services, Inc.)

Notes to Unaudited Consolidated Financial Statements, Continued

The following table summarizes the Company’s business segment operating results for the three months ended September 30, 2004 and 2003 (including reclassifications related to the segment reorganization):

(in millions)	Individual Investments	Retirement Plans	Individual Protection	Corporate and Other	Total
2004
Revenues:
Net investment income	$208.1	$160.7	$81.5	$64.0	$514.3
Other operating revenue	149.3	37.8	138.2	3.2	328.5
Net realized losses on investments, hedging instruments and hedged items[1]	—	—	—	(13.3)	(13.3)

Total revenues	357.4	198.5	219.7	53.9	829.5

Benefits and expenses:
Interest credited to policyholder account values	143.0	110.6	46.1	23.0	322.7
Amortization of deferred policy acquisition costs	65.3	10.5	18.3	—	94.1
Interest expense on debt	—	—	—	15.0	15.0
Other benefits and expenses	96.1	47.7	106.8	3.7	254.3

Total benefits and expenses	304.4	168.8	171.2	41.7	686.1

Income from continuing operations before federal income tax expense	53.0	29.7	48.5	12.2	$143.4

Net realized losses on investments, hedging instruments and hedged items[1]	—	—	—	13.3

Pre-tax operating earnings	$53.0	$29.7	$48.5	$25.5

2003
Revenues:
Net investment income	$204.2	$160.1	$81.7	$51.3	$497.3
Other operating revenue	135.7	38.5	134.1	8.6	316.9
Net realized gains on investments, hedging instruments and hedged items[1]	—	—	—	1.4	1.4

Total revenues	339.9	198.6	215.8	61.3	815.6

Benefits and expenses:
Interest credited to policyholder account values	153.1	109.2	48.6	17.4	328.3
Amortization of deferred policy acquisition costs	62.3	10.2	25.8	—	98.3
Interest expense on debt	—	—	—	12.3	12.3
Other benefits and expenses	83.2	43.3	109.8	2.0	238.3

Total benefits and expenses	298.6	162.7	184.2	31.7	677.2

Income from continuing operations before federal income tax expense	41.3	35.9	31.6	29.6	$138.4

Net realized gains on investments, hedging instruments and hedged items[1]	—	—	—	(1.4)

Pre-tax operating earnings	$41.3	$35.9	$31.6	$28.2

[1]	Excluding periodic net coupon settlements on non-qualifying derivatives.

NATIONWIDE LIFE INSURANCE COMPANY AND SUBSIDIARIES

(a wholly-owned subsidiary of Nationwide Financial Services, Inc.)

Notes to Unaudited Consolidated Financial Statements, Continued

The following table summarizes the Company’s business segment operating results for the nine months ended September 30, 2004 and 2003 (including reclassifications related to the segment reorganization):

(in millions)	Individual Investments	Retirement Plans	Individual Protection	Corporate and Other	Total
2004
Revenues:
Net investment income	$622.4	$471.8	$245.0	$160.2	$1,499.4
Other operating revenue	436.7	117.9	410.3	14.7	979.6
Net realized losses on investments, hedging instruments and hedged items[1]	—	—	—	(57.1)	(57.1)

Total revenues	1,059.1	589.7	655.3	117.8	2,421.9

Benefits and expenses:
Interest credited to policyholder account values	431.4	324.2	137.2	57.9	950.7
Amortization of deferred policy acquisition costs	206.5	30.5	62.9	—	299.9
Interest expense on debt	—	—	—	44.4	44.4
Other benefits and expenses	256.0	138.6	325.7	20.7	741.0

Total benefits and expenses	893.9	493.3	525.8	123.0	2,036.0

Income (loss) from continuing operations before federal income tax expense	165.2	96.4	129.5	(5.2)	$385.9

Net realized losses on investments, hedging instruments and hedged items[1]	—	—	—	57.1

Pre-tax operating earnings	$165.2	$96.4	$129.5	$51.9

Assets as of period end	$50,168.4	$28,706.6	$12,009.9	$10,851.2	$101,736.1

2003
Revenues:
Net investment income	$600.7	$482.3	$243.0	$152.1	$1,478.1
Other operating revenue	389.7	110.6	405.6	22.7	928.6
Net realized losses on investments, hedging instruments and hedged items[1]	—	—	—	(72.0)	(72.0)

Total revenues	990.4	592.9	648.6	102.8	2,334.7

Benefits and expenses:
Interest credited to policyholder account values	453.0	332.6	139.4	59.8	984.8
Amortization of deferred policy acquisition costs	164.9	32.1	74.8	—	271.8
Interest expense on debt	—	—	—	35.9	35.9
Other benefits and expenses	256.3	133.3	320.5	3.9	714.0

Total benefits and expenses	874.2	498.0	534.7	99.6	2,006.5

Income from continuing operations before federal income tax expense	116.2	94.9	113.9	3.2	$328.2

Net realized losses on investments, hedging instruments and hedged items[1]	—	—	—	72.0

Pre-tax operating earnings	$116.2	$94.9	$113.9	$75.2

Assets as of period end	$46,456.3	$27,862.1	$10,731.7	$10,316.3	$95,366.4

[1]	Excluding periodic net coupon settlements on non-qualifying derivatives.

NATIONWIDE LIFE INSURANCE COMPANY AND SUBSIDIARIES

(a wholly-owned subsidiary of Nationwide Financial Services, Inc.)

Notes to Unaudited Consolidated Financial Statements, Continued

(11)	Variable Interest Entities

As of September 30, 2004, the Company had relationships with ten VIEs where the Company was the primary beneficiary. Each of these VIEs is a conduit that assists the Company in structured products transactions. One of the VIEs is used in the securitization of mortgage loans, while the others are involved in the sale of Tax Credit Funds to third party investors where the Company provides guaranteed returns (see Note 9). Effective January 1, 2004, the Company began applying the provisions of FIN 46R to these entities. FIN 46R did not require the restatement of any prior periods. As such, for periods subsequent to December 31, 2003, the results of operations and financial position of these VIEs are included along with corresponding minority interest liabilities and related income in the accompanying consolidated financial statements.

The net assets of these VIEs totaled $324.4 million as of September 30, 2004. The most significant components of net assets were $37.9 million of mortgage loans on real estate, $356.7 million of other long-term investments, $34.0 million of other assets, $38.3 million of short-term debt, and $103.3 million of other liabilities. The total exposure to loss on these VIEs where the Company is the primary beneficiary was less than $0.1 million as of September 30, 2004. For the mortgage loan VIE, to which the short-term debt relates, the creditors have no recourse against the Company in the event of default by the VIE.

In addition to the VIEs described above, the Company holds variable interests, in the form of limited partnerships or similar investments, in a number of Tax Credit Funds where the Company is not the primary beneficiary. These investments have been held by the Company for periods of 1 to 8 years and allow the Company to experience certain tax credits and other tax benefits from affordable housing projects. The Company also has certain investments in other securitization transactions that qualify as VIEs, but for which the Company is not the primary beneficiary. The total exposure to loss on these VIEs was $32.1 million as of September 30, 2004.

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

The Company is a leading provider of long-term savings and retirement products in the United States of America. And is a wholly-owned subsidiary of Nationwide Financial Services, Inc. (NFS). The Company develops and sells a diverse range of products including individual annuities, private and public group retirement plans, other investment products sold to institutions, life insurance and advisory services.

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

For other debt and equity securities, an other-than-temporary impairment charge is taken when the Company does not have the ability and intent to hold the security until the forecasted recovery or if it is no longer probable that the Company will recover all amounts due under the contractual terms of the security. Many criteria are considered during this process including, but not limited to, the current fair value as compared to amortized cost or cost, as appropriate, of the security; the amount and length of time a security’s fair value has been below amortized cost/cost; specific credit issues and financial prospects related to the issuer; the Company’s intent to hold or dispose of the security; and current economic conditions.

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

Results of Operations

Revenues

Total revenues for third quarter 2004 increased to $829.5 million compared to $815.6 million for the same period in 2003. For the first nine months of 2004 and 2003, total revenues were $2.42 billion and $2.33 billion, respectively. The growth in both 2004 periods primarily was driven by higher policy charges and net investment income. Policy charges increased due to improved equity market returns, and net investment income increased due to additional prepayment income on mortgage loans and bond call premiums. The overall increase in 2004 year-to-date revenues was partially offset by a decline in life insurance premiums.

Policy charges include asset fees, which are earned primarily from separate account values generated from the sale of individual and group variable annuities and investment life insurance products; cost of insurance charges earned on universal life insurance products; administration fees, which include fees charged per contract on a variety of the Company’s products and premium loads on universal life insurance products; and surrender fees, which are charged as a percentage of premiums withdrawn during a specified period for annuity and certain life insurance contracts.

The following table summarizes policy charges for the periods indicated:

	Three months ended September 30,		Nine months ended September 30,
(in millions)	2004	2003	2004	2003
Asset fees	$144.1	$134.2	$437.3	$375.3
Cost of insurance charges	65.4	62.7	193.0	187.6
Administrative fees	23.1	22.5	67.2	68.6
Surrender fees	21.8	18.6	65.8	58.3

Total policy charges	$254.4	$238.0	$763.3	$689.8

Asset fees totaled $144.1 million in third quarter 2004 compared to $134.2 million in third quarter 2003, while year-to-date 2004 asset fees totaled $437.3 million compared to $375.3 million a year ago. The increases were due to changes in the market value of the investment options underlying the account values, which have followed the general upward trends of the equity markets.

Net investment income includes the investment income earned on investments supporting fixed annuities, the medium-term note program, certain life insurance products and invested assets not allocated to product segments, net of related investment expenses. Net investment income in the third quarter of 2004 increased 3% to $514.3 million compared to the same period a year ago and increased 1% to $1.50 billion in the first nine months of 2004. The increases primarily were due to higher prepayment income on mortgage loans and higher bond call premium income. Higher average general account values also contributed to the increases.

The Company makes decisions concerning the sale of invested assets based on a variety of market, business, tax and other factors. All realized gains and losses generated by these sales, charges related to other-than-temporary impairments of available-for-sale securities and other investments, and changes in valuation allowances on mortgage loans on real estate are reported in realized gains and losses on investments, hedging instruments and hedged items. Also included are changes in the fair values of derivatives qualifying as fair value hedges; changes in the fair values of hedged items; the ineffective, or excluded, portion of cash flow hedges; changes in the fair values of non-qualifying derivatives; and periodic net coupon settlements on non-qualifying derivatives.

Net realized losses on investments, hedging instruments and hedged items totaled $11.4 million in third quarter 2004, compared to $5.3 million of gains in third quarter 2003, and included other-than-temporary impairments of $30.6 million and $19.7 million in the third quarter of 2004 and 2003, respectively. For the first nine months of 2004, net realized losses on investments, hedging instruments and hedged items totaled $50.0 million compared to $59.5 million for the first nine months of 2003 and included other-than-temporary impairments of $76.6 million and $116.4 million respectively. Non-impairment related net realized gains on investments, hedging instruments and hedged items totaled $19.2 million in third quarter 2004 compared to $25.0 million in third quarter 2003, while year-to-date 2004 net realized gains related to non-impairment activity totaled $26.6 million compared to $56.9 million for the same period a year ago.

Benefits and Expenses

Interest credited to policyholder account values totaled $322.7 million in third quarter 2004 compared to $328.3 million in third quarter 2003, while year-to-date 2004 interest credited totaled $950.7 million compared to $984.8 million a year ago and principally relates to fixed annuities, both individual and institutional, funding agreements backing the Company’s medium-term note program and certain life insurance products. The decrease in interest credited reflects lower crediting rates in the Individual Investments segment and the private sector in the Retirement Plans segment in response to lower market interest rates, partially offset by increases in account values. Average crediting rates for the Individual Investments segment in third quarter 2004 were 3.91%, compared to 4.28% a year ago. Average crediting rates for the Retirement Plans segment were 4.51%, compared to 4.65% a year ago. The increase in market interest rates in third quarter 2004 does not appear immediately in interest credited due to the timing of rate reset dates, which are typically annual or quarterly.

Other benefits and claims include policyholder benefits in excess of policyholder account values for universal life and individual deferred annuities and net claims and provisions for future policy benefits for traditional life insurance products and immediate annuities. Other benefits and claims in the third quarter of 2004 increased 2% to $94.1 million from $92.0 million for the same period a year ago. This increase was primarily driven by an increase in Guaranteed Minimum Income Benefits and Guaranteed Minimum Accumulation Benefits. For the first nine months of 2004 other benefits and claims declined by 5% to $264.0 million compared to $279.1 million in the first nine months of 2003. The decline primarily was due to a decrease in the provision for future policy benefits for immediate annuities due to lower production.

Policyholder dividends on participating policies decreased by 35% to $7.1 million in third quarter 2004 compared to $11.0 million in the same period a year ago. For the first nine months of 2004, policyholder dividends on participating policies decreased 15% to $26.8 million compared to $31.5 million in the same period a year ago. The declines were due to a reduction in dividend scale as a result of lower interest rates and a decrease in dividends within the group life business.

Amortization of DAC decreased to $94.1 million in the third quarter of 2004 compared to $98.3 million in the third quarter of 2003. The lower amortization resulted primarily from the implementation of an enhanced DAC model in the Individual Protection segment, which provides a more refined calculation and more timely reflections of observed trends in the underlying assumptions. On a year-to-date basis, DAC amortization totaled $299.9 million in 2004 compared to $271.8 million in 2003. The increase in DAC amortization expense primarily was attributable to the Individual Investments segment due to higher estimated gross profits on the underlying business.

The increase in interest expense on debt in third quarter 2004 and the first nine months of 2004 relates to the issuance of a $300.0 million surplus note to NFS in December 2003 and higher utilization of short-term debt.

Other operating expenses increased 13% to $153.1 million in third quarter of 2004 compared to $135.3 million in third quarter 2003. For the first nine months of 2004, operating expenses were $450.2 million, up 12% from $403.4 million for the first nine months of 2003. The increase in both periods reflects higher advertising and promotion and employee compensation and benefits expenses.

Federal income tax expense was $36.3 million and $33.6 million for the third quarter of 2004 and 2003, respectively. These amounts represent effective tax rates of 25.3% for the third quarter of 2004 and 24.3% in 2003. The current quarter increase in the effective tax rate was due to the fact that permanent items, primarily the dividends received deduction, grew at a lesser rate than pre-tax earnings. For the first nine months of 2004 and 2003, federal income tax expense was $87.7 million and $75.8 million, representing effective rates of 22.7% and 23.1%, respectively. The year-to-date effective tax rate decreased due to the release of certain tax reserves as a result of the second quarter 2004 evaluation of tax exposure items.

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

Sales are not derived from any specific GAAP income statement accounts or line items and should not be viewed as a substitute for any financial measure determined in accordance with GAAP, including sales as it relates to non-insurance companies. Additionally, the Company’s definition of sales may differ from that used by other companies. As used in the insurance industry, sales, or similarly titled measures, generate customer funds managed and administered, which ultimately drive revenues.

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

The following table summarizes sales by product and segment for the periods indicated.

	Three months ended September 30,		Nine months ended September 30,
(in millions)	2004	2003	2004	2003
Individual Investments
Individual variable annuities:
The BEST of AMERICA products	$747.3	$774.6	$2,694.4	$2,964.6
Private label annuities	97.9	130.7	352.5	496.7

Total individual variable annuities	845.2	905.3	3,046.9	3,461.3
Individual fixed annuities	276.2	445.1	667.3	1,431.1
Advisory services program	50.0	7.5	116.8	9.2
In retirement	46.5	37.2	112.6	114.2

Total Individual Investments	1,217.9	1,395.1	3,943.6	5,015.8

Retirement Plans
Private sector pension plan:
The BEST of AMERICA products	402.0	477.1	1,318.5	1,612.4
Other	5.8	7.0	20.9	24.1

Total private sector pension plan	407.8	484.1	1,339.4	1,636.5

Public sector pension plan:
IRC Section 457 annuities	372.8	392.2	1,146.0	1,071.3

Total Retirement Plans	780.6	876.3	2,485.4	2,707.8

Individual Protection
Corporate-owned life insurance	127.8	109.1	474.7	464.3
The BEST of AMERICA variable life series	113.0	104.2	330.8	322.8
Traditional/universal life insurance	80.6	69.3	252.5	206.8

Total Individual Protection	321.4	282.6	1,058.0	993.9

Total sales	$2,319.9	$2,554.0	$7,487.0	$8,717.5

The Company sells its products through a diverse distribution network. Unaffiliated entities that sell the Company’s products to their own customer bases include independent broker/dealers, financial institutions, wirehouse and regional firms, pension plan administrators, life insurance specialists and representatives of certain certified public accounting (CPA) firms. Representatives of affiliates who market products directly to a customer base include Nationwide Retirement Solutions, Inc. (NRS), Nationwide Financial Network (NFN, formerly referred to as Nationwide Provident) producers and TBG Insurance Services Corporation (TBG Financial). The Company also distributes products through the agency distribution force of its ultimate parent, Nationwide Mutual Insurance Company (Nationwide agents).

The following table summarizes sales by distribution channel for the periods indicated:

	Three months ended September 30,		Nine months ended September 30,
(in millions)	2004	2003	2004	2003
Non-affiliated:
Independent broker/dealers	$659.4	$710.6	$2,203.0	$2,333.7
Financial institutions	507.8	648.4	1,502.1	2,519.1
Wirehouse and regional firms	338.5	378.5	1,153.9	1,283.1
Life insurance specialists	93.8	80.4	332.2	317.8
Pension plan administrators	97.4	114.9	312.6	412.2
CPA channel	22.5	7.3	67.6	10.7

Total non-affiliated sales	1,719.4	1,940.1	5,571.4	6,876.6

Affiliated:
NRS	379.7	400.6	1,167.5	1,096.6
Nationwide agents	153.3	152.6	501.7	484.8
TBG Financial	34.2	28.7	144.9	146.5
NFN	33.3	32.0	101.5	113.0

Total affiliated sales	600.5	613.9	1,915.6	1,840.9

Total sales	$2,319.9	$2,554.0	$7,487.0	$8,717.5

Sales through the independent broker/dealer channel in the three and nine months ended September 30, 2004 declined 7% and 6%, respectively, compared to the same periods a year ago, reflecting lower demand for variable annuities and an intentional reduction in fixed annuity production.

Sales through financial institutions declined 22% in third quarter 2004 to $507.8 million in third quarter 2003 and declined 40% to $1.50 billion for the first nine months of 2004, primarily due to planned reductions in fixed annuity sales and the effects of changes made to the fixed option of variable annuity products.

Sales generated by wirehouse and regional firms declined 11% in third quarter 2004 compared to third quarter 2003 due to lower sales of individual variable annuities and private sector retirement plans. Sales declined 10% for the first nine months of 2004, due to lower sales of individual fixed annuities, private sector retirement plans and individual variable annuities.

Sales generated by life insurance specialists increased 17% in third quarter 2004 and 5% in the first nine months of 2004 compared to the same periods a year ago. The improvement in sales during 2004 was driven largely by increased renewal premium from the funding of existing COLI cases. Increased renewal premium from COLI cases can be attributed to continued improvement in the market environment and increased participant deferrals in existing executive deferred compensation plans, partially offset by the slow growth in new COLI sales due to the unfavorable environment for COLI and executive deferred compensation programs affecting the creation of new plans and sales.

As the Company’s private sector retirement plan business model continues to evolve, direct production through the pension plan administrators channel is expected to decline, as more new business opportunities are being created in conjunction or partnership with the independent broker/dealers, wirehouse and regional firms and financial institutions relationships. This is evidenced by the 15% and 24% declines in the third quarter 2004 and first nine months of 2004 sales, respectively, compared to the same periods a year ago.

Sales generated by the CPA channel increased significantly to $22.5 million in third quarter 2004 and to $67.6 million in the first nine months of 2004 compared to $7.3 million and $10.7 million, respectively, during the same periods a year ago. The increases were due to the reclassification of certain CPA channel sales, which prior to 2004 were reported with independent broker/dealer sales and were not reclassified to conform to the current year presentation.

Sales through NRS in the three months ended September 30, 2004 decreased 5% primarily reflecting timing differences with payrolls between periods. Increased rollover activity from existing participants’ previous employer sponsored plans into existing accounts, as recent pension reform legislation has expanded the portability of public sector plan assets have year to date 2004 sales through this channel increasing 6% compared to the same period a year ago.

Sales generated by Nationwide agents remained flat in third quarter 2004 compared to third quarter 2003. Sales through this channel increased 3% in the first nine months of 2004 over the same period a year ago due to an increase in individual variable annuity sales related to new products, partially offset by an intentional reduction in fixed annuity production.

Similar to the life insurance specialists channel, sales through TBG Financial increased 19% in the third quarter of 2004 compared to a year ago due to higher renewal premiums from the funding of existing executive deferred compensation plans. For the first nine months of 2004, TBG Financial production decreased 1% compared to a year ago due to the unfavorable environment for COLI and executive deferred compensation programs, which continues to impact the creation of new plans and sales.

Sales generated by NFN producers increased 4% in third quarter due to a slight increase in sales in the in retirement sector and the Advisory Services Program. For the first nine months of 2004 NFN sales decreased by 10% compared to the same periods a year ago as individual investment life sales continue to be adversely impacted by the consumer preference for fixed products.

Business Segments

During the second quarter of 2004, the Company reorganized its segment reporting structure and now reports four segments: Individual Investments, Retirement Plans, Individual Protection, and Corporate and Other. The Company has reclassified segment results for all prior periods presented to be consistent with the new reporting structure.

The following table summarizes pre-tax operating earnings by segment for the periods indicated:

	Three months ended September 30,		Nine months ended September 30,
(in millions)	2004	2003	2004	2003
Individual Investments	$53.0	$41.3	$165.2	$116.2
Retirement Plans	29.7	35.9	96.4	94.9
Individual Protection	48.5	31.6	129.5	113.9
Corporate and Other	25.5	28.2	51.9	75.2

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

The following table summarizes selected financial data for the Company’s Individual Investments segment for the periods indicated:

	Three months ended September 30,		Nine months ended September 30,
(in millions)	2004	2003	2004	2003
Statements of Income Data
Revenues:
Policy charges	$124.2	$111.6	$374.1	$316.4
Net investment income	208.1	204.2	622.4	600.7
Premiums on immediate annuities	25.1	24.1	62.6	73.3

Total revenues	357.4	339.9	1,059.1	990.4

Benefits and expenses:
Interest credited to policyholder account values	143.0	153.1	431.4	453.0
Other benefits	37.0	34.6	88.1	110.6
Amortization of DAC	65.3	62.3	206.5	164.9
Other operating expenses	59.1	48.6	167.9	145.7

Total benefits and expenses	304.4	298.6	893.9	874.2

Pre-tax operating earnings	$53.0	$41.3	$165.2	$116.2

Other Data
Sales:
Individual variable annuities	$845.2	$905.3	$3,046.9	$3,461.3
Individual fixed annuities	276.2	445.1	667.3	1,431.1
In retirement	46.5	37.2	112.6	114.2
Advisory services program	50.0	7.5	116.8	9.2

Total sales	$1,217.9	$1,395.1	$3,943.6	$5,015.8

Average account values:
General account	$14,623.7	$14,302.6	$14,557.6	$13,645.8
Separate account	32,669.1	28,787.1	32,616.9	27,251.9
Advisory services program	111.1	6.1	74.9	3.1

Total average account values	$47,403.9	$43,095.8	$47,249.4	$40,900.8

Account values as of period end:
Individual variable annuities	$37,411.0	$34,513.5
Individual fixed annuities	7,850.1	7,478.8
In retirement	1,746.8	1,691.9
Advisory services program	131.0	10.5

Total account values	$47,138.9	$43,694.7

GMDB – Net amount at risk, net of reinsurance	$477.5	$1,665.2
GMDB – Reserves, net of reinsurance	$29.7	$21.5
Pre-tax operating earnings to average account values	0.45%	0.38%	0.26%	0.38%

Pre-tax operating earnings totaled $53.0 million in third quarter 2004, up 28% compared to third quarter 2003 earnings of $41.3 million. For the first nine months of 2004, pre-tax operating earnings were $165.2 million compared to $116.2 million for the first nine months of 2003, an increase of 42%. The higher earnings were primarily driven by higher asset fees and interest spread income, somewhat offset by higher DAC amortization and other operating expenses.

Asset fees increased to $105.1 million in the third quarter of 2004, up 12% from $94.2 million in the same period a year ago. For the first nine months of 2004, asset fees totaled $316.9 million, up 21% from the first nine months of 2003 total of $262.3 million. Asset fees are calculated daily and charged as a percentage of separate account values. The fluctuations in asset fees were primarily due to changes in the market value of the investment options underlying the account values, which have followed the general trends of the equity markets. Average separate account values increased 13% to $32.67 billion for the quarter ended September 30, 2004 compared to $28.79 billion in the same period a year ago. For the first nine months of 2004, average separate account values increased 20% to $32.62 billion, compared to $27.25 billion in the same period a year ago.

Surrender fees increased by 14% to $15.6 million in the third quarter of 2004 versus a year ago. For the first nine months of 2004, surrender fees totaled $46.4 million, up 11% from the prior year primarily due to the competitive market place, volatile equity markets and larger in-force levels.

Policy charges increased to $124.2 million in the third quarter of 2004, up 11% from $111.6 million in the same period a year ago. For the first nine months of 2004, policy charges totaled $374.1 million, up 18% from the first nine months of 2003 total of $316.4 million. The increases for both periods were due to higher variable asset fees as average separate account values increased.

Premiums on immediate annuities increased $1.0 million in the third quarter of 2004 over 2003. For the first nine months of 2004, premiums on immediate annuities totaled $62.6 million, down 15% from the first nine months of 2003 total of $73.3 million. Despite a generally more competitive sales environment, an increase in interest rates in late second and early third quarter 2004 helped immediate annuity sales during the quarter.

The 20% decrease in other benefits in the first nine months of 2004 compared to the prior year reflects lower GMDB costs in 2004. GMDB exposure, as measured by the difference between the current contractual death benefit and account value, net of reinsurance, throughout the first nine months of 2004 fell sharply from the levels of a year ago. The reduction in other benefits for the first nine months of 2004 also reflects decreased provision for future policy benefits for immediate annuities consistent with the decline in premium income.

Other operating expenses were $59.1 million in third quarter 2004, an increase of 22% compared to third quarter 2003. During the first nine months of 2004, other operating expenses totaled $167.9 million, an increase of 15% over the first nine months of 2003. The increases were driven by two primary factors. First, asset-based trail compensation increased due to growth in account values. Asset-based trail commissions increased by $13.9 million to $49.0 million in the first nine months of 2004 compared to $35.1 in 2003. Trail compensation is compensation paid to the Company’s producing firms that is based on the level of assets under management rather than on the new deposits made in that time period. Instead of paying a one-time amount at the point of sale, a smaller payment is made each year the business remains in-force. In some cases, a combination of both types of compensation is paid. The second factor was increased expenses primarily related to advertising and promotion and employee compensation and benefits.

Interest spread income is comprised of net investment income, excluding capital charges, less interest credited to policyholder account values. Interest spread income can vary depending on crediting rates offered by the Company, performance of the investment portfolio, including the rate of prepayments, changes in market interest rates, the competitive environment and other factors.

Interest spread income grew 23% and 24% in the third quarter and the first nine months of 2004, respectively, compared to a year ago. The growth was driven by increased prepayment income on mortgage loans and bond call premiums of $4.0 million in the current quarter and $9.2 million in the first nine months of 2004, the impact of lower crediting rates put in place over the last few quarters, and higher average general account values. These factors more than offset decreased customer allocations to the guaranteed fixed options of individual variable annuities. Allocations to the guaranteed fixed option related to new domestic individual variable annuity sales during the third quarter and for the first nine months of 2004, totaled 23% and 20%, compared to 30% and 72% for the same periods a year ago, respectively.

The following table summarizes interest spread on average general account values for the periods indicated:

	Three months ended September 30,		Nine months ended September 30,
	2004	2003	2004	2003
Net investment income	5.84%	5.88%	5.85%	6.06%
Interest credited	3.91%	4.28%	3.95%	4.43%

Interest spread on average general account values	1.93%	1.60%	1.90%	1.63%

In addition to higher general account assets, interest spread margins widened during the quarter to 193 basis points compared to 160 basis points a year ago. Included in the current quarter were 18 basis points, or $6.4 million, of prepayment income on mortgage loans and bond call premiums compared to 7 basis points, or $2.4 million, a year ago. For the first nine months of 2004, interest spread margins widened to 190 basis points compared to 163 basis points a year ago. Included in the first nine months of 2004 were 14 basis points, or $15.3 million, of prepayment income on mortgage loans and bond call premiums compared to 6 basis points, or $6.1 million, a year ago. The higher interest rate environment relative to a year ago has eased the pressure on margins due to the interest rate floors contained in annuity contracts. For the full year 2004, the Company expects interest spread margins to tighten and currently expects full year spreads of 180 to 185 basis points, including a nominal level of prepayment activity.

The Company has taken actions to address low interest rate environments and the resulting impact on interest spread margins. In 2003 the Company lowered commission rates for individual fixed annuities, and the Company began invoking contractual provisions during second quarter 2003 that limited the amount of variable annuity deposits allocated to the guaranteed fixed option. In addition, the Company re-filed its products with lower floor guarantees in 2003, and the majority of new business is now written in these lower floor guarantee products.

Sales totaled $1.22 billion during third quarter 2004, down 13% from $1.40 billion a year ago. Variable annuity production declined in the quarter by 7% to $845.2 million in 2004, with 23% of new domestic sales allocated to the guaranteed fixed options. Fixed annuity sales totaled $276.2 million in third quarter 2004, a 38% decrease from levels reported a year ago. For the first nine months of 2004, sales were $3.94 billion compared to $5.02 billion for the first nine months of 2003. Declines in both the quarterly and year-to-date periods were attributable to a sharp drop-off in sales of fixed annuities, the result of the actions described above, which are intended to reduce the level of new individual fixed annuity business due to the challenging interest rate environment.

Deposits in third quarter 2004 of $1.21 billion offset by withdrawals and surrenders totaling $1.32 billion generated net outflows of $112.7 million compared to net inflows of $208.5 million achieved a year ago. Year-to-date 2004 net outflows were $59.5 million compared to net inflows of $1.52 billion in 2003.

The increase in the ratio of pre-tax operating earnings to average account values in the third quarter and first nine months of 2004 compared to 2003 was primarily due to higher policy charges and interest spreads on average general account values and decreased variable annuity guaranteed benefit costs.

The following table summarizes selected information about the Company’s deferred individual fixed annuities as of September 30, 2004:

	Ratchet		Reset
(in millions)	Account value	Wtd. avg. crediting rate	Account value	Wtd. avg. crediting rate
Minimum interest rate of 3.50% or greater	$—	N/A	$913.3	3.50%
Minimum interest rate of 3.00% to 3.49%	3,166.1	4.98%	6,593.8	3.13%
Minimum interest rate lower than 3.00%	838.6	3.13%	326.2	3.63%
MVA with no minimum interest rate guarantee	—	N/A	—	N/A

Total deferred individual fixed annuities	$4,004.7	4.59%	$7,833.3	3.19%

	Market value adjustment (MVA)		Total
(in millions)	Account value	Wtd. avg. crediting rate	Account value	Wtd. avg. crediting rate
Minimum interest rate of 3.50% or greater	$—	N/A	$913.3	3.50%
Minimum interest rate of 3.00% to 3.49%	—	N/A	9,759.9	3.73%
Minimum interest rate lower than 3.00%	—	N/A	1,164.8	3.27%
MVA with no minimum interest rate guarantee	1,084.4	3.49%	1,084.4	3.49%

Total deferred individual fixed annuities	$1,084.4	3.49%	$12,922.4	3.65%

Retirement Plans

The Retirement Plans segment is comprised of the Company’s private and public sector retirement plans business. This segment differs from the former Institutional Products segment because it no longer includes the results of the structured products and medium-term note businesses. The private sector includes IRC Section 401(k) business and the public sector includes IRC Section 457 business, both in the form of fixed and variable group annuities. Retirement Plans sales do not include large case retirement plan acquisitions and Nationwide employee and agent benefit plans. However, the statements of income data in the following table does reflect this business.

The following table summarizes selected financial data for the Company’s Retirement Plans segment for the periods indicated:

	Three months ended September 30,		Nine months ended September 30,
(in millions)	2004	2003	2004	2003
Statements of Income Data
Revenues:
Policy charges	$37.8	$38.5	$117.9	$110.6
Net investment income	160.7	160.1	471.8	482.3

Total revenues	198.5	198.6	589.7	592.9

Benefits and expenses:
Interest credited to policyholder account values	110.6	109.2	324.2	332.6
Amortization of DAC	10.5	10.2	30.5	32.1
Other operating expenses	47.7	43.3	138.6	133.3

Total benefits and expenses	168.8	162.7	493.3	498.0

Pre-tax operating earnings	$29.7	$35.9	$96.4	$94.9

Other Data
Sales:
Private sector	$407.8	$484.1	$1,339.4	$1,636.5
Public sector	372.8	392.2	1,146.0	1,071.3

Total sales	$780.6	$876.3	$2,485.4	$2,707.8

Average account values:
General account	$9,827.7	$9,393.0	$9,682.6	$9,284.9
Separate account	18,773.3	18,027.4	19,085.8	17,263.7

Total average account values	$28,601.0	$27,420.4	$28,768.4	$26,548.6

Account values as of period end:
Private sector	$13,991.6	$14,425.4
Public sector	14,398.7	13,117.7

Total account values	$28,390.3	$27,543.1

Pre-tax operating earnings to average account values	0.42%	0.52%	0.45%	0.48%

Pre-tax operating earnings decreased 17% to $29.7 million in the third quarter of 2004 from $35.9 million a year ago due to higher general operating expenses and lower policy charges. Pre-tax operating earnings increased 2% to $96.4 million in the first nine months of 2004 compared to $94.9 million in the same period a year ago due to higher policy charges, partially offset by increased general operating expenses.

Asset fees decreased 4% to $33.3 million in the third quarter of 2004 compared to $34.8 million in the prior year quarter, while year-to-date 2004 asset fees increased 5% to $103.3 million from $98.8 million in 2003. The decline in asset fees in the third quarter of 2004 compared to the prior year was due to declining issuances of group annuity products in favor of non-annuity products, coupled with a less favorable equity market environment during the third quarter of 2004. The year-to date increase was driven by an 11% increase in average separate account values in the first nine months of 2004 compared to the same period in 2003, reflecting the rebounding equity markets in the first half of the year.

Surrender charges doubled in both the quarter and year-to-date 2004 periods, to $2.4 million in the third quarter of 2004 from $1.2 million in the prior year quarter, and to $8.4 million in the first nine months of 2004 compared to $4.2 million in the first nine months of 2003. Increases in withdrawals and surrenders of 1% and 6% in the third quarter and first nine months of 2004, respectively, compared to the same periods a year ago, drove the increases in charges as a higher percentage of plans surrendered within the surrender charge period.

Interest spread income is comprised of net investment income less interest credited to policyholder account values. Interest spreads vary depending on crediting rates offered by the Company, the performance of the investment portfolio, including the rate of prepayments, changes in market interest rates, the competitive environment and other factors.

Interest spread income was $0.8 million lower in the third quarter of 2004 compared to the prior year quarter, and $2.1 million lower for the first nine months of 2004 compared to a year ago. The decreases primarily were due to spread compression in both the public sector and private sector businesses driven by lower earnings in the investment portfolio, excluding prepayment income on mortgage loans and bond call premiums.

The following table summarizes interest spread on average general account values for the periods indicated:

	Three months ended September 30,		Nine months ended September 30,
	2004	2003	2004	2003
Net investment income	6.54%	6.82%	6.50%	6.93%
Interest credited	4.50%	4.65%	4.46%	4.78%

Interest spread on average general account values	2.04%	2.17%	2.04%	2.15%

Interest spread margins declined to 204 basis points in the third quarter of 2004 compared to 217 basis points a year ago. Interest spread margins declined to 204 basis points in the first nine months of 2004 compared to 215 basis points in the same period of 2003. Included in the current quarter were 30 basis points, or $7.4 million, of prepayment income on mortgage loans and bond call premiums compared to 23 basis points, or $5.3 million, a year ago. On a year-to-date basis, prepayment income was 20 basis points, or $14.9 million, compared to 19 basis points, or $13.0 million, last year. For the full year 2004, the Company expects interest spread margins of 195 to 200 basis points, including a nominal level of prepayment activity.

Other operating expenses increased 10% to $47.7 million in the third quarter of 2004 from $43.3 million a year ago, and 4% to $138.6 million for the first nine months of 2004 versus $133.3 million in the prior year period. The increases reflect costs related to various information technology enhancements to the defined contribution record-keeping platform and efforts to boost sales in the private sector retirement plans business through the addition of field sales personnel and enrollment specialists.

Sales during the third quarter of 2004 declined 11% to $780.6 million from $876.3 million in the third quarter of 2003. For the first nine months of 2004, sales decreased 8% to $2.49 billion compared to $2.71 billion for the same period a year ago. The decreases are discussed in detail below.

Private sector retirement plan sales in the third quarter of 2004 increased 16% to $407.8 million from $484.1 million in the prior year, and decreased 18% to $1.34 billion for the first nine months of 2004 from $1.64 billion a year ago. The declines in the third quarter and first nine months of 2004 compared to the same periods in 2003 were due to the declining issuance of group annuity products in the private sector retirement plans business in favor of products on the Nationwide Trust Company (NTC) platform.

Public sector retirement plan sales decreased 5% to $372.8 million in the third quarter of 2004 from $392.2 million in the prior year quarter, but increased 7% to $1.15 billion for the first nine months of 2004 from $1.07 billion a year ago. The decrease in the quarter was due to lower plan-to-plan transfers. The year-to-date increase reflects a combination of strong flows from new and existing plans and increased rollover activity during the first six months of 2004 associated with pension reform legislation, which expanded the portability of public plan assets.

Deposits in the third quarter of 2004 of $836.1 million offset by participant withdrawals and surrenders of $824.9 million generated net inflows from participant activity of $11.2 million, down from $107.0 million in the third quarter of 2003. Year-to-date 2004 net outflows were $85.2 million compared to net inflows of $274.2 million in 2003. The decreases reflect the lower issuance of group annuity products in favor of products on the NTC platform as well as the affects of the conversion activity from insurance contacts to non-insurance contracts in NTC.

The ratio of pre-tax operating earnings to average account values declined 10 basis points to 42 basis points in the third quarter of 2004 from 52 basis points in the comparable quarter of 2003. Lower pre-tax operating earnings, combined with a 4% increase in average account values due to the favorable equity market environment during the first half of 2004, drove the decrease in this ratio.

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

The following table summarizes selected financial data for the Company’s Individual Protection segment for the periods indicated:

	Three months ended September 30,		Nine months ended September 30,
(in millions)	2004	2003	2004	2003
Statements of Income Data
Revenues:
Policy charges	$92.4	$87.7	$271.1	$262.6
Net investment income	81.5	81.7	245.0	243.0
Other	45.8	46.4	139.2	143.0

Total revenues	219.7	215.8	655.3	648.6

Benefits and expenses:
Life benefits and policyholder dividends	110.3	117.1	340.0	339.3
Amortization of DAC	18.3	25.8	62.9	74.8
Other operating expenses	42.6	41.3	122.9	120.6

Total benefits and expenses	171.2	184.2	525.8	534.7

Pre-tax operating earnings	$48.5	$31.6	$129.5	$113.9

Other Data
Sales:
The BEST of AMERICA variable life series	$113.0	$104.2	$330.8	$322.8
Corporate-owned life insurance	127.8	109.1	474.7	464.3
Traditional/universal life insurance	80.6	69.3	252.5	206.8

Total sales	$321.4	$282.6	$1,058.0	$993.9

Policy reserves as of period end:
Individual investment life insurance	$2,816.9	$2,461.3
Corporate investment life insurance	4,866.1	4,186.2
Traditional life insurance	2,092.0	2,023.4
Universal life insurance	961.4	858.3

Total policy reserves	$10,736.4	$9,529.2

Insurance in-force as of period end:
Individual investment life insurance	$35,685.4	$34,462.0
Corporate investment life insurance	9,692.2	9,071.6
Traditional life insurance	21,427.6	23,584.0
Universal life insurance	8,349.5	8,090.9

Total insurance in-force	$75,154.7	$75,208.5

Pre-tax operating earnings increased 53% to $48.5 million in third quarter 2004 compared to $31.6 million a year ago. Pre-tax operating earnings increased 14% to $129.5 million in the first nine months of 2004 compared to $113.9 million in 2003. Improved results from the individual variable life business drove the increase in the quarter as the environment for equity-linked insurance products continued to improve. Additionally, third quarter 2004 results reflect $6.4 million of lower DAC amortization in investment life. The lower amortization resulted from the implementation of an enhanced DAC model, which provides a more refined calculation and more timely reflections of observed trends in the underlying assumptions.

Policy charges increased to $92.3 million in third quarter 2004 compared to $87.8 million in third quarter 2003. Cost of insurance charges, which are assessed on the amount of insurance in-force in excess of the related policyholder account value, increased 5% in third quarter 2004 and 3% in the first nine months of 2004 compared to the same periods a year ago. Growth in universal life and individual investment life products were the primary contributors to the improvement in policy charges.

Net investment income was flat in third quarter 2004. The slight increase in the first nine months of 2004 was due to growth in the universal life insurance business.

Life benefits and policyholder dividends decreased 6% to $110.3 million in third quarter 2004 compared to third quarter 2003. The decrease was due to favorable mortality in the fixed life insurance business, partially offset by unfavorable mortality in the individual investment life business. Life benefits were flat in the first nine months of 2004 compared to the same period a year ago. For third quarter 2004 and the first nine months of 2004, policyholder dividends on participating policies declined due to a reduction in dividend scale as a result of lower interest rates and a decrease in dividends within the group life business.

Amortization of DAC decreased $7.5 million, or 29%, in third quarter 2004 and $11.9 million, or 16%, in the first nine months of 2004 compared to the same periods a year ago. While DAC amortization increased in the fixed life business, consistent with the higher earnings reported in this business, the implementation of the DAC model enhancements and certain assumption updates reduced amortization in the investment life business by $6.4 million.

Other operating expenses were $42.6 million in third quarter 2004, up 3% from third quarter 2003, while the first nine months of 2004 saw an increase of 2% over the same period as a year ago. The increase in operating expenses primarily was driven by higher compensation and employee benefits expenses.

Third quarter 2004 sales totaled $321.4 million, 14% ahead of a year ago. COLI sales showed the strongest growth, increasing 17% compared to a year ago. The improvement in sales during the quarter was driven largely by increased renewal premium from the funding of existing COLI cases. Increased renewal premium from COLI cases can be attributed to continued improvement in the market environment and increased participant deferrals in existing executive deferred compensation plans, partially offset by the slow growth in new COLI sales due to the unfavorable environment for COLI and executive deferred compensation programs affecting the creation of new plans and sales. For the first nine months of 2004, sales increased 6% compared to 2003 and totaled $1.06 billion. Continued strength in sales of traditional/universal life insurance drove the improvement. Traditional/universal life sales of $252.5 million increased 22% compared to a year ago, driven by a re-tooled universal life insurance product portfolio and expanding distribution relationships in the non-affiliated distribution channels.

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

The following table summarizes selected financial data for the Company’s Corporate and Other segment for the periods indicated:

	Three months ended September 30,		Nine months ended September 30,
(in millions)	2004	2003	2004	2003
Statements of Income Data
Operating revenues	$67.2	$59.9	$174.9	$174.8
Interest expense on debt, primarily with NFS	(15.0)	(12.3)	(44.4)	(35.9)
Other operating expenses	(26.7)	(19.4)	(78.6)	(63.7)

Pre-tax operating earnings	25.5	28.2	51.9	75.2
Net realized (losses) gains on investments, hedging instruments and hedged items[1]	(13.3)	1.4	(57.1)	(72.0)

Income (loss) from continuing operations before federal income taxes	$12.2	$29.6	$(5.2)	$3.2

Other Data
Account values as of period end —
Funding agreements backing medium-term notes	$4,818.1	$4,400.7

[1]	Excluding periodic net coupon settlements on non-qualifying derivatives.

The 10% decrease in pre-tax operating earnings in the third quarter of 2004 compared to 2003 was primarily attributable to a $3.1 million increase in other general expenses, a $7.0 million increase in interest credited, and a $5.4 decrease in other operating revenue, partially offset by an increase in net investment income of $12.7. The primary drivers in the current quarter were a $3.1 million increase in expenses primarily related to advertising and promotion and employee compensation and benefits, partially offset by an $0.8 million increase in prepayment income. During the first nine months of 2004, pre-tax operating earnings decreased 31% compared to the same period last year due to a $21.3 million increase in other general expenses. Higher other general expenses included legal reserves, variable interest entities, advertising and promotion, and employee compensation and benefits.

Interest expense on debt increased 22% in the third quarter of 2004 and 24% for the first nine months of 2004 compared to the comparable prior year periods due to the issuance of a $100.0 million surplus note to NFS in December 2003 and higher utilization of short-term debt.

Net realized losses on investments, hedging instruments and hedged items excluding periodic net coupon settlements on non-qualifying derivatives totaled $13.3 million in third quarter 2004 compared to a gain of $1.4 million a year ago and included other-than-temporary impairments of $30.6 million and $19.7 million, respectively. For the first nine months of 2004, net realized losses on investments, hedging instruments and hedged items excluding periodic net coupon settlements on non-qualifying derivatives totaled $57.1 million compared to $72.0 million for the first nine months of 2003 and included other-than-temporary impairments of $76.6 million and $116.4 million, respectively.

The following table summarizes net realized (losses) gains on investments, hedging instruments and hedged items from continuing operations by source for the periods indicated:

	Three months ended September 30,		Nine months ended September 30,
(in millions)	2004	2003	2004	2003
Realized gains on sales, net of hedging losses:
Fixed maturity securities available-for-sale	$19.4	$25.5	$33.9	$75.8
Hedging losses on fixed maturity sales	(4.6)	(10.0)	(9.8)	(40.2)
Equity securities available-for-sale	0.2	0.6	1.3	1.0
Real estate	1.2	2.9	3.7	3.8
Mortgage loans on real estate	0.9	1.3	6.5	2.7
Mortgage loan hedging losses	(0.7)	(1.0)	(2.0)	(2.4)
Other	5.9	—	6.1	—

Total realized gains on sales	22.3	19.3	39.7	40.7

Realized losses on sales, net of hedging gains:
Fixed maturity securities available-for-sale	(1.8)	(6.7)	(6.6)	(22.8)
Hedging gains on fixed maturity sales	0.2	1.9	1.0	7.3
Equity securities available-for-sale	(0.4)	—	(0.9)	(0.3)
Real estate	—	—	(1.2)	(0.3)
Mortgage loans on real estate	(0.2)	—	(6.1)	(0.7)
Mortgage loan hedging gains	0.1	—	1.9	—
Other	(0.3)	(0.2)	(1.7)	(1.4)

Total realized losses on sales	(2.4)	(5.0)	(13.6)	(18.2)

Other-than-temporary and other investment impairments:
Fixed maturity securities available-for-sale	(27.0)	(29.2)	(67.9)	(119.3)
Equity securities available-for-sale	—	(1.3)	(0.6)	(6.6)
Real estate	(0.3)	(0.1)	(2.8)	(0.1)
Mortgage loans on real estate, including valuation allowance adjustment	(3.3)	10.9	(5.3)	9.6

Total other-than-temporary and other investment impairments	(30.6)	(19.7)	(76.6)	(116.4)

Credit default swaps	4.7	4.2	2.0	12.0
Periodic net coupon settlements on non-qualifying derivatives	1.9	3.9	7.1	12.5
Other derivatives	(7.3)	2.6	(8.6)	9.9

Net realized (losses) gains on investments, hedging instruments and hedged items	$(11.4)	$5.3	$(50.0)	$(59.5)

The Company has a comprehensive portfolio monitoring process for fixed maturity and equity securities to identify and evaluate the necessity of recording impairment losses for other-than-temporary declines in the fair value of investments. See “Impairment Losses on Investments” in the “Critical Accounting Policies and Recently Issued Accounting Pronouncements” section of Part I, Item 2 – Management’s Narrative Analysis of the Results of Operations (MD&A) of this report for a complete discussion of this process.

The following table summarizes for the nine months ended September 30, 2004 the Company’s largest aggregate loss on sales and write-downs by issuer (including affiliates), the related circumstances giving rise to the losses and the circumstances that may have affected other material investments held:

(in millions)	Fair value at sale (proceeds)	YTD loss on sale	YTD write-downs	September 30, 2004
				Holdings[1]	Net unrealized gain
A major U.S. airline. A write-down of certain holdings of this issuer was completed during the quarter. The Company holds other securities issued by this company that the Company believes are fully collateralized with no further impairment loss identified.	$21.6	$(0.7)	$(15.0)	$32.9	$—

An Australian-based gold and advanced minerals mining company. The company unexpectedly went into receivership in the third quarter. A sale was entered into in the third quarter to settle in the fourth quarter of 2004. A loss is included in “write-downs” in the table.	—	—	(8.3)	9.4	—

Specialty finance company for healthcare providers. Second quarter 2004 analysis indicated that the underlying collateral had deteriorated and expected cash flows experienced an adverse change. An impairment loss was taken in the second quarter with the security recorded at fair value. Exposure was reduced through sales in the third quarter. The sales that realized gains are not included in this table. Expected cash flows and fair values of the remaining holdings are being monitored. No additional impairments on these holdings necessary at this time.	1.0	—	(5.9)	5.8	0.6

United Kingdom-based manufacturer, primarily of buses. Impaired the first quarter and subsequently sold during the second quarter of 2004.	1.3	(0.2)	(5.8)	—	—

A structured asset-backed security with home-equity loans as the underlying collateral. Expected cash flows and fair value deteriorated during the second quarter of 2004 and an impairment loss was taken to reduce holding to fair value. Expected cash flows and fair values of the remaining holding are being monitored. No additional impairments on these holdings necessary at this time.	—	—	(5.0)	5.0	0.5

Asset-backed structure issued in 2000 which includes credit default swaps. A write-down and sale of a portion of the holdings of this issuer was taken during the second quarter. Expected cash flows and fair values of the remaining holding are being monitored. No additional impairments on these holdings necessary at this time.	4.8	—	(4.3)	5.7	0.1

A collateralized debt obligation. The write-down to fair value was taken consistent with the application of the applicable accounting literature due to an adverse change in expected cash flows of the security. During third quarter 2004, a gain on sale of $2.4 was recognized (not shown in the table) upon final disposition of the security.	—	—	(3.0)	—	—

A major U.S. airline. A write-down and sale of certain holdings of this issuer was completed during the quarter. NFS holds other securities issued by this company that the Company believes are fully collateralized with no further impairment loss identified.	18.2	(0.7)	(2.9)	35.4	0.1

Asset-backed structure issued in 1998 to purchase and own a portfolio of aircraft. A sale of the entire position was realized as an impairment loss during the third quarter.	3.4	—	(2.7)	—	—

A collateralized debt obligation. The write-down to fair value was taken consistent with the application of the applicable accounting literature due to an adverse change in expected cash flows of the security during the third quarter.	—	—	(2.2)	11.8	—

A leading provider of specialty information services to life, health and disability insurance industries. Due to concerns regarding the company’s operations, including its ability to service its long-term debt, an impairment loss was taken in the third quarter and the security recorded at fair value.	—	—	(2.0)	2.7	—

“Bank loan” security issued by a steel manufacturer. The company emerged from bankruptcy in 2003 and finalized its restructuring plan in second quarter 2004. A loss, included in “write-downs” in the table, was recorded as part of this restructure. No further impairment issues at the balance sheet date.	3.9	—	(1.7)	3.9	7.6

Total	$54.2	$(1.6)	$(58.8)	$112.6	$8.9

[1]	Holdings represent amortized cost of fixed maturity securities and cost of equity securities as of the date indicated.

No other issuer had an aggregated loss on sales and write-downs greater than 2% of the Company’s total gross loss on sales and write-downs on fixed maturity and equity securities.

Related Party Transactions

See Note 7 to the unaudited consolidated financial statements included in Part I, Item 1 – Unaudited Consolidated Financial Statements of this report for a discussion of related party transactions.

Contractual Obligations and Commitments

The following table summarizes the Company’s contractual obligations and commitments due in each period presented:

(in millions)	Total	Payments due by period				Amount per balance sheet
		Less than 1 year	1-3 years	3-5 years	More than 5 years
Short-term debt[1]	$306.1	$306.1	$—	$—	$—	$306.1
Long-term debt, payable to NFS[1]	700.0	—	—	—	700.0	700.0
Purchase and lending commitments:
Fixed maturity securities[2]	111.4	111.4	—	—	—	—
Commercial mortgage loans[2]	433.0	405.2	27.8	—	—	—
Limited partnerships[3]	72.7	72.7	—	—	—	—

Subtotal	617.1	589.3	27.8	—	—	—

Funding agreements backing medium-term notes[2,4]	4,818.1	1,391.9	2,947.5	224.3	254.4	4,818.1
Cash collateral on securities lending[5]	1,109.8	1,109.8	—	—	—	1,109.8
Cash collateral on derivative transactions[5]	302.2	302.2	—	—	—	302.2
Securities collateral on derivative transactions[5]	172.9	172.9	—	—	—	172.9
Single premium immediate annuities[6]	3,393.5	191.0	359.6	321.7	2,521.2	3,393.5
Group pension deferred fixed annuities[7]	23.2	15.4	7.4	0.1	0.3	23.2

Total	$11,442.9	$4,078.6	$3,342.3	$546.1	$3,475.9	$11,831.9

[1]	No contractual provisions exist that could create, increase or accelerate those obligations presented. The amount presented includes contractual principal payments only.

[2]	No contractual provisions exist that could create, increase or accelerate those obligations presented.

[3]

Primarily related to investments in low-income-housing tax credit partnerships. The ultimate call date of these commitments may extend beyond one year but have been reflected in payments due in less than one year due to the call features.

[4]	See the “Off-Balance Sheet Transactions” section of MD&A for a detailed discussion of the Company’s medium-term note program.

[5]

Since the timing of the return of collateral is uncertain, these obligations have been reflected in payments due in less than one year. See the “Off-Balance Sheet Transactions” section of MD&A for a detailed discussion of the impact of collateral on the Company’s balance sheets.

[6]

Contractual surrender provisions exist on an immaterial portion of these contracts that could decrease and/or accelerate those obligations presented. Most of the contracts with such provisions mature in four years or less and are subject to surrender charges of approximately 5%. In addition, certain assumptions have been made about retirement patterns. Actual retirements may differ from those projected.

[7]

Contractual provisions exist that could increase those obligations presented. Interest is credited to accounts based on rates determined each quarter by the Company using its standard methods for establishing interest rates on fixed annuity contracts. Thus, amounts due may change based on interest crediting rates determined in the future by the Company.

As it relates to policy contract benefits, substantially all remaining policy and contract benefits to be paid do not have stated maturity dates and therefore do not lend themselves to meaningful disclosure in the format required. Furthermore, due to the nature of certain of these liabilities, they may not result in any ultimate payment requirement. For those benefit obligations that would result in a payment, the amounts are not readily determinable, as they are dependent on one or more future actions such as continued premium payment, death, future contract returns, surrender or annuitization election. Due to these significant uncertainties, the Company believes that inclusion of these additional amounts based on a series of estimates, of which few, if any, could be held out to be best estimates, would not be meaningful to investors and may be confusing compared with the discounted reserve estimates disclosed in the consolidated financial statements.

In addition, the Company makes discretionary pension plan and other postretirement benefit plan contributions. See Note 6 to the unaudited consolidated financial statements included in Part I, Item 1 – Unaudited Consolidated Financial Statements of this report for a detailed discussion of plan contributions.

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

As of September 30, 2004 and 2003, the Company had received $1.11 billion and $936.8 million, respectively, of cash collateral on securities lending and $302.2 million and $450.2 million, respectively, of cash for derivative collateral. As of September 30, 2004 the Company had received $21.0 million of non-cash collateral on securities lending. The Company invested the proceeds in short-term investments, which are reflected on the consolidated balance sheets, and a corresponding liability was established to reflect the return of the collateral. The Company also held $172.9 million and $82.0 million of securities as off-balance sheet collateral on derivative transactions as of September 30, 2004 and 2003, respectively.

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

(b)

There have been no changes during the Company’s third fiscal quarter to its internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

The financial services industry, including mutual fund, variable annuity, life insurance and distribution companies, has been the subject of increasing scrutiny by regulators, legislators and the media over the past year. Numerous regulatory agencies, including the Securities and Exchange Commission (SEC), the National Association of Securities Dealers and the New York State Attorney General, have commenced industry-wide investigations regarding late trading and market timing in connection with mutual funds and variable insurance contracts, and have commenced enforcement actions against some mutual fund and life insurance companies on those issues. Investigations and enforcement actions have also been commenced, on a smaller scale, regarding the sales practices of mutual fund distributors and life insurance companies. These legal proceedings are expected to continue in the future. These investigations and proceedings could result in legal precedents and new industry-wide legislation, rules or regulations that could significantly affect the financial services industry, including variable annuity companies. The Company has been contacted by regulatory agencies for information relating to market timing, late trading, distribution and service provider compensation arrangements, and sales practices. The SEC, in conjunction with the New York State Attorney General, is conducting an investigation of market timing in certain international and global mutual funds offered in insurance products sponsored by the Company. The Company is cooperating with these regulatory agencies and is responding to those information requests.

In addition, various state attorneys general and insurance regulators recently have announced industry-wide investigations or other actions relating to certain compensation arrangements and other sales practices involving insurance brokers and insurance companies. Similar legal and regulatory proceedings and investigations may be commenced by other regulatory bodies in the future. The Company intends to cooperate with regulators in connection with any inquiries about its operations. Nationwide Mutual Insurance Company (NMIC) has been contacted by certain regulators for information on these issues with respect to its operations and the operations of its subsidiaries, including the Company. The Company will cooperate with NMIC in responding to these inquiries to the extent that any inquiries encompass its operations.

On April 13, 2004, NLIC was named in a class action lawsuit filed in Circuit Court, Third Judicial Circuit, Madison County, Illinois entitled Woodbury v. Nationwide Life Insurance Company. The plaintiff purports to represent a class of persons in the United States who, through their ownership of a Nationwide annuity or insurance product, held units of any Nationwide sub-account invested in mutual funds which included foreign securities in their portfolios and which allegedly experienced market timing trading activity. The complaint contains allegations of negligence, reckless indifference and breach of fiduciary duty. The plaintiff seeks to recover compensatory and punitive damages in an amount not to exceed $75,000 per plaintiff or class member. NLIC removed this case to the United States District Court for the Southern District of Illinois on June 1, 2004. The plaintiffs moved to remand on June 28, 2004. On July 12, 2004, NLIC filed a memorandum opposing remand and requesting a stay pending the resolution of an unrelated case covering similar issues, which is an appeal from a decision of the same District Court remanding a removed market timing case to an Illinois state court. On July 30, 2004, the U.S. District Court granted NLIC’s request for a stay pending a decision by the Seventh Circuit on the unrelated case mentioned above. This lawsuit is in a preliminary stage, and NLIC intends to defend it vigorously.

On January 21, 2004, the Company was named in a lawsuit filed in the United States District Court for the Northern District of Mississippi entitled United Investors Life Insurance Company v. Nationwide Life Insurance Company and/or Nationwide Life Insurance Company of America and/or Nationwide Life and Annuity Insurance Company and/or Nationwide Life and Annuity Company of America and/or Nationwide Financial Services, Inc. and/or Nationwide Financial Corporation, and John Does A-Z. In its complaint, plaintiff United Investors alleges that the Company and/or its affiliated life insurance companies caused the replacement of variable insurance policies and other financial products issued by United Investors with policies issued by the Nationwide defendants. The plaintiff raises claims for (1) violations of the Federal Lanham Act, and common law unfair competition and defamation, (2) tortious interference with the plaintiff’s contractual relationship with Waddell & Reed, Inc. and/or its affiliates, Waddell & Reed Financial, Inc., Waddell & Reed Financial Services, Inc. and W&R Insurance Agency, Inc., or with plaintiff’s contractual relationships with its variable policyholders, (3) civil conspiracy, and (4) breach of fiduciary duty. The complaint seeks compensatory damages, punitive damages, pre- and post-judgment interest, a full accounting, and costs and disbursements, including attorneys’ fees. The Company filed a motion to dismiss the complaint on June 1, 2004. Plaintiff has opposed that motion. The Company intends to defend this lawsuit vigorously.

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

ITEM 2 Unregistered Sales of Equity Securities and Use of Proceeds

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

NATIONWIDE LIFE INSURANCE COMPANY (Registrant)

Date: November 5, 2004	/s/ M. Eileen Kennedy
M. Eileen Kennedy, Senior Vice President — Chief Financial Officer