Form 10-K
period 2004-12-31
NATIONWIDE LIFE INSURANCE CO
filed 2005-03-01
CIK 205695

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2004

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

Securities registered pursuant to Section 12 (b) of the Act:

None

Securities registered pursuant to Section 12 (g) of the Act:

None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this From 10-K or any amendment to this Form 10-K.    ☒

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

Yes  ☐    No  ☒

Aggregate market value of the registrant’s voting common equity held by nonaffiliates on June 30, 2004 computed by reference to the closing sale price per share of the registrant’s Class A common stock on the New York Stock Exchange as of June 30, 2004: $0.

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date.

As of February 21, 2005, the registrant had 3,814,779 shares outstanding of its common stock (par value $1 per share).

The Registrant meets the conditions set forth in General Instruction I(1)(a) and (b) of Form 10-K and is therefore filing this Form with the reduced disclosure format.

NATIONWIDE LIFE INSURANCE COMPANY AND SUBSIDIARIES

FORM 10-K

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2004

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

All of the outstanding shares of NLIC’s common stock are owned by Nationwide Financial Services, Inc. (NFS), a holding company formed by Nationwide Corporation (Nationwide Corp.), a majority-owned subsidiary of NMIC.

Wholly-owned subsidiaries of NLIC as of December 31, 2004 include Nationwide Life and Annuity Insurance Company (NLAIC) and Nationwide Investment Services Corporation (NISC). NLAIC offers universal life insurance, variable universal life insurance, corporate-owned life insurance (COLI) and individual annuity contracts on a non-participating basis. NISC is a registered broker/dealer.

The Company is a leading provider of long-term savings and retirement products in the United States of America (U.S.). The Company develops and sells a diverse range of products including individual annuities, private and public group retirement plans, other investment products sold to institutions, life insurance and advisory services. The Company sells its products through a diverse distribution network. Unaffiliated entities that sell the Company’s products to their own customer bases include independent broker/dealers, financial institutions, wirehouse and regional firms, pension plan administrators, life insurance specialists and representatives of certain certified public accounting firms. Representatives of affiliates who market products directly to a customer base include Nationwide Retirement Solutions, Inc. (NRS), Nationwide Financial Network (NFN, formerly referred to as Nationwide Provident) producers and TBG Insurance Services Corporation (TBG Financial). The Company also distributes products through the agency distribution force of its ultimate parent, NMIC. The Company believes its diverse range of competitive product offerings and strong distributor relationships position it to compete effectively in the rapidly growing retirement savings market under various economic conditions.

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

The Retirement Plans segment is comprised of the Company’s private- and public-sector retirement plans businesses. This segment differs from the former Institutional Products segment because it no longer includes the results of the structured products and medium-term note (MTN) businesses. The private sector includes Internal Revenue Code (IRC) Section 401(k) business and the public sector includes IRC Section 457 and Section 401(a) business, both in the form of fixed and variable annuities.

The Individual Protection segment consists of investment life insurance products, including individual variable, COLI and BOLI products, traditional life insurance products and universal life insurance. This segment is unchanged from the former Life Insurance segment. Life insurance products provide a death benefit and generally allow the customer to build cash value on a tax-advantaged basis.

The Corporate and Other segment includes certain structured products business, the MTN program, net investment income not allocated to product segments, periodic net coupon settlements on non-qualifying derivatives, unallocated expenses, interest expense on debt, revenue and expenses of the Company’s non-insurance subsidiaries not reported in other segments, and realized gains and losses related to securitizations. This segment differs from the former Corporate segment as it now includes results from the structured products and MTN businesses, but no longer includes results from the advisory services program.

Additional information related to the Company’s business segments is included in Note 20 to the consolidated financial statements included in the F pages of this report.

Reinsurance

The Company follows the industry practice of reinsuring a portion of its life insurance and annuity risks with other companies in order to reduce net liability on individual risks, to provide protection against large losses and to obtain greater diversification of risks. The maximum amount of individual ordinary life insurance retained by the Company on any one life is $5.0 million. The Company cedes insurance primarily on an automatic basis, under which risks are ceded to a reinsurer on specific blocks of business where the underlying risks meet certain predetermined criteria and on a facultative basis, under which the reinsurer’s prior approval is required for each risk reinsured. The Company also cedes insurance on a case-by-case basis particularly where the Company may be writing new risks or is unwilling to retain the full costs associated with new lines of business. The Company maintains catastrophic reinsurance coverage to protect against large losses related to a single event. The ceding of risk does not discharge the original insurer from its primary obligation to the policyholder. The Company has entered into reinsurance contracts with certain unaffiliated reinsurers to cede a portion of its general account life, annuity and health business. Total amounts recoverable under these reinsurance contracts include ceded reserves, paid and unpaid claims, and certain other amounts and totaled $894.3 million and $713.5 million as of December 31, 2004 and 2003, respectively. Under the terms of the contracts, specified assets have been placed in trusts as collateral for the recoveries. The trust assets are invested in investment grade securities, the fair value of which must at all times be greater than or equal to 100% or 102% of the reinsured reserves, as outlined in each of the underlying contracts. The Company has no other material reinsurance arrangements with unaffiliated reinsurers. The Company’s only material reinsurance agreements with affiliates are the modified coinsurance agreements pursuant to which NLIC ceded to other members of Nationwide all of its accident and health insurance business not ceded to unaffiliated reinsurers, as described in Note 16 to the consolidated financial statements included in the F pages of this report.

Ratings

Ratings with respect to claims-paying ability and financial strength have become an increasingly important factor in establishing the competitive position of insurance companies. Ratings are important to maintaining public confidence in the Company and its ability to market its annuity and life insurance products. Rating agencies continually review the financial performance and condition of insurers, including the Company. Any lowering of the Company’s ratings could have a material adverse effect on the Company’s ability to market its products and could increase the rate of surrender of the Company’s products. Both of these consequences could, depending upon the extent thereof, have a material adverse effect on the Company’s liquidity and, under certain circumstances, net income. NLIC and NLAIC each have financial strength ratings of “A+” (Superior) from A.M. Best Company, Inc. (A.M. Best), and their claims-paying ability/financial strength are rated “Aa3” (Excellent) by Moody’s Investors Service, Inc. (Moody’s) and “AA-” (Very Strong) by Standard & Poor’s Rating Services (S&P).

The foregoing ratings reflect each rating agency’s opinion of NLIC’s and NLAIC’s financial strength, operating performance and ability to meet their obligations to policyholders and are not evaluations directed toward the protection of investors. Such factors are of concern to policyholders, agents and intermediaries. Furthermore, rating agencies utilize proprietary capital adequacy models to establish ratings for NLIC and NLAIC. The Company is at risk to changes in these models and the impact that changes in the underlying business in which it is engaged can have on such models. To mitigate this risk, the Company maintains regular communications with the rating agencies, performs evaluations using such capital adequacy models, and considers such models in the design of its products and transactions to minimize the adverse impact of this risk.

The Company’s financial strength is also reflected in the ratings of commercial paper, which is rated “AMB-1” by A.M. Best, “P-1” by Moody’s and “A-1+” by S&P.

Competition

The Company competes with a large number of other insurers as well as non-insurance financial services companies, such as banks, broker/dealers and mutual funds, some of whom have greater financial resources, offer alternative products and, with respect to other insurers, have higher ratings than the Company. Competition in the Company’s lines of business primarily is based on price, product features, commission structure, perceived financial strength, claims-paying ratings, customer and producer service, and name recognition.

On November 12, 1999, the Gramm-Leach-Bliley Act (the Act) was signed. The Act modernizes the regulatory framework for financial services in the U. S., allowing banks, securities firms and insurance companies to affiliate more directly than previously permitted. While the Act facilitates these affiliations, the Company does not believe that it has experienced a competitive disadvantage from any competitors that have acquired, or been acquired by, a banking entity under authority of the Act. Nevertheless, it is not possible to anticipate whether such affiliations might occur in a manner that negatively impacts the Company’s competitive position in the future.

Regulation

General Regulation at State Level

NLIC and NLAIC, as with other insurance companies, are subject to regulation by the states in which they are domiciled and/or transact business. Most states have enacted legislation that requires each insurance holding company and each insurance company in an insurance holding company system to register with the insurance regulatory authority of the insurance company’s state of domicile and annually furnish financial and other information concerning the operations of companies within the holding company system that materially affect the operations, management or financial condition of the insurers within such system. In many cases, under such laws, a state insurance authority must approve in advance the direct or indirect acquisition of 10% or more of the voting securities of an insurance company domiciled in its state. NLIC and NLAIC are subject to the insurance holding company laws in the State of Ohio. Under such laws, all transactions within an insurance holding company system affecting insurers must be fair and equitable, and each insurer’s policyholder surplus following any such transaction must be both reasonable in relation to its outstanding liabilities and adequate for its needs. The State of Ohio insurance holding company laws also require prior notice or regulatory approval of the change of control of an insurer or its holding company and of material intercorporate transfers of assets within the holding company structure.

In addition, the laws of the various states establish regulatory agencies with broad administrative powers to approve, among other things, policy forms, grant and revoke licenses to transact business, regulate trade practices, license agents, require statutory financial statements, limit the amount of dividends and other payments that may be paid by insurance companies without prior approval, and impose restrictions on the type and amount of investments permitted. These regulations are primarily intended to protect policyholders rather than shareholders. The Company cannot predict the effect that any proposed or future legislation may have on the financial condition or results of operations of the Company.

Insurance companies are required to file detailed annual and quarterly statutory financial statements with state insurance regulators in each of the states in which they do business, and their business and accounts are subject to examination by such agencies at any time. In addition, insurance regulators periodically examine an insurer’s financial condition, adherence to statutory accounting practices and compliance with insurance department rules and regulations. Applicable state insurance laws, rather than federal bankruptcy laws, apply to the liquidation or restructuring of insurance companies.

As part of their routine regulatory oversight process, state insurance departments periodically conduct detailed examinations of the books, records and accounts of insurance companies domiciled in their states. Such examinations are generally conducted in cooperation with the insurance departments of multiple states under guidelines promulgated by the National Association of Insurance Commissioners (NAIC). The most recently completed examinations of NLIC and NLAIC were conducted by the Ohio Department of Insurance (ODI) for the five-year period ended December 31, 2001. These examinations did not result in any significant issues or adjustments.

In recent years, a number of life and annuity insurers have been the subject of regulatory proceedings and litigation relating to alleged improper life insurance pricing and sales practices. Some of these insurers have incurred or paid substantial amounts in connection with the resolution of such matters. In addition, state insurance regulatory authorities regularly make inquiries, hold investigations and administer market conduct examinations with respect to insurers’ compliance with applicable insurance laws and regulations. NLIC and NLAIC are currently undergoing regulatory market conduct examinations in five states. NLIC and NLAIC continuously monitor sales, marketing and advertising practices and related activities of their agents and personnel and provide continuing education and training in an effort to ensure compliance with applicable insurance laws and regulations. There can be no assurance that any non-compliance with such applicable laws and regulations would not have a material adverse effect on the Company.

The NAIC adopted model legislation in December 2004, implementing new disclosure requirements with respect to compensation of insurance producers. The model legislation requires that insurance producers obtain the consent of the insured and disclose to the insured, where such producers receive any compensation from the insured, the amount of compensation from the insurer. In those cases where the contingent commission is not known, producers would be required to provide a reasonable estimate of the amount and method for calculating such compensation. Producers who represent companies and do not receive compensation from the insured would have a duty to disclose that relationship in certain circumstances. The NAIC directed its task force on broker activities to give further consideration to the development of additional requirements for the model legislation, such as recognition of a fiduciary responsibility of producers, disclosure of all quotes received by a broker, and disclosures relating to agent-owned reinsurance arrangements. There can be no assurance that the model legislation will be adopted by any particular states, nor can the Company be certain how such legislation or regulation, if adopted, would impact the Company’s results of operations or financial position.

Regulation of Dividends and Other Payments

State insurance laws generally restrict the ability of insurance companies to pay cash dividends and make other payments in excess of certain prescribed limitations without prior approval. Further discussion about such restrictions and dividend capacity is provided in Note 13 to the consolidated financial statements included in the F pages to this report and hereby is incorporated by reference.

Risk-Based Capital Requirements

In order to enhance the regulation of insurer solvency, the NAIC has adopted a model law to implement risk-based capital (RBC) requirements for life insurance companies. The requirements are designed to monitor capital adequacy and to raise the level of protection that statutory surplus provides for policyholders. The model law measures four major areas of risk facing life insurers: (i) the risk of loss from asset defaults and asset value fluctuation; (ii) the risk of loss from adverse mortality and morbidity experience; (iii) the risk of loss from mismatching of asset and liability cash flow due to changing interest rates; and (iv) business risks. Insurers having less statutory surplus than required by the RBC model formula will be subject to varying degrees of regulatory action depending on the level of capital inadequacy.

Based on the formula adopted by the NAIC, the adjusted capital of NLIC and NLAIC exceeded the levels at which they would be required to take corrective action by a substantial amount as of December 31, 2004.

Assessments Against and Refunds to Insurers

Insurance guaranty association laws exist in all states, the District of Columbia and the Commonwealth of Puerto Rico. Insurers doing business in any of these jurisdictions can be assessed for policyholder losses incurred by insolvent insurance companies. The amount and timing of any future assessment on or refund to NLIC and its insurance subsidiaries under these laws cannot be reasonably estimated and are beyond the control of NLIC and its insurance subsidiaries. A large part of the assessments paid by NLIC and its insurance subsidiaries pursuant to these laws may be used as credits for a portion of NLIC and its insurance subsidiaries’ premium taxes. For the years ended December 31, 2004, 2003 and 2002, the Company received net premium tax refunds of $0.6 million, less than $0.1 million and $1.4 million, respectively.

Securities Laws

NLIC and NLAIC, and certain policies and contracts offered by these companies, are subject to regulation under the federal securities laws administered by the U.S. Securities and Exchange Commission (SEC) and under certain state securities laws. Certain separate accounts of NLIC and NLAIC are registered as investment companies under the Investment Company Act of 1940, as amended (Investment Company Act). Separate account interests under certain variable annuity contracts and variable insurance policies issued by NLIC and NLAIC are also registered under the Securities Act of 1933, as amended. NLIC and NLAIC are registered as broker/dealers under the Securities Exchange Act of 1934, as amended (Securities Exchange Act), and are members of, and subject to regulation by, the National Association of Securities Dealers (NASD).

NLIC and NLAIC are investment advisors registered under the Investment Advisors Act of 1940, as amended. The investment companies managed by such subsidiaries are registered with the SEC under the Investment Company Act, and the shares of certain of these entities are qualified for sale in certain states in the U.S. and the District of Columbia. A subsidiary of the Company is registered with the SEC as a transfer agent. Certain subsidiaries of the Company are also subject to the SEC’s net capital rules.

All aspects of the investment advisory activities of NLIC and NLAIC are subject to applicable federal and state laws and regulations in the jurisdictions in which they conduct business. These laws and regulations are primarily intended to benefit investment advisory clients and investment company shareholders and generally grant supervisory agencies broad administrative powers, including the power to limit or restrict the carrying on of business for failure to comply with such laws and regulations. In such event, the possible sanctions which may be imposed include the suspension of individual employees, limitations on the activities in which the investment advisor may engage, suspension or revocation of the investment advisor’s registration as an advisor, censure and fines.

ERISA Considerations

On December 13, 1993, the U.S. Supreme Court issued its opinion in John Hancock Mutual Life Insurance Company v. Harris Trust and Savings Bank, holding that certain assets in excess of amounts necessary to satisfy guaranteed obligations held by Hancock in its general account under a participating group annuity contract are “plan assets” and therefore subject to certain fiduciary obligations under the Employee Retirement Income Security Act of 1974, as amended (ERISA). ERISA requires that fiduciaries perform their duties solely in the interest of ERISA plan participants and beneficiaries, and with the care, skill, prudence and diligence that a prudent person acting in a like capacity and familiar with such matters would use in the conduct of an enterprise of a like character and with like aims. The Court imposed ERISA fiduciary obligations to the extent that the insurer’s general account is not reserved to pay benefits under guaranteed benefit policies (i.e. benefits whose value would not fluctuate in accordance with the insurer’s investment experience).

The U.S. Secretary of Labor issued final regulations on January 5, 2000, providing guidance for the purpose of determining, in cases where an insurer issues one or more policies backed by the insurer’s general account to or for the benefit of an employee benefit plan, which assets of the insurer constitute plan assets for purposes of ERISA and the IRC. The regulations apply only with respect to a policy issued by an insurer to an ERISA plan on or before December 31, 1998. In the case of such a policy, most provisions of the regulations are applicable on July 5, 2001. Generally, where the basis of a claim is that insurance company general account assets constitute plan assets, no person will be liable under ERISA or the IRC for conduct occurring prior to July 5, 2001. However, certain provisions under the final regulations are applicable as follows: (1) certain contract termination features became applicable on January 5, 2000 if the insurer engages in certain unilateral actions; and (2) the initial and separate account disclosure provisions became applicable July 5, 2000. New policies issued after December 31, 1998 which are not guaranteed benefit policies subject the issuer to ERISA fiduciary obligations.

On September 19, 2002, the Second Circuit U.S. Court of Appeals held that Hancock, by following the terms of the contract, did not violate its fiduciary duty when it refused to rollover free funds or revalue plan liabilities. However, the court said it did violate fiduciary duties by exercising “discretionary management” decisions in matters not addressed by the contract, which included investment of plan funds in its general account and allocation of the returns on investments and expenses among its client accounts.

Potential Tax Legislation

United States Federal income tax payable by policyholders on investment earnings is deferred during the accumulation period of certain life insurance and annuity products. This favorable tax treatment may give certain of NLIC’s products a competitive advantage over other non-insurance products. The Jobs and Growth Tax Relief Reconciliation Act of 2003 reduces the federal income tax rates applicable to certain dividends and capital gains realized by individuals. The American Jobs Creation Act of 2004 has modified and codified the rules applicable to nonqualified deferred compensation plans, a market in which NLIC provides products. This legislation may lessen the competitive advantage of certain of NLIC’s products compared to other investments that generate dividend and/or capital gain income. As a result, demand for certain of NLIC’s products that offer income tax deferral may be negatively impacted.

The U.S. Congress has, from time to time, considered possible legislation that would eliminate many of the tax benefits currently afforded to annuity products. In fact, the Bush administration has made proposals to establish several new types of tax-advantaged retirement and life savings accounts, each of which, if enacted as proposed, could materially reduce the tax advantages of purchasing variable annuity and cash value life insurance products as compared to other investment vehicles. Although the proposals were not enacted in 2004, those proposals, or other similar proposals, could be introduced for enactment in future periods.

Available Information

The Company files Current Reports on Form 8-K, Quarterly Reports on Form 10-Q, Annual Reports on Form 10-K and other reports electronically with the SEC, which are available on the SEC’s web site (http://www.sec.gov). The Company also provides electronic and/or paper copies, free of charge, of its Current Reports on Form 8-K, Quarterly Reports on Form 10-Q, Annual Reports on Form 10-K and other reports filed electronically with the SEC. Requests for copies should be made to Mark Barnett, Vice President – Investor Relations, One Nationwide Plaza, Columbus, Ohio 43215-2220, or via telephone at (614) 677-5331.

ITEM 2    Properties

Pursuant to an arrangement between NMIC and certain of its subsidiaries, during 2004 the Company leased on average approximately 911,000 square feet of office space in the three building home office complex and in other offices in central Ohio. The Company believes that its present facilities are adequate for the anticipated needs of the Company.

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

The financial services industry, including mutual fund, variable annuity, life insurance and distribution companies, has also been the subject of increasing scrutiny by regulators, legislators and the media over the past two years. Numerous regulatory agencies, including the SEC, the NASD and the New York State Attorney General, have commenced industry-wide investigations regarding late trading and market timing in connection with mutual funds and variable insurance contracts, and have commenced enforcement actions against some mutual fund and life insurance companies on those issues. The Company has been contacted by the SEC and the New York State Attorney General, who are investigating market timing in certain mutual funds offered in insurance products sponsored by the Company. The Company is cooperating with this investigation and is responding to information requests.

In addition, state and federal regulators have commenced investigations or other proceedings relating to compensation and bidding arrangements and possible anti-competitive activities between insurance producers and brokers and issuers of insurance products, and unsuitable sales by producers on behalf of either the issuer or the purchaser. Also under investigation are compensation arrangements between the issuers of variable insurance contracts and mutual funds or their affiliates. Related investigations and proceedings may be commenced in the future. The Company has been contacted by regulatory agencies and state attorneys general for information relating to these investigations into compensation and bidding arrangements, anti-competitive activities and unsuitable sales practices. The Company is cooperating with regulators in connection with these inquiries. NMIC, NFS’ ultimate parent, has been contacted by certain regulators for information on these issues with respect to its operations and the operations of its subsidiaries, including the Company. The Company will cooperate with NMIC in responding to these inquiries to the extent that any inquiries encompass its operations.

These proceedings are expected to continue in the future, and could result in legal precedents and new industry-wide legislation, rules and regulations that could significantly affect the financial services industry, including life insurance and annuity companies. These proceedings could also affect the outcome of one or more of the Company’s litigation matters.

On April 13, 2004, NLIC was named in a class action lawsuit filed in Circuit Court, Third Judicial Circuit, Madison County, Illinois, entitled Woodbury v. Nationwide Life Insurance Company. The plaintiff purports to represent a class of persons in the United States who, through their ownership of a Nationwide annuity or insurance product, held units of any Nationwide sub-account invested in mutual funds which included foreign securities in their portfolios and which allegedly experienced market timing trading activity. The complaint contains allegations of negligence, reckless indifference and breach of fiduciary duty. The plaintiff seeks to recover compensatory and punitive damages in an amount not to exceed $75,000 per plaintiff or class member. NLIC removed this case to the United States District Court for the Southern District of Illinois on June 1, 2004. The plaintiffs moved to remand on June 28, 2004. On July 12, 2004, NLIC filed a memorandum opposing remand and requesting a stay pending the resolution of an unrelated case covering similar issues, which is an appeal from a decision of the same District Court remanding a removed market timing case to an Illinois state court. On July 30, 2004, the U.S. District Court granted NLIC’s request for a stay pending a decision by the Seventh Circuit on the unrelated case mentioned above. On December 27, 2004, the case was transferred to the United States District Court for the District of Maryland and included in the multi-district proceeding there entitled In Re Mutual Funds Investment Litigation. This lawsuit is in a preliminary stage, and NLIC intends to defend it vigorously.

On January 21, 2004, the Company was named in a lawsuit filed in the United States District Court for the Northern District of Mississippi entitled United Investors Life Insurance Company v. Nationwide Life Insurance Company and/or Nationwide Life Insurance Company of America and/or Nationwide Life and Annuity Insurance Company and/or Nationwide Life and Annuity Company of America and/or Nationwide Financial Services, Inc. and/or Nationwide Financial Corporation, and John Does A-Z. In its complaint, plaintiff United Investors alleges that the Company and/or its affiliated life insurance companies caused the replacement of variable insurance policies and other financial products issued by United Investors with policies issued by the Nationwide defendants. The plaintiff raises claims for (1) violations of the Federal Lanham Act, and common law unfair competition and defamation, (2) tortious interference with the plaintiff’s contractual relationship with Waddell & Reed, Inc. and/or its affiliates, Waddell & Reed Financial, Inc., Waddell & Reed Financial Services, Inc. and W&R Insurance Agency, Inc., or with the plaintiff’s contractual relationships with its variable policyholders, (3) civil conspiracy, and (4) breach of fiduciary duty. The complaint seeks compensatory damages, punitive damages, pre- and post-judgment interest, a full accounting, a constructive trust, and costs and disbursements, including attorneys’ fees. The Company filed a motion to dismiss the complaint on June 1, 2004. On February 8, 2005 the court denied the motion to dismiss. The Company intends to defend this lawsuit vigorously.

On October 31, 2003, NLIC was named in a lawsuit seeking class action status filed in the United States District Court for the District of Arizona entitled Robert Helman et al v. Nationwide Life Insurance Company et al. The suit challenges the sale of deferred annuity products for use as investments in tax-deferred contributory retirement plans. On April 8, 2004, the plaintiff filed an amended class action complaint on behalf of all persons who purchased an individual variable deferred annuity contract or a certificate to a group variable annuity contract issued by NLIC or Nationwide Life and Annuity Insurance Company (NLAIC) which were allegedly used to fund certain tax-deferred retirement plans. The amended class action complaint seeks unspecified compensatory damages. NLIC filed a motion to dismiss the complaint on May 24, 2004. On July 27, 2004, the court granted NLIC’s motion to dismiss. The plaintiff has appealed that dismissal to the United States Court of Appeals for the Ninth Circuit. NLIC intends to defend this lawsuit vigorously.

On May 1, 2003, NLIC was named in a class action lawsuit filed in the United States District Court for the Eastern District of Louisiana entitled Edward Miller, Individually, and on behalf of all others similarly situated, v. Nationwide Life Insurance Company. The complaint alleges that in 2001, plaintiff Edward Miller purchased three group modified single premium variable annuities issued by NLIC. The plaintiff alleges that NLIC represented in its prospectus and promised in its annuity contracts that contract holders could transfer assets without charge among the various funds available through the contracts, that the transfer rights of contract holders could not be modified and that NLIC’s expense charges under the contracts were fixed. The plaintiff claims that NLIC has breached the contracts and violated federal securities laws by imposing trading fees on transfers that were supposed to have been without charge. The plaintiff seeks compensatory damages and rescission on behalf of himself and a class of persons who purchased this type of annuity or similar contracts issued by NLIC between May 1, 2001 and April 30, 2002 inclusive and were allegedly damaged by paying transfer fees. NLIC’s motion to dismiss the complaint was granted by the District Court on October 28, 2003. The plaintiff appealed that dismissal to the United States Court of Appeals for the Fifth Circuit. On November 22, 2004, the Fifth Circuit Court of Appeals affirmed the judgment of the District Court dismissing the complaint. The time for further appeal by the plaintiff has expired.

On August 15, 2001, the Company was named in a lawsuit filed in the United States District Court for the District of Connecticut entitled Lou Haddock, as trustee of the Flyte Tool & Die, Incorporated Deferred Compensation Plan, et al v. Nationwide Financial Services, Inc. and Nationwide Life Insurance Company. The plaintiffs first amended their complaint on September 5, 2001 to include class action allegations and have subsequently amended their complaint three times. As amended, in the current complaint the plaintiffs seek to represent a class of ERISA qualified retirement plans that purchased variable annuities from NLIC. The plaintiffs allege that they invested ERISA plan assets in their variable annuity contracts and that the Company breached ERISA fiduciary duties by allegedly accepting service payments from certain mutual funds. The complaint seeks disgorgement of some or all of the payments allegedly received by the Company, other unspecified relief for restitution, declaratory and injunctive relief, and attorneys’ fees. On December 13, 2001, the plaintiffs filed a motion for class certification. The plaintiffs filed a supplement to that motion on September 19, 2003. The Company opposed that motion on December 24, 2003. On July 6, 2004, the Company filed a Revised Memorandum in Support of Summary Judgment. The plaintiffs have opposed that motion. The Company intends to defend this lawsuit vigorously.

ITEM 4    Submission of Matters to a Vote of Security Holders

Omitted due to reduced disclosure format.

PART II

ITEM 5    Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

There is no established public trading market for NLIC’s shares of common stock. All 3,814,779 shares of NLIC’s common stock issued and outstanding are owned by NFS. NLIC did not repurchase any shares of its common stock or sell any unregistered shares of its common stock during 2004.

NLIC declared and paid to NFS $125.0 million, $60.0 million and $35.0 million in cash dividends during 2004, 2003 and 2002, respectively. NLIC paid to NFS a non-cash dividend in the form of all of the common stock of Nationwide Securities, Inc., valued at $10.0 million, in 2002. In addition, NLIC sought and obtained prior regulatory approval from the ODI to return to NFS $100.0 million and $475.0 million of capital during 2003 and 2002, respectively. There was no return of capital to NFS during 2004. On March 1, 2005, NLIC paid a $25.0 million dividend to NFS.

NLIC currently does not have a formal dividend policy.

Refer to Part I, Item 1 – Business – Regulation – Regulation of Dividends and Other Payments and Note 13 to the consolidated financial statements included in the F page of this report for information regarding dividend restrictions.

ITEM 6    Selected Consolidated Financial Data

Omitted due to reduced disclosure format.

ITEM 7    Management’s Narrative Analysis of the Results of Operations

Forward-Looking Information

The information included herein contains certain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 with respect to the results of operations and businesses of Nationwide Life Insurance Company and its subsidiaries (NLIC, or collectively, the Company). These forward-looking statements involve certain risks and uncertainties. Factors that may cause actual results to differ materially from those contemplated or projected, forecast, estimated or budgeted in such forward-looking statements include, among others, the following possibilities:

(i)

The potential impact on the Company’s reported net income and related disclosures that could result from the adoption of certain accounting and/or financial reporting standards issued by the Financial Accounting Standards Board (FASB), Public Company Accounting Oversight Board or other standard-setting bodies;

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

Introduction

Following is management’s narrative analysis of the results of operations of Nationwide Life Insurance Company and its subsidiaries for the three years ended December 31, 2004. This discussion should be read in conjunction with the consolidated financial statements and related notes beginning on page F-1 of this report.

The Company is a leading provider of long-term savings and retirement products in the United States of America and is a wholly-owned subsidiary of Nationwide Financial Services, Inc. (NFS). The Company develops and sells a diverse range of products including individual annuities, private and public group retirement plans, other investment products sold to institutions, life insurance and advisory services.

Critical Accounting Policies and Recently Issued Accounting Standards

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

Note 2 to the audited consolidated financial statements included in the F pages of this report provides a summary of significant accounting policies. Note 3 to the consolidated financial statements included in F pages of this report provides a discussion of recently issued accounting standards.

Deferred Policy Acquisition Costs for Investment Products and Universal Life Insurance Products

The Company has deferred the costs of acquiring investment products and universal life insurance products business, principally commissions, certain expenses of the policy issue and underwriting department, and certain variable sales expenses that relate to and vary with the production of new or renewal business. Investment products consist primarily of individual and group variable and fixed deferred annuities. Universal life insurance products include universal life insurance, variable universal life insurance, corporate-owned life insurance (COLI) and other interest-sensitive life insurance policies. DAC is subject to recoverability testing at the time of policy issuance and loss recognition testing at the end of each reporting period.

For investment products (principally individual and group annuities) and universal life insurance products, DAC is being amortized with interest over the lives of the policies in relation to the present value of estimated gross profits from projected interest margins, asset fees, cost of insurance, policy administration and surrender charges, less policy benefits and policy maintenance expenses. The DAC asset related to investment products and universal life insurance products is adjusted to reflect the impact of unrealized gains and losses on fixed maturity securities available-for-sale, as described in Note 2(b) to the consolidated financial statements included in the F pages of this report.

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

The Company evaluates the appropriateness of the individual variable annuity DAC balance within pre-set parameters. These parameters are designed to appropriately reflect the Company’s long-term expectations with respect to individual variable annuity contracts while also evaluating the potential impact of short-term experience on the Company’s recorded individual variable annuity DAC balance. If the recorded balance of individual variable annuity DAC falls outside of these parameters for a prescribed period of time, or if the recorded balance falls outside of these parameters and the Company determines it is not reasonably possible to get back within this period of time, assumptions are required to be unlocked and DAC is recalculated using revised best estimate assumptions. Otherwise, DAC is not unlocked to reflect updated assumptions. If DAC assumptions were unlocked and revised, the Company would continue to use the reversion to the mean process.

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

Under the Company’s accounting policy for equity securities and debt securities that can be contractually prepaid or otherwise settled in a way that may limit the Company’s ability to fully recover cost, an impairment is deemed to be other-than-temporary unless the Company has both the ability and intent to hold the investment for a reasonable period until the security’s forecasted recovery and evidence exists indicating that recovery will occur in a reasonable period of time. Also, for such debt securities the Company estimates cash flows over the life of purchased beneficial interests in securitized financial assets. If the Company estimates that the fair value of its beneficial interests is not greater than or equal to its carrying value based on current information and events, and if there has been an adverse change in estimated cash flows since the last revised estimate, considering both timing and amount, then the Company recognizes an other-than-temporary impairment and writes down the purchased beneficial interest to fair value.

For other debt and equity securities, an other-than-temporary impairment charge is taken when the Company does not have the ability and intent to hold the security until the forecasted recovery or if it is no longer probable that the Company will recover all amounts due under the contractual terms of the security. Many criteria are considered during this process including, but not limited to, the current fair value as compared to amortized cost or cost, as appropriate, of the security; the amount and length of time a security’s fair value has been below amortized cost or cost; specific credit issues and financial prospects related to the issuer; the Company’s intent to hold or dispose of the security; and current economic conditions.

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

Valuation Allowances for Mortgage Loans on Real Estate

The Company provides valuation allowances for impairments of mortgage loans on real estate based on a review by portfolio managers. Mortgage loans on real estate are considered impaired when, based on current information and events, it is probable that the Company will be unable to collect all amounts due according to the contractual terms of the loan agreement. When the Company determines that a loan is impaired, a provision for loss is established equal to the difference between the carrying value and the present value of expected future cash flows discounted at the loan’s effective interest rate, or the fair value of the collateral, if the loan is collateral dependent. In addition to the valuation allowance on specific loans, the Company maintains an unallocated allowance for probable losses inherent in the loan portfolio as of the balance sheet date, but not yet specifically identified by loan. Changes in the valuation allowance are recorded in net realized gains and losses on investments, hedging instruments and hedged items. Loans in foreclosure are placed on non-accrual status. Interest received on non-accrual status mortgage loans on real estate is included in net investment income in the period received.

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

Significant changes in the factors the Company considers in determining the valuation allowance for mortgage loans on real estate could result in a significant change in the valuation allowance reported in the consolidated financial statements.

Federal Income Taxes

The Company provides for federal income taxes based on amounts the Company believes it ultimately will owe. Inherent in the provision for federal income taxes are estimates regarding the deductibility of certain items and the realization of certain tax credits. In the event the ultimate deductibility of certain items or the realization of certain tax credits differs from estimates, the Company may be required to significantly change the provision for federal income taxes recorded in the consolidated financial statements. Any such change could significantly affect the amounts reported in the consolidated statements of income.

Pension and Other Postretirement Employee Benefits

Pension and other postretirement employee benefits (OPEB) assumptions are revised annually in conjunction with preparation of the Company’s Annual Report on Form 10-K. The 2004 pension expense for substantially all of the Company’s employees and certain agents totaled $13.7 million, an increase of $0.5 million over 2003 pension expense of $13.2 million. The increase primarily was due to decreasing interest rates at the plan level, reflected in a lower discount rate. For the Company’s primary pension plan, the discount rate used to value cash flows was lowered to 5.50% to determine 2004 pension expense from 6.00% used in 2003, and the long-term expected rate of return on plan assets was lowered to 7.25% for 2004 from 7.75% for 2003.

The 2004 and 2003 OPEB expense for substantially all of the Company’s employees and certain agents totaled $1.1 million. The discount rate used to value cash flows was lowered to 6.10% to determine 2004 OPEB expense from 6.60% in 2003, and the long-term expected rate of return on plan assets was lowered to 7.00% for 2004 from 7.50% for 2003.

The Company employs a prospective building block approach in establishing the discount rate and the expected long-term rate of return on plan assets. This process is integrated with the determination of other economic assumptions such as salary scale. For a given measurement date, the discount rate is set by reference to the yield on high-quality corporate bonds to approximate the rate at which plan benefits could effectively be settled. For pension benefits, a downward adjustment in the discount rate is included for plan administration and other expenses likely to be charged by an insurer. Since the OPEB liability includes both claims and administration expenses, a similar downward adjustment is not appropriate for the OPEB discount rate. The historical real rate of return for the reference bonds is subtracted from the yield on these bonds to generate an assumed inflation rate. The expected real rates of return on various asset sub-classes are developed based on historic risk premiums for those sub-classes. The expected real rates of return, reduced for investment expenses, are applied to the target allocation of each asset sub-class to produce an expected real rate of return for the target portfolio. This expected real rate of return varies by plan and changes when the plan’s target investment portfolio changes. The expected long-term rate of return on plan assets is the assumed inflation rate plus the expected real rate of return. This process effectively sets the expected return for the plan’s portfolio at the yield for the reference bond portfolio, adjusted for expected risk premiums of the target asset portfolio. Given the prospective nature of this calculation, short-term fluctuations in the market do not impact the expected risk premiums. However, as the yield for the reference bonds fluctuates, the assumed inflation rate and the expected long-term rate are adjusted in tandem.

The following illustrates the impact of changes in individual assumptions (without changing any other assumption) on expenses in 2004: (1) a 50 basis point increase in the pension discount rate would have decreased 2004 pension expense by approximately 10%, and a 50 basis point increase in the pension long-term expected rate of return would have decreased 2004 pension expense by approximately 13%; and (2) a 50 basis point increase in the OPEB discount rate would have decreased 2004 OPEB expense by approximately 21%, and a 50 basis point increase in the OPEB long-term expected rate of return would have decreased 2004 OPEB expense by approximately 11%.

Results of Operations

Revenues

Total revenues for 2004 increased to $3.27 million compared to $3.10 billion in 2003 and $3.00 million in 2002, respectively. The growth in 2004 primarily was driven by higher policy charges and net investment income, partially offset by a decline in life insurance premiums. Asset-based policy charges increased due to improved equity market returns and net investment income increased due to additional prepayment income on mortgage loans and bond call premiums. The growth in revenues in 2003 was primarily driven by an increase in net investment income as a result of continued growth in interest spread-based businesses, offset by lower policy charges due to depressed equity markets and an increase in net realized losses on investments, hedging instruments and hedged items.

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

The following table summarizes policy charges for the years ended December 31:

(in millions)	2004	2003	2002
Asset fees	$588.4	$516.8	$538.8
Cost of insurance charges	259.7	250.0	235.5
Administrative fees	91.5	82.0	119.2
Surrender fees	85.6	75.3	80.3

Total policy charges	$1,025.2	$924.1	$973.8

Asset fees totaled $588.4 million in 2004 compared to $516.8 million and $538.8 million in 2003 and 2002, respectively. The increase in 2004 was due to changes in the market value of the investment options underlying the account values, which have followed the general upward trends of the equity markets. The decline in asset fees in 2003 reflect decreases in total average separate account values fueled by market depreciation on investment options underlying variable annuity and investment life insurance products as a result of the sharp declines in the equity markets.

Net investment income includes the investment income earned on investments supporting fixed annuities, the medium-term note (MTN) program, certain life insurance products and invested assets not allocated to product segments, net of related investment expenses. Net investment income totaled $2.00 billion in 2004 compared to $1.97 billion and $1.83 billion in 2003 and 2002, respectively. The increase in 2004 primarily was due to higher prepayment income on mortgage loans and higher bond call premium income. The increase in 2003 was primarily due to increased invested assets supporting growth in individual fixed annuity, allocations to the fixed option of variable annuities, MTNs and fixed life insurance policy reserves, partially offset by lower yields due to declining market interest rates.

The Company makes decisions concerning the sale of invested assets based on a variety of market, business, tax and other factors. All realized gains and losses generated by these sales, charges related to other-than-temporary impairments of available-for-sale securities and other investments, and changes in valuation allowances on mortgage loans on real estate are reported in realized gains and losses on investments, hedging instruments and hedged items. Also included are changes in the fair values of derivatives qualifying as fair value hedges and the related changes in the fair values of hedged items; the ineffective, or excluded, portion of cash flow hedges; changes in the fair values of non-qualifying derivatives; and periodic net coupon settlements on non-qualifying derivatives.

Net realized losses on investments, hedging instruments and hedged items totaled $36.4 million, $85.2 million and $75.5 million in 2004, 2003 and 2002, respectively, and included other-than-temporary impairments of $90.6 million, $156.5 million and $120.3 million in 2004, 2003 and 2002, respectively. Non-impairment related net realized gains on investments, hedging instruments and hedged items totaled $54.2 million in 2004 compared to $71.3 million and $44.8 million in 2003 and 2002, respectively. Realized gains on sales, net of hedging losses were driven by an improving market and credit environment. Realized losses on sales, net of hedging gains were lessened by the impact of market pricing and portfolio alignment. Other-than-temporary and other investment impairments were positively impacted by the improving credit environment.

Benefits and Expenses

Interest credited to policyholder account values totaled $1.28 billion in 2004 compared to $1.31 billion and $1.24 billion in 2003 and 2002, respectively, and principally relates to fixed annuities, both individual and institutional, funding agreements backing the Company’s medium-term note program and certain life insurance products. The decrease in interest credited in 2004 reflects lower crediting rates in the Individual Investments segment and the private sector segment in the Retirement Plans segment in response to lower market interest rates, partially offset by increases in account values. Average crediting rates for the Individual Investments segment for 2004 were 3.93%, compared to 4.36% in 2003 and 4.98% in 2002. Average crediting rates for the Retirement Plans segment for 2004 were 4.46%, compared to 4.75% in 2003 and 4.95% in 2002. The increase in market interest rates in 2004 does not appear immediately in interest credited due to the timing of rate reset dates, which are typically annual or quarterly. The increase in interest credited in 2003 reflects an increase in account values for individual and institutional fixed annuities as a result of strong fixed annuity production during the first three quarters of 2003, and increased allocations of variable annuity deposits to the guaranteed fixed option through May. The increase was partially offset by lower crediting rates in the Individual Investments and Retirement Plans segments on products where crediting rates have not already reached guaranteed floors.

Other benefits and claims include policyholder benefits in excess of policyholder account values for universal life and individual deferred annuities and net claims and provisions for future policy benefits for traditional life insurance products and immediate annuities. Other benefits and claims decreased from $361.8 million in 2003 to $347.2 million in 2004. The decline primarily was due to a decrease in GMDB benefits driven by improved equity market levels and reduced life insurance benefits as a result of favorable mortality. The increase in other benefits and claims in 2003 compared to 2002 reflects additional life insurance benefits reflecting growth in life insurance in force, an increase in Guaranteed Minimum Death Benefits (GMDB) costs due to a higher level of claims and an increase in the provision for future policy benefits for immediate annuities due to growth in new premium in 2003 compared to 2002.

Policyholder dividends on participating policies decreased by 12% to $36.2 million in 2004 compared to $41.2 million and $45.2 million in 2003 and 2002, respectively. The declines were due to a reduction in dividend scale as a result of lower interest rates.

Amortization of DAC increased by $34.2 million to $410.1 million in 2004 compared to $375.9 million and $670.1 million in 2003 and 2002, respectively. The increase in DAC amortization expense primarily was attributable to the Individual Investments segment due to higher estimated gross profits on the underlying business. Amortization of DAC decreased by $294.2 million in 2003 from $670.1 million in 2002. The substantial decrease in DAC amortization in 2003 reflects an acceleration of DAC amortization recorded in the third quarter of 2002. As part of the regular quarterly analysis of DAC, at the end of the third quarter of 2002, the Company determined that using actual experience to date and assumptions consistent with those used in the second quarter of 2002, its individual variable annuity DAC balance would be outside a pre-set parameter of acceptable results. The Company also determined that it was not reasonably possible that the DAC would return to an amount within the acceptable parameter within a prescribed period of time. Accordingly, the Company unlocked its DAC assumptions for individual variable annuities and reduced the DAC asset to the amount calculated using the revised assumptions. Because the Company unlocked the net separate account growth rate assumption for individual variable annuities for the three-year reversion period, the Company unlocked that assumption for all investment products and variable universal life insurance products to be consistent across product lines.

Therefore, in 2002, the Company recorded an acceleration of DAC amortization totaling $347.1 million, before tax, or $225.6 million, net of $121.5 million of tax benefit, which has been reported in the following segments in the amounts indicated, net of tax: Individual Investments - $213.4 million, Retirement Plans - $7.8 million and Individual Protection - $4.4 million. The acceleration of DAC amortization was the result of unlocking certain assumptions underlying the calculation of DAC for investment products and variable universal life insurance products. The most significant assumption changes were the resetting of the Company’s anchor date for reversion to the mean calculations to September 30, 2002, resetting the assumption for annual net separate account growth to 8 percent during the three-year reversion period for all investment products and variable life insurance products, and increasing future lapses and costs related to GMDB on individual variable annuity contracts. These adjustments were primarily driven by the sustained downturn in the equity markets.

Excluding the accelerated DAC amortization in 2002, amortization of DAC increased 16% in 2003 compared to 2002. The increase in DAC amortization expense, excluding the accelerated DAC amortization, was attributable to the Individual Investments and Individual Protection segments as a result of a growing book of business and the surrender of a large COLI contract in second quarter 2003.

Interest expense on debt increased 23% in 2004 compared to 2003 due to the issuance of a $100.0 million surplus note to NFS in December 2003, increased utilization of commercial paper in 2004 and 2003, and interest on short-term borrowings related to a consolidated variable interest entity during 2004. The 34% increase in interest expense in 2003 compared to 2002 was due to the $300.0 million surplus note issued to NFS in June 2002 and the increased utilization of commercial paper during 2003.

Other operating expenses increased 13% to $604.5 million in 2004 compared to $533.7 million and $508.5 million in 2003 and 2002, respectively. The increases reflect higher advertising and promotion and employee compensation and benefits expenses.

Federal income tax expense in 2004, 2003 and 2002 was $120.0 million, $96.2 million and $8.7 million, respectively, representing an effective tax rate of 22.4%, 22.1% and 5.1%, respectively. The effective tax rate for 2004 remained flat as permanent tax deductions increased at approximately the same rate as pre-tax earnings. The increase in permanent tax deductions in 2004 primarily was due to the release of the Phase III tax liability along with the release of tax reserves as a result of a current valuation of tax exposure items. The tax benefit of $121.5 million associated with the $347.1 million of accelerated DAC amortization in third quarter 2002 was calculated at the U.S. federal corporate income tax rate of 35%, which significantly impacted the effective tax rate. The effective tax rate for 2002 was 25.2%, excluding the accelerated DAC amortization and related tax benefit.

Discontinued Operations

On June 27, 2002, NLIC paid a dividend to NFS consisting of its shares of common stock of Nationwide Securities, Inc. (NSI), a wholly-owned broker/dealer subsidiary. This was a related party transaction and therefore was recorded at the $10.0 million carrying value of the underlying components of the transaction rather than at fair value.

As a result of this transaction, the Company is no longer engaged in asset management operations, and the underlying results of NSI have been reported as discontinued operations. Income from discontinued operations, net of tax, for 2002 was $0.7 million.

Cumulative Effect of Adoption of Accounting Principle

In July 2003, the American Institute of Certified Public Accountants issued Statement of Position 03-1, Accounting and Reporting by Insurance Enterprises for Certain Nontraditional Long-Duration Contracts and for Separate Accounts (SOP 03-1). SOP 03-1 addresses many topics. The most significant topic affecting the Company was the accounting for contracts with GMDB. SOP 03-1 requires companies to evaluate the significance of a GMDB to determine whether a contract should be accounted for as an investment or insurance contract. For contracts determined to be insurance contracts, companies are required to establish a reserve to recognize a portion of the assessment (revenue) that compensates the insurance company for benefits to be provided in future periods. SOP 03-1 also provides guidance on separate account presentation, interest in separate accounts, gains and losses on the transfer of assets from the general account to a separate account, liability valuation, return based on a contractually referenced pool of assets or index, annuitization options, and sales inducements to contract holders. The Company adopted SOP 03-1 effective January 1, 2004, which resulted in a $3.3 million charge, net of tax, as the cumulative effect of adoption of this accounting principle. Also, see Note 3 to the consolidated financials statements included in the F pages of this report.

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

Life insurance premiums determined on a GAAP basis are significantly different than statutory premiums and deposits. Life insurance premiums determined on a GAAP basis are recognized as revenue when due, as calculated on an accrual basis in proportion to the service provided and performance rendered under the contract. In addition, many life insurance and annuity products involve an initial deposit or a series of deposits from customers. These deposits are accounted for as such on a GAAP basis and therefore are not reflected in the GAAP income statement. On a statutory basis, life insurance premiums collected (cash basis) and deposits received (cash basis) are aggregated and reported as revenues in the line item statutory premiums and annuity considerations.

Sales, as reported by the Company, are stated net of internal replacements, which the Company believes provides a more meaningful disclosure of production in a given period. In addition, the Company’s definition of sales excludes funding agreements issued under the Company’s MTN program; large case bank-owned life insurance (BOLI); large case pension plan acquisitions; and deposits into Nationwide employee and agent benefit plans. Although these products contribute to asset and earnings growth, they do not produce steady production flow that lends itself to meaningful comparisons and, therefore, are excluded from sales.

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

The following table summarizes sales by product and segment for the years ended December 31:

(in millions)	2004	2003	2002
Individual Investments
Individual variable annuities:
The BEST of AMERICA products	$3,394.5	$3,799.6	$3,506.9
Private label annuities	449.0	659.3	795.3

Total individual variable annuities	3,843.5	4,458.9	4,302.2

Individual fixed annuities	780.2	1,694.0	2,518.1
Advisory services program	181.0	25.7	—
In retirement	141.0	143.0	143.2

Total Individual Investments	4,945.7	6,321.6	6,963.5

Retirement Plans
Private sector pension plan:
The BEST of AMERICA products	1,679.7	2,034.9	2,611.2
Other	28.1	31.1	46.5

Total private sector pension plan	1,707.8	2,066.0	2,657.7

Public sector pension plan:
IRC Section 457 annuities	1,514.2	1,442.4	1,375.6

Total Retirement Plans	3,222.0	3,508.4	4,033.3

Individual Protection
Corporate-owned life insurance	564.5	545.0	657.5
The BEST of AMERICA variable life series	439.6	435.4	518.2
Traditional/universal life insurance	342.2	299.8	244.8

Total Individual Protection	1,346.3	1,280.2	1,420.5

Total sales	$9,514.0	$11,110.2	$12,417.3

The Company sells its products through a diverse distribution network. Unaffiliated entities that sell the Company’s products to their own customer bases include independent broker/dealers, financial institutions, wirehouse and regional firms, pension plan administrators, life insurance specialists and representatives of certain certified public accounting (CPA) firms. Representatives of affiliates who market products directly to a customer base include Nationwide Retirement Solutions, Inc. (NRS), Nationwide Financial Network (NFN, formerly referred to as Nationwide Provident) producers and TBG Insurance Services Corporation (TBG Financial). The Company also distributes products through the agency distribution force of its ultimate parent, Nationwide Mutual Insurance Company (NMIC), or Nationwide agents.

The following table summarizes sales by distribution channel for the years ended December 31:

(in millions)	2004	2003	2002
Non-affiliated:
Independent broker/dealers	$2,791.4	$3,045.9	$3,326.3
Financial institutions	1,836.8	3,037.0	3,421.4
Wirehouse and regional firms	1,462.5	1,671.5	2,050.4
Pension plan administrators	404.3	513.4	709.6
Life insurance specialists	382.8	387.5	510.6
CPA channel	96.1	14.4	—

Total non-affiliated sales	6,973.9	8,669.7	10,018.3

Affiliated:
NRS	1,543.0	1,474.9	1,426.9
Nationwide agents	674.1	659.3	726.3
TBG Financial	184.2	160.9	146.9
NFN producers	138.8	145.4	98.9

Total affiliated sales	2,540.1	2,440.5	2,399.0

Total sales	$9,514.0	$11,110.2	$12,417.3

Sales through the independent broker/dealer channel in the year ended December 31, 2004 declined 8% compared to 2003 reflecting continued lower demand for variable annuities and an intentional reduction in fixed annuity production. The 8% decrease in sales in the independent broker/dealer channel in 2003 compared to 2002 reflects primarily lower demand for variable annuities and variable life insurance in light of depressed equity markets in early 2003.

Sales generated by financial institutions declined 40% to $1.84 billion in 2004 compared to 2003 primarily due to planned reductions in fixed annuity sales and the effects of changes made to the fixed option of variable annuity products. Sales generated by financial institutions declined 11% in 2003 as a result of efforts focused on pricing discipline and planned reduction in fixed annuity sales during the second half of 2003, while private sector pension plan and variable annuity sales were higher in 2003.

Sales generated by wirehouse and regional firms declined 13% in 2004 to $1.46 billion compared to $1.67 billion in 2003, due to lower sales of individual fixed and variable annuities and private sector retirement plans. Sales generated by wirehouse and regional firms decreased 18% in 2003 due to lower sales of individual annuity and private sector retirement plans.

As the Company’s private sector retirement plan business model continues to evolve, direct production through the pension plan administrators channel is expected to decline, as more new business opportunities are being created in conjunction or partnership with the independent broker/dealers, wirehouse and regional firms and financial institutions relationships. This was evidenced by the 21% and 28% declines in 2004 and 2003, respectively.

Sales generated by life insurance specialists decreased 1% in 2004 compared to 2003. The decline in sales during 2004 was driven largely by the slow growth in new corporate-owned life insurance (COLI) sales due to the unfavorable environment for COLI and executive deferred compensation programs affecting the creation of new plans and sales, partially offset by increased renewal premium from the funding of existing COLI cases. Increased renewal premium from COLI cases can be attributed to continued improvement in the market environment and increased participant deferrals in existing executive deferred compensation plans. Sales through this channel declined 24% in 2003 compared to 2002 due to the unfavorable environment for COLI and executive deferred compensation programs. The sluggish equity markets, the weak economy, unfavorable press regarding COLI and executive deferred compensation plans, and proposed legislation which could adversely impact the tax benefits of COLI all negatively impacted sales and new business opportunities.

Sales generated by the CPA channel increased significantly to $96.1 million in 2004 compared to $14.4 million in 2003. The increase was due to the reclassification of certain CPA channel sales, which prior to 2004 were reported with independent broker/dealer sales and were not reclassified to conform to the current year presentation.

Sales through NRS increased in both 2004 and 2003 by 5% and 3%, respectively. Increased rollover activity from existing participants’ previous employer sponsored plans into existing accounts, as recent pension reform legislation has expanded the portability of public sector plan assets.

Sales generated by Nationwide agents increased 2% in 2004 compared to 2003, due to an increase in individual variable annuity sales related to new products, partially offset by an intentional reduction in fixed annuity production. Sales declined 9% in 2003 compared to 2002, due to lower fixed annuity sales resulting from an intentional slow down in sales and commission reductions.

Sales through TBG Financial increased 14% in 2004 compared to 2003, due to higher renewal premiums from the funding of existing executive deferred compensation plans. Sales increased by 10% in 2003 compared to 2002, primarily due to the sale of a single large case, partially offset by a decline in sales due to the unfavorable environment for COLI and executive deferred compensation plans.

NFN sales decreased by 5% compared to 2003, as individual investment life sales continue to be adversely impacted by the consumer preference for fixed products. Sales increased significantly in 2003 primarily due to the acquisition that NFS closed on October 1, 2002.

Business Segments

During the second quarter of 2004, the Company reorganized its segment reporting structure and now reports four segments: Individual Investments, Retirement Plans, Individual Protection, and Corporate and Other. The Company has reclassified segment results for all prior periods presented to be consistent with the new reporting structure.

The following table summarizes pre-tax operating earnings (loss) by segment for the years ended December 31:

(in millions)	2004	2003	2002
Individual Investments	$220.0	$166.3	$(125.0)
Retirement Plans	125.3	122.5	136.1
Individual Protection	170.6	150.0	171.5
Corporate and Other	62.1	96.4	71.3

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

The following table summarizes selected financial data for the Company’s Individual Investments segment for the years ended December 31:

(in millions)	2004	2003	2002
Statements of Income Data
Revenues:
Policy charges	$503.7	$427.9	$456.5
Net investment income	824.8	807.9	668.5
Premiums on immediate annuities	87.6	89.7	69.8
Other	0.4	0.1	(0.1)

Total revenues	1,416.5	1,325.6	1,194.7

Benefits and expenses:
Interest credited to policyholder account values	573.5	602.5	505.9
Other benefits	115.0	137.4	99.6
Amortization of DAC	276.1	228.4	528.2
Other operating expenses	231.9	191.0	186.0

Total benefits and expenses	1,196.5	1,159.3	1,319.7

Pre-tax operating earnings (loss)	$220.0	$166.3	$(125.0)

Other Data
Sales:
Individual variable annuities	$3,843.5	$4,458.9	$4,302.2
Individual fixed annuities	780.2	1,694.0	2,518.1
In retirement	141.0	143.0	143.2
Advisory services program	181.0	25.7	—

Total sales	$4,945.7	$6,321.6	$6,963.5

Average account values:
General account	$14,585.9	$13,815.4	$10,163.8
Separate account	33,030.3	28,224.0	29,750.3
Advisory services program	99.1	7.8	—

Total average account values	$47,715.3	$42,047.2	$39,914.1

Account values as of period end:
Individual variable annuities	$39,770.8	$37,291.4	$30,611.4
Individual fixed annuities	7,837.2	7,607.4	6,383.1
In retirement	1,775.6	1,706.9	1,637.7
Advisory services program	195.9	26.6	—

Total account values	$49,579.5	$46,632.3	$38,632.2

GMDB – Net amount at risk, net of reinsurance	$296.5	$982.8
GMDB – Reserves, net of reinsurance	$23.6	$21.8
Pre-tax operating earnings to average account values	0.46%	0.40%	-0.31%

Pre-tax operating earnings totaled $220.0 million in 2004, up 32% compared to 2003 earnings of $166.3 million and a loss of $125.0 million in 2002. The higher earnings in 2004 were primarily driven by higher asset fees and interest spread income, somewhat offset by higher DAC amortization and other operating expenses. Excluding $328.3 million of accelerated DAC amortization, the lower 2003 earnings were primarily driven by lower policy charges and higher policy benefits primarily related to GMDB expenses, partially offset by an increase in interest spread income.

Policy charges totaled $503.7 million in 2004, up 18% from $427.9 million in 2003, which was down 6% from $456.5 million in 2002. The increase was due to higher variable asset fees as average separate account values increased and higher surrender charges.

Asset fees increased to $427.8 million in 2004, up 18% from $362.5 million in 2003, and totaled $373.3 million in 2002. Asset fees are calculated daily and charged as a percentage of separate account values. The fluctuations in asset fees were primarily due to changes in the market value of the investment options underlying the account values, which have followed the general trends of the equity markets. Average separate account values increased 17% to $33.03 billion for 2004 compared to $28.22 billion in 2003 following a 5% decrease in 2002.

Surrender fees increased by 12% to $60.6 million in 2004 compared to $54.1 million in 2003 and $60.4 million in 2002. The increase in 2004 primarily was due to the competitive market place, volatile equity markets and larger in force levels. The decrease in 2003 primarily was due to positive equity market returns in the period.

Premiums on immediate annuities decreased by 2% to $87.6 million in 2004, compared to $89.7 million in 2003 and $69.8 million in 2002. Despite a generally more competitive sales environment, an increase in interest rates in late second and early third quarter 2004 helped immediate annuity sales. The increase in 2003 reflects increased sales efforts and growth in the number of firms and distributors selling income products.

The 16% decrease in other benefits in 2004 compared to the prior year primarily reflects lower GMDB costs in 2004. GMDB exposure, as measured by the difference between the current contractual death benefit and account value, net of reinsurance, fell over 50% from the average levels experienced in 2003. Moderation in this exposure directly resulted in reduced benefit payments and lesser reserve provisions for future benefits. Gross GMDB death claims expense decreased significantly from $56.7 million in 2003 to $31.5 million in 2004. Reinsurance recoveries covered a greater proportion of actual claims during 2004 (84% versus 61%), due to favorable experience and the addition of a new reinsurance treaty in April. Benefit reserve expenses of $8.1 million in 2003 were affected by a $11.9 million strengthening, while 2004 reserves increased only $1.9 million. In contrast, strong equity performance in the fourth quarter of 2004, together with expanded hedging of GMDB benefits, led to hedge losses of $7.0 million in 2004 compared to $2.3 million in losses in 2003. Benefit expenses for guaranteed living benefits, including GMIB and GMAB, improved by $2.0 million in 2004. The Company’s reserves for all variable annuity guarantees, calculated in accordance with SOP 03-01 and SFAS 133, totaled $45.0 million and $26.1 million as of December 31, 2004 and 2003, respectively.

Other operating expenses were $231.9 million in 2004, an increase of 21% compared to 2003. The increase was driven by two primary factors. First, asset-based trail compensation increased due to growth in account values. Asset-based trail commissions increased by $16.3 million to $64.9 million in 2004 compared to $48.6 million in 2003. Trail commissions are paid to the Company’s producing firms and are based on the level of assets under management rather than on the new deposits made in that time period. Instead of paying a one-time amount at the point of sale, a smaller payment is made each year the business remains in force. In some cases, a combination of both types of compensation is paid. The second factor was increased expenses primarily related to advertising and promotion and employee compensation and benefits. Other operating expenses were $191.0 million in 2003, a slight increase over 2002. The increase reflects growth in the number of contracts in force, an increase in employee benefit, pension and insurance costs, partially offset by expense management efforts in response to the challenging equity markets and interest rate environments.

Interest spread income is comprised of net investment income, excluding capital charges, less interest credited to policyholder account values. Interest spread income can vary depending on crediting rates offered by the Company, performance of the investment portfolio, including the rate of prepayments, changes in market interest rates, the competitive environment and other factors.

Interest spread income grew 18% in 2004 to $273.4 million from $231.0 million a year ago, while growth was 16% during 2003 compared to 2002. The growth was driven by a $10.6 million increase in prepayment income on mortgage loans and bond call premiums in 2004, due to reductions in crediting rates over the last several quarters. Higher average general account values also contributed to the increase. These factors more than offset decreased customer allocations to the guaranteed fixed options of individual variable annuities. Allocations to the guaranteed fixed option related to new domestic individual variable annuity sales during 2004 totaled 22%, compared to 39% for 2003 and 43% for 2002.

The following table summarizes the interest spread on Individual Investments segment average general account values for the years ended December 31:

	2004	2003	2002
Net investment income	5.81%	6.03%	6.93%
Interest credited	3.93%	4.36%	4.98%

Interest spread on average general account values	1.88%	1.67%	1.95%

In addition to higher general account assets, interest spread margins widened during 2004 to 188 basis points compared to 167 basis points in 2003 and 195 basis points in 2002. Included in 2004 were 13 basis points, or $18.4 million, of prepayment income on mortgage loans and bond call premiums compared to 6 basis points, or $7.8 million, in 2003 and 7 basis points, or $6.8 million, in 2002. The higher interest rate environment relative to a year ago has eased the pressure on margins due to the interest rate floors contained in annuity contracts. Although interest spread income was higher, interest spread margins compressed to 167 basis points in 2003. A one year enhanced crediting rate special offered in the fourth quarter 2002 coupled with new crediting rates at or near contractual minimum rates and a jump in prepayments of higher yielding investments created pressure on interest spread on average general account values in 2003.

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

Sales totaled $4.95 billion during 2004, down 22% from $6.32 billion in 2003 and $6.96 billion in 2002. Variable annuity production declined by 14% to $3.84 billion in 2004 compared to 2003, with 22% of new domestic sales allocated to the guaranteed fixed options. Sales of variable annuities were $4.46 billion in 2003, up 4% compared to $4.30 billion in 2002. The sustained weakness in the equity markets in 2002 reduced demand for variable products and drove consumer interest in fixed products. Fixed annuity sales totaled $780.2 million in 2004, a 54% decrease from levels reported in 2003 and a 69% decrease form levels reported in 2002. Fixed annuity sales were $1.69 billion in 2003, down 33% compared to $2.52 billion in 2002. Declines in 2004 and 2003 were attributable to a sharp drop-off in sales of fixed annuities, the result of the actions described above, which are intended to reduce the level of new individual fixed annuity business due to the challenging interest rate environment.

Deposits in 2004 of $5.06 billion offset by withdrawals and surrenders totaling $5.44 billion generated net outflows of $386.9 million compared to net inflows of $1.64 billion achieved in 2003 and 1.98 billion in 2002.

The increase in the ratio of pre-tax operating earnings to average account values in 2004 compared to 2003 was primarily due to higher policy charges and interest spreads on average general account values and decreased variable annuity guaranteed benefit costs. The decrease in pre-tax operating earnings to average account values (excluding the accelerated DAC amortization) in 2003 compared to 2002 primarily was due to lower interest spread margins and increased GMDB costs.

The following table summarizes selected information about the Company’s deferred individual fixed annuities, including the fixed option of variable annuities, as of December, 31 2004:

	Ratchet		Reset
(in millions)	Account value	Wtd. avg. crediting rate	Account value	Wtd. avg. crediting rate
Minimum interest rate of 3.50% or greater	$—	N/A	$901.8	3.51%
Minimum interest rate of 3.00% to 3.49%	3,163.2	5.02%	6,456.5	3.11%
Minimum interest rate lower than 3.00%	873.1	3.12%	337.2	3.52%
MVA with no minimum interest rate guarantee	—	N/A	—	N/A

Total deferred individual fixed annuities	$4,036.3	4.61%	$7,695.5	3.17%

	Market value adjustment (MVA)		Total
(in millions)	Account value	Wtd. avg. crediting rate	Account value	Wtd. avg. crediting rate
Minimum interest rate of 3.50% or greater	$—	N/A	$901.8	3.51%
Minimum interest rate of 3.00% to 3.49%	—	N/A	9,619.7	3.74%
Minimum interest rate lower than 3.00%	—	N/A	1,210.3	3.23%
MVA with no minimum interest rate guarantee	1,175.6	3.27%	1,175.6	3.27%

Total deferred individual fixed annuities	$1,175.6	3.27%	$12,907.4	3.63%

Retirement Plans

The Retirement Plans segment is comprised of the Company’s private- and public-sector retirement plans business. This segment differs from the former Institutional Products segment because it no longer includes the results of the structured products and MTN businesses. The private sector includes IRC Section 401(k) business and the public sector includes IRC Section 457 and Section 401(a) business, both in the form of fixed and variable annuities. Retirement Plans sales do not include large case retirement plan acquisitions and Nationwide employee and agent benefit plans. However, the statements of income data in the following table does reflect this business.

The following table summarizes selected financial data for the Company’s Retirement Plans segment for the years ended December 31:

(in millions)	2004	2003	2002
Statements of Income Data
Revenues:
Policy charges	$157.0	$150.0	$169.8
Net investment income	627.9	640.2	648.5

Total revenues	784.9	790.2	818.3

Benefits and expenses:
Interest credited to policyholder account values	435.5	443.2	460.7
Amortization of DAC	39.6	45.6	53.7
Other operating expenses	184.5	178.9	167.8

Total benefits and expenses	659.6	667.7	682.2

Pre-tax operating earnings	$125.3	$122.5	$136.1

Other Data
Sales:
Private sector	$1,707.8	$2,066.0	$2,657.7
Public sector	1,514.2	1,442.4	1,375.6

Total sales	$3,222.0	$3,508.4	$4,033.3

Average account values:
General account	$9,773.8	$9,328.3	$9,303.2
Separate account	19,110.9	17,692.5	19,509.2

Total average account values	$28,884.7	$27,020.8	$28,812.4

Account values as of period end:
Private sector	$14,461.0	$14,992.8	$13,797.2
Public sector	14,889.2	13,916.9	12,065.1

Total account values	$29,350.2	$28,909.7	$25,862.3

Pre-tax operating earnings to average account values	0.43%	0.45%	0.47%

Pre-tax operating earnings increased 2% to $125.3 million in 2004 compared to $122.5 million in 2003 and $136.1 million in 2002. The increase in 2004 was due to higher policy charges and lower DAC amortization, partially offset by increased general operating expenses and lower interest spread income. The decline in 2003 from 2002 was due to lower policy charges and increased general operating expenses, slightly offset by higher interest spread income.

Asset fees increased 2% to $137.6 million in 2004 compared to $134.8 million in 2003. This increase was driven by 8% higher average separate account values compared to 2003, reflecting an improved equity market in 2004 and more than offsetting the shift in new business mix from group annuities to non-annuity products. Fluctuations in asset fees do not always vary with average seperate account values due to periodic re-pricing of various products. Asset fees declined 8% in 2003 compared to 2002 due to a 9% decrease in average separate account values due to the shift in product mix from annuities to administration-only products, coupled with a less favorable equity market environment.

Surrender charges increased significantly to $11.1 million in 2004 from $5.6 million in 2003 primarily due to a 4% increase in withdrawals and surrenders as a higher percentage of plans surrendered within the surrender charge period. In addition, the trend of conversions from group annuity contracts to trust contracts continued. The slight decrease in surrender charges in 2003 compared to 2002 was not a significant driver in the decline in policy charges in 2003 versus 2002.

Interest spread income is comprised of net investment income less interest credited to policyholder account values. Interest spreads vary depending on crediting rates offered by the Company, the performance of the investment portfolio, including the rate of prepayments, changes in market interest rates, the competitive environment and other factors.

Interest spread income was $4.6 million lower in 2004 compared to 2003, which was $9.2 million higher than 2002. The decrease in 2004 primarily was due to spread compression in both the public sector and private sector business associated with lower prepayment payment penalty income on mortgage loans and bond call premiums. The 2003 increase over 2002 was driven by significantly higher prepayment income.

The following table summarizes the interest spread on Retirement Plans segment average general account values for the years ended December 31:

	2004	2003	2002
Net investment income	6.42%	6.86%	6.97%
Interest credited	4.46%	4.75%	4.95%

Interest spread on average general account values	1.96%	2.11%	2.02%

Interest spread margins declined to 196 basis points in 2004 compared to 211 basis points in 2003 and 202 basis points in 2002. Included in 2004 were 18 basis points, or $17.7 million, of prepayment income on mortgage loans and bond call premiums compared to 22 basis points, or $20.1 million in 2003 and 11 basis points, or $10.2 million in 2002.

Other operating expenses increased 3% to $184.5 million for 2004 versus $178.9 million in 2003 and $167.8 million in 2002. The increase in both years reflected higher employee benefit and pension costs, investments in information technology to enhance the defined contribution record-keeping platform, and increases in marketing and advertising.

Sales decreased 8% in 2004, to $3.22 billion compared to $3.51 billion in 2003 and $4.03 billion in 2002. The decrease is discussed in detail below.

Private sector retirement plan sales decreased 17% to $1.71 billion in 2004 from $2.07 billion in 2003 and $2.66 billion in 2002. The decline in 2004 compared to 2003 and 2002 was due to the declining issuance of group annuity products in the private sector retirement plans business in favor of products on the Nationwide Trust Company, FSB (NTC) platform. The increased sales in 2003 reflect increased rollover activity from existing participants’ previous employer sponsored plans into existing accounts, as recent pension reform legislation implemented has expanded the portability of public plan assets and the addition of deposits into the newly acquired State of New York defined contribution plan.

Public sector retirement plan sales increased 5% to $1.51 billion for 2004 from $1.44 billion in 2003 and $1.38 billion in 2002. The increases in 2004 and 2003 reflects a combination of strong flows, primarily from existing plans, and increased rollover activity associated with pension reform legislation, which expanded the portability of public plan assets.

Deposits in 2004 of $3.56 billion offset by participant withdrawals and surrenders of $3.76 billion generated net outflows from participant activity of $197.0 million, down from $210.0 million of inflows in 2003 and down from $118.1 million of outflows in 2002. The decreases reflect the lower issuance of group annuity products in favor of products on the NTC platform as well as the affects of the conversion activity from insurance contacts to non-insurance contracts in NTC.

Individual Protection

The Individual Protection segment consists of investment life insurance products, including individual variable, COLI and BOLI products, traditional life insurance products and universal life insurance. This segment is unchanged from the former Life Insurance segment. Life insurance products provide a death benefit and generally allow the customer to build cash value on a tax-advantaged basis.

The following table summarizes selected financial data for the Company’s Individual Protection segment for the years ended December 31:

(in millions)	2004	2003	2002
Statements of Income Data
Revenues:
Policy charges	$364.6	$346.2	$347.2
Net investment income	327.2	324.3	328.6
Other	182.9	190.0	190.5

Total revenues	874.7	860.5	866.3

Benefits and expenses:
Life benefits and policyholder dividends	450.0	451.3	458.2
Amortization of DAC	94.4	101.9	88.2
Other operating expenses	159.7	157.3	148.4

Total benefits and expenses	704.1	710.5	694.8

Pre-tax operating earnings	$170.6	$150.0	$171.5

Other Data
Sales:
Corporate-owned life insurance	$564.5	$545.0	$657.5
The BEST of AMERICA variable life series	439.6	435.4	518.2
Traditional/universal life insurance	342.2	299.8	244.8

Total sales	$1,346.3	$1,280.2	$1,420.5

Policy reserves as of period end:
Corporate investment life insurance	$5,444.1	$4,401.5	$3,652.8
Individual investment life insurance	3,056.1	2,698.7	2,121.6
Traditional life insurance	2,114.9	2,046.4	1,937.1
Universal life insurance	982.7	886.0	830.5

Total policy reserves	$11,597.8	$10,032.6	$8,542.0

Insurance in force as of period end:
Individual investment life insurance	$36,503.3	$35,065.8	$33,536.9
Traditional life insurance	21,169.1	23,262.7	24,046.9
Corporate investment life insurance	10,904.1	9,263.3	8,387.1
Universal life insurance	8,324.1	8,250.0	7,804.2

Total insurance inforce	$76,900.6	$75,841.8	$73,775.1

Pre-tax operating earnings increased 14% to $170.6 million in 2004 compared to $150.0 million in 2003, which decreased 13% from $171.5 million in 2002. Excluding $6.8 million of accelerated DAC amortization in third quarter 2002, pre-tax operating earnings totaled $178.3 million in 2002. Improved results from investment life products, both individual and corporate-owned, drove the growth in 2004. The combination of higher policy charges and lower DAC amortization contributed to the earnings improvement. In 2003, higher general operating expenses and DAC amortization on COLI, primarily the result of the surrender of a single large case, drove the decline.

Policy charges increased to $364.6 million in 2004 compared to $346.2 million in 2003, which was a slight decrease from $347.2 million in 2002. Cost of insurance charges, which are assessed on the amount of insurance in force in excess of the related policyholder account value, increased 4% and 6% in 2004 and 2003, respectively. Growth in universal life and individual investment life products were the primary contributors to this improvement.

Net investment income increased to $327.2 million in 2004 compared to $324.3 million in 2003, which was a slight decrease from 2002. The increase in 2004 was due to growth in the universal life insurance business.

Amortization of DAC decreased $7.5 million, or 7%, in 2004 following an increase of $13.7 million, or 16%, in 2003. The implementation of DAC model enhancements, which provide a more refined calculation and more timely reflections of observed trends in the underlying assumptions, reduced amortization in the investment life business by $8.5 million in 2004. However, DAC amortization increased in the fixed life business, consistent with higher earnings. Excluding the $6.8 million accelerated DAC amortization in third quarter 2002, DAC amortization increased $20.5 million in 2003. This increase primarily was due to the surrender of a large COLI case. In addition, during 2003 mortality experience was more favorable than expected, and estimated gross profits on the in force variable business increased.

Other operating expenses were $159.7 million in 2004, up 2% from 2003, which were up 6% from 2002. The increases in operating expenses primarily were driven by higher compensation and employee benefits expenses.

Sales in 2004 increased 5% to $1.35 billion compared to $1.28 billion in 2003. Continued strength in sales of traditional/universal life insurance and COLI products drove the improvement. Traditional/universal life sales of $342.2 million increased 14% from 2003, driven by a re-tooled universal life insurance product portfolio and expanding distribution relationships in the non-affiliated distribution channels. COLI sales of $564.5 million increased 4% compared to a year ago. This increase was driven by higher renewal premium from the funding of existing COLI cases due to continued improvement in the equity market environment and increased participant deferrals in existing executive deferred compensation plans. Slow growth in new COLI sales, due to the unfavorable environment for COLI and executive deferred compensation programs affecting the creation of new plans and sales, partially offset the overall increase. Sales in 2003 declined 10% from $1.42 billion in 2002. Variable life sales declined 16% from 2002 as individual variable life production was negatively impacted by sluggish equity markets, concern over the potential for adverse tax legislation and consumer preference for fixed products. COLI sales in 2003 declined 17% from the prior year due to the unfavorable environment for COLI and executive deferred compensation programs.

Corporate and Other

The Corporate and Other segment includes certain structured products business, the MTN program, net investment income not allocated to product segments, periodic net coupon settlements on non-qualifying derivatives, unallocated expenses, interest expense on debt, revenue and expenses of the Company’s non-insurance subsidiaries not reported in other segments, and realized gains and losses related to securitizations. This segment differs from the former Corporate segment as it now includes results from the structured products and MTN businesses, but no longer includes results from the advisory services program.

The following table summarizes selected financial data for the Company’s Corporate and Other segment for the years ended December 31:

(in millions)	2004	2003	2002
Statements of Income Data
Operating revenues	$236.4	$229.1	$204.9
Interest expense on debt, primarily with NFS	(59.3)	(48.4)	(36.0)
Other operating expenses	(115.0)	(84.3)	(97.6)

Pre-tax operating earnings	62.1	96.4	71.3

Net realized losses on investments, hedging instruments and hedged items[1]	(43.0)	(100.8)	(84.4)

Loss from continuing operations before federal income taxes	$19.1	$(4.4)	$(13.1)

Other Data
Account values as of period end — Funding agreements backing medium-term notes	$4,401.6	$4,606.3	$4,273.6

[1]	Excluding periodic net coupon settlements on non-qualifying derivatives.

Pre-tax operating earnings decreased 36% in 2004 compared to 2003. The decrease was primarily attributable to an increase in general expenses related to advertising and promotion and employee compensation and benefits, partially offset by other income from structured products activity and higher interest spread income. Pre-tax earnings increased 35% in 2003 compared to 2002 primarily due to higher interest spread income due to income earned on the proceeds from the $200.0 million capital contribution from NFS in February 2003.

Interest expense on debt increased 23% in 2004 compared to 2003 due to the issuance of a $100.0 million surplus note to NFS in December 2003, increased utilization of commercial paper in 2004 and 2003, and interest on short-term borrowings related to a consolidated variable interest entity during 2004. The 34% increase in interest expense in 2003 compared to 2002 was due to the $300.0 million surplus note issued to NFS in June 2002 and the increased utilization of commercial paper during 2003.

Net realized losses on investments, hedging instruments and hedged items excluding periodic net coupon settlements on non-qualifying derivatives totaled $43.0 million, $100.8 million and $84.4 million in 2004, 2003 and 2002, respectively, and included other-than-temporary impairments of $90.6 million, $156.5 million and $120.3 million in 2004, 2003 and 2002, respectively. Realized gains on sales, net of hedging losses were driven by an improving market and credit environment. Realized losses on sales, net of hedging gains were lessened by the impact of market pricing and portfolio alignment. Other-than-temporary and other investment impairments were positively impacted by the improving credit environment. During the third quarter 2003, the Company refined the calculation of its mortgage loan valuation allowance by incorporating more detailed information. As a result, the valuation allowance was reduced by $12.1 million.

The following table summarizes net realized losses on investments, hedging instruments and hedged items from continuing operations by source for the years ended December 31:

(in millions)	2004	2003	2002
Realized gains on sales, net of hedging losses:
Fixed maturity securities available-for-sale	$57.5	$98.5	$42.0
Hedging losses on fixed maturity sales	(15.2)	(42.4)	(36.2)
Equity securities available-for-sale	4.0	5.5	—
Real estate	3.7	4.2	14.0
Mortgage loans on real estate	10.7	3.0	3.2
Mortgage loan hedging losses	(4.0)	(2.4)	(1.2)
Other	8.3	—	0.1

Total realized gains on sales	65.0	66.4	21.9

Realized losses on sales, net of hedging gains:
Fixed maturity securities available-for-sale	(7.8)	(27.2)	(15.7)
Hedging gains on fixed maturity sales	3.7	9.2	10.7
Equity securities available-for-sale	(0.9)	(0.4)	(0.9)
Real estate	(1.2)	(0.3)	(3.0)
Mortgage loans on real estate	(6.8)	(5.0)	(3.3)
Mortgage loan hedging gains	2.2	0.5	0.9
Other	(1.9)	(2.0)	(1.0)

Total realized losses on sales	(12.7)	(25.2)	(12.3)

Other-than-temporary and other investment impairments:
Fixed maturity securities available-for-sale	(79.7)	(159.4)	(111.6)
Equity securities available-for-sale	(0.6)	(8.0)	—
Real estate	(3.2)	(0.8)	(2.4)
Mortgage loans on real estate, including valuation allowance adjustment	(7.1)	11.7	(6.3)

Total other-than-temporary and other investment impairments	(90.6)	(156.5)	(120.3)

Credit default swaps	0.3	13.3	(6.4)
Periodic net coupon settlements on non-qualifying derivatives	6.6	15.6	8.9
Other derivatives	(5.0)	1.2	9.5

Total unrelated parties	(36.4)	(85.2)	(98.7)
Gain on sale of limited partnership - related parties	—	—	23.2

Net realized losses on investments, hedging instruments and hedged items	$(36.4)	$(85.2)	$(75.5)

The Company has a comprehensive portfolio monitoring process for fixed maturity and equity securities to identify and evaluate the necessity of recording impairment losses for other-than-temporary declines in the fair value of investments. See “Impairment Losses on Investments” in the “Critical Accounting Policies and Recently Issued Accounting Standards” section of Part II, Item 7 – Management’s Narrative Analysis of the Results of Operations (MD&A) of this report for a complete discussion of this process.

The following table summarizes for the year ended December 31, 2004 the Company’s largest aggregate losses on sales and write-downs by issuer (including affiliates), the related circumstances giving rise to the losses and the circumstances that may have affected other material investments held:

				December 31, 2004
(in millions)	Fair value at sale (proceeds)	YTD loss on sale	YTD write-downs	Holdings[1]	Net unrealized gain
A major U.S. airline. A write-down of holdings of this issuer was completed during the third quarter. No additional impairments on these holdings are necessary at this time.	$24.3	$(0.8)	$(15.0)	$32.4	$4.5

An Australian-based gold and advanced minerals mining company. The company unexpectedly went into receivership in the third quarter of 2004. A sale was entered into and will settle in 2005. The expected loss on disposal is included in “write-downs” in the table.	—	—	(8.3)	9.4	—

Specialty finance company for healthcare providers. Second quarter 2004 analysis indicated that the underlying collateral had deteriorated and expected cash flows had experienced an adverse change. An impairment loss was taken in the second quarter with the security recorded at fair value. Exposure was reduced through sales in the third quarter. Sales with realized gains are not included in this table. Expected cash flows and fair values of the remaining holdings are being monitored. No additional impairments on these holdings are necessary at this time.	1.0	—	(5.9)	3.1	0.7

United Kingdom-based manufacturer, primarily of buses. Impaired during the first quarter of 2004 and subsequently sold during the second quarter of 2004.	1.3	(0.2)	(5.8)	—	—

A structured asset-backed security with home-equity loans as the underlying collateral. Expected cash flows and fair value deteriorated during the second quarter of 2004 and an impairment loss was taken to reduce holding to fair value. Expected cash flows and fair values of the remaining holding are being monitored. No additional impairments are necessary at this time.	—	—	(5.0)	5.0	1.0

Asset-backed structure issued in 2000 which includes credit default swaps. A write-down and sale of a portion of the holdings of this issuer was taken during the second quarter of 2004. Expected cash flows and fair value of the remaining holding are being monitored. No additional impairments on these holdings are necessary at this time.	4.8	—	(4.3)	5.7	0.5

A collateralized debt obligation. The write-down to fair value was recognized consistent with the Company’s intent to sell before recovery.	—	—	(4.1)	9.9	—

A collateralized debt obligation. A write-down to fair value was taken consistent with the application of the applicable accounting literature due to an adverse change in expected cash flows of the security. During third quarter of 2004, a gain on sale of $2.4 (not shown in the table) was recognized upon final disposition of the security.	—	—	(3.0)	—	—

A major U.S. airline. A write-down and sale of certain holdings of this issuer was completed during the third quarter of 2004. No additional impairments on these holdings are necessary at this time.	18.2	(0.7)	(2.9)	33.5	1.4

A leading dairy products producer. The company is in bankruptcy. A write-down to fair value was completed during the third quarter. Further decline in the fourth quarter prompted a decision to sell and an additional impairment was recorded.	—	—	(2.9)	2.1	—

Asset-backed structure issued in 1998 to purchase and own a portfolio of aircraft. A sale of the entire position was realized as an impairment loss during the third quarter of 2004.	3.4	—	(2.7)	—	—

A company that sells, leases and rents general purpose electronic test equipment to the U.S. and Western Europe. Due to payment defaults by the company, a write-down to fair value was completed during the fourth quarter of 2004.	—	—	(2.3)	2.3	—

A leading provider of specialty information services to life, health and disability insurance industries. Due to several concerns regarding the company’s operations, including its ability to service its long-term debt, an impairment loss was taken in the third quarter and the security recorded at fair value. Entire holding sold for book value in the fourth quarter of 2004.	3.0	—	(2.0)	—	—

A provider of communications integrated circuits to the telecommunications industry. A sale of the company is being negotiated for first quarter 2005. Due to a lower than anticipated sales price estimate, an impairment loss was taken in the fourth quarter of 2004, and the security recorded at fair value.	—	—	(2.0)	4.1	—

A collateralized debt obligation. A sale of the entire position was completed during fourth quarter 2004 with the loss recorded as an impairment loss.	5.3	—	(1.8)	—	—

Total	$61.3	$(1.7)	$(68.0)	$107.5	$8.1

[1]	Holdings represent amortized cost of fixed maturity securities and cost of equity securities as of the date indicated.

No other issuer had aggregate losses on sales and write-downs greater than 2.0% of the Company’s total gross losses on sales and write-downs on fixed maturity and equity securities.

Related Party Transactions

In the normal course of business, the Company has entered into a number of related party transactions. Descriptions of these transactions are provided in Note 16 to the consolidated financial statements included in the F pages of this report and are incorporated herein by reference.

Contractual Obligations and Commitments

The following table summarizes the Company’s contractual obligations and commitments as of December 31, 2004 expected to be paid in the periods presented. Payment amounts reflect the Company’s estimate of undiscounted cash flows related to these obligations and commitments. Balance sheet amounts were determined in accordance with GAAP and in many cases differ significantly from the summation of undiscounted cash flows. The most significant difference relates to future policy benefits related to life and health insurance which include discounting.

	Payments due by period					Amount Per balance sheet
(in millions)	Less than 1 year	1-3 years	3-5 years	More than 5 years	Total
Debt[1]:
Short-term	$219.7	$—	$—	$—	$219.7	$215.0
Long-term, payable to NFS	53.7	107.4	107.4	1,907.1	2,175.6	700.0

Subtotal	273.4	107.4	107.4	1,907.1	2,395.3	915.0

Purchase and lending commitments:
Fixed maturity securities[2]	68.1	—	—	—	68.1	—
Commercial mortgage loans[2]	197.7	38.5	1.5	6.0	243.7	—
Limited partnerships[3]	70.1	—	—	—	70.1	—

Subtotal	335.9	38.5	1.5	6.0	381.9	—

Future policy benefits and claims[4]:
Fixed annuities and fixed option of variable annuities[5]	1,589.0	3,796.0	2,641.0	7,411.0	15,437.0	13,793.0
Life and health insurance[5]	754.0	794.0	817.0	9,916.0	12,281.0	5,744.0
Single premium immediate annuities[6]	212.0	395.0	352.0	2,598.0	3,557.0	1,708.0
Group pension deferred fixed annuities[7]	1,338.0	2,253.0	1,712.0	8,268.0	13,571.0	10,140.0
Funding agreements backing MTNs[2,8]	1,758.0	2,962.0	276.0	303.0	5,299.0	4,998.1

Subtotal	5,597.0	10,101.0	5,691.0	27,416.0	48,805.0	36,383.1

Cash and securities collateral[9]:
Cash collateral on securities lending	874.2	—	—	—	874.2	874.2
Cash collateral on derivative transactions	415.7	—	—	—	415.7	415.7
Securities collateral on securities lending	191.8	—	—	—	191.8	191.8
Securities collateral on derivative transactions	222.5	—	—	—	222.5	222.5

Subtotal	1,704.2	—	—	—	1,704.2	1,704.2

Total	$7,910.5	$10,246.9	$5,799.9	$29,329.1	$53,286.4	$39,002.3

[1]

No contractual provisions exist that could create, increase or accelerate those obligations presented. The amount presented includes contractual principal payments and interest based on rates in effect at December 31, 2004.

[2]	No contractual provisions exist that could create, accelerate or materially increase those obligations presented.

[3]

Primarily related to investments in low-income-housing tax credit partnerships. Call dates for the obligations presented are either date or event specific. The date specific requirement mandates the Company fund a specified amount on a stated date provided there are no defaults under the agreement. The event specific requirement is such that the Company is obligated to fund a specified amount of its capital commitment when a property becomes fully stabilized. The ultimate call date of these commitments may extend beyond one year but have been reflected in payments due in less than one year due to the call features. The Company’s capital typically is called within one to four years, depending on when the events contemplated in the documents transpire.

[4]

A significant portion of policy contract benefits to be paid do not have stated contractual maturity dates and may not result in any ultimate payment obligation. Amounts reported herein represent estimated undiscounted cash flows out of the Company’s general account related to death, surrender, annuity and other benefit payments under policy contracts in force at December 31, 2004. Separate account payments are not reflected herein due to the matched nature of these obligations and the fact that the contract owners maintain the investment risk of such deposits. Estimated payment amounts reported herein were developed based on review of historical results experienced by the Company and the related contractual provisions. Significant assumptions incorporated in the reported amounts include: future policy lapse rates (including the impact of customer decisions to make future premium payments to keep the related policies in force), coverage levels remaining unchanged from those provided under contracts in force at December 31, 2004, future interest crediting rates, and the estimated timing of payments. Actual amounts will vary, potentially in a significant manner, from the amounts indicated due to deviations between assumptions and actual results and the addition of new business in future periods.

[5]

Contractual provisions exist which could adjust the amount and/or timing of those obligations reported. Key assumptions related to payments due by period include customer lapse rates (including timing of death) and future interest crediting level. Assumptions for future interest crediting levels have been made based on processes consistent with the Company’s past practices, which is at the discretion of the Company, subject to guaranteed minimum crediting rates in many cases and/or subject to contractually obligated increases for specified periods of time. Many of the contracts with potentially accelerated timing of payments are subject to surrender charges which are generally calculated as a percentage of deposits made and are assessed at declining rates during the first seven years after a deposit is made. Amounts disclosed herein include an estimate of those accelerated payments, net of applicable surrender charges. See Note 2 (g) to the consolidated financial statements included in the F pages of this report for a description of the Company’s method for establishing life and annuity reserves in accordance with GAAP. Health reserves represent less than $0.5 million of the amounts reflected in the table and are reflected in the less than one-year column.

[6]

Certain assumptions have been made about retirement patterns in the amounts reported. Actual retirements may differ significantly from those projected and may result in early withdrawal of contract funds, which could cause the timing of the obligations reported to vary significantly. In addition, contractual surrender provisions exist on an immaterial portion of these contracts that could decrease and/or accelerate those obligations presented. Most of the contracts with potentially accelerated timing of payments are subject to surrender charges which are generally calculated as a percentage of deposits made and are assessed at declining rates during the first seven years after a deposit is made. Amounts disclosed herein include an estimate of those accelerated payments, net of applicable surrender charges. Furthermore, in developing the estimates of payments due by period, the Company followed the process for determining future interest crediting rates as described in note 5 above.

[7]

Contractual provisions exist that could increase those obligations presented. In developing the estimates of payments due by period, the Company followed the process for determining future interest crediting rates as described in note 5 above.

[8]

See the “Off-Balance Sheet Transactions” section of MD&A for a detailed discussion of the Company’s MTN program. The amounts presented include contractual principal and interest based on rates in effect at December 31, 2004.

[9]

Since the timing of the return of collateral is uncertain, these obligations have been reflected in payments due in less than one year. See the “Off-Balance Sheet Transactions” section of MD&A for a detailed discussion of the impact of collateral on the Company’s balance sheets.

Estimated future cash flows related to an immaterial amount of group accident and health insurance reserves have not been reflected in the table above due to significant uncertainty about the amount and timing of such cash flows.

In addition, the Company makes discretionary pension plan and other postretirement benefit plan contributions. See Note 15 to the consolidated financial statements included in the F pages of this report for a detailed discussion of plan contributions.

Off-Balance Sheet Transactions

Under the MTN program, NLIC issues funding agreements to an unconsolidated third party trust to secure notes issued to investors by the trust. The funding agreements rank pari passu with all other insurance claims of the issuing company in the event of liquidation and should be treated as “annuities” under applicable Ohio insurance law. Therefore, the funding agreement obligations are classified as a component of future policy benefits and claims on the consolidated balance sheets. Because the Company is not the primary beneficiary of, and has no ownership interest in, or control over, the third party trust that issues the MTNs, the Company does not include the trust in its consolidated financial statements. Since the notes issued by the trust have a secured interest in the funding agreements issued by the Company, Moody’s Investors Service Inc. and Standard & Poor’s Ratings Services assign the same ratings to the notes and the insurance financial strength of the Company.

As of December 31, 2004 and 2003, the Company had received $874.2 million and $976.6 million, respectively, of cash collateral on securities lending and $415.7 million and $544.5 million, respectively, of cash for derivative collateral. As of December 31, 2004, the Company had received $191.8 million of non-cash collateral on securities lending. Both the cash and non-cash collateral amounts are included in short-term investments with a corresponding liability recorded in other liabilities. As of December 31, 2004 and 2003, the Company had loaned securities with a fair value of $1.04 billion and 958.1 million, respectively. The Company also held $222.5 million and $163.0 million of securities as off-balance sheet collateral on derivative transactions as of December 31, 2004 and 2003, respectively.

ITEM 7A Quantitative and Qualitative Disclosures About Market Risk

Market Risk Sensitive Financial Instruments

The Company is subject to potential fluctuations in earnings and the fair value of certain of its assets and liabilities, as well as variations in expected cash flows due to changes in market interest rates and equity prices. The following discussion focuses on specific interest rate and equity price risks to which the Company is exposed and describes strategies used to manage these risks. The discussion is limited to financial instruments subject to market risks and is not intended to be a complete discussion of all of the risks to which the Company is exposed.

Interest Rate Risk

Fluctuations in interest rates can impact the Company’s earnings, cash flows and the fair value of its assets and liabilities. In a declining interest rate environment, the Company may be required to reinvest the proceeds from maturing and prepaying investments at rates lower than the overall yield of the portfolio, which could reduce future interest spread income. In addition, minimum guaranteed crediting rates (ranging from 1.5% to 3.5% for a majority of the individual annuity contracts in force) on certain individual annuity contracts could prevent the Company from lowering its interest crediting rates to levels commensurate with prevailing market interest rates, resulting in a reduction to the Company’s interest spread income in the event market interest rates remain at, or decline further from December 31, 2004 levels. The average crediting rate of fixed annuity products during 2004 was 3.93% and 4.46% for the Individual Investments and Retirement Plans segments, respectively, well in excess of the guaranteed rates.

The Company mitigates this risk by managing the maturity and interest-rate sensitivities of the assets to be consistent with those of the liabilities. During 2003, in response to the low interest rate environment, the Company reduced commissions on fixed annuity sales, launched new products with new guaranteed rates, discontinued the sale of its leading annual reset fixed annuities and implemented limits on variable annuity allocations to the guaranteed fixed option. In addition, the Company adheres to a strict discipline of setting interest crediting rates on new business at levels adequate to provide returns consistent with management expectations.

Conversely, a rising interest rate environment could result in a reduction of interest spread income or an increase in policyholder surrenders. Existing general account investments supporting annuity liabilities had a weighted average maturity of approximately 5.1 years as of December 31, 2004 and therefore, the change in yield of the portfolio will lag changes in market interest rates. This lag increases if the rate of prepayments of securities slows. To the extent the Company sets renewal rates based on current market rates, this will result in reduced interest spreads. Alternatively, if the Company sets renewal crediting rates while attempting to maintain a desired spread from the portfolio yield, the rates offered by the Company may be less than new money rates offered by competitors. This difference could result in an increase in surrender activity by policyholders. If the Company was unable to fund surrenders with its cash flow from operations, the Company might need to sell assets, which likely would have declined in value due to the increase in interest rates. The Company mitigates this risk by offering products that assess surrender charges and/or market value adjustments at the time of surrender, and by managing the maturity and interest-rate sensitivities of the assets to approximate those of the liabilities.

Asset/Liability Management Strategies to Manage Interest Rate Risk

The Company employs an asset/liability management approach tailored to the specific requirements of each of its products. Each line of business has an investment policy based on its specific characteristics. The policy establishes asset maturity and duration, quality and other relevant guidelines.

An underlying pool or pools of investments, including combinations of common and dedicated asset pools, supports each general account line of business. The common asset pools are generally maintained on the basis of the desired maturity characteristics of the assets used (e.g. 4 to 7 years average weighted life). The various lines of business are given “ownership” percentages of assets acquired by the pools depending on their contribution to the amounts purchased in the pools, in a manner analogous to investment year allocations. This methodology is sometimes referred to as synthetic segmentation. Additionally, dedicated pools of assets have been created for certain liabilities or groups of liabilities within most lines. These pools consist of whole assets purchased specifically for the underlying line of business. In general, assets placed in any given portfolio remain there until they mature (or are called), but active management of specific securities, sectors, and several top down risks may result in portfolio turnover.

Investment strategies are executed by dedicated investment professionals based on the guidance established for the various pools. To assist them in this regard, they receive periodic projections of investment needs from each line’s management team. Line of business management teams, investment portfolio managers and finance professionals periodically evaluate how well assets purchased and the underlying portfolio match the underlying liabilities for each line. Strategy adjustments are made when needed.

Using this information, in conjunction with each line’s investment strategy, actual asset purchases or commitments are made. In addition, plans for future asset purchases are formulated when appropriate. This process is repeated frequently enough so that invested assets for each line match its investment needs as closely as possible. The primary objectives are to ensure that each line’s liabilities are invested in accordance with its investment strategy and that over or under investment is minimized.

As part of this process, the investment portfolio managers provide each line’s actuaries with forecasts of anticipated rates that the line’s future investments are expected to produce. This information, in combination with yields attributable to the line’s current investments and its investment “rollovers,” gives the line actuaries data to use in computing and declaring interest crediting rates for their lines of business.

There are two approaches to developing investment policies:

•

For liabilities where cash flows are not interest sensitive and the credited rate is fixed (e.g. immediate annuities), the Company manages risk with a combination cash matching/duration matching strategy. Duration is a measure of the sensitivity of price to changes in interest rates. For a rate movement of 100 basis points the fair value of liabilities with a duration of 5 years would change by approximately 5%. For this type of liability, the Company generally targets an asset/liability duration mismatch of -0.25 to +0.50 years. In addition, the Company attempts to minimize asset and liability cash flow mismatches, especially over the first five years. However, the desired degree of cash matching is balanced against the cost of cash matching.

•

For liabilities where the Company has the right to modify the credited rate and policyholders also have options, the Company’s risk management process includes modeling both the assets and liabilities over multiple stochastic scenarios. The Company considers a range of potential policyholder behavior as well as the specific liability crediting strategy. This analysis, combined with appropriate risk tolerances, drive the Company’s investment policy.

Use of Derivatives to Manage Interest Rate Risk

The Company is exposed to changes in the fair value of fixed rate investments (i.e. certain fixed-rate commercial mortgage loans and fixed-rate corporate bonds) due to changes in interest rates. To manage this risk, the Company enters into various types of derivative instruments to minimize fluctuations in fair values resulting from changes in interest rates. The Company principally uses interest rate swaps to manage this risk.

Under interest rate swaps, the Company receives variable interest rate payments and makes fixed rate payments. The fair value of the interest rate swaps will increase/decrease as interest rates increase/decrease, which will offset the changes in the fair value of the hedged fixed-rate investment (which will decrease/increase as interest rates increase/decrease).

With short Euro futures, if interest rates increase/decrease, the gains/losses on the futures will offset the changes in the fair value of the hedged fixed-rate investment (which will decrease/increase as interest rates increase/decrease).

As a result of entering into commercial mortgage loan and private placement commitments, the Company is exposed to changes in the fair value of the commitment due to changes in interest rates during the commitment period. To manage this risk, the Company enters into short U.S. Treasury futures.

With short U.S. Treasury futures, if interest rates rise (fall), the gains (losses) on the futures will offset the change in fair value of the commitment.

Floating rate investments (i.e. commercial mortgage loans and corporate bonds) expose the Company to fluctuations in cash flow and investment income due to changes in interest rates. To manage this risk, the Company enters into receive fixed, pay variable over-the-counter interest rate swaps or long Euro futures strips.

In using interest rate swaps, the Company receives fixed interest rate payments and makes variable interest rate payments. As the variable interest payments made on the interest rate swaps will offset the variable interest payments received on the floating rate investments, the Company’s net cash flow equals the fixed payments received on the interest rate swap.

With long Euro futures, if interest rates increase/decrease, the losses/gains on the futures offset the decrease/increase in the variable rate income on the investments.

The Company manages interest rate risk at the segment level. Different segments may simultaneously hedge interest rate risks associated with owning fixed and variable rate investments considering the risk relevant to a particular segment.

Foreign Currency Risk Management

In conjunction with the Company’s MTN program, the Company periodically issues both fixed and variable rate liabilities denominated in foreign currencies. As a result, the Company is exposed to changes in fair value of the liabilities due to changes in foreign currency exchange rates and interest rates. To manage these risks, the Company enters into cross-currency swaps to convert these liabilities to a U.S. dollar rate.

For a fixed rate liability, the cross-currency interest rate swap is structured to receive a fixed rate, in the foreign currency, and pay a variable U.S. dollar rate, generally 3-month U.S. LIBOR. For a variable rate foreign liability, the cross-currency interest rate swap is structured to receive a variable rate, in the foreign currency, and pay a variable U.S. dollar rate, generally 3-month U.S. LIBOR.

The Company is exposed to changes in fair value of fixed rate investments denominated in a foreign currency due to changes in foreign currency exchange rates and interest rates. To manage this risk, the Company uses cross-currency interest rate hedges to swap these asset characteristics to variable U.S. dollar rate instruments. Cross-currency interest rate swaps on assets are structured to pay a fixed rate, in the foreign currency, and receive a variable U.S. dollar rate, generally 3-month U.S. LIBOR.

Cross-currency interest rate swaps in place against each foreign currency obligation or investment hedge the Company against adverse currency movements with respect to both period interest payments and principal repayment.

Characteristics of Interest Rate Sensitive Financial Instruments

The table below provides information about the Company’s financial instruments as of December 31, 2004 that are sensitive to changes in interest rates. Insurance contracts that subject the Company to significant mortality risk, including life insurance contracts and life-contingent immediate annuities, do not meet the definition of a financial instrument and are not included in the table.

	Estimated year of maturities/repayments							2004 Fair Value	2003 Fair Value
(in millions)	2005	2006	2007	2008	2009	There- after	Total
Assets
Fixed maturity securities:
Corporate bonds:
Principal	$1,842.5	$2,762.2	$2,076.6	$1,698.0	$1,475.9	$6,970.4	$16,825.6	$17,566.9	$17,375.5
Weighted average interest rate	7.61%	8.26%	8.28%	5.67%	6.67%	6.18%	6.93%
Mortgage and other asset- backed securities:
Principal	$1,193.4	$1,134.2	$1,121.5	$975.1	$722.5	$3,265.9	$8,412.6	$8,517.2	$8,253.3
Weighted average interest rate	5.61%	5.30%	5.19%	4.65%	5.40%	5.40%	6.02%
Other fixed maturity securities:
Principal	$36.4	$129.5	$39.1	$75.5	$113.7	$1,076.3	$1,470.5	$1,567.9	$1,318.0
Weighted average interest rate	5.22%	4.49%	5.35%	4.81%	5.33%	5.91%	5.65%
Mortgage loans on real estate:
Principal	$432.6	$578.4	$652.6	$621.6	$593.8	$5,685.8	$8,564.8	$8,942.7	$8,830.0
Weighted average interest rate	7.03%	6.47%	5.53%	5.32%	5.55%	6.21%	6.36%

Liabilities
Individual deferred fixed annuities:
Principal	$1,722.8	$2,083.3	$1,953.5	$1,408.6	$1,115.1	$5,347.2	$13,630.5	$12,247.6	$12,946.1
Weighted average crediting rate	3.58%	3.36%	3.09%	3.03%	3.06%	3.08%	3.17%
Group pension deferred fixed annuities:
Principal	$1,436.7	$1,221.2	$996.1	$849.2	$726.4	$4,910.3	$10,139.9	$9,814.4	$9,287.4
Weighted average crediting rate	3.98%	3.84%	3.74%	3.63%	3.57%	3.53%	3.66%
Funding agreements backing MTNs:
Principal	$1,627.1	$1,204.1	$1,623.3	$255.0	$—	$289.5	$4,999.0	$4,401.6	$4,606.3
Weighted average crediting rate	3.13%	3.39%	3.17%	3.26%	—	3.27%	3.22%
Immediate annuities:
Principal	$215.1	$191.7	$167.3	$146.3	$127.7	$859.3	$1,707.4	$407.0	$400.0
Weighted average crediting rate	6.93%	6.96%	6.99%	7.02%	7.05%	7.09%	7.04%
Short-term debt:
Principal	$215.0	$—	$—	$—	$—	$—	$215.0	$215.0	$199.8
Weighted average interest rate	2.19%	—	—	—	—	—	2.19%
Long-term debt:
Principal	$—	$—	$—	$—	$—	$700.0	$700.0	$743.9	$803.7
Weighted average interest rate	—	—	—	—	—	7.67%	7.67%

	Estimated year of maturities/repayments							2004 Fair Value	2003 Fair Value
(in millions)	2005	2006	2007	2008	2009	There- after	Total
Derivative Financial Instruments
Interest rate swaps:
Pay fixed/receive variable:
Notional value	$227.4	$447.1	$563.3	$217.1	$180.3	$684.0	$2,319.2	$(167.5)	$(200.4)
Weighted average pay rate	4.58%	4.71%	4.37%	4.32%	4.61%	5.18%	4.71%
Weighted average receive rate[1]	1.79%	1.81%	1.83%	1.80%	1.84%	1.98%	1.86%
Pay fixed/receive variable, forward starting:
Notional value	$—	$—	$—	$—	$—	$131.4	$131.4	$(1.2)	$—
Weighted average pay rate[1]	—	—	—	—	—	4.70%	4.70%
Weighted average receive rate	—	—	—	—	—	2.56%	2.56%
Pay variable/receive fixed:
Notional value	$575.8	$577.7	$341.5	$260.8	$—	$53.6	$1,809.4	$585.5	$640.6
Weighted average pay rate	2.19%	2.18%	1.97%	2.13%	—	2.23%	2.14%
Weighted average receive rate	4.38%	4.19%	4.19%	4.98%	—	5.78%	4.41%
Pay variable/receive fixed, forward starting:
Notional value	$—	$—	$—	$—	$—	$17.6	$17.6	$—	$—
Weighted average pay rate[1]	—	—	—	—	—	2.56%	2.56%
Weighted average receive rate	—	—	—	—	—	5.17%	5.17%
Pay variable/receive variable:
Notional value	$760.1	$102.6	$—	$—	$—	$—	$862.7	$93.5	$99.6
Weighted average pay rate[1]	2.04%	2.20%	—	—	—	—	2.06%
Weighted average receive rate[1]	1.68%	4.39%	—	—	—	—	2.00%
Pay fixed/receive fixed:
Notional value	$27.1	$26.8	$44.0	$16.8	$64.1	$130.1	$308.9	$(87.4)	$(49.4)
Weighted average pay rate	3.36%	5.65%	5.97%	5.83%	5.73%	5.24%	5.35%
Weighted average receive rate	4.71%	3.27%	3.41%	4.04%	4.16%	4.89%	4.32%
Convertible asset swap:
Notional value	$10.0	$15.0	$18.9	$—	$—	$—	$43.9	$2.6	$(1.1)
Weighted average pay rate	—	0.62%	—	—	—	—	0.21%
Weighted average receive rate	2.26%	2.64%	2.21%	—	—	—	2.37%
Credit default swap sold:
Notional value	$105.5	$157.5	$286.5	$176.0	$38.5	$—	$764.0	$7.4	$10.0
Weighted average receive rate	2.39%	2.53%	1.15%	2.41%	0.98%	—	1.89%
Credit default swap purchased:
Notional value	$21.5	$17.8	$—	$11.5	$1.3	$—	$52.1	$4.9	$0.4
Weighted average pay rate	2.94%	4.76%	—	4.62%	5.00%	—	3.98%
Embedded derivatives:	—	—	—	—	—	—	—
Notional value
Treasury futures:	$—	$—	$—	$—	$—	$20.0	$20.0	$10.8	$4.6
Long positions:
Contract amount/notional value
Weighted average settlement price	$12.5	$—	$—	$—	$—	$—	$12.5	$(4.4)	$0.1
Short positions:	111.0	—	—	—	—	—	111.0
Contract amount/notional value
Weighted average settlement price	$310.6	$—	$—	$—	$—	$—	$310.6	$(0.3)	$(25.3)
Equity futures:	112.5	—	—	—	—	—	112.5
Short positions:
Contract amount/notional value
Weighted average settlement price	$63.9	$—	$—	$—	$—	$—	$63.9	$(1.9)	$—
Option contracts	1,213.7	—	—	—	—	—	1,213.7
Long positions:
Contract amount/notional value
Weighted average settlement price	$—	$—	$—	$9.3	$35.4	$146.2	$190.9	$10.5	$—
Weighted average settlement price	—	—	—	1,246.8	1,273.2	1,258.0	1,260.3

[1]	Variable rates are generally based on 1, 3 or 6-month U.S. LIBOR and reflect the effective rate as of December 31, 2004.

Additional information about the characteristics of the financial instruments and assumptions underlying the data presented in the table on the proceeding page are as follows:

Mortgage-backed and other asset-backed securities: The year of maturity is determined based on the terms of the securities and the current rate of prepayment of the underlying pools of mortgages or assets. The Company limits its exposure to prepayments by purchasing less volatile types of MBS and ABS investments.

Corporate bonds and other fixed maturity securities and mortgage loans on real estate: The maturity year is that of the security or loan.

Individual deferred fixed annuities: The maturity year is based on the expected date of policyholder withdrawal, taking into account actual experience, current interest rates and contract terms. Individual deferred fixed annuities are certain individual annuity contracts, which are also subject to surrender charges calculated as a percentage of the deposits made and assessed at declining rates during the first seven years after a deposit is made. Also included in deferred fixed annuities were $6.19 billion of participating group annuity contracts. As of December 31, 2004, individual annuity general account liabilities totaling $6.87 billion were in contracts where the crediting rate is reset periodically, with portions resetting in each calendar quarter, and $990.0 million that reset annually. Individual fixed annuity policy reserves of $3.29 billion were in contracts that adjust the crediting rate every five years. Individual fixed annuity policy reserves of $749.9 million were in contracts that adjust the crediting rate every three years. The average crediting rate is calculated as the difference between the projected yield of the assets backing the liabilities and a targeted interest spread. However, for certain individual annuities the credited rate is also adjusted to partially reflect current new money rates.

Group pension deferred fixed annuities: The maturity year is based on the expected date of policyholder withdrawal, taking into account actual experience, current interest rates and contract terms. Included were group annuity contracts representing $10.13 billion of general account liabilities as of December 31, 2004, which are generally subject to market value adjustment upon surrender and which also may be subject to surrender charges. Of the total group annuity liabilities, $8.98 billion were in contracts where the crediting rate is reset quarterly, $459.8 million were in contracts that adjust the crediting rate on an annual basis with portions resetting in each calendar quarter and $691.1 million were in contracts where the crediting rate is reset annually on January 1.

Funding agreements backing MTNs: Fixed annuity policy reserves of $4.40 billion relate to funding agreements issued in conjunction with the Company’s MTN program where the crediting rate is either fixed for the term of the contract or variable, based on an underlying index.

Immediate annuities: Non-life contingent contracts in payout status where the Company has guaranteed periodic payments, typically monthly, are included. The maturity year is based on the term of the contract.

Short-term debt and long-term debt: The maturity year is the stated maturity date of the obligation.

Derivative financial instruments: The maturity year is based on the term of the related contract. Interest rate swaps include cross-currency interest rate swaps that eliminate all of the Company’s existing asset and liability foreign currency exposure. Cross-currency interest rate swaps in place against each foreign currency obligation hedge the Company against adverse currency movements with respect to both period interest payments and principal repayment. Underlying details by currency have therefore been omitted. Variable swap rates and settlement prices reflect rates and prices in effect as of December 31, 2004.

Equity Market Risk

Asset fees calculated as a percentage of the separate account assets are a significant source of revenue to the Company. As of December 31, 2004, approximately 82% of separate account assets were invested in equity mutual funds. Gains and losses in the equity markets result in corresponding increases and decreases in the Company’s separate account assets and the reported asset fee revenue. In addition, a decrease in separate account assets may decrease the Company’s expectations of future profit margins due to a decrease in asset fee revenue and/or an increase in GMDB claims, which may require the Company to accelerate the amortization of DAC. The Company’s long-term assumption for net separate account returns is 8% annual growth, earned evenly throughout the year.

Many of the Company’s individual variable annuity contracts offer GMDB features. A GMDB generally provides a benefit if the annuitant dies and the contract value is less than a contractually defined amount. Such specified amounts vary from contract to contract based on the date the contract was entered into as well as the GMDB feature elected. A decline in the stock market may cause the contract value to fall below this specified amount and the net amount at risk to increase. The net amount at risk is the amount by which the GMDB exceeds the contract value at any given time and is a primary indicator of potential future GMDB claims. As of December 31, 2004, the net amount at risk, net of amounts reinsured, was $296.5 million. To manage this risk, the Company has implemented a GMDB hedging program for certain new and existing business. The program, which is an economic hedge but does not qualify for hedge accounting under current accounting guidance, is designed to offset a specified portion of changes in the value of the GMDB obligation. Currently the program shorts S&P 500 index futures, which in turn provides a partial offset to changes in the value of the designated obligation. Prior to implementation of the GMDB hedging program in 2003, the Company managed the risk of these benefits primarily by entering into reinsurance arrangements. See Notes 4, 6 and 12 to the consolidated financial statements included in the F pages of this report for additional disclosures about GMDB risk.

The Company also offers certain variable annuity products with a guaranteed minimum accumulation benefit (GMAB) rider. A GMAB provides the contract holder with a guaranteed return of premium, adjusted proportionately for withdrawals, after a specified period of time (5, 7 or 10 years) selected by the contract holder at the issuance of the variable annuity contract. In some cases, the contract holder also has the option, after a specified period of time, to drop the rider and continue the variable annuity contract without the GMAB. A GMAB is an embedded derivative, and as such, the equity exposure in this product is recognized at fair value, separately from the annuity contract, with changes in fair value recognized in the statements of income. The Company is exposed to equity market risk to the extent that the underlying investment options, which can include fixed and variable components selected by the contract holder, do not generate enough earnings over the life of the contract to at least equal the adjusted premiums. The Company is economically hedging the GMAB exposure for those risks that exceed a level considered acceptable by purchasing interest rate futures and shorting S&P 500 futures. The GMAB economic hedge does not qualify for hedge accounting under current accounting guidance. Upon reaching scale, the Company anticipates the purchase of S&P 500 index put options and over-the-counter basket put options, which are constructed such that they minimize the tracking error of the hedge and the GMAB exposure. See Notes 4, 6 and 12 to the consolidated financial statements included in the F pages of this report for additional disclosures about GMAB risk.

Inflation

The rate of inflation did not have a material effect on the revenues or operating results of the Company during 2004, 2003 or 2002.

ITEM 8 Consolidated Financial Statements and Supplementary Data

The consolidated financial statements of Nationwide Life Insurance Company and subsidiaries are indexed in Part IV, Item 15 - Exhibits, Financial Statement Schedules and included in the F pages of this report.

Semi-annual and annual reports are sent to contract owners of the variable annuity and life insurance contracts issued through registered separate accounts of the Company.

ITEM 9 Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

ITEM 9A Controls and Procedures

Evaluation of Disclosure Controls and Procedures

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

Changes in Internal Control Over Financial Reporting

There have been no changes during the Company’s fourth fiscal quarter to its internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B Other Information

NMIC entered into amendments of employment agreements with the following executive officers of NFS as of March 1, 2005: W.G. Jurgensen, Patricia Hatler, Donna James, Michael Keller and Greg Lashutka. NFS reimburses NMIC for portions of each of such officer’s salary in accordance with the terms of the Amended and Restated Cost Sharing Agreement. See Note 21 in the F-pages of this report for more information on the Amended and Restated Cost Sharing Agreement. The amendments allow for the earlier commencement of supplemental pension benefits after termination of employment. Prior to amendment, each of the employment agreements provided that payments with respect to benefits under the Nationwide Retirement Plan, Nationwide Supplemental Retirement Plan and Nationwide Excess Benefit Plan would not begin until after the end of the severance period (which is the period ending two years after the executive officer’s termination of employment in the event of a termination before a change of control or the period ending three years after the executive officer’s termination of employment at or after a change of control). Under the amendments, the supplemental pension benefits will be paid in the same forms and at the same times as the other benefits described in the agreements, generally within thirty (30) days of termination of employment. The amendments do not change the amount of benefits that would be paid out under the agreements, but only change the timing of payment. In addition, the above executive officers were offered a one-time opportunity to restructure the severance and pension payouts and were each given a choice to exchange a percentage of their severance opportunity (selected by them and approved by NMIC) to enhance their pension benefit upon retirement in the event of involuntary termination without cause.

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

ITEM 14 Principal Accounting Fees and Services

The following table presents fees for services rendered by KPMG LLP for: (i) the audits of the consolidated financial statements for NFS and its subsidiaries, including consolidated or individual audits of other NFS subsidiaries financial statements, where appropriate, for each of the years ended December 31, 2004 and 2003; (ii) the reviews of the consolidated financial statements included in the Quarterly Reports on Form 10-Q for NFS and NLIC filed during each year indicated; and (iii) fees billed for other services rendered by KPMG LLP.

	2004	2003
Audit fees	$5,140,900	$3,035,781
Audit related fees[1]	925,313	611,966
Tax fees[2]	192,945	35,700

Total fees	$6,259,158	$3,683,447

[1]

Audit related fees were principally for reports on internal controls (Statement on Auditing Standards No. 70, Service Organizations), financial statement audits of employee benefit plans, consultations with management regarding the accounting treatment of transactions or potential impact of rulings prescribed by the SEC, FASB, or other accounting standard setting bodies and other audit related agreed upon procedures reports.

[2]

Tax fees were for tax consultation of federal tax issues resulting from IRS examination, assistance with IRS or other taxing authority audits, and activities such as tax planning and preparing tax returns to be filed with various taxing authorities.

The Audit Committee of the Board of Directors considered whether the provision of the services covered under “All Other Fees” above is compatible with maintaining the independence of KPMG LLP.

None of the above fees fall under the de minimis exception to the pre-approval rules.

The NLIC Audit Committee (on behalf of the Company and its subsidiaries) has adopted pre-approval policies and procedures for services provided by the independent auditors. The Audit Committee approves four categories of services: audit, audit related, tax and non-audit services. Each year the independent auditor submits to the Audit Committee a list of services and a fee is estimated and presented to the Audit Committee for approval. The Audit Committee pre-approves both the services and the related fees. Requests for the independent auditors to provide any additional services or to increase the budget for approved services during the course of the year must also be pre-approved by the Audit Committee. Such specific pre-approval may be provided at a meeting of the Audit Committee or, between meetings, as necessary, by the Chairman of the Audit Committee to whom pre-approval has been delegated. The Chairman is directed to update the full Audit Committee at the next Audit Committee meeting for any interim approvals granted. The Audit Committee periodically monitors the services rendered by and actual fees paid to the independent auditors to ensure that such services are within the parameters it pre-approved.

PART IV

ITEM 15 Exhibits, Financial Statement Schedules

All other schedules are omitted because they are not applicable or not required, or because the required information has been included in the audited consolidated financial statements or notes thereto.

Exhibit Index

Exhibit
3.1	Amended Articles of Incorporation of Nationwide Life Insurance Company, dated February 3, 2000 (previously filed as Exhibit 3.1 to Form 10-K, Commission File Number 2-64559, filed March 24, 2003, and incorporated herein by reference)

3.2	Form of Amended and Restated Code of Regulations of Nationwide Life Insurance Company, dated May 7, 2002 (previously filed as Exhibit 3.2 to Form 8-K, Commission File Number 2-64559, filed December 9, 2004, and incorporated herein by reference)

10.1	Form of Tax Sharing Agreement dated as of October 1, 2002 among Nationwide Financial Services, Inc. and any corporation that may hereafter be a subsidiary of Nationwide Financial Services, Inc. (previously filed as Exhibit 10.2 to Form 10-K, Commission File Number 1-12785, filed March 11, 2004, and incorporated herein by reference)

10.2	Form of Tax Sharing Agreement dated as of October 1, 2002 among Nationwide Life Insurance Company and any corporation that may hereafter be a subsidiary of Nationwide Life Insurance Company (previously filed as Exhibit 10.2 to Form 10-K, Commission File Number 1-12785, filed March 11, 2004, and incorporated herein by reference)

10.3	Form of Amended and Restated Cost Sharing Agreement among parties named therein (previously filed as Exhibit 10.3 to Form 10-K, Commission File Number 1-12785, filed March 14, 2003, and incorporated herein by reference)

10.4	Modified Coinsurance Agreement between Nationwide Life Insurance Company and Nationwide Mutual Insurance Company (previously filed as Exhibit 10.4 to Form S-1, Registration Number 333-18527, filed March 5, 1997, and incorporated herein by reference)

10.5		Five Year Credit Agreement, dated May 17, 2004, among Nationwide Financial Services, Inc., Nationwide Life Insurance Company, Nationwide Mutual Insurance Company, the banks party thereto and Bank One, NA, as agent and Citicorp USA, Inc., as syndication agent (previously filed as Exhibit 10.2 to Form 10-Q, Commission File Number 1-12785, filed August 6, 2004, and incorporated herein by reference)

10.6		364-Day Credit Agreement dated May 17, 2004, among Nationwide Financial Services, Inc., Nationwide Life Insurance Company, Nationwide Mutual Insurance Company, the banks party thereto and Bank One, NA, as agent and Citicorp USA, Inc., as syndication agent (previously filed as Exhibit 10.1 to Form 10-Q, Commission File Number 1-12785, filed August 6, 2004, and incorporated herein by reference)

10.7		Form of Lease Agreement between Nationwide Mutual Insurance Company, Nationwide Life Insurance Company, Nationwide Life and Annuity Insurance Company and Nationwide Financial Services, Inc. (previously filed as Exhibit 10.7 to Form S-1, Registration Number 333-18527, filed March 5, 1997, and incorporated herein by reference)

10.8		General Description of Nationwide Performance Incentive Plan (previously filed as Exhibit 10.9 to Form 10-K, Commission File Number 1-12785, filed March 29, 2001, and incorporated herein by reference)

10.9	*	Form of Amended and Restated Nationwide Office of Investments Incentive Plan dated as of October 7, 2003 (previously filed as Exhibit 10.13 to Form 10-K, Commission File Number 1-12785, filed March 1, 2005 and incorporated herein by reference)

10.10	*	Nationwide Excess Benefit Plan effective as of January 1, 2000 (previously filed as Exhibit 10.14 to Form 10-K, Commission File Number 1-12785, filed March 1, 2005 and incorporated herein by reference)

10.11	*	Nationwide Supplemental Retirement Plan As Amended and Restated effective January 1, 2000 (previously filed as Exhibit 10.15 to Form 10-K, Commission File Number 1-12785, filed March 1, 2005 and incorporated herein by reference)

10.11.1	*	Amendment Number 1 to the Nationwide Supplemental Retirement Plan effective December 31, 2004 (previously filed as Exhibit 10.15.1 to Form 10-K, Commission File Number 1-12785, filed March 1, 2005 and incorporated herein by reference)

10.12		Nationwide Severance Pay Plan effective as of March 1, 2003 (previously filed as Exhibit 10.16 to Form 10-K, Commission File Number 1-12785, filed March 1, 2005 and incorporated herein by reference)

10.13	*	Nationwide Supplemental Defined Contribution Plan effective as of January 1, 2005 (previously filed as Exhibit 10.17 to Form 10-K, Commission File Number 1-12785, filed March 1, 2005 and incorporated herein by reference)

10.14	*	Nationwide Individual Deferred Compensation Plan effective as of January 1, 2005 (previously filed as Exhibit 10.18 to Form 10-K, Commission File Number 1-12785, filed March 1, 2005 and incorporated herein by reference)

10.15	*	Nationwide Board of Directors Deferred Compensation Plan effective as of January 1, 2005 (previously filed as Exhibit 10.19 to Form 10-K, Commission File Number 1-12785, filed March 1, 2005 and incorporated herein by reference)

10.16		Investment Agency Cost Allocation Agreement dated October 30, 2002 between Nationwide Life Insurance Company and Nationwide Cash Management Company (previously filed as Exhibit 10.22 to Form 10-K, Commission File Number 1-12785, filed March 11, 2004, and incorporated herein by reference)

10.17		Master Repurchase Agreement between Nationwide Life Insurance Company, Nationwide Life and Annuity Insurance Company, and Nationwide Mutual Insurance Company and certain of its Subsidiaries and affiliates (previously filed as Exhibit 10.20 to Form 10-K, Commission File Number 1-12785, filed March 29, 2000, and incorporated herein by reference)

10.18		Form of Employment Agreement, dated January 1, 2000, between Nationwide Mutual Insurance Company and John Cook (previously filed as Exhibit 10.24 to Form 10-Q, Commission File Number 1-12785, filed August 14, 2000, and incorporated herein by reference)

10.19		Form of Employment Agreement, dated January 1, 2000, between Nationwide Mutual Insurance Company and Patricia Hatler (previously filed as Exhibit 10.25 to Form 10-Q, Commission File Number 1-12785, filed August 14, 2000, and incorporated herein by reference)

10.19.1		Amendment of Employment Agreement, effective as of March 1, 2005, between Nationwide Mutual Insurance Company and Patricia Hatler (previously filed as Exhibit 10.28.1 to Form 10-K, Commission File Number 1-12785, filed March 1, 2005 and incorporated herein by reference)

10.20		Form of Employment Agreement, dated January 1, 2000, between Nationwide Mutual Insurance Company and Richard Headley (previously filed as Exhibit 10.26 to Form 10-Q, Commission File Number 1-12785, filed August 14, 2000, and incorporated herein by reference)

10.21		Form of Employment Agreement, dated January 1, 2000, between Nationwide Mutual Insurance Company and Donna James (previously filed as Exhibit 10.27 to Form 10-Q, Commission File Number 1-12785, filed August 14, 2000, and incorporated herein by reference)

10.21.1		Amendment of Employment Agreement, effective as of March 1, 2005, between Nationwide Mutual Insurance Company and Donna James (previously filed as Exhibit 10.30.1 to Form 10-K, Commission File Number 1-12785, filed March 1, 2005 and incorporated herein by reference)

10.22		Form of Employment Agreement, dated January 1, 2000, between Nationwide Mutual Insurance Company and Greg Lashutka (previously filed as Exhibit 10.28 to Form 10-Q, Commission File Number 1-12785, filed August 14, 2000, and incorporated herein by reference)

10.22.1		Amendment of Employment Agreement, effective as of March 1, 2005, between Nationwide Mutual Insurance Company and Greg Lashutka (previously filed as Exhibit 10.31.1 to Form 10-K, Commission File Number 1-12785, filed March 1, 2005 and incorporated herein by reference)

10.23		Form of Employment Agreement, dated January 1, 2000, between Nationwide Mutual Insurance Company and Robert Oakley (previously filed as Exhibit 10.29 to Form 10-Q, Commission File Number 1-12785, filed August 14, 2000, and incorporated herein by reference)

10.23.1		Form of Amendment of Employment Agreement, effective August 29, 2002, between Nationwide Mutual Insurance Company and Robert Oakley (previously filed as Exhibit 10.29.1 to Form 10-K, Commission File Number 1-12785, filed March 14, 2003, and incorporated herein by reference)

10.24	*	Form of Employment Agreement between Nationwide Mutual Insurance Company and Robert Rosholt (previously filed as Exhibit 10.30 to Form 10-Q, Commission File Number 1-12785, filed May 14, 2003, and incorporated herein by reference)

10.25	*	Form of Employment Agreement, dated May 26, 2000, between Nationwide Mutual Insurance Company and W.G. Jurgensen (previously filed as Exhibit 10.32 to Form 10-Q, Commission File Number 1-12785, filed November 13, 2000, and incorporated herein by reference)

10.25.1	*	Amendment of Employment Agreement, effective as of March 1, 2005, between Nationwide Mutual Insurance Company and W.G. Jurgensen (previously filed as Exhibit 10.34.1 to Form 10-K, Commission File Number 1-12785, filed March 1, 2005 and incorporated herein by reference)

10.26	*	Form of Employment Agreement, dated July 1, 2000, between Nationwide Financial Services Inc. and Joseph Gasper (previously filed as Exhibit 10.33 to Form 10-Q, Commission File Number 1-12785, filed November 13, 2000, and incorporated herein by reference)

10.26.1	*	Form of Amendment of Employment Agreement, effective August 28, 2002, between Nationwide Financial Services Inc. and Joseph Gasper (previously filed as Exhibit 10.33.1 to Form 10-K, Commission File Number 1-12785, filed March 14, 2003, and incorporated herein by reference)

10.26.2	*	Letter Agreement dated December 10, 2003 between Nationwide Financial Services, Inc. and Joseph Gasper (previously filed as Exhibit 10.36.2 to Form 10-K, Commission File Number 1-12785, filed March 11, 2004, and incorporated herein by reference)

10.27	*	Form of Retention Agreement, dated July 1, 2000, between Nationwide Financial Services, Inc. and Joseph Gasper (previously filed as Exhibit 10.34 to Form 10-Q, Commission File Number 1-12785, filed November 13, 2000, and incorporated herein by reference)

10.28		Form of Employment Agreement, dated February 25, 2004, between Nationwide Mutual Insurance Company and Terri L. Hill (previously filed as Exhibit 10.1 to Form 10-Q, Commission File Number 1-12785, filed May 7, 2004, and incorporated here by reference)

10.29		Form of Employment Agreement, dated February 25, 2004, between Nationwide Mutual Insurance Company and Kathleen D. Ricord (previously filed as Exhibit 10.2 to Form 10-Q, Commission File Number 1-12785, filed May 7, 2004, and incorporated here by reference)

10.30	*	Form of Employment Agreement, dated January 1, 2004 and fully executed on April 7, 2004, between Nationwide Financial Services, Inc. and Mark R. Thresher (previously filed as Exhibit 10.3 to Form 10-Q, Commission File Number 1-12785, filed August 6, 2004, and incorporated herein by reference)

10.31		Offer Letter for Keith Millner dated November 19, 2004 (previously filed as Exhibit 10.1 to Form 8-K, Commission File Number 1-12785, filed December 3, 2004, and incorporated herein by reference)

10.32		Form of Employment Agreement, dated June 4, 2001, between Nationwide Mutual Insurance Company and Michael C. Keller (previously filed as Exhibit 10.36 to Form 10-Q, Commission File Number 1-12785, filed August 10, 2001, and incorporated herein by reference)

10.32.1		Amendment of Employment Agreement, effective as of March 1, 2005, between Nationwide Mutual Insurance Company and Michael C. Keller (previously filed as Exhibit 10.42.1 to Form 10-K, Commission File Number 1-12785, filed March 1, 2005 and incorporated herein by reference)

10.33		Form of Employee Leasing Agreement, dated July 1, 2000, between Nationwide Mutual Insurance Company and Nationwide Financial Services, Inc. (previously filed as Exhibit 10.35 to Form 10-Q, Commission File Number 1-12785, filed May 11, 2001, and incorporated herein by reference)

10.34		Form of Surplus Note, dated December 17, 2001, between Nationwide Financial Services, Inc. and Nationwide Life Insurance Company (previously filed as Exhibit 10.32 to Form 10-K, Commission File Number 2-64559, filed March 23, 2003, and incorporated herein by reference)

10.35	Form of Surplus Note, dated June 26, 2002, between Nationwide Financial Services, Inc. and Nationwide Life Insurance Company (previously filed as Exhibit 10.33 to Form 10-K, Commission File Number 2-64559, filed March 23, 2003, and incorporated herein by reference)

10.36	Form of Surplus Note, dated December 23, 2003, between Nationwide Financial Services, Inc. and Nationwide Life Insurance Company (previously filed as Exhibit 10.34 to Form 10-K, Commission File Number 2-64559, filed March 11, 2004, and incorporated herein by reference)

18	Letter regarding change in accounting principle from KPMG LLP (previously filed as Exhibit 18 to Form 10-Q, Commission File Number 1-12785, filed November 12, 2003, and incorporated herein by reference)

31.1	Certification of W.G. Jurgensen pursuant to 18 U.S.C. section 1350, as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of M. Eileen Kennedy pursuant to 18 U.S.C section 1350, as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of W.G. Jurgensen pursuant to 18 U.S.C. section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002 (this exhibit is intended to be furnished in accordance with Regulation S-K, Item 601(b)(32)(ii) and shall note be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934 or incorporated by reference into any document filed under the Securities Act of 1933, except as shall be expressly set forth by specific reference to such filing)

32.2	Certification of M. Eileen Kennedy pursuant to 18 U.S.C. section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002 (this exhibit is intended to be furnished in accordance with Regulation S-K, Item 601(b)(32)(ii) and shall note be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934 or incorporated by reference into any document filed under the Securities Act of 1933, except as shall be expressly set forth by specific reference to such filing)

*	Management Compensatory Plan

All other exhibits referenced by Item 601 of Regulation S-K are not required under the related instructions or are inapplicable and therefore have been omitted.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NATIONWIDE LIFE INSURANCE COMPANY.
(Registrant)

Date: March 1, 2005	By	/s/ W.G. Jurgensen
W.G. Jurgensen, Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Arden L. Shisler	February 23, 2005	/s/ W.G. Jurgensen	March 1, 2005
Arden L. Shisler, Chairman of the Board	Date	W.G. Jurgensen, Chief Executive Officer and Director	Date

/s/ Joseph A. Alutto	February 23, 2005	/s/ James G. Brocksmith	February 23, 2005
Joseph A. Alutto, Director	Date	James G. Brocksmith, Jr., Director	Date

/s/ Keith W. Eckel	February 23, 2005	/s/ Lydia M. Marshall	February 23, 2005
Keith W. Eckel, Director	Date	Lydia M. Marshall, Director	Date

/s/ Donald L. McWhorter	February 23, 2005	/s/ David O. Miller	February 23, 2005
Donald L. McWhorter, Director	Date	David O. Miller, Director	Date

/s/ Martha Miller de Lombera	February 23, 2005	/s/ James F. Patterson	February 23, 2005
Martha Miller de Lombera, Director	Date	James F. Patterson, Director	Date

/s/ Gerald D. Prothro	February 23, 2005	/s/ Alex Shumate	February 23, 2005
Gerald D. Prothro, Director	Date	Alex Shumate, Director	Date

/s/ Mark R. Thresher	March 1, 2005	/s/ M. Eileen Kennedy	March 1, 2005
Mark R. Thresher, President and Chief Operating Officer	Date	M. Eileen Kennedy, Senior Vice President– Chief Financial Officer	Date

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholder

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

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Nationwide Life Insurance Company and subsidiaries as of December 31, 2004 and 2003, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2004, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the related financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

As discussed in note 3 to the consolidated financial statements, the Company adopted the American Institute of Certified Public Accountants’ Statement of Position 03-1, Accounting and Reporting by Insurance Enterprises for Certain Nontraditional Long-Duration Contracts and for Separate Accounts, in 2004.

/s/ KPMG LLP
Columbus, Ohio
March 1, 2005

NATIONWIDE LIFE INSURANCE COMPANY AND SUBSIDIARIES

(a wholly-owned subsidiary of Nationwide Financial Services, Inc.)

Consolidated Statements of Income

(in millions)

	Years ended December 31,
	2004	2003	2002
Revenues:
Policy charges	$1,025.2	$924.1	$973.8
Life insurance premiums	270.4	279.8	259.9
Net investment income	2,000.5	1,973.1	1,832.9
Net realized losses on investments, hedging instruments and hedged items	(36.4)	(85.2)	(75.5)
Other	9.8	12.8	8.7

Total revenues	3,269.5	3,104.6	2,999.8

Benefits and expenses:
Interest credited to policyholder account values	1,277.2	1,309.2	1,244.4
Other benefits and claims	347.2	361.8	326.1
Policyholder dividends on participating policies	36.2	41.2	45.2
Amortization of deferred policy acquisition costs	410.1	375.9	670.1
Interest expense on debt, primarily with Nationwide Financial Services, Inc. (NFS)	59.3	48.4	36.0
Other operating expenses	604.5	533.7	508.5

Total benefits and expenses	2,734.5	2,670.2	2,830.3

Income from continuing operations before federal income tax expense	535.0	434.4	169.5
Federal income tax expense	120.0	96.2	8.7

Income from continuing operations	415.0	338.2	160.8
Discontinued operations, net of tax	—	—	0.7
Cumulative effect of adoption of accounting principles, net of tax	(3.3)	(0.6)	—

Net income	$411.7	$337.6	$161.5

See accompanying notes to consolidated financial statements,

including Note 16 which describes related party transactions.

NATIONWIDE LIFE INSURANCE COMPANY AND SUBSIDIARIES

(a wholly-owned subsidiary of Nationwide Financial Services, Inc.)

Consolidated Balance Sheets

(in millions, except per share amounts)

	December 31,
	2004	2003
Assets
Investments:
Securities available-for-sale, at fair value:
Fixed maturity securities (cost $26,708.7 in 2004; $25,850.2 in 2003)	$27,652.0	$26,946.8
Equity securities (cost $37.7 in 2004; $74.0 in 2003)	48.1	85.6
Mortgage loans on real estate, net	8,649.2	8,345.8
Real estate, net	83.9	96.5
Policy loans	644.5	618.3
Other long-term investments	539.6	130.6
Short-term investments, including amounts managed by a related party	1,645.8	1,860.8

Total investments	39,263.1	38,084.4

Cash	15.5	0.1
Accrued investment income	364.2	367.1
Deferred policy acquisition costs	3,416.6	3,219.3
Other assets	2,099.8	1,872.3
Assets held in separate accounts	60,798.7	57,084.5

Total assets	$105,957.9	$100,627.7

Liabilities and Shareholder’s Equity
Liabilities:
Future policy benefits and claims	$36,383.1	$35,379.1
Short-term debt	215.0	199.8
Long-term debt, payable to NFS	700.0	700.0
Other liabilities	3,645.2	3,264.7
Liabilities related to separate accounts	60,798.7	57,084.5

Total liabilities	101,742.0	96,628.1

Shareholder’s equity:
Common stock, $1 par value; authorized - 5.0 shares; issued and outstanding - 3.8 shares	3.8	3.8
Additional paid-in capital	274.4	271.3
Retained earnings	3,543.9	3,257.2
Accumulated other comprehensive income	393.8	467.3

Total shareholder’s equity	4,215.9	3,999.6

Total liabilities and shareholder’s equity	$105,957.9	$100,627.7

See accompanying notes to consolidated financial statements,

including Note 16 which describes related party transactions.

NATIONWIDE LIFE INSURANCE COMPANY AND SUBSIDIARIES

(a wholly-owned subsidiary of Nationwide Financial Services, Inc.)

Consolidated Statements of Shareholder’s Equity

Years Ended December 31, 2004, 2003 and 2002

(in millions)

	Capital shares	Additional paid-in capital	Retained earnings	Accumlated other comprehensive income	Total shareholder’s equity
Balance as of December 31, 2001	$3.8	$646.1	$2,863.1	$204.7	$3,717.7
Comprehensive income:
Net income	—	—	161.5	—	161.5
Net unrealized gains on securities available-for-sale arising during the period, net of tax	—	—	—	178.6	178.6
Accumulated net gains on cash flow hedges, net of tax	—	—	—	11.0	11.0

Total comprehensive income					351.1

Capital returned to NFS	—	(475.0)	—	—	(475.0)
Dividend to NFS	—	—	(45.0)	—	(45.0)

Balance as of December 31, 2002	3.8	171.1	2,979.6	394.3	3,548.8

Comprehensive income:
Net income	—	—	337.6	—	337.6
Net unrealized gains on securities available-for-sale arising during the period, net of tax	—	—	—	99.6	99.6
Accumulated net losses on cash flow hedges, net of tax	—	—	—	(26.6)	(26.6)

Total comprehensive income					410.6

Capital contributed by NFS	—	200.2	—	—	200.2
Capital returned to NFS	—	(100.0)	—	—	(100.0)
Dividend to NFS	—	—	(60.0)	—	(60.0)

Balance as of December 31, 2003	3.8	271.3	3,257.2	467.3	3,999.6

Comprehensive income:
Net income	—	—	411.7	—	411.7
Net unrealized losses on securities available-for-sale arising during the period, net of tax	—	—	—	(42.7)	(42.7)
Accumulated net losses on cash flow hedges, net of tax	—	—	—	(30.8)	(30.8)

Total comprehensive income					338.2

Capital contributed by NFS	—	3.1	—	—	3.1
Dividend to NFS	—	—	(125.0)	—	(125.0)

Balance as of December 31, 2004	$3.8	$274.4	$3,543.9	$393.8	$4,215.9

See accompanying notes to consolidated financial statements,

including Note 16 which describes related party transactions.

NATIONWIDE LIFE INSURANCE COMPANY AND SUBSIDIARIES

(a wholly-owned subsidiary of Nationwide Financial Services, Inc.)

Consolidated Statements of Cash Flows

For the Years Ended December 31, 2004, 2003 and 2002

(in millions)

	2004	2003	2002
Cash flows from operating activities:
Net income	$411.7	$337.6	$161.5
Adjustments to reconcile net income to net cash provided by operating activities:
Interest credited to policyholder account values	1,277.2	1,309.2	1,244.4
Capitalization of deferred policy acquisition costs	(496.4)	(567.2)	(648.2)
Amortization of deferred policy acquisition costs	410.1	375.9	670.1
Amortization and depreciation	73.0	69.3	(0.7)
Net realized losses on investments, hedging instruments and hedged items	36.4	85.2	75.5
Decrease (increase) in accrued investment income	2.9	(38.4)	(22.0)
Increase in other assets	(306.4)	(697.5)	(606.1)
Increase in policy and other liabilities	324.4	342.3	463.1
Income from discontinued operations	—	—	(0.7)
Other, net	1.5	45.4	38.7

Net cash provided by continuing operations	1,734.4	1,261.8	1,375.6
Net cash provided by discontinued operations	—	—	0.7

Net cash provided by operating activities	1,734.4	1,261.8	1,376.3

Cash flows from investing activities:
Proceeds from maturity of securities available-for-sale	3,099.4	4,101.6	3,887.7
Proceeds from sale of securities available-for-sale	2,485.5	2,220.5	1,534.9
Proceeds from repayments of mortgage loans on real estate	1,920.9	1,478.3	1,009.0
Cost of securities available-for-sale acquired	(6,291.4)	(9,366.7)	(9,874.5)
Cost of mortgage loans on real estate acquired	(2,169.9)	(1,914.4)	(1,810.2)
Net change in short-term investments	205.9	(639.9)	(193.1)
Disposal of subsidiary, net of cash	—	—	(20.0)
Collateral received (paid) - securities lending, net	89.4	(26.1)	158.9
Other, net	(357.2)	280.3	(136.2)

Net cash used in investing activities	(1,017.4)	(3,866.4)	(5,443.5)

Cash flows from financing activities:
Net proceeds from issuance of long-term debt to NFS	—	100.0	300.0
Net change in short-term debt	15.2	199.8	(100.0)
Capital contributed by NFS	3.1	200.2	—
Capital returned to NFS	—	(100.0)	(475.0)
Cash dividends paid to NFS	(125.0)	(60.0)	(35.0)
Investment and universal life insurance product deposits	3,561.6	5,116.1	6,278.9
Investment and universal life insurance product withdrawals	(4,156.5)	(2,852.3)	(1,923.4)
Other, net	—	—	—

Net cash (used in) provided by financing activities	(701.6)	2,603.8	4,045.5

Net increase (decrease) in cash	15.4	(0.8)	(21.7)
Cash, beginning of period	0.1	0.9	22.6

Cash, end of period	$15.5	$0.1	$0.9

See accompanying notes to consolidated financial statements,

including Note 16 which describes related party transactions.

NATIONWIDE LIFE INSURANCE COMPANY AND SUBSIDIARIES

(a wholly-owned subsidiary of Nationwide Financial Services, Inc.)

Notes to Consolidated Financial Statements

December 31, 2004, 2003 and 2002

(1)	Organization and Description of Business

Nationwide Life Insurance Company (NLIC, or collectively with its subsidiaries, the Company) is a leading provider of life insurance and retirement savings products in the United States of America (U.S.) and is a wholly-owned subsidiary of Nationwide Financial Services, Inc. (NFS). The Company develops and sells a diverse range of products including individual annuities, private and public group retirement plans, other investment products sold to institutions, life insurance and advisory services. The Company sells its products through a diverse network of distribution channels, including independent broker/dealers, financial institutions, wirehouse and regional firms, financial institutions, pension plan administrators, life insurance specialists and representatives of certain certified public accounting firms. The Company also sells its products through the following affiliated producers: Nationwide Retirement Solutions, Inc. (NRS); TBG Insurance Services Corporation (TBG Financial); Nationwide Financial Network (NFN, formerly referred to as Nationwide Provident) producers; and Nationwide agents.

Wholly-owned subsidiaries of NLIC include Nationwide Life and Annuity Insurance Company (NLAIC) and Nationwide Investment Services Corporation.

(2)	Summary of Significant Accounting Policies

The significant accounting policies followed by the Company that materially affect financial reporting are summarized below. The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the U.S. (GAAP), which differ from statutory accounting practices. The statutory financial statements of NLIC and NLAIC are presented on the basis of accounting practices prescribed or permitted by the Ohio Department of Insurance (ODI). The ODI has adopted the National Association of Insurance Commissioners (NAIC) statutory accounting practices (NAIC SAP) as the basis of its statutory accounting practices. NLIC and NLAIC have no statutory accounting practices that differ from NAIC SAP. See Note 13 for discussion of statutory capital requirements and dividend limitations.

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

The most significant estimates include those used in determining the balance and amortization of deferred policy acquisition costs (DAC) for investment products and universal life insurance products, impairment losses on investments, valuation allowances for mortgage loans on real estate, federal income taxes, and pension and other postretirement employee benefits. Although some variability is inherent in these estimates, the recorded amounts reflect management’s best estimates based on facts and circumstances as of the balance sheet date. Management believes the amounts provided are appropriate.

(a) Consolidation Policy

The consolidated financial statements include the accounts of NLIC and companies in which NLIC directly or indirectly has a controlling financial interest. As discussed in Notes 3 and 11, effective December 31, 2003, the Company applied the provisions of Interpretation No. 46 (revised December 2003), Consolidation of Variable Interest Entities - an interpretation of ARB No. 51 (FIN 46R), issued by the Financial Accounting Standards Board (FASB), to those variable interest entities (VIEs) with which it is associated. This resulted in deconsolidating certain VIEs which the Company previously had consolidated, as of that date. All significant intercompany balances and transactions have been eliminated.

NATIONWIDE LIFE INSURANCE COMPANY AND SUBSIDIARIES

(a wholly-owned subsidiary of Nationwide Financial Services, Inc.)

Notes to Consolidated Financial Statements, Continued

(b) Valuation of Investments, Investment Income and Related Gains and Losses

The Company is required to classify its fixed maturity securities and marketable equity securities as held-to-maturity, available-for-sale or trading. All fixed maturity and marketable equity securities are classified as available-for-sale. Available-for-sale securities are stated at fair value, with the unrealized gains and losses, net of adjustments to DAC, future policy benefits and claims, and deferred federal income tax, reported as a separate component of accumulated other comprehensive income (AOCI) in shareholder’s equity. The adjustment to DAC represents the changes in amortization of DAC that would have been required as a charge or credit to operations had such unrealized amounts been realized and allocated to the product lines. The adjustment to future policy benefits and claims represents the increase in policy reserves from using a discount rate that would have been required if such unrealized gains been realized and the proceeds reinvested at then current market interest rates, which were lower than the then current effective portfolio rate.

The fair value of fixed maturity and marketable equity securities is generally obtained from independent pricing services based on market quotations. For fixed maturity securities not priced by independent services (generally private placement securities and securities that do not trade regularly), an internally developed pricing model or “corporate pricing matrix” is most often used. The corporate pricing matrix is developed by obtaining spreads versus the U.S. Treasury yield for corporate securities with varying weighted average lives and bond ratings. The weighted average life and bond rating of a particular fixed maturity security to be priced using the corporate matrix are important inputs into the model and are used to determine a corresponding spread that is added to the U.S. Treasury yield to create an estimated market yield for the that bond. The estimated market yield and other relevant factors are then used to estimate the fair value of the particular fixed maturity security. Additionally, for valuing certain fixed maturity securities with complex cash flows such as certain mortgage-backed and asset-backed securities, a “structured product model” is used. The structured product model uses third party pricing tools. For securities for which quoted market prices are not available and for which the Company’s structured product model is not suitable for estimating fair values, qualified company representatives determine the fair value using other modeling techniques, primarily using a commercial software application utilized in valuing complex securitized investments with variable cash flows. As of December 31, 2004, 70.0% of the fair values of fixed maturity securities were obtained from independent pricing services, 21.2% from the Company’s pricing matrices and 8.8% from other sources.

Management regularly reviews each investment in its fixed maturity and equity securities portfolios to evaluate the necessity of recording impairment losses for other-than-temporary declines in the fair value of investments.

Under the Company’s accounting policy for equity securities and debt securities that can be contractually prepaid or otherwise settled in a way that may limit the Company’s ability to fully recover cost, an impairment is deemed to be other-than-temporary unless the Company has both the ability and intent to hold the investment for a reasonable period until the security’s forecasted recovery and evidence exists indicating that recovery will occur in a reasonable period of time. Also, for such debt securities the Company estimates cash flows over the life of purchased beneficial interests in securitized financial assets. If the Company estimates that the fair value of its beneficial interests is not greater than or equal to its carrying value based on current information and events, and if there has been an adverse change in estimated cash flows since the last revised estimate, considering both timing and amount, then the Company recognizes an other-than-temporary impairment and writes down the purchased beneficial interest to fair value.

For other debt and equity securities, an other-than-temporary impairment charge is taken when the Company does not have the ability and intent to hold the security until the forecasted recovery or if it is no longer probable that the Company will recover all amounts due under the contractual terms of the security. Many criteria are considered during this process including, but not limited to, the current fair value as compared to amortized cost or cost, as appropriate, of the security; the amount and length of time a security’s fair value has been below amortized cost or cost; specific credit issues and financial prospects related to the issuer; the Company’s intent to hold or dispose of the security; and current economic conditions.

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

NATIONWIDE LIFE INSURANCE COMPANY AND SUBSIDIARIES

(a wholly-owned subsidiary of Nationwide Financial Services, Inc.)

Notes to Consolidated Financial Statements, Continued

For mortgage-backed securities, the Company recognizes income using a constant effective yield method based on prepayment assumptions and the estimated economic life of the securities. When estimated prepayments differ significantly from anticipated prepayments, the effective yield is recalculated to reflect actual payments to date and anticipated future payments. Any resulting adjustment is included in net investment income. All other investment income is recorded using the interest-method without anticipating the impact of prepayments.

Mortgage loans on real estate are carried at the unpaid principal balance less valuation allowances. The Company provides valuation allowances for impairments of mortgage loans on real estate based on a review by portfolio managers. Mortgage loans on real estate are considered impaired when, based on current information and events, it is probable that the Company will be unable to collect all amounts due according to the contractual terms of the loan agreement. When the Company determines that a loan is impaired, a provision for loss is established equal to the difference between the carrying value and the present value of expected future cash flows discounted at the loan’s effective interest rate, or the fair value of the collateral, if the loan is collateral dependent. In addition to the valuation allowance on specific loans, the Company maintains an unallocated allowance for probable losses inherent in the loan portfolio as of the balance sheet date, but not yet specifically identified by loan. Changes in the valuation allowance are recorded in net realized gains and losses on investments, hedging instruments and hedged items. Loans in foreclosure are placed on non-accrual status. Interest received on non-accrual status mortgage loans on real estate is included in net investment income in the period received.

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

(c) Derivative Instruments

Derivatives are carried at fair value. On the date the derivative contract is entered into, the Company designates the derivative as either a hedge of the fair value of a recognized asset or liability or of an unrecognized firm commitment (fair value hedge); a hedge of a forecasted transaction or the variability of cash flows to be received or paid related to a recognized asset or liability (cash flow hedge), a foreign currency fair value or cash flow hedge (foreign currency hedge); or a non-hedge transaction. The Company formally documents all relationships between hedging instruments and hedged items, as well as its risk-management objective and strategy for entering into various hedge transactions. This process includes linking all derivatives that are designated as fair value, cash flow or foreign currency hedges to specific assets and liabilities on the balance sheet or to specific firm commitments or forecasted transactions. The Company also formally assesses, both at the hedge’s inception and on an ongoing basis, whether the derivatives that are used for hedging transactions are expected to be and, for ongoing hedging relationships, have been highly effective in offsetting changes in fair values or cash flows of hedged items. When it is determined that a derivative is not, or is not expected to be, highly effective as a hedge or that it has ceased to be a highly effective hedge, the Company discontinues hedge accounting prospectively.

NATIONWIDE LIFE INSURANCE COMPANY AND SUBSIDIARIES

(a wholly-owned subsidiary of Nationwide Financial Services, Inc.)

Notes to Consolidated Financial Statements, Continued

The Company enters into interest rate swaps, cross-currency swaps or Euro futures to hedge the fair value of existing fixed rate assets and liabilities. In addition, the Company uses short U.S. Treasury future positions to hedge the fair value of bond and mortgage loan commitments. Typically, the Company is hedging the risk of changes in fair value attributable to changes in benchmark interest rates. Derivative instruments classified as fair value hedges are carried at fair value, with changes in fair value recorded in realized gains and losses on investments, hedging instruments and hedged items. Changes in the fair value of the hedged item that are attributable to the risk being hedged are also recorded in realized gains and losses on investments, hedging instruments and hedged items.

The Company may enter into “receive fixed/pay variable” interest rate swaps to hedge existing floating rate assets or to hedge cash flows from the anticipated purchase of investments. These derivative instruments are identified as cash flow hedges and are carried at fair value with the offset recorded in AOCI to the extent the hedging relationship is effective. The ineffective portion of the hedging relationship is recorded in realized gains and losses on investments, hedging instruments and hedged items. Gains and losses on derivative instruments that are initially recorded in AOCI are reclassified out of AOCI and recognized in earnings over the same period(s) that the hedged item affects earnings.

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

From time to time, the Company may enter into a derivative transaction that will not qualify for hedge accounting. The Company does not enter into speculative positions. Although these transactions do not qualify for hedge accounting, or have not been designated in hedging relationships by the Company, they provide the Company with an economic hedge, which is used as part of its overall risk management strategies. For example, the Company may sell credit default protection through a credit default swap. Although the credit default swap may not be effective in hedging specific investments, the income stream allows the Company to manage overall investment yields while exposing the Company to acceptable credit risk. The Company may enter into a cross-currency basis swap (pay a variable U.S. rate and receive a variable foreign-denominated rate) to eliminate the foreign currency exposure of a variable rate foreign-denominated liability. Although basis swaps may qualify for hedge accounting, the Company has chosen not to designate these derivatives as hedging instruments due to the difficulty in assessing and monitoring effectiveness for both sides of the basis swap. Derivative instruments that do not qualify for hedge accounting or are not designated as hedging instruments are carried at fair value, with changes in fair value recorded in realized gains and losses on investments, hedging instruments and hedged items.

(d) Revenues and Benefits

Investment Products and Universal Life Insurance Products: Investment products consist primarily of individual and group variable and fixed deferred annuities. Universal life insurance products include universal life insurance, variable universal life insurance, corporate-owned life insurance (COLI), bank-owned life insurance (BOLI) and other interest-sensitive life insurance policies. Revenues for investment products and universal life insurance products consist of net investment income, asset fees, cost of insurance, policy administration and surrender charges that have been earned and assessed against policy account balances during the period. The timing of revenue recognition as it relates to fees assessed on investment contracts and universal life contracts is determined based on the nature of such fees. Asset fees, cost of insurance and policy administration charges are assessed on a daily or monthly basis and recognized as revenue when assessed and earned. Certain amounts assessed that represent compensation for services to be provided in future periods are reported as unearned revenue and recognized in income over the periods benefited. Surrender charges are recognized upon surrender of a contract in accordance with contractual terms. Policy benefits and claims that are charged to expense include interest credited to policy account values and benefits and claims incurred in the period in excess of related policy account values.

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

(e) Deferred Policy Acquisition Costs

The Company has deferred the costs of acquiring investment products and universal life insurance products business, principally commissions, certain expenses of the policy issue and underwriting department, and certain variable sales expenses that relate to and vary with the production of new or renewal business. DAC is subject to recoverability testing at the time of policy issuance and loss recognition testing at the end of each reporting period.

For investment products (principally individual and group annuities) and universal life insurance products, DAC is being amortized with interest over the lives of the policies in relation to the present value of estimated gross profits from projected interest margins, asset fees, cost of insurance, policy administration and surrender charges, less policy benefits and policy maintenance expenses. The DAC asset related to investment products and universal life insurance products is adjusted to reflect the impact of unrealized gains and losses on fixed maturity securities available-for-sale, as described in Note 2(b).

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

The Company evaluates the appropriateness of the individual variable annuity DAC balance within pre-set parameters. These parameters are designed to appropriately reflect the Company’s long-term expectations with respect to individual variable annuity contracts while also evaluating the potential impact of short-term experience on the Company’s recorded individual variable annuity DAC balance. If the recorded balance of individual variable annuity DAC falls outside of these parameters for a prescribed period of time, or if the recorded balance falls outside of these parameters and the Company determines it is not reasonably possible to get back within this period of time, assumptions are required to be unlocked and DAC is recalculated using revised best estimate assumptions. Otherwise, DAC is not unlocked to reflect updated assumptions. If DAC assumptions were unlocked and revised, the Company would continue to use the reversion to the mean process.

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

NATIONWIDE LIFE INSURANCE COMPANY AND SUBSIDIARIES

(a wholly-owned subsidiary of Nationwide Financial Services, Inc.)

Notes to Consolidated Financial Statements, Continued

(f) Separate Accounts

Separate account assets and liabilities represent contract holders’ funds, which have been segregated into accounts with specific investment objectives. Separate account assets are recorded at fair value based primarily on market quotations of the underlying securities. The investment income and gains or losses of these accounts accrue directly to the contract holders. The activity of the separate accounts is not reflected in the consolidated statements of income except for: (i) the fees the Company receives, which are assessed on a daily or monthly basis and recognized as revenue when assessed and earned; and (ii) the activity related to guaranteed minimum death benefit (GMDB) and guaranteed minimum income benefit (GMIB) contracts, which are riders to existing variable annuity contracts.

(g) Future Policy Benefits

The liability for future policy benefits for investment products in the accumulation phase, universal life insurance and variable universal life insurance policies is the policy account balance, which represents participants’ net premiums and deposits plus investment performance and interest credited less applicable contract charges.

The liability for funding agreements to an unrelated third party trust equals the balance that accrues to the benefit of the contract holder, including interest credited. The funding agreements constitute insurance obligations considered annuity contracts under Ohio insurance law.

The liability for future policy benefits for traditional life insurance policies has been calculated by the net level premium method using interest rates varying from 5.4% to 6.0% and estimates of mortality, morbidity, investment yields and withdrawals which were used or which were being experienced at the time the policies were issued.

The liability for future policy benefits for payout annuities has been calculated using the present value of future benefits and maintenance costs discounted using interest rates varying from 3.0% to 13.0%. Also, as of December 31, 2004 and 2003, the calculated reserve was adjusted to reflect the incremental reserve that would be required if unrealized gains and losses had been realized and the proceeds reinvested at lower rates, which would have resulted in the use of a lower discount rate, as discussed in Note 2(b).

(h) Participating Business

Participating business represented approximately 11% in 2004 (13% in 2003 and 15% in 2002) of the Company’s life insurance in force, 55% of the number of life insurance policies in force in 2004 (56% in 2003 and 59% in 2002) and 7% of life insurance statutory premiums in 2004 (11% in 2003 and 9% in 2002). The provision for policyholder dividends was based on then current dividend scales and has been included in future policy benefits and claims in the accompanying consolidated balance sheets.

(i) Federal Income Tax

The Company provides for federal income taxes based on amounts the Company believes it will ultimately owe. Inherent in the provision for federal income taxes are estimates regarding the deductibility of certain items and the realization of certain tax credits. In the event the ultimate deductibility of certain items or the realization of certain tax credits differs from estimates, the Company may be required to significantly change the provision for federal income taxes recorded in the consolidated financial statements. Any such change could significantly affect the amounts reported in the consolidated statements of income. Management has used best estimates to establish reserves based on current facts and circumstances regarding tax exposure items where the ultimate deductibility is open to interpretation. Quarterly, management evaluates the appropriateness of such reserves based on any new developments specific to their fact patterns. Information considered includes results of completed tax examinations, Technical Advice Memorandums and other rulings issued by the Internal Revenue Service (IRS) or the tax courts.

NATIONWIDE LIFE INSURANCE COMPANY AND SUBSIDIARIES

(a wholly-owned subsidiary of Nationwide Financial Services, Inc.)

Notes to Consolidated Financial Statements, Continued

The Company utilizes the asset and liability method of accounting for income tax. Under this method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Under this method, the effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. Valuation allowances are established when it is determined that it is more likely than not that the deferred tax asset will not be fully realized.

(j) Reinsurance Ceded

Reinsurance premiums ceded and reinsurance recoveries on benefits and claims incurred are deducted from the respective income and expense accounts. Assets and liabilities related to reinsurance ceded are reported in the consolidated balance sheets on a gross basis, separately from the related balances of the Company.

(k) Discontinued Operations

As described more fully in Note 16, during 2002 NLIC paid a dividend to NFS in the form of all of the shares of common stock of Nationwide Securities, Inc. (NSI), a wholly-owned broker/dealer subsidiary engaged in the asset management business. As such, the results of operations of NSI are reflected as discontinued operations in 2002.

(l) Reclassification

Certain items in the 2003 and 2002 consolidated financial statements and related notes have been reclassified to conform to the current presentation.

(3)	Recently Issued Accounting Standards

In March 2004, the Emerging Issues Task Force (EITF) reached consensus on further guidance concerning the identification of and accounting for other-than-temporary impairments and disclosures for cost method investments, as required by EITF Issue No. 03-1, The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments (EITF 03-1), which was issued on October 23, 2003. The Company disclosed in its Quarterly Report on Form 10-Q for the period ended June 30, 2004 that this additional guidance would be applied during its third quarter beginning July 1, 2004. Also, effective June 30, 2004, the Company revised its method of evaluating securities to be sold based on additional interpretation of the intent to hold criteria in EITF 03-1. This revision had no impact on the Company’s financial position or results of operations.

On September 8, 2004, the FASB exposed for comment FASB Staff Position (FSP) EITF Issue 03-1-a, which was intended to provide guidance related to the application of paragraph 16 of EITF 03-1, and proposed FSP EITF Issue 03-1-b, which proposed a delay in the effective date of EITF 03-1 for debt securities that are impaired because of interest rate and/or sector spread increases. Based on comments received on these proposals, on September 30, 2004 the FASB issued FSP EITF 03-1-1, Effective Date of Paragraphs 10-20 of EITF Issue No. 03-1, which delayed the effectiveness of the guidance in EITF 03-1 in its entirety, with the exception of certain disclosure requirements. The delay had no impact on the Company’s financial position or results of operations. The Company continues to actively monitor its portfolio for any securities deemed to be other-than-temporarily impaired, based on the guidance in Statement of Financial Accounting Standards (SFAS) No. 115, Accounting for Certain Investments in Debt and Equity Securities, and the Securities and Exchange Commission (SEC) Staff Accounting Bulletin No. 59, Accounting for Noncurrent Marketable Equity Securities. Due to uncertainty regarding the ultimate guidance to be issued, the Company cannot reasonably estimate the impact on the Company’s financial position or results of operations, if any, of adopting EITF 03-1.

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

In December 2003, the FASB issued SFAS No. 132 (revised 2003), Employers’ Disclosures about Pensions and Other Postretirement Benefits - an amendment of FASB Statements No. 87, 88 and 106 (SFAS 132R). SFAS 132R provides revised disclosure guidance for pension and other postretirement benefit plans but does not change the measurement or recognition of those plans under existing guidance. Disclosures previously required under SFAS No. 132, Employers’ Disclosures about Pensions and Other Postretirement Benefits, which was replaced by SFAS 132R, were retained. In addition, SFAS 132R requires additional disclosures about the assets, obligations, cash flows and net periodic benefit cost of defined benefit pension plans and other postretirement benefit plans on both an interim period and annual basis. See Note 15 for required disclosures. The Company adopted SFAS 132R effective December 31, 2003, except for the provisions relating to annual disclosures about estimated benefit payments, which was adopted in the fourth quarter of 2004, as permitted by SFAS 132R. Adoption of this Statement had no impact on the Company’s financial position or results of operations.

In July 2003, the AICPA issued SOP 03-1 to address many topics. The most significant topic affecting the Company was the accounting for contracts with GMDB. SOP 03-1 requires companies to evaluate the significance of a GMDB to determine whether a contract should be accounted for as an investment or insurance contract. For contracts determined to be insurance contracts, companies are required to establish a reserve to recognize a portion of the assessment (revenue) that compensates the insurance company for benefits to be provided in future periods. SOP 03-1 also provides guidance on separate account presentation, interest in separate accounts, gains and losses on the transfer of assets from the general account to a separate account, liability valuation, return based on a contractually referenced pool of assets or index, annuitization options, and sales inducements to contract holders. The Company adopted SOP 03-1 effective January 1, 2004, which resulted in a $3.3 million charge, net of tax, as the cumulative effect of adoption of this accounting principle.

NATIONWIDE LIFE INSURANCE COMPANY AND SUBSIDIARIES

(a wholly-owned subsidiary of Nationwide Financial Services, Inc.)

Notes to Consolidated Financial Statements, Continued

The following table summarizes the components of cumulative effect adjustments recorded in the Company’s 2004 consolidated statements of income:

(in millions)	January 1, 2004
Increase in future policy benefits:
Ratchet interest crediting	$(12.3)
Secondary guarantees - life insurance	(2.4)
GMDB claim reserves	(1.8)
GMIB claim reserves	(1.0)

Subtotal	(17.5)
Adjustment to amortization of deferred policy acquisition costs related to above	12.4
Deferred federal income taxes	1.8

Cumulative effect of adoption of accounting principle, net of tax	$(3.3)

In January 2003, the FASB issued Interpretation No. 46, Consolidation of Variable Interest Entities – an interpretation of ARB No. 51 (FIN 46). Accounting Research Bulletin No. 51, Consolidated Financial Statements (ARB 51), states that consolidation is usually necessary when a company has a “controlling financial interest” in another company, a condition most commonly achieved via ownership of a majority voting interest. FIN 46 clarifies the application of ARB 51 to certain VIEs where: (i) the equity investors are not empowered to make sufficient decisions about the entity’s operations, or do not receive expected returns or absorb expected losses commensurate with their equity ownership; or (ii) the entity does not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. VIEs are consolidated by their primary beneficiary, which is a party having a majority of the entity’s expected losses, expected residual returns, or both. A company holding a significant variable interest in a VIE but not deemed the primary beneficiary is subject to certain disclosure requirements specified by FIN 46. FIN 46 applied to entities formed after January 31, 2003. In October 2003, the FASB delayed the implementation date of FIN 46 for VIEs formed prior to January 31, 2003 to interim periods ending after December 15, 2003, with earlier adoption permitted.

In December 2003, the FASB issued FIN 46R, which required all public companies to apply the provisions of FIN 46 or FIN 46R to special purpose entities created prior to February 1, 2003. Once adopted by an entity, FIN 46R replaces FIN 46. At a minimum, public companies were required to apply the provisions of FIN 46R or the unmodified provisions of FIN 46 to entities that were considered “special purpose entities” in practice and under applicable GAAP by the end of the first reporting period ending after December 15, 2003. Companies were permitted to apply either FIN 46 or FIN 46R to special purpose entities at the initial effective date on an entity-by-entity basis. The Company has no variable interests in special purpose entities. The primary difference between FIN 46R and FIN 46 was the criteria to be followed in determining the primary beneficiary. The primary beneficiary could be different based on the two Interpretations. The Company adopted the remaining provisions of FIN 46R effective January 1, 2004. See Note 19 for further discussion.

In May 2003, the FASB issued SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity (SFAS 150). SFAS 150 establishes standards for the classification and measurement of certain freestanding financial instruments that embody obligations of the issuer and have characteristics of both liabilities and equity. Further, SFAS 150 requires disclosure regarding the terms of those instruments and settlement alternatives. As originally issued, the guidance in SFAS 150 was generally effective for financial instruments entered into or modified after May 31, 2003, and otherwise effective at the beginning of the first interim period beginning after June 15, 2003. Adjustments required as a result of the application of SFAS 150 to existing instruments should be reported as the cumulative effect of a change in accounting principle. In November 2003, the FASB issued FSP No. 150-3, Effective Date, Disclosures, and Transition for Mandatorily Redeemable Financial Instruments of Certain Nonpublic Entities and Certain Mandatorily Redeemable Noncontrolling Interests under FASB Statement No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity (FSP 150-3). FSP 150-3 clarified that SFAS 150 does not apply to certain mandatorily redeemable financial instruments issued by limited-life subsidiaries, including those issued by subsidiary trusts of the Company. The adoption of SFAS 150 on July 1, 2003 had no impact on the Company’s financial position or results of operations.

NATIONWIDE LIFE INSURANCE COMPANY AND SUBSIDIARIES

(a wholly-owned subsidiary of Nationwide Financial Services, Inc.)

Notes to Consolidated Financial Statements, Continued

In April 2003, the FASB released SFAS No. 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities (SFAS 149). SFAS 149 amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities (SFAS 133). SFAS 149 is generally effective for contracts entered into or modified after June 30, 2003. The adoption of SFAS 149 on July 1, 2003 had no impact on the Company’s financial position or results of operations.

In April 2003, the FASB released Statement 133 Implementation Issue B36, Embedded Derivatives: Modified Coinsurance Arrangements and Debt Instruments That Incorporate Credit Risk Exposures That Are Unrelated or Only Partially Related to the Creditworthiness of the Obligor under Those Instruments (DIG B36). DIG B36 addresses the need to separately account for an embedded derivative within a reinsurer’s receivable and ceding company’s payable arising from modified coinsurance or similar arrangements. Paragraph 12.a. of SFAS 133 indicates that an embedded derivative must be separated from the host contract (i.e. bifurcated) if the economic characteristics and risks of the embedded derivative instrument are not clearly and closely related to the economic characteristics and risks of the host contract. DIG B36 concludes that bifurcation is necessary in a modified coinsurance or similar arrangement because the yield on the receivable and payable is based on or referenced to a specified proportion of the ceding company’s return on either its general account assets or a specified block of those assets, rather than the overall creditworthiness of the ceding company. The effective date of implementation was the first day of the first fiscal quarter beginning after September 15, 2003 (October 1, 2003 for the Company). Upon adoption of DIG B36 on October 1, 2003, the Company recorded a derivative liability of $0.9 million, deferred taxes of $0.3 million and a charge of $0.6 million as the cumulative effect of adoption of this accounting principle.

(4)	Risk Disclosures

The following is a description of the most significant risks facing the Company and how it mitigates those risks:

Credit Risk: The risk that issuers of securities, mortgagees on real estate mortgage loans or other parties, including reinsurers and derivatives counterparties, default on their contractual obligations. The Company mitigates this risk by adhering to investment policies that provide portfolio diversification on an asset class, creditor, and industry basis, and by complying with investment limitations governed by state insurance laws and regulations, as applicable. The Company actively monitors and manages exposures, including restructuring, reducing, or liquidating investments; determines whether any securities are impaired or loans are deemed uncollectible; and takes charges in the period such assessments are made. The ratings of reinsurers who owe the Company money are regularly monitored along with outstanding balances as part of the Company’s reinsurance collection process, with timely follow-up on delayed payments. The aggregate credit risk taken in the investment portfolio is influenced by management’s risk/return preferences, the economic and credit environment, the relationship of credit risk in the asset portfolio to other business risks that the Company is exposed to, and the Company’s current and expected future capital position.

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

Legal/Regulatory Risk: The risk that changes in the legal or regulatory environment in which an insurer operates will result in increased competition, reduced demand for a company’s products, or additional expenses not anticipated by the insurer in pricing its products. The Company mitigates this risk by offering a wide range of products and by operating throughout the U.S., thus reducing its exposure to any single product or jurisdiction, and also by employing practices that identify and minimize the adverse impact of this risk.

NATIONWIDE LIFE INSURANCE COMPANY AND SUBSIDIARIES

(a wholly-owned subsidiary of Nationwide Financial Services, Inc.)

Notes to Consolidated Financial Statements, Continued

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

Financial Instruments with Off-Balance Sheet Risk: The Company is a party to financial instruments with off-balance sheet risk in the normal course of business through management of its investment portfolio. These financial instruments include commitments to extend credit in the form of loans. These instruments involve, to varying degrees, elements of credit risk in excess of amounts recognized on the consolidated balance sheets.

Commitments to fund fixed rate mortgage loans on real estate are agreements to lend to a borrower and are subject to conditions established in the underlying contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a deposit. Commitments extended by the Company are based on management’s case-by-case credit evaluation of the borrower and the borrower’s loan collateral. The underlying mortgaged property represents the collateral if the commitment is funded. The Company’s policy for new mortgage loans on real estate is generally to lend no more than 80% of collateral value. Should the commitment be funded, the Company’s exposure to credit loss in the event of nonperformance by the borrower is represented by the contractual amounts of these commitments less the net realizable value of the collateral. The contractual amounts also represent the cash requirements for all unfunded commitments. Commitments on mortgage loans on real estate of $243.7 million extending into 2005 were outstanding as of December 31, 2004. The Company also had $68.1 million of commitments to purchase fixed maturity securities outstanding as of December 31, 2004.

Notional amounts of derivative financial instruments, primarily interest rate swaps, interest rate futures contracts and foreign currency swaps, significantly exceed the credit risk associated with these instruments and represent contractual balances on which calculations of amounts to be exchanged are based. Credit exposure is limited to the sum of the aggregate fair value of positions that have become favorable to the Company, including accrued interest receivable due from counterparties. Potential credit losses are minimized through careful evaluation of counterparty credit standing, selection of counterparties from a limited group of high quality institutions, collateral agreements and other contract provisions. Any exposures related to derivative activity are aggregated with other credit exposures between the Company and the derivative counterparty to assess adherence to established credit limits. As of December 31, 2004, the Company’s credit risk from these derivative financial instruments was $46.3 million, net of $415.7 million of cash collateral and $222.5 million in securities pledged as collateral.

Equity Market Risk: Asset fees calculated as a percentage of the separate account assets are a significant source of revenue to the Company. As of December 31, 2004, approximately 82% of separate account assets were invested in equity mutual funds. Gains and losses in the equity markets result in corresponding increases and decreases in the Company’s separate account assets and reported asset fee revenue. In addition, a decrease in separate account assets may decrease the Company’s expectations of future profit margins due to a decrease in asset fee revenue and/or an increase in GMDB or guaranteed minimum accumulation benefit (GMAB) claims, which may require the Company to accelerate the amortization of DAC.

NATIONWIDE LIFE INSURANCE COMPANY AND SUBSIDIARIES

(a wholly-owned subsidiary of Nationwide Financial Services, Inc.)

Notes to Consolidated Financial Statements, Continued

Many of the Company’s individual variable annuity contracts offer GMDB features. A GMDB generally provides a benefit if the annuitant dies and the contract value is less than a specified amount, which may be based on the premiums paid less amounts withdrawn or contract value on a specified anniversary date. A decline in the stock market causing the contract value to fall below this specified amount, which varies from contract to contract based on the date the contract was entered into as well as the GMDB feature elected, will increase the net amount at risk, which is the GMDB in excess of the contract value. This could result in additional GMDB claims. The Company utilizes a combination of risk management techniques to mitigate this risk. In general, for most contracts issued prior to July 2002, the Company obtained reinsurance from independent third parties, whereas for certain contracts issued after December 2002, the Company has been executing an economic hedging program. The GMDB economic hedging program is designed to offset changes in the economic value of the GMDB obligation up to a return of the contract holder’s premium payments. However the first 10% of GMDB claims are not hedged. Currently the program shorts S&P 500 index futures, which provides an offset to changes in the value of the designated obligation. The Company’s economic evaluation of the GMDB obligation is not consistent with current accounting treatment of the GMDB obligation. Therefore, the hedging activity will lead to volatility of earnings. This volatility was negligible in 2004. As of December 31, 2004, the net amount at risk, defined as the excess of the death benefit over the account value, was $1.71 billion before reinsurance and $296.5 million net of reinsurance. As of December 31, 2004 and 2003, the Company’s reserve for GMDB claims was $23.6 million and $21.8 million, respectively. See Note 3 for discussion of the impact of adopting a new accounting principle regarding GMDB reserves in 2004.

The Company also offers certain variable annuity products with a GMAB rider. A GMAB provides the contract holder with a guaranteed return of premium, adjusted proportionately for withdrawals, after a specified period of time (5, 7 or 10 years) selected by the contract holder at the time of issuance of the variable annuity contract. In some cases, the contract holder also has the option, after a specified period of time, to drop the rider and continue the variable annuity contract without the GMAB. The design of the GMAB rider limits the risk to the Company in a variety of ways including the requirement that a significant portion of the premium be allocated to a guaranteed term option (GTO) that is a fixed rate investment, thereby reducing the equity exposure. A GMAB represents an embedded derivative in the variable annuity contract that is required to be separated from and valued apart from the host variable annuity contract. The embedded derivative is carried at fair value and reported in other future policy benefits and claims. The Company initially records an offset to the fair value of the embedded derivative on the balance sheet, which is amortized through the income statement over the term of the GMAB period of the contract. The fair value of the GMAB embedded derivative is calculated based on actuarial assumptions related to the projected benefit cash flows incorporating numerous assumptions including, but not limited to, expectations of contract holder persistency, market returns, correlations of market returns and market return volatility. The Company began selling contracts with the GMAB feature on May 1, 2003. Beginning October 1, 2003, the Company launched an enhanced version of the rider that offered increased equity exposure to the contract holder in return for a higher charge. The Company simultaneously began economically hedging the GMAB exposure for those risks that exceed a level it considered acceptable. The GMAB economic hedge consists of shorting interest rate futures and S&P 500 futures contracts and does not qualify for hedge accounting under SFAS 133. See Note 2(c) for discussion of economic hedges. The objective of the GMAB economic hedge strategy is to manage the exposures with risk beyond a level considered acceptable to the Company. The Company is exposed to equity market risk related to the GMAB feature should the growth in the underlying investments, including any GTO investment, fail to reach the guaranteed return level. The GMAB embedded derivative will create volatility in earnings, however the hedging program provides substantial mitigation of this exposure. This volatility was negligible in 2004 and 2003. As of December 31, 2004 and 2003, the fair value of the GMAB embedded derivative was valued at $20.6 million and $4.3 million, respectively. The increase in the fair value of the GMAB embedded derivative was driven by the value of new business sold during 2004.

Significant Concentrations of Credit Risk: The Company grants mainly commercial mortgage loans on real estate to customers throughout the U.S. As of December 31, 2004, the Company had a diversified portfolio with no more than 25.1% in any geographic region of the U.S. and no more than 1.6% with any one borrower. As of December 31, 2004, 30.0% of the carrying value of the Company’s commercial mortgage loan portfolio financed retail properties.

Significant Business Concentrations: As of December 31, 2004, the Company did not have a material concentration of financial instruments in a single investee, industry or geographic location. Also, the Company did not have a concentration of business transactions with a particular customer, lender or distribution source, a market or geographic area in which business is conducted that makes it overly vulnerable to a single event which could cause a severe impact to the Company’s financial position.

NATIONWIDE LIFE INSURANCE COMPANY AND SUBSIDIARIES

(a wholly-owned subsidiary of Nationwide Financial Services, Inc.)

Notes to Consolidated Financial Statements, Continued

Guarantee Risk: In connection with the selling of securitized interests in Low-Income-Housing Tax Credit Funds (Tax Credit Funds), the Company guarantees a specified minimum return to the investor. The guaranteed return varies by transaction and follows general market trends. The Company’s risk related to securitized interests in Tax Credit Funds is that the tax benefits provided to the investor are not sufficient to provide the guaranteed cumulative after-tax yields. The Company mitigates these risks by having qualified individuals with extensive industry experience perform due diligence on each of the underlying properties to ensure they will be capable of delivering the amount of credits anticipated and by requiring cash reserves to be held at various levels within these structures to provide for possible shortfalls in the amount of credits generated. See Note 18 for further discussion of Tax Credit Funds.

Reinsurance: The Company has entered into reinsurance contracts to cede a portion of its general account life, annuity and health business. Total amounts recoverable under these reinsurance contracts include ceded reserves, paid and unpaid claims, and certain other amounts and totaled $894.3 million as of December 31, 2004. The contracts are immaterial to the Company’s results of operations. The ceding of risk does not discharge the original insurer from its primary obligation to the contract holder. Under the terms of the contracts, trusts have been established as collateral for the recoveries. The trust assets are invested in investment grade securities, the fair value of which must at all times be greater than or equal to 100% or 102% of the reinsured reserves, as outlined in each of the underlying contracts.

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

Collateral – Securities Lending: The Company, through its agent, lends certain portfolio holdings and in turn receives cash collateral. The cash collateral is invested in high-quality short-term investments. The Company’s policy requires a minimum of 102% of the fair value of the securities loaned to be maintained as collateral. Net returns on the investments, after payment of a rebate to the borrower, are shared between the Company and its agent. Both the borrower and the Company can request or return the loaned securities at any time. The Company maintains ownership of the securities at all times and is entitled to receive from the borrower any payments for interest or dividends received on such securities during the loan term.

(5)	Fair Value of Financial Instruments

The following disclosures summarize the carrying amount and estimated fair value of the Company’s financial instruments. Certain assets and liabilities are specifically excluded from the disclosure requirements for financial instruments. For this reason, among others, the aggregate fair value amounts presented do not represent the underlying value of the Company.

The fair value of a financial instrument is defined as the amount at which the financial instrument could be bought or sold, or in the case of liabilities incurred or settled, in a current transaction between willing parties. In cases where quoted market prices are not available, fair value is to be based on the best information available in the circumstances. Such estimates of fair value should consider prices for similar assets or similar liabilities and the results of valuation techniques to the extent available in the circumstances. Examples of valuation techniques include the present value of estimated expected future cash flows using discount rates commensurate with the risks involved, option-pricing models, matrix pricing, option-adjusted spread models and fundamental analysis. Valuation techniques for measuring assets and liabilities must be consistent with the objective of measuring fair value and should incorporate assumptions that market participants would use in their estimates of values, future revenues, and future expenses, including assumptions about interest rates, default, prepayment and volatility. Many of the Company’s assets and liabilities subject to the disclosure requirements are not actively traded, requiring fair values to be estimated by management using matrix pricing, present value or other suitable valuation techniques. These techniques are significantly affected by the assumptions used, including the discount rate and estimates of future cash flows. Although fair value estimates are calculated using assumptions that management believes are appropriate, changes in assumptions could cause these estimates to vary materially. In that regard, the derived fair value estimates cannot be substantiated by comparison to independent markets and, in many cases, could not be realized in the immediate settlement of the instruments.

NATIONWIDE LIFE INSURANCE COMPANY AND SUBSIDIARIES

(a wholly-owned subsidiary of Nationwide Financial Services, Inc.)

Notes to Consolidated Financial Statements, Continued

Although insurance contracts are specifically exempted from the disclosure requirements (other than those that are classified as investment contracts), the Company’s estimate of the fair values of policy reserves on life insurance contracts is provided to make the fair value disclosures more meaningful.

The tax ramifications of the related unrealized gains and losses can have a significant effect on the estimates of fair value and have not been considered in arriving at such estimates.

In estimating its fair value disclosures, the Company used the following methods and assumptions:

Fixed maturity and equity securities available-for-sale: The fair value of fixed maturity and marketable equity securities is generally obtained from independent pricing services based on market quotations. For fixed maturity securities not priced by independent services (generally private placement securities and securities that do not trade regularly), an internally developed pricing model or “corporate pricing matrix” is most often used. The corporate pricing matrix is developed by obtaining spreads versus the U.S. Treasury yield for corporate securities with varying weighted average lives and bond ratings. The weighted average life and bond rating of a particular fixed maturity security to be priced using the corporate matrix are important inputs into the model and are used to determine a corresponding spread that is added to the U.S. Treasury yield to create an estimated market yield for the that bond. The estimated market yield and other relevant factors are then used to estimate the fair value of the particular fixed maturity security. Additionally, for valuing certain fixed maturity securities with complex cash flows such as certain mortgage-backed and asset-backed securities, a “structured product model” is used. The structured product model uses third party pricing tools. For securities for which quoted market prices are not available and for which the Company’s structured product model is not suitable for estimating fair values, qualified company representatives determine the fair value using other modeling techniques, primarily using a commercial software application utilized in valuing complex securitized investments with variable cash flows. As of December 31, 2004, 70.0% of the fair values of fixed maturity securities were obtained from independent pricing services, 21.2% from the Company’s pricing matrices and 8.8% from other sources.

Mortgage loans on real estate, net: The fair values of mortgage loans on real estate are estimated using discounted cash flow analyses based on interest rates currently being offered for similar loans to borrowers with similar credit ratings. Loans with similar characteristics are aggregated for purposes of the calculations. Estimated fair value is based on the present value of expected future cash flows discounted at the loan’s effective interest rate.

Policy loans, short-term investments and cash: The carrying amounts reported in the consolidated balance sheets for these instruments approximate their fair values.

Separate account assets and liabilities: The fair values of assets held in separate accounts are based on quoted market prices of the underlying securities. The fair value of liabilities related to separate accounts are the amounts payable on demand, which are net of certain surrender charges.

Investment contracts: The fair values of the Company’s liabilities under investment type contracts are based on one of two methods. For investment contracts without defined maturities, fair value is the amount payable on demand. For investment contracts with known or determined maturities, fair value is estimated using discounted cash flow analysis. Interest rates used in this analysis are similar to currently offered contracts with maturities consistent with those remaining for the contracts being valued.

Policy reserves on life insurance contracts: Included are disclosures for individual life insurance, COLI, BOLI, universal life insurance and supplementary contracts with life contingencies for which the estimated fair value is the amount payable on demand. Also included are disclosures for the Company’s limited payment policies for which the Company has used discounted cash flow analyses similar to those used for investment contracts with known maturities to estimate fair value.

Short-term debt and collateral received-securities lending and derivatives: The carrying amounts reported in the consolidated balance sheets for these instruments approximate their fair values.

Long-term debt, payable to NFS: The fair values for long-term debt are based on estimated market prices.

NATIONWIDE LIFE INSURANCE COMPANY AND SUBSIDIARIES

(a wholly-owned subsidiary of Nationwide Financial Services, Inc.)

Notes to Consolidated Financial Statements, Continued

Commitments to extend credit: Commitments to extend credit have nominal fair values because of the short-term nature of such commitments. See Note 4.

Interest rate and cross-currency interest rate swaps: The fair values for interest rate and cross-currency interest rate swaps are calculated with pricing models using current rate assumptions.

Futures contracts: The fair values for futures contracts are based on quoted market prices.

The following table summarizes the carrying amounts and estimated fair values of financial instruments subject to disclosure requirements and policy reserves on life insurance contracts as of December 31:

	2004		2003
(in millions)	Carrying amount	Estimated fair value	Carrying amount	Estimated fair value
Assets
Investments:
Securities available-for-sale:
Fixed maturity securities	$27,652.0	$27,652.0	$26,946.8	$26,946.8
Equity securities	48.1	48.1	85.6	85.6
Mortgage loans on real estate, net	8,649.2	8,942.7	8,345.8	8,830.0
Policy loans	644.5	644.5	618.3	618.3
Short-term investments	1,645.8	1,645.8	1,860.8	1,860.8
Cash	15.5	15.5	0.1	0.1
Assets held in separate accounts	60,798.7	60,798.7	57,084.5	57,084.5

Liabilities
Investment contracts	(29,196.6)	(26,870.6)	(28,663.4)	(27,239.8)
Policy reserves on life insurance contracts	(7,186.5)	(7,153.9)	(6,715.7)	(6,311.3)
Short-term debt	(215.0)	(215.0)	(199.8)	(199.8)
Long-term debt, payable to NFS	(700.0)	(743.9)	(700.0)	(803.7)
Collateral received – securities lending and derivatives	(1,289.9)	(1,289.9)	(1,521.1)	(1,521.1)
Liabilities related to separate accounts	(60,798.7)	(59,651.2)	(57,084.5)	(56,118.6)

Derivative financial instruments
Interest rate swaps hedging assets	(72.1)	(72.1)	(99.4)	(99.4)
Cross-currency interest rate swaps	495.0	495.0	599.1	599.1
Futures contracts	(6.5)	(6.5)	(25.2)	(25.2)
Other derivatives	36.1	36.1	4.6	4.6

NATIONWIDE LIFE INSURANCE COMPANY AND SUBSIDIARIES

(a wholly-owned subsidiary of Nationwide Financial Services, Inc.)

Notes to Consolidated Financial Statements, Continued

(6)	Derivative Financial Instruments

Qualitative Disclosure

Interest Rate Risk Management

The Company periodically purchases fixed rate investments to back variable rate liabilities. As a result, the Company can be exposed to interest rate risk due to the mismatch between variable rate liabilities and fixed rate assets. To mitigate this risk, the Company enters into various types of derivative instruments to minimize this mismatch, with fluctuations in the fair values of the derivatives offsetting changes in the fair values of the investments resulting from changes in interest rates. The Company principally uses pay fixed/receive variable interest rate swaps and short Euro futures to manage this risk.

Under interest rate swaps, the Company receives variable interest rate payments and makes fixed rate payments. The fixed interest paid on the swap offsets the fixed interest received on the investment, resulting in the Company receiving the variable interest payments on the swap, generally 3-month U.S. LIBOR. The net receipt of a variable rate will then match the variable rate paid on the liability.

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

As a result of entering into commercial mortgage loan and private placement commitments, the Company is exposed to changes in the fair value of such commitments due to changes in interest rates during the commitment period prior to the loans being funded. To manage this risk, the Company enters into short U.S. Treasury futures during the commitment period.

With short U.S. Treasury futures, if interest rates rise (fall), the gains (losses) on the futures will offset the change in fair value of the commitment attributable to the change in interest rates.

The Company periodically purchases variable rate investments (i.e. commercial mortgage loans and corporate bonds). As a result, the Company can be exposed to variability in cash flows and investment income due to changes in interest rates. Such variability poses risks to the Company when the assets are funded with fixed rate liabilities. To manage this risk, the Company may enter into receive fixed/pay variable interest rate swaps.

In using interest rate swaps, the Company receives fixed interest rate payments and makes variable rate payments. The variable interest paid on the swap offsets the variable interest received on the investment, resulting in the Company receiving the fixed interest payments on the swap. The net receipt of a fixed rate will then match the fixed rate paid on the liability.

Foreign Currency Risk Management

In conjunction with the Company’s medium-term note (MTN) program, the Company periodically issues both fixed and variable rate liabilities denominated in foreign currencies. As a result, the Company is exposed to changes in fair value of the liabilities due to changes in foreign currency exchange rates and related interest rates. To manage these risks, the Company enters into cross-currency interest rate swaps to convert these liabilities to a U.S. dollar rate.

For a fixed rate foreign liability, the cross-currency interest rate swap is structured to receive a fixed rate, in the foreign currency and pay a variable U.S. dollar rate, generally 3-month U.S. LIBOR. For a variable rate foreign liability, the cross-currency interest rate swap is structured to receive a variable rate in the foreign currency and pay a variable U.S. dollar rate, generally 3-month U.S. LIBOR. In both cases, the terms of the foreign currency received on the swap will exactly match the terms of the foreign currency paid on the liability, thus eliminating currency risk. Because the resulting cash flows in both cases remain variable, the Company has designated such cross-currency interest rate swaps as fair value hedging relationships.

NATIONWIDE LIFE INSURANCE COMPANY AND SUBSIDIARIES

(a wholly-owned subsidiary of Nationwide Financial Services, Inc.)

Notes to Consolidated Financial Statements, Continued

The Company is exposed to changes in fair value of fixed rate investments denominated in a foreign currency due to changes in foreign currency exchange rates and related interest rates. To manage this risk, the Company uses cross-currency interest rate swaps to convert these assets to variable U.S. dollar rate instruments.

Cross-currency interest rate swaps on investments are structured to pay a fixed rate, in the foreign currency, and receive a variable U.S. dollar rate, generally 3-month U.S. LIBOR. The terms of the foreign currency paid on the swap will exactly match the terms of the foreign currency received on the asset, thus eliminating currency risk. Because the resulting cash inflows remain variable, the Company has designated such cross-currency interest rate swaps in fair value hedging relationships.

Equity Market Risk Management

Many of the Company’s individual variable annuity contracts offer GMDB features. A GMDB generally provides a benefit if the annuitant dies and the contract value is less than a contractually defined amount. Such specified amounts vary from contract to contract based on the date the contract was entered into as well as the GMDB feature elected. A decline in the stock market may cause the contract value to fall below this specified amount and the net amount at risk to increase. The net amount at risk is the amount by which the GMDB exceeds the contract value at any given time and is a primary indicator of potential future GMDB claims. To manage this risk, the Company has implemented a GMDB hedging program for certain new and existing business. The program, which is an economic hedge but does not qualify for hedge accounting under SFAS 133, as discussed in Note 2(c), is designed to offset a specified portion of changes in the value of the GMDB obligation. Currently the program shorts S&P 500 index futures, which in turn provides a partial offset to changes in the value of the designated obligation. Prior to implementation of the GMDB hedging program in 2003, the Company managed the risk of these benefits primarily by entering into reinsurance arrangements. See Note 4 for additional discussion.

The Company also offers certain variable annuity products with a GMAB rider. A GMAB provides the contract holder with a guaranteed return of premium, adjusted proportionately for withdrawals, after a specified period of time (5, 7 or 10 years) selected by the contract holder at the issuance of the variable annuity contract. In some cases, the contract holder also has the option, after a specified period of time, to drop the rider and continue the variable annuity contract without the GMAB. A GMAB is an embedded derivative, and as such, the equity exposure in this product is recognized at fair value, separately from the annuity contract, with changes in fair value recognized in the statements of income. The Company is exposed to equity market risk to the extent that the underlying investment options, which can include fixed and variable components selected by the contract holder, do not generate enough earnings over the life of the contract to at least equal the adjusted premiums. The Company is economically hedging the GMAB exposure for those risks that exceed a level considered acceptable by purchasing interest rate futures and shorting S&P 500 futures. The GMAB economic hedge does not qualify for hedge accounting under SFAS 133. See Note 2(c).

Other Non-Hedging Derivatives

The Company periodically enters into basis swaps (receive one variable rate, pay another variable rate) to better match the cash flows received from the specific variable-rate investments with the variable rate paid on a group of liabilities. While the pay-side terms of the basis swap will line up with the terms of the asset, the Company is not able to match the receive-side terms of the derivative to a specific liability; therefore, basis swaps do not receive hedge accounting treatment.

The Company sells credit default protection on selected debt instruments and combines the credit default swap with selected assets the Company owns to replicate a higher yielding bond. These assets may have sufficient duration for the related liability, but do not earn a sufficient credit spread. The combined credit default swap and investments provide the duration and credit spread targeted by the Company. The credit default swaps do not qualify for hedge accounting treatment.

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

NATIONWIDE LIFE INSURANCE COMPANY AND SUBSIDIARIES

(a wholly-owned subsidiary of Nationwide Financial Services, Inc.)

Notes to Consolidated Financial Statements, Continued

Quantitative Disclosure

Fair Value Hedges

During the years ended December 31, 2004, 2003 and 2002, a net loss of $11.3 million, a net gain of $4.2 million and a net gain of $7.1 million, respectively, were recognized in net realized gains and losses on investments, hedging instruments and hedged items. This represents the ineffective portion of the fair value hedging relationships. There were no gains or losses attributable to the portion of the derivative instruments’ change in fair value excluded from the assessment of hedge effectiveness. There were also no gains or losses recognized in earnings as a result of hedged firm commitments no longer qualifying as fair value hedges.

Cash Flow Hedges

For the years ended December 31, 2004, 2003 and 2002, the ineffective portion of cash flow hedges was a net gain of $1.0 million, a net loss of $5.4 million and a net gain of $1.8 million, respectively. There were no net gains or losses attributable to the portion of the derivative instruments’ change in fair value excluded from the assessment of hedge effectiveness.

The Company anticipates reclassifying less than $0.5 million in losses out of AOCI over the next 12-month period.

In general, the maximum length of time over which the Company is hedging its exposure to the variability in future cash flows associated with forecasted transactions, other than those relating to variable interest on existing financial instruments, is twelve months or less. However, in 2003, the Company did enter into a hedge of a forecasted purchase of shares of a specified mutual fund, where delivery of the shares will occur 30 years in the future. During 2004, 2003 and 2002, the Company did not discontinue any cash flow hedges because the original forecasted transaction was no longer probable. Additionally, no amounts were reclassified from AOCI into earnings due to the probability that a forecasted transaction would not occur.

Other Derivative Instruments, Including Embedded Derivatives

Net realized gains and losses on investments, hedging instruments and hedged items for the years ended December 31, 2004, 2003 and 2002 included a net gain of $8.1 million, a net gain of $11.8 million and a net loss of $2.2 million, respectively, related to other derivative instruments, including embedded derivatives, not designated in hedging relationships. For the years ended December 31, 2004, 2003 and 2002, a net loss of $5.9 million and net gains of $4.2 million and $120.4 million, respectively, were recorded in net realized gains and losses on investments, hedging instruments and hedged items reflecting the change in fair value of cross-currency interest rate swaps hedging variable rate MTNs denominated in foreign currencies. Additional net gains of $5.9 million and $0.9 million and a net loss of $119.6 million were recorded in net realized gains and losses on investments, hedging instruments and hedged items to reflect the change in spot rates of these foreign currency denominated obligations during the years ended December 31, 2004, 2003 and 2002, respectively.

NATIONWIDE LIFE INSURANCE COMPANY AND SUBSIDIARIES

(a wholly-owned subsidiary of Nationwide Financial Services, Inc.)

Notes to Consolidated Financial Statements, Continued

The following table summarizes the notional amount of derivative financial instruments outstanding as of December 31:

(in millions)	2004	2003
Interest rate swaps:
Pay fixed/receive variable rate swaps hedging investments	$1,891.5	$1,954.7
Pay variable/receive fixed rate swaps hedging investments	152.8	188.2
Pay variable/receive variable rate swaps	145.0	154.0
Pay variable/receive fixed rate swaps hedging liabilities	275.0	500.0
Pay variable/receive variable rate swaps hedging liabilities	280.0	430.0
Pay fixed/receive variable rate swaps hedging liabilities	275.0	—
Other contracts hedging investments	43.9	10.0
Cross-currency interest rate swaps:
Hedging foreign currency denominated investments	400.9	580.1
Hedging foreign currency denominated liabilities	2,028.8	2,643.9
Credit default swaps and other non-hedging instruments	836.0	832.5
Equity option contracts	190.9	—
Futures contracts	387.0	2,615.8

Total	$6,906.8	$9,909.2

NATIONWIDE LIFE INSURANCE COMPANY AND SUBSIDIARIES

(a wholly-owned subsidiary of Nationwide Financial Services, Inc.)

Notes to Consolidated Financial Statements, Continued

(7)	Investments

The following table summarizes the amortized cost, gross unrealized gains and losses, and estimated fair values of securities available-for-sale as of the dates indicated:

(in millions)	Amortized cost	Gross unrealized gains	Gross unrealized losses	Estimated fair value
December 31, 2004:
Fixed maturity securities:
U.S. Treasury securities and obligations of U.S. Government corporations	$81.1	$13.9	$0.1	$94.9
Agencies not backed by the full faith and credit of the U.S. Government[1]	1,101.0	81.6	1.0	1,181.6
Obligations of states and political subdivisions	246.8	3.1	2.7	247.2
Debt securities issued by foreign governments	41.6	2.7	0.1	44.2
Corporate securities
Public	10,192.0	448.9	26.4	10,614.5
Private	6,633.6	342.9	24.1	6,952.4
Mortgage-backed securities – U.S. Government-backed	4,628.8	59.5	16.3	4,672.0
Asset-backed securities	3,783.8	87.7	26.3	3,845.2

Total fixed maturity securities	26,708.7	1,040.3	97.0	27,652.0
Equity securities	37.7	10.5	0.1	48.1

Total securities available-for-sale	$26,746.4	$1,050.8	$97.1	$27,700.1

December 31, 2003:
Fixed maturity securities:
U.S. Treasury securities and obligations of U.S. Government corporations and agencies	$1,042.5	$61.0	$1.9	$1,101.6
Obligations of states and political subdivisions	167.6	1.0	5.2	163.4
Debt securities issued by foreign governments	51.8	2.0	0.8	53.0
Corporate securities
Public	10,000.0	503.7	26.2	10,477.5
Private	6,454.2	469.1	25.3	6,898.0
Mortgage-backed securities – U.S. Government-backed	3,990.1	73.9	21.8	4,042.2
Asset-backed securities	4,144.0	129.0	61.9	4,211.1

Total fixed maturity securities	25,850.2	1,239.7	143.1	26,946.8
Equity securities	74.0	11.8	0.2	85.6

Total securities available-for-sale	$25,924.2	$1,251.5	$143.3	$27,032.4

[1]	During the fourth quarter of 2004, the Company began reporting separately amounts for agencies not backed by the full faith and credit of the U.S. Government.

NATIONWIDE LIFE INSURANCE COMPANY AND SUBSIDIARIES

(a wholly-owned subsidiary of Nationwide Financial Services, Inc.)

Notes to Consolidated Financial Statements, Continued

The table below summarizes the amortized cost and estimated fair value of fixed maturity securities available-for-sale, by maturity, as of December 31, 2004. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

(in millions)	Amortized cost	Estimated fair value
Fixed maturity securities available-for-sale:
Due in one year or less	$1,354.4	$1,375.3
Due after one year through five years	7,289.8	7,607.0
Due after five years through ten years	6,807.0	7,150.5
Due after ten years	2,844.9	3,002.0

Subtotal	18,296.1	19,134.8
Mortgage-backed securities – U.S. Government-backed	4,628.8	4,672.0
Asset-backed securities	3,783.8	3,845.2

Total	$26,708.7	$27,652.0

The following table presents the components of unrealized gains on securities available-for-sale, net, as of December 31:

(in millions)	2004	2003
Net unrealized gains, before adjustments and taxes	$953.7	$1,108.2
Adjustment to DAC	(144.6)	(243.7)
Adjustment to future policy benefits and claims	(121.6)	(110.6)
Deferred federal income tax	(240.6)	(264.2)

Net unrealized gains	$446.9	$489.7

The following table presents an analysis of the net (decrease) increase in net unrealized gains on securities available-for-sale for the years ended December 31:

(in millions)	2004	2003	2002
Fixed maturity securities	$(153.3)	$61.9	$625.5
Equity securities	(1.2)	12.4	(11.8)

Net change	$(154.5)	$74.3	$613.7

NATIONWIDE LIFE INSURANCE COMPANY AND SUBSIDIARIES

(a wholly-owned subsidiary of Nationwide Financial Services, Inc.)

Notes to Consolidated Financial Statements, Continued

The following table summarizes by time the gross unrealized losses on securities available-for-sale in an unrealized loss position as of the dates indicated:

	Less than or equal to one year		More than one year		Total
(in millions)	Estimated fair value	Gross unrealized losses	Estimated fair value	Gross unrealized losses	Estimated fair value	Gross unrealized losses
December 31, 2004:
Fixed maturity securities:
U.S. Treasury securities and obligations of U.S. Government corporations	$5.7	$0.1	$0.2	$—	$5.9	$0.1
Agencies not backed by the full faith and credit of the U.S. Government[1]	179.9	1.0	—	—	179.9	1.0
Obligations of states and political subdivisions	68.6	0.5	52.7	2.2	121.3	2.7
Debt securities issued by foreign governments	—	—	7.5	0.1	7.5	0.1
Corporate securities
Public	1,522.3	17.9	291.5	8.5	1,813.8	26.4
Private	994.2	16.3	184.2	7.8	1,178.4	24.1
Mortgage-backed securities – U.S.						—
Government-backed	1,271.5	10.5	225.1	5.8	1,496.6	16.3
Asset-backed securities	728.0	15.4	229.3	10.9	957.3	26.3

Total fixed maturity securities	4,770.2	61.7	990.5	35.3	5,760.7	97.0
Equity securities	0.7	0.1	—	—	0.7	0.1

Total	$4,770.9	$61.8	$990.5	$35.3	$5,761.4	$97.1

% of gross unrealized losses		64%		36%

December 31, 2003:
Fixed maturity securities:
U.S. Treasury securities and obligations of U.S. Government corporations and agencies	$154.4	$1.9	$—	$—	$154.4	$1.9
Obligations of states and political subdivisions	123.4	5.2	—	—	123.4	5.2
Debt securities issued by foreign governments	19.9	0.8	—	—	19.9	0.8
Corporate securities
Public	1,236.7	24.5	31.7	1.7	1,268.4	26.2
Private	832.3	21.4	49.1	3.9	881.4	25.3
Mortgage-backed securities – U.S.
Government-backed	984.9	21.7	5.3	0.1	990.2	21.8
Asset-backed securities	787.0	36.2	260.4	25.7	1,047.4	61.9

Total fixed maturity securities	4,138.6	111.7	346.5	31.4	4,485.1	143.1
Equity securities	6.2	0.1	2.0	0.1	8.2	0.2

Total	$4,144.8	$111.8	$348.5	$31.5	$4,493.3	$143.3

% of gross unrealized losses		78.0%		22.0%

[1]	During the fourth quarter of 2004, the Company began reporting separately amounts for agencies not backed by the full faith and credit of the U.S. Government.

NATIONWIDE LIFE INSURANCE COMPANY AND SUBSIDIARIES

(a wholly-owned subsidiary of Nationwide Financial Services, Inc.)

Notes to Consolidated Financial Statements, Continued

Proceeds from the sale of securities available-for-sale during 2004, 2003 and 2002 were $2.49 billion, $2.22 billion and $1.53 billion, respectively. During 2004, gross gains of $61.5 million ($104.0 million and $42.0 million in 2003 and 2002, respectively) and gross losses of $8.7 million ($27.6 million and $16.6 million in 2003 and 2002, respectively) were realized on those sales.

The Company had $18.0 million and $27.2 million of real estate investments as of December 31, 2004 and 2003, respectively, that were non-income producing during the preceding twelve months.

Real estate is presented at cost less accumulated depreciation of $20.9 million as of December 31, 2004 ($22.4 million as of December 31, 2003). The carrying value of real estate held for disposal totaled $2.8 million and $10.5 million as of December 31, 2004 and 2003, respectively.

The recorded investment of mortgage loans on real estate considered to be impaired was $30.0 million as of December 31, 2004 ($46.3 million as of December 31, 2003), for which the related valuation allowance was $7.6 million ($3.9 million as of December 31, 2003). Impaired mortgage loans with no valuation allowance are a result of collateral dependent loans where the fair value of the collateral is estimated to be greater than the recorded investment of the loan. During 2004, the average recorded investment in impaired mortgage loans on real estate was $10.0 million ($15.4 million in 2003). Interest income recognized on those loans, which is recognized when received using the cash basis method of income recognition, totaled $1.6 million in 2004 ($3.3 million in 2003).

The following table summarizes activity in the valuation allowance account for mortgage loans on real estate for the years ended December 31:

(in millions)	2004	2003	2002
Allowance, beginning of period	$29.1	$43.4	$42.9
Net additions (reductions) charged (credited) to allowance	4.2	(14.3)	0.5

Allowance, end of period	$33.3	$29.1	$43.4

During the third quarter of 2003, the Company refined its analysis of the overall performance of the mortgage loan portfolio and related allowance for mortgage loan losses. This analysis included an evaluation of the current composition of the portfolio, historical losses by property type, current economic conditions and probable losses inherent in the loan portfolio as of the balance sheet date, but not yet identified by specific loan. As a result of the analysis, the total valuation allowance was reduced by $12.1 million.

NATIONWIDE LIFE INSURANCE COMPANY AND SUBSIDIARIES

(a wholly-owned subsidiary of Nationwide Financial Services, Inc.)

Notes to Consolidated Financial Statements, Continued

The following table summarizes net realized losses on investments, hedging instruments and hedged items from continuing operations by source for the years ended December 31:

(in millions)	2004	2003	2002
Realized gains on sales, net of hedging losses:
Fixed maturity securities available-for-sale	$57.5	$98.5	$42.0
Hedging losses on fixed maturity sales	(15.2)	(42.4)	(36.2)
Equity securities available-for-sale	4.0	5.5	—
Real estate	3.7	4.2	14.0
Mortgage loans on real estate	10.7	3.0	3.2
Mortgage loan hedging losses	(4.0)	(2.4)	(1.2)
Other	8.3	—	0.1

Total realized gains on sales	65.0	66.4	21.9

Realized losses on sales, net of hedging gains:
Fixed maturity securities available-for-sale	(7.8)	(27.2)	(15.7)
Hedging gains on fixed maturity sales	3.7	9.2	10.7
Equity securities available-for-sale	(0.9)	(0.4)	(0.9)
Real estate	(1.2)	(0.3)	(3.0)
Mortgage loans on real estate	(6.8)	(5.0)	(3.3)
Mortgage loan hedging gains	2.2	0.5	0.9
Other	(1.9)	(2.0)	(1.0)

Total realized losses on sales	(12.7)	(25.2)	(12.3)

Other-than-temporary and other investment impairments:
Fixed maturity securities available-for-sale	(79.7)	(159.4)	(111.6)
Equity securities available-for-sale	(0.6)	(8.0)	—
Real estate	(3.2)	(0.8)	(2.4)
Mortgage loans on real estate, including valuation allowance adjustment	(7.1)	11.7	(6.3)

Total other-than-temporary and other investment impairments	(90.6)	(156.5)	(120.3)

Credit default swaps	0.3	13.3	(6.4)
Periodic net coupon settlements on non-qualifying derivatives	6.6	15.6	8.9
Other derivatives	(5.0)	1.2	9.5

Total unrelated parties	(36.4)	(85.2)	(98.7)
Gain on sale of limited partnership - related parties	—	—	23.2

Net realized losses on investments, hedging instruments and hedged items	$(36.4)	$(85.2)	$(75.5)

NATIONWIDE LIFE INSURANCE COMPANY AND SUBSIDIARIES

(a wholly-owned subsidiary of Nationwide Financial Services, Inc.)

Notes to Consolidated Financial Statements, Continued

The following table summarizes net investment income from continuing operations by investment type for the years ended December 31:

(in millions)	2004	2003	2002
Securities available-for-sale:
Fixed maturity securities	$1,461.9	$1,453.1	$1,332.5
Equity securities	1.2	1.4	1.9
Mortgage loans on real estate	577.4	579.7	563.8
Real estate	17.9	21.7	26.8
Short-term investments	8.9	9.3	12.6
Derivatives	(94.3)	(107.2)	(85.2)
Other	78.4	64.8	31.0

Gross investment income	2,051.4	2,022.8	1,883.4
Less investment expenses	50.9	49.7	50.5

Net investment income	$2,000.5	$1,973.1	$1,832.9

Fixed maturity securities with an amortized cost of $52.3 million and $7.8 million as of December 31, 2004 and 2003, respectively, were on deposit with various regulatory agencies as required by law.

As of December 31, 2004 and 2003, the Company had pledged fixed maturity securities with a fair value of $51.4 million and $101.2 million, respectively, as collateral to various derivative counterparties.

As of December 31, 2004 and 2003, the Company had received $874.2 million and $976.6 million, respectively, of cash collateral on securities lending and $415.7 million and $544.5 million, respectively, of cash for derivative collateral. As of December 31, 2004, the Company had received $191.8 million of non-cash collateral on securities lending. Both the cash and non-cash collateral amounts are included in short-term investments with a corresponding liability recorded in other liabilities. As of December 31, 2004 and 2003, the Company had loaned securities with a fair value of $1.04 billion and $958.1 million, respectively. The Company also held $222.5 million and $163.0 million of securities as off-balance sheet collateral on derivative transactions as of December 31, 2004 and 2003, respectively.

(8)	Deferred Policy Acquisition Costs

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

Therefore, in 2002, the Company recorded an acceleration of DAC amortization totaling $347.1 million, before tax, or $225.6 million, net of $121.5 million of tax benefit, which has been reported in the following segments in the amounts indicated, net of tax: Individual Investments - $213.4 million, Retirement Plans - $7.8 million and Individual Protection - $4.4 million. The acceleration of DAC amortization was the result of unlocking certain assumptions underlying the calculation of DAC for investment products and variable universal life insurance products. The most significant assumption changes were the resetting of the Company’s anchor date for reversion to the mean calculations to September 30, 2002, resetting the assumption for annual net separate account growth to 8% during the three-year reversion period for all investment products and variable life insurance products, and increasing the future lapses and costs related to GMDB on individual variable annuity contracts. These adjustments were primarily driven by the sustained downturn in the equity markets.

NATIONWIDE LIFE INSURANCE COMPANY AND SUBSIDIARIES

(a wholly-owned subsidiary of Nationwide Financial Services, Inc.)

Notes to Consolidated Financial Statements, Continued

(9)	Variable Annuity Contracts

The Company issues traditional variable annuity contracts through its separate accounts, for which investment income and gains and losses on investments accrue directly to, and investment risk is borne by, the contract holder. The Company also issues non-traditional variable annuity contracts in which the Company provides various forms of guarantees to benefit the related contract holders. There are three primary guarantee types that are provided under non-traditional variable annuity contracts: (1) GMDB; (2) GMAB; and (3) GMIB.

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

NATIONWIDE LIFE INSURANCE COMPANY AND SUBSIDIARIES

(a wholly-owned subsidiary of Nationwide Financial Services, Inc.)

Notes to Consolidated Financial Statements, Continued

The following table summarizes the account values and net amount at risk, net of reinsurance, for variable annuity contracts with guarantees invested in both general and separate accounts as of the dates indicated:

	December 31, 2004			December 31, 2003
(in millions)	Account value	Net amount at risk[1]	Wtd. avg. attained age	Account value	Net amount at risk[1]	Wtd. avg. attained age
GMDB:
Return of premium	$9,675.4	$54.1	59	$9,700.4	$199.8	56
Reset	17,315.9	153.2	62	17,021.2	569.4	61
Ratchet	9,621.0	42.3	64	7,793.4	140.9	63
Rollup	638.6	9.7	68	647.7	22.2	68
Combo	2,519.9	19.2	67	2,128.7	39.6	67

Subtotal	39,770.8	278.5	62	37,291.4	971.9	61
Earnings enhancement	310.1	18.0	60	314.1	10.9	59

Total - GMDB	$40,080.9	$296.5	62	$37,605.5	$982.8	61

GMAB:
5 Year	$460.6	$0.1	N/A	$79.9	$0.1	N/A
7 Year	568.4	—	N/A	125.5	0.4	N/A
10 Year	304.0	—	N/A	43.4	0.1	N/A

Total - GMAB	$1,333.0	$0.1	N/A	$248.8	$0.6	N/A

GMIB[2]:
Ratchet	$437.7	$—	N/A	$416.6	$—	N/A
Rollup	1,188.2	—	N/A	1,131.9	—	N/A
Combo	1.0	—	N/A	1.1	—	N/A

Total - GMIB	$1,626.9	$—	N/A	$1,549.6	$—	N/A

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

NATIONWIDE LIFE INSURANCE COMPANY AND SUBSIDIARIES

(a wholly-owned subsidiary of Nationwide Financial Services, Inc.)

Notes to Consolidated Financial Statements, Continued

The following table is a rollforward of the liabilities for guarantees on variable annuity contracts reflected in the Company’s general account for the years indicated:

(in millions)	GMDB	GMAB	GMIB	Total
Balance as of December 31, 2002	$13.7	$—	$—	$13.7
Expense provision	30.0	—	—	30.0
Net claims paid	(21.9)	—	—	(21.9)
Value of new business sold	—	4.7	—	4.7
Change in fair value	—	(0.4)	—	(0.4)

Balance as of December 31, 2003	21.8	4.3	—	26.1
Expense provision	25.0	—	0.8	25.8
Net claims paid	(23.2)	—	—	(23.2)
Value of new business sold	—	24.7	—	24.7
Change in fair value	—	(8.4)	—	(8.4)

Balance as of December 31, 2004	$23.6	$20.6	$0.8	$45.0

The following table summarizes account balances of contracts with guarantees that were invested in separate accounts as of the dates indicated:

(in millions)	December 31, 2004	December 31, 2003
Mutual funds:
Bond	$4,136.8	$4,370.7
Domestic equity	27,402.4	24,612.9
International equity	1,831.3	1,508.4

Total mutual funds	33,370.5	30,492.0
Money market funds	1,313.6	1,620.3

Total	$34,684.1	$32,112.3

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

The following assumptions and methodology were used to determine the GMDB claim reserves as of December 31, 2004 and December 31, 2003 (except where noted otherwise):

•	Data used was based on a combination of historical numbers and future projections involving 50 and 250 stochastically generated economic scenarios as of December 31, 2004 and 2003, respectively

•	Mean gross equity performance – 8.1%

•	Equity volatility – 18.7%

•	Mortality – 100% of Annuity 2000 table

•	Asset fees – equivalent to mutual fund and product loads

•	Discount rate – 8.0%

NATIONWIDE LIFE INSURANCE COMPANY AND SUBSIDIARIES

(a wholly-owned subsidiary of Nationwide Financial Services, Inc.)

Notes to Consolidated Financial Statements, Continued

Lapse rate assumptions vary by duration as shown below:

Duration (years)	1	2	3	4	5	6	7	8	9	10+
Minimum	4.50%	5.50%	6.50%	8.50%	10.50%	10.50%	10.50%	17.50%	17.50%	17.50%
Maximum	4.50%	8.50%	11.50%	17.50%	22.50%	22.50%	22.50%	22.50%	22.50%	19.50%

GMABs are considered embedded derivatives under SFAS 133, as amended, resulting in the related liabilities being separated from the host insurance product and recognized at fair value, with changes in fair value reported in earnings, and therefore, excluded from the SOP 03-1 policy benefits.

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

(10)	Short-Term Debt

The following table summarizes short-term debt as of December 31:

(in millions)	2004	2003
$800.0 million commercial paper program	$134.7	$199.8
$350.0 million securities lending program facility	47.7	—
$250.0 million securities lending program facility	32.6	—

Total short-term debt	$215.0	$199.8

The Company has available as a source of funds a $1.00 billion revolving credit facility entered into by NFS, NLIC and Nationwide Mutual Insurance Company (NMIC) with a group of national financial institutions. The facility provides for several and not joint liability with respect to any amount drawn by any party. The facility provides covenants, including, but not limited to, requirements that the Company maintain consolidated tangible net worth, as defined, in excess of $2.29 billion and NLIC maintain statutory surplus in excess of $1.56 billion. The Company had no amounts outstanding under this agreement as of December 31, 2004. NLIC also has an $800.0 million commercial paper program under which borrowings are unsecured and are issued for terms of 270 days or less. NLIC is required to maintain an available credit facility equal to 50% of any amounts outstanding under the commercial paper program. Therefore, borrowing capacity under the aggregate $1.00 billion revolving credit facility is reduced by 50% of any amounts outstanding under the commercial paper program. NLIC had $134.7 million and $199.8 million in commercial paper outstanding as of December 31, 2004 and 2003, respectively, at a weighted average effective interest rate of 2.14% in 2004 and 1.07% in 2003.

NLIC has entered into an agreement with its custodial bank to borrow against the cash collateral that is posted in connection with its securities lending program. This is an uncommitted facility, which is contingent on the liquidity of the securities lending program. The borrowing facility was established to fund commercial mortgage loans that were originated with the intent of sale through securitization. These loans are collateral for the facility. The maximum amount available under the agreement is $350.0 million. The borrowing rate on this program is equal to one-month U.S. LIBOR. NLIC had $47.7 million outstanding under this agreement as of December 31, 2004.

NATIONWIDE LIFE INSURANCE COMPANY AND SUBSIDIARIES

(a wholly-owned subsidiary of Nationwide Financial Services, Inc.)

Notes to Consolidated Financial Statements, Continued

In addition to the agreement described above, NMIC has entered into an agreement with its custodial bank to borrow against the cash collateral that is posted in connection with its securities lending program. This is an uncommitted facility, which is contingent on the liquidity of the securities lending program. The borrowing facility was established to fund commercial mortgage loans that were originated with the intent of sale through securitization. These loans are collateral for the facility. Because NLIC has a variable interest in the profits from the securitization of these loans, NLIC consolidates the assets and liabilities associated with these loans and the corresponding borrowings in accordance with FIN 46R. The maximum amount available under the agreement is $250.0 million. The borrowing rate on this program is equal to one-month U.S. LIBOR. NMIC had $32.6 million outstanding under this agreement as of December 31, 2004.

The Company paid interest on short-term debt totaling $3.6 million, $1.3 million and $0.7 million in 2004, 2003 and 2002, respectively, including less than $0.1 million, $0.1 million and $0.5 million to NFS in 2004, 2003 and 2002, respectively.

(11)	Long-Term Debt

The following table summarizes surplus notes payable to NFS as of December 31:

(in millions)	2004	2003
8.15% surplus note, due June 27, 2032	$300.0	$300.0
7.50% surplus note, due December 17, 2031	300.0	300.0
6.75% surplus note, due December 23, 2033	100.0	100.0

Total long-term debt	$700.0	$700.0

The Company made interest payments to NFS on surplus notes totaling $50.7 million in 2004, $47.1 million in 2003 and $30.1 million in 2002. Payments of interest and principal under the notes require the prior approval of the ODI.

(12)	Federal Income Tax

Through September 30, 2002, the Company filed a consolidated federal income tax return with NMIC, the ultimate majority shareholder of NFS. Effective October 1, 2002, Nationwide Corporation’s ownership in NFS decreased from 79.8% to 63.0%. Therefore, NFS and its subsidiaries, including the Company, no longer qualify to be included in the NMIC consolidated federal income tax return. The members of the NMIC consolidated federal income tax return group participated in a tax sharing arrangement, which provided, in effect, for each member to bear essentially the same federal income tax liability as if separate tax returns were filed.

Under Internal Revenue Code (IRC) regulations, NFS and its subsidiaries cannot file a life/non-life consolidated federal income tax return until five full years following NFS’ departure from the NMIC consolidated federal income tax return group. Therefore, NFS and its direct non-life insurance company subsidiaries will file a consolidated federal income tax return; NLIC and NLAIC will file a consolidated federal income tax return; and the direct non-life insurance companies under NLIC will file separate federal income tax returns, until 2008, when NFS becomes eligible to file a single life/non-life consolidated federal income tax return with all of its subsidiaries.

NATIONWIDE LIFE INSURANCE COMPANY AND SUBSIDIARIES

(a wholly-owned subsidiary of Nationwide Financial Services, Inc.)

Notes to Consolidated Financial Statements, Continued

The following table summarizes the tax effects of temporary differences that give rise to significant components of the net deferred tax liability as of December 31:

(in millions)	2004	2003
Deferred tax assets:
Future policy benefits	$715.5	$594.8
Derivatives	—	11.7
Other	117.0	104.4

Gross deferred tax assets	832.5	710.9
Less valuation allowance	(7.0)	(7.0)

Deferred tax assets, net of valuation allowance	825.5	703.9

Deferred tax liabilities:
Fixed maturity securities	318.2	390.0
Equity securities and other investments	20.9	42.7
Deferred policy acquisition costs	908.1	840.8
Derivatives	31.2	—
Other	101.9	88.1

Gross deferred tax liabilities	1,380.3	1,361.6

Net deferred tax liability	$554.8	$657.7

In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion of the total gross deferred tax assets will not be realized. Future taxable amounts or recovery of federal income tax paid within the statutory carryback period can offset nearly all future deductible amounts. The valuation allowance was unchanged during 2004, 2003 and 2002.

The Company’s current federal income tax liability was $145.3 million and $106.3 million as of December 31, 2004 and 2003, respectively.

The following table summarizes federal income tax expense attributable to income from continuing operations before the cumulative effect of adoption of accounting principles for the years ended December 31:

(in millions)	2004	2003	2002
Current	$181.5	$106.7	$63.7
Deferred	(61.5)	(10.5)	(55.0)

Federal income tax expense	$120.0	$96.2	$8.7

The customary relationship between federal income tax expense and pre-tax income from continuing operations before the cumulative effect of adoption of accounting principles did not exist in 2002. This was because of the impact of the $121.5 million tax benefit associated with the $347.1 million of accelerated DAC amortization reported in 2002 (see Note 8), which was calculated at the U.S. federal corporate income tax rate of 35%.

NATIONWIDE LIFE INSURANCE COMPANY AND SUBSIDIARIES

(a wholly-owned subsidiary of Nationwide Financial Services, Inc.)

Notes to Consolidated Financial Statements, Continued

Total federal income tax expense for the years ended December 31, 2004, 2003 and 2002 differs from the amount computed by applying the U.S. federal income tax rate to income from continuing operations before federal income tax expense and the cumulative effect of adoption of accounting principles as follows:

	2004		2003		2002
(in millions)	Amount	%	Amount	%	Amount	%
Computed (expected) tax expense	$187.2	35.0	$152.0	35.0	$59.3	35.0
Tax exempt interest and dividends received deduction	(47.2)	(8.8)	(45.7)	(10.5)	(38.9)	(22.9)
Income tax credits	(9.7)	(1.8)	(10.8)	(2.5)	(12.7)	(7.5)
Release of Phase III tax liability	(5.1)	(1.0)	—	—	—	—
Other, net	(5.2)	(1.0)	0.7	0.1	1.0	0.5

Total	$120.0	22.4	$96.2	22.1	$8.7	5.1

The Jobs Creation Act of 2004 suspends policyholder surplus accounts (PSA) during 2005 and 2006 and provides that direct and indirect distributions from the PSA during any taxable year beginning after 2004 and before 2007 be treated as zero. Because NLIC has the ability and intent to distribute this PSA balance to its shareholder during the noted period, the potential tax liability was eliminated as of December 31, 2004 (see “Release of Phase III tax liability” above). The Jobs Creation Act of 2004 had no other significant impact on the Company’s tax position.

Total federal income tax paid was $142.3 million, $176.2 million and $71.0 million during the years ended December 31, 2004, 2003 and 2002, respectively. The 2002 amount includes $56.0 million for previously deferred intercompany gains for tax purposes that became due when NFS no longer qualified for inclusion in the NMIC consolidated federal income tax return.

(13)	Shareholders’ Equity, Regulatory Risk-Based Capital, Retained Earnings and Dividend Restrictions

The State of Ohio, where NLIC and NLAIC are domiciled, imposes minimum risk-based capital requirements that were developed by the NAIC. The formulas for determining the amount of risk-based capital specify various weighting factors that are applied to financial balances or various levels of activity based on the perceived degree of risk. Regulatory compliance is determined by a ratio of total adjusted capital, as defined by the NAIC, to authorized control level risk-based capital, as defined by the NAIC. Companies below specific trigger points or ratios are classified within certain levels, each of which requires specified corrective action. NLIC and NLAIC each exceeded the minimum risk-based capital requirements for all periods presented herein.

The statutory capital and surplus of NLIC as of December 31, 2004 and 2003 was $2.39 billion and $2.23 billion, respectively. The statutory net income of NLIC for the years ended December 31, 2004, 2003 and 2002 was $317.7 million, $444.4 million and $92.5 million, respectively.

The Company is limited in the amount of shareholder dividends it may pay without prior approval by the ODI. As of January 1, 2005, based on statutory financial results as of and for the year ended December 31, 2004, NLIC could pay dividends totaling $192.7 million without obtaining prior approval. On March 1, 2005, NLIC paid a $25.0 million dividend to NFS.

In addition, the payment of dividends by NLIC may also be subject to restrictions set forth in the insurance laws of the State of New York that limit the amount of statutory profits on NLIC’s participating policies (measured before dividends to policyholders) that can inure to the benefit of the Company and its shareholder.

The Company currently does not expect such regulatory requirements to impair its ability to pay future operating expenses, interest and shareholder dividends.

NATIONWIDE LIFE INSURANCE COMPANY AND SUBSIDIARIES

(a wholly-owned subsidiary of Nationwide Financial Services, Inc.)

Notes to Consolidated Financial Statements, Continued

(14)	Comprehensive Income

Comprehensive income includes net income and certain items that are reported directly within separate components of shareholder’s equity that bypass net income (other comprehensive income or loss). The following table summarizes the Company’s other comprehensive (loss) income, before and after federal income tax benefit (expense), for the years ended December 31:

(in millions)	2004	2003	2002
Net unrealized (losses) gains on securities available-for-sale arising during the period:
Gross unrealized (losses) gains	$(182.0)	$(16.7)	$527.5
Adjustment to deferred policy acquisition costs	99.1	56.9	(205.7)
Adjustment to future policy benefits and claims	(11.0)	22.6	(133.2)
Related federal income tax benefit (expense)	33.3	(22.4)	(66.0)

Net unrealized (losses) gains	(60.6)	40.4	122.6

Reclassification adjustment for net realized losses on securities available-for-sale realized during the period:
Gross unrealized losses	27.5	91.0	86.2
Related federal income tax benefit	(9.6)	(31.8)	(30.2)

Net reclassification adjustment	17.9	59.2	56.0

Other comprehensive (loss) income on securities available-for- sale	(42.7)	99.6	178.6

Accumulated net holding (losses) gains on cash flow hedges:
Gross unrealized holding (losses) gains	(47.4)	(40.9)	16.9
Related federal income tax benefit (expense)	16.6	14.3	(5.9)

Other comprehensive (loss) income on cash flow hedges	(30.8)	(26.6)	11.0

Total other comprehensive (loss) income	$(73.5)	$73.0	$189.6

Adjustments for net realized gains and losses on the ineffective portion of cash flow hedges were immaterial during the years ended December 31, 2004, 2003 and 2002, respectively.

NATIONWIDE LIFE INSURANCE COMPANY AND SUBSIDIARIES

(a wholly-owned subsidiary of Nationwide Financial Services, Inc.)

Notes to Consolidated Financial Statements, Continued

(15)	Pension Plan, Postretirement Benefits Other than Pensions and Retirement Savings Plan

The Company, together with other affiliated companies, sponsors pension plans covering all employees of participating companies who have completed at least one year of service and who have met certain age requirements. Plan contributions are invested in a group annuity contract issued by NLIC. All participants are eligible for benefits based on an account balance feature. Most participants are eligible for benefits based on the highest average annual salary of a specified number of consecutive years of the last ten years of service, if it is of greater value than the account balance feature. The Company funds pension costs accrued for direct employees plus an allocation of pension costs accrued for employees of affiliates whose work efforts benefit the Company.

Pension costs charged to operations by the Company during the years ended December 31, 2004, 2003 and 2002 were $13.7 million, $13.2 million and $10.0 million, respectively. The Company recorded prepaid pension assets of $14.6 million and $7.7 million as of December 31, 2004 and 2003, respectively.

In addition to the defined benefit pension plan, the Company, together with certain other affiliated companies, participates in life and health care defined benefit plans for qualifying retirees. Postretirement life and health care benefits are contributory and generally are available to full-time employees, hired prior to June 1, 2000, who have attained age 55 and have accumulated 15 years of service with the Company after reaching age 40. Postretirement health care benefit contributions are adjusted annually and contain cost-sharing features such as deductibles and coinsurance. In addition, there are caps on the Company’s portion of the per-participant cost of the postretirement health care benefits. These caps can increase annually, by no more than 3% through 2006, at which time the cap will be frozen. The Company’s policy is to fund the cost of health care benefits in amounts determined at the discretion of management. Plan assets are invested primarily in group annuity contracts of NLIC.

The Company’s accrued postretirement benefit expense as of December 31, 2004 and 2003 was $49.3 million and $50.5 million, respectively. The net periodic benefit cost for the Company’s postretirement benefit plan as a whole was $1.1 million, $1.1 million and $3.5 million for 2004, 2003 and 2002, respectively.

NATIONWIDE LIFE INSURANCE COMPANY AND SUBSIDIARIES

(a wholly-owned subsidiary of Nationwide Financial Services, Inc.)

Notes to Consolidated Financial Statements, Continued

The following tables summarizes information regarding the funded status of the Company’s pension plan as a whole and the postretirement benefit plan as a whole, both of which are U.S. plans, as of the years ended December 31:

	Pension benefits		Postretirement benefits
(in millions)	2004	2003	2004	2003
Change in benefit obligation:
Benefit obligation at beginning of year	$2,457.0	$2,236.2	$306.8	$269.7
Service cost	121.8	104.0	9.2	9.9
Interest cost	134.0	131.7	17.5	19.5
Participant contributions	—	—	4.1	4.2
Plan amendment	—	1.6	(13.3)	—
Actuarial loss (gain)	125.7	85.1	(10.1)	(2.8)
Benefits paid	(105.4)	(101.6)	(22.3)	(20.4)
Impact of plan merger	—	—	—	26.7

Benefit obligation at end of year	2,733.1	2,457.0	291.9	306.8

Change in plan assets:
Fair value of plan assets at beginning of year	2,242.4	1,965.0	127.5	106.9
Actual return on plan assets	187.3	265.4	6.2	16.5
Employer contributions[1]	130.0	113.6	20.1	20.3
Participant contributions	—	—	4.1	4.2
Benefits paid[1]	(105.4)	(101.6)	(22.3)	(20.4)

Fair value of plan assets at end of year	2,454.3	2,242.4	135.6	127.5

Funded status	(278.8)	(214.6)	(156.3)	(179.3)
Unrecognized prior service cost	25.8	30.3	(103.0)	(103.3)
Unrecognized net loss	298.2	192.1	48.0	56.9
Unrecognized net asset at transition	(1.2)	(2.5)	—	—

Prepaid (accrued) benefit cost, net	$44.0	$5.3	$(211.3)	$(225.7)

Accumulated benefit obligation	$2,271.6	$2,020.2	N/A	N/A

[1]	Employer contributions and benefits paid include only those amounts contributed directly to or paid directly from plan assets.

As a result of the 2004 postretirement health plan change, the effect of a 1% increase or decrease in the assumed health care cost trend rate on the accumulated postretirement benefit obligation (APBO) as a whole as of December 31, 2004 is $1.7 million. There is no effect on the service and interest cost for the year because health care cost trend had no material effect on plan liabilities or expense prior to the plan change at the end of 2004. Prior to 2004, the postretirement health plan costs approximated the employer dollar caps, and the health care cost trend had an immaterial effect on plan obligations and expense for the postretirement benefit plan as a whole. For this reason, the effect of a 1% increase or decrease in the assumed health care cost trend rate on the APBO as of December 31, 2003 and on the net periodic benefit cost for the year ended December 31, 2003 was not calculated.

NATIONWIDE LIFE INSURANCE COMPANY AND SUBSIDIARIES

(a wholly-owned subsidiary of Nationwide Financial Services, Inc.)

Notes to Consolidated Financial Statements, Continued

Effective January 1, 2003, the pension plan was amended to improve benefits for certain participants, resulting in an increase in the projected benefit of $1.6 million. Two significant plan changes were enacted to the postretirement benefit plans as of December 31, 2002. The postretirement medical plan was revised to reflect the current expectation that there will be no further increases in the benefit cap after 2006. Prior to 2007, it is assumed that benefit caps will increase by 3% per year, at which time the cap will be frozen. The postretirement death benefit plan was revised to reflect that all employer subsidies will be phased out beginning in 2007. The 2007 subsidy is assumed to be 2/3 of the current subsidy, and the 2008 subsidy is assumed to be 1/3 of the current amount. There is no employer subsidized benefit assumed after 2008.

The plan sponsor and all participating employers, including the Company, expect to contribute $125.0 million to the pension plan and $18.0 million to the postretirement benefit plan in 2005.

The following table summarizes benefits expected to be paid in each of the next five fiscal years and in the aggregate for the five fiscal years thereafter:

(in millions)	Pension benefits	Postretirement benefits
2005	$110.2	$23.7
2006	112.0	20.6
2007	114.4	20.1
2008	117.6	19.6
2009	125.1	19.1
2010-2014	761.5	107.7

The following table summarizes the weighted average assumptions used to calculate the benefit obligations and funded status of the Company’s pension plan as a whole and the postretirement benefit plan as a whole as of the December 31 measurement date for all plans:

	Pension benefits		Postretirement benefits
	2004	2003	2004	2003
Discount rate	5.00%	5.50%	5.70%	6.10%
Rate of increase in future compensation levels	3.50%	4.00%	—	—
Assumed health care cost trend rate:
Initial rate	—	—	10%[1]	11.00%[1]
Ultimate rate	—	—	5.2%[1]	5.20%[1]
Declining period	—	—	10 Years	11 Years

[1]	The 2004 initial rate was 11.0% for participants over age 65, with an ultimate rate of 5.7%, and the 2003 initial rate was 12.0% for participants over age 65, with an ultimate rate of 5.6%.

NATIONWIDE LIFE INSURANCE COMPANY AND SUBSIDIARIES

(a wholly-owned subsidiary of Nationwide Financial Services, Inc.)

Notes to Consolidated Financial Statements, Continued

The pension plan employs a total return investment approach using a mix of equities and fixed income investments to maximize the long-term return on plan assets in exchange for a prudent level of risk. Risk tolerance is established through careful consideration of plan liabilities, plan funded status and corporate financial condition. Plan language requires investment in a group annuity contract backed by fixed investments with an interest rate guarantee to match liabilities for specific classes of retirees. On a periodic basis, the portfolio is analyzed to establish the optimal mix of assets given current market conditions given the risk tolerance. In the most recent study, asset sub-classes were considered in debt securities (diversified U.S. investment grade bonds, diversified high-yield U.S. securities, international fixed income, emerging markets and commercial mortgage loans) and equity investments (domestic equities, private equities, international equities, emerging market equities and real estate investments). Each asset sub-class chosen contains a diversified blend of securities from that sub-class. Investment mix is measured and monitored continually through regular investment reviews, annual liability measurements and periodic asset/liability studies.

The following table summarizes the asset allocation for the Company’s pension plan as a whole at the end of 2004 and 2003 and the target allocation for 2005, by asset category:

	Target allocation percentage	Percentage of plan assets
Asset Category	2005	2004	2003
Equity securities	40 - 65%	48%	45%
Debt securities	25 - 50%	52%	55%
Real estate	0 - 10%	—	—

Total	—	100%	100%

The postretirement benefit plan employs a total return investment approach using a mix of equities and fixed income investments to maximize the long-term return on plan assets in exchange for a prudent level of risk. Risk tolerance is established through careful consideration of plan liabilities, plan funded status and corporate financial condition. Plan investments for retiree life insurance benefits generally include a retiree life insurance contract issued by NLIC. For retiree medical liabilities, plan investments include both a group annuity contract issued by NLIC backed by fixed investments with an interest rate guarantee and a separate account invested in diversified U.S. equities. Investment mix is measured and monitored continually through regular investment reviews, annual liability measurements and periodic asset/liability studies.

The following table summarizes the asset allocation for the Company’s postretirement benefit plan as a whole at the end of 2004 and 2003 and the target allocation for 2005, by asset category:

	Target allocation percentage	Percentage of plan assets
Asset Category	2005	2004	2003
Equity securities	50 - 80%	60%	59%
Debt securities	20 - 50%	35%	35%
Other	0 - 10%	5%	6%

Total	—	100%	100%

NATIONWIDE LIFE INSURANCE COMPANY AND SUBSIDIARIES

(a wholly-owned subsidiary of Nationwide Financial Services, Inc.)

Notes to Consolidated Financial Statements, Continued

The following table summarizes the components of net periodic benefit cost for the Company’s pension plan as a whole for the years ended December 31:

(in millions)	2004	2003	2002
Service cost	$121.8	$104.0	$103.3
Interest cost	134.0	131.7	135.6
Expected return on plan assets	(167.7)	(156.7)	(178.6)
Recognized net actuarial loss	—	0.1	—
Amortization of prior service cost	4.5	4.5	4.4
Amortization of unrecognized transition asset	(1.3)	(1.3)	(1.3)

Net periodic benefit cost	$91.3	$82.3	$63.4

The following table summarizes the weighted average assumptions used to calculate the Company’s net periodic pension cost, set at the beginning of each year, for the pension plan as a whole:

	2004	2003	2002
Discount rate	5.50%	6.00%	6.50%
Rate of increase in future compensation levels	4.00%	4.50%	4.75%
Expected long-term rate of return on plan assets	7.25%	7.75%	8.25%

The Company employs a prospective building block approach in determining the expected long-term rate of return on plan assets. This process is integrated with the determination of other economic assumptions such as discount rate and salary scale. Historical markets are studied, and long-term historical relationships between equities and fixed income investments are preserved consistent with the widely accepted capital market principle that assets with higher volatility generate a greater return over the long run, called a risk premium. Historical risk premiums are used to develop expected real rates of return for each asset sub-class. The expected real rates of return, reduced for investment expenses, are applied to the target allocation of each asset sub-class to produce an expected real rate of return for the target portfolio. This expected real rate of return will vary by plan and will change when the plan’s target investment portfolio changes. Current market factors such as inflation and interest rates are incorporated into the process. For a given measurement date, the discount rate is set by reference to the yield on high-quality corporate bonds to approximate the rate at which plan benefits could effectively be settled. The historical real rate of return is subtracted from these bonds to generate an assumed inflation rate. The expected long-term rate of return on plan assets is the assumed inflation rate plus the expected real rate of return. This process effectively sets the expected return for the plan’s portfolio at the yield for the reference bond portfolio, adjusted for expected risk premiums of the target asset portfolio. Given the prospective nature of this calculation, short-term fluctuations in the market do not impact the expected risk premiums. However, as the yield for the reference bond fluctuates, the assumed inflation rate and the expected long-term rate are adjusted in tandem.

NATIONWIDE LIFE INSURANCE COMPANY AND SUBSIDIARIES

(a wholly-owned subsidiary of Nationwide Financial Services, Inc.)

Notes to Consolidated Financial Statements, Continued

The following table summarizes the components of net periodic benefit cost for the Company’s postretirement benefit plan as a whole for the years ended December 31:

(in millions)	2004	2003	2002
Service cost	$9.2	$9.9	$13.2
Interest cost	17.5	19.5	22.5
Expected return on plan assets	(8.9)	(8.0)	(9.2)
Recognized net actuarial loss	—	—	0.6
Net amortization and deferral	(12.1)	(9.9)	(0.5)

Net periodic benefit cost	$5.7	$11.5	$26.6

The following table summarizes the weighted average assumptions used to calculate the Company’s net periodic benefit cost, set at the beginning of each year, for the postretirement benefit plan as a whole:

	2004	2003	2002
Discount rate	6.10%	6.60%	7.25%
Expected long-term rate of return on plan assets	7.00%	7.50%	7.75%
Assumed health care cost trend rate:
Initial rate	11%[1]	11.3%[1]	11.00%
Ultimate rate	5.2%[1]	5.7%[1]	5.50%
Declining period	11 Years	11 Years	4 Years

[1]	The 2004 initial rate was 11.0% for participants over 65, with an ultimate rate of 5.7%, and the 2003 initial rate was 12.0% for participants over age 65, with an ultimate rate of 5.6%.

The Company, together with other affiliated companies, sponsors defined contribution retirement savings plans covering substantially all employees of the Company. Employees may make salary deferral contributions of up to 80%. Salary deferrals of up to 6% are subject to a 50% Company match. The Company’s expense for contributions to these plans totaled $5.8 million, $5.5 million and $5.7 million for 2004, 2003 and 2002, respectively, including $0.5 million related to discontinued operations for 2002.

(16)	Related Party Transactions

The Company has entered into significant, recurring transactions and agreements with NMIC and other affiliates as a part of its ongoing operations. The nature of the transactions and agreements include annuity and life insurance contracts, reinsurance agreements, cost sharing agreements, administration services agreements, marketing agreements, office space leases, intercompany repurchase agreements and cash management services agreements. Measures used to allocate expenses among companies include individual employee estimates of time spent, special cost studies, the number of full-time employees, commission expense and other methods agreed to by the participating companies and that are within industry guidelines and practices. In addition, Nationwide Services Company, LLC (NSC), a subsidiary of NMIC, provides computer, telephone, mail, employee benefits administration and other services to NMIC and certain of its direct and indirect subsidiaries, including the Company, based on specified rates for units of service consumed. For the years ended December 31, 2004, 2003 and 2002, the Company made payments to NMIC and NSC totaling $194.6 million, $170.4 million and $135.6 million, respectively. The Company does not believe that expenses recognized under these agreements are materially different than expenses that would have been recognized had the Company operated on a stand-alone basis.

NATIONWIDE LIFE INSURANCE COMPANY AND SUBSIDIARIES

(a wholly-owned subsidiary of Nationwide Financial Services, Inc.)

Notes to Consolidated Financial Statements, Continued

The Company has issued group annuity and life insurance contracts and performs administrative services for various employee benefit plans sponsored by NMIC or its affiliates. Total account values of these contracts were $5.75 billion and $5.22 billion as of December 31, 2004 and 2003, respectively. Total revenues from these contracts were $136.5 million, $138.9 million and $143.3 million for the years ended December 31, 2004, 2003 and 2002, respectively, and include policy charges, net investment income from investments backing the contracts and administrative fees. Total interest credited to the account balances was $107.9 million, $111.8 million and $114.8 million for the years ended December 31, 2004, 2003 and 2002, respectively. The terms of these contracts are consistent in all material respects with what the Company offers to unaffiliated parties who are similarly situated.

Funds of Gartmore Global Investments, Inc. (GGI), an affiliate, are offered to the Company’s customers as investment options in certain of the Company’s products. As of December 31, 2004 and 2003, customer allocations to GGI funds totaled $14.06 billion and $12.80 billion, respectively. For the years ended December 31, 2004 and 2003, GGI paid the Company $44.5 million and $38.6 million, respectively, for the distribution and servicing of these funds.

NLIC has a reinsurance agreement with NMIC whereby all of NLIC’s accident and health business not ceded to unaffiliated reinsurers is ceded to NMIC on a modified coinsurance basis. Either party may terminate the agreement on January 1 of any year with prior notice. Under a modified coinsurance agreement, the ceding company retains invested assets, and investment earnings are paid to the reinsurer. Under the terms of NLIC’s agreements, the investment risk associated with changes in interest rates is borne by the reinsurer. The ceding of risk does not discharge the original insurer from its primary obligation to the policyholder. The Company believes that the terms of the modified coinsurance agreements are consistent in all material respects with what the Company could have obtained with unaffiliated parties. Revenues ceded to NMIC for the years ended December 31, 2004, 2003 and 2002 were $335.6 million, $286.7 million and $325.0 million, respectively, while benefits, claims and expenses ceded were $336.0 million, $247.5 million and $328.4 million, respectively.

Under a marketing agreement with NMIC, NLIC makes payments to cover a portion of the agent marketing allowance that is paid to Nationwide agents. These costs cover product development and promotion, sales literature, rent and similar items. Payments under this agreement totaled $23.2 million, $24.8 million and $24.9 million for the years ended December 31, 2004, 2003 and 2002, respectively.

The Company leases office space from NMIC and certain of its subsidiaries. For the years ended December 31, 2004, 2003 and 2002, the Company made lease payments to NMIC and its subsidiaries of $18.4 million, $17.5 million and $20.2 million, respectively.

The Company also participates in intercompany repurchase agreements with affiliates whereby the seller transfers securities to the buyer at a stated value. Upon demand or after a stated period, the seller will repurchase the securities at the original sales price plus interest. As of December 31, 2004 and 2003, the Company had no borrowings from affiliated entities under such agreements. During 2004, 2003 and 2002, the most the Company had outstanding at any given time was $227.7 million, $126.0 million and $224.9 million, respectively, and the amounts the Company incurred for interest expense on intercompany repurchase agreements were immaterial. The Company believes that the terms of the repurchase agreements are materially consistent with what the Company could have obtained with unaffiliated parties.

The Company and various affiliates entered into agreements with Nationwide Cash Management Company (NCMC), an affiliate, under which NCMC acts as a common agent in handling the purchase and sale of short-term securities for the respective accounts of the participants. Amounts on deposit with NCMC for the benefit of the Company were $498.4 million and $688.7 million as of December 31, 2004 and 2003, respectively, and are included in short-term investments on the consolidated balance sheets. For each of the years in the three-year period ending December 31, 2004, the Company paid NCMC fees and totaling less than $0.1 million under this agreement.

The Company purchased fixed maturity securities available-for-sale from NFN totaling $829.9 million during the year ended December 31, 2004. NFN recorded gross realized gains of $23.4 million on these transactions.

Certain annuity products are sold through affiliated companies, which are also subsidiaries of NFS. Total commissions and fees paid to these affiliates for the years ended December 31, 2004, 2003 and 2002 were $63.1 million, $62.0 million and $50.3 million, respectively.

NATIONWIDE LIFE INSURANCE COMPANY AND SUBSIDIARIES

(a wholly-owned subsidiary of Nationwide Financial Services, Inc.)

Notes to Consolidated Financial Statements, Continued

Through September 30, 2002, the Company filed a consolidated federal income tax return with NMIC, as discussed in more detail in Note 12. Beginning October 1, 2002, NLIC files a consolidated federal income tax return with NLAIC. Total payments to NMIC were $37.4 million, $2.4 million and $71.0 million in the years ended December 31, 2004, 2003 and 2002, respectively. Payments made in 2004 and 2003 relate to tax years prior to deconsolidation.

In the third quarter of 2003, NLIC received a capital contribution of 100% of the common stock of Nationwide Retirement Plan Solutions (NRPS) from NFS. The capital contribution was valued at $0.2 million. Immediately after receipt of this capital contribution, NRPS was dissolved into NLIC.

In the first quarter of 2003, NLIC received a $200.0 million capital contribution from NFS for general corporate purposes.

On March 1, 2005, NLIC paid a $25.0 million dividend to NFS. In 2004 and 2003, NLIC paid dividends to NFS totaling $125.0 million and $60.0 million, respectively. During 2003, NLIC returned capital totaling $100.0 million to NFS.

In addition, in June 2002, NLIC paid a dividend to NFS in the form of all of the shares of common stock of NSI. Therefore, the results of operations of NSI have been reflected as discontinued operations for all periods presented. This was a related party transaction and thus was recorded at the $10.0 million carrying value of the underlying components of the transaction rather than at fair value. This amount represents a non-cash transaction that is not reflected in the consolidated statement of cash flows.

In December 2001, NLIC issued to NFS a 7.50%, $300.0 million surplus note maturing on December 17, 2031. In June 2002, NLIC issued to NFS an 8.15%, $300.0 million surplus note maturing June 27, 2032. In December 2003, NLIC issued to NFS a 6.75%, $100.0 million surplus note maturing December 23, 2033. The Company made interest payments on surplus notes to NFS totaling $50.7 million, $47.1 million and $30.1 million in 2004, 2003 and 2002, respectively. In addition, the Company made interest payments on unsecured notes to NFS totaling less than $0.1 million, $0.1 million and $0.5 million in 2004, 2003 and 2002, respectively. As of December 31, 2004, there were no outstanding balances on unsecured notes to NFS.

(17)	Contingencies

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

NATIONWIDE LIFE INSURANCE COMPANY AND SUBSIDIARIES

(a wholly-owned subsidiary of Nationwide Financial Services, Inc.)

Notes to Consolidated Financial Statements, Continued

The financial services industry, including mutual fund, variable annuity, life insurance and distribution companies, has also been the subject of increasing scrutiny by regulators, legislators and the media over the past two years. Numerous regulatory agencies, including the SEC, the NASD and the New York State Attorney General, have commenced industry-wide investigations regarding late trading and market timing in connection with mutual funds and variable insurance contracts, and have commenced enforcement actions against some mutual fund and life insurance companies on those issues. The Company has been contacted by the SEC and the New York State Attorney General, who are investigating market timing in certain mutual funds offered in insurance products sponsored by the Company. The Company is cooperating with this investigation and is responding to information requests.

In addition, state and federal regulators have commenced investigations or other proceedings relating to compensation and bidding arrangements and possible anti-competitive activities between insurance producers and brokers and issuers of insurance products, and unsuitable sales by producers on behalf of either the issuer or the purchaser. Also under investigation are compensation arrangements between the issuers of variable insurance contracts and mutual funds or their affiliates. Related investigations and proceedings may be commenced in the future. The Company has been contacted by regulatory agencies and state attorneys general for information relating to these investigations into compensation and bidding arrangements, anti-competitive activities and unsuitable sales practices. The Company is cooperating with regulators in connection with these inquiries. NMIC, NFS’ ultimate parent, has been contacted by certain regulators for information on these issues with respect to its operations and the operations of its subsidiaries, including the Company. The Company will cooperate with NMIC in responding to these inquiries to the extent that any inquiries encompass its operations.

These proceedings are expected to continue in the future, and could result in legal precedents and new industry-wide legislation, rules and regulations that could significantly affect the financial services industry, including life insurance and annuity companies. These proceedings could also affect the outcome of one or more of the Company’s litigation matters.

On April 13, 2004, NLIC was named in a class action lawsuit filed in Circuit Court, Third Judicial Circuit, Madison County, Illinois, entitled Woodbury v. Nationwide Life Insurance Company. The plaintiff purports to represent a class of persons in the United States who, through their ownership of a Nationwide annuity or insurance product, held units of any Nationwide sub-account invested in mutual funds which included foreign securities in their portfolios and which allegedly experienced market timing trading activity. The complaint contains allegations of negligence, reckless indifference and breach of fiduciary duty. The plaintiff seeks to recover compensatory and punitive damages in an amount not to exceed $75,000 per plaintiff or class member. NLIC removed this case to the United States District Court for the Southern District of Illinois on June 1, 2004. The plaintiffs moved to remand on June 28, 2004. On July 12, 2004, NLIC filed a memorandum opposing remand and requesting a stay pending the resolution of an unrelated case covering similar issues, which is an appeal from a decision of the same District Court remanding a removed market timing case to an Illinois state court. On July 30, 2004, the U.S. District Court granted NLIC’s request for a stay pending a decision by the Seventh Circuit on the unrelated case mentioned above. On December 27, 2004, the case was transferred to the United States District Court for the District of Maryland and included in the multi-district proceeding there entitled In Re Mutual Funds Investment Litigation. This lawsuit is in a preliminary stage, and NLIC intends to defend it vigorously.

On January 21, 2004, the Company was named in a lawsuit filed in the United States District Court for the Northern District of Mississippi entitled United Investors Life Insurance Company v. Nationwide Life Insurance Company and/or Nationwide Life Insurance Company of America and/or Nationwide Life and Annuity Insurance Company and/or Nationwide Life and Annuity Company of America and/or Nationwide Financial Services, Inc. and/or Nationwide Financial Corporation, and John Does A-Z. In its complaint, plaintiff United Investors alleges that the Company and/or its affiliated life insurance companies caused the replacement of variable insurance policies and other financial products issued by United Investors with policies issued by the Nationwide defendants. The plaintiff raises claims for (1) violations of the Federal Lanham Act, and common law unfair competition and defamation, (2) tortious interference with the plaintiff’s contractual relationship with Waddell & Reed, Inc. and/or its affiliates, Waddell & Reed Financial, Inc., Waddell & Reed Financial Services, Inc. and W&R Insurance Agency, Inc., or with the plaintiff’s contractual relationships with its variable policyholders, (3) civil conspiracy, and (4) breach of fiduciary duty. The complaint seeks compensatory damages, punitive damages, pre- and post-judgment interest, a full accounting, a constructive trust, and costs and disbursements, including attorneys’ fees. The Company filed a motion to dismiss the complaint on June 1, 2004. On February 8, 2005 the court denied the motion to dismiss. The Company intends to defend this lawsuit vigorously

NATIONWIDE LIFE INSURANCE COMPANY AND SUBSIDIARIES

(a wholly-owned subsidiary of Nationwide Financial Services, Inc.)

Notes to Consolidated Financial Statements, Continued

On October 31, 2003, NLIC was named in a lawsuit seeking class action status filed in the United States District Court for the District of Arizona entitled Robert Helman et al v. Nationwide Life Insurance Company et al. The suit challenges the sale of deferred annuity products for use as investments in tax-deferred contributory retirement plans. On April 8, 2004, the plaintiff filed an amended class action complaint on behalf of all persons who purchased an individual variable deferred annuity contract or a certificate to a group variable annuity contract issued by NLIC or Nationwide Life and Annuity Insurance Company (NLAIC) which were allegedly used to fund certain tax-deferred retirement plans. The amended class action complaint seeks unspecified compensatory damages. NLIC filed a motion to dismiss the complaint on May 24, 2004. On July 27, 2004, the court granted NLIC’s motion to dismiss. The plaintiff has appealed that dismissal to the United States Court of Appeals for the Ninth Circuit. NLIC intends to defend this lawsuit vigorously.

On May 1, 2003, NLIC was named in a class action lawsuit filed in the United States District Court for the Eastern District of Louisiana entitled Edward Miller, Individually, and on behalf of all others similarly situated, v. Nationwide Life Insurance Company. The complaint alleges that in 2001, plaintiff Edward Miller purchased three group modified single premium variable annuities issued by NLIC. The plaintiff alleges that NLIC represented in its prospectus and promised in its annuity contracts that contract holders could transfer assets without charge among the various funds available through the contracts, that the transfer rights of contract holders could not be modified and that NLIC’s expense charges under the contracts were fixed. The plaintiff claims that NLIC has breached the contracts and violated federal securities laws by imposing trading fees on transfers that were supposed to have been without charge. The plaintiff seeks compensatory damages and rescission on behalf of himself and a class of persons who purchased this type of annuity or similar contracts issued by NLIC between May 1, 2001 and April 30, 2002 inclusive and were allegedly damaged by paying transfer fees. NLIC’s motion to dismiss the complaint was granted by the District Court on October 28, 2003. The plaintiff appealed that dismissal to the United States Court of Appeals for the Fifth Circuit. On November 22, 2004, the Fifth Circuit Court of Appeals affirmed the judgment of the District Court dismissing the complaint. The time for further appeal by the plaintiff has expired.

On August 15, 2001, the Company was named in a lawsuit filed in the United States District Court for the District of Connecticut entitled Lou Haddock, as trustee of the Flyte Tool & Die, Incorporated Deferred Compensation Plan, et al v. Nationwide Financial Services, Inc. and Nationwide Life Insurance Company. The plaintiffs first amended their complaint on September 5, 2001 to include class action allegations and have subsequently amended their complaint three times. As amended, in the current complaint the plaintiffs seek to represent a class of ERISA qualified retirement plans that purchased variable annuities from NLIC. The plaintiffs allege that they invested ERISA plan assets in their variable annuity contracts and that the Company breached ERISA fiduciary duties by allegedly accepting service payments from certain mutual funds. The complaint seeks disgorgement of some or all of the payments allegedly received by the Company, other unspecified relief for restitution, declaratory and injunctive relief, and attorneys’ fees. On December 13, 2001, the plaintiffs filed a motion for class certification. The plaintiffs filed a supplement to that motion on September 19, 2003. The Company opposed that motion on December 24, 2003. On July 6, 2004, the Company filed a Revised Memorandum in Support of Summary Judgment. The plaintiffs have opposed that motion. The Company intends to defend this lawsuit vigorously.

NATIONWIDE LIFE INSURANCE COMPANY AND SUBSIDIARIES

(a wholly-owned subsidiary of Nationwide Financial Services, Inc.)

Notes to Consolidated Financial Statements, Continued

(18)	Securitization Transactions

The Company has sold $469.3 million of credit enhanced equity interests in Tax Credit Funds to unrelated third parties. The Company has guaranteed cumulative after-tax yields to third party investors ranging from 4.60% to 5.25% over periods ending between 2002 and 2021 and as of December 31, 2004 held guarantee reserves totaling $4.7 million on these transactions. These guarantees are in effect for periods of approximately 15 years each. The Tax Credit Funds provide a stream of tax benefits to the investors that will generate a yield and return of capital. If the tax benefits are not sufficient to provide these cumulative after-tax yields, then the Company must fund any shortfall, which is mitigated by stabilization collateral set aside by the Company at the inception of the transactions. The maximum amount of undiscounted future payments that the Company could be required to pay the investors under the terms of the guarantees is $1.27 billion. The Company does not anticipate making any payments related to the guarantees.

At the time of the sales, $5.1 million of net sale proceeds were set aside as collateral for certain properties owned by the Tax Credit Funds that had not met all of the criteria necessary to generate tax credits. Such criteria include completion of construction and the leasing of each unit to a qualified tenant, among others. Properties meeting the necessary criteria are considered to have “stabilized.” The properties are evaluated regularly, and the collateral is released when stabilized. During 2004 and 2003, $0.1 million and $3.1 million of stabilization collateral had been released into income, respectively.

To the extent there are cash deficits in any specific property owned by the Tax Credit Funds, property reserves, property operating guarantees and reserves held by the Tax Credit Funds are exhausted before the Company is required to perform under its guarantees. To the extent the Company is ever required to perform under its guarantees, it may recover any such funding out of the cash flow distributed from the sale of the underlying properties of the Tax Credit Funds. This cash flow distribution would be paid to the Company prior to any cash flow distributions to unrelated third party investors.

(19)	Variable Interest Entities

As of December 31, 2004, the Company had relationships with 14 VIEs where the Company was the primary beneficiary. Each of these VIEs is a conduit that assists the Company in structured products transactions. One of the VIEs is used in the securitization of mortgage loans, while the others are involved in the sale of Tax Credit Funds to third party investors where the Company provides guaranteed returns (see Note 18). Effective January 1, 2004, the Company began applying the provisions of FIN 46R to these entities. FIN 46R did not require the restatement of any prior periods. As such, for periods subsequent to December 31, 2003, the results of operations and financial position of these VIEs are included along with corresponding minority interest liabilities and related income in the accompanying consolidated financial statements.

The net assets of these VIEs totaled $366.4 million as of December 31, 2004. The most significant components of net assets were $32.1 million of mortgage loans on real estate, $401.2 million of other long-term investments, $35.6 million of other assets, $32.6 million of short-term debt, and $116.3 million of other liabilities. The total exposure to loss on these VIEs where the Company is the primary beneficiary was less than $0.1 million as of December 31, 2004. For the mortgage loan VIE, to which the short-term debt relates, the creditors have no recourse against the Company in the event of default by the VIE.

In addition to the VIEs described above, the Company holds variable interests, in the form of limited partnerships or similar investments, in a number of Tax Credit Funds where the Company is not the primary beneficiary. These investments have been held by the Company for periods of 1 to 8 years and allow the Company to experience certain tax credits and other tax benefits from affordable housing projects. The Company also has certain investments in other securitization transactions that qualify as VIEs, but for which the Company is not the primary beneficiary. The total exposure to loss on these VIEs was $36.3 million as of December 31, 2004.

NATIONWIDE LIFE INSURANCE COMPANY AND SUBSIDIARIES

(a wholly-owned subsidiary of Nationwide Financial Services, Inc.)

Notes to Consolidated Financial Statements, Continued

(20)	Segment Information

Management of the Company views its business primarily based on the underlying products, and this is the basis used for defining its reportable segments. During the second quarter of 2004, the Company reorganized its segment reporting structure and now reports four segments: Individual Investments, Retirement Plans, Individual Protection, and Corporate and Other. The Company has reclassified segment results for all prior periods presented to be consistent with the new reporting structure. The primary segment profitability measure that management uses is pre-tax operating earnings, which is calculated by adjusting income from continuing operations before federal income taxes and the cumulative effect of adoption of accounting principles, if any, to exclude net realized gains and losses on investments, hedging instruments and hedged items, except for periodic net coupon settlements on non-qualifying derivatives and realized gains and losses related to securitizations, if any.

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

The Retirement Plans segment is comprised of the Company’s private- and public-sector retirement plans business. This segment differs from the former Institutional Products segment because it no longer includes the results of the structured products and MTN businesses. The private sector includes IRC Section 401(k) business and the public sector includes IRC Section 457 and Section 401(a) business, both in the form of fixed and variable annuities.

The Individual Protection segment consists of investment life insurance products, including individual variable, COLI and BOLI products, traditional life insurance products and universal life insurance. This segment is unchanged from the former Life Insurance segment. Life insurance products provide a death benefit and generally allow the customer to build cash value on a tax-advantaged basis.

The Corporate and Other segment includes certain structured products business, the MTN program, net investment income not allocated to product segments, periodic net coupon settlements on non-qualifying derivatives, unallocated expenses, interest expense on debt, revenue and expenses of the Company’s non-insurance subsidiaries not reported in other segments, and realized gains and losses related to securitizations. This segment differs from the former Corporate segment as it now includes results from the structured products and MTN businesses, but no longer includes results from the advisory services program.

NATIONWIDE LIFE INSURANCE COMPANY AND SUBSIDIARIES

(a wholly-owned subsidiary of Nationwide Financial Services, Inc.)

Notes to Consolidated Financial Statements, Continued

The following table summarizes the Company’s business segment operating results for the years ended December:

(in millions)	Individual Investments	Retirement Plans	Individual Protection	Corporate and Other	Total
2004
Revenues:
Net investment income	$824.8	$627.9	$327.2	$220.6	$2,000.5
Other operating revenue	591.7	157.0	547.5	15.8	1,312.0
Net realized losses on investments, hedging instruments and hedged items[1]	—	—	—	(43.0)	(43.0)

Total revenues	1,416.5	784.9	874.7	193.4	3,269.5

Benefits and expenses:
Interest credited to policyholder account values	573.5	435.5	181.5	86.7	1,277.2
Amortization of DAC	276.1	39.6	94.4	—	410.1
Interest expense on debt	—	—	—	59.3	59.3
Other benefits and expenses	346.9	184.5	428.2	28.3	987.9

Total benefits and expenses	1,196.5	659.6	704.1	174.3	2,734.5

Income from continuing operations before federal income tax expense	220.0	125.3	170.6	19.1	535.0

Net realized losses on investments, hedging instruments and hedged items[1]	—	—	—	43.0

Pre-tax operating earnings	$220.0	$125.3	$170.6	$62.1

Assets as of period end	$52,642.5	$29,668.7	$12,932.4	$10,714.3	$105,957.9

2003
Revenues:
Net investment income	$807.9	$640.2	$324.3	$200.7	$1,973.1
Other operating revenue	517.7	150.0	536.2	28.4	1,232.3
Net realized losses on investments, hedging instruments and hedged items[1]	—	—	—	(100.8)	(100.8)

Total revenues	1,325.6	790.2	860.5	128.3	3,104.6

Benefits and expenses:
Interest credited to policyholder account values	602.5	443.2	185.6	77.9	1,309.2
Amortization of DAC	228.4	45.6	101.9	—	375.9
Interest expense on debt	—	—	—	48.4	48.4
Other benefits and expenses	328.4	178.9	423.0	6.4	936.7

Total benefits and expenses	1,159.3	667.7	710.5	132.7	2,670.2

Income (loss) from continuing operations before federal income tax expense	166.3	122.5	150.0	(4.4)	$434.4

Net realized losses on investments, hedging instruments and hedged items[1]	—	—	—	100.8

Pre-tax operating earnings	$166.3	$122.5	$150.0	$96.4

Assets as of period end	$49,419.2	$29,226.9	$11,286.6	$10,695.0	$100,627.7

[1]	Excluding periodic net coupon settlements on non-qualifying derivatives.

NATIONWIDE LIFE INSURANCE COMPANY AND SUBSIDIARIES

(a wholly-owned subsidiary of Nationwide Financial Services, Inc.)

Notes to Consolidated Financial Statements, Continued

(in millions)	Individual Investments	Retirement Plans	Individual Protection	Corporate and Other	Total
2002
Revenues:
Net investment income	$668.5	$648.5	$328.6	$187.3	$1,832.9
Other operating revenue	526.2	169.8	537.7	17.6	1,251.3
Net realized losses on investments, hedging instruments and hedged items[1]	—	—	—	(84.4)	(84.4)

Total revenues	1,194.7	818.3	866.3	120.5	2,999.8

Benefits and expenses:
Interest credited to policyholder account values	505.9	460.7	186.4	91.4	1,244.4
Amortization of DAC	528.2	53.7	88.2	—	670.1
Interest expense on debt	—	—	—	36.0	36.0
Other benefits and expenses	285.6	167.8	420.2	6.2	879.8

Total benefits and expenses	1,319.7	682.2	694.8	133.6	2,830.3

Income (loss) from continuing operations before federal income tax expense	(125.0)	136.1	171.5	(13.1)	$169.5

Net realized losses on investments, hedging instruments and hedged items[1]	—	—	—	84.4

Pre-tax operating earnings (loss)	$(125.0)	$136.1	$171.5	$71.3

Assets as of period end	$40,994.0	$26,182.4	$9,704.2	$9,142.0	$86,022.6

[1]	Excluding periodic net coupon settlements on non-qualifying derivatives.

NATIONWIDE LIFE INSURANCE COMPANY AND SUBSIDIARIES

(a wholly-owned subsidiary of Nationwide Financial Services, Inc.)

Schedule I Consolidated Summary of Investments-Other Than Investments in Related Parties

As of December 31, 2004 (in millions)

Column A	Column B	Column C	Column D
Type of Investment	Cost	Market value	Amount at which shown in the consolidated balance sheet
Fixed maturity securities available-for-sale:
Bonds:
U.S. Treasury securities and obligations of U.S. Government corporations	$81.1	$94.9	$94.9
Agencies not backed by the full faith and credit of the U.S. Government	1,101.0	1,181.6	1,181.6
Obligations of states and political subdivisions	246.8	247.2	247.2
Foreign governments	41.6	44.2	44.2
Public utilities	1,971.7	2,046.2	2,046.2
All other corporate	23,266.5	24,037.9	24,037.9

Total fixed maturity securities available-for-sale	26,708.7	27,652.0	27,652.0

Equity securities available-for-sale:
Common stocks:
Public utilities	12.2	13.7	13.7
Banks, trusts and insurance companies	11.7	14.7	14.7
Industrial, miscellaneous and all other	5.7	11.2	11.2
Nonredeemable preferred stocks	8.1	8.5	8.5

Total equity securities available-for-sale	37.7	48.1	48.1

Mortgage loans on real estate, net	8,658.8		8,649.2	[1]
Real estate, net:
Investment properties	82.3		62.3	[2]
Acquired in satisfaction of debt	22.4		21.6	[2]

Total real estate, net	104.7		83.9

Policy loans	644.5		644.5
Other long-term investments	523.7		510.6	[3,4]
Short-term investments, including amounts managed by a related party	1,645.8		1,645.8

Total investments	$38,323.9		$39,234.1

[1]

Difference from Column B is primarily due to valuation allowances due to impairments on mortgage loans on real estate (see Note 7 to the consolidated financial statements), hedges and commitment hedges on mortgage loans on real estate.

[2]	Difference from Column B primarily results from adjustments for accumulated depreciation.

[3]	Difference from Column B is primarily due to operating gains and/or losses of investments in limited partnerships.

[4]	Amount shown does not agree to the consolidated balance sheet due to unconsolidated related party investments in the amount of $29.0 million.

See accompanying report of independent registered public accounting firm.

NATIONWIDE LIFE INSURANCE COMPANY AND SUBSIDIARIES

(a wholly-owned subsidiary of Nationwide Financial Services, Inc.)

Schedule III Supplementary Insurance Information

As of December 31, 2004, 2003 and 2002 and for each of the years then ended (in millions)

Column A	Column B	Column C	Column D	Column E	Column F
Year: Segment[1]	Deferred policy acquisition costs	Future policy benefits, losses, claims and loss expenses	Unearned premiums[2]	Other policy claims and benefits payable[2]	Premium revenue
2004: Individual Investments	$2,015.5	$15,500.6			$87.6
Retirement Plans	301.7	10,139.8			—
Individual Protection	1,244.1	5,430.5			182.8
Corporate and Other	(144.7)	5,312.2			—

Total	$3,416.6	$36,383.1			$270.4

2003: Individual Investments	$1,984.0	$15,127.3			$89.7
Retirement Plans	301.1	9,501.7			—
Individual Protection	1,174.9	5,157.8			190.1
Corporate and Other	(240.7)	5,592.3			—

Total	$3,219.3	$35,379.1			$279.8

2002: Individual Investments	$1,835.5	$12,782.8			$69.4
Retirement Plans	304.8	9,079.2			—
Individual Protection	1,128.3	4,813.3			190.5
Corporate and Other	(297.5)	5,004.5			—

Total	$2,971.1	$31,679.8			$259.9

Column A	Column G	Column H	Column I	Column J	Column K
Year: Segment[1]	Net investment income[3]	Benefits, claims, losses and settlement expenses	Amortization of deferred policy acquisition costs	Other operating expenses[3]	Premiums written
2004: Individual Investments	$824.8	$688.4	$276.1	$232.0
Retirement Plans	627.9	435.5	39.6	184.5
Individual Protection	327.2	450.0	94.4	159.7
Corporate and Other	220.6	86.7	—	87.6

Total	$2,000.5	$1,660.6	$410.1	$663.8

2003: Individual Investments	$807.9	$739.8	$228.4	$191.1
Retirement Plans	640.2	443.2	45.6	178.9
Individual Protection	324.3	451.3	101.9	157.3
Corporate and Other	200.7	77.9	—	54.8

Total	$1,973.1	$1,712.2	$375.9	$582.1

2002: Individual Investments	668.5	605.4	528.2	186.1
Retirement Plans	648.5	460.7	53.7	167.8
Individual Protection	328.6	458.2	88.2	148.4
Corporate and Other	187.3	91.4	—	42.2

Total	$1,832.9	$1,615.7	$670.1	$544.5

[1]

During the second quarter of 2004, the Company reorganized its segment reporting structure. The Company has reclassified segment results for all prior periods presented to be consistent with the new reporting structure.

[2]	Unearned premiums and other policy claims and benefits payable are included in Column C amounts.

[3]

Allocations of net investment income and certain operating expenses are based on numberous assumptions and estimates, and reported segment operating results would change if different methods were applied.

See accompanying report of independent registered public accounting firm.

NATIONWIDE LIFE INSURANCE COMPANY AND SUBSIDIARIES

(a wholly-owned subsidiary of Nationwide Financial Services, Inc.)

Schedule IV Reinsurance

As of December 31, 2004, 2003 and 2002 and for each of the years then ended (in millions)

Column A	Column B	Column C	Column D	Column E	Column F
	Gross amount	Ceded to other companies	Assumed from other companies	Net amount	Percentage of amount assumed to net
2004
Life insurance in-force	$123,750.2	$46,866.2	$10.2	$76,894.2	0.0%

Premiums:
Life insurance [1]	$300.7	$30.6	$0.3	$270.4	0.1%
Accident and health insurance	312.7	345.1	32.4	—	N/A

Total	$613.4	$375.7	$32.7	$270.4	12.1%

2003
Life insurance in-force	$118,953.1	$43,124.3	$13.0	$75,841.8	0.0%

Premiums:
Life insurance [1]	$298.3	$18.7	$0.3	$279.8	0.1%
Accident and health insurance	291.8	295.2	3.4	—	N/A

Total	$590.1	$313.9	$3.7	$279.8	1.3%

2002
Life insurance in-force	$114,644.4	$40,883.5	$14.2	$73,775.1	0.0%

Premiums:
Life insurance [1]	$275.9	$16.3	$0.3	$259.9	0.1%
Accident and health insurance	303.4	306.6	3.2	—	N/A

Total	$579.3	$322.9	$3.5	$259.9	1.4%

[1]

The life insurance caption represents principally premiums from traditional life insurance and life-contingent immediate annuities and excludes deposits on investment products and universal life insurance products.

See accompanying report of independent registered public accounting firm.

NATIONWIDE LIFE INSURANCE COMPANY AND SUBSIDIARIES

(a wholly-owned subsidiary of Nationwide Financial Services, Inc.)

Schedule V Valuation and Qualifying Accounts

Years ended December 31, 2004, 2003 and 2002 (in millions)

Column A	Column B	Column C		Column D	Column E
Description	Balance at beginning of period	Charged (credited) to costs and expenses	Charged to other accounts	Deductions[1]	Balance at end of period
2004
Valuation allowances - mortgage loans on real estate	$29.1	$7.5	$—	$3.3	$33.3

2003
Valuation allowances - mortgage loans on real estate	$43.4	$(10.5)[2]	$—	$3.8	$29.1

2002
Valuation allowances - mortgage loans on real estate	$42.9	$1.5	$—	$1.0	$43.4

[1]	Amounts represent transfers to real estate owned and recoveries.
[2]	Amount includes a $16.5 million reduction of the allowance due to revision of the calculation methodology.

See accompanying report of independent registered public accounting firm.