Form 10-Q
period 2005-03-31
NATIONWIDE LIFE INSURANCE CO
filed 2005-05-05
CIK 205695

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2005

or

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

As of April 29, 2005, the registrant had 3,814,779 shares outstanding of its common stock (par value $1 per share).

The Registrant meets the conditions set forth in General Instruction H(1)(a) and (b) of Form 10-Q and is therefore filing this Form in the reduced disclosure format.

NATIONWIDE LIFE INSURANCE COMPANY AND SUBSIDIARIES

FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2005

PART I – FINANCIAL INFORMATION

ITEM 1 Unaudited Consolidated Financial Statements

NATIONWIDE LIFE INSURANCE COMPANY AND SUBSIDIARIES

(a wholly-owned subsidiary of Nationwide Financial Services, Inc.)

Consolidated Statements of Income

(Unaudited)

(in millions)

	Three months ended March 31,
	2005	2004
Revenues:
Policy charges	$261.8	$254.7
Life insurance premiums	64.6	65.0
Net investment income	517.1	502.8
Net realized gains (losses) on investments, hedging instruments and hedged items	21.1	(11.5)
Other	2.5	1.5

Total revenues	867.1	812.5

Benefits and expenses:
Interest credited to policyholder account values	322.0	315.8
Other benefits and claims	84.9	83.4
Policyholder dividends on participating policies	9.7	8.5
Amortization of deferred policy acquisition costs	118.0	103.6
Interest expense on debt, primarily with Nationwide Financial Services, Inc. (NFS)	14.9	14.3
Other operating expenses	139.9	146.9

Total benefits and expenses	689.4	672.5

Income from continuing operations before federal income tax expense	177.7	140.0
Federal income tax expense	46.3	34.7

Income from continuing operations	131.4	105.3
Cumulative effect of adoption of accounting principle, net of taxes	—	(3.3)

Net income	$131.4	$102.0

See accompanying notes to unaudited consolidated financial statements,

including Note 7 which describes related party transactions.

NATIONWIDE LIFE INSURANCE COMPANY AND SUBSIDIARIES

(a wholly-owned subsidiary of Nationwide Financial Services, Inc.)

Consolidated Balance Sheets

(in millions, except per share amounts)

	March 31, 2005	December 31, 2004
	(Unaudited)
Assets
Investments:
Securities available-for-sale, at fair value:
Fixed maturity securities (cost $26,897.4 in 2005; $26,708.7 in 2004)	$27,409.0	$27,652.0
Equity securities (cost $30.7 in 2005; $37.7 in 2004)	40.9	48.1
Mortgage loans on real estate, net	8,491.5	8,649.2
Real estate, net	84.6	83.9
Policy loans	583.3	644.5
Other long-term investments	519.1	539.6
Short-term investments, including amounts managed by a related party	1,832.7	1,645.8

Total investments	38,961.1	39,263.1

Cash	0.2	15.5
Accrued investment income	360.3	364.2
Deferred policy acquisition costs	3,544.5	3,416.6
Other assets	1,991.6	2,099.8
Assets held in separate accounts	60,371.2	60,798.7

Total assets	$105,228.9	$105,957.9

Liabilities and Shareholder’s Equity
Liabilities:
Future policy benefits and claims	$36,195.1	$36,383.1
Short-term debt	167.0	215.0
Long-term debt, payable to NFS	700.0	700.0
Other liabilities	3,664.2	3,645.2
Liabilities related to separate accounts	60,371.2	60,798.7

Total liabilities	101,097.5	101,742.0

Shareholder’s equity:
Common stock, $1 par value; authorized - 5.0 shares; issued and outstanding - 3.8 shares	3.8	3.8
Additional paid-in capital	274.4	274.4
Retained earnings	3,650.4	3,543.9
Accumulated other comprehensive income	202.8	393.8

Total shareholder’s equity	4,131.4	4,215.9

Total liabilities and shareholder’s equity	$105,228.9	$105,957.9

See accompanying notes to unaudited consolidated financial statements,

including Note 7 which describes related party transactions.

NATIONWIDE LIFE INSURANCE COMPANY AND SUBSIDIARIES

(a wholly-owned subsidiary of Nationwide Financial Services, Inc.)

Consolidated Statements of Shareholder’s Equity

Three Months Ended March 31, 2005 and 2004

(Unaudited)

(in millions)

	Common stock	Additional paid-in capital	Retained earnings	Accumulated other comprehensive income	Total shareholder’s equity
Balance as of December 31, 2003	$3.8	$271.3	$3,257.2	$467.3	$3,999.6

Comprehensive income:
Net income	—	—	102.0	—	102.0
Net unrealized gains on securities available-for-sale arising during the period, net of taxes	—	—	—	134.1	134.1
Accumulated net gains on cash flow hedges, net of taxes	—	—	—	4.9	4.9

Total comprehensive income					241.0

Dividends to NFS	—	—	(75.0)	—	(75.0)

Balance as of March 31, 2004	$3.8	$271.3	$3,284.2	$606.3	$4,165.6

Balance as of December 31, 2004	$3.8	$274.4	$3,543.9	$393.8	$4,215.9

Comprehensive loss:
Net income	—	—	131.4	—	131.4
Net unrealized losses on securities available-for-sale arising during the period, net of taxes	—	—	—	(194.8)	(194.8)
Accumulated net gains on cash flow hedges, net of taxes	—	—	—	3.8	3.8

Total comprehensive loss					(59.6)

Dividend to NFS	—	—	(25.0)	—	(25.0)
Other	—	—	0.1	—	0.1

Balance as of March 31, 2004	$3.8	$274.4	$3,650.4	$202.8	$4,131.4

See accompanying notes to unaudited consolidated financial statements,

including Note 7 which describes related party transactions.

NATIONWIDE LIFE INSURANCE COMPANY AND SUBSIDIARIES

(a wholly-owned subsidiary of Nationwide Financial Services, Inc.)

Consolidated Statements of Cash Flows

(Unaudited)

(in millions)

	Three months ended March 31,
	2005	2004
Cash flows from operating activities:
Net income	$131.4	$102.0
Adjustments to reconcile net income to net cash provided by operating activities:
Interest credited to policyholder account values	322.0	315.8
Capitalization of deferred policy acquisition costs	(119.9)	(139.6)
Amortization of deferred policy acquisition costs	118.0	103.6
Amortization and depreciation	13.5	15.6
Net realized (gains) losses on investments, hedging instruments and hedged items	(21.1)	11.5
Decrease (increase) in accrued investment income	3.9	(3.1)
Decrease (increase) in other assets	110.8	(21.5)
Increase in policy and other liabilities	27.6	461.5
Other, net	(1.8)	(7.9)

Net cash provided by operating activities	584.4	837.9

Cash flows from investing activities:
Proceeds from maturity of securities available-for-sale	1,556.4	918.9
Proceeds from sale of securities available-for-sale	847.8	186.8
Proceeds from repayments of mortgage loans on real estate	415.3	331.0
Cost of securities available-for-sale acquired	(2,525.4)	(1,351.5)
Cost of mortgage loans on real estate originated or acquired	(250.2)	(651.3)
Net change in short-term investments	(186.2)	340.2
Collateral received (paid) – securities lending, net	129.5	(77.3)
Other, net	128.2	(238.3)

Net cash provided by (used in) investing activities	115.4	(541.5)

Cash flows from financing activities:
Net change in short-term debt	(48.0)	96.1
Cash dividends paid to NFS	(25.0)	(75.0)
Investment and universal life insurance product deposits	534.8	1,097.0
Investment and universal life insurance product withdrawals	(1,176.9)	(1,409.6)

Net cash used in financing activities	(715.1)	(291.5)

Net (decrease) increase in cash	(15.3)	4.9
Cash, beginning of period	15.5	0.1

Cash, end of period	$0.2	$5.0

See accompanying notes to unaudited consolidated financial statements,

including Note 7 which describes related party transactions.

NATIONWIDE LIFE INSURANCE COMPANY AND SUBSIDIARIES

(a wholly-owned subsidiary of Nationwide Financial Services, Inc.)

Notes to Unaudited Consolidated Financial Statements

March 31, 2005 and 2004

(1)	Basis of Presentation

The accompanying unaudited consolidated financial statements of Nationwide Life Insurance Company and subsidiaries (NLIC or collectively, the Company) have been prepared in accordance with U.S. generally accepted accounting principles (GAAP) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all information and footnotes required by GAAP for complete financial statements. GAAP differs from statutory accounting practices prescribed or permitted by regulatory authorities. The financial information included herein reflects all adjustments (all of which are normal and recurring in nature) which are, in the opinion of management, necessary for a fair presentation of financial position and results of operations. Operating results for all periods presented are not necessarily indicative of the results that may be expected for the full year. All significant intercompany balances and transactions have been eliminated. The accompanying unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements and related notes for the year ended December 31, 2004 included in the Company’s 2004 Annual Report on Form 10-K.

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

March 31, 2005 and 2004

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

In December 2003, the FASB issued SFAS No. 132 (revised 2003), Employers’ Disclosures about Pensions and Other Postretirement Benefits - an amendment of FASB Statements No. 87, 88 and 106 (SFAS 132R). SFAS 132R provides revised disclosure guidance for pension and other postretirement benefit plans but does not change the measurement or recognition of those plans under existing guidance. Disclosures previously required under SFAS No. 132, Employers’ Disclosures about Pensions and Other Postretirement Benefits, which was replaced by SFAS 132R, were retained. In addition, SFAS 132R requires additional disclosures about the assets, obligations, cash flows and net periodic benefit cost of defined benefit pension plans and other postretirement benefit plans on both an interim period and annual basis. See Note 6 for required disclosures. The Company adopted SFAS 132R effective December 31, 2003, except for the provisions relating to annual disclosures about estimated benefit payments, which was adopted in the fourth quarter of 2004, as permitted by SFAS 132R. Adoption of SFAS 132R had no impact on the Company’s financial position or results of operations.

In July 2003, the AICPA issued SOP 03-1 to address many topics. The most significant topic affecting the Company was the accounting for contracts with guaranteed minimum death benefits (GMDB). SOP 03-1 requires companies to evaluate the significance of a GMDB to determine whether a contract should be accounted for as an investment or insurance contract. For contracts determined to be insurance contracts, companies are required to establish a reserve to recognize a portion of the assessment (revenue) that compensates the insurance company for benefits to be provided in future periods. SOP 03-1 also provides guidance on separate account presentation, interest in separate accounts, gains and losses on the transfer of assets from the general account to a separate account, liability valuation, return based on a contractually referenced pool of assets or index, annuitization options, and sales inducements to contract holders. The Company adopted SOP 03-1 effective January 1, 2004, which resulted in a $3.3 million charge, net of taxes, as the cumulative effect of adoption of this accounting principle.

NATIONWIDE LIFE INSURANCE COMPANY AND SUBSIDIARIES

(a wholly-owned subsidiary of Nationwide Financial Services, Inc.)

Notes to Unaudited Consolidated Financial Statements, Continued

March 31, 2005 and 2004

The following table summarizes the components of cumulative effect adjustments recorded in the Company’s 2004 consolidated statements of income:

(in millions)	January 1, 2004
Increase in future policy benefits:
Ratchet interest crediting	$(12.3)
Secondary guarantees - life insurance	(2.4)
GMDB claim reserves	(1.8)
Guaranteed minimum income benefits (GMIB) claim reserves	(1.0)

Subtotal	(17.5)
Adjustment to amortization of deferred policy acquisition costs related to above	12.4
Deferred federal income taxes	1.8

Cumulative effect of adoption of accounting principle, net of taxes	$(3.3)

(4)	Variable Annuity Contracts

The Company issues traditional variable annuity contracts through its separate accounts, for which investment income and gains and losses on investments accrue directly to, and investment risk is borne by, the contract holder. The Company also issues non-traditional variable annuity contracts in which the Company provides various forms of guarantees to benefit the related contract holders. The Company provides four primary guarantee types under non-traditional variable annuity contracts: (1) GMDB; (2) guaranteed minimum accumulation benefits (GMAB); (3) guaranteed minimum withdrawal benefits (GMWB); and (4) GMIB.

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

NATIONWIDE LIFE INSURANCE COMPANY AND SUBSIDIARIES

(a wholly-owned subsidiary of Nationwide Financial Services, Inc.)

Notes to Unaudited Consolidated Financial Statements, Continued

March 31, 2005 and 2004

The GMAB, offered in the Company’s Capital Preservation Plus (CPP) contract rider, is a living benefit that provides the contract holder with a guaranteed return of premium, adjusted proportionately for withdrawals, after a specified period of time (5, 7 or 10 years) selected by the contract holder at the issuance of the variable annuity contract. In some cases, the contract holder also has the option, after a specified period of time, to drop the rider and continue the variable annuity contract without the GMAB. In general, the GMAB requires a minimum allocation to guaranteed term options or adherence to limitations required by an approved asset allocation strategy.

Beginning in March 2005, the Company also offers a hybrid GMAB/GMWB living benefit through its Capital Preservation Plus Lifetime Income contract rider. This living benefit combines a GMAB feature in its first 5-10 years (virtually identical to the previously described CPP benefit) with a lifetime withdrawal benefit which begins upon the maturity of the GMAB and extends for the duration of the insured’s life. In the event that the insured’s contract value is exhausted through such withdrawals, the Company shall continue to fund future withdrawals at a pre-defined level until the insured’s death. In some cases, the contract owner has the right to drop the GMWB portion of this rider or periodically reset the guaranteed withdrawal basis to a higher level. This benefit requires a minimum allocation to guaranteed term options or adherence to limitations required by an approved asset allocation strategy. All GMWB contracts are included with GMAB contracts in the following tables due to immateriality.

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

March 31, 2005 and 2004

The following table summarizes the account values and net amount at risk, net of reinsurance, for variable annuity contracts with guarantees invested in both general and separate accounts as of the dates indicated:

	March 31, 2005			December 31, 2004
(in millions)	Account value	Net amount at risk[1]	Wtd. avg. attained age	Account value	Net amount at risk[1]	Wtd. avg. attained age
GMDB:
Return of premium	$9,266.8	$59.8	56	$9,675.4	$54.1	59
Reset	16,734.6	158.2	62	17,315.9	153.2	62
Ratchet	9,678.2	59.0	65	9,621.0	42.3	64
Rollup	609.6	10.2	69	638.6	9.7	68
Combo	2,453.5	30.4	67	2,519.9	19.2	67

Subtotal	38,742.7	317.6	62	39,770.8	278.5	62
Earnings enhancement	309.7	15.7	61	310.1	18.0	60

Total - GMDB	$39,052.4	$333.3	62	$40,080.9	$296.5	62

GMAB:
5 Year	$557.7	$0.5	N/A	$460.6	$0.1	N/A
7 Year	673.2	0.7	N/A	568.4	—	N/A
10 Year	356.1	0.7	N/A	304.0	—	N/A

Total - GMAB	$1,587.0	$1.9	N/A	$1,333.0	$0.1	N/A

GMIB[2]:
Ratchet	$425.8	$—	N/A	$437.7	$—	N/A
Rollup	1,148.8	0.1	N/A	1,188.2	—	N/A
Combo	0.6	—	N/A	1.0	—	N/A

Total - GMIB	$1,575.2	$0.1	N/A	$1,626.9	$—	N/A

[1]

Net amount at risk is calculated on a seriatum basis and represents the greater of the respective guaranteed benefit less the account value and zero. As it relates to GMIB, net amount at risk is calculated as if all policies were eligible to annuitize immediately, although all GMIB options have a waiting period of at least 7 years from issuance, with the earliest annuitizations beginning in 2006.

[2]	The weighted average period remaining until expected annuitization is not meaningful and has not been presented because there is currently no material GMIB exposure.

NATIONWIDE LIFE INSURANCE COMPANY AND SUBSIDIARIES

(a wholly-owned subsidiary of Nationwide Financial Services, Inc.)

Notes to Unaudited Consolidated Financial Statements, Continued

March 31, 2005 and 2004

Following is a rollforward of the liabilities for guarantees on variable annuity contracts reflected in the Company’s general account for the periods indicated:

(in millions)	GMDB	GMAB	GMIB	Total
Balance as of December 31, 2003	$21.8	$4.3	$—	$26.1
Expense provision	25.0	—	0.8	25.8
Net claims paid	(23.2)	—	—	(23.2)
Value of new business sold	—	24.7	—	24.7
Change in fair value	—	(8.4)	—	(8.4)

Balance as of December 31, 2004	23.6	20.6	0.8	45.0
Expense provision	8.1	—	0.1	8.2
Net claims paid	(5.6)	—	—	(5.6)
Value of new business sold	—	5.4	—	5.4
Change in fair value	—	(4.4)	—	(4.4)

Balance as of March 31, 2005	$26.1	$21.6	$0.9	$48.6

The following table summarizes account balances of contracts with guarantees that were invested in separate accounts as of the dates indicated:

(in millions)	March 31, 2005	December 31, 2004
Mutual funds:
Bond	$3,875.7	$4,136.8
Domestic equity	26,462.4	27,402.4
International equity	1,765.1	1,831.3

Total mutual funds	32,103.2	33,370.5
Money market funds	1,608.1	1,313.6

Total	$33,711.3	$34,684.1

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

The following assumptions and methodology were used to determine the GMDB claim reserves as of March 31, 2005 and December 31, 2004:

•	Data used was based on a combination of historical numbers and future projections involving 50 stochastically generated economic scenarios

•	Mean gross equity performance – 8.1%

•	Equity volatility – 18.7%

•	Mortality – 100% of Annuity 2000 table

•	Asset fees – equivalent to mutual fund and product loads

•	Discount rate – 8.0%

NATIONWIDE LIFE INSURANCE COMPANY AND SUBSIDIARIES

(a wholly-owned subsidiary of Nationwide Financial Services, Inc.)

Notes to Unaudited Consolidated Financial Statements, Continued

March 31, 2005 and 2004

Lapse rate assumptions vary by duration as shown below:

Duration (years)	1	2	3	4	5	6	7	8	9	10+
Minimum	4.50%	5.50%	6.50%	8.50%	10.50%	10.50%	10.50%	17.50%	17.50%	17.50%
Maximum	4.50%	8.50%	11.50%	17.50%	22.50%	22.50%	22.50%	22.50%	22.50%	19.50%

GMABs and GMWBs are considered embedded derivatives under current accounting guidance, resulting in the related liabilities being separated from the host insurance product and recognized at fair value, with changes in fair value reported in earnings, and therefore, excluded from the SOP 03-1 policy benefits.

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

March 31, 2005 and 2004

(5)	Comprehensive (Loss) Income

Comprehensive (loss) income includes net income and certain items that are reported directly within separate components of shareholder’s equity that bypass net income (other comprehensive income or loss). The following table summarizes the Company’s other comprehensive (loss) income, before and after federal income tax benefit (expense), for the periods indicated:

	Three months ended March 31,
(in millions)	2005	2004
Net unrealized (losses) gains on securities available-for-sale arising during the period:
Gross unrealized (losses) gains	$(409.7)	$347.7
Adjustment to deferred policy acquisition costs	127.5	(129.4)
Adjustment to future policy benefits and claims	4.7	(18.8)
Related federal income tax benefit (expense)	97.1	(69.8)

Net unrealized (losses) gains	(180.4)	129.7

Reclassification adjustment for net realized losses (gains) on securities available-for- sale realized during the period:
Net unrealized (gains) losses	(22.2)	6.9
Related federal income tax expense (benefit)	7.8	(2.5)

Net reclassification adjustment	(14.4)	4.4

Other comprehensive (loss) income on securities available-for-sale	(194.8)	134.1

Accumulated net holding gains on cash flow hedges:
Unrealized holding gains	5.8	7.5
Related federal income tax expense	(2.0)	(2.6)

Other comprehensive income on cash flow hedges	3.8	4.9

Total other comprehensive (loss) income	$(191.0)	$139.0

Adjustments for net realized gains and losses on the ineffective portion of cash flow hedges were immaterial during the three months ended March 31, 2005 and 2004.

NATIONWIDE LIFE INSURANCE COMPANY AND SUBSIDIARIES

(a wholly-owned subsidiary of Nationwide Financial Services, Inc.)

Notes to Unaudited Consolidated Financial Statements, Continued

March 31, 2005 and 2004

(6)	Pension Plan and Postretirement Benefits Other Than Pensions

The following table summarizes the components of net periodic benefit cost for the Company’s pension plan as a whole for the periods indicated:

	Three months ended March 31,
(in millions)	2005	2004
Service cost	$34.0	$29.8
Interest cost	34.2	33.1
Expected return on plan assets	(42.5)	(40.5)
Recognized net actuarial loss	1.7	1.1
Amortization of prior service cost	1.1	0.8
Amortization of unrecognized transition asset	(0.3)	(0.3)

Net periodic benefit cost	$28.2	$24.0

The plan sponsor and all participating employers, including the Company, expect to contribute $125.0 million to the pension plan during 2005. Through March 31, 2005, $120.0 million had been contributed, including $20.6 million by the Company. Additional contributions to the plan totaling $5.0 million are anticipated from the plan sponsor and certain participating employers for the remainder of the year. The Company is not expected to make any further contributions in 2005. Tax planning strategies influence the timing of plan contributions.

The following table summarizes the components of net periodic benefit cost for the Company’s postretirement benefit plan as a whole for the periods indicated:

	Three months ended March 31,
(in millions)	2005	2004
Service cost	$2.3	$2.7
Interest cost	4.3	5.1
Expected return on plan assets	(2.3)	(2.1)
Recognized net actuarial loss	0.5	—
Amortization of prior service cost	(3.8)	(2.1)

Net periodic benefit cost	$1.0	$3.6

The plan sponsor and all participating employers, including the Company, expect to contribute $18.0 million to the postretirement benefit plan during 2005. Through March 31, 2005, $4.2 million had been contributed, including $0.9 million by the Company. Additional contributions to the plan totaling $13.8 million are anticipated from the plan sponsor and all participating employers, including $2.6 million by the Company, for the remainder of the year. Postretirement benefit plan contributions generally are funded on a monthly basis.

(7)	Related Party Transactions

The Company has entered into significant, recurring transactions and agreements with Nationwide Mutual Insurance Company (NMIC) and other affiliates as a part of its ongoing operations. The nature of the transactions and agreements include annuity and life insurance contracts, reinsurance agreements, cost sharing agreements, administration services agreements, marketing agreements, office space leases, intercompany repurchase agreements and cash management services agreements. The transactions and agreements are described more fully in Note 16 to the audited consolidated financial statements included in the Company’s 2004 Annual Report on Form 10-K. During the first quarter of 2005, there have been no material changes to the nature and terms of these transactions and agreements.

Amounts on deposit with a related party in cash management for the benefit of the Company were $561.5 million and $500.2 million as of March 31, 2005 and December 31, 2004, respectively.

NATIONWIDE LIFE INSURANCE COMPANY AND SUBSIDIARIES

(a wholly-owned subsidiary of Nationwide Financial Services, Inc.)

Notes to Unaudited Consolidated Financial Statements, Continued

March 31, 2005 and 2004

The Company also participates in intercompany repurchase agreements with affiliates whereby the seller transfers securities to the buyer at a stated value. Upon demand or after a stated period, the seller repurchases the securities at the original sales price plus interest. As of March 31, 2005, the Company had cash borrowings outstanding of $15.6 million from affiliated entities under such agreements compared to no amount outstanding at December 31, 2004. During the first three months of 2005 and 2004, the maximum outstanding borrowings under such agreements were $15.6 million and $48.3 million, respectively, and the amounts the Company incurred for interest expense on intercompany repurchase agreements during these periods were immaterial. The Company believes that the terms of the repurchase agreements are materially consistent with what the Company could have obtained from unaffiliated parties.

Funds of Gartmore Global Investments, Inc. (GGI), an affiliate, are offered to the Company’s customers as investment options in certain of the Company’s products. As of March 31, 2005 and December 31, 2004, customer allocations to GGI funds totaled $14.49 billion and $14.06 billion, respectively. For the quarters ended March 31, 2005 and 2004, GGI paid the Company $12.2 million and $10.8 million, respectively, for the distribution and servicing of these funds.

During the first three months of 2005 and 2004, NLIC paid dividends to NFS totaling $25.0 million and $75.0 million, respectively.

(8)	Contingencies

Legal Matters

The Company is a party to litigation and arbitration proceedings in the ordinary course of its business. It is not possible to determine the ultimate outcome of the pending investigations and legal proceedings or to provide reasonable ranges of potential losses. Some of the matters, including certain of those referred to below, are in very preliminary stages, and the Company does not have sufficient information to make an assessment of plaintiffs’ claims for liability or damages. In some of the cases seeking to be certified as class actions, the court has not yet decided whether a class will be certified or (in the event of certification) the size of the class and class period. In many of the cases, plaintiffs are seeking undefined amounts of damages or other relief, including punitive damages and equitable remedies, that are difficult to quantify and cannot be defined based on the information currently available. The Company does not believe, based on information currently known by the Company’s management, that the outcomes of such pending investigations and legal proceedings are likely to have a material adverse effect on the Company’s consolidated financial position. However, given the large and/or indeterminate amounts sought in certain of these matters and inherent unpredictability of litigation, it is possible that an adverse outcome in certain matters could have a material adverse effect on the Company’s consolidated financial results in a particular quarterly or annual period.

In recent years, life insurance companies have been named as defendants in lawsuits, including class action lawsuits relating to life insurance and annuity pricing and sales practices. A number of these lawsuits have resulted in substantial jury awards or settlements.

The financial services industry, including mutual fund, variable annuity, life insurance and distribution companies, has also been the subject of increasing scrutiny by regulators, legislators and the media over the past two years. Numerous regulatory agencies, including the SEC, the National Association of Securities Dealers and the New York State Attorney General, have commenced industry-wide investigations regarding late trading and market timing in connection with mutual funds and variable insurance contracts, and have commenced enforcement actions against some mutual fund and life insurance companies on those issues. The Company has been contacted by or received subpoenas from the SEC and the New York State Attorney General, who are investigating market timing in certain mutual funds offered in insurance products sponsored by the Company. The Company is cooperating with this investigation and is responding to information requests.

NATIONWIDE LIFE INSURANCE COMPANY AND SUBSIDIARIES

(a wholly-owned subsidiary of Nationwide Financial Services, Inc.)

Notes to Unaudited Consolidated Financial Statements, Continued

March 31, 2005 and 2004

In addition, state and federal regulators have commenced investigations or other proceedings relating to compensation and bidding arrangements and possible anti-competitive activities between insurance producers and brokers and issuers of insurance products, and unsuitable sales and replacements by producers on behalf of the issuer. Also under investigation are compensation arrangements between the issuers of variable insurance contracts and mutual funds or their affiliates, and funding agreements issued to back medium-term note (MTN) programs. Related investigations and proceedings may be commenced in the future. The Company has been contacted by or received subpoenas from state and federal regulatory agencies, state securities law regulators and state attorneys general for information relating to these investigations into compensation and bidding arrangements, anti-competitive activities, unsuitable sales or replacement practices, and funding agreements backing the MTN program. The Company is cooperating with regulators in connection with these inquiries. NMIC, the Company’s ultimate parent, has been contacted by or received subpoenas from certain regulators for information on these issues with respect to its operations and the operations of its subsidiaries, including the Company. The Company will cooperate with NMIC in responding to these inquiries to the extent that any inquiries encompass its operations.

These proceedings are expected to continue in the future and could result in legal precedents and new industry-wide legislation, rules and regulations that could significantly affect the financial services industry, including life insurance and annuity companies. These proceedings also could affect the outcome of one or more of the Company’s litigation matters.

On April 13, 2004, NLIC was named in a class action lawsuit filed in Circuit Court, Third Judicial Circuit, Madison County, Illinois, entitled Woodbury v. Nationwide Life Insurance Company. The plaintiff claims to represent a class of persons in the United States who, through their ownership of a Nationwide annuity or insurance product, held units of any Nationwide sub-account invested in mutual funds which included foreign securities in their portfolios and which allegedly experienced market timing trading activity. The complaint contains allegations of negligence, reckless indifference and breach of fiduciary duty. The plaintiff seeks to recover compensatory and punitive damages in an amount not to exceed $75,000 per plaintiff or class member. NLIC removed this case to the United States District Court for the Southern District of Illinois on June 1, 2004. The plaintiffs moved to remand on June 28, 2004. On July 12, 2004, NLIC filed a memorandum opposing remand and requesting a stay pending the resolution of an unrelated case covering similar issues, which is an appeal from a decision of the same District Court remanding a removed market timing case to an Illinois state court. On July 30, 2004, the U.S. District Court granted NLIC’s request for a stay pending a decision by the Seventh Circuit on the unrelated case mentioned above. On December 27, 2004, the case was transferred to the United States District Court for the District of Maryland and included in the multi-district proceeding there entitled In Re Mutual Funds Investment Litigation. NLIC intends to defend this lawsuit vigorously.

On January 21, 2004, the Company was named in a lawsuit filed in the United States District Court for the Northern District of Mississippi entitled United Investors Life Insurance Company v. Nationwide Life Insurance Company and/or Nationwide Life Insurance Company of America and/or Nationwide Life and Annuity Insurance Company and/or Nationwide Life and Annuity Company of America and/or Nationwide Financial Services, Inc. and/or Nationwide Financial Corporation, and John Does A-Z. In its complaint, plaintiff United Investors alleges that the Company and/or its affiliated life insurance companies caused the replacement of variable insurance policies and other financial products issued by United Investors with policies issued by the Nationwide defendants. The plaintiff raises claims for (1) violations of the Federal Lanham Act, and common law unfair competition and defamation, (2) tortious interference with the plaintiff’s contractual relationship with Waddell & Reed, Inc. and/or its affiliates, Waddell & Reed Financial, Inc., Waddell & Reed Financial Services, Inc. and W&R Insurance Agency, Inc., or with the plaintiff’s contractual relationships with its variable policyholders, (3) civil conspiracy, and (4) breach of fiduciary duty. The complaint seeks compensatory damages, punitive damages, pre- and post-judgment interest, a full accounting, a constructive trust, and costs and disbursements, including attorneys’ fees. The Company filed a motion to dismiss the complaint on June 1, 2004. On February 8, 2005 the court denied the motion to dismiss. On March 23, 2005, the Company filed its answer. The Company intends to defend this lawsuit vigorously.

NATIONWIDE LIFE INSURANCE COMPANY AND SUBSIDIARIES

(a wholly-owned subsidiary of Nationwide Financial Services, Inc.)

Notes to Unaudited Consolidated Financial Statements, Continued

March 31, 2005 and 2004

On October 31, 2003, NLIC and Nationwide Life and Annuity Insurance Company (NLAIC) were named in a lawsuit seeking class action status filed in the United States District Court for the District of Arizona entitled Robert Helman et al v. Nationwide Life Insurance Company et al. The suit challenges the sale of deferred annuity products for use as investments in tax-deferred contributory retirement plans. On April 8, 2004, the plaintiff filed an amended class action complaint on behalf of all persons who purchased an individual variable deferred annuity contract or a certificate to a group variable annuity contract issued by NLIC or NLAIC which were allegedly used to fund certain tax-deferred retirement plans. The amended class action complaint seeks unspecified compensatory damages. NLIC and NLAIC filed a motion to dismiss the complaint on May 24, 2004. On July 27, 2004, the court granted the motion to dismiss. The plaintiff has appealed that dismissal to the United States Court of Appeals for the Ninth Circuit. NLIC and NLAIC intend to defend this lawsuit vigorously.

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

Tax Matters

The Company’s federal income tax returns are routinely audited by the Internal Revenue Service (IRS), and the Company is currently under exam for the 2000-2002 tax years. The Company establishes tax reserves for positions that may be challenged by the IRS. These reserves are reviewed regularly and when facts and circumstances warrant, are adjusted as events occur that the Company believes impact its liability for additional taxes, such as lapsing of applicable statutes of limitations, conclusion of tax audits, additional exposure based on current calculations, identification of new issues, release of administrative guidance or rendering of a court decision affecting a particular tax issue. The Company believes its tax reserves adequately cover any potential assessment that may result from IRS examinations and other tax-related matters for all open tax years.

A significant component of the tax reserve is related to the separate account dividends-received deduction (DRD). Although the Company has not yet reached an agreement with the IRS, and there can be no assurance that such an agreement will be reached, favorable resolution of the separate account DRD and/or other issues could result in a benefit to the Company’s future results of operations.

(9)	Securitization Transactions

The Company has sold $510.1 million of credit enhanced equity interests in Low-Income-Housing Tax Credit Funds (Tax Credit Funds) to unrelated third parties. The Company has guaranteed cumulative after-tax yields to third party investors ranging from 4.50% to 5.25% over periods ending between 2002 and 2021 and as of March 31, 2005 held guarantee reserves totaling $5.1 million on these transactions. These guarantees are in effect for periods of approximately 15 years each. The Tax Credit Funds provide a stream of tax benefits to the investors that will generate a yield and return of capital. If the tax benefits are not sufficient to provide these cumulative after-tax yields, then the Company must fund any shortfall, which is mitigated by stabilization collateral set aside by the Company at the inception of the transactions. The maximum amount of undiscounted future payments that the Company could be required to pay the investors under the terms of the guarantees is $1.38 billion. The Company does not anticipate making any payments related to the guarantees.

NATIONWIDE LIFE INSURANCE COMPANY AND SUBSIDIARIES

(a wholly-owned subsidiary of Nationwide Financial Services, Inc.)

Notes to Unaudited Consolidated Financial Statements, Continued

March 31, 2005 and 2004

At the time of the sales, $5.1 million of net sale proceeds were set aside as collateral for certain properties owned by the Tax Credit Funds that had not met all of the criteria necessary to generate tax credits. Such criteria include completion of construction and the leasing of each unit to a qualified tenant, among others. Properties meeting the necessary criteria are considered to have “stabilized.” The properties are evaluated regularly, and the collateral is released when stabilized. During the first quarter of 2005, there was no stabilization collateral released into income compared to $0.1 million during the prior year quarter.

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

(10)	Variable Interest Entities

As of March 31, 2005, the Company had relationships with 16 variable interest entities (VIEs) where the Company was the primary beneficiary. Each of these VIEs is a conduit that assists the Company in structured products transactions. One of the VIEs is used in the securitization of mortgage loans, while the others are involved in the sale of Tax Credit Funds to third party investors where the Company provides guaranteed returns (see Note 9). The results of operations and financial position of these VIEs are included along with corresponding minority interest liabilities and related income in the accompanying consolidated financial statements.

The net assets of these VIEs totaled $398.4 million as of March 31, 2005. The most significant components of net assets were $32.0 million of mortgage loans on real estate, $383.0 million of other long-term investments, $62.8 million of short-term investments, $35.9 million of other assets, $32.6 million of short-term debt, and $84.3 million of other liabilities. The total exposure to loss on these VIEs where the Company is the primary beneficiary was less than $0.1 million as of March 31, 2005. For the mortgage loan VIE, to which the short-term debt relates, the creditors have no recourse against the Company in the event of default by the VIE.

In addition to the VIEs described above, the Company holds variable interests, in the form of limited partnerships or similar investments, in a number of Tax Credit Funds where the Company is not the primary beneficiary. These investments have been held by the Company for periods of 1 to 9 years and allow the Company to experience certain tax credits and other tax benefits from affordable housing projects. The Company also has certain investments in other securitization transactions that qualify as VIEs, but for which the Company is not the primary beneficiary. The total exposure to loss on these VIEs was $32.0 million as of March 31, 2005.

NATIONWIDE LIFE INSURANCE COMPANY AND SUBSIDIARIES

(a wholly-owned subsidiary of Nationwide Financial Services, Inc.)

Notes to Unaudited Consolidated Financial Statements, Continued

March 31, 2005 and 2004

(11)	Segment Information

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

The Retirement Plans segment is comprised of the Company’s private and public sector retirement plans business. This segment differs from the former Institutional Products segment because it no longer includes the results of the structured products and medium-term note (MTN) businesses. The private sector includes Internal Revenue Code (IRC) Section 401(k) business and the public sector includes IRC Section 457 and Section 401(a) business, both in the form of fixed and variable group annuities.

The Individual Protection segment consists of investment life insurance products, including individual variable, corporate-owned and bank-owned life insurance products; traditional life insurance products; and universal life insurance products. This segment is unchanged from the former Life Insurance segment. Life insurance products provide a death benefit and generally allow the customer to build cash value on a tax-advantaged basis.

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

NATIONWIDE LIFE INSURANCE COMPANY AND SUBSIDIARIES

(a wholly-owned subsidiary of Nationwide Financial Services, Inc.)

Notes to Unaudited Consolidated Financial Statements, Continued

March 31, 2005 and 2004

The following table summarizes the Company’s business segment operating results for the three months ended March 31:

(in millions)	Individual Investments	Retirement Plans	Individual Protection	Corporate and Other	Total
2005
Revenues:
Net investment income	$205.1	$161.9	$83.7	$66.4	$517.1
Other operating revenue	150.1	37.1	138.0	3.6	328.8
Net realized gains on investments, hedging instruments and hedged items[1]	—	—	—	21.2	21.2

Total revenues	355.2	199.0	221.7	91.2	867.1

Benefits and expenses:
Interest credited to policyholder account values	138.7	109.3	43.5	30.5	322.0
Amortization of deferred policy acquisition costs	82.6	12.3	23.1	—	118.0
Interest expense on debt	—	—	—	14.9	14.9
Other benefits and expenses	76.8	45.8	102.9	9.0	234.5

Total benefits and expenses	298.1	167.4	169.5	54.4	689.4

Income from continuing operations before federal income tax expense	57.1	31.6	52.2	36.8	$177.7

Net realized gains on investments, hedging instruments and hedged items[1]	—	—	—	(21.2)

Pre-tax operating earnings	$57.1	$31.6	$52.2	$15.6

Assets as of period end	$51,576.8	$29,643.7	$13,815.6	$10,192.8	$105,228.9

2004
Revenues:
Net investment income	$211.6	$156.6	$83.2	$51.4	$502.8
Other operating revenue	141.4	39.9	138.4	4.5	324.2
Net realized losses on investments, hedging instruments and hedged items[1]	—	—	—	(14.5)	(14.5)

Total revenues	353.0	196.5	221.6	41.4	812.5

Benefits and expenses:
Interest credited to policyholder account values	145.3	107.7	45.2	17.6	315.8
Amortization of deferred policy acquisition costs	72.2	9.6	21.8	—	103.6
Interest expense on debt	—	—	—	14.3	14.3
Other benefits and expenses	78.8	46.5	110.8	2.7	238.8

Total benefits and expenses	296.3	163.8	177.8	34.6	672.5

Income from continuing operations before federal income tax expense	56.7	32.7	43.8	6.8	$140.0

Net realized losses on investments, hedging instruments and hedged items[1]	—	—	—	14.5

Pre-tax operating earnings	$56.7	$32.7	$43.8	$21.3

Assets as of period end	$50,430.8	$29,279.8	$11,641.6	$11,264.9	$102,617.1

[1]	Excluding periodic net coupon settlements on non-qualifying derivatives.

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

Note 2 to the audited consolidated financial statements included in the Company’s 2004 Annual Report on Form 10-K provides a summary of significant accounting policies. Note 3 to the unaudited consolidated financial statements included in Part I, Item 1 – Unaudited Consolidated Financial Statements of this report provides a discussion of recently issued accounting standards.

Deferred Policy Acquisition Costs for Investment Products and Universal Life Insurance Products

The Company has deferred the costs of acquiring investment products and universal life insurance products business, principally commissions, certain expenses of the policy issue and underwriting department, and certain variable sales expenses that relate to and vary with the production of new and renewal business. Investment products consist primarily of individual and group variable and fixed deferred annuities. Universal life insurance products include universal life insurance, variable universal life insurance, corporate-owned life insurance (COLI) and other interest-sensitive life insurance policies. DAC is subject to recoverability testing at the time of policy issuance and loss recognition testing at the end of each reporting period.

For investment products (principally individual and group annuities) and universal life insurance products, DAC is being amortized with interest over the lives of the policies in relation to the present value of estimated gross profits from projected interest margins, asset fees, cost of insurance, policy administration and surrender charges, less policy benefits and policy maintenance expenses. The DAC asset related to investment products and universal life insurance products is adjusted to reflect the impact of unrealized gains and losses on fixed maturity securities available-for-sale, as described in Note 2(e) to the audited consolidated financial statements included in the Company’s 2004 Annual Report on Form 10-K.

The most significant assumptions that are involved in the estimation of future gross profits include future net separate account performance, surrender/lapse rates, interest margins and mortality. The Company’s long-term assumption for net separate account performance is currently 8% growth per year. If actual net separate account performance varies from the 8% assumption, the Company assumes different performance levels over the next three years such that the mean return equals the long-term assumption. This process is referred to as a reversion to the mean. The assumed net separate account return assumptions used in the DAC models are intended to reflect what is anticipated. However, based on historical returns of the Standard & Poor’s (S&P) 500 Index, the Company’s policy regarding the reversion to the mean process does not permit such returns to be negative or in excess of 15% during the three-year reversion period.

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

The Company evaluates the appropriateness of the individual variable annuity DAC balance within pre-set parameters. These parameters are designed to appropriately reflect the Company’s long-term expectations with respect to individual variable annuity contracts while also evaluating the potential impact of short-term experience on the Company’s recorded individual variable annuity DAC balance. If the recorded balance of individual variable annuity DAC falls outside of these parameters for a prescribed period of time, or if the recorded balance falls outside of these parameters and the Company determines it is not reasonably possible to get back within the parameters during this period of time, assumptions are required to be unlocked and DAC is recalculated using revised best estimate assumptions. Otherwise, DAC is not unlocked to reflect updated assumptions. If DAC assumptions were unlocked and revised, the Company would continue to use the reversion to the mean process.

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

Federal Income Taxes

The Company provides for federal income taxes based on amounts the Company believes it ultimately will owe. Inherent in the provision for federal income taxes are estimates regarding the deductibility of certain items and the realization of certain tax credits. In the event the ultimate deductibility of certain items or the realization of certain tax credits differs from estimates, the Company may be required to significantly change the provision for federal income taxes recorded in the consolidated financial statements. Any such change could significantly affect the amounts reported in the unaudited consolidated statements of income.

The Company’s federal income tax returns are routinely audited by the Internal Revenue Service (IRS), and the Company is currently under exam for the 2000-2002 tax years. The Company establishes tax reserves for positions that may be challenged by the IRS. These reserves are reviewed regularly and when facts and circumstances warrant, are adjusted as events occur that the Company believes impact its liability for additional taxes, such as lapsing of applicable statutes of limitations, conclusion of tax audits, additional exposure based on current calculations, identification of new issues, release of administrative guidance or rendering of a court decision affecting a particular tax issue. The Company believes its tax reserves adequately cover any potential assessment that may result from IRS examinations and other tax-related matters for all open tax years.

A significant component of the tax reserve is related to the separate account dividends-received deduction (DRD). Although the Company has not yet reached an agreement with the IRS, and there can be no assurance that such an agreement will be reached, favorable resolution of the separate account DRD and/or other issues could result in a benefit to the Company’s future results of operations.

Pension and Other Postretirement Employee Benefits

Pension and other postretirement employee benefits (OPEB) assumptions are revised annually in conjunction with preparation of the Company’s Annual Report on Form 10-K. The 2004 pension expense for substantially all of the Company’s employees and certain agents totaled $13.7 million, an increase of $0.5 million over 2003 pension expense of $13.2 million. The increase primarily was due to decreasing interest rates at the plan level, reflected in a lower discount rate. For the Company’s primary pension plan, the discount rate used to value cash flows was lowered to 5.50% to determine 2004 pension expense from 6.00% used in 2003, and the long-term expected rate of return on plan assets was lowered to 7.25% for 2004 from 7.75% for 2003

The 2004 and 2003 OPEB expense for substantially all of the Company’s employees and certain agents totaled $1.1 million. The discount rate used to value cash flows was lowered to 6.10% to determine 2004 OPEB expense from 6.60% in 2003, and the long-term expected rate of return on plan assets was lowered to 7.00% for 2004 from 7.50% for 2003.

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

Results of Operations

Revenues

Total revenues for the first quarter of 2005 increased to $867.1 million compared to $812.5 for the same period in 2004. The growth in 2005 primarily was driven by net realized gains on investments, hedging instruments and hedged items. Increases in net investment income and policy charges also contributed to higher revenues.

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

The following table summarizes policy charges for the periods indicated:

	Three months ended March 31,
(in millions)	2005	2004
Asset fees	$150.1	$147.0
Cost of insurance charges	66.6	63.5
Administrative fees	24.3	23.5
Surrender fees	20.8	20.7

Total policy charges	$261.8	$254.7

The increase in asset fees was due to higher average market values of the investment options underlying the accounts, which have followed the general upward trends of the equity markets compared to a year ago.

Net investment income includes earnings on investments supporting fixed annuities, the medium-term note (MTN) program and certain life insurance products, and earnings on invested assets not allocated to product segments, all net of related investment expenses. Net investment income in the first quarter of 2005 increased 3% to $517.1 million compared to $502.8 million for the same period a year ago. The increase primarily was due to higher earnings on MTN variable rate assets, higher income from mortgage loan prepayment penalties and bond call premiums, and earnings on derivatives that do not qualify for hedge accounting treatment.

The Company makes decisions concerning the sale of invested assets based on a variety of market, business, tax and other factors. All realized gains and losses generated by these sales, charges related to other-than-temporary impairments of available-for-sale securities and other investments, and changes in valuation allowances on mortgage loans on real estate are reported in realized gains and losses on investments, hedging instruments and hedged items. Also included are changes in the fair values of derivatives qualifying as fair value hedges and the related changes in the fair values of hedged items; the ineffective, or excluded, portion of cash flow hedges; changes in the fair values of derivatives that do not qualify for hedge accounting treatment; and periodic net coupon settlements on non-qualifying derivatives.

Net realized gains on investments, hedging instruments and hedged items totaled $21.1 million in the first quarter of 2005 compared to net realized losses of $11.5 million in the first quarter of 2004, and included other-than-temporary impairments of $4.2 million and $13.7 million in the first quarter of 2005 and 2004, respectively. The gains were driven by an improving market and credit environment. Non-impairment related net realized gains on investments, hedging instruments and hedged items totaled $25.3 million in the first quarter of 2005 compared to net realized losses of $2.2 million in the first quarter of 2004.

Benefits and Expenses

Total benefits and expenses for the first quarter of 2005 increased to $689.4 million compared to $672.5 million for the same period in 2004. The increase in 2005 primarily was driven by higher amortization of deferred policy acquisition costs and interest credited to policyholder account values, partially offset by a decline in other operating expenses.

Interest credited to policyholder account values totaled $322.0 million in the first quarter of 2005 compared to $315.8 million in the first quarter of 2004. Interest credited principally relates to individual and institutional fixed annuities, funding agreements backing the Company’s MTN program and certain life insurance products. The increase reflects higher variable crediting rates related to the Company’s MTN program. Average crediting rates in the MTN program were 2.85% in the first quarter of 2005 compared to 1.54% in the same period a year ago. A decline in average crediting rates in the Individual Investments segment and in the private sector of the Retirement Plans segment partially offset the overall increase in interest credited. Average crediting rates in the Individual Investments segment were 3.78% in the first quarter of 2005 compared to 4.01% in the same period a year ago. Average crediting rates in the Retirement Plans segment were 4.28% in 2005 compared to 4.52% in the prior year quarter.

Other benefits and claims include policyholder benefits in excess of policyholder account values for universal life and individual deferred annuities and net claims and provisions for future policy benefits for traditional life insurance products and immediate annuities. Other benefits and claims in the first quarter of 2005 increased slightly compared to the same period a year ago. The increase primarily was due to an increase in the provision for future policy benefits for immediate annuities, partially offset by a decline in life insurance benefits as a result of favorable mortality.

Policyholder dividends on participating policies increased by 14% to $9.7 million in the first quarter of 2005 compared to $8.5 million in the same period a year ago. The increase was due to an increase in dividends within the group life business, partially offset by a reduction in dividend scale within the traditional life business as a result of lower interest rates.

Amortization of DAC increased to $118.0 million in the first quarter of 2005 compared to $103.6 million in the first quarter of 2004. The higher amortization resulted from increased earnings on variable products and a true-up charge within the Individual Investments segment due to rising interest rates between mid-December 2004 and mid-March 2005.

Other operating expenses decreased 5% to $139.9 million in the first quarter of 2005 compared to $146.9 million in the first quarter of 2004. The decrease reflects lower sales commissions and incentives, partially offset by higher expenses related to litigation and regulatory investigations.

Federal income tax expense was $46.3 million and $34.7 million for the first quarter of 2005 and 2004, respectively. These amounts represent effective tax rates of 26.1% for the first quarter of 2005 and 24.8% in 2004. The current quarter increase in the effective tax rate was due to the fact that permanent items, primarily the separate account DRD, grew at a slower rate than pre-tax earnings.

Cumulative Effect of Adoption of Accounting Principle

In July 2003, the American Institute of Certified Public Accountants issued Statement of Position 03-1, Accounting and Reporting by Insurance Enterprises for Certain Nontraditional Long-Duration Contracts and for Separate Accounts (SOP 03-1). SOP 03-1 addresses many topics. The most significant topic affecting the Company was the accounting for contracts with guaranteed minimum death benefits (GMDB). SOP 03-1 requires companies to evaluate the significance of a GMDB to determine whether a contract should be accounted for as an investment or insurance contract. For contracts determined to be insurance contracts, companies are required to establish a reserve to recognize a portion of the assessment (revenue) that compensates the insurance company for benefits to be provided in future periods. SOP 03-1 also provides guidance on separate account presentation, interest in separate accounts, gains and losses on the transfer of assets from the general account to a separate account, liability valuation, return based on a contractually referenced pool of assets or index, annuitization options, and sales inducements to contract holders. The Company adopted SOP 03-1 effective January 1, 2004, which resulted in a $3.3 million charge, net of taxes, as the cumulative effect of adoption of this accounting principle. Also, see Note 3 to the unaudited consolidated financial statements included in this report.

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

The following table summarizes sales by product and segment for the periods indicated.

	Three months ended March 31,
(in millions)	2005	2004
Individual Investments
Individual variable annuities:
The BEST of AMERICA products	$759.5	$986.0
Private label annuities	89.2	152.3

Total individual variable annuities	848.7	1,138.3

Individual fixed annuities	54.3	182.2
Advisory services program	53.2	22.9
Income products	42.9	32.8

Total Individual Investments	999.1	1,376.2

Retirement Plans
Private sector pension plan:
The BEST of AMERICA products	415.7	504.9
Other	—	9.2

Total private sector pension plan	415.7	514.1

Public sector pension plan:
IRC Section 457 annuities	373.8	406.7

Total Retirement Plans	789.5	920.8

Individual Protection
Corporate-owned life insurance	234.8	217.9
The BEST of AMERICA variable life series	103.7	108.0
Traditional/universal life insurance	83.1	87.1

Total Individual Protection	421.6	413.0

Total sales	$2,210.2	$2,710.0

The Company sells its products through a diverse distribution network. Unaffiliated entities that sell the Company’s products to their own customer bases include independent broker/dealers, financial institutions, wirehouse and regional firms, pension plan administrators, life insurance specialists and representatives of certain certified public accounting (CPA) firms. Representatives of affiliates who market products directly to a customer base include Nationwide Retirement Solutions, Inc. (NRS), Nationwide Financial Network producers and TBG Insurance Services Corporation (TBG Financial). The Company also distributes products through the agency distribution force of its ultimate parent, Nationwide Mutual Insurance Company (NMIC), or Nationwide agents.

The following table summarizes sales by distribution channel for the periods indicated:

	Three months ended March 31,
(in millions)	2005	2004
Non-affiliated:
Independent broker/dealers	$633.5	$817.3
Financial institutions	322.0	495.7
Wirehouse and regional firms	309.1	426.6
Life insurance specialists	126.6	136.7
Pension plan administrators	101.5	118.1
CPA channel	32.1	12.8

Total non-affiliated sales	1,524.8	2,007.2

Affiliated:
NRS	381.0	414.5
Nationwide agents	164.4	178.5
TBG Financial	108.5	81.2
NFN producers	31.5	28.6

Total affiliated sales	685.4	702.8

Total sales	$2,210.2	$2,710.0

Sales through the independent broker/dealers channel in the first quarter of 2005 declined 22% compared to the same period a year ago. Both variable annuity and variable life sales were negatively impacted by a continuing unstable market. Fixed life sales were affected by market anticipation of the Company’s June 2005 rollout of a new universal life product.

Sales through financial institutions declined 35% in the first quarter of 2005 compared to the first quarter of 2004 primarily due to planned reductions in fixed annuity sales and the effects of changes made to the fixed option of variable annuity products. In addition, turnover in wholesalers impacted annuity production.

Sales generated by wirehouse and regional firms declined 28% in the first quarter of 2005 compared to the first quarter of 2004 due to lower variable annuity sales.

Sales generated by life insurance specialists decreased 7% in the first quarter of 2005 compared to the same period a year ago. This decline was driven by the slow growth in new COLI sales due to the unfavorable environment for COLI and executive deferred compensation programs affecting the creation of new plans and sales.

As the Company’s private sector retirement plan business model continues to evolve, direct production through the pension plan administrators channel is expected to decline, while new business opportunities are being created in conjunction or partnership with the independent broker/dealers, wirehouse and regional firms, and financial institutions relationships. This was evidenced by the 14% decline in the first quarter of 2005 compared to the same period a year ago.

Sales generated by the CPA channel increased significantly to $32.1 million in the first quarter of 2005 compared to $12.8 million in the same period a year ago due to a focus on increased advisory services sales and higher pension sales.

Sales through NRS in the first quarter of 2005 decreased 8% compared to the first quarter of 2004 primarily reflecting timing differences with payrolls between periods.

Sales generated by Nationwide agents decreased 8% in the first quarter of 2005 compared to the same period a year ago due to a decrease in variable annuity sales which are impacted by market uncertainty.

Sales through TBG Financial increased 34% in the first quarter of 2005 compared to a year ago due to higher renewal premiums from the funding of existing executive deferred compensation plans and strong first year sales of the Private Placement product.

Sales generated by NFN producers increased 10% in the first quarter primarily due to higher universal life product and advisory services sales.

Business Segments

During the second quarter of 2004, the Company reorganized its segment reporting structure and now reports four segments: Individual Investments, Retirement Plans, Individual Protection, and Corporate and Other. The Company has reclassified segment results for all prior periods presented to be consistent with the new reporting structure.

The following table summarizes pre-tax operating earnings by segment for the periods indicated:

	Three months ended March 31,
(in millions)	2005	2004
Individual Investments	$57.1	$56.7
Retirement Plans	31.6	32.7
Individual Protection	52.2	43.8
Corporate and Other	15.6	21.3

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

The following table summarizes selected financial data for the Company’s Individual Investments segment for the periods indicated:

	Three months ended March 31,
(dollars in millions)	2005	2004
Statements of Income Data
Revenues:
Policy charges	$129.2	$124.0
Net investment income	205.1	211.6
Premiums on income products	20.5	17.3
Other	0.4	0.1

Total revenues	355.2	353.0

Benefits and expenses:
Interest credited to policyholder account values	138.7	145.3
Other benefits	26.9	23.7
Amortization of DAC	82.6	72.2
Other operating expenses	49.9	55.1

Total benefits and expenses	298.1	296.3

Pre-tax operating earnings	$57.1	$56.7

Other Data
Sales:
Individual variable annuities	$848.7	$1,138.3
Individual fixed annuities	54.3	182.2
Advisory services program	53.2	22.9
Income products	42.9	32.8

Total sales	$999.1	$1,376.2

Average account values:
General account	$14,649.3	$14,491.5
Separate account	34,196.6	32,564.6
Advisory services program	222.2	38.9

Total average account values	$49,068.1	$47,095.0

Account values as of period end:
Individual variable annuities	$38,739.6	$38,122.8
Individual fixed annuities	7,776.8	7,668.1
In retirement	1,791.8	1,715.6
Advisory services program	248.4	50.9

Total account values	$48,556.6	$47,557.4

GMDB – Net amount at risk, net of reinsurance	$333.3	$855.9
GMDB – Reserves, net of reinsurance	$26.1	$25.2
Pre-tax operating earnings to average account values	0.47%	0.48%

Pre-tax operating earnings totaled $57.1 million in the first quarter of 2005, up 1% compared to $56.7 million in the first quarter of 2004. The increase was driven by higher asset fees and lower other operating expenses, offset by higher DAC amortization.

Asset fees increased to $110.9 million in the first quarter of 2005, up 5% from $106.0 million in the same period a year ago. Asset fees are calculated daily and charged as a percentage of separate account values. The fluctuations in asset fees were primarily due to changes in the market value of the investment options underlying the account values, which have followed the general trends of the equity markets over the comparison periods. Average separate account values increased 5% to $34.20 billion as of March 31, 2005 compared to $32.56 billion as of March 31, 2004.

Surrender fees increased 11% to $15.6 million in the first quarter of 2005 versus $14.1 million in the same period a year ago due to increased surrender activity driven by a higher base of assets relative to the prior year.

Premiums on income products increased 18% in the first quarter of 2005 to $20.5 million from $17.3 million in the prior year first quarter due to higher interest rates relative to a year ago. Increased purchase rates driven by higher interest rates created a favorable environment for income products.

The 14% increase in other benefits to $26.9 million during the first quarter of 2005 compared to $23.7 million in the prior year first quarter reflects increased provision for future policy benefits for immediate annuities consistent with the increase in premium income, partially offset by a reduction in GMDB costs due to higher market levels.

Other operating expenses were $49.9 million in the first quarter of 2005, a 9% decrease compared to $55.1 million in the first quarter of 2004. The decrease primarily was due to reductions in employee incentives and lower technology costs resulting from decreased project spending.

Interest spread income is comprised of net investment income, excluding capital charges, less interest credited to policyholder account values. Interest spread income can vary depending on crediting rates offered by the Company; performance of the investment portfolio, including the rate of prepayments; changes in market interest rates; the competitive environment; and other factors.

Interest spread income was flat in the first quarter of 2005 compared to the same period a year ago. The following table summarizes the interest spread on Individual Investments segment average general account values for the periods indicated:

	Three months ended March 31,
	2005	2004
Net investment income	5.81%	5.99%
Interest credited	3.81%	4.01%

Interest spread on average general account values	2.00%	1.98%

Interest spread margins widened during the first quarter of 2005 to 200 basis points compared to 198 basis points in the same period a year ago. Included in the current quarter were 19 basis points, or $6.9 million, of income from mortgage loan prepayment penalties and bond call premiums compared to 18 basis points, or $6.5 million, a year ago. The higher interest rate environment compared to the prior year eased the pressure on margins due to the interest rate floors contained in annuity contracts. For the full year 2005, the Company expects interest spread margins to tighten and projects full year spreads of 175 to 180 basis points, including a nominal level of prepayment activity.

The Company has taken actions to address low interest rate environments and the resulting impact on interest spread margins. The Company has lowered commission rates for individual fixed annuities and invokes contractual provisions that limit the amount of variable annuity deposits allocated to the guaranteed fixed option. In addition, the majority of new business now consists of lower floor guarantee products.

Sales totaled $999.1 million during the first quarter of 2005, down 27% from $1.38 billion in the same period a year ago. Variable annuity production declined in the quarter by 25% to $848.7 million in 2005, with 22% of new sales allocated to guaranteed fixed options. The Company expects its new variable annuity contract rider, which offers a hybrid guaranteed minimum accumulation/withdrawal living benefit feature and was introduced in March, to positively impact sales during the rest of 2005. Fixed annuity sales totaled $54.3 million in the first quarter 2005, a 70% decrease from the same period a year ago. This decline was attributable to the actions described above, which were intended to reduce the level of new individual fixed annuity business due to the challenging interest rate environment.

Deposits in the first quarter 2005 of $1.03 billion offset by withdrawals and surrenders totaling $1.43 billion generated net outflows of $402.1 million compared to net inflows of $15.5 million achieved in the first quarter a year ago.

The following table summarizes selected information about the Company’s deferred individual fixed annuities, including the fixed option of variable annuities, as of March 31, 2005:

	Ratchet		Reset
(dollars in millions)	Account value	Wtd. avg. crediting rate	Account value	Wtd. avg. crediting rate
Minimum interest rate of 3.50% or greater	$—	N/A	$901.8	3.51%
Minimum interest rate of 3.00% to 3.49%	3,163.2	5.02%	6,456.5	3.11%
Minimum interest rate lower than 3.00%	873.1	3.12%	337.2	3.52%
MVA with no minimum interest rate guarantee	—	N/A	—	N/A

Total deferred individual fixed annuities	$4,036.3	4.61%	$7,695.5	3.17%

	Market value adjustment (MVA)		Total
(dollars in millions)	Account value	Wtd. avg. crediting rate	Account value	Wtd. avg. crediting rate
Minimum interest rate of 3.50% or greater	$—	N/A	$901.8	3.51%
Minimum interest rate of 3.00% to 3.49%	—	N/A	9,619.7	3.74%
Minimum interest rate lower than 3.00%	—	N/A	1,210.3	3.23%
MVA with no minimum interest rate guarantee	1,175.6	3.27%	1,175.6	3.27%

Total deferred individual fixed annuities	$1,175.6	3.27%	$12,907.4	3.63%

Retirement Plans

The Retirement Plans segment is comprised of the Company’s private and public sector retirement plans business. This segment differs from the former Institutional Products segment because it no longer includes the results of the structured products and MTN businesses. The private sector includes IRC Section 401(k) business and the public sector includes IRC Section 457 and Section 401(a) business, both in the form of fixed and variable group annuities. Retirement Plans sales do not include large case retirement plan acquisitions and Nationwide employee and agent benefit plans. However, the statements of income data in the following table does reflect this business.

The following table summarizes selected financial data for the Company’s Retirement Plans segment for the periods indicated:

	Three months ended March 31,
(dollars in millions)	2005	2004
Statements of Income Data
Revenues:
Policy charges	$37.1	$39.9
Net investment income	161.9	156.6

Total revenues	199.0	196.5

Benefits and expenses:
Interest credited to policyholder account values	109.3	107.7
Amortization of DAC	12.3	9.6
Other operating expenses	45.8	46.5

Total benefits and expenses	167.4	163.8

Pre-tax operating earnings	$31.6	$32.7

Other Data
Sales:
Private sector	$415.7	$514.1
Public sector	373.8	406.7

Total sales	$789.5	$920.8

Average account values:
General account	$10,219.9	$9,537.6
Separate account	19,119.7	19,398.3

Total average account values	$29,339.6	$28,935.9

Account values as of period end:
Private sector	$13,934.9	$14,776.9
Public sector	15,394.0	14,185.1

Total account values	$29,328.9	$28,962.0

Pre-tax operating earnings to average account values	0.43%	0.45%

Pre-tax operating earnings decreased 3% to $31.6 million in the first quarter of 2005 from $32.7 million a year ago due to higher general operating expenses and lower policy charges.

Asset fees decreased 7% to $32.9 million in the first quarter of 2005 compared to $35.2 million in the prior year quarter. The decrease was associated with the declining issuances of group annuity products in favor of non-annuity products, coupled with a less favorable equity market environment during the first quarter of 2005.

Surrender fees decreased 30% to $2.1 million in the first quarter of 2005 from $3.0 million in the prior year quarter as the aging block of group annuities in the private sector continued to contribute lower contingent deferred sales charges.

Interest spread income is comprised of net investment income less interest credited to policyholder account values. Interest spreads vary depending on crediting rates offered by the Company; the performance of the investment portfolio, including the rate of prepayments; changes in market interest rates; the competitive environment; and other factors.

Interest spread income was $3.7 million higher in the first quarter of 2005 compared to the prior year quarter. The increase primarily was due to higher income from mortgage loan prepayment penalties and bond call premiums and 7% higher average general account values compared to a year ago.

The following table summarizes the interest spread on Retirement Plans segment average general account values for the periods indicated:

	Three months ended March 31,
	2005	2004
Net investment income	6.59%	6.67%
Interest credited	4.50%	4.65%

Interest spread on average general account values	2.09%	2.02%

Interest spread margins increased to 209 basis points in the first quarter of 2005 compared to 202 basis points in the same period a year ago. Included in the current quarter were 26 basis points, or $6.7 million, of income from mortgage loan prepayment penalties and bond call premiums compared to 21 basis points, or $5.0 million, in the same period a year ago. For the full year 2005, the Company expects interest spread margins to tighten and projects full year spreads of 180 to 185 basis points, including a nominal level of prepayment activity.

Other operating expenses decreased 2% to $45.8 million in the first quarter of 2005 from $46.5 million in the same period a year ago. The decrease reflects the decline in group annuity sales across the segment, especially in the private sector.

Sales during the first quarter of 2005 declined 14% to $789.5 million from $920.8 million in the first quarter of 2004. The decrease is discussed in detail below.

Private sector retirement plan sales in the first quarter of 2005 decreased 19% to $415.7 million from $514.1 million in the prior year first quarter. The decrease was due to declining issuances of group annuity products in the private sector in favor of products on the Nationwide Trust Company, FSB platform.

Public sector retirement plan sales decreased 8% to $373.8 million in the first quarter of 2005 from $406.7 million in the prior year first quarter due to lower plan-to-plan transfers.

Deposits in the first quarter of 2005 of $982.3 million offset by participant withdrawals and surrenders of $999.3 million generated net outflows from participant activity of $17.0 million, compared to net outflows of $38.7 million in the first quarter of 2004. Improved net flows primarily related to the public sector, which increased $16.2 million due to a 2% decline in surrenders as a percentage of average account values.

Individual Protection

The Individual Protection segment consists of investment life insurance products, including individual variable, COLI and BOLI products; traditional life insurance products; and universal life insurance products. This segment is unchanged from the former Life Insurance segment. Life insurance products provide a death benefit and generally allow the customer to build cash value on a tax-advantaged basis.

The following table summarizes selected financial data for the Company’s Individual Protection segment for the periods indicated:

	Three months ended March 31,
(in millions)	2005	2004
Statements of Income Data
Revenues:
Policy charges	$94.0	$90.7
Net investment income	83.7	83.2
Other	44.0	47.7

Total revenues	221.7	221.6

Benefits and expenses:
Life benefits and policyholder dividends	111.1	113.3
Amortization of DAC	23.1	21.8
Other operating expenses	35.3	42.7

Total benefits and expenses	169.5	177.8

Pre-tax operating earnings	$52.2	$43.8

Other Data
Sales:
Corporate-owned life insurance	$234.8	$217.9
The BEST of AMERICA variable life series	103.7	108.0
Traditional/universal life insurance	83.1	87.1

Total sales	$421.6	$413.0

Policy reserves as of period end:
Individual investment life insurance	$3,027.4	$2,782.9
Corporate investment life insurance	6,267.9	4,623.6
Traditional life insurance	2,144.8	2,052.3
Universal life insurance	1,005.5	910.7

Total policy reserves	$12,445.6	$10,369.5

Insurance in force as of period end:
Individual investment life insurance	$36,684.2	$35,310.6
Corporate investment life insurance	23,122.3	9,431.6
Traditional life insurance	20,939.7	22,995.4
Universal life insurance	8,319.0	8,302.9

Total insurance in force	$89,065.2	$76,040.5

Pre-tax operating earnings increased 19% to $52.2 million in the first quarter of 2005 compared to $43.8 million the same period a year ago. Improved results from the corporate investment life business drove the improvement. Earnings for this business were 75% ahead of prior year due primarily to improved spreads, favorable mortality and lower DAC amortization as described below.

Policy charges increased 4% to $94.0 million in the first quarter of 2005 compared to $90.7 million in the prior year first quarter. Cost of insurance charges, which are assessed on the amount of insurance in force in excess of the related policyholder account value, increased 5% in the first quarter of 2005 compared to the same period a year ago. Growth in universal life and individual investment life products also contributed to the improvement.

Life benefits and policyholder dividends decreased 2% to $111.1 million in the first quarter of 2005 compared to $113.3 million in the first quarter of 2004. Favorable mortality in the COLI business was partially offset by unfavorable mortality in the individual fixed life business. A decline in policyholder dividends on participating policies, due to a reduction in the dividend scale as a result of lower interest rates, also contributed to the overall decrease.

Amortization of DAC increased 6% to $23.1 million in the first quarter of 2005 compared to $21.8 million in the same period a year ago. Increased DAC amortization in the corporate life insurance business due to higher surrenders was partially offset by a reduction in amortization from the implementation of DAC model enhancements.

Other operating expenses decreased 17% to $35.3 million in the first quarter of 2005 from $42.7 million in the first quarter of 2004. Reduced expenses in individual fixed and investment life driven by reduced production were partially offset by higher expenses in corporate life products primarily related to premium taxes on a large BOLI case written in the first quarter.

First quarter 2005 sales totaled increased 2% to $421.6 million from $413.0 million a year ago. COLI sales increased 8% compared to a year ago largely driven by higher renewal premiums from the funding of existing COLI cases. Increased renewal premiums from COLI cases can be attributed to increased participant deferrals in existing executive deferred compensation plans, partially offset by the slow growth in new COLI sales due to the unfavorable environment for COLI and executive deferred compensation programs affecting the creation of new plans and sales. Universal life sales decreased due to market anticipation of the Company’s June 2005 rollout of a new universal life product.

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

The following table summarizes selected financial data for the Company’s Corporate and Other segment for the periods indicated:

	Three months ended March 31,
(in millions)	2005	2004
Statements of Income Data
Operating revenues	$70.0	$55.9
Interest expense on debt, primarily with NFS	(14.9)	(14.3)
Other operating expenses	(39.5)	(20.3)

Pre-tax operating earnings	15.6	21.3

Net realized gains (losses) on investments, hedging instruments and hedged items[1]	21.2	(14.5)

Income from continuing operations before federal income taxes	$36.8	$6.8

Other Data
Account values as of period end —
Funding agreements backing medium-term notes	$4,161.4	$4,580.6

[1]	Excluding periodic net coupon settlements on non-qualifying derivatives.

Pre-tax operating earnings in the first quarter of 2005 declined 27% compared to the first quarter of 2004. This decline primarily was due to discontinuing the use of fair value hedges on a portion of the MTN portfolio, resulting in fixed rate assets versus floating rate assets on a portion of the portfolio and higher variable crediting rates on liabilities in the MTN program. In addition, higher expenses related to commissions, litigation and regulatory investigations, and variable interest entities reduced pre-tax operating earnings. The decline was partially offset by an increase in net investment income primarily due to higher earnings on MTN variable rate assets, higher income from mortgage loan prepayment penalties and bond call premiums, and earnings on derivatives that do not qualify for hedge accounting treatment.

Net realized gains on investments, hedging instruments and hedged items excluding periodic net coupon settlements on non-qualifying derivatives totaled $21.2 million in the first quarter of 2005 compared to net realized losses of $14.5 million in the first quarter of 2004, and included other-than-temporary impairments of $4.2 million and $13.7 million in the first quarter of 2005 and 2004, respectively. The gains were driven by an improving market and credit environment.

The following table summarizes net realized gains (losses) on investments, hedging instruments and hedged items from continuing operations by source for the periods indicated:

	Three months ended March 31,
(in millions)	2005	2004
Realized gains on sales, net of hedging losses:
Fixed maturity securities available-for-sale	$29.9	$6.8
Hedging losses on fixed maturity sales	(2.0)	(3.6)
Equity securities available-for-sale	1.4	1.0
Real estate	—	0.4
Mortgage loans on real estate	1.6	—
Mortgage loan hedging losses	—	(0.5)
Other	0.2	0.2

Total realized gains on sales	31.1	4.3

Realized losses on sales, net of hedging gains:
Fixed maturity securities available-for-sale	(7.5)	(4.8)
Hedging gains on fixed maturity sales	3.6	0.4
Equity securities available-for-sale	—	(0.4)
Real estate	—	(1.2)
Mortgage loans on real estate	(0.8)	(0.7)
Mortgage loan hedging gains	1.9	1.8
Other	(0.2)	(0.2)

Total realized losses on sales	(3.0)	(5.1)

Other-than-temporary and other investment impairments:
Fixed maturity securities available-for-sale	(0.7)	(9.3)
Equity securities available-for-sale	(0.9)	(0.2)
Real estate	—	(2.2)
Mortgage loans on real estate, including valuation allowance adjustment	(2.6)	(2.0)

Total other-than-temporary and other investment impairments	(4.2)	(13.7)

Credit default swaps	(1.7)	(2.8)
Periodic net coupon settlements on non-qualifying derivatives	(0.1)	3.0
Other derivatives	0.6	2.8
Other	(1.6)	—

Net realized gains (losses) on investments, hedging instruments and hedged items	$21.1	$(11.5)

The Company has a comprehensive portfolio monitoring process for fixed maturity and equity securities to identify and evaluate the necessity of recording impairment losses for other-than-temporary declines in the fair value of investments. See “Impairment Losses on Investments” in the “Critical Accounting Policies and Recently Issued Accounting Standards” section of Part I, Item 2 – Management’s Narrative Analysis of the Results of Operations of this report for a complete discussion of this process.

The following table summarizes for the three months ended March 31, 2005 the Company’s largest aggregate losses on sales and write-downs by issuer (including affiliates), the related circumstances giving rise to the losses and the circumstances that may have affected other material investments held:

	Fair value at sale (proceeds)	YTD loss on sale	YTD write-downs	March 31, 2005
(in millions)				Holdings[1]	Net unrealized gain (loss)
A payroll services and temporary staffing company. A decline in the fourth quarter of 2004 prompted a decision to sell, and an impairment was recorded. The sale had not yet perfected in the first quarter of 2005, and a further impairment was recorded.	$—	$—	$(0.9)	$2.2	$—

An asset-backed security secured by vacation club membership interests. Expected cash flows experienced deterioration in the first quarter of 2005, and an impairment was recorded.	—	—	(0.4)	0.9	—

An asset-backed security backed by home mortgages. An impairment loss was recorded in the prior year. A sale of the issue was completed in the first quarter of 2005 with an additional loss that was realized as an impairment loss.	0.7	—	(0.3)	—	—

U.S. government securities that were sold at a loss in the first quarter of 2005. No impairment necessary on the remaining holdings.	159.3	(2.3)	—	188.7	11.5

Credit card-backed securities. A sale of a portion of the holdings resulted in a loss in the first quarter of 2005. Expected cash flows and fair values of the remaining holdings are being monitored. The Company has the ability and intent to hold the remaining securities to recovery. No impairment on these holdings necessary at this time.	26.6	(0.7)	—	94.5	(0.5)

A financial services company that offers a variety of automotive financial services to various authorized dealers. A sale of two securities by this issuer was completed in the first quarter of 2005. The Company has the ability and intent to hold the remaining securities to recovery.	7.7	(0.4)	—	52.3	(1.1)

Asset-backed securities secured by student loans. A sale of a portion of the holdings resulted in a loss in the first quarter of 2005. Expected cash flows and fair values of the remaining holdings are being monitored. The Company has the ability and intent to hold the remaining securities to recovery. No impairment on these holdings necessary at this time.	34.7	(0.4)	—	89.7	(3.7)

Collateralized mortgage obligations backed by commercial mortgage pass-through certificates. A sale of one issue resulted in a loss in the first quarter of 2005. Expected cash flows and fair values of the remaining holdings are being monitored. The Company has the ability and intent to hold the remaining securities to recovery. No impairment on these holdings necessary at this time.	10.6	(0.3)	—	109.5	(2.7)

Collateralized mortgage obligations. A sale of a portion of the holdings resulted in a loss in the first quarter of 2005. Expected cash flows and fair values of the remaining holdings are being monitored. The Company has the ability and intent to hold the remaining securities to recovery. No impairment on these holdings necessary at this time.	12.4	(0.3)	—	29.4	(0.2)

Securities issued by U.S. government-sponsored enterprises (these securities are not backed by the full faith and credit of the U.S. government) that were sold at a loss in the first quarter of 2005. No impairment necessary on the remaining holdings.	37.6	(0.3)	—	879.6	53.5

A financial services company that provides financing, mortgage, insurance, real estate, automobile and railcar services. The company also operates communication satellites. A purchase and sale of this security was completed in the first quarter of 2005.	16.7	(0.2)	—	—	—

A provider of consumer financial services such as home equity loans, auto finance loans, as well as private label credit cards. A sale of one issue resulted in a loss in the first quarter of 2005. No impairment loss is necessary on the remaining holdings.	6.8	(0.2)	—	68.8	1.1

A provider of global financial services such as investment banking, treasury and securities services, asset management, private banking, cardmember services, commercial banking and home finance. A sale of one security by the issuer was completed during the first quarter of 2005. No impairment loss necessary on the remaining holdings.	8.8	(0.2)	—	42.5	0.5

Total	$321.9	$(5.3)	$(1.6)	$1,558.1	$58.4

[1]	Holdings represent amortized cost of fixed maturity securities and cost of equity securities as of the date indicated.

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

Contractual Obligations and Commitments

Contractual obligations and commitments have not changed materially from those disclosed in the Company’s 2004 Annual Report on Form 10-K.

Off-Balance Sheet Transactions

Under the MTN program, the Company issues funding agreements, which are insurance obligations under Ohio law, to an unconsolidated third party trust to secure notes issued to investors by the trust. The funding agreements are recorded as a component of future policy benefits and claims on the unaudited consolidated balance sheets. Because the Company is not the primary beneficiary of, and has no ownership interest in, or control over, the third party trust that issues the notes, the Company does not include the trust in its unaudited consolidated financial statements. Since the notes issued by the trust have a secured interest in the funding agreements issued by the Company, Moody’s Investors Service, Inc. and Standard & Poor’s Ratings Services assign the same ratings to the notes and the insurance financial strength of the Company.

As of March 31, 2005 and December 31, 2004, the Company had received $1.18 billion and $874.2 million, respectively, of cash collateral on securities lending and $355.3 million and $415.7 million, respectively, of cash for derivative collateral. As of March 31, 2005 and December 31, 2004, the Company had received $17.1 million and $191.8 million, respectively, of non-cash collateral on securities lending. Both the cash and non-cash collateral amounts were included in short-term investments with a corresponding liability recorded in other liabilities. As of March 31, 2005 and December 31, 2004, the Company had loaned securities with a fair value of $1.17 billion and $1.04 billion, respectively. The Company also held $151.9 million and $222.5 million of securities as off-balance sheet collateral on derivative transactions as of March 31, 2005 and December 31, 2004, respectively.

ITEM 3 Quantitative and Qualitative Disclosures About Market Risk

Market risks have not changed materially from those disclosed in the Company’s 2004 Annual Report on Form 10-K.

ITEM 4 Controls and Procedures

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

PART II – OTHER INFORMATION

ITEM 1 Legal Proceedings

The Company is a party to litigation and arbitration proceedings in the ordinary course of its business. It is not possible to determine the ultimate outcome of the pending investigations and legal proceedings or to provide reasonable ranges of potential losses. Some of the matters, including certain of those referred to below, are in very preliminary stages, and the Company does not have sufficient information to make an assessment of plaintiffs’ claims for liability or damages. In some of the cases seeking to be certified as class actions, the court has not yet decided whether a class will be certified or (in the event of certification) the size of the class and class period. In many of the cases, plaintiffs are seeking undefined amounts of damages or other relief, including punitive damages and equitable remedies, that are difficult to quantify and cannot be defined based on the information currently available. The Company does not believe, based on information currently known by the Company’s management, that the outcomes of such pending investigations and legal proceedings are likely to have a material adverse effect on the Company’s consolidated financial position. However, given the large and/or indeterminate amounts sought in certain of these matters and inherent unpredictability of litigation, it is possible that an adverse outcome in certain matters could have a material adverse effect on the Company’s consolidated financial results in a particular quarterly or annual period.

In recent years, life insurance companies have been named as defendants in lawsuits, including class action lawsuits relating to life insurance and annuity pricing and sales practices. A number of these lawsuits have resulted in substantial jury awards or settlements.

The financial services industry, including mutual fund, variable annuity, life insurance and distribution companies, has also been the subject of increasing scrutiny by regulators, legislators and the media over the past two years. Numerous regulatory agencies, including the SEC, the National Association of Securities Dealers and the New York State Attorney General, have commenced industry-wide investigations regarding late trading and market timing in connection with mutual funds and variable insurance contracts, and have commenced enforcement actions against some mutual fund and life insurance companies on those issues. The Company has been contacted by or received subpoenas from the SEC and the New York State Attorney General, who are investigating market timing in certain mutual funds offered in insurance products sponsored by the Company. The Company is cooperating with this investigation and is responding to information requests.

In addition, state and federal regulators have commenced investigations or other proceedings relating to compensation and bidding arrangements and possible anti-competitive activities between insurance producers and brokers and issuers of insurance products, and unsuitable sales and replacements by producers on behalf of the issuer. Also under investigation are compensation arrangements between the issuers of variable insurance contracts and mutual funds or their affiliates, and funding agreements issued to back MTN programs. Related investigations and proceedings may be commenced in the future. The Company has been contacted by or received subpoenas from state and federal regulatory agencies, state securities law regulators and state attorneys general for information relating to these investigations into compensation and bidding arrangements, anti-competitive activities, unsuitable sales or replacement practices, and funding agreements backing the MTN program. The Company is cooperating with regulators in connection with these inquiries. NMIC, the Company’s ultimate parent, has been contacted by or received subpoenas from certain regulators for information on these issues with respect to its operations and the operations of its subsidiaries, including the Company. The Company will cooperate with NMIC in responding to these inquiries to the extent that any inquiries encompass its operations.

These proceedings are expected to continue in the future and could result in legal precedents and new industry-wide legislation, rules and regulations that could significantly affect the financial services industry, including life insurance and annuity companies. These proceedings also could affect the outcome of one or more of the Company’s litigation matters.

On April 13, 2004, NLIC was named in a class action lawsuit filed in Circuit Court, Third Judicial Circuit, Madison County, Illinois, entitled Woodbury v. Nationwide Life Insurance Company. The plaintiff claims to represent a class of persons in the United States who, through their ownership of a Nationwide annuity or insurance product, held units of any Nationwide sub-account invested in mutual funds which included foreign securities in their portfolios and which allegedly experienced market timing trading activity. The complaint contains allegations of negligence, reckless indifference and breach of fiduciary duty. The plaintiff seeks to recover compensatory and punitive damages in an amount not to exceed $75,000 per plaintiff or class member. NLIC removed this case to the United States District Court for the Southern District of Illinois on June 1, 2004. The plaintiffs moved to remand on June 28, 2004. On July 12, 2004, NLIC filed a memorandum opposing remand and requesting a stay pending the resolution of an unrelated case covering similar issues, which is an appeal from a decision of the same District Court remanding a removed market timing case to an Illinois state court. On July 30, 2004, the U.S. District Court granted NLIC’s request for a stay pending a decision by the Seventh Circuit on the unrelated case mentioned above. On December 27, 2004, the case was transferred to the United States District Court for the District of Maryland and included in the multi-district proceeding there entitled In Re Mutual Funds Investment Litigation. NLIC intends to defend this lawsuit vigorously.

On January 21, 2004, the Company was named in a lawsuit filed in the United States District Court for the Northern District of Mississippi entitled United Investors Life Insurance Company v. Nationwide Life Insurance Company and/or Nationwide Life Insurance Company of America and/or Nationwide Life and Annuity Insurance Company and/or Nationwide Life and Annuity Company of America and/or Nationwide Financial Services, Inc. and/or Nationwide Financial Corporation, and John Does A-Z. In its complaint, plaintiff United Investors alleges that the Company and/or its affiliated life insurance companies caused the replacement of variable insurance policies and other financial products issued by United Investors with policies issued by the Nationwide defendants. The plaintiff raises claims for (1) violations of the Federal Lanham Act, and common law unfair competition and defamation, (2) tortious interference with the plaintiff’s contractual relationship with Waddell & Reed, Inc. and/or its affiliates, Waddell & Reed Financial, Inc., Waddell & Reed Financial Services, Inc. and W&R Insurance Agency, Inc., or with the plaintiff’s contractual relationships with its variable policyholders, (3) civil conspiracy, and (4) breach of fiduciary duty. The complaint seeks compensatory damages, punitive damages, pre- and post-judgment interest, a full accounting, a constructive trust, and costs and disbursements, including attorneys’ fees. The Company filed a motion to dismiss the complaint on June 1, 2004. On February 8, 2005 the court denied the motion to dismiss. On March 23, 2005, the Company filed its answer. The Company intends to defend this lawsuit vigorously.

On October 31, 2003, NLIC and Nationwide Life and Annuity Insurance Company (NLAIC) were named in a lawsuit seeking class action status filed in the United States District Court for the District of Arizona entitled Robert Helman et al v. Nationwide Life Insurance Company et al. The suit challenges the sale of deferred annuity products for use as investments in tax-deferred contributory retirement plans. On April 8, 2004, the plaintiff filed an amended class action complaint on behalf of all persons who purchased an individual variable deferred annuity contract or a certificate to a group variable annuity contract issued by NLIC or NLAIC which were allegedly used to fund certain tax-deferred retirement plans. The amended class action complaint seeks unspecified compensatory damages. NLIC and NLAIC filed a motion to dismiss the complaint on May 24, 2004. On July 27, 2004, the court granted the motion to dismiss. The plaintiff has appealed that dismissal to the United States Court of Appeals for the Ninth Circuit. NLIC and NLAIC intend to defend this lawsuit vigorously.

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

NATIONWIDE LIFE INSURANCE COMPANY
(Registrant)

Date: May 5, 2005	/s/ M. Eileen Kennedy
M. Eileen Kennedy, Senior Vice President — Chief Financial Officer