Form 10-Q
period 2005-06-30
NATIONWIDE LIFE INSURANCE CO
filed 2005-08-04
CIK 205695

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2005

or

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

As of July 29, 2005, the registrant had 3,814,779 shares outstanding of its common stock (par value $1 per share).

The Registrant meets the conditions set forth in General Instruction H(1)(a) and (b) of Form 10-Q and is therefore filing this Form in the reduced disclosure format.

NATIONWIDE LIFE INSURANCE COMPANY AND SUBSIDIARIES

FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2005

PART I – FINANCIAL INFORMATION

ITEM 1 Unaudited Consolidated Financial Statements

NATIONWIDE LIFE INSURANCE COMPANY AND SUBSIDIARIES

(a wholly-owned subsidiary of Nationwide Financial Services, Inc.)

Consolidated Statements of Income

(Unaudited)

(in millions)

	Three months ended June 30,		Six months ended June 30,
	2005	2004	2005	2004
Revenues:
Policy charges	$260.2	$254.2	$522.0	$508.9
Life insurance premiums	66.8	65.5	131.4	130.5
Net investment income	527.3	482.3	1,044.4	985.1
Net realized (losses) gains on investments, hedging instruments and hedged items and hedged items	(5.3)	(27.1)	15.8	(38.6)
Other	0.6	5.0	3.1	6.5

Total revenues	849.6	779.9	1,716.7	1,592.4

Benefits and expenses:
Interest credited to policyholder account values	335.5	312.2	657.5	628.0
Other benefits and claims	101.6	92.4	191.0	180.2
Policyholder dividends on participating policies	8.3	11.2	18.0	19.7
Amortization of deferred policy acquisition costs	106.8	102.2	224.8	205.8
Interest expense on debt, primarily with Nationwide Financial Services, Inc. (NFS)	15.9	15.4	31.3	29.9
Other operating expenses	128.6	144.0	263.5	286.3

Total benefits and expenses	696.7	677.4	1,386.1	1,349.9

Income from continuing operations before federal income tax expense	152.9	102.5	330.6	242.5
Federal income tax expense	37.1	16.7	83.4	51.4

Income from continuing operations	115.8	85.8	247.2	191.1
Cumulative effect of adoption of accounting principle, net of taxes	—	—	—	(3.3)

Net income	$115.8	$85.8	$247.2	$187.8

See accompanying notes to unaudited consolidated financial statements,

including Note 7 which describes related party transactions.

NATIONWIDE LIFE INSURANCE COMPANY AND SUBSIDIARIES

(a wholly-owned subsidiary of Nationwide Financial Services, Inc.)

Consolidated Balance Sheets

(in millions, except per share amounts)

	June 30, 2005	December 31, 2004
	(Unaudited)
Assets
Investments:
Securities available-for-sale, at fair value:
Fixed maturity securities (cost $27,114.5 in 2005; $26,708.7 in 2004)	$28,014.1	$27,652.0
Equity securities (cost $33.8 in 2005; $37.7 in 2004)	44.0	48.1
Mortgage loans on real estate, net	8,543.4	8,649.2
Real estate, net	81.5	83.9
Policy loans	586.9	644.5
Other long-term investments	567.6	539.6
Short-term investments, including amounts managed by a related party	1,719.6	1,645.8

Total investments	39,557.1	39,263.1

Cash	0.4	15.5
Accrued investment income	347.2	364.2
Deferred policy acquisition costs	3,424.6	3,416.6
Other assets	1,831.4	2,099.8
Assets held in separate accounts	59,787.9	60,798.7

Total assets	$104,948.6	$105,957.9

Liabilities and Shareholder’s Equity
Liabilities:
Future policy benefits and claims	$36,221.1	$36,383.1
Short-term debt	336.2	215.0
Long-term debt, payable to NFS	700.0	700.0
Other liabilities	3,549.3	3,645.2
Liabilities related to separate accounts	59,787.9	60,798.7

Total liabilities	100,594.5	101,742.0

Shareholder’s equity:
Common stock, $1 par value; authorized - 5.0 shares; issued and outstanding - 3.8 shares	3.8	3.8
Additional paid-in capital	274.4	274.4
Retained earnings	3,716.1	3,543.9
Accumulated other comprehensive income	359.8	393.8

Total shareholder’s equity	4,354.1	4,215.9

Total liabilities and shareholder’s equity	$104,948.6	$105,957.9

See accompanying notes to unaudited consolidated financial statements,

including Note 7 which describes related party transactions.

NATIONWIDE LIFE INSURANCE COMPANY AND SUBSIDIARIES

(a wholly-owned subsidiary of Nationwide Financial Services, Inc.)

Consolidated Statements of Shareholder’s Equity

Six Months Ended June 30, 2005 and 2004

(Unaudited)

(in millions)

	Common stock	Additional paid-in capital	Retained earnings	Accumulated other comprehensive income	Total shareholder’s equity
Balance as of December 31, 2003	$3.8	$271.3	$3,257.2	$467.3	$3,999.6

Comprehensive loss:
Net income	—	—	187.8	—	187.8
Net unrealized losses on securities available-for-sale arising during the period, net of taxes	—	—	—	(190.5)	(190.5)
Accumulated net losses on cash flow hedges, net of taxes	—	—	—	(1.6)	(1.6)

Total comprehensive loss					(4.3)

Dividends to NFS	—	—	(75.0)	—	(75.0)

Balance as of June 30, 2004	$3.8	$271.3	$3,370.0	$275.2	$3,920.3

Balance as of December 31, 2004	$3.8	$274.4	$3,543.9	$393.8	$4,215.9

Comprehensive income:
Net income	—	—	247.2	—	247.2
Net unrealized losses on securities available-for-sale arising during the period, net of taxes	—	—	—	(52.7)	(52.7)
Accumulated net gains on cash flow hedges, net of taxes	—	—	—	18.7	18.7

Total comprehensive income					213.2

Dividends to NFS	—	—	(75.0)	—	(75.0)

Balance as of June 30, 2005	$3.8	$274.4	$3,716.1	$359.8	$4,354.1

See accompanying notes to unaudited consolidated financial statements,

including Note 7 which describes related party transactions.

NATIONWIDE LIFE INSURANCE COMPANY AND SUBSIDIARIES

(a wholly-owned subsidiary of Nationwide Financial Services, Inc.)

Consolidated Statements of Cash Flows

(Unaudited)

(in millions)

	Six months ended June 30,
	2005	2004
Cash flows from operating activities:
Net income	$247.2	$187.8
Adjustments to reconcile net income to net cash provided by operating activities:
Interest credited to policyholder account values	657.5	628.0
Capitalization of deferred policy acquisition costs	(239.5)	(269.0)
Amortization of deferred policy acquisition costs	224.8	205.8
Amortization and depreciation	30.7	42.9
Net realized (gains) losses on investments, hedging instruments and hedged items	(15.8)	38.6
Decrease in accrued investment income	17.0	0.4
Decrease (increase) in other assets	287.2	(64.2)
(Decrease) increase in policy and other liabilities	(298.1)	146.3
Other, net	(41.7)	3.8

Net cash provided by operating activities	869.3	920.4

Cash flows from investing activities:
Proceeds from maturity of securities available-for-sale	2,863.2	1,922.9
Proceeds from sale of securities available-for-sale	1,023.5	314.5
Proceeds from repayments of mortgage loans on real estate	1,115.3	816.4
Cost of securities available-for-sale acquired	(4,196.8)	(2,713.0)
Cost of mortgage loans on real estate originated or acquired	(913.6)	(1,101.3)
Net change in short-term investments	(58.9)	399.8
Collateral received (paid) – securities lending, net	202.8	(157.8)
Other, net	100.0	(188.4)

Net cash provided by (used in) investing activities	135.5	(706.9)

Cash flows from financing activities:
Net change in short-term debt	121.2	57.4
Cash dividends paid to NFS	(25.0)	(75.0)
Investment and universal life insurance product deposits	1,106.6	2,021.6
Investment and universal life insurance product withdrawals	(2,222.7)	(2,212.3)

Net cash used in financing activities	(1,019.9)	(208.3)

Net (decrease) increase in cash	(15.1)	5.2
Cash, beginning of period	15.5	0.1

Cash, end of period	$0.4	$5.3

See accompanying notes to unaudited consolidated financial statements,

including Note 7 which describes related party transactions.

NATIONWIDE LIFE INSURANCE COMPANY AND SUBSIDIARIES

(a wholly-owned subsidiary of Nationwide Financial Services, Inc.)

Notes to Unaudited Consolidated Financial Statements

June 30, 2005 and 2004

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

In May 2005, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 154, Accounting Changes and Error Corrections (SFAS 154), which replaces Accounting Principles Board (APB) Opinion No. 20, Accounting Changes (APB 20), and SFAS No. 3, Reporting Accounting Changes in Interim Financial Statements. SFAS 154 applies to all voluntary changes in accounting principle as well as to changes required by an accounting pronouncement in the unusual instance that the pronouncement does not include specific transition provisions. SFAS 154 requires retrospective application of changes in accounting principle to prior period financial statements, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. When it is impracticable to determine the period-specific effects of an accounting change on one or more individual prior periods presented, SFAS 154 requires that the new accounting principle be applied to the balances of assets and liabilities as of the beginning of the earliest period for which retrospective application is practicable and that a corresponding adjustment be made to the opening balance of retained earnings for that period rather than being reported on the income statement. When it is impracticable to determine the cumulative effect of applying a change in accounting principle to all prior periods, SFAS 154 requires that the new accounting principle be applied as if it were adopted prospectively from the earliest date practicable. SFAS 154 carries forward without change the guidance contained in APB 20 for reporting the correction of an error in previously issued financial statements and a change in accounting estimate and justifying a change in accounting principle on the basis of preferability. SFAS 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005 with earlier adoption permitted. The Company will adopt SFAS 154 effective January 1, 2006. SFAS 154 will have no impact on the Company’s financial position or results of operations upon adoption.

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

NATIONWIDE LIFE INSURANCE COMPANY AND SUBSIDIARIES

(a wholly-owned subsidiary of Nationwide Financial Services, Inc.)

Notes to Unaudited Consolidated Financial Statements, Continued

June 30, 2005 and 2004

On September 8, 2004, the FASB exposed for comment FASB Staff Position (FSP) EITF Issue 03-1-a, which was intended to provide guidance related to the application of paragraph 16 of EITF 03-1, and proposed FSP EITF Issue 03-1-b, which proposed a delay in the effective date of EITF 03-1 for debt securities that are impaired because of interest rate and/or sector spread increases. Based on comments received on these proposals, on September 30, 2004 the FASB issued FSP EITF 03-1-1, Effective Date of Paragraphs 10-20 of EITF Issue No. 03-1, which delayed the effectiveness of the guidance in EITF 03-1 in its entirety, with the exception of certain disclosure requirements. The delay had no impact on the Company’s financial position or results of operations. The Company continues to actively monitor its portfolio for any securities deemed to be other-than-temporarily impaired, based on the guidance in SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities (SFAS 115), and the Securities and Exchange Commission (SEC) Staff Accounting Bulletin No. 59, Accounting for Noncurrent Marketable Equity Securities (SAB 59).

At its June 29, 2005 meeting, the FASB decided not to provide additional guidance on the meaning of other-than-temporary impairment. Instead, the FASB will issue proposed FSP EITF 03-1-a, Implementation Guidance for the Application of Paragraph 16 of EITF Issue No. 03-1, as final. The final FSP will supersede EITF 03-1 and EITF Topic No. D-44, Recognition of Other-Than-Temporary Impairment upon the Planned Sale of a Security Whose Cost Exceeds Fair Value (EITF Topic D-44). The final FSP, retitled FSP FAS 115-1, The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments (FSP FAS 115-1), will replace the guidance set forth in paragraphs 10-18 of EITF 03-1 with references to existing other-than-temporary impairment guidance. FSP FAS 115-1 will codify the guidance set forth in EITF Topic D-44 and clarify that an investor should recognize an impairment loss no later than when the impairment is deemed other-than-temporary, even if a decision to sell has not been made. The FASB decided that FSP FAS 115-1 would be effective for other-than-temporary impairment analysis conducted in periods beginning after September 15, 2005. The finalized FSP is expected to be issued in August 2005. The Company actively monitors its portfolio for any securities deemed to be other-than-temporarily impaired based on the guidance in SFAS 115 and SAB 59, which is expected to be the guidance referenced in FSP FAS 115-1. Because the Company is currently following the existing guidance, the adoption of FSP FAS 115-1 is not expected to have an impact on the Company’s financial position or results of operations.

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

June 30, 2005 and 2004

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

June 30, 2005 and 2004

(4)	Variable Annuity Contracts

The Company issues traditional variable annuity contracts through its separate accounts, for which investment income and gains and losses on investments accrue directly to, and investment risk is borne by, the contract holder. The Company also issues non-traditional variable annuity contracts in which the Company provides various forms of guarantees to benefit the related contract holders. The Company provides four primary guarantee types under non-traditional variable annuity contracts: (1) GMDB; (2) guaranteed minimum accumulation benefits (GMAB); (3) GMIB; and (4) a hybrid guarantee with GMAB and guaranteed minimum withdrawal benefits (GMWB).

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

•	Combo - provides the greater of annual ratchet death benefit or rollup death benefit. This benefit locks in at either age 81 or 86.

•

Earnings enhancement - provides an enhancement to the death benefit that is a specified percentage of the adjusted earnings accumulated on the contract at the date of death. There are two versions of this benefit: (1) the benefit expires at age 86, and a credit of 4% of account value is deposited into the contract; and (2) the benefit does not have an end age, but has a cap on the payout and is paid upon the first death in a spousal situation. Both benefits have age limitations. This benefit is paid in addition to any other death benefits paid under the contract.

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

NATIONWIDE LIFE INSURANCE COMPANY AND SUBSIDIARIES

(a wholly-owned subsidiary of Nationwide Financial Services, Inc.)

Notes to Unaudited Consolidated Financial Statements, Continued

June 30, 2005 and 2004

Beginning in March 2005, the Company began offering a hybrid GMAB/GMWB living benefit through its Capital Preservation Plus Lifetime Income contract rider. This living benefit combines a GMAB feature in its first 5-10 years (virtually identical to the previously described CPP benefit) with a lifetime withdrawal benefit which begins upon the maturity of the GMAB and extends for the duration of the insured’s life. In the event that the insured’s contract value is exhausted through such withdrawals, the Company shall continue to fund future withdrawals at a pre-defined level until the insured’s death. In some cases, the contract owner has the right to drop the GMWB portion of this rider or periodically reset the guaranteed withdrawal basis to a higher level. This benefit requires a minimum allocation to guaranteed term options or adherence to limitations required by an approved asset allocation strategy. All GMAB contracts with the hybrid GMAB/GMWB living benefit rider are included with GMAB contracts in the following tables.

The following table summarizes the account values and net amount at risk, net of reinsurance, for variable annuity contracts with guarantees invested in both general and separate accounts as of the dates indicated:

	June 30, 2005			December 31, 2004
(in millions)	Account value	Net amount at risk[1]	Wtd. avg. attained age	Account value	Net amount at risk[1]	Wtd. avg. attained age
GMDB:
Return of premium	$9,182.4	$50.9	56	$9,675.4	$54.1	59
Reset	16,721.1	124.5	62	17,315.9	153.2	62
Ratchet	10,073.4	44.1	65	9,621.0	42.3	64
Rollup	598.9	9.6	69	638.6	9.7	68
Combo	2,466.3	28.3	67	2,519.9	19.2	67

Subtotal	39,042.1	257.4	62	39,770.8	278.5	62
Earnings enhancement	321.4	18.0	61	310.1	18.0	60

Total - GMDB	$39,363.5	$275.4	63	$40,080.9	$296.5	62

GMAB[2]:
5 Year	$678.7	$0.2	N/A	$460.6	$0.1	N/A
7 Year	774.5	0.4	N/A	568.4	—	N/A
10 Year	428.6	0.3	N/A	304.0	—	N/A

Total - GMAB	$1,881.8	$0.9	N/A	$1,333.0	$0.1	N/A

GMIB[3]:
Ratchet	$430.5	$—	N/A	$437.7	$—	N/A
Rollup	1,153.6	0.1	N/A	1,188.2	—	N/A
Combo	0.5	—	N/A	1.0	—	N/A

Total - GMIB	$1,584.6	$0.1	N/A	$1,626.9	$—	N/A

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

[2]	GMAB contracts with the hybrid GMAB/GMWB living benefit rider had account values of $241.0 as of June 30, 2005.

[3]	The weighted average period remaining until expected annuitization is not meaningful and has not been presented because there is currently no material GMIB exposure.

NATIONWIDE LIFE INSURANCE COMPANY AND SUBSIDIARIES

(a wholly-owned subsidiary of Nationwide Financial Services, Inc.)

Notes to Unaudited Consolidated Financial Statements, Continued

June 30, 2005 and 2004

Following is a rollforward of the liabilities for guarantees on variable annuity contracts reflected in the Company’s general account for the periods indicated:

(in millions)	GMDB	GMAB	GMIB	Total
Balance as of December 31, 2003	$21.8	$4.3	$—	$26.1
Expense provision	25.0	—	0.8	25.8
Net claims paid	(23.2)	—	—	(23.2)
Value of new business sold	—	24.7	—	24.7
Change in fair value	—	(8.4)	—	(8.4)

Balance as of December 31, 2004	23.6	20.6	0.8	45.0
Expense provision	16.4	—	0.1	16.5
Net claims paid	(11.7)	—	—	(11.7)
Value of new business sold	—	18.4	—	18.4
Change in fair value	(3.5)	3.6	—	0.1

Balance as of June 30, 2005	$24.8	$42.6	$0.9	$68.3

The following table summarizes account balances of contracts with guarantees that were invested in separate accounts as of the dates indicated:

(in millions)	June 30, 2005	December 31, 2004
Mutual funds:
Bond	$4,017.2	$4,136.8
Domestic equity	26,712.2	27,402.4
International equity	1,817.8	1,831.3

Total mutual funds	32,547.2	33,370.5
Money market funds	1,437.5	1,313.6

Total	$33,984.7	$34,684.1

The Company’s GMDB claim reserves are determined by estimating the expected value of death benefits on contracts that trigger a policy benefit and recognizing the excess ratably over the accumulation period based on total expected assessments. GMIB claim reserves are determined each period by estimating the expected value of annuitization benefits in excess of the projected account balance at the date of annuitization and recognizing the excess ratably over the accumulation period based on total assessments. The Company regularly evaluates GMDB and GMIB claim reserve estimates used and adjusts the additional liability balances as appropriate, with a related charge or credit to other benefits and claims in the period of evaluation if actual experience or other evidence suggests that earlier assumptions should be revised. The assumptions used in calculating GMIB claim reserves are consistent with those used for calculating GMDB claim reserves. In addition, the calculation of GMIB claim reserves assumes utilization ranges from a low of 3% when the contract holder’s annuitization value is 10% in the money to 100% utilization when the contract holder is 90% in the money.

NATIONWIDE LIFE INSURANCE COMPANY AND SUBSIDIARIES

(a wholly-owned subsidiary of Nationwide Financial Services, Inc.)

Notes to Unaudited Consolidated Financial Statements, Continued

June 30, 2005 and 2004

The following assumptions and methodology were used to determine the GMDB claim reserves as of June 30, 2005 and December 31, 2004:

•	Data used was based on a combination of historical numbers and future projections involving 50 probabilistically generated economic scenarios

•	Mean gross equity performance – 8.1%

•	Equity volatility – 18.7%

•	Mortality – 100% of Annuity 2000 table

•	Asset fees – equivalent to mutual fund and product loads

•	Discount rate – 8.0%

Lapse rate assumptions vary by duration as shown below:

Duration (years)	1	2	3	4	5	6	7	8	9	10+
Minimum	4.50%	5.50%	6.50%	8.50%	10.50%	10.50%	10.50%	17.50%	17.50%	17.50%
Maximum	4.50%	8.50%	11.50%	17.50%	22.50%	22.50%	22.50%	22.50%	22.50%	19.50%

GMABs and hybrid GMABs/GMWBs are considered embedded derivatives under current accounting guidance, resulting in the related liabilities being separated from the host insurance product and recognized at fair value, with changes in fair value reported in earnings, and therefore, excluded from the SOP 03-1 policy benefits.

NATIONWIDE LIFE INSURANCE COMPANY AND SUBSIDIARIES

(a wholly-owned subsidiary of Nationwide Financial Services, Inc.)

Notes to Unaudited Consolidated Financial Statements, Continued

June 30, 2005 and 2004

(5)	Comprehensive Income

Comprehensive income includes net income and certain items that are reported directly within separate components of shareholder’s equity that bypass net income (other comprehensive income or loss). The following table summarizes the Company’s other comprehensive income (loss), before and after federal income tax (expense) benefit, for the periods indicated:

	Three months ended June 30,		Six months ended June 30,
(in millions)	2005	2004	2005	2004
Net unrealized gains (losses) on securities available-for-sale arising during the period:
Net unrealized gains (losses) before adjustments	$389.4	$(871.7)	$(20.3)	$(523.4)
Adjustment to deferred policy acquisition costs	(128.9)	285.8	(1.4)	155.8
Adjustment to future policy benefits and claims	(40.5)	62.1	(35.8)	43.3
Related federal income tax (expense) benefit	(77.0)	183.3	20.1	113.5

Net unrealized gains (losses)	143.0	(340.5)	(37.4)	(210.8)

Reclassification adjustment for net realized (gains) losses on securities available-for-sale realized during the period:
Net unrealized (gains) losses	(1.4)	24.3	(23.6)	31.2
Related federal income tax expense (benefit)	0.5	(8.4)	8.3	(10.9)

Net reclassification adjustment	(0.9)	15.9	(15.3)	20.3

Other comprehensive income (loss) on securities available-for-sale	142.1	(324.6)	(52.7)	(190.5)

Accumulated net holding gains (losses) on cash flow hedges:
Unrealized holding gains (losses)	23.0	(10.0)	28.8	(2.5)
Related federal income tax (expense) benefit	(8.1)	3.5	(10.1)	0.9

Other comprehensive income (loss) on cash flow hedges	14.9	(6.5)	18.7	(1.6)

Total other comprehensive income (loss)	$157.0	$(331.1)	$(34.0)	$(192.1)

Adjustments for net realized gains and losses on the ineffective portion of cash flow hedges were immaterial during the three and six month periods ended June 30, 2005 and 2004.

NATIONWIDE LIFE INSURANCE COMPANY AND SUBSIDIARIES

(a wholly-owned subsidiary of Nationwide Financial Services, Inc.)

Notes to Unaudited Consolidated Financial Statements, Continued

June 30, 2005 and 2004

(6)	Pension Plan and Postretirement Benefits Other Than Pensions

The Company, together with certain other affiliated companies, participates in a defined benefit pension plan sponsored by Nationwide Mutual Insurance Company (NMIC). The following table summarizes the components of net periodic benefit cost for the NMIC pension plan for the periods indicated:

	Three months ended June 30,		Six months ended June 30,
(in millions)	2005	2004	2005	2004
Service cost	$33.1	$29.8	$67.1	$59.6
Interest cost	33.2	33.2	67.4	66.3
Expected return on plan assets	(43.6)	(40.5)	(86.1)	(81.0)
Recognized net actuarial loss	0.2	1.2	1.9	2.3
Amortization of prior service cost	1.2	0.8	2.3	1.6
Amortization of unrecognized transition asset	(0.3)	(0.4)	(0.6)	(0.7)

Net periodic benefit cost	$23.8	$24.1	$52.0	$48.1

NMIC and all participating employers, including the Company, expect to contribute $125.2 million to this pension plan during 2005. Through June 30, 2005, $120.0 million had been contributed, including $20.6 million by the Company. Additional contributions to this pension plan totaling $5.2 million are anticipated from NMIC and certain participating employers for the remainder of the year. The Company is not expected to make any further contributions in 2005. Tax planning strategies influence the timing of plan contributions.

In addition to the defined benefit pension plan, the Company, together with certain other affiliated companies, participates in life and health care defined benefit plans sponsored by NMIC. The following table summarizes the components of net periodic benefit cost for the NMIC postretirement benefit plans as a whole for the periods indicated:

	Three months ended June 30,		Six months ended June 30,
(in millions)	2005	2004	2005	2004
Service cost	$2.6	$2.7	$4.9	$5.4
Interest cost	3.7	5.1	8.0	10.2
Expected return on plan assets	(2.1)	(2.1)	(4.4)	(4.2)
Recognized net actuarial loss	0.2	1.2	0.7	2.5
Amortization of prior service cost	(3.6)	(3.4)	(7.4)	(6.8)

Net periodic benefit cost	$0.8	$3.5	$1.8	$7.1

NMIC and all participating employers, including the Company, expect to contribute $18.0 million to the postretirement benefit plans during 2005. Through June 30, 2005, $8.5 million had been contributed, including $1.7 million by the Company. Additional contributions to the plan totaling $9.5 million are anticipated from NMIC and all participating employers, including $1.7 million by the Company, for the remainder of the year. Postretirement benefit plan contributions generally are funded on a monthly basis.

NATIONWIDE LIFE INSURANCE COMPANY AND SUBSIDIARIES

(a wholly-owned subsidiary of Nationwide Financial Services, Inc.)

Notes to Unaudited Consolidated Financial Statements, Continued

June 30, 2005 and 2004

(7)	Related Party Transactions

The Company has entered into significant, recurring transactions and agreements with NMIC, other affiliates and subsidiaries as a part of its ongoing operations. The nature of the transactions and agreements include annuity and life insurance contracts, reinsurance agreements, cost sharing agreements, administration services agreements, marketing agreements, office space leases, intercompany loan agreements, intercompany repurchase agreements and cash management services agreements. The transactions and agreements are described more fully in Note 16 to the audited consolidated financial statements included in the Company’s 2004 Annual Report on Form 10-K. During the second quarter of 2005, there have been no material changes to the nature and terms of these transactions and agreements.

Amounts on deposit with a related party in cash management for the benefit of the Company were $402.2 million and $500.2 million as of June 30, 2005 and December 31, 2004, respectively.

The Company periodically enters into loan agreements with NFS at terms the Company believes are materially consistent with what NFS could have obtained from unaffiliated parties. During the quarter ended June 30, 2005, the Company loaned $15.0 million to NFS. The loan was repaid during the quarter, and related interest income was immaterial.

The Company also participates in intercompany repurchase agreements with affiliates whereby the seller transfers securities to the buyer at a stated value. Upon demand or after a stated period, the seller repurchases the securities at the original sales price plus interest. As of June 30, 2005 and December 31, 2004, the Company had no cash borrowings outstanding from affiliated entities under such agreements. During the first six months of 2005 and 2004, the maximum outstanding borrowings under such agreements were $43.7 million and $126.6 million, respectively, and the amounts the Company incurred for interest expense on intercompany repurchase agreements during these periods were immaterial. The Company believes that the terms of the repurchase agreements are materially consistent with what the Company could have obtained from unaffiliated parties.

Funds of Gartmore Global Investments, Inc. (GGI), an affiliate, are offered to the Company’s customers as investment options in certain of the Company’s products. As of June 30, 2005 and December 31, 2004, customer allocations to GGI funds totaled $14.66 billion and $14.06 billion, respectively. For the quarters ended June 30, 2005 and 2004, GGI paid the Company $12.7 million and $11.0 million, respectively, for the distribution and servicing of these funds, compared to $24.9 million and $21.7 million for the first six months of 2005 and 2004, respectively.

During the first six months of 2005 and 2004, NLIC paid dividends to NFS totaling $25.0 million and $75.0 million, respectively.

NATIONWIDE LIFE INSURANCE COMPANY AND SUBSIDIARIES

(a wholly-owned subsidiary of Nationwide Financial Services, Inc.)

Notes to Unaudited Consolidated Financial Statements, Continued

June 30, 2005 and 2004

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

In addition, state and federal regulators have commenced investigations or other proceedings relating to compensation and bidding arrangements and possible anti-competitive activities between insurance producers and brokers and issuers of insurance products, and unsuitable sales and replacements by producers on behalf of the issuer. Also under investigation are compensation arrangements between the issuers of variable insurance contracts and mutual funds or their affiliates, the use of side agreements and finite reinsurance, and funding agreements issued to back medium-term note (MTN) programs. Related investigations and proceedings may be commenced in the future. The Company has been contacted by or received subpoenas from state and federal regulatory agencies, state securities law regulators and state attorneys general for information relating to these investigations into compensation and bidding arrangements, anti-competitive activities, unsuitable sales or replacement practices, and funding agreements backing the MTN program. The Company is cooperating with regulators in connection with these inquiries. NMIC, the Company’s ultimate parent, has been contacted by or received subpoenas from certain regulators for information on certain of these issues with respect to its operations and the operations of its subsidiaries, including the Company. The Company will cooperate with NMIC in responding to these inquiries to the extent that any inquiries encompass its operations.

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

NATIONWIDE LIFE INSURANCE COMPANY AND SUBSIDIARIES

(a wholly-owned subsidiary of Nationwide Financial Services, Inc.)

Notes to Unaudited Consolidated Financial Statements, Continued

June 30, 2005 and 2004

On April 13, 2004, NLIC was named in a class action lawsuit filed in Circuit Court, Third Judicial Circuit, Madison County, Illinois, entitled Woodbury v. Nationwide Life Insurance Company. The plaintiff claims to represent a class of persons in the United States who, through their ownership of an NLIC annuity or insurance product, held units of any NLIC sub-account invested in mutual funds which included foreign securities in their portfolios and which allegedly experienced market timing trading activity. The complaint contains allegations of negligence, reckless indifference and breach of fiduciary duty. The plaintiff seeks to recover compensatory and punitive damages in an amount not to exceed $75,000 per plaintiff or class member. NLIC removed this case to the United States District Court for the Southern District of Illinois on June 1, 2004. The plaintiffs moved to remand on June 28, 2004. On July 12, 2004, NLIC filed a memorandum opposing remand and requesting a stay pending the resolution of an unrelated case covering similar issues, which is an appeal from a decision of the same District Court remanding a removed market timing case to an Illinois state court. On July 30, 2004, the U.S. District Court granted NLIC’s request for a stay pending a decision by the Seventh Circuit on the unrelated case mentioned above. On December 27, 2004, the case was transferred to the United States District Court for the District of Maryland and included in the multi-district proceeding there entitled In Re Mutual Funds Investment Litigation. On April 25, 2005, NLIC filed a motion to dismiss. In response, on May 13, 2005, the plaintiff filed a First Amended Complaint purporting to represent, with certain exceptions, a class of all persons who held (through their ownership of an NLIC annuity or insurance product) units of any NLIC sub-account invested in mutual funds that included foreign securities in their portfolios and that experienced market timing or stale price trading activity. The First Amended Complaint purports to disclaim, with respect to market timing or stale price trading in NLIC’s annuities sub-accounts, any allegation based on NLIC’s untrue statement, failure to disclose any material fact, or usage of any manipulative or deceptive device or contrivance in connection with any class member’s purchases or sales of NLIC annuities or units in annuities sub-accounts. The plaintiff claims, in the alternative, that if NLIC is found with respect to market timing or stale price trading in its annuities sub-accounts, to have made any untrue statement, to have failed to disclose any material fact or to have used or employed any manipulative or deceptive device or contrivance, then the plaintiff purports to represent a class, with certain exceptions, of all persons who, prior to NLIC’s untrue statement, omission of material fact, use or employment of any manipulative or deceptive device or contrivance, held (through their ownership of an NLIC annuity or insurance product) units of any NLIC sub-account invested in mutual funds that included foreign securities in their portfolios and that experienced market timing activity. The First Amended Complaint alleges common law negligence and seeks to recover damages not to exceed $75,000 per plaintiff or class member, including all compensatory damages and costs. On June 24, 2005, NLIC filed a motion to dismiss the First Amended Complaint. NLIC intends to defend this lawsuit vigorously.

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

June 30, 2005 and 2004

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

Tax Matters

The Company’s federal income tax returns are routinely audited by the Internal Revenue Service (IRS), and the Company is currently under examination for the 2000-2002 tax years. The Company has established tax reserves representing its best estimate of additional amounts it may be required to pay if certain tax positions it has taken are challenged and ultimately denied by the IRS. These reserves are reviewed regularly and are adjusted as events occur that the Company believes impact its liability for additional taxes, such as lapsing of applicable statutes of limitations, conclusion of tax audits or substantial agreement on the deductibility/non-deductibility of uncertain items, additional exposure based on current calculations, identification of new issues, release of administrative guidance or rendering of a court decision affecting a particular tax issue. The Company believes its tax reserves reasonably provide for potential assessments that may result from IRS examinations and other tax-related matters for all open tax years.

A significant component of the tax reserve is related to the separate account dividends-received deduction (DRD). The Company has not yet reached an agreement with the IRS, and there can be no assurance that such an agreement will be reached. However, favorable resolution of the separate account DRD and/or other identified issues could result in a potentially significant benefit to the Company’s future results of operations.

(9)	Securitization Transactions

Since 2001, the Company has sold $557.0 million of credit enhanced equity interests in Low-Income-Housing Tax Credit Funds (Tax Credit Funds) to unrelated third parties. The Company has guaranteed cumulative after-tax yields to third party investors ranging from 4.38% to 5.25% over periods ending between 2002 and 2021. As of June 30, 2005, the Company held guarantee reserves totaling $5.6 million on these transactions. These guarantees are in effect for periods of approximately 15 years each. The Tax Credit Funds provide a stream of tax benefits to the investors that will generate a yield and return of capital. If the tax benefits are not sufficient to provide these cumulative after-tax yields, then the Company must fund any shortfall, which is mitigated by stabilization collateral set aside by the Company at the inception of the transactions. The maximum amount of undiscounted future payments that the Company could be required to pay the investors under the terms of the guarantees is $1.50 billion. The Company does not anticipate making any payments related to the guarantees.

NATIONWIDE LIFE INSURANCE COMPANY AND SUBSIDIARIES

(a wholly-owned subsidiary of Nationwide Financial Services, Inc.)

Notes to Unaudited Consolidated Financial Statements, Continued

June 30, 2005 and 2004

At the time of the sales, $5.1 million of net sale proceeds were set aside as collateral for certain properties owned by the Tax Credit Funds that had not met all of the criteria necessary to generate tax credits. Such criteria include completion of construction and the leasing of each unit to a qualified tenant, among others. Properties meeting the necessary criteria are considered to have “stabilized.” The properties are evaluated regularly, and the collateral is released when stabilized. No stabilization collateral amounts were released into income during the first six months of 2005 and 2004. As of June 30, 2005, $1.4 million of stabilization collateral was unrecognized and recorded as a reserve.

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

As of June 30, 2005 and December 31, 2004, the Company had relationships with 18 and 14 variable interest entities (VIEs), respectively, where the Company was the primary beneficiary. Each of these VIEs is a conduit that assists the Company in structured products transactions. One of the VIEs is used in the securitization of mortgage loans, while the others are involved in the sale of Tax Credit Funds to third party investors where the Company provides guaranteed returns (see Note 9). The results of operations and financial position of these VIEs are included along with corresponding minority interest liabilities in the accompanying consolidated financial statements.

The net assets of these VIEs totaled $410.5 million and $366.4 million as of June 30, 2005 and December 31, 2004, respectively.

The following table summarizes the most significant components of net assets as of the dates indicated:

(in millions)	June 30, 2005	December 31, 2004
Mortgage loans on real estate	$31.9	$32.1
Other long-term investments	426.1	401.2
Short-term investments	44.5	31.7
Other assets	40.2	35.6
Short-term debt	32.6	32.6
Other liabilities	100.0	116.3

The total exposure to loss on these VIEs where the Company is the primary beneficiary was immaterial as of June 30, 2005 and December 31, 2004. For the mortgage loan VIE, to which the short-term debt relates, the creditors have no recourse against the Company in the event of default by the VIE.

In addition to the VIEs described above, the Company holds variable interests, in the form of limited partnerships or similar investments, in a number of Tax Credit Funds where the Company is not the primary beneficiary. These investments have been held by the Company for periods of 1 to 9 years and allow the Company to experience certain tax credits and other tax benefits from affordable housing projects. The Company also has certain investments in other securitization transactions that qualify as VIEs, but for which the Company is not the primary beneficiary. The total exposure to loss on these VIEs was $34.8 million and $36.3 million as of June 30, 2005 and December 31, 2004, respectively.

NATIONWIDE LIFE INSURANCE COMPANY AND SUBSIDIARIES

(a wholly-owned subsidiary of Nationwide Financial Services, Inc.)

Notes to Unaudited Consolidated Financial Statements, Continued

June 30, 2005 and 2004

(11)	Segment Information

Management of the Company views its business primarily based on the underlying products, and this is the basis used for defining its reportable segments. The Company reports four segments: Individual Investments, Retirement Plans, Individual Protection, and Corporate and Other. The primary segment profitability measure that management uses is pre-tax operating earnings, which is calculated by adjusting income from continuing operations before federal income taxes and the cumulative effect of adoption of accounting principles, if any, to exclude net realized gains and losses on investments, hedging instruments and hedged items, except for periodic net coupon settlements on non-qualifying derivatives and realized gains and losses related to securitizations, if any.

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

NATIONWIDE LIFE INSURANCE COMPANY AND SUBSIDIARIES

(a wholly-owned subsidiary of Nationwide Financial Services, Inc.)

Notes to Unaudited Consolidated Financial Statements, Continued

June 30, 2005 and 2004

The following tables summarize the Company’s business segment operating results for the periods indicated:

	Three months ended June 30, 2005
(in millions)	Individual Investments	Retirement Plans	Individual Protection	Corporate and Other	Total
Revenues:
Policy charges	$130.6	$36.3	$93.3	$—	$260.2
Life insurance premiums	23.1	—	43.7	—	66.8
Net investment income	207.6	157.3	85.6	76.8	527.3
Net realized losses on investments, hedging instruments and hedged items[1]	—	—	—	(5.1)	(5.1)
Other	0.3	0.1	—	—	0.4

Total revenues	361.6	193.7	222.6	71.7	849.6

Benefits and expenses:
Interest credited to policyholder account values	142.0	109.5	47.6	36.4	335.5
Other benefits and claims	40.9	—	60.7	—	101.6
Policyholder dividends on participating policies	—	—	8.3	—	8.3
Amortization of deferred policy acquisition costs	70.8	11.0	25.0	—	106.8
Interest expense on debt	—	—	—	15.9	15.9
Other operating expenses	45.5	45.8	35.9	1.4	128.6

Total benefits and expenses	299.2	166.3	177.5	53.7	696.7

Income from continuing operations before federal income tax expense	62.4	27.4	45.1	18.0	$152.9

Net realized losses on investments, hedging instruments and hedged items[1]	—	—	—	5.1

Pre-tax operating earnings	$62.4	$27.4	$45.1	$23.1

[1]	Excluding periodic net coupon settlements on non-qualifying derivatives.

NATIONWIDE LIFE INSURANCE COMPANY AND SUBSIDIARIES

(a wholly-owned subsidiary of Nationwide Financial Services, Inc.)

Notes to Unaudited Consolidated Financial Statements, Continued

June 30, 2005 and 2004

	Three months ended June 30, 2004
(in millions)	Individual Investments	Retirement Plans	Individual Protection	Corporate and Other	Total
Revenues:
Policy charges	$126.0	$40.2	$88.0	$—	$254.2
Life insurance premiums	19.8	—	45.7	—	65.5
Net investment income	202.7	154.5	80.3	44.8	482.3
Net realized losses on investments, hedging instruments and hedged items[1]	—	—	—	(29.3)	(29.3)
Other	0.2	—	—	7.0	7.2

Total revenues	348.7	194.7	214.0	22.5	779.9

Benefits and expenses:
Interest credited to policyholder account values	143.1	105.9	45.9	17.3	312.2
Other benefits and claims	33.1	—	59.3	—	92.4
Policyholder dividends on participating policies	—	—	11.2	—	11.2
Amortization of deferred policy acquisition costs	69.0	10.4	22.8	—	102.2
Interest expense on debt	—	—	—	15.4	15.4
Other operating expenses	48.0	44.4	37.6	14.0	144.0

Total benefits and expenses	293.2	160.7	176.8	46.7	677.4

Income (loss) from continuing operations before federal income tax expense	55.5	34.0	37.2	(24.2)	$102.5

Net realized losses on investments, hedging instruments and hedged items[1]	—	—	—	29.3

Pre-tax operating earnings	$55.5	$34.0	$37.2	$5.1

[1]	Excluding periodic net coupon settlements on non-qualifying derivatives.

NATIONWIDE LIFE INSURANCE COMPANY AND SUBSIDIARIES

(a wholly-owned subsidiary of Nationwide Financial Services, Inc.)

Notes to Unaudited Consolidated Financial Statements, Continued

June 30, 2005 and 2004

	Six months ended June 30, 2005
(in millions)	Individual Investments	Retirement Plans	Individual Protection	Corporate and Other	Total
Revenues:
Policy charges	$261.1	$73.6	$187.3	$—	$522.0
Life insurance premiums	43.7	—	87.7	—	131.4
Net investment income	412.7	319.2	169.3	143.2	1,044.4
Net realized gains on investments, hedging instruments and hedged items[1]	—	—	—	16.1	16.1
Other	0.6	0.2	—	2.0	2.8

Total revenues	718.1	393.0	444.3	161.3	1,716.7

Benefits and expenses:
Interest credited to policyholder account values	280.7	218.8	91.1	66.9	657.5
Other benefits and claims	72.3	—	118.7	—	191.0
Policyholder dividends on participating policies	—	—	18.0	—	18.0
Amortization of deferred policy acquisition costs	153.4	23.3	48.1	—	224.8
Interest expense on debt	—	—	—	31.3	31.3
Other operating expenses	90.9	91.6	71.1	9.9	263.5

Total benefits and expenses	597.3	333.7	347.0	108.1	1,386.1

Income from continuing operations before federal income tax expense	120.8	59.3	97.3	53.2	$330.6

Net realized gains on investments, hedging instruments and hedged items[1]	—	—	—	(16.1)

Pre-tax operating earnings	$120.8	$59.3	$97.3	$37.1

Assets as of period end	$51,916.8	$28,897.4	$14,014.5	$10,119.9	$104,948.6

[1]	Excluding periodic net coupon settlements on non-qualifying derivatives.

NATIONWIDE LIFE INSURANCE COMPANY AND SUBSIDIARIES

(a wholly-owned subsidiary of Nationwide Financial Services, Inc.)

Notes to Unaudited Consolidated Financial Statements, Continued

June 30, 2005 and 2004

	Six months ended June 30, 2004
(in millions)	Individual Investments	Retirement Plans	Individual Protection	Corporate and Other	Total
Revenues:
Policy charges	$250.1	$80.1	$178.7	$—	$508.9
Life insurance premiums	37.1	—	93.4	—	130.5
Net investment income	414.3	311.1	163.5	96.2	985.1
Net realized losses on investments, hedging instruments and hedged items[1]	—	—	—	(43.8)	(43.8)
Other	0.2	—	—	11.5	11.7

Total revenues	701.7	391.2	435.6	63.9	1,592.4

Benefits and expenses:
Interest credited to policyholder account values	288.4	213.6	91.1	34.9	628.0
Other benefits and claims	61.3	—	118.9	—	180.2
Policyholder dividends on participating policies	—	—	19.7	—	19.7
Amortization of deferred policy acquisition costs	141.2	20.0	44.6	—	205.8
Interest expense on debt	—	—	—	29.9	29.9
Other operating expenses	98.6	90.9	80.3	16.5	286.3

Total benefits and expenses	589.5	324.5	354.6	81.3	1,349.9

Income (loss) from continuing operations before federal income tax expense	112.2	66.7	81.0	(17.4)	$242.5

Net realized losses on investments, hedging instruments and hedged items[1]	—	—	—	43.8

Pre-tax operating earnings	$112.2	$66.7	$81.0	$26.4

Assets as of period end	$50,612.4	$29,131.6	$11,840.5	$10,446.9	$102,031.4

[1]	Excluding periodic net coupon settlements on non-qualifying derivatives.

ITEM 2 Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Information

The information included herein contains certain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 with respect to the results of operations and businesses of Nationwide Life Insurance Company and its subsidiaries (NLIC, or collectively, the Company). Whenever used in this report, words such as “anticipate,” “estimate,” “expect,” “intend,” “plan,” “believe,” “project,” “target” and other words of similar meaning are intended to identify such forward-looking statements. These forward-looking statements involve certain risks and uncertainties. Factors that may cause actual results to differ materially from those contemplated or projected, forecast, estimated or budgeted in such forward-looking statements include, among others, the following possibilities:

(i)

The potential impact on the Company’s reported net income and related disclosures that could result from the adoption of certain accounting and/or financial reporting standards issued by the Financial Accounting Standards Board, Public Company Accounting Oversight Board or other standard-setting bodies;

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

(ix)	General economic and business conditions which are less favorable than expected;

(x)	Competitive, regulatory or tax changes that affect the cost of, or demand for, the Company’s products;

(xi)	Unanticipated changes in industry trends and ratings assigned by nationally recognized rating organizations;

(xii)	Settlement of tax liabilities for amounts that differ significantly from those recorded on the balance sheet;

(xiii)	Deviations from assumptions regarding future persistency, mortality, morbidity and interest rates used in calculating reserve amounts and in pricing the Company’s products; and

(xiv)	Adverse litigation results and/or resolution of litigation and/or arbitration or investigation results.

Overview

The following analysis of unaudited consolidated results of operations and financial condition of the Company should be read in conjunction with the unaudited consolidated financial statements and related notes included elsewhere herein.

The Company is a leading provider of long-term savings and retirement products in the United States of America and is a wholly-owned subsidiary of Nationwide Financial Services, Inc. (NFS). The Company develops and sells a diverse range of products including individual annuities, private and public sector group retirement plans, other investment products sold to institutions, life insurance and advisory services.

Business Segments

Management of the Company views its business primarily based on the underlying products, and this is the basis used for defining its reportable segments. The Company reports four segments: Individual Investments, Retirement Plans, Individual Protection, and Corporate and Other. The primary segment profitability measure that management uses is pre-tax operating earnings, which is calculated by adjusting income from continuing operations before federal income taxes and the cumulative effect of adoption of accounting principles, if any, to exclude net realized gains and losses on investments, hedging instruments and hedged items, except for periodic net coupon settlements on non-qualifying derivatives and realized gains and losses related to securitizations, if any.

The following table summarizes pre-tax operating earnings by segment for the periods indicated:

	Three months ended June 30,			Six months ended June 30,
(in millions)	2005	2004	Change	2005	2004	Change
Individual Investments	$62.4	$55.5	12%	$120.8	$112.2	8%
Retirement Plans	27.4	34.0	(19)%	59.3	66.7	(11)%
Individual Protection	45.1	37.2	21%	97.3	81.0	20%
Corporate and Other	23.1	5.1	353%	37.1	26.4	41%

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

The Individual Protection segment consists of investment life insurance products, including individual variable, corporate-owned life insurance (COLI) and bank-owned life insurance (BOLI) products; traditional life insurance products; and universal life insurance products. Life insurance products provide a death benefit and generally allow the customer to build cash value on a tax-advantaged basis.

The Corporate and Other segment includes certain structured products business, the medium-term note (MTN) program, net investment income not allocated to product segments, periodic net coupon settlements on non-qualifying derivatives, unallocated expenses, interest expense on debt, revenue and expenses of the Company’s non-insurance subsidiaries not reported in other segments, and realized gains and losses related to securitizations.

Revenues and Expenses

The Company earns revenues and generates cash primarily from policy charges, life insurance premiums and net investment income. Policy charges include asset fees, which are earned primarily from separate account values generated from the sale of individual and group variable annuities and investment life insurance products; cost of insurance charges earned on universal life insurance products, which are assessed on the amount of insurance in force in excess of the related policyholder account value; administrative fees, which include fees charged per contract on a variety of the Company’s products and premium loads on universal life insurance products; and surrender fees, which are charged as a percentage of premiums withdrawn during a specified period for annuity and certain life insurance contracts. Net investment income includes earnings on investments supporting fixed annuities, the MTN program and certain life insurance products, and earnings on invested assets not allocated to product segments, all net of related investment expenses.

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

Other income includes asset fees, administrative fees, commissions and other income earned by subsidiaries of the Company that provide administrative, marketing and distribution services.

The Company’s primary expenses include interest credited to policyholder account values, other benefits and claims, amortization of DAC and general business operating expenses. Interest credited principally relates to individual and group fixed annuities, funding agreements backing the Company’s MTN program and certain life insurance products. Other benefits and claims include policyholder benefits in excess of policyholder account values for universal life and individual deferred annuities and net claims and provisions for future policy benefits for traditional life insurance products and immediate annuities.

Profitability

The Company’s profitability largely depends on its ability to effectively price and manage risk on its various products, administer customer funds and control operating expenses.

In particular, the Company’s profitability is driven by fee income on separate account products, general account asset levels and the Company’s ability to manage interest spread income. Interest spread income is comprised of net investment income, excluding any applicable allocated charges for invested capital, less interest credited to policyholder account values. Interest spread income can vary depending on crediting rates offered by the Company; performance of the investment portfolio, including the rate of prepayments; changes in market interest rates; the competitive environment; and other factors. In recent periods, the Company has taken actions to address low interest rate environments and the resulting impact on interest spread margins, lowering commission rates for individual fixed annuities and invoking contractual provisions that limit the amount of variable annuity deposits allocated to the guaranteed fixed option. Also, the majority of new business now contains lower floor guarantees than were historically provided.

In addition, life insurance profits are significantly impacted by mortality, morbidity and persistency experience.

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

The most critical estimates include those used in determining DAC and amortization of DAC for investment products and universal life insurance products, impairment losses on investments, valuation allowances for mortgage loans on real estate, federal income taxes, and pension and other postretirement employee benefits.

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

Deferred Policy Acquisition Costs for Investment Products and Universal Life Insurance Products

The Company has deferred the costs of acquiring investment products and universal life insurance products business, principally commissions, certain expenses of the policy issue and underwriting department, and certain variable sales expenses that relate to and vary with the production of new and renewal business. Investment products consist primarily of individual and group variable and fixed deferred annuities. Universal life insurance products include universal life insurance, variable universal life insurance, COLI and other interest-sensitive life insurance policies. DAC is subject to recoverability testing at the time of policy issuance and loss recognition testing at the end of each reporting period.

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

The Company’s federal income tax returns are routinely audited by the Internal Revenue Service (IRS), and the Company is currently under examination for the 2000-2002 tax years. The Company has established tax reserves representing its best estimate of additional amounts it may be required to pay if certain tax positions it has taken are challenged and ultimately denied by the IRS. These reserves are reviewed regularly and are adjusted as events occur that the Company believes impact its liability for additional taxes, such as lapsing of applicable statutes of limitations, conclusion of tax audits or substantial agreement on the deductibility/non-deductibility of uncertain items, additional exposure based on current calculations, identification of new issues, release of administrative guidance or rendering of a court decision affecting a particular tax issue. The Company believes its tax reserves reasonably provide for potential assessments that may result from IRS examinations and other tax-related matters for all open tax years.

A significant component of the tax reserve is related to the separate account dividends-received deduction (DRD). The Company has not yet reached an agreement with the IRS, and there can be no assurance that such an agreement will be reached. However, favorable resolution of the separate account DRD and/or other identified issues could result in a potentially significant benefit to the Company’s future results of operations.

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

Results of Operations

Second Quarter - 2005 Compared to 2004

The following table summarizes the Company’s consolidated results of operations for the periods indicated:

	Three months ended June 30,
(in millions)	2005	2004	Change
Revenues:
Policy charges:
Asset fees	$150.3	$146.3	3%
Cost of insurance charges	67.3	64.1	5%
Administrative fees	20.8	20.6	1%
Surrender fees	21.8	23.2	(6)%

Total policy charges	260.2	254.2	2%

Life insurance premiums	66.8	65.5	2%
Net investment income	527.3	482.3	9%
Net realized losses on investments, hedging instruments and hedged items	(5.3)	(27.1)	NM
Other	0.6	5.0	(88)%

Total revenues	849.6	779.9	9%

Benefits and expenses:
Interest credited to policyholder account values	335.5	312.2	7%
Other benefits and claims	101.6	92.4	10%
Policyholder dividends on participating policies	8.3	11.2	(26)%
Amortization of DAC	106.8	102.2	5%
Interest expense, primarily with NFS	15.9	15.4	3%
Other operating expenses	128.6	144.0	(11)%

Total benefits and expenses	696.7	677.4	3%

Income from continuing operations before federal income tax expense	152.9	102.5	49%
Federal income tax expense	37.1	16.7	122%

Net income	$115.8	$85.8	35%

The increase in net income primarily was driven by lower net realized losses on investments, hedging instruments and hedged items, higher interest spread income and lower other operating expense, while increases in other benefits and claims and amortization of DAC partially offset this improvement.

Continuing improvement in the credit environment created substantially lower net realized losses on investments, hedging instruments and hedged items in the second quarter of 2005 compared to the total in the same period a year ago.

The increase in interest spread income was due to higher invested asset levels and income from mortgage loan prepayment penalties and bond call premiums. In addition, the increase in interest credited to policyholder account values primarily was driven by higher average crediting rates related to the Company’s MTN program (3.53% in the second quarter of 2005 compared to 1.43% in the same period a year ago) due to an increase in the 3-month LIBOR rate to which most of these liabilities are indexed.

The decrease in other operating expenses is primarily attributable to lower expenses related to variable interest entities (VIEs), employee incentives and consulting.

The increase in other benefits and claims was driven by the Individual Investments segment, reflecting the increase in the provision for future policy benefits for immediate annuities and higher guaranteed minimum accumulation benefit (GMAB) costs. The higher provision for future policy benefits was consistent with the increase in premium income between periods. The rise in GMAB costs was due to increased new business with this product feature, reserve modeling refinements and higher hedge costs due to market conditions.

The increase in amortization of DAC was attributable to higher estimated gross profits on the underlying business and refinement of amortization calculations.

Effective tax rates were 24.3% for the second quarter of 2005 and 16.3% for the comparable quarter of 2004. The increase was related to the prior year release of tax reserves as a result of that period’s evaluation of tax exposure items.

Year-to-Date - 2005 Compared to 2004

The following table summarizes the Company’s consolidated results of operations for the periods indicated:

	Six months ended June 30,
(in millions )	2005	2004	Change
Revenues:
Policy charges:
Asset fees	$300.5	$293.2	2%
Cost of insurance charges	133.9	127.6	5%
Administrative fees	45.1	44.1	2%
Surrender fees	42.5	44.0	(3)%

Total policy charges	522.0	508.9	3%

Life insurance premiums	131.4	130.5	1%
Net investment income	1,044.4	985.1	6%
Net realized gains (losses ) on investments, hedging instruments and hedged items	15.8	(38.6)	NM
Other	3.1	6.5	(52)%

Total revenues	1,716.7	1,592.4	8%

Benefits and expenses :
Interest credited to policyholder account values	657.5	628.0	5%
Other benefits and claims	191.0	180.2	6%
Policyholder dividends on participating policies	18.0	19.7	(9)%
Amortization of DAC	224.8	205.8	9%
Interest expense, primarily with NFS	31.3	29.9	5%
Other operating expenses	263.5	286.3	(8)%

Total benefits and expenses	1,386.1	1,349.9	3%

Income from continuing operations before federal income tax expense	330.6	242.5	36%
Federal income tax expense	83.4	51.4	62%

Income from continuing operations	247.2	191.1	29%
Cumulative effect of adoption of accounting principle, net of tax	—	(3.3)	NM

Net income	$247.2	$187.8	32%

The increase in net income was driven by net realized gains on investments, hedging instruments and hedged items, higher interest spread income and lower other operating expenses. Increases in amortization of DAC and other benefits and claims partially offset the overall improvement in net income.

The Company recorded net realized gains on investments, hedging instruments and hedged items in the first six months of 2005 compared to significant net realized losses in the same period a year ago due to continuing improvement in the credit environment and higher realized gains on disposals.

The increase in interest spread income was due to higher invested asset levels and income from mortgage loan prepayment penalties and bond call premiums. In addition, the increase in interest credited to policyholder account values primarily was driven by higher average crediting rates related to the Company’s MTN program (3.17% in the first six months of 2005 compared to 1.44% in the same period a year ago) due to an increase in the 3-month LIBOR rate to which most of these liabilities are indexed, partially offset by lower average crediting rates in the Individual Investments segment (3.84% in the first six months of 2005 compared to 3.97% in the same period a year ago) as a result of active management of crediting rates in the current environment.

The decrease in other operating expenses is primarily attributable to lower general sales expenses and incentives, expenses related to VIEs and consulting.

The increase in amortization of DAC was attributable to higher estimated gross profits on the underlying business and refinement of amortization calculations.

The increase in other benefits and claims reflects the increase in the provision for future policy benefits for immediate annuities and higher GMAB costs, partially offset by a reduction in GMDB expenses. The higher provision for future policy benefits was consistent with the increase in premium income between periods. The rise in GMAB costs was due to increased new business with this product feature, reserve modeling refinements and higher hedge costs due to market conditions. GMDB costs improved due to higher equity market levels and other reserve modeling refinements.

Effective tax rates were 25.2% for the first six months of 2005 and 21.2% for the comparable period of 2004. The increase was related to the second quarter 2004 release of tax reserves as a result of that period’s evaluation of tax exposure items, partially offset by the fact that permanent items, primarily the separate account DRD, grew at a slower rate than pre-tax earnings.

Sales

The Company regularly monitors and reports a production volume metric titled “sales.” Sales or similar measures are commonly used in the insurance industry as a measure of the volume of new and renewal business generated in a period.

Sales are not derived from any specific generally accepted accounting principles (GAAP) income statement accounts or line items and should not be viewed as a substitute for any financial measure determined in accordance with GAAP, including sales as it relates to non-insurance companies. Additionally, the Company’s definition of sales may differ from that used by other companies. As used in the insurance industry, sales, or similarly titled measures, generate customer funds managed and administered, which ultimately drive revenues.

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

Sales, as reported by the Company, are stated net of internal replacements, which the Company believes provides a more meaningful disclosure of production in a given period. In addition, the Company’s definition of sales excludes funding agreements issued under the Company’s MTN program; large case BOLI; large case pension plan acquisitions; and deposits into Nationwide employee and agent benefit plans. Although these products contribute to asset and earnings growth, they do not produce steady production flow that lends itself to meaningful comparisons and, therefore, are excluded from sales.

The Company believes that the presentation of sales as measured for management purposes enhances the understanding of the Company’s business and helps depict longer-term trends that may not be apparent in the results of operations due to differences between the timing of sales and revenue recognition.

The Company’s flagship products are marketed under The BEST of AMERICA brand and include individual variable and group annuities, group private sector retirement plans, and variable life insurance. The BEST of AMERICA products allow customers to choose from investment options managed by premier mutual fund managers. The Company has also developed private label variable and fixed annuity products in conjunction with other financial services providers that allow those providers to sell products to their own customer bases under their own brand names.

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

Second Quarter - 2005 Compared to 2004

The following table summarizes sales by product and segment for the periods indicated:

	Three months ended June 30,
(in millions)	2005	2004	Change
Individual Investments
Individual variable annuities:
The BEST of AMERICA products	816.4	$961.1	(15)%
Private label annuities	95.3	102.3	(7)%

Total individual variable annuities	911.7	1,063.4	(14)%
Individual fixed annuities	63.4	208.9	(70)%
Income products	44.7	33.3	34%
Advisory services program	63.8	43.9	45%

Total Individual Investments	1,083.6	1,349.5	(20)%

Retirement Plans
Private sector pension plan:
The BEST of AMERICA products	357.5	411.6	(13)%
Other	16.0	5.9	171%

Total private sector pension plan	373.5	417.5	(11)%

Public sector pension plan:
IRC Section 457 annuities	394.4	366.5	8%

Total Retirement Plans	767.9	784.0	(2)%

Individual Protection
Corporate-owned life insurance	142.9	129.0	11%
The BEST of AMERICA variable life series	109.1	109.8	(1)%
Traditional/universal life insurance	89.1	84.8	5%

Total Individual Protection	341.1	323.6	5%

Total sales	2,192.6	$2,457.1	(11)%

See Part I, Item 2 - Management’s Narrative Analysis of the Results of Operations (MD&A) - Business Segments of this report for an analysis of sales by product and segment.

The following table summarizes sales by distribution channel for the periods indicated:

	Three months ended June 30,
(in millions)	2005	2004	Change
Non-affiliated:
Independent broker/dealers	$648.2	$726.3	(11)%
Financial institutions	338.7	498.6	(32)%
Wirehouse and regional firms	325.2	388.8	(16)%
Life insurance specialists	104.3	101.7	3%
Pension plan administrators	94.7	97.1	(2)%
CPA channel	31.3	32.3	(3)%

Total non-affiliated sales	1,542.4	1,844.8	(16)%

Affiliated:
NRS	401.1	373.3	7%
Nationwide agents	174.6	169.9	3%
TBG Financial	38.6	29.5	31%
NFN producers	35.9	39.6	(9)%

Total affiliated sales	650.2	612.3	6%

Total sales	$2,192.6	$2,457.1	(11)%

The decrease in total sales primarily was due to lower sales through financial institutions, independent broker/dealers, and wirehouse and regional firms. Higher sales through NRS helped offset the overall decline.

Sales generated by financial institutions declined primarily due to both planned reductions and intense competition in fixed annuity sales and the shift of pension business to the Nationwide Trust Company, FSB (NTC) platform. This channel also has been impacted by wholesaler turnover.

Sales through the independent broker/dealers channel decreased due to sluggish variable annuity and variable life insurance sales, where new products recently have been introduced. The new Capital Preservation Plus Lifetime Income contract rider began to pick up momentum at the end of the second quarter of 2005 and should improve future variable annuity performance. In addition, the new Next Generation II variable life product was introduced at the end of the second quarter. While fixed life sales increased slightly, performance was impacted by market anticipation of the Company’s July 2005 rollout of a new universal life product.

Sales generated by wirehouse and regional firms decreased due to lower variable annuity sales and the shift of pension business to NTC. The decline was partially offset by increases in sales of variable and fixed life insurance products.

NRS sales growth was driven by recurring deposits from the State of New York, the State of California, and the City of Phoenix cases and higher participation rates in large plans.

Year-to-Date – 2005 Compared to 2004

The following table summarizes sales by product and segment for the periods indicated:

	Six months ended June 30,
(in millions)	2005	2004	Change
Individual Investments
Individual variable annuities:
The BEST of AMERICA products	$1,575.9	$1,947.1	(19)%
Private label annuities	184.5	254.6	(28)%

Total individual variable annuities	1,760.4	2,201.7	(20)%
Individual fixed annuities	117.7	391.1	(70)%
Income products	87.6	66.1	33%
Advisory services program	117.0	66.8	75%

Total Individual Investments	2,082.7	2,725.7	(24)%

Retirement Plans
Private sector pension plan:
The BEST of AMERICA products	750.1	916.5	(18)%
Other	39.1	15.1	159%

Total private sector pension plan	789.2	931.6	(15)%

Public sector pension plan:
IRC Section 457 annuities	768.2	773.2	(1)%

Total Retirement Plans	1,557.4	1,704.8	(9)%

Individual Protection
Corporate-owned life insurance	377.7	346.9	9%
The BEST of AMERICA variable life series	212.8	217.8	(2)%
Traditional/universal life insurance	172.2	171.9	—

Total Individual Protection	762.7	736.6	4%

Total sales	$4,402.8	$5,167.1	(15)%

See Part I, Item 2 – MD&A – Business Segments of this report for an analysis of sales by product and segment.

The following table summarizes sales by distribution channel for the periods indicated:

	Six months ended June 30,
(in millions)	2005	2004	Change
Non-affiliated:
Independent broker/dealers	$1,281.7	$1,543.6	(17)%
Financial institutions	660.7	994.3	(34)%
Wirehouse and regional firms	634.3	815.4	(22)%
Life insurance specialists	230.9	238.4	(3)%
Pension plan administrators	196.2	215.2	(9)%
CPA channel	63.4	45.1	41%

Total non-affiliated sales	3,067.2	3,852.0	(20)%

Affiliated:
NRS	782.1	787.8	(1)%
Nationwide agents	339.0	348.4	(3)%
TBG Financial	147.1	110.7	33%
NFN producers	67.4	68.2	(1)%

Total affiliated sales	1,335.6	1,315.1	2%

Total sales	$4,402.8	$5,167.1	(15)%

The decrease in total sales primarily was due to lower sales through financial institutions, independent broker/dealers, and wirehouse and regional firms. Higher sales through TBG Financial helped offset the overall decline.

Sales generated by financial institutions declined primarily due to both planned reductions and intense competition in fixed annuity sales and the shift of pension business to the NTC platform. This channel also has been impacted by wholesaler turnover. The overall decline was partially offset by growth in immediate annuity and variable life insurance sales.

Sales through the independent broker/dealers channel decreased due to sluggish variable annuity and variable life insurance sales, where new products recently have been introduced. While fixed life sales increased slightly, performance was impacted by market anticipation of the Company’s July 2005 rollout of a new universal life product.

Sales generated by wirehouse and regional firms decreased due to lower variable annuity sales and the shift of pension business to NTC. The decline was partially offset by higher sales of fixed life insurance products.

Sales through TBG Financial increased due to higher renewal premiums from the funding of existing executive deferred compensation plans and strong first year sales of the private placement product.

Business Segments

Individual Investments

Second Quarter – 2005 Compared to 2004

The following table summarizes selected financial data for the Company’s Individual Investments segment for the periods indicated:

	Three months ended June 30,
(in millions)	2005	2004	Change
Statements of Income Data
Revenues:
Policy charges:
Asset fees	$111.1	$105.8	5%
Administrative fees	3.4	3.6	(6)%
Surrender fees	16.1	16.6	(3)%

Total policy charges	130.6	126.0	4%

Premiums on income products	23.1	19.8	17%
Net investment income	207.6	202.7	2%
Other	0.3	0.2	50%

Total revenues	361.6	348.7	4%

Benefits and expenses:
Interest credited to policyholder account values	142.0	143.1	(1)%
Other benefits and claims	40.9	33.1	24%
Amortization of DAC	70.8	69.0	3%
Other operating expenses	45.5	48.0	(5)%

Total benefits and expenses	299.2	293.2	2%

Pre-tax operating earnings	$62.4	$55.5	12%

Other Data
Sales:
Individual variable annuities	$911.7	$1,063.4	(14)%
Individual fixed annuities	63.4	208.9	(70)%
Income products	44.7	33.3	34%
Advisory services program	63.8	43.9	45%

Total sales	$1,083.6	$1,349.5	(20)%

Average account values:
General account	$14,592.5	$14,521.2	—
Separate account	33,847.6	33,020.9	3%
Advisory services program	281.5	71.1	296%

Total average account values	$48,721.6	$47,613.2	2%

Pre-tax operating earnings to average account values	0.51%	0.47%

The increase in pre-tax operating earnings primarily was driven by higher asset fees, interest spread income and premiums on income products, partially offset by higher other benefits and claims.

Asset fees rose due to increases in both average separate account values and the average asset fee rate. Asset fees are calculated daily and charged as a percentage of separate account values. The average variable asset fee rate increased from 1.29% to 1.32% as new business sold with higher asset fee levels influenced the overall average rate.

Interest spread income grew 10% in the second quarter of 2005 compared to the same period a year ago. The following table summarizes the interest spread on Individual Investments segment average general account values for the periods indicated:

	Three months ended June 30,
	2005	2004
Net investment income	5.86%	5.74%
Interest credited	3.89%	3.94%

Interest spread on average general account values	1.97%	1.80%

Interest spread margins widened during the second quarter of 2005 to 197 basis points compared to 180 basis points in the same period a year ago. Included in the current quarter were 16 basis points, or $6.0 million, of income from mortgage loan prepayment penalties and bond call premiums compared to 7 basis points, or $2.4 million, in the same period a year ago. The higher interest rate environment compared to the prior year eased pressure on margins due to interest rate floors contained in certain variable annuity contracts.

The increase in premiums on income products primarily resulted from higher interest rates relative to a year ago. Increased purchase rates driven by higher interest rates created a favorable environment for income products.

The increase in other benefits and claims reflects the increase in the provision for future policy benefits for immediate annuities and higher GMAB costs, partially offset by a reduction in GMDB expenses. The higher provision for future policy benefits was consistent with the increase in premium income between periods. The rise in GMAB costs was due to increased new business with this product feature, reserve modeling refinements and higher hedge costs due to market conditions. GMDB costs improved due to higher equity market levels and other reserve modeling refinements.

The decline in sales was driven by lower individual variable and fixed annuity sales. Variable annuity production decreased primarily due to a more competitive environment. Fixed annuity sales declined due to the Company’s intentional reduction in individual fixed annuity business due to the challenging interest rate environment.

Year-to-Date – 2005 Compared to 2004

The following table summarizes selected financial data for the Company’s Individual Investments segment for the periods indicated:

	Six months ended June 30,
(in millions)	2005	2004	Change
Statements of Income Data
Revenues:
Policy charges:
Asset fees	$221.9	$211.8	5%
Administrative fees	7.5	7.5	—
Surrender fees	31.7	30.8	3%

Total policy charges	261.1	250.1	4%

Premiums on income products	43.7	37.1	18%
Net investment income	412.7	414.3	—
Other	0.6	0.2	200%

Total revenues	718.1	701.7	2%

Benefits and expenses:
Interest credited to policyholder account values	280.7	288.4	(3)%
Other benefits and claims	72.3	61.3	18%
Amortization of DAC	153.4	141.2	9%
Other operating expenses	90.9	98.6	(8)%

Total benefits and expenses	597.3	589.5	1%

Pre-tax operating earnings	$120.8	$112.2	8%

Other Data
Sales:
Individual variable annuities	$1,760.4	$2,201.7	(20)%
Individual fixed annuities	117.7	391.1	(70)%
Income products	87.6	66.1	33%
Advisory services program	117.0	66.8	75%

Total sales	$2,082.7	$2,725.7	(24)%

Average account values:
General account	$14,628.1	$14,511.9	1%
Separate account	34,126.5	32,718.0	4%
Advisory services program	253.0	56.2	350%

Total average account values	$49,007.6	$47,286.1	4%

Account values as of period end:
Individual variable annuities	$39,049.8	$38,119.1	2%
Individual fixed annuities	7,710.7	7,733.1	—
Income products	1,811.4	1,725.4	5%
Advisory services program	314.6	91.2	245%

Total account values	$48,886.5	$47,668.8	3%

GMDB - Net amount at risk, net of reinsurance	$275.4	$445.4	(38)%
GMDB - Reserves, net of reinsurance	$24.8	$25.8	(4)%
Pre-tax operating earnings to average account values	0.49%	0.47%

The increase in pre-tax operating earnings primarily was driven by higher asset fees, lower other operating expenses, higher premiums on income products and increased interest spread income. Higher amortization of DAC and other benefits and claims partially offset the overall increase.

Asset fees increased primarily due to changes in the market value of the investment options underlying the account values, which have followed the general trends of the equity markets over the comparison periods.

Other operating expenses declined principally due to reductions in employee incentives and lower technology costs, partially offset by higher marketing costs.

The increase in premiums on income products primarily resulted from higher interest rates relative to a year ago. Increased purchase rates driven by higher interest rates created a favorable environment for income products.

Interest spread income grew 5% in the first half of 2005 compared to the same period a year ago. The following table summarizes the interest spread on Individual Investments segment average general account values for the periods indicated:

	Six months ended June 30,
	2005	2004
Net investment income	5.81%	5.86%
Interest credited	3.84%	3.97%

Interest spread on average general account values	1.97%	1.89%

Interest spread margins widened during the first six months of 2005 to 197 basis points compared to 189 basis points in the same period a year ago. Included in the current period were 18 basis points, or $12.8 million, of income from mortgage loan prepayment penalties and bond call premiums compared to 12 basis points, or $8.9 million, in the same period a year ago. The higher interest rate environment compared to the prior year eased pressure on margins due to interest rate floors contained in certain variable annuity contracts. For the full year 2005, the Company expects interest spread margins to tighten and projects full year spreads of 185 to 190 basis points, including a nominal level of prepayment activity.

Amortization of DAC increased primarily due to higher estimated gross profits on the underlying business and refinement of amortization calculations.

The increase in other benefits and claims reflects the increase in the provision for future policy benefits for immediate annuities and higher GMAB costs, partially offset by a reduction in GMDB expenses. The higher provision for future policy benefits was consistent with the increase in premium income between periods. The rise in GMAB costs was due to increased new business with this product feature, reserve modeling refinements and higher hedge costs due to market conditions. GMDB costs improved due to higher equity market levels and other reserve modeling refinements.

The decline in sales was driven by lower individual variable and fixed annuity sales. Variable annuity production decreased primarily due to a more competitive environment. Fixed annuity sales declined due to the Company’s intentional reduction in individual fixed annuity business due to the challenging interest rate environment.

The following table summarizes selected information about the Company’s deferred individual fixed annuities, including the fixed option of variable annuities, as of June 30, 2005:

	Ratchet		Reset
(dollars in millions)	Account value	Wtd. avg. crediting rate	Account value	Wtd. avg. crediting rate
Minimum interest rate of 3.50% or greater	$—	N/A	$864.8	3.52%
Minimum interest rate of 3.00% to 3.49%	3,129.1	5.07%	6,139.0	3.08%
Minimum interest rate lower than 3.00%	904.8	3.16%	355.5	3.39%
MVA with no minimum interest rate guarantee	—	N/A	—	N/A

Total deferred individual fixed annuities	$4,033.9	4.64%	$7,359.3	3.15%

	Market value adjustment (MVA)		Total
(dollars in millions)	Account value	Wtd. avg. crediting rate	Account value	Wtd. avg. crediting rate
Minimum interest rate of 3.50% or greater	$—	N/A	$864.8	3.52%
Minimum interest rate of 3.00% to 3.49%	—	N/A	9,268.1	3.75%
Minimum interest rate lower than 3.00%	—	N/A	1,260.3	3.23%
MVA with no minimum interest rate guarantee	1,355.8	3.27%	1,355.8	3.27%

Total deferred individual fixed annuities	$1,355.8	3.27%	$12,749.0	3.63%

Retirement Plans

Second Quarter – 2005 Compared to 2004

Retirement Plans sales do not include large case retirement plan acquisitions and Nationwide employee and agent benefit plans. However, the statements of income data below does reflect this business.

The following table summarizes selected financial data for the Company’s Retirement Plans segment for the periods indicated:

	Three months ended June 30,
(in millions)	2005	2004	Change
Statements of Income Data
Revenues:
Policy charges:
Asset fees	$32.1	$34.8	(8)%
Administrative fees	1.8	2.4	(25)%
Surrender fees	2.4	3.0	(20)%

Total policy charges	36.3	40.2	(10)%

Net investment income	157.3	154.5	2%
Other	0.1	—	—

Total revenues	193.7	194.7	(1)%

Benefits and expenses:
Interest credited to policyholder account values	109.5	105.9	3%
Amortization of DAC	11.0	10.4	6%
Other operating expenses	45.8	44.4	3%

Total benefits and expenses	166.3	160.7	3%

Pre-tax operating earnings	$27.4	$34.0	(19)%

Other Data
Sales:
Private sector	$373.5	$417.5	(11)%
Public sector	394.4	366.5	8%

Total sales	$767.9	$784.0	(2)%

Average account values:
General account	$10,432.8	$9,648.6	8%
Separate account	18,524.5	19,238.2	(4)%

Total average account values	$28,957.2	$28,886.8	—

Pre-tax operating earnings to average account values	0.38%	0.47%

The decrease in pre-tax operating earnings primarily was driven by lower asset fees, higher other operating expenses and lower interest spread income.

The decrease in asset fees was associated with the declining issuances of group annuity products in favor of non-annuity products due to the quality and breadth of NTC fund options in non-annuity products, continued surrenders of group annuity contracts and conversion of NLIC annuity contracts to NTC non-annuity contracts.

The increase in other operating expenses primarily reflects costs related to a series of information technology enhancements to the defined contribution record-keeping platform.

The following table summarizes the interest spread on Retirement Plans segment average general account values for the periods indicated:

	Three months ended June 30,
	2005	2004
Net investment income	6.03%	6.41%
Interest credited	4.20%	4.39%

Interest spread on average general account values	1.83%	2.02%

Interest spread margins declined to 183 basis points in the second quarter of 2005 compared to 202 basis points for the comparable period a year ago. Included in the current quarter were 16 basis points, or $4.3 million, of income from mortgage loan prepayment penalties and bond call premiums compared to 10 basis points, or $2.5 million, in the same period a year ago. The decrease in margins was driven by the combination of long-duration higher yielding assets rolling over into lower yielding assets and yields on new cash flows falling below the portfolio rate.

Private sector sales decreased due to declining issuances of group annuity products in favor of products on the NTC platform.

The increase in public sector sales was due to growth in the core small case city/county business.

Year-to-Date – 2005 Compared to 2004

The following table summarizes selected financial data for the Company’s Retirement Plans segment for the periods indicated:

	Six months ended June 30,
(in millions)	2005	2004	Change
Statements of Income Data
Revenues:
Policy charges:
Asset fees	$65.0	$70.0	(7)%
Administrative fees	4.1	4.1	—
Surrender fees	4.5	6.0	(25)%

Total policy charges	73.6	80.1	(8)%

Net investment income	319.2	311.1	3%
Other	0.2	—	—

Total revenues	393.0	391.2	—

Benefits and expenses:
Interest credited to policyholder account values	218.8	213.6	2%
Amortization of DAC	23.3	20.0	17%
Other operating expenses	91.6	90.9	1%

Total benefits and expenses	333.7	324.5	3%

Pre-tax operating earnings	$59.3	$66.7	(11)%

Other Data
Sales:
Private sector	$789.2	$931.6	(15)%
Public sector	768.2	773.2	(1)%

Total sales	$1,557.4	$1,704.8	(9)%

Average account values:
General account	$10,334.7	$9,599.6	8%
Separate account	18,753.5	19,294.8	(3)%

Total average account values	$29,088.2	$28,894.4	1%

Account values as of period end:
Private sector	$13,787.9	$14,404.2	(4)%
Public sector	14,797.6	14,407.4	3%

Total account values	$28,585.5	$28,811.6	(1)%

Pre-tax operating earnings to average account values	0.41%	0.46%

The decrease in pre-tax operating earnings primarily was driven by lower asset fees and higher amortization of DAC, partially offset by higher interest spread income.

The decrease in asset fees was associated with the declining issuances of group annuity products in favor of non-annuity products due to the quality and breadth of NTC fund options in non-annuity products, continued surrenders of group annuity contracts and conversion of NLIC annuity contracts to NTC non-annuity contracts.

The increase in amortization of DAC was related to changes in private sector amortization calculation assumptions driven by actual experience for the declining block of group annuity business.

The following table summarizes the interest spread on Retirement Plans segment average general account values for the periods indicated:

	Six months ended June 30,
	2005	2004
Net investment income	6.18%	6.48%
Interest credited	4.23%	4.45%

Interest spread on average general account values	1.95%	2.03%

Interest spread margins decreased to 195 basis points in the first six months of 2005 compared to 203 basis points in the same period a year ago. Included in the current period were 21 basis points, or $10.9 million, of income from mortgage loan prepayment penalties and bond call premiums compared to 15 basis points, or $7.5 million, in the same period a year ago. The decrease in margins was driven by the combination of long-duration higher yielding assets rolling over into lower yielding assets and yields on new cash flows falling below the portfolio rate. For the full year 2005, the Company expects interest spread margins to tighten and projects full year spreads of 180 to 185 basis points, including a nominal level of prepayment activity.

Private sector sales decreased due to declining issuances of group annuity products in favor of products on the NTC platform.

The decrease in public sector sales was due to lower plan-to-plan transfers.

Individual Protection

Second Quarter – 2005 Compared to 2004

The following table summarizes selected financial data for the Company’s Individual Protection segment for the periods indicated:

	Three months ended June 30,
(in millions)	2005	2004	Change
Statements of Income Data
Revenues:
Policy charges:
Asset fees	$7.1	$5.7	25%
Cost of insurance charges	67.3	64.1	5%
Administrative fees	15.6	14.7	6%
Surrender fees	3.3	3.5	(6)%

Total policy charges	93.3	88.0	6%

Life insurance premiums	43.7	45.7	(4)%
Net investment income	85.6	80.3	7%

Total revenues	222.6	214.0	4%

Benefits and expenses:
Interest credited to policyholder account values	47.6	45.9	4%
Other benefits and claims	60.7	59.3	2%
Policyholder dividends on participating policies	8.3	11.2	(26)%
Amortization of DAC	25.0	22.8	10%
Other operating expenses	35.9	37.6	(5)%

Total benefits and expenses	177.5	176.8	—

Pre-tax operating earnings	$45.1	$37.2	21%

Other Data
Sales:
The BEST of AMERICA variable life series	$109.1	$109.8	(1)%
Corporate-owned life insurance	142.9	129.0	11%
Traditional/universal life insurance	89.1	84.8	5%

Total sales	$341.1	$323.6	5%

Higher pre-tax operating earnings were driven by improved results from the corporate investment life insurance business due to increases in sales and business in force and due to higher interest spread income and cost of insurance charges. Lower policyholder dividends on participating policies also contributed to the increase. A decrease in life insurance premiums and higher amortization of DAC partially offset the overall improvement.

Interest spread income increased primarily due to higher income from mortgage loan prepayment penalties and bond call premiums.

Cost of insurance charges were higher principally due to the increase in business in force throughout the product lines. The aging of the portfolio in the individual life insurance business and higher COLI sales also contributed to the improvement.

Policyholder dividends on participating policies declined due to an adjustment to the dividend scale related to lower investment yields on traditional life insurance products.

Life insurance premiums declined due to lower sales of whole life insurance products.

The increase in amortization of DAC was attributable to amortization calculation refinements.

Sales improved primarily due to higher COLI sales, which were driven by two new large cases that closed during the period and a more favorable legislative environment.

Year-to-Date – 2005 Compared to 2004

The following table summarizes selected financial data for the Company’s Individual Protection segment for the periods indicated:

	Six months ended June 30,
(in millions)	2005	2004	Change
Statements of Income Data
Revenues:
Policy charges:
Asset fees	$13.5	$11.3	19%
Cost of insurance charges	133.9	127.6	5%
Administrative fees	33.5	32.7	2%
Surrender fees	6.4	7.1	(10)%

Total policy charges	187.3	178.7	5%

Life insurance premiums	87.7	93.4	(6)%
Net investment income	169.3	163.5	4%

Total revenues	444.3	435.6	2%

Benefits and expenses:
Interest credited to policyholder account values	91.1	91.1	—
Other beneifts and claims	118.7	118.9	—
Policyholder dividends on participating policies	18.0	19.7	(9)%
Amortization of DAC	48.1	44.6	8%
Other operating expenses	71.1	80.3	(11)%

Total benefits and expenses	347.0	354.6	(2)%

Pre-tax operating earnings	$97.3	$81.0	20%

Other Data
Sales:
The BEST of AMERICA variable life series	$212.8	$217.8	(2)%
Corporate-owned life insurance	377.7	346.9	9%
Traditional/universal life insurance	172.2	171.9	—

Total sales	$762.7	$736.6	4%

Policy reserves as of period end:
Individual investment life insurance	$3,112.6	$2,815.6	11%
Corporate investment life insurance	6,338.1	4,728.1	34%
Traditional life insurance	2,143.6	2,059.3	4%
Universal life insurance	1,024.3	938.9	9%

Total policy reserves	$12,618.6	$10,541.9	20%

Insurance in force as of period end:
Individual investment life insurance	$36,928.6	$35,650.2	4%
Corporate investment life insurance	23,184.9	9,533.6	143%
Traditional life insurance	20,663.3	21,748.3	(5)%
Universal life insurance	8,569.1	8,296.3	3%

Total insurance in force	$89,345.9	$75,228.4	19%

Pre-tax operating earnings increased due to significant improvement in COLI production, lower other operating expenses, higher cost of insurance charges and increased interest spread income. Lower life insurance premiums in other product lines and higher amortization of DAC partially offset the overall increase.

The decline in other operating expenses resulted from increased capitalization of DAC and certain software charges, partially offset by higher trail commissions.

Cost of insurance charges were higher principally due to the increase in business in force throughout the product lines. The aging of the portfolio in the individual life insurance business and higher COLI sales also contributed to the improvement.

Interest spread income increased primarily due to higher income from mortgage loan prepayment penalties and bond call premiums.

Life insurance premiums declined due to lower sales of whole life insurance products.

Sales improved primarily due to higher COLI sales, which were driven by two new large cases that closed during the period and a more favorable legislative environment.

Corporate and Other

Second Quarter – 2005 Compared to 2004

The following table summarizes selected financial data for the Company’s Corporate and Other segment for the periods indicated:

	Three months ended June 30,
(in millions)	2005	2004	Change
Statements of Income Data
Operating revenues:
Net investment income	$76.8	$44.8	71%
Other	—	7.0	(100)%

Total operating revenues	76.8	51.8	48%

Benefits and expenses:
Interest credited to policyholder account values	36.4	17.3	110%
Interest expense on debt	15.9	15.4	3%
Other operating expenses	1.4	14.0	(90)%

Total benefits and expenses	53.7	46.7	15%

Pre-tax operating earnings	23.1	5.1	353%

Net realized losses on investments, hedging instruments and hedged items[1]	(5.1)	(29.3)	NM

Income (loss) from continuing operations before federal income taxes	$18.0	$(24.2)	NM

[1]	Excluding periodic net coupon settlements on non-qualifying derivatives.

The following table summarizes net realized losses on investments, hedging instruments and hedged items from continuing operations by source for the periods indicated:

	Three months ended June 30,
(in millions)	2005	2004
Realized gains on sales, net of hedging losses:
Fixed maturity securities available-for-sale	$8.5	$7.7
Hedging losses on fixed maturity sales	(2.1)	(1.6)
Equity securities available-for-sale	0.4	0.1
Mortgage loans on real estate	1.7	5.6
Mortgage loan hedging losses	(0.5)	(0.8)
Real estate	—	2.1
Other	0.8	—

Total realized gains on sales	8.8	13.1

Realized losses on sales, net of hedging gains:
Fixed maturity securities available-for-sale	(2.3)	(2.3)
Hedging gains on fixed maturity sales	—	0.4
Equity securities available-for-sale	—	(0.1)
Mortgage loans on real estate	(2.2)	(5.2)
Other	(0.5)	(1.2)

Total realized losses on sales	(5.0)	(8.4)

Other-than-temporary and other investment impairments:
Fixed maturity securities available-for-sale	(5.2)	(29.3)
Equity securities available-for-sale	—	(0.4)
Real estate	(0.1)	(0.3)
Other	(0.4)	—

Total other-than-temporary and other investment impairments	(5.7)	(30.0)

Credit default swaps	(0.7)	0.1
Periodic net coupon settlements on non-qualifying derivatives	(0.2)	2.2
Other derivatives	1.3	(4.1)
Other	(3.8)	—

Net realized losses on investments, hedging instruments and hedged items	$(5.3)	$(27.1)

Pre-tax operating earnings increased significantly due to higher interest spread income and lower other operating expenses, partially offset by a decrease in other income. The increase in interest spread income was driven by higher invested asset levels and income from mortgage loan prepayment penalties and bond call premiums. The decline in other operating expenses primarily was due to lower expenses related to VIEs and legal matters. Other income decreased due to lower VIE and structured products earnings in the current quarter.

The Company recorded substantially lower net realized losses on investments, hedging instruments and hedged items excluding operating items (periodic net coupon settlements on non-qualifying derivatives) in the second quarter of 2005 compared to significant net realized losses in the same period a year ago due to continuing improvement in the credit environment.

Year-to-Date – 2005 Compared to 2004

The following table summarizes selected financial data for the Company’s Corporate and Other segment for the periods indicated:

	Six months ended June 30,
(in millions)	2005	2004	Change
Statements of Income Data
Operating revenues:
Net investment income	$143.2	$96.2	49%
Other	2.0	11.5	(83)%

Total operating revenues	145.2	107.7	35%

Benefits and expenses:
Interest credited to policyholder account values	66.9	34.9	92%
Interest expense on debt	31.3	29.9	5%
Other operating expenses	9.9	16.5	(40)%

Total benefits and expenses	108.1	81.3	33%

Pre-tax operating earnings	37.1	26.4	41%

Net realized gains (losses) on investments, hedging instruments and hedged items[1]	16.1	(43.8)	NM

Income (loss) from continuing operations before federal income taxes	$53.2	$(17.4)	NM

Other Data
Account values as of period end —
Funding agreements backing medium-term notes	$4,009.1	$4,831.4	(17)%

[1]	Excluding periodic net coupon settlements on non-qualifying derivatives.

The following table summarizes net realized gains (losses) on investments, hedging instruments and hedged items from continuing operations by source for the periods indicated:

	Six months ended June 30,
(in millions)	2005	2004
Realized gains on sales, net of hedging losses:
Fixed maturity securities available-for-sale	$38.4	$14.5
Hedging losses on fixed maturity sales	(4.1)	(5.2)
Equity securities available-for-sale	1.8	1.1
Mortgage loans on real estate	3.3	5.6
Mortgage loan hedging losses	(0.5)	(1.3)
Real estate	—	2.5
Other	1.0	0.2

Total realized gains on sales	39.9	17.4

Realized losses on sales, net of hedging gains:
Fixed maturity securities available-for-sale	(9.8)	(4.8)
Hedging gains on fixed maturity sales	3.6	0.8
Equity securities available-for-sale	—	(0.5)
Mortgage loans on real estate	(3.0)	(5.9)
Mortgage loan hedging gains	1.9	1.8
Real estate	—	(1.2)
Other	(0.7)	(1.4)

Total realized losses on sales	(8.0)	(11.2)

Other-than-temporary and other investment impairments:
Fixed maturity securities available-for-sale	(5.9)	(40.9)
Equity securities available-for-sale	(0.9)	(0.6)
Mortgage loans on real estate, including valuation allowance adjustment	(2.6)	(2.0)
Real estate	(0.1)	(2.5)
Other	(0.4)	—

Total other-than-temporary and other investment impairments	(9.9)	(46.0)

Credit default swaps	(2.4)	(2.7)
Periodic net coupon settlements on non-qualifying derivatives	(0.3)	5.2
Other derivatives	1.9	(1.3)
Other	(5.4)	—

Net realized gains (losses) on investments, hedging instruments and hedged items	$15.8	$(38.6)

Pre-tax operating earnings increased significantly primarily due to higher interest spread income and lower other operating expenses, partially offset by a decrease in other income. The increase in interest spread income was driven by higher invested asset levels and income from mortgage loan prepayment penalties and bond call premiums. The decline in other operating expenses primarily was due to lower project spending, partially offset by higher legal expenses. Other income decreased due to lower VIE and structured products earnings during the second quarter.

The Company recorded substantial net realized gains on investments, hedging instruments and hedged items excluding operating items (periodic net coupon settlements on non-qualifying derivatives) in the first six months of 2005 compared to significant net realized losses in the same period a year ago due to continuing improvement in the equity markets and credit environment.

The Company has a comprehensive portfolio monitoring process for fixed maturity and equity securities to identify and evaluate the necessity of recording impairment losses for other-than-temporary declines in the fair value of investments. See Part I, Item 2 – MD&A – Critical Accounting Policies and Recently Issued Accounting Standards – Impairment Losses on Investments of this report for a complete discussion of this process.

The following table summarizes for the six months ended June 30, 2005 the Company’s largest aggregate losses on sales and write-downs by issuer (including affiliates), the related circumstances giving rise to the losses and the circumstances that may have affected other material investments held:

				June 30, 2005
(in millions)	Fair value at sale (proceeds)	YTD loss on sale	YTD write-downs	Holdings[1]	Net unrealized gain (loss)
A collateralized loan obligation. Expected cash flows experienced deterioration in the second quarter of 2005, and the issue was impaired to fair value.	$—	$—	$(1.8)	$3.2	$—

Preferred term securities purchased for the purpose of selling into a securitization. The securitization had not yet been completed as of the end of the second quarter of 2005. Since the Company intends to sell these securities, an impairment loss was recorded in the second quarter of 2005.	—	—	(1.4)	23.9	—

A provider of communications integrated circuits to the telecommunications industry. An upcoming unfavorable dollar-for-dollar equity exchange prompted an impairment loss in the second quarter of 2005.	—	—	(1.0)	3.1	—

A payroll services and temporary staffing company. A decline occurred in the fourth quarter of 2004, and an impairment was recorded. An additional decline occurred in the first quarter of 2005, and a further impairment was recorded. No additional declines occurred in the second quarter of 2005 making further impairment unnecessary.	—	—	(0.9)	2.2	—

A holding company whose holdings manufacture baked goods, snack pies, gourmet coffee and biscotti. The anticipated recovery amount of this investment has decreased due to problems in the process of consolidating operations. Thus, an impairment was taken in the second quarter of 2005.	—	—	(0.5)	1.7	—

An asset-backed security secured by vacation club membership interests. Expected cash flows experienced deterioration in the first quarter of 2005, and the issue was impaired to fair value. No additional declines occurred in the second quarter of 2005 making further impairment unnecessary.	—	—	(0.4)	0.9	—

U.S. government securities that were sold at a loss in the first and second quarters of 2005. No impairment is necessary on the remaining holdings.	209.1	(2.5)	—	372.9	17.4

Credit card-backed securities. A sale of a portion of these holdings resulted in a loss in the first quarter of 2005. Expected cash flows and fair values of the remaining holdings are being monitored.	26.6	(0.7)	—	94.4	2.0

A financial services company that offers a variety of automotive financial services to various authorized dealers. A sale of two securities by this issuer was completed in the first quarter of 2005. The Company has the ability and intent to hold the remaining securities to recovery. No impairment on these holdings is necessary at this time.	7.7	(0.4)	—	70.9	(3.6)

Asset-backed securities secured by student loans. A sale of a portion of the holdings resulted in a loss in the first quarter of 2005. There has been no adverse change in cash flows, and the Company has the ability and intent to hold the remaining securities to recovery. No impairment on these holdings is necessary at this time.	34.7	(0.4)	—	89.7	(2.4)

An asset-backed security. A sale of the entire holding was completed in the second quarter of 2005.	4.6	(0.4)	—	—	—

Collateralized mortgage obligations. A sale of a portion of the holdings resulted in a loss in the first quarter of 2005. Expected cash flows and fair values of the remaining holdings are being monitored. The Company has the ability and intent to hold the remaining securities to recovery. No impairment on these holdings is necessary at this time.	12.4	(0.3)	—	29.4	(0.2)

Securities issued by U.S. government sponsored enterprises (these securities are not backed by the full faith and credit of the U.S. government) that were sold at a loss in the first quarter of 2005. No impairment is necessary on the remaining holdings.	37.6	(0.3)	—	948.8	85.1

Total	$332.7	$(5.0)	$(6.0)	$1,641.1	$98.3

[1]	Holdings represent amortized cost of fixed maturity securities and cost of equity securities as of the date indicated.

No other issuer had an aggregated loss on sales and write-downs greater than 2% of the Company’s total gross loss on sales and write-downs on fixed maturity and equity securities.

Related Party Transactions

See Note 7 to the unaudited consolidated financial statements included in Part I, Item 1 - Unaudited Consolidated Financial Statements of this report for a discussion of related party transactions.

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

As of June 30, 2005 and December 31, 2004, the Company had received $1.26 billion and $874.2 million, respectively, of cash collateral on securities lending and $297.9 million and $415.7 million, respectively, of cash for derivative collateral. As of June 30, 2005 and December 31, 2004, the Company had received $7.6 million and $191.8 million, respectively, of non-cash collateral on securities lending. Both the cash and non-cash collateral amounts were included in short-term investments with a corresponding liability recorded in other liabilities. As of June 30, 2005 and December 31, 2004, the Company had loaned securities with a fair value of $1.23 billion and $1.04 billion, respectively. The Company also held $81.0 million and $222.5 million of securities as off-balance sheet collateral on derivative transactions as of June 30, 2005 and December 31, 2004, respectively.

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

In addition, state and federal regulators have commenced investigations or other proceedings relating to compensation and bidding arrangements and possible anti-competitive activities between insurance producers and brokers and issuers of insurance products, and unsuitable sales and replacements by producers on behalf of the issuer. Also under investigation are compensation arrangements between the issuers of variable insurance contracts and mutual funds or their affiliates, the use of side agreements and finite reinsurance, and funding agreements issued to back MTN programs. Related investigations and proceedings may be commenced in the future. The Company has been contacted by or received subpoenas from state and federal regulatory agencies, state securities law regulators and state attorneys general for information relating to these investigations into compensation and bidding arrangements, anti-competitive activities, unsuitable sales or replacement practices, and funding agreements backing the MTN program. The Company is cooperating with regulators in connection with these inquiries. NMIC, the Company’s ultimate parent, has been contacted by or received subpoenas from certain regulators for information on certain of these issues with respect to its operations and the operations of its subsidiaries, including the Company. The Company will cooperate with NMIC in responding to these inquiries to the extent that any inquiries encompass its operations.

These proceedings are expected to continue in the future and could result in legal precedents and new industry-wide legislation, rules and regulations that could significantly affect the financial services industry, including life insurance and annuity companies. These proceedings also could affect the outcome of one or more of the Company’s litigation matters.

On April 13, 2004, NLIC was named in a class action lawsuit filed in Circuit Court, Third Judicial Circuit, Madison County, Illinois, entitled Woodbury v. Nationwide Life Insurance Company. The plaintiff claims to represent a class of persons in the United States who, through their ownership of an NLIC annuity or insurance product, held units of any NLIC sub-account invested in mutual funds which included foreign securities in their portfolios and which allegedly experienced market timing trading activity. The complaint contains allegations of negligence, reckless indifference and breach of fiduciary duty. The plaintiff seeks to recover compensatory and punitive damages in an amount not to exceed $75,000 per plaintiff or class member. NLIC removed this case to the United States District Court for the Southern District of Illinois on June 1, 2004. The plaintiffs moved to remand on June 28, 2004. On July 12, 2004, NLIC filed a memorandum opposing remand and requesting a stay pending the resolution of an unrelated case covering similar issues, which is an appeal from a decision of the same District Court remanding a removed market timing case to an Illinois state court. On July 30, 2004, the U.S. District Court granted NLIC’s request for a stay pending a decision by the Seventh Circuit on the unrelated case mentioned above. On December 27, 2004, the case was transferred to the United States District Court for the District of Maryland and included in the multi-district proceeding there entitled In Re Mutual Funds Investment Litigation. On April 25, 2005, NLIC filed a motion to dismiss. In response, on May 13, 2005, the plaintiff filed a First Amended Complaint purporting to represent, with certain exceptions, a class of all persons who held (through their ownership of an NLIC annuity or insurance product) units of any NLIC sub-account invested in mutual funds that included foreign securities in their portfolios and that experienced market timing or stale price trading activity. The First Amended Complaint purports to disclaim, with respect to market timing or stale price trading in NLIC’s annuities sub-accounts, any allegation based on NLIC’s untrue statement, failure to disclose any material fact, or usage of any manipulative or deceptive device or contrivance in connection with any class member’s purchases or sales of NLIC annuities or units in annuities sub-accounts. The plaintiff claims, in the alternative, that if NLIC is found with respect to market timing or stale price trading in its annuities sub-accounts, to have made any untrue statement, to have failed to disclose any material fact or to have used or employed any manipulative or deceptive device or contrivance, then the plaintiff purports to represent a class, with certain exceptions, of all persons who, prior to NLIC’s untrue statement, omission of material fact, use or employment of any manipulative or deceptive device or contrivance, held (through their ownership of an NLIC annuity or insurance product) units of any NLIC sub-account invested in mutual funds that included foreign securities in their portfolios and that experienced market timing activity. The First Amended Complaint alleges common law negligence and seeks to recover damages not to exceed $75,000 per plaintiff or class member, including all compensatory damages and costs. On June 24, 2005, NLIC filed a motion to dismiss the First Amended Complaint. NLIC intends to defend this lawsuit vigorously.

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

ITEM 5 Other Information

On August 3, 2005, the Board of Directors of NFS approved a software licensing agreement between NFS and its subsidiaries, which includes the Company, and Nationwide Services Company, LLC (NSC) pursuant to which NSC agrees to license to NFS and its subsidiaries use of the DCDirect Core Platform Software. Simultaneous with the execution of the software licensing agreement between NSC and NFS and its subsidiaries was the termination of a software licensing agreement entered into as of February 10, 2003 between Nationwide Global Holdings, Inc. (NGH) and NFS pursuant to which NGH licensed to NFS use of the DCDirect Core Platform Software.

ITEM 6 Exhibits

10.1

Amended and Restated Five Year Credit Agreement, dated May 13, 2005, among NMIC, NLIC, NFS, the lenders party thereto and Citicorp USA, Inc., as agent, and Wachovia Bank, NA, as syndication agent (previously filed as Exhibit 10.1 to the NFS Current Report on Form 8-K, Commission File Number 1-12785, filed May 19, 2005, and incorporated herein by reference).

10.2

Form of Software License Agreement between NSC and NFS and its Subsidiaries (previously filed as Exhibit 10.4 to the NFS Quarterly Report on Form 10-Q, Commission File Number 1-12785, filed August 4, 2005, and incorporated herein by reference).

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

NATIONWIDE LIFE INSURANCE COMPANY
(Registrant)

Date: August 4, 2005	/s/ M. Eileen Kennedy
M. Eileen Kennedy, Senior Vice President — Chief Financial Officer