Form 10-Q
period 2005-09-30
NATIONWIDE LIFE INSURANCE CO
filed 2005-11-03
CIK 205695

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2005

or

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

Yes  ☐    No  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date.

As of October 28, 2005, the registrant had 3,814,779 shares outstanding of its common stock (par value $1 per share).

The Registrant meets the conditions set forth in General Instruction H(1)(a) and (b) of Form 10-Q and is therefore filing this Form in the reduced disclosure format.

NATIONWIDE LIFE INSURANCE COMPANY AND SUBSIDIARIES

FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2005

PART I – FINANCIAL INFORMATION

ITEM 1 Unaudited Consolidated Financial Statements

NATIONWIDE LIFE INSURANCE COMPANY AND SUBSIDIARIES

(a wholly-owned subsidiary of Nationwide Financial Services, Inc.)

Consolidated Statements of Income

(Unaudited)

(in millions)

	Three months ended September 30,		Nine months ended September 30,
	2005	2004	2005	2004
Revenues:
Policy charges	$268.7	$254.4	$790.7	$763.3
Life insurance premiums	58.9	70.9	190.3	201.4
Net investment income	534.3	514.3	1,578.7	1,499.4
Net realized (losses) gains on investments, hedging instruments and hedged items and hedged items	(15.1)	(11.4)	6.1	(50.0)
Other	0.6	1.3	1.5	7.8

Total revenues	847.4	829.5	2,567.3	2,421.9

Benefits and expenses:
Interest credited to policyholder account values	338.5	322.7	996.0	950.7
Other benefits and claims	91.1	100.2	282.1	280.4
Policyholder dividends on participating policies	6.9	7.1	24.9	26.8
Amortization of deferred policy acquisition costs	115.9	94.1	345.9	299.9
Interest expense on debt, primarily with Nationwide Financial Services, Inc. (NFS)	17.4	15.0	48.7	44.9
Other operating expenses	135.3	147.0	396.8	433.3

Total benefits and expenses	705.1	686.1	2,094.4	2,036.0

Income from continuing operations before federal income tax expense	142.3	143.4	472.9	385.9
Federal income tax (benefit) expense	(13.1)	36.3	70.3	87.7

Income from continuing operations	155.4	107.1	402.6	298.2
Cumulative effect of adoption of accounting principle, net of taxes	—	—	—	(3.3)

Net income	$155.4	$107.1	$402.6	$294.9

See accompanying notes to unaudited consolidated financial statements,

including Note 8 which describes related party transactions.

NATIONWIDE LIFE INSURANCE COMPANY AND SUBSIDIARIES

(a wholly-owned subsidiary of Nationwide Financial Services, Inc.)

Consolidated Balance Sheets

(in millions, except per share amounts)

	September 30, 2005	December 31, 2004
	(Unaudited)
Assets
Investments:
Securities available-for-sale, at fair value:
Fixed maturity securities (cost $27,031.0 in 2005; $26,708.7 in 2004)	$27,454.3	$27,652.0
Equity securities (cost $30.8 in 2005; $37.7 in 2004)	42.6	48.1
Mortgage loans on real estate, net	8,621.7	8,649.2
Real estate, net	85.6	83.9
Policy loans	594.6	644.5
Other long-term investments	562.7	539.6
Short-term investments, including amounts managed by a related party	1,756.2	1,645.8

Total investments	39,117.7	39,263.1

Cash	1.1	15.5
Accrued investment income	371.6	364.2
Deferred policy acquisition costs	3,550.2	3,416.6
Other assets	1,863.7	2,099.8
Assets held in separate accounts	61,773.4	60,798.7

Total assets	$106,677.7	$105,957.9

Liabilities and Shareholder’s Equity
Liabilities:
Future policy benefits and claims	$36,254.0	$36,383.1
Short-term debt	382.2	215.0
Long-term debt, payable to NFS	706.6	700.0
Other liabilities	3,232.2	3,645.2
Liabilities related to separate accounts	61,773.4	60,798.7

Total liabilities	102,348.4	101,742.0

Shareholder’s equity:
Common stock, $1 par value; authorized - 5.0 shares; issued and outstanding - 3.8 shares	3.8	3.8
Additional paid-in capital	274.4	274.4
Retained earnings	3,871.5	3,543.9
Accumulated other comprehensive income	179.6	393.8

Total shareholder’s equity	4,329.3	4,215.9

Total liabilities and shareholder’s equity	$106,677.7	$105,957.9

See accompanying notes to unaudited consolidated financial statements,

including Note 8 which describes related party transactions.

NATIONWIDE LIFE INSURANCE COMPANY AND SUBSIDIARIES

(a wholly-owned subsidiary of Nationwide Financial Services, Inc.)

Consolidated Statements of Shareholder’s Equity

Nine Months Ended September 30, 2005 and 2004

(Unaudited)

(in millions)

	Common stock	Additional paid-in capital	Retained earnings	Accumulated other comprehensive income	Total shareholder’s equity
Balance as of December 31, 2003	$3.8	$271.3	$3,257.2	$467.3	$3,999.6

Comprehensive income:
Net income	—	—	294.9	—	294.9
Net unrealized losses on securities available-for-sale arising during the period, net of taxes	—	—	—	(21.1)	(21.1)
Accumulated net losses on cash flow hedges, net of taxes	—	—	—	(5.9)	(5.9)

Total comprehensive income					267.9

Dividends to NFS	—	—	(125.0)	—	(125.0)

Balance as of September 30, 2004	$3.8	$271.3	$3,427.1	$440.3	$4,142.5

Balance as of December 31, 2004	$3.8	$274.4	$3,543.9	$393.8	$4,215.9

Comprehensive income:
Net income	—	—	402.6	—	402.6
Net unrealized losses on securities available-for-sale arising during the period, net of taxes	—	—	—	(235.3)	(235.3)
Accumulated net gains on cash flow hedges, net of taxes	—	—	—	21.1	21.1

Total comprehensive income					188.4

Dividends to NFS	—	—	(75.0)	—	(75.0)

Balance as of September 30, 2005	$3.8	$274.4	$3,871.5	$179.6	$4,329.3

See accompanying notes to unaudited consolidated financial statements,

including Note 8 which describes related party transactions.

NATIONWIDE LIFE INSURANCE COMPANY AND SUBSIDIARIES

(a wholly-owned subsidiary of Nationwide Financial Services, Inc.)

Consolidated Statements of Cash Flows

(Unaudited)

(in millions)

	Nine months ended September 30,
	2005	2004
Cash flows from operating activities:
Net income	$402.6	$294.9
Adjustments to reconcile net income to net cash provided by operating activities:
Net realized (gains) losses on investments, hedging instruments and hedged items	(6.1)	50.0
Interest credited to policyholder account values	996.0	950.7
Capitalization of deferred policy acquisition costs	(345.3)	(382.4)
Amortization of deferred policy acquisition costs	345.9	299.9
Amortization and depreciation	49.4	54.0
Increase in accrued investment income	(7.4)	(8.1)
Decrease (increase) in other assets	262.3	(45.8)
(Decrease) increase in policy and other liabilities	(382.7)	34.8
Other, net	(35.9)	(14.2)

Net cash provided by operating activities	1,278.8	1,233.8

Cash flows from investing activities:
Proceeds from maturity of securities available-for-sale	3,863.2	2,803.9
Proceeds from sale of securities available-for-sale	2,252.9	1,112.5
Proceeds from repayments of mortgage loans on real estate	1,850.2	1,344.4
Cost of securities available-for-sale acquired	(5,570.1)	(4,924.5)
Cost of mortgage loans on real estate originated or acquired	(1,699.2)	(1,584.0)
Net change in short-term investments	(84.7)	226.6
Collateral received – securities lending, net	87.6	154.1
Other, net	(627.7)	(155.5)

Net cash provided by (used in) investing activities	72.2	(1,022.5)

Cash flows from financing activities:
Net change in short-term debt	167.2	106.3
Net proceeds from issuance of long-term debt	6.6	—
Cash dividends paid to NFS	(75.0)	(125.0)
Investment and universal life insurance product deposits	1,561.8	3,023.9
Investment and universal life insurance product withdrawals	(3,026.0)	(3,211.5)

Net cash used in financing activities	(1,365.4)	(206.3)

Net (decrease) increase in cash	(14.4)	5.0
Cash, beginning of period	15.5	0.1

Cash, end of period	$1.1	$5.1

See accompanying notes to unaudited consolidated financial statements,

including Note 8 which describes related party transactions.

NATIONWIDE LIFE INSURANCE COMPANY AND SUBSIDIARIES

(a wholly-owned subsidiary of Nationwide Financial Services, Inc.)

Notes to Unaudited Consolidated Financial Statements

September 30, 2005 and 2004

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

(2)	Summary of Significant Accounting Policies

Reclassification

Certain items in the unaudited consolidated financial statements and related notes have been reclassified to conform to the current presentation.

(3)	Recently Issued Accounting Standards

In September 2005, the Accounting Standards Executive Committee of the American Institute of Certified Public Accountants (AICPA) issued Statement of Position (SOP) 05-1, Accounting by Insurance Enterprises for Deferred Acquisition Costs in Connection with Modifications or Exchanges of Insurance Contracts (SOP 05-1). SOP 05-1 provides guidance on accounting by insurance enterprises for deferred acquisition costs on internal replacements of insurance and investment contracts other than those specifically described in Statement of Financial Accounting Standards (SFAS) No. 97, Accounting and Reporting by Insurance Enterprises for Certain Long-Duration Contracts and for Realized Gains and Losses from the Sale of Investments, issued by the Financial Accounting Standards Board (FASB). SOP 05-1 defines an internal replacement as a modification in product benefits, features, rights or coverages that occurs by the exchange of a contract for a new contract, or by amendment, endorsement or rider to a contract, or by the election of a feature or coverage within a contract. SOP 05-1 is effective for internal replacements occurring in fiscal years beginning after December 15, 2006, with earlier adoption encouraged. Retrospective application of SOP 05-1 to previously issued financial statements is not permitted. Initial application of SOP 05-1 should be as of the beginning of an entity’s fiscal year. The Company will adopt SOP 05-1 effective January 1, 2007. Although the Company is currently unable to quantify the impact of adoption, SOP 05-1 could have a material impact on the Company’s financial position and/or results of operations once adopted.

NATIONWIDE LIFE INSURANCE COMPANY AND SUBSIDIARIES

(a wholly-owned subsidiary of Nationwide Financial Services, Inc.)

Notes to Unaudited Consolidated Financial Statements, Continued

September 30, 2005 and 2004

In May 2005, the FASB issued SFAS No. 154, Accounting Changes and Error Corrections (SFAS 154), which replaces Accounting Principles Board (APB) Opinion No. 20, Accounting Changes (APB 20), and SFAS No. 3, Reporting Accounting Changes in Interim Financial Statements. SFAS 154 applies to all voluntary changes in accounting principle as well as to changes required by an accounting pronouncement in the unusual instance that the pronouncement does not include specific transition provisions. SFAS 154 requires retrospective application of changes in accounting principle to prior period financial statements, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. When it is impracticable to determine the period-specific effects of an accounting change on one or more individual prior periods presented, SFAS 154 requires that the new accounting principle be applied to the balances of assets and liabilities as of the beginning of the earliest period for which retrospective application is practicable and that a corresponding adjustment be made to the opening balance of retained earnings for that period rather than being reported on the income statement. When it is impracticable to determine the cumulative effect of applying a change in accounting principle to all prior periods, SFAS 154 requires that the new accounting principle be applied as if it were adopted prospectively from the earliest date practicable. SFAS 154 carries forward without change the guidance contained in APB 20 for reporting the correction of an error in previously issued financial statements and a change in accounting estimate and justifying a change in accounting principle on the basis of preferability. SFAS 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005, with earlier adoption permitted. The Company will adopt SFAS 154 effective January 1, 2006. SFAS 154 is not expected to have any impact on the Company’s financial position or results of operations upon adoption.

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

On September 8, 2004, the FASB issued for comment FASB Staff Position (FSP) EITF Issue 03-1-a, which was intended to provide guidance related to the application of paragraph 16 of EITF 03-1, and proposed FSP EITF Issue 03-1-b, which proposed a delay in the effective date of EITF 03-1 for debt securities that are impaired because of interest rate and/or sector spread increases. Based on comments received on these proposals, on September 30, 2004 the FASB issued FSP EITF 03-1-1, Effective Date of Paragraphs 10-20 of EITF Issue No. 03-1, which delayed the effectiveness of the guidance in EITF 03-1 in its entirety, with the exception of certain disclosure requirements. The delay had no impact on the Company’s financial position or results of operations.

At its June 29, 2005 meeting, the FASB decided not to provide additional guidance on the meaning of other-than-temporary impairment. Instead, the FASB will issue proposed FSP EITF 03-1-a, Implementation Guidance for the Application of Paragraph 16 of EITF Issue No. 03-1, as final. The final FSP will supersede EITF 03-1 and EITF Topic No. D-44, Recognition of Other-Than-Temporary Impairment upon the Planned Sale of a Security Whose Cost Exceeds Fair Value (EITF Topic D-44). The final FSP, retitled FSP FAS 115-1, The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments (FSP FAS 115-1), will replace the guidance set forth in paragraphs 10-18 of EITF 03-1 with references to existing other-than-temporary impairment guidance. FSP FAS 115-1 will codify the guidance set forth in EITF Topic D-44 and clarify that an investor should recognize an impairment loss no later than when the impairment is deemed other-than-temporary, even if a decision to sell has not been made. At its September 14, 2005 meeting, the FASB decided that FSP FAS 115-1 would be applied prospectively effective for periods beginning after December 15, 2005. The FASB also decided to add a footnote to clarify that the final FSP will not address when a debt security should be designated as nonaccrual or how to subsequently report income on a nonaccrual debt security. The finalized FSP is expected to be issued during the fourth quarter of 2005. The Company continues to actively monitor its portfolio for any securities deemed to be other-than-temporarily impaired based on the guidance in SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities, and SEC SAB No. 59, Accounting for Noncurrent Marketable Equity Securities, which is expected to be the guidance referenced in FSP FAS 115-1. Because the Company’s existing policies are consistent with the guidance in FSP FAS 115-1, the adoption of FSP FAS 115-1 is not expected to have an impact on the Company’s financial position or results of operations.

NATIONWIDE LIFE INSURANCE COMPANY AND SUBSIDIARIES

(a wholly-owned subsidiary of Nationwide Financial Services, Inc.)

Notes to Unaudited Consolidated Financial Statements, Continued

September 30, 2005 and 2004

In June 2004, the FASB issued FSP FAS 97-1, Situations in Which Paragraphs 17(b) and 20 of FASB Statement No. 97, Accounting and Reporting by Insurance Enterprises for Certain Long-Duration Contracts and for Realized Gains and Losses from the Sale of Investments, Permit or Require Accrual of an Unearned Revenue Liability (FSP FAS 97-1), to clarify the guidance related to unearned revenue reserves (URR). The primary purpose of FSP FAS 97-1 is to address the practice question of whether SOP 03-1, Accounting and Reporting by Insurance Enterprises for Certain Nontraditional Long-Duration Contracts and for Separate Accounts (SOP 03-1), issued by the AICPA, restricts the application of the URR guidance in SFAS No. 97 to situations in which profits are expected to be followed by losses. Because the Company was computing its URR in accordance with FSP FAS 97-1 at the time SOP 03-1 was adopted, the issuance of FSP FAS 97-1 had no impact on the Company’s financial position or results of operations at the time of adoption.

The Medicare Prescription Drug, Improvement and Modernization Act of 2003 (the Act) was signed into law on December 8, 2003. In accordance with FSP FAS 106-1, Accounting and Disclosure Requirements Related to The Medicare Prescription Drug, Improvement and Modernization Act of 2003 (FSP FAS 106-1), issued in January 2004, the Company elected to defer accounting for the effects of the Act until the FASB issued guidance on how to account for the provisions of the Act. In May 2004, the FASB issued FSP FAS 106-2, Accounting and Disclosure Requirements Related to The Medicare Prescription Drug, Improvement and Modernization Act of 2003 (FSP FAS 106-2), which superceded FSP FAS 106-1 and provided guidance on accounting and disclosures related to the Act. Specifically, measures of the accumulated postretirement benefit obligation and net periodic postretirement benefit cost on or after the date of enactment must reflect the effects of the Act. The Company’s adoption of FSP FAS 106-2, effective June 30, 2004, had no impact on the Company’s financial position or results of operations due the application of Company maximum contribution caps and because the Company does not apply to the United States government for benefit reimbursements.

In December 2003, the FASB issued SFAS No. 132 (revised 2003), Employers’ Disclosures about Pensions and Other Postretirement Benefits - an amendment of FASB Statements No. 87, 88 and 106 (SFAS 132R). SFAS 132R provides revised disclosure guidance for pension and other postretirement benefit plans but does not change the measurement or recognition of those plans under existing guidance. Disclosures previously required under SFAS No. 132, Employers’ Disclosures about Pensions and Other Postretirement Benefits, which was replaced by SFAS 132R, were retained. In addition, SFAS 132R requires additional disclosures about the assets, obligations, cash flows and net periodic benefit cost of defined benefit pension plans and other postretirement benefit plans on both an interim period and annual basis. See Note 7 for required disclosures. The Company adopted SFAS 132R effective December 31, 2003, except for the provisions relating to annual disclosures about estimated benefit payments, which was adopted in the fourth quarter of 2004, as permitted by SFAS 132R. Adoption of SFAS 132R had no impact on the Company’s financial position or results of operations.

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

September 30, 2005 and 2004

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

September 30, 2005 and 2004

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

The GMDB provides a specified minimum return upon death. Many, but not all, of these death benefits are spousal, whereby a death benefit will be paid upon death of the first spouse. The survivor has the option to terminate the contract or continue it and have the death benefit paid into the contract and a second death benefit paid upon the survivor’s death. The Company has offered six primary GMDB types:

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

September 30, 2005 and 2004

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

The following table summarizes the account values and net amount at risk, net of reinsurance, for variable annuity contracts with guarantees invested in both general and separate accounts as of the dates indicated:

	September 30, 2005			December 31, 2004
(in millions)	Account value	Net amount at risk[1]	Wtd. avg. attained age	Account value	Net amount at risk[1]	Wtd. avg. attained age
GMDB:
Return of premium	$9,312.7	$38.7	60	$9,675.4	$54.1	59
Reset	16,927.2	82.7	62	17,315.9	153.2	62
Ratchet	10,621.0	32.6	65	9,621.0	42.3	64
Rollup	603.3	8.8	69	638.6	9.7	68
Combo	2,519.4	22.5	67	2,519.9	19.2	67

Subtotal	39,983.6	185.3	63	39,770.8	278.5	62
Earnings enhancement	406.7	25.0	61	310.1	18.0	60

Total - GMDB	$40,390.3	$210.3	63	$40,080.9	$296.5	62

GMAB[2]:
5 Year	$849.6	$0.6	N/A	$460.6	$0.1	N/A
7 Year	955.1	0.3	N/A	568.4	—	N/A
10 Year	536.3	0.1	N/A	304.0	—	N/A

Total - GMAB	$2,341.0	$1.0	N/A	$1,333.0	$0.1	N/A

GMIB[3]:
Ratchet	$440.4	$—	N/A	$437.7	$—	N/A
Rollup	1,180.1	0.1	N/A	1,188.2	—	N/A
Combo	0.6	—	N/A	1.0	—	N/A

Total - GMIB	$1,621.1	$0.1	N/A	$1,626.9	$—	N/A

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

[2]	GMAB contracts with the hybrid GMAB/GMWB living benefit rider had account values of $543.3 as of September 30, 2005.

[3]	The weighted average period remaining until expected annuitization is not meaningful and has not been presented because there is currently no material GMIB exposure.

NATIONWIDE LIFE INSURANCE COMPANY AND SUBSIDIARIES

(a wholly-owned subsidiary of Nationwide Financial Services, Inc.)

Notes to Unaudited Consolidated Financial Statements, Continued

September 30, 2005 and 2004

Following is a rollforward of the liabilities for guarantees on variable annuity contracts reflected in the Company’s general account for the periods indicated:

(in millions)	GMDB	GMAB	GMIB	Total
Balance as of December 31, 2003	$21.8	$4.3	$—	$26.1
Expense provision	25.0	—	0.8	25.8
Net claims paid	(23.2)	—	—	(23.2)
Value of new business sold	—	24.7	—	24.7
Change in fair value	—	(8.4)	—	(8.4)

Balance as of December 31, 2004	23.6	20.6	0.8	45.0
Expense provision	24.6	—	0.2	24.8
Net claims paid	(24.1)	—	—	(24.1)
Value of new business sold	—	32.7	—	32.7
Change in fair value	—	(2.9)	—	(2.9)

Balance as of September 30, 2005	$24.1	$50.4	$1.0	$75.5

The following table summarizes account balances of contracts with guarantees that were invested in separate accounts as of the dates indicated:

(in millions)	September 30, 2005	December 31, 2004
Mutual funds:
Bond	$3,846.1	$4,136.8
Domestic equity	27,559.0	27,402.4
International equity	2,001.7	1,831.3

Total mutual funds	33,406.8	33,370.5
Money market funds	1,526.8	1,313.6

Total	$34,933.6	$34,684.1

The Company’s GMDB claim reserves are determined by estimating the expected value of death benefits on contracts that trigger a policy benefit and recognizing the excess ratably over the accumulation period based on total expected assessments. GMIB claim reserves are determined each period by estimating the expected value of annuitization benefits in excess of the projected account balance at the date of annuitization and recognizing the excess ratably over the accumulation period based on total assessments. The Company regularly evaluates GMDB and GMIB claim reserve estimates used and adjusts the additional liability balances as appropriate, with a related charge or credit to other benefits and claims in the period of evaluation if actual experience or other evidence suggests that earlier assumptions should be revised. The assumptions used in calculating GMIB claim reserves are consistent with those used for calculating GMDB claim reserves. In addition, the calculation of GMIB claim reserves assumes benefit utilization ranges from a low of 3% when the contract holder’s annuitization value is 10% in the money to 100% utilization when the contract holder is 90% in the money.

NATIONWIDE LIFE INSURANCE COMPANY AND SUBSIDIARIES

(a wholly-owned subsidiary of Nationwide Financial Services, Inc.)

Notes to Unaudited Consolidated Financial Statements, Continued

September 30, 2005 and 2004

The following assumptions and methodology were used to determine the GMDB claim reserves as of September 30, 2005 and December 31, 2004:

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

NATIONWIDE LIFE INSURANCE COMPANY AND SUBSIDIARIES

(a wholly-owned subsidiary of Nationwide Financial Services, Inc.)

Notes to Unaudited Consolidated Financial Statements, Continued

September 30, 2005 and 2004

(5)	Federal Income Taxes

During the third quarter of 2005, the Company refined its separate account dividends received deduction (DRD) estimation process. As a result, the Company identified and recorded additional federal income tax benefits and recoverables in the amount of $42.6 million related to all open tax years (2000 – 2005). In addition, the Company recorded $5.6 million of net benefit adjustments in the third quarter of 2005, primarily related to differences between the estimated tax liability and the amounts reported on the Company’s tax returns and revised estimates of permanent income tax deductions expected to be generated in 2005.

Total federal income tax expense differs from the amount computed by applying the U.S. federal income tax rate to income from continuing operations before federal income taxes as follows for the periods indicated:

	Three months ended September 30,
	2005		2004
(in millions)	Amount	%	Amount	%
Computed (expected) tax expense	$49.8	35.0	$50.2	35.0
Tax exempt interest and dividends received deduction	(62.6)	(44.0)	(10.4)	(7.3)
Income tax credit	(6.0)	(4.2)	(2.5)	(1.8)
Interest accrual	3.9	2.8	—	—
Other, net	1.8	1.2	(1.0)	(0.6)

Total	$(13.1)	(9.2)	$36.3	25.3

	Nine months ended September 30,
	2005		2004
(in millions)	Amount	%	Amount	%
Computed (expected) tax expense	$165.5	35.0	$135.1	35.0
Tax exempt interest and dividends received deduction	(86.7)	(18.3)	(33.7)	(8.7)
Income tax credit	(13.6)	(2.9)	(7.9)	(2.1)
Interest accrual	3.9	0.8	—	—
Other, net	1.2	0.3	(5.8)	(1.5)

Total	$70.3	14.9	$87.7	22.7

NATIONWIDE LIFE INSURANCE COMPANY AND SUBSIDIARIES

(a wholly-owned subsidiary of Nationwide Financial Services, Inc.)

Notes to Unaudited Consolidated Financial Statements, Continued

September 30, 2005 and 2004

(6)	Comprehensive Income

Comprehensive income includes net income and certain items that are reported directly within separate components of shareholder’s equity that are not recorded in net income (other comprehensive income or loss). The following table summarizes the Company’s other comprehensive (loss) income, before and after federal income tax benefit (expense), for the periods indicated:

	Three months ended September 30,		Nine months ended September 30,
(in millions)	2005	2004	2005	2004
Net unrealized (losses) gains on securities available-for-sale arising during the period:
Net unrealized (losses) gains before adjustments	$(483.6)	$401.5	$(503.9)	$(121.9)
Net adjustment to deferred policy acquisition costs	135.6	(108.5)	134.2	47.3
Net adjustment to future policy benefits and claims	58.2	(41.9)	22.4	1.4
Related federal income tax benefit (expense)	101.5	(87.9)	121.6	25.6

Net unrealized (losses) gains	(188.3)	163.2	(225.7)	(47.6)

Reclassification adjustment for net realized losses (gains) on securities available-for-sale realized during the period:
Net unrealized losses (gains)	8.9	9.6	(14.7)	40.8
Related federal income tax (benefit) expense	(3.2)	(3.4)	5.1	(14.3)

Net reclassification adjustment	5.7	6.2	(9.6)	26.5

Other comprehensive (loss) income on securities available-for-sale	(182.6)	169.4	(235.3)	(21.1)

Accumulated net holding gains (losses) on cash flow hedges:
Unrealized holding gains (losses)	3.6	(6.6)	32.4	(9.1)
Related federal income tax (expense) benefit	(1.2)	2.3	(11.3)	3.2

Other comprehensive income (loss) on cash flow hedges	2.4	(4.3)	21.1	(5.9)

Total other comprehensive (loss) income	$(180.2)	$165.1	$(214.2)	$(27.0)

Adjustments for net realized gains and losses on the ineffective portion of cash flow hedges were immaterial during the three and nine month periods ended September 30, 2005 and 2004, respectively.

NATIONWIDE LIFE INSURANCE COMPANY AND SUBSIDIARIES

(a wholly-owned subsidiary of Nationwide Financial Services, Inc.)

Notes to Unaudited Consolidated Financial Statements, Continued

September 30, 2005 and 2004

(7)	Pension Plan and Postretirement Benefits Other Than Pensions

The Company and certain affiliated companies not included in these consolidated financial statements participate in a defined benefit pension plan sponsored by Nationwide Mutual Insurance Company (NMIC). The following table summarizes the components of net periodic benefit cost for the NMIC pension plan as a whole, including amounts not related to the Company, for the periods indicated:

	Three months ended September 30,		Nine months ended September 30,
(in millions)	2005	2004	2005	2004
Service cost	$33.6	$31.8	$100.7	$91.4
Interest cost	33.7	34.2	101.1	100.5
Expected return on plan assets	(43.0)	(44.8)	(129.1)	(125.8)
Recognized net actuarial loss	0.9	(2.3)	2.8	—
Amortization of prior service cost	1.1	1.8	3.4	3.4
Amortization of unrecognized transition asset	(0.3)	(0.3)	(0.9)	(1.0)

Net periodic benefit cost	$26.0	$20.4	$78.0	$68.5

NMIC and all participating employers, including the Company, have contributed a total of $240.2 million to this pension plan during 2005, including $125.2 million of funding for plan year 2004 and $115.0 million of funding for plan year 2005. The Company’s total contribution of $41.1 million through September 30, 2005 represents $20.6 million of funding for plan year 2004 and $20.5 million of funding for plan year 2005. No additional contributions to this pension plan are anticipated for the remainder of the year. Tax planning strategies influence the timing of plan contributions.

In addition to the defined benefit pension plan, the Company and certain affiliated companies not included in these consolidated financial statements participate in life and health care defined benefit plans sponsored by NMIC. The following table summarizes the components of net periodic benefit cost (income) for the NMIC postretirement benefit plans as a whole, including amounts not related to the Company, for the periods indicated:

	Three months ended September 30,		Nine months ended September 30,
(in millions)	2005	2004	2005	2004
Service cost	$2.3	$1.5	$7.2	$6.9
Interest cost	4.0	2.9	12.0	13.1
Expected return on plan assets	(2.2)	(2.4)	(6.6)	(6.6)
Recognized net actuarial loss (gain)	0.4	(1.4)	1.1	1.1
Amortization of prior service cost	(3.6)	(3.4)	(11.0)	(10.2)

Net periodic benefit cost (income)	$0.9	$(2.8)	$2.7	$4.3

NMIC and all participating employers, including the Company, expect to contribute a total of $17.2 million to the postretirement benefit plans during 2005. Through September 30, 2005, $12.9 million had been contributed, including $2.6 million by the Company. Additional contributions to the plan totaling $4.3 million are anticipated from NMIC and all participating employers, including $0.9 million by the Company, for the remainder of the year. Postretirement benefit plan contributions generally are funded on a monthly basis.

NATIONWIDE LIFE INSURANCE COMPANY AND SUBSIDIARIES

(a wholly-owned subsidiary of Nationwide Financial Services, Inc.)

Notes to Unaudited Consolidated Financial Statements, Continued

September 30, 2005 and 2004

(8)	Related Party Transactions

The Company has entered into significant, recurring transactions and agreements with NMIC, other affiliates and subsidiaries as a part of its ongoing operations. These include annuity and life insurance contracts, office space leases, and agreements related to reinsurance, cost sharing, administrative services, marketing, intercompany loans, intercompany repurchases, cash management services and software licensing. These transactions and agreements are described more fully in Note 16 to the audited consolidated financial statements included in the Company’s 2004 Annual Report on Form 10-K and in Part II, Item 5 of the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2005. During the third quarter of 2005, there have been no material changes to the nature and terms of these transactions and agreements.

Amounts on deposit with a related party in cash management for the benefit of the Company were $547.9 million and $500.2 million as of September 30, 2005 and December 31, 2004, respectively, and were recorded in short-term investments.

The Company periodically enters into intercompany loan agreements with NFS at terms the Company believes are materially consistent with what NFS could have obtained from unaffiliated parties. During the quarter ended June 30, 2005, the Company loaned $15.0 million to NFS. The loan was repaid during the quarter, and related interest income was immaterial. The Company had no other loan activity with NFS during the first nine months of 2005.

The Company also participates in intercompany repurchase agreements with affiliates whereby the seller transfers securities to the buyer at a stated value. Upon demand or after a stated period, the seller repurchases the securities at the original sales price plus interest. As of September 30, 2005 and December 31, 2004, the Company had no cash borrowings outstanding from affiliated entities under such agreements. During the first nine months of 2005 and 2004, the maximum outstanding borrowings under such agreements were $55.3 million and $227.7 million, respectively, and the amounts the Company incurred for interest expense on intercompany repurchase agreements during these periods were immaterial. The Company believes that the terms of the repurchase agreements are materially consistent with what the Company could have obtained from unaffiliated parties.

Funds of Gartmore Global Investments, Inc. (GGI), an affiliate, are offered to the Company’s customers as investment options in certain of the Company’s products. As of September 30, 2005 and December 31, 2004, customer allocations to GGI funds totaled $15.41 billion and $14.06 billion, respectively. For the distribution and servicing of these funds, GGI paid the Company $13.2 million and $11.6 million for the quarters ended September 30, 2005 and 2004, respectively ($38.1 million and $33.3 million for the first nine months of 2005 and 2004, respectively).

During the first nine months of 2005 and 2004, NLIC paid dividends to NFS totaling $75.0 million and $125.0 million, respectively.

NATIONWIDE LIFE INSURANCE COMPANY AND SUBSIDIARIES

(a wholly-owned subsidiary of Nationwide Financial Services, Inc.)

Notes to Unaudited Consolidated Financial Statements, Continued

September 30, 2005 and 2004

(9)	Contingencies

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

In recent years, life insurance companies have been named as defendants in lawsuits, including class action lawsuits relating to life insurance and annuity pricing and sales practices. A number of these lawsuits have resulted in substantial jury awards or settlements to life insurers other than the Company.

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

In addition, state and federal regulators have commenced investigations or other proceedings relating to compensation and bidding arrangements and possible anti-competitive activities between insurance producers and brokers and issuers of insurance products, and unsuitable sales and replacements by producers on behalf of the issuer. Also under investigation are compensation arrangements between the issuers of variable insurance contracts and mutual funds or their affiliates, the use of side agreements and finite reinsurance agreements, and funding agreements issued to back medium-term note (MTN) programs. Related investigations and proceedings may be commenced in the future. The Company and/or its affiliates have been contacted by or received subpoenas from state and federal regulatory agencies, state securities law regulators and state attorneys general for information relating to these investigations into compensation and bidding arrangements, anti-competitive activities, unsuitable sales or replacement practices, the use of side agreements and finite reinsurance agreements, and funding agreements backing the MTN program. The Company is cooperating with regulators in connection with these inquiries.

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

NATIONWIDE LIFE INSURANCE COMPANY AND SUBSIDIARIES

(a wholly-owned subsidiary of Nationwide Financial Services, Inc.)

Notes to Unaudited Consolidated Financial Statements, Continued

September 30, 2005 and 2004

On April 13, 2004, NLIC was named in a class action lawsuit filed in Circuit Court, Third Judicial Circuit, Madison County, Illinois, entitled Woodbury v. Nationwide Life Insurance Company. NLIC removed this case to the United States District Court for the Southern District of Illinois on June 1, 2004. On December 27, 2004, the case was transferred to the United States District Court for the District of Maryland and included in the multi-district proceeding there entitled In Re Mutual Funds Investment Litigation. In response, on May 13, 2005, the plaintiff filed a First Amended Complaint purporting to represent, with certain exceptions, a class of all persons who held (through their ownership of an NLIC annuity or insurance product) units of any NLIC sub-account invested in mutual funds that included foreign securities in their portfolios and that experienced market timing or stale price trading activity. The First Amended Complaint purports to disclaim, with respect to market timing or stale price trading in NLIC’s annuities sub-accounts, any allegation based on NLIC’s untrue statement, failure to disclose any material fact, or usage of any manipulative or deceptive device or contrivance in connection with any class member’s purchases or sales of NLIC annuities or units in annuities sub-accounts. The plaintiff claims, in the alternative, that if NLIC is found with respect to market timing or stale price trading in its annuities sub-accounts, to have made any untrue statement, to have failed to disclose any material fact or to have used or employed any manipulative or deceptive device or contrivance, then the plaintiff purports to represent a class, with certain exceptions, of all persons who, prior to NLIC’s untrue statement, omission of material fact, use or employment of any manipulative or deceptive device or contrivance, held (through their ownership of an NLIC annuity or insurance product) units of any NLIC sub-account invested in mutual funds that included foreign securities in their portfolios and that experienced market timing activity. The First Amended Complaint alleges common law negligence and seeks to recover damages not to exceed $75,000 per plaintiff or class member, including all compensatory damages and costs. On June 24, 2005, NLIC filed a motion to dismiss the First Amended Complaint. The plaintiff has opposed that motion. NLIC intends to defend this lawsuit vigorously.

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

September 30, 2005 and 2004

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

A significant component of the tax reserve is related to the separate account DRD. The Company has not yet reached an agreement with the IRS, and there can be no assurance that such an agreement will be reached. However, favorable resolution of the separate account DRD and/or other identified issues could result in a potentially significant benefit to the Company’s future results of operations.

(10)	Securitization Transactions

Since 2001, the Company has sold $557.0 million of credit enhanced equity interests in Low-Income-Housing Tax Credit Funds (Tax Credit Funds) to unrelated third parties. The Company has guaranteed cumulative after-tax yields to the third party investors ranging from 4.38% to 5.25% over periods ending between 2002 and 2021. As of September 30, 2005, the Company held guarantee reserves totaling $5.6 million on these transactions. These guarantees are in effect for periods of approximately 15 years each. The Tax Credit Funds provide a stream of tax benefits to the investors that will generate a yield and return of capital. If the tax benefits are not sufficient to provide these cumulative after-tax yields, then the Company must fund any shortfall, which is mitigated by stabilization collateral set aside by the Company at the inception of the transactions. The maximum amount of undiscounted future payments that the Company could be required to pay the investors under the terms of the guarantees is $1.40 billion. The Company does not anticipate making any payments related to the guarantees.

NATIONWIDE LIFE INSURANCE COMPANY AND SUBSIDIARIES

(a wholly-owned subsidiary of Nationwide Financial Services, Inc.)

Notes to Unaudited Consolidated Financial Statements, Continued

September 30, 2005 and 2004

At the time of the sales, $5.1 million of net sale proceeds were set aside as collateral for certain properties owned by the Tax Credit Funds that had not met all of the criteria necessary to generate tax credits. Such criteria include completion of construction and the leasing of each unit to a qualified tenant, among others. Properties meeting the necessary criteria are considered to have “stabilized.” The properties are evaluated regularly, and the collateral is released when stabilized. No stabilization collateral amounts were released into income during the first nine months of 2005 and 2004. As of September 30, 2005 and December 31, 2004, $1.4 million of stabilization collateral was unrecognized and recorded as a reserve.

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

(11)	Variable Interest Entities

As of September 30, 2005 and December 31, 2004, the Company had relationships with 18 and 14 variable interest entities (VIEs), respectively, where the Company was the primary beneficiary. Each of these VIEs is a conduit that assists the Company in structured products transactions. One of the VIEs is used in the securitization of mortgage loans, while the others are involved in the sale of Tax Credit Funds to third party investors where the Company provides guaranteed returns (see Note 10). The results of operations and financial position of these VIEs are included along with corresponding minority interest liabilities in the accompanying consolidated financial statements.

The net assets of these VIEs totaled $395.1 million and $366.4 million as of September 30, 2005 and December 31, 2004, respectively.

The following table summarizes the most significant components of net assets as of the dates indicated:

(in millions)	September 30, 2005	December 31, 2004
Mortgage loans on real estate	$31.8	$32.1
Other long-term investments	418.4	401.2
Short-term investments	40.2	31.7
Other assets	37.8	35.6
Short-term debt	32.6	32.6
Other liabilities	94.1	116.3

The total exposure to loss on these VIEs where the Company is the primary beneficiary was immaterial as of September 30, 2005 and December 31, 2004. For the mortgage loan VIE, to which the short-term debt relates, the creditors have no recourse against the Company in the event of default by the VIE.

In addition to the VIEs described above, the Company holds variable interests, in the form of limited partnerships or similar investments, in a number of Tax Credit Funds where the Company is not the primary beneficiary. These investments have been held by the Company for periods of 1 to 9 years and allow the Company to experience certain tax credits and other tax benefits from affordable housing projects. The Company also has certain investments in other securitization transactions that qualify as VIEs, but for which the Company is not the primary beneficiary. The total exposure to loss on these VIEs was $29.1 million and $36.3 million as of September 30, 2005 and December 31, 2004, respectively.

NATIONWIDE LIFE INSURANCE COMPANY AND SUBSIDIARIES

(a wholly-owned subsidiary of Nationwide Financial Services, Inc.)

Notes to Unaudited Consolidated Financial Statements, Continued

September 30, 2005 and 2004

(12)	Segment Information

Management of the Company views its business primarily based on the underlying products, and this is the basis used for defining its reportable segments. The Company reports four segments: Individual Investments, Retirement Plans, Individual Protection, and Corporate and Other. The primary segment profitability measure that management uses is pre-tax operating earnings, which is calculated by adjusting income from continuing operations before federal income taxes and the cumulative effect of adoption of accounting principles to exclude: (a) net realized gains and losses on investments, hedging instruments and hedged items, except for periodic net coupon settlements on non-qualifying derivatives; (b) net realized gains and losses related to securitizations; and (c) the adjustment to amortization of deferred policy acquisition costs (DAC) related to net realized gains and losses.

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

The Corporate and Other segment includes certain structured products business; the MTN program; net investment income not allocated to product segments; periodic net coupon settlements on non-qualifying derivatives; unallocated expenses; interest expense on debt; revenues and expenses of the Company’s non-insurance subsidiaries not reported in other segments; and net realized gains and losses related to securitizations.

NATIONWIDE LIFE INSURANCE COMPANY AND SUBSIDIARIES

(a wholly-owned subsidiary of Nationwide Financial Services, Inc.)

Notes to Unaudited Consolidated Financial Statements, Continued

September 30, 2005 and 2004

The following tables summarize the Company’s business segment operating results for the periods indicated:

	Three months ended September 30, 2005
(in millions)	Individual Investments	Retirement Plans	Individual Protection	Corporate and Other	Total
Revenues:
Policy charges	$136.6	$35.4	$96.7	$—	$268.7
Life insurance premiums	24.5	—	34.4	—	58.9
Net investment income	208.5	160.9	82.6	82.3	534.3
Net realized losses on investments, hedging instruments and hedged items[1]	—	—	—	(15.2)	(15.2)
Other	0.3	—	—	0.4	0.7

Total revenues	369.9	196.3	213.7	67.5	847.4

Benefits and expenses:
Interest credited to policyholder account values	140.5	113.1	45.9	39.0	338.5
Other benefits and claims	35.8	—	55.3	—	91.1
Policyholder dividends on participating policies	—	—	6.9	—	6.9
Amortization of DAC	92.2	12.3	15.8	(4.4)	115.9
Interest expense on debt	—	—	—	17.4	17.4
Other operating expenses	48.3	45.6	39.2	2.2	135.3

Total benefits and expenses	316.8	171.0	163.1	54.2	705.1

Income from continuing operations before federal income tax expense	53.1	25.3	50.6	13.3	$142.3

Net realized losses on investments, hedging instruments and hedged items[1]	—	—	—	15.2
Adjustment to amortization of DAC related to net realized losses				(4.4)

Pre-tax operating earnings	$53.1	$25.3	$50.6	$24.1

[1]	Excluding periodic net coupon settlements on non-qualifying derivatives.

NATIONWIDE LIFE INSURANCE COMPANY AND SUBSIDIARIES

(a wholly-owned subsidiary of Nationwide Financial Services, Inc.)

Notes to Unaudited Consolidated Financial Statements, Continued

September 30, 2005 and 2004

	Three months ended September 30, 2004
(in millions)	Individual Investments	Retirement Plans	Individual Protection	Corporate and Other	Total
Revenues:
Policy charges	$124.2	$37.8	$92.4	$—	$254.4
Life insurance premiums	25.1	—	45.8	—	70.9
Net investment income	208.1	160.7	81.5	64.0	514.3
Net realized losses on investments, hedging instruments and hedged items[1]	—	—	—	(13.3)	(13.3)
Other	—	—	—	3.2	3.2

Total revenues	357.4	198.5	219.7	53.9	829.5

Benefits and expenses:
Interest credited to policyholder account values	143.0	110.6	46.1	23.0	322.7
Other benefits and claims	43.1	—	57.1	—	100.2
Policyholder dividends on participating policies	—	—	7.1	—	7.1
Amortization of DAC	65.3	10.5	18.3	—	94.1
Interest expense on debt	—	—	—	15.0	15.0
Other operating expenses	53.0	47.7	42.6	3.7	147.0

Total benefits and expenses	304.4	168.8	171.2	41.7	686.1

Income from continuing operations before federal income tax expense	53.0	29.7	48.5	12.2	$143.4

Net realized losses on investments, hedging instruments and hedged items[1]	—	—	—	13.3

Pre-tax operating earnings	$53.0	$29.7	$48.5	$25.5

[1]	Excluding periodic net coupon settlements on non-qualifying derivatives.

NATIONWIDE LIFE INSURANCE COMPANY AND SUBSIDIARIES

(a wholly-owned subsidiary of Nationwide Financial Services, Inc.)

Notes to Unaudited Consolidated Financial Statements, Continued

September 30, 2005 and 2004

	Nine months ended September 30, 2005
(in millions)	Individual Investments	Retirement Plans	Individual Protection	Corporate and Other	Total
Revenues:
Policy charges	$397.7	$109.0	$284.0	$—	$790.7
Life insurance premiums	68.2	—	122.1	—	190.3
Net investment income	621.2	480.1	251.9	225.5	1,578.7
Net realized gains on investments, hedging instruments and hedged items[1]	—	—	—	6.3	6.3
Other	0.9	0.2	—	0.2	1.3

Total revenues	1,088.0	589.3	658.0	232.0	2,567.3

Benefits and expenses:
Interest credited to policyholder account values	421.2	331.9	137.0	105.9	996.0
Other benefits and claims	108.1	—	174.0	—	282.1
Policyholder dividends on participating policies	—	—	24.9	—	24.9
Amortization of DAC	245.6	35.4	63.8	1.1	345.9
Interest expense on debt	—	—	—	48.7	48.7
Other operating expenses	139.4	137.3	110.4	9.7	396.8

Total benefits and expenses	914.3	504.6	510.1	165.4	2,094.4

Income from continuing operations before federal income tax expense	173.7	84.7	147.9	66.6	$472.9

Net realized gains on investments, hedging instruments and hedged items[1]	—	—	—	(6.3)
Adjustment to amortization of DAC related to net realized gains	—	—	—	1.1

Pre-tax operating earnings	$173.7	$84.7	$147.9	$61.4

Assets as of period end	$52,730.6	$29,638.2	$14,508.3	$9,800.6	$106,677.7

[1]	Excluding periodic net coupon settlements on non-qualifying derivatives.

NATIONWIDE LIFE INSURANCE COMPANY AND SUBSIDIARIES

(a wholly-owned subsidiary of Nationwide Financial Services, Inc.)

Notes to Unaudited Consolidated Financial Statements, Continued

September 30, 2005 and 2004

	Nine months ended September 30, 2004
(in millions)	Individual Investments	Retirement Plans	Individual Protection	Corporate and Other	Total
Revenues:
Policy charges	$374.3	$117.9	$271.1	$—	$763.3
Life insurance premiums	62.2	—	139.2	—	201.4
Net investment income	622.4	471.8	245.0	160.2	1,499.4
Net realized losses on investments, hedging instruments and hedged items[1]	—	—	—	(57.1)	(57.1)
Other	0.2	—	—	14.7	14.9

Total revenues	1,059.1	589.7	655.3	117.8	2,421.9

Benefits and expenses:
Interest credited to policyholder account values	431.4	324.2	137.2	57.9	950.7
Other benefits and claims	104.4	—	176.0	—	280.4
Policyholder dividends on participating policies	—	—	26.8	—	26.8
Amortization of DAC	206.5	30.5	62.9	—	299.9
Interest expense on debt	—	—	—	44.9	44.9
Other operating expenses	151.6	138.6	122.9	20.2	433.3

Total benefits and expenses	893.9	493.3	525.8	123.0	2,036.0

Income (loss) from continuing operations before federal income tax expense	165.2	96.4	129.5	(5.2)	$385.9

Net realized losses on investments, hedging instruments and hedged items[1]	—	—	—	57.1

Pre-tax operating earnings	$165.2	$96.4	$129.5	$51.9

Assets as of period end	$50,168.4	$28,706.6	$12,057.0	$10,863.3	$101,795.3

[1]	Excluding periodic net coupon settlements on non-qualifying derivatives.

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

(viii)

changes in interest rates and the equity markets causing a reduction of investment income and/or asset fees; an acceleration of the amortization of deferred policy acquisition costs (DAC); or a reduction in the demand for the Company’s products;

(ix)

reduction in the value of the Company’s investment portfolio as a result of changes in interest rates and yields in the market as well as geopolitical conditions and political, regulatory, judicial, economic or financial events affecting the market generally and companies in the Company’s investment portfolio specifically, including, without limitation, the recent bankruptcy filings by Delta Air Lines, Inc. and Northwest Airlines Corporation;

(x)	general economic and business conditions which are less favorable than expected;

(xi)	competitive, regulatory or tax changes that affect the cost of, or demand for, the Company’s products;

(xii)	unanticipated changes in industry trends and ratings assigned by nationally recognized rating organizations;

(xiii)	settlement of tax liabilities for amounts that differ significantly from those recorded on the balance sheet;

(xiv)	deviations from assumptions regarding future persistency, mortality, morbidity and interest rates used in calculating reserve amounts and in pricing the Company’s products; and

(xv)	adverse litigation results and/or resolution of litigation and/or arbitration or investigation results.

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

Business Segments

Management of the Company views its business primarily based on the underlying products, and this is the basis used for defining its reportable segments. The Company reports four segments: Individual Investments, Retirement Plans, Individual Protection, and Corporate and Other. The primary segment profitability measure that management uses is pre-tax operating earnings, which is calculated by adjusting income from continuing operations before federal income taxes and the cumulative effect of adoption of accounting principles to exclude: (a) net realized gains and losses on investments, hedging instruments and hedged items, except for periodic net coupon settlements on non-qualifying derivatives; (b) net realized gains and losses related to securitizations; and (c) the adjustment to amortization of DAC related to net realized gains and losses.

The following table summarizes pre-tax operating earnings by segment for the periods indicated:

	Three months ended September 30,			Nine months ended September 30,
(in millions)	2005	2004	Change	2005	2004	Change
Individual Investments	$53.1	$53.0	—	$173.7	$165.2	5%
Retirement Plans	25.3	29.7	(15)%	84.7	96.4	(12)%
Individual Protection	50.6	48.5	4%	147.9	129.5	14%
Corporate and Other	24.1	25.5	(5)%	61.4	51.9	18%

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

The Corporate and Other segment includes certain structured products business; the medium-term note (MTN) program; net investment income not allocated to product segments; periodic net coupon settlements on non-qualifying derivatives; unallocated expenses; interest expense on debt; revenues and expenses of the Company’s non-insurance subsidiaries not reported in other segments; and net realized gains and losses related to securitizations.

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

The most significant assumptions that are involved in the estimation of future gross profits include future net separate account performance, surrender/lapse rates, interest margins and mortality. The Company’s long-term assumption for net separate account performance is currently 8% growth per year. If actual net separate account performance varies from the 8% assumption, the Company assumes different performance levels over the next three years such that the mean return equals the long-term assumption. This process is referred to as a reversion to the mean. The assumed net separate account return assumptions used in the DAC models are intended to reflect what is anticipated. However, based on historical returns of the Standard & Poor’s (S&P) 500 Index, as part of its pre-set parameters the Company’s reversion to the mean process generally limits returns to 0-15% during the three-year reversion period.

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

A significant component of the tax reserve is related to the separate account dividends received deduction (DRD). The Company has not yet reached an agreement with the IRS, and there can be no assurance that such an agreement will be reached. However, favorable resolution of the separate account DRD and/or other identified issues could result in a potentially significant benefit to the Company’s future results of operations.

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

Results of Operations

Third Quarter – 2005 Compared to 2004

The following table summarizes the Company’s consolidated results of operations for the periods indicated:

	Three months ended September 30,
(in millions)	2005	2004	Change
Revenues:
Policy charges:
Asset fees	$156.3	$144.1	8%
Cost of insurance charges	68.6	65.4	5%
Administrative fees	23.3	23.1	1%
Surrender fees	20.5	21.8	(6)%

Total policy charges	268.7	254.4	6%

Life insurance premiums	58.9	70.9	(17)%
Net investment income	534.3	514.3	4%
Net realized losses on investments, hedging instruments and hedged items	(15.1)	(11.4)	NM
Other	0.6	1.3	NM

Total revenues	847.4	829.5	2%

Benefits and expenses:
Interest credited to policyholder account values	338.5	322.7	5%
Other benefits and claims	91.1	100.2	(9)%
Policyholder dividends on participating policies	6.9	7.1	(3)%
Amortization of DAC	115.9	94.1	23%
Interest expense, primarily with NFS	17.4	15.0	16%
Other operating expenses	135.3	147.0	(8)%

Total benefits and expenses	705.1	686.1	3%

Income from continuing operations before federal income tax expense	142.3	143.4	—
Federal income tax (benefit) expense	(13.1)	36.3	NM

Net income	$155.4	$107.1	45%

Excluding additional federal income tax benefits recorded during the third quarter of 2005, the increase in net income primarily was driven by higher asset fees and lower other operating expenses. Higher amortization of DAC and a decline in life insurance premiums partially offset the increases.

Higher asset fee income primarily occurred within the Individual Investments segment, where the primary factor was strong equity market performance during the quarter.

The decrease in other operating expenses was driven by lower general sales expenses and incentive compensation.

The increase in amortization of DAC primarily occurred within the Individual Investments segment resulting from increased profits and a true-up related to fixed annuities.

The decline in life insurance premiums was driven by a decline in fixed life sales within the Individual Protection segment.

During the third quarter of 2005, the Company refined its separate account DRD estimation process. As a result, the Company identified and recorded additional federal income tax benefits and recoverables in the amount of $42.6 million related to all open tax years (2000 – 2005). In addition, the Company recorded $5.6 million of net benefit adjustments in the third quarter of 2005, primarily related to differences between the estimated tax liability and the amounts reported on the Company’s tax returns and revised estimates of permanent income tax deductions expected to be generated in 2005. Therefore, the effective tax rates in 2005 and 2004 are not comparable.

Year-to-Date – 2005 Compared to 2004

The following table summarizes the Company’s consolidated results of operations for the periods indicated:

	Nine months ended September 30,
(in millions)	2005	2004	Change
Revenues:
Policy charges:
Asset fees	$456.8	$437.3	4%
Cost of insurance charges	202.5	193.0	5%
Administrative fees	68.4	67.2	2%
Surrender fees	63.0	65.8	(4)%

Total policy charges	790.7	763.3	4%

Life insurance premiums	190.3	201.4	(6)%
Net investment income	1,578.7	1,499.4	5%
Net realized gains (losses) on investments, hedging instruments and hedged items	6.1	(50.0)	NM
Other	1.5	7.8	NM

Total revenues	2,567.3	2,421.9	6%

Benefits and expenses:
Interest credited to policyholder account values	996.0	950.7	5%
Other benefits and claims	282.1	280.4	1%
Policyholder dividends on participating policies	24.9	26.8	(7)%
Amortization of DAC	345.9	299.9	15%
Interest expense, primarily with NFS	48.7	44.9	8%
Other operating expenses	396.8	433.3	(8)%

Total benefits and expenses	2,094.4	2,036.0	3%

Income from continuing operations before federal income tax expense	472.9	385.9	23%
Federal income tax expense	70.3	87.7	NM

Income from continuing operations	402.6	298.2	35%
Cumulative effect of adoption of accounting principle, net of taxes	—	(3.3)	NM

Net income	$402.6	$294.9	37%

Excluding additional federal income tax benefits recorded during the third quarter of 2005, the increase in net income was driven by net realized gains on investments, hedging instruments and hedged items, lower other operating expenses, and higher interest spread income and asset fees. Higher amortization of DAC and a decline in life insurance premiums partially offset the overall improvement.

The Company recorded net realized gains on investments, hedging instruments and hedged items in the first nine months of 2005 compared to significant net realized losses in the same period a year ago primarily due to a $47.5 million decline in impairment charges.

The decrease in other operating expenses primarily was due to lower general sales costs, employee benefit costs and VIE expenses.

The increase in interest spread income was driven by the Corporate and Other segment due to increased returns on variable rate assets, higher invested asset levels and income from mortgage loan prepayment penalties and bond call premiums. In addition, the increase in interest credited to policyholder account values primarily was driven by higher average crediting rates related to the Company’s MTN program (3.37% in the first nine months of 2005 compared to 1.60% in the same period a year ago) due to an increase in the 3-month LIBOR rate to which most of these liabilities are indexed.

The increase in asset fees was primarily driven by the Individual Investments segment. The increase was due to increases in both the average separate account values and the average asset fee rate along with a strong equity market during the current quarter.

The increase in amortization of DAC primarily occurred within the Individual Investments segment resulting from increased profits and a true-up related to fixed annuities.

The decline in life insurance premiums was driven by the fixed life business within the Individual Protection segment and was due to an unfavorable business mix and higher reinsurance premiums.

As previously mentioned, the Company recorded additional federal income tax benefits and recoverables and net benefit adjustments in the third quarter of 2005. Therefore, the effective tax rates in 2005 and 2004 are not comparable.

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

The Company sells its products through a diverse distribution network. Unaffiliated entities that sell the Company’s products to their own customer bases include independent broker/dealers, financial institutions, wirehouse and regional firms, pension plan administrators, life insurance specialists and representatives of certain certified public accounting (CPA) firms. Representatives of affiliates who market products directly to a customer base include Nationwide Retirement Solutions, Inc. (NRS), Nationwide Financial Network producers and TBG Insurance Services Corporation (TBG Financial). The Company also distributes products through the agency distribution force of its ultimate parent company, Nationwide Mutual Insurance Company (NMIC), or Nationwide agents.

Third Quarter – 2005 Compared to 2004

The following table summarizes sales by product and segment for the periods indicated:

	Three months ended September 30,
(in millions)	2005	2004	Change
Individual Investments
Individual variable annuities:
The BEST of AMERICA products	$716.9	$747.3	(4)%
Private label annuities	79.8	97.9	(18)%

Total individual variable annuities	796.7	845.2	(6)%
Individual fixed annuities	31.0	276.2	(89)%
Income products	46.4	46.5	—
Advisory services program	65.1	50.0	30%

Total Individual Investments	939.2	1,217.9	(23)%

Retirement Plans
Private sector pension plan:
The BEST of AMERICA products	361.0	402.0	(10)%
Other	—	5.8	(100)%

Total private sector pension plan	361.0	407.8	(11)%

Public sector pension plan:
IRC Section 457 annuities	397.6	372.8	7%

Total Retirement Plans	758.6	780.6	(3)%

Individual Protection
Corporate-owned life insurance	174.8	127.8	37%
The BEST of AMERICA variable life series	105.1	113.0	(7)%
Traditional/universal life insurance	83.8	80.6	4%

Total Individual Protection	363.7	321.4	13%

Total sales	$2,061.5	$2,319.9	(11)%

See Part I, Item 2 – Management’s Narrative Analysis of the Results of Operations (MD&A) – Business Segments of this report for an analysis of sales by product and segment.

The following table summarizes sales by distribution channel for the periods indicated:

	Three months ended September 30,
(in millions)	2005	2004	Change
Non-affiliated:
Independent broker/dealers	$591.0	$659.4	(10)%
Financial institutions	277.7	507.8	(45)%
Wirehouse and regional firms	301.0	338.5	(11)%
Pension plan administrators	92.1	97.4	(5)%
Life insurance specialists	82.5	93.8	(12)%
CPA channel	30.6	22.5	36%

Total non-affiliated sales	1,374.9	1,719.4	(20)%

Affiliated:
NRS	404.9	379.7	7%
Nationwide agents	157.9	153.3	3%
TBG Financial	92.3	34.2	170%
NFN producers	31.5	33.3	(5)%

Total affiliated sales	686.6	600.5	14%

Total sales	$2,061.5	$2,319.9	(11)%

The decrease in total sales was primarily due to lower than planned fixed annuity sales due to the competitive rate environment in the Individual Investments segment. Retirement Plans sales continue to decline primarily due to the movement of pension business to the Nationwide Trust Company, FSB (NTC) platform. Individual Protection sales increased due to the strong performance of the COLI product.

Sales generated by financial institutions declined primarily due to planned reductions and intense competition in fixed annuity sales and the shift of pension business to the NTC platform. This channel also has been impacted by wholesaler turnover.

Lower sales through the independent broker/dealers channel were driven by reductions in variable annuity production and the movement of pension business to NTC. However, advisory services sales have begun to grow in this channel.

Sales generated by wirehouse and regional firms decreased due to lower variable annuity sales and the shift of pension business to NTC, partially offset by increases in sales of immediate annuities and fixed life insurance products.

Sales through TBG Financial increased primarily due to two new large cases acquired in the third quarter of 2005.

NRS sales increases were driven by growth in NRS’ core small case city and county businesses and higher plan transfers to NRS products.

Year-to-Date – 2005 Compared to 2004

The following table summarizes sales by product and segment for the periods indicated:

	Nine months ended September 30,
(in millions)	2005	2004	Change
Individual Investments
Individual variable annuities:
The BEST of AMERICA products	$2,292.8	$2,694.4	(15)%
Private label annuities	264.3	352.5	(25)%

Total individual variable annuities	2,557.1	3,046.9	(16)%
Individual fixed annuities	148.7	667.3	(78)%
Income products	134.0	112.6	19%
Advisory services program	182.1	116.8	56%

Total Individual Investments	3,021.9	3,943.6	(23)%

Retirement Plans
Private sector pension plan:
The BEST of AMERICA products	1,111.1	1,318.5	(16)%
Other	39.1	20.9	87%

Total private sector pension plan	1,150.2	1,339.4	(14)%

Public sector pension plan:
IRC Section 457 annuities	1,165.8	1,146.0	2%

Total Retirement Plans	2,316.0	2,485.4	(7)%

Individual Protection
Corporate-owned life insurance	552.5	474.7	16%
The BEST of AMERICA variable life series	317.9	330.8	(4)%
Traditional/universal life insurance	256.0	252.5	1%

Total Individual Protection	1,126.4	1,058.0	6%

Total sales	$6,464.3	$7,487.0	(14)%

See Part I, Item 2 – MD&A – Business Segments of this report for an analysis of sales by product and segment.

The following table summarizes sales by distribution channel for the periods indicated:

	Nine months ended September 30,
(in millions)	2005	2004	Change
Non-affiliated:
Independent broker/dealers	$1,872.7	$2,203.0	(15)%
Financial institutions	938.4	1,502.1	(38)%
Wirehouse and regional firms	935.3	1,153.9	(19)%
Life insurance specialists	313.4	332.2	(6)%
Pension plan administrators	288.3	312.6	(8)%
CPA channel	94.0	67.6	39%

Total non-affiliated sales	4,442.1	5,571.4	(20)%

Affiliated:
NRS	1,187.0	1,167.5	2%
Nationwide agents	496.9	501.7	(1)%
TBG Financial	239.4	144.9	65%
NFN producers	98.9	101.5	(3)%

Total affiliated sales	2,022.2	1,915.6	6%

Total sales	$6,464.3	$7,487.0	(14)%

The decrease in total sales primarily was due to the shift of pension business to the NTC platform and continued challenges in the Individual Investments segment. Sales within this segment have been negatively impacted by lower than planned fixed annuity sales due to the competitive environment. In addition, advisory services sales have not increased as quickly as expected despite a strong third quarter.

Sales generated by financial institutions declined primarily due to both planned reductions and intense competition in fixed annuity sales and the shift of business to the NTC platform. This channel also has been impacted by wholesaler turnover. The overall decline was partially offset by growth in immediate annuity and variable life insurance products.

Sales through the independent broker/dealers channel decreased due to sluggish variable annuity and variable life insurance sales. Individual Investments sales were lower overall despite recent growth in advisory services sales.

Sales generated by wirehouse and regional firms decreased due to lower variable annuity sales and the shift of pension business to NTC. The decline was partially offset by higher sales of immediate annuities and fixed life insurance products.

Sales through TBG Financial increased primarily due to two new large cases acquired in the third quarter of 2005, higher renewal premiums from the funding of existing executive deferred compensation plans and strong first year sales of its private placement product.

Business Segments

Individual Investments

Third Quarter – 2005 Compared to 2004

The following table summarizes selected financial data for the Company’s Individual Investments segment for the periods indicated:

	Three months ended September 30,
(in millions)	2005	2004	Change
Statements of Income Data
Revenues:
Policy charges:
Asset fees	$116.8	$105.1	11%
Administrative fees	4.0	3.6	11%
Surrender fees	15.8	15.5	2%

Total policy charges	136.6	124.2	10%

Premiums on income products	24.5	25.1	(2)%
Net investment income	208.5	208.1	—
Other	0.3	—	100%

Total revenues	369.9	357.4	3%

Benefits and expenses:
Interest credited to policyholder account values	140.5	143.0	(2)%
Other benefits and claims	35.8	43.1	(17)%
Amortization of DAC	92.2	65.3	41%
Other operating expenses	48.3	53.0	(9)%

Total benefits and expenses	316.8	304.4	4%

Pre-tax operating earnings	$53.1	$53.0	0%

Other Data
Sales:
Individual variable annuities	$796.7	$845.2	(6)%
Individual fixed annuities	31.0	276.2	(89)%
Income products	46.4	46.5	—
Advisory services program	65.1	50.0	30%

Total sales	$939.2	$1,217.9	(23)%

Average account values:
General account	$14,517.0	$14,623.7	(1)%
Separate account	34,460.7	32,669.1	5%
Advisory services program	345.3	111.1	211%

Total average account values	$49,323.0	$47,403.9	4%

Pre-tax operating earnings to average account values	0.43%	0.45%

The slight increase in pre-tax operating earnings primarily was driven by higher asset fees, lower other benefits and claims, lower other operating expenses, and additional interest spread income. Higher amortization of DAC substantially offset the overall improvement.

Asset fees rose due to increases in both average separate account values and the average asset fee rate. Asset fees are calculated daily and charged as a percentage of separate account values. The average variable asset fee rate increased from 1.29% to 1.36% as new business sold with higher-risk features influenced the overall average rate.

The decrease in other benefits and claims primarily reflects a true-up resulting from higher market returns and rising interest rates during the period. In addition, a positive market lowered GMAB costs, including hedging.

Other operating expenses improved primarily due to higher mutual fund reimbursements from larger separate account values.

The following table summarizes the interest spread on Individual Investments segment average general account values for the periods indicated:

	Three months ended September 30,
	2005	2004
Net investment income	5.92%	5.84%
Interest credited	3.87%	3.91%

Interest spread on average general account values	2.05%	1.93%

Interest spread margins widened during the third quarter of 2005 to 205 basis points compared to 193 basis points in the same period a year ago. Included in the current quarter were 33 basis points, or $11.8 million, of income from mortgage loan prepayment penalties and bond call premiums compared to 18 basis points, or $6.4 million, in the same period a year ago.

The substantial increase in amortization of DAC resulted from increased profits and a true-up related to fixed annuities.

The decline in sales was driven by both the variable and fixed annuity businesses. Variable annuity production decreased primarily due to a more competitive environment. Fixed annuity sales declined due to the Company’s intentional reduction in individual fixed annuity business due to the challenging interest rate environment.

Year-to-Date – 2005 Compared to 2004

The following table summarizes selected financial data for the Company’s Individual Investments segment for the periods indicated:

	Nine months ended September 30,
(in millions)	2005	2004	Change
Statements of Income Data
Revenues:
Policy charges:
Asset fees	$338.8	$316.9	7%
Administrative fees	11.5	11.1	4%
Surrender fees	47.4	46.3	2%

Total policy charges	397.7	374.3	6%

Premiums on income products	68.2	62.2	10%
Net investment income	621.2	622.4	—
Other	0.9	0.2	350%

Total revenues	1,088.0	1,059.1	3%

Benefits and expenses:
Interest credited to policyholder account values	421.2	431.4	(2)%
Other benefits and claims	108.1	104.4	4%
Amortization of DAC	245.6	206.5	19%
Other operating expenses	139.4	151.6	(8)%

Total benefits and expenses	914.3	893.9	2%

Pre-tax operating earnings	$173.7	$165.2	5%

Other Data
Sales:
Individual variable annuities	$2,557.1	$3,046.9	(16)%
Individual fixed annuities	148.7	667.3	(78)%
Income products	134.0	112.6	19%
Advisory services program	182.1	116.8	56%

Total sales	$3,021.9	$3,943.6	(23)%

Average account values:
General account	$14,583.1	$14,557.6	—
Separate account	34,328.7	32,616.9	5%
Advisory services program	283.7	74.9	279%

Total average account values	$49,195.5	$47,249.4	4%

Account values as of period end:
Individual variable annuities	$39,988.5	$37,411.0	7%
Individual fixed annuities	7,562.6	7,850.1	(4)%
Income products	1,832.2	1,746.8	5%
Advisory services program	375.9	131.0	187%

Total account values	$49,759.2	$47,138.9	6%

GMDB - Net amount at risk, net of reinsurance	$210.3	$477.5	(56)%
GMDB - Reserves, net of reinsurance	$24.1	$29.7	(19)%
Pre-tax operating earnings to average account values	0.47%	0.47%

The increase in pre-tax operating earnings primarily was driven by higher asset fees, lower other operating expenses, additional interest spread income and higher premiums on income products. Higher amortization of DAC partially offset the overall increase.

Asset fees rose due to increases in both average separate account values and the average asset fee rate. The average variable asset fee rate increased from 1.30% to 1.32% as new business sold with higher-risk features influenced the overall average rate.

Other operating expenses improved primarily due to higher mutual fund reimbursements from larger separate account values.

The following table summarizes the interest spread on Individual Investments segment average general account values for the periods indicated:

	Nine months ended September 30,
	2005	2004
Net investment income	5.85%	5.85%
Interest credited	3.85%	3.95%

Interest spread on average general account values	2.00%	1.90%

Interest spread margins widened during the first nine months of 2005 to 200 basis points compared to 190 basis points in the same period a year ago. Included in the current period were 22 basis points, or $24.6 million, of income from mortgage loan prepayment penalties and bond call premiums compared to 14 basis points, or $15.3 million, in the same period a year ago. For the full year 2005, the Company expects interest spread margins to tighten and projects full year spreads of 190 to 195 basis points, including a nominal level of prepayment activity during the remainder of the year.

The increase in premiums on income products primarily resulted from higher interest rates relative to a year ago. Increased purchase rates driven by higher interest rates created a favorable environment for income products.

The substantial increase in amortization of DAC resulted from increased profits and a true-up related to fixed annuities.

The increase in other benefits and claims primarily reflects the impact of higher premiums on immediate annuity benefits.

The decline in sales was driven by both the variable and fixed annuity businesses. Variable annuity production decreased primarily due to a more competitive environment. Fixed annuity sales declined due to the Company’s intentional reduction in individual fixed annuity business due to the challenging interest rate environment.

The following table summarizes selected information about the Company’s deferred individual fixed annuities, including the fixed option of variable annuities, as of September 30, 2005:

	Ratchet		Reset
(dollars in millions)	Account value	Wtd. avg. crediting rate	Account value	Wtd. avg. crediting rate
Minimum interest rate of 3.50% or greater	$—	N/A	$845.8	3.52%
Minimum interest rate of 3.00% to 3.49%	3,084.5	5.06%	5,936.3	3.07%
Minimum interest rate lower than 3.00%	897.4	3.23%	355.7	3.16%
MVA with no minimum interest rate guarantee	—	N/A	—	N/A

Total deferred individual fixed annuities	$3,981.9	4.65%	$7,137.8	3.13%

	Market value adjustment (MVA) and other		Total
(dollars in millions)	Account value	Wtd. avg. crediting rate	Account value	Wtd. avg. crediting rate
Minimum interest rate of 3.50% or greater	$—	N/A	$845.8	3.52%
Minimum interest rate of 3.00% to 3.49%	—	N/A	9,020.8	3.75%
Minimum interest rate lower than 3.00%	0.9	3.03%	1,254.0	3.21%
MVA with no minimum interest rate guarantee	1,476.1	2.89%	1,476.1	2.89%

Total deferred individual fixed annuities	$1,477.0	2.89%	$12,596.7	3.58%

Retirement Plans

Third Quarter – 2005 Compared to 2004

Retirement Plans sales do not include large case retirement plan acquisitions and Nationwide employee and agent benefit plans. However, the statements of income data below does reflect this business.

The following table summarizes selected financial data for the Company’s Retirement Plans segment for the periods indicated:

	Three months ended September 30,
(in millions)	2005	2004	Change
Statements of Income Data
Revenues:
Policy charges:
Asset fees	$32.1	$33.3	(4)%
Administrative fees	1.6	2.2	(27)%
Surrender fees	1.7	2.3	(26)%

Total policy charges	35.4	37.8	(6)%
Net investment income	160.9	160.7	—

Total revenues	196.3	198.5	(1)%

Benefits and expenses:
Interest credited to policyholder account values	113.1	110.6	2%
Amortization of DAC	12.3	10.5	17%
Other operating expenses	45.6	47.7	(4)%

Total benefits and expenses	171.0	168.8	1%

Pre-tax operating earnings	$25.3	$29.7	(15)%

Other Data
Sales:
Private sector	$361.0	$407.8	(11)%
Public sector	397.6	372.8	7%

Total sales	$758.6	$780.6	(3)%

Average account values:
General account	$10,654.2	$9,827.7	8%
Separate account	18,306.4	18,773.3	(2)%

Total average account values	$28,960.6	$28,601.0	1%

Pre-tax operating earnings to average account values	0.35%	0.42%

The decrease in pre-tax operating earnings primarily was driven by lower asset fees and lower interest spread income.

The decrease in asset fees was associated with the declining issuance of group annuity contracts in favor of NTC non-annuity products due to the quality and breadth of fund options in NTC products, continued surrenders of group annuity contracts, and ongoing conversion of NLIC annuity contracts to NTC non-annuity contracts.

The following table summarizes the interest spread on Retirement Plans segment average general account values for the periods indicated:

	Three months ended September 30,
	2005	2004
Net investment income	6.04%	6.54%
Interest credited	4.25%	4.50%

Interest spread on average general account values	1.79%	2.04%

Interest spread margins declined to 179 basis points in the third quarter of 2005 compared to 204 basis points for the comparable period a year ago. Included in the current quarter were 19 basis points, or $5.1 million, of income from mortgage loan prepayment penalties and bond call premiums compared to 30 basis points, or $7.4 million, in the same period a year ago. The decrease in margins was driven by the combination of long-duration higher yielding assets rolling over into lower yielding assets as yields on new cash flows are below the portfolio rate.

Private sector sales decreased due to the declining issuance of group annuity contracts in favor of contracts on the NTC platform and shrinking recurring flows as group annuity contracts continue to convert to NTC contracts.

The increase in public sector sales was due to growth in the core small case city/county business.

Year-to-Date – 2005 Compared to 2004

The following table summarizes selected financial data for the Company’s Retirement Plans segment for the periods indicated:

	Nine months ended September 30,
(in millions)	2005	2004	Change
Statements of Income Data
Revenues:
Policy charges:
Asset fees	$97.1	$103.3	(6)%
Administrative fees	5.8	6.3	(8)%
Surrender fees	6.1	8.3	(27)%

Total policy charges	109.0	117.9	(8)%

Net investment income	480.1	471.8	2%
Other	0.2	—	—

Total revenues	589.3	589.7	—

Benefits and expenses:
Interest credited to policyholder account values	331.9	324.2	2%
Amortization of DAC	35.4	30.5	16%
Other operating expenses	137.3	138.6	(1)%

Total benefits and expenses	504.6	493.3	2%

Pre-tax operating earnings	$84.7	$96.4	(12)%

Other Data
Sales:
Private sector	$1,150.2	$1,339.4	(14)%
Public sector	1,165.8	1,146.0	2%

Total sales	$2,316.0	$2,485.4	(7)%

Average account values:
General account	$10,437.0	$9,682.6	8%
Separate account	18,713.1	19,085.8	(2)%

Total average account values	$29,150.1	$28,768.4	1%

Account values as of period end:
Private sector	$14,014.4	$13,991.6	—
Public sector	15,321.2	14,398.7	6%

Total account values	$29,335.6	$28,390.3	3%

Pre-tax operating earnings to average account values	0.39%	0.45%

The decrease in pre-tax operating earnings primarily was driven by lower asset fees and higher amortization of DAC.

The decrease in asset fees was associated with the declining issuance of group annuity contracts in favor of NTC non-annuity products due to the quality and breadth of fund options in NTC products, continued surrenders of group annuity contracts, and ongoing conversion of NLIC annuity contracts to NTC non-annuity contracts.

The increase in amortization of DAC was related to changes in private sector amortization calculation assumptions driven by actual experience for the declining block of group annuity business.

The following table summarizes the interest spread on Retirement Plans segment average general account values for the periods indicated:

	Nine months ended September 30,
	2005	2004
Net investment income	6.13%	6.50%
Interest credited	4.24%	4.46%

Interest spread on average general account values	1.89%	2.04%

Interest spread margins decreased to 189 basis points in the first nine months of 2005 compared to 204 basis points in the same period a year ago. Included in the current period were 20 basis points, or $16.0 million, of income from mortgage loan prepayment penalties and bond call premiums compared to 20 basis points, or $14.9 million, in the same period a year ago. The decrease in margins was driven by the combination of long-duration higher yielding assets rolling over into lower yielding assets as yields on new cash flows are below the portfolio rate. For the full year 2005, the Company expects interest spread margins to tighten and projects full year spreads of 180 to 185 basis points, including a nominal level of prepayment activity during the remainder of the year.

Private sector sales decreased due to the declining issuance of group annuity contracts in favor of contracts on the NTC platform and shrinking recurring flows as group annuity contracts continue to convert to NTC contracts.

Individual Protection

Third Quarter – 2005 Compared to 2004

The following table summarizes selected financial data for the Company’s Individual Protection segment for the periods indicated:

	Three months ended September 30,
(in millions)	2005	2004	Change
Statements of Income Data
Revenues:
Policy charges:
Asset fees	$7.4	$5.8	28%
Cost of insurance charges	68.6	65.4	5%
Administrative fees	17.6	17.4	1%
Surrender fees	3.1	3.8	(18)%

Total policy charges	96.7	92.4	5%

Life insurance premiums	34.4	45.8	(25)%
Net investment income	82.6	81.5	1%

Total revenues	213.7	219.7	(3)%

Benefits and expenses:
Interest credited to policyholder account values	45.9	46.1	—
Other benefits and claims	55.3	57.1	(3)%
Policyholder dividends on participating policies	6.9	7.1	(3)%
Amortization of DAC	15.8	18.3	(14)%
Other operating expenses	39.2	42.6	(8)%

Total benefits and expenses	163.1	171.2	(5)%

Pre-tax operating earnings	$50.6	$48.5	4%

Other Data
Sales:
Corporate-owned life insurance	$174.8	$127.8	37%
The BEST of AMERICA variable life series	105.1	113.0	(7)%
Traditional/universal life insurance	83.8	80.6	4%

Total sales	$363.7	$321.4	13%

Higher pre-tax operating earnings were driven by lower other operating expenses, higher cost of insurance charges and decreased amortization of DAC. Lower life insurance premiums largely offset the overall improvement.

Lower other operating expenses primarily resulted from lower direct operating expenses, higher capitalization of certain software charges due to an increase in the amount eligible to be capitalized, and additional mutual fund expense reimbursements from larger separate account values.

Cost of insurance charges were higher principally due to the increase in business in force throughout the product lines. The aging of the portfolio in the individual life insurance business and higher COLI sales also contributed to the improvement.

The decrease in amortization of DAC was attributable to true-ups in the universal life and individual life businesses.

Life insurance premiums declined due to an unfavorable business mix and higher reinsurance premiums.

Sales improved primarily due to higher COLI sales, which were driven by several new large cases that closed during the period and a more favorable legislative environment.

Year-to-Date – 2005 Compared to 2004

The following table summarizes selected financial data for the Company’s Individual Protection segment for the periods indicated:

	Nine months ended September 30,
(in millions)	2005	2004	Change
Statements of Income Data
Revenues:
Policy charges:
Asset fees	$20.9	$17.1	22%
Cost of insurance charges	202.5	193.0	5%
Administrative fees	51.1	50.1	2%
Surrender fees	9.5	10.9	(13)%

Total policy charges	284.0	271.1	5%

Life insurance premiums	122.1	139.2	(12)%
Net investment income	251.9	245.0	3%

Total revenues	658.0	655.3	—

Benefits and expenses:
Interest credited to policyholder account values	137.0	137.2	—
Other benefits and claims	174.0	176.0	(1)%
Policyholder dividends on participating policies	24.9	26.8	(7)%
Amortization of DAC	63.8	62.9	1%
Other operating expenses	110.4	122.9	(10)%

Total benefits and expenses	510.1	525.8	(3)%

Pre-tax operating earnings	$147.9	$129.5	14%

Other Data
Sales:
Corporate-owned life insurance	$552.5	$474.7	16%
The BEST of AMERICA variable life series	317.9	330.8	(4)%
Traditional/universal life insurance	256.0	252.5	1%

Total sales	$1,126.4	$1,058.0	6%

Policy reserves as of period end:
Individual investment life insurance	$3,251.3	$2,816.9	15%
Corporate investment life insurance	6,643.0	4,866.1	37%
Traditional life insurance	2,138.0	2,092.0	2%
Universal life insurance	1,047.1	961.4	9%

Total policy reserves	$13,079.4	$10,736.4	22%

Insurance in force as of period end:
Individual investment life insurance	$37,113.6	$35,685.4	4%
Corporate investment life insurance	23,646.6	9,692.2	144%
Traditional life insurance	20,380.7	21,427.6	(5)%
Universal life insurance	8,663.8	8,349.5	4%

Total insurance in force	$89,804.7	$75,154.7	19%

Pre-tax operating earnings increased due to lower other operating expenses and higher cost of insurance charges and net investment income. Lower life insurance premiums in other product lines partially offset the overall increase.

The decline in other operating expenses resulted from lower direct operating expenses and premium taxes, higher capitalization of certain software charges due to an increase in the amount eligible to be capitalized, and additional mutual fund expense reimbursements from larger separate account values.

Cost of insurance charges were higher principally due to the increase in business in force throughout the product lines. The aging of the portfolio in the individual life insurance business and higher COLI sales also contributed to the improvement.

Net investment income increased primarily due to higher income from mortgage loan prepayment penalties.

Life insurance premiums declined due to an unfavorable business mix and higher reinsurance premiums.

Sales improved primarily due to higher COLI sales, which were driven by several new large cases that closed during the year and a more favorable legislative environment.

Corporate and Other

Third Quarter – 2005 Compared to 2004

The following table summarizes selected financial data for the Company’s Corporate and Other segment for the periods indicated:

	Three months ended September 30,
(in millions)	2005	2004	Change
Statements of Income Data
Operating revenues:
Net investment income	$82.3	$64.0	29%
Other	0.4	3.2	(88)%

Total operating revenues	82.7	67.2	23%

Benefits and expenses:
Interest credited to policyholder account values	39.0	23.0	70%
Interest expense on debt	17.4	15.0	16%
Other	2.2	3.7	(41)%

Total benefits and operating expenses	58.6	41.7	41%

Pre-tax operating earnings	24.1	25.5	(5)%

Net realized losses on investments, hedging instruments and hedged items[1]	(15.2)	(13.3)	14%
Adjustment to amortization of DAC related to net realized losses	4.4	—	NM

Income from continuing operations before federal income taxes	$13.3	$12.2	9%

[1]	Excluding periodic net coupon settlements on non-qualifying derivatives.

Pre-tax operating earnings declined slightly due to a decrease in other income and an increase in interest expense, partially offset by an increase in interest spread income. The decline in other income was attributable to lower variable interest entity (VIE) and structured products earnings. Interest expense on debt was higher primarily due to increased utilization of commercial paper. The increase in interest spread income was driven by higher levels of invested assets and income from mortgage loan prepayment penalties and bond call premiums.

The following table summarizes net realized losses on investments, hedging instruments and hedged items from continuing operations by source for the periods indicated:

	Three months ended September 30,

(in millions)	2005	2004
Realized gains on sales, net of hedging losses:
Fixed maturity securities available-for-sale	$10.6	$19.4
Hedging losses on fixed maturity sales	(1.9)	(4.6)
Equity securities available-for-sale	0.3	0.2
Mortgage loans on real estate	4.2	0.9
Mortgage loan hedging losses	(2.4)	(0.7)
Real estate	—	1.2
Other	—	5.9

Total realized gains on sales	10.8	22.3

Realized losses on sales, net of hedging gains:
Fixed maturity securities available-for-sale	(4.4)	(1.8)
Hedging gains on fixed maturity sales	0.1	0.2
Equity securities available-for-sale	(0.1)	(0.4)
Mortgage loans on real estate	(0.8)	(0.2)
Mortgage loan hedging gains	0.7	0.1
Other	(0.1)	(0.3)

Total realized losses on sales	(4.6)	(2.4)

Other-than-temporary and other investment impairments:
Fixed maturity securities available-for-sale	(15.3)	(27.0)
Mortgage loans on real estate, including valuation allowance adjustment	(1.1)	(0.3)
Other	(2.8)	(3.3)

Total other-than-temporary and other investment impairments	(19.2)	(30.6)

Credit default swaps	(4.4)	4.7
Periodic net coupon settlements on non-qualifying derivatives	0.1	1.9
Other derivatives	2.2	(7.3)

Net realized losses on investments, hedging instruments and hedged items	$(15.1)	$(11.4)

Year-to-Date – 2005 Compared to 2004

The following table summarizes selected financial data for the Company’s Corporate and Other segment for the periods indicated:

	Nine months ended September 30,
(in millions)	2005	2004	Change
Statements of Income Data
Operating revenues:
Net investment income	$225.5	$160.2	41%
Other	0.2	14.7	(99)%

Total operating revenues	225.7	174.9	29%

Benefits and expenses:
Interest credited to policyholder account values	105.9	57.9	83%
Interest expense on debt	48.7	44.9	8%
Other	9.7	20.2	(52)%

Total benefits and operating expenses	164.3	123.0	34%

Pre-tax operating earnings	61.4	51.9	18%

Net realized gains (losses) on investments, hedging instruments and hedged items[1]	6.3	(57.1)	NM
Adjustment to amortization of DAC related to net realized gains	(1.1)	—	NM

Income (loss) from continuing operations before federal income taxes	$66.6	$(5.2)	NM

Other Data
Account values as of period end —
Funding agreements backing medium-term notes	$4,049.8	$4,818.1	(16)%

[1]	Excluding periodic net coupon settlements on non-qualifying derivatives.

Pre-tax operating earnings increased primarily due to higher interest spread income and lower other expenses, partially offset by a decrease in other income. The increase in interest spread income was driven by higher invested asset levels and income from mortgage loan prepayment penalties and bond call premiums. The decline in other expenses primarily was due to lower VIE expenses. Other income decreased due to lower VIE and structured products earnings.

The Company recorded net realized gains on investments, hedging instruments and hedged items excluding operating items in the first nine months of 2005 compared to significant net realized losses in the same period a year ago primarily due to significantly lower levels of impairment charges.

The following table summarizes net realized gains (losses) on investments, hedging instruments and hedged items from continuing operations by source for the periods indicated:

	Nine months ended September 30,

(in millions)	2005	2004
Realized gains on sales, net of hedging losses:
Fixed maturity securities available-for-sale	$49.0	$33.9
Hedging losses on fixed maturity sales	(6.0)	(9.8)
Equity securities available-for-sale	2.1	1.3
Mortgage loans on real estate	7.5	6.5
Mortgage loan hedging losses	(2.9)	(2.0)
Real estate	—	3.7
Other	1.0	6.1

Total realized gains on sales	50.7	39.7

Realized losses on sales, net of hedging gains:
Fixed maturity securities available-for-sale	(14.2)	(6.6)
Hedging gains on fixed maturity sales	3.7	1.0
Equity securities available-for-sale	(0.1)	(0.9)
Mortgage loans on real estate	(3.8)	(6.1)
Mortgage loan hedging gains	2.6	1.9
Real estate	—	(1.2)
Other	(0.8)	(1.7)

Total realized losses on sales	(12.6)	(13.6)

Other-than-temporary and other investment impairments:
Fixed maturity securities available-for-sale	(21.2)	(67.9)
Equity securities available-for-sale	(0.9)	(0.6)
Mortgage loans on real estate, including valuation allowance adjustment	(3.7)	(5.3)
Real estate	(0.1)	(2.8)
Other	(3.2)	—

Total other-than-temporary and other investment impairments	(29.1)	(76.6)

Credit default swaps	(6.8)	2.0
Periodic net coupon settlements on non-qualifying derivatives	(0.2)	7.1
Other derivatives	4.1	(8.6)

Net realized gains (losses) on investments, hedging instruments and hedged items	$6.1	$(50.0)

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

The following table summarizes for the nine months ended September 30, 2005 the Company’s largest aggregate losses on sales and write-downs by issuer (including affiliates), the related circumstances giving rise to the losses and the circumstances that may have affected other material investments held:

	Fair value at sale (proceeds)	YTD loss on sale	YTD write-downs	September 30, 2005
				Holdings[1]	Net unrealized gain (loss)

(in millions)
A major U.S. airline. Due to a bankruptcy filing within the third quarter of 2005, a write-down and sale of certain holdings of this issuer were completed during the quarter.	$9.7	$—	$(5.7)	$36.4	$(0.6)

A major U.S. airline. Due to a bankruptcy filing within the third quarter of 2005, a write-down of certain holdings of this issuer was completed during the quarter.	—	—	(3.5)	18.4	2.1

A collateralized debt obligation. Experienced significant deterioration in the equity price between the second and third quarter of 2005. An impairment was recognized in the third quarter of 2005.	—	—	(2.5)	5.8	0.1

A collateralized loan obligation. Expected cash flows experienced deterioration in the second quarter of 2005, and the issue was impaired to fair value. No further impairment was necessary during the third quarter of 2005.	—	—	(1.8)	2.9	—

A collateralized debt obligation. Given the high exposure to the airline and auto industries and the increasingly large high yield category, a sale of the position was realized as an impairment loss during the third quarter of 2005.	9.5	—	(1.8)	—	—

Preferred term securities purchased for the purpose of selling into a securitization. An impairment was taken in the second quarter of 2005. No further impairment was necessary during the third quarter of 2005.	—	—	(1.4)	28.7	(0.4)

A research-based pharmaceutical manufacturer. The company is recognized as one of the leaders of pain management and controlled release technology. Because of recent legal struggles and significantly reduced revenues, a sale of the position was realized as an impairment loss during the third quarter of 2005.	10.9	—	(1.3)	—	—

A payroll services and temporary staffing company. Declines occurred in the fourth quarter of 2004 and first quarter of 2005 and impairments were taken. No additional impairment is necessary on the remaining holdings.	—	—	(0.9)	2.2	0.8

U.S. government securities that were sold at a loss in the first, second and third quarters of 2005. No impairment is necessary on the remaining holdings.	358.4	(3.8)	—	229.7	10.4

A provider of communications integrated circuits to the telecommunications industry. A small portion of the holdings was sold in the third quarter 2005. No impairment is necessary on the remaining holdings.	1.1	(1.0)	—	2.1	0.3

Securities issued by U.S. government sponsored enterprises (not backed by the full faith and credit of the U.S. government) that were sold at a loss in the third quarter of 2005. No impairment is necessary on the remaining holdings.	59.0	(0.8)	—	878.1	60.0

Total	$448.6	$(5.6)	$(18.9)	$1,204.3	$72.7

[1]	Holdings represent amortized cost of fixed maturity securities and cost of equity securities as of the date indicated.

No other issuer had an aggregated loss on sales and write-downs greater than 2% of the Company’s total gross loss on sales and write-downs on fixed maturity and equity securities.

Related Party Transactions

See Note 8 to the unaudited consolidated financial statements included in Part I, Item 1 – Unaudited Consolidated Financial Statements of this report for a discussion of related party transactions.

Contractual Obligations and Commitments

Contractual obligations and commitments have not changed materially from those disclosed in the Company’s 2004 Annual Report on Form 10-K.

Off-Balance Sheet Transactions

Under the MTN program, NLIC issues funding agreements to an unconsolidated third party trust to secure notes issued to investors by the trust. The funding agreements rank pari passu with all other insurance claims of the issuing company in the event of liquidation and should be treated as “annuities” under applicable Ohio insurance law. Therefore, the funding agreement obligations are classified as a component of future policy benefits and claims on the unaudited consolidated balance sheets. Because the Company is not the primary beneficiary of, and has no ownership interest in, or control over, the third party trust that issues the notes, the Company does not include the trust in its unaudited consolidated financial statements. Since the notes issued by the trust have a secured interest in the funding agreements issued by the Company, Moody’s Investors Service, Inc. and Standard & Poor’s Ratings Services, a division of The McGraw-Hill Companies, Inc., assign the same ratings to the notes and the insurance financial strength of the Company.

As of September 30, 2005 and December 31, 2004, the Company had received $1.15 billion and $874.2 million, respectively, of cash collateral on securities lending and $257.6 million and $415.7 million, respectively, of cash for derivative collateral. As of September 30, 2005, the Company had received no non-cash collateral on securities lending compared to $191.8 million at December 31, 2004. Both the cash and non-cash collateral amounts were included in short-term investments with a corresponding liability recorded in other liabilities. As of September 30, 2005 and December 31, 2004, the Company had loaned securities with a fair value of $1.12 billion and $1.04 billion, respectively. The Company also held $80.3 million and $222.5 million of securities as off-balance sheet collateral on derivative transactions as of September 30, 2005 and December 31, 2004, respectively.

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

In recent years, life insurance companies have been named as defendants in lawsuits, including class action lawsuits relating to life insurance and annuity pricing and sales practices. A number of these lawsuits have resulted in substantial jury awards or settlements to life insurers other than the Company.

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

In addition, state and federal regulators have commenced investigations or other proceedings relating to compensation and bidding arrangements and possible anti-competitive activities between insurance producers and brokers and issuers of insurance products, and unsuitable sales and replacements by producers on behalf of the issuer. Also under investigation are compensation arrangements between the issuers of variable insurance contracts and mutual funds or their affiliates, the use of side agreements and finite reinsurance agreements, and funding agreements issued to back MTN programs. Related investigations and proceedings may be commenced in the future. The Company and/or its affiliates have been contacted by or received subpoenas from state and federal regulatory agencies, state securities law regulators and state attorneys general for information relating to these investigations into compensation and bidding arrangements, anti-competitive activities, unsuitable sales or replacement practices, the use of side agreements and finite reinsurance agreements, and funding agreements backing the MTN program. The Company is cooperating with regulators in connection with these inquiries.

These proceedings are expected to continue in the future and could result in legal precedents and new industry-wide legislation, rules and regulations that could significantly affect the financial services industry, including life insurance and annuity companies. These proceedings also could affect the outcome of one or more of the Company’s litigation matters.

On April 13, 2004, NLIC was named in a class action lawsuit filed in Circuit Court, Third Judicial Circuit, Madison County, Illinois, entitled Woodbury v. Nationwide Life Insurance Company. NLIC removed this case to the United States District Court for the Southern District of Illinois on June 1, 2004. On December 27, 2004, the case was transferred to the United States District Court for the District of Maryland and included in the multi-district proceeding there entitled In Re Mutual Funds Investment Litigation. In response, on May 13, 2005, the plaintiff filed a First Amended Complaint purporting to represent, with certain exceptions, a class of all persons who held (through their ownership of an NLIC annuity or insurance product) units of any NLIC sub-account invested in mutual funds that included foreign securities in their portfolios and that experienced market timing or stale price trading activity. The First Amended Complaint purports to disclaim, with respect to market timing or stale price trading in NLIC’s annuities sub-accounts, any allegation based on NLIC’s untrue statement, failure to disclose any material fact, or usage of any manipulative or deceptive device or contrivance in connection with any class member’s purchases or sales of NLIC annuities or units in annuities sub-accounts. The plaintiff claims, in the alternative, that if NLIC is found with respect to market timing or stale price trading in its annuities sub-accounts, to have made any untrue statement, to have failed to disclose any material fact or to have used or employed any manipulative or deceptive device or contrivance, then the plaintiff purports to represent a class, with certain exceptions, of all persons who, prior to NLIC’s untrue statement, omission of material fact, use or employment of any manipulative or deceptive device or contrivance, held (through their ownership of an NLIC annuity or insurance product) units of any NLIC sub-account invested in mutual funds that included foreign securities in their portfolios and that experienced market timing activity. The First Amended Complaint alleges common law negligence and seeks to recover damages not to exceed $75,000 per plaintiff or class member, including all compensatory damages and costs. On June 24, 2005, NLIC filed a motion to dismiss the First Amended Complaint. The plaintiff has opposed that motion. NLIC intends to defend this lawsuit vigorously.

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

ITEM 5 Other Information

None.

ITEM 6 Exhibits

10.1

Employment letter agreement between NFS and John Carter dated October 27, 2005 (previously filed as Exhibit 10.1 to the NFS Quarterly Report on Form 10-Q, Commission File Number 1-12785, filed November 3, 2005, and incorporated herein by reference).

10.2

Summary of terms of employment of Timothy G. Frommeyer as Senior Vice President – Chief Financial Officer of NFS, NLIC and NLAIC (previously filed as Exhibit 10.2 to the NFS Quarterly Report on Form 10-Q, Commission File Number 1-12785, filed November 3, 2005, and incorporated herein by reference).

31.1	Certification of W.G. Jurgensen pursuant to 18 U.S.C. section 1350, as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Timothy G. Frommeyer pursuant to 18 U.S.C. section 1350, as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002.

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

32.2

Certification of Timothy G. Frommeyer pursuant to 18 U.S.C. section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002 (this exhibit is intended to be furnished in accordance with Regulation S-K, Item 601(b)(32)(ii) and shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934 or incorporated by reference into any document filed under the Securities Act of 1933, except as shall be expressly set forth by specific reference to such filing).

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NATIONWIDE LIFE INSURANCE COMPANY (Registrant)

Date: November 3, 2005	/s/ Timothy G. Frommeyer
Timothy G. Frommeyer, Senior Vice President — Chief Financial Officer (Principal Financial Officer and Duly Authorized Officer)