Form 10-K
period 2005-12-31
NATIONWIDE LIFE INSURANCE CO
filed 2006-03-01
CIK 205695

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2005

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

None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

Yes  ☐    No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.

Yes  ☐    No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer  ☐    Accelerated filer  ☐    Non-accelerated filer  ☒

Indicate by a check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes  ☐    No  ☒

No established published trading market exists for the registrant’s common stock, par value $1.00 per share. As of February 21, 2006, 3,814,779 shares of the registrant’s common stock were outstanding, all of which are held by Nationwide Financial Services, Inc.

The Registrant meets the conditions set forth in General Instruction I(1)(a) and (b) of Form 10-K and is therefore filing this Form with the reduced disclosure format.

NATIONWIDE LIFE INSURANCE COMPANY AND SUBSIDIARIES

FORM 10-K

FOR THE YEAR ENDED DECEMBER 31, 2005

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

Wholly-owned subsidiaries of NLIC as of December 31, 2005 include Nationwide Life and Annuity Insurance Company (NLAIC) and Nationwide Investment Services Corporation (NISC). NLAIC offers universal life insurance, variable universal life insurance, corporate-owned life insurance (COLI) and individual annuity contracts on a non-participating basis. NISC is a registered broker/dealer.

The Company is a leading provider of long-term savings and retirement products in the United States of America (U.S.). The Company develops and sells a diverse range of products including individual annuities, private and public group retirement plans, other investment products sold to institutions, life insurance and advisory services. The Company sells its products through a diverse distribution network. Unaffiliated entities that sell the Company’s products to their own customer bases include independent broker/dealers, financial institutions, wirehouse and regional firms, pension plan administrators, and life insurance specialists. Representatives of affiliates who market products directly to a customer base include Nationwide Retirement Solutions, Inc. (NRS), Nationwide Financial Network (NFN) producers and TBG Insurance Services Corporation (TBG Financial). The Company also distributes products through the agency distribution force of its ultimate majority parent company, NMIC. The Company believes its broad range of competitive products, strong distributor relationships and diverse distribution network position it to compete effectively in the rapidly growing retirement savings market under various economic conditions.

Business Segments

Individual Investments

The Individual Investments segment consists of individual The BEST of AMERICA® and private label deferred variable annuity products, deferred fixed annuity products, income products and advisory services. Individual deferred annuity contracts provide the customer with tax-deferred accumulation of savings and flexible payout options including lump sum, systematic withdrawal or a stream of payments for life. In addition, individual variable annuity contracts provide the customer with access to a wide range of investment options and asset protection in the event of an untimely death, while individual fixed annuity contracts generate a return for the customer at a specified interest rate fixed for prescribed periods.

Retirement Plans

The Retirement Plans segment is comprised of the Company’s private and public sector retirement plans business. The private sector includes Internal Revenue Code (IRC) Section 401(k) business, and the public sector includes IRC Section 457 and Section 401(a) business, both in the form of fixed and variable group annuities.

Individual Protection

The Individual Protection segment consists of investment life insurance products, including individual variable, COLI and bank-owned life insurance (BOLI) products; traditional life insurance products; and universal life insurance products. Life insurance products provide a death benefit and generally allow the customer to build cash value on a tax-advantaged basis.

Corporate and Other

The Corporate and Other segment includes certain structured products business; the medium-term note (MTN) program; net investment income not allocated to product segments; periodic net coupon settlements on non-qualifying derivatives; unallocated expenses; interest expense on debt; revenue and expenses of the Company’s non-insurance subsidiaries not reported in other segments; and net realized gains and losses related to securitizations.

Additional information related to the Company’s business segments is included in Note 19 to the audited consolidated financial statements included in the F pages of this report.

Reinsurance

The Company follows the industry practice of reinsuring a portion of its life insurance and annuity risks with other companies in order to reduce net liability on individual risks, to provide protection against large losses and to obtain greater diversification of risks. The maximum amount of individual ordinary life insurance retained by the Company on any one life is $5.0 million. The Company cedes insurance primarily on an automatic basis, under which risks are ceded to a reinsurer on specific blocks of business where the underlying risks meet certain predetermined criteria, and on a facultative basis, under which the reinsurer’s prior approval is required for each risk reinsured. The Company also cedes insurance on a case-by-case basis particularly where the Company may be writing new risks or is unwilling to retain the full costs associated with new lines of business. The Company maintains catastrophic reinsurance coverage to protect against large losses related to a single event. The ceding of risk does not discharge the original insurer from its primary obligation to the policyholder.

The Company has entered into reinsurance contracts with certain unaffiliated reinsurers to cede a portion of its general account life, annuity and health business. Total amounts recoverable under these reinsurance contracts include ceded reserves, paid and unpaid claims, and certain other amounts and totaled $909.6 million and $894.3 million as of December 31, 2005 and 2004, respectively. The impact of these contracts on the Company’s results of operations is immaterial. The ceding of risk does not discharge the original insurer from its primary obligation to the contractholder. Under the terms of the contracts, specified assets have been placed in trusts as collateral for the recoveries. The trust assets are invested in investment grade securities, the fair value of which must at all times be greater than or equal to 100% or 102% of the reinsured reserves, as outlined in each of the underlying contracts. The Company has no other material reinsurance arrangements with unaffiliated reinsurers. The Company’s only material reinsurance agreements with affiliates are the modified coinsurance agreements pursuant to which NLIC ceded to other members of Nationwide all of its accident and health insurance business not ceded to unaffiliated reinsurers, as described in Note 15 to the audited consolidated financial statements included in the F pages of this report.

Ratings

Ratings with respect to claims-paying ability and financial strength have become an increasingly important factor in establishing the competitive position of insurance companies. These ratings represent each rating agency’s opinion of an insurance company’s financial strength, operating performance, strategic position and ability to meet its obligations to policyholders. They are not evaluations directed toward the protection of investors and are not recommendations to buy, sell or hold securities. Such factors are of concern to policyholders, agents and intermediaries. Furthermore, rating agencies utilize proprietary capital adequacy models to establish ratings for the Company and certain subsidiaries. The Company’s ratings are at risk from changes in these models and the impact that changes in the underlying business in which it is engaged can have on such models. To mitigate this risk, the Company maintains regular communications with the rating agencies, performs evaluations using such capital adequacy models, and considers such models in the design of its products and transactions to minimize the adverse impact of this risk.

Ratings are important to maintaining public confidence in the Company and its ability to market its annuity and life insurance products. Rating agencies continually review the financial performance and condition of insurers, including the Company. Any lowering of the Company’s ratings could have a material adverse effect on the Company’s ability to market its products and could increase the rate of surrender of the Company’s products. Both of these consequences could have a material adverse effect on the Company’s liquidity and, under certain circumstances, net income. NLIC and NLAIC each have financial strength ratings of “A+” (Superior) from A.M. Best Company, Inc. (A.M. Best), and their claims-paying ability/financial strength are rated “Aa3” (Excellent) by Moody’s Investors Service, Inc. (Moody’s) and “AA-” (Very Strong) by Standard & Poor’s Rating Services, a division of The McGraw-Hill Companies, Inc. (S&P). The Company’s financial strength is also reflected in the ratings of its commercial paper, which is rated “AMB-1” by A.M. Best, “P-1” by Moody’s and “A-1+” by S&P.

These ratings are subject to periodic review by A.M. Best, Moody’s and S&P, and the continued retention of such ratings cannot be assured. If any rating is reduced from its current level, the Company’s financial position and results of operations could be adversely affected.

Competition

The Company competes with many other insurers as well as non-insurance financial services companies, including banks, broker/dealers and mutual funds, some of whom have greater financial resources, offer alternative products and, with respect to other insurers, have higher ratings than the Company. While no single company dominates the marketplace, many of the Company’s competitors have well-established national reputations and substantially greater financial resources and market share than the Company. Competition in the Company’s lines of business primarily is based on price, product features, commission structure, perceived financial strength, claims-paying ratings, customer and producer service, and name recognition.

Regulation

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

NLIC and NLAIC are subject to the insurance holding company laws in the State of Ohio. Under such laws, all transactions within an insurance holding company system affecting insurers must be fair and equitable, and each insurer’s policyholder surplus following any such transaction must be both reasonable in relation to its outstanding liabilities and adequate for its needs. The State of Ohio insurance holding company laws also require prior notice or regulatory approval of the change of control of an insurer or its holding company, material intercorporate transfers of assets within the holding company structure and certain other material transactions involving entities within the holding company structure.

NLIC and NLAIC are regulated and supervised in the jurisdictions in which they do business. Among other things, states regulate operating licenses; agent licenses; advertising and marketing practices; the form and content of insurance policies, including pricing; the type and amount of investments; statutory capital requirements; payment of dividends by insurance company subsidiaries; assessments by guaranty associations; affiliate transactions; and claims practices. These regulations are primarily intended to protect policyholders rather than shareholders. The Company cannot predict the effect that any proposed or future legislation may have on the financial condition or results of operations of the Company.

Insurance companies are required to file detailed annual and quarterly statutory financial statements with state insurance regulators in each of the states in which they do business, and their business and accounts are subject to examination by such agencies at any time. In addition, insurance regulators periodically examine an insurer’s financial condition, adherence to statutory accounting practices, and compliance with insurance department rules and regulations. Applicable state insurance laws, rather than federal bankruptcy laws, apply to the liquidation or restructuring of insurance companies. Changes in regulations, or in the interpretation of existing laws or regulations, may adversely impact pricing, reserve adequacy or exposure to litigation and could increase the costs of regulatory compliance by the Company’s insurance subsidiaries. Any proposed or future state legislation or regulations may negatively impact the Company’s financial position or results of operations.

As part of their routine regulatory oversight process, state insurance departments periodically conduct detailed examinations of the books, records and accounts of insurance companies domiciled in their states. Such examinations generally are conducted in cooperation with the insurance departments of multiple states under guidelines promulgated by the National Association of Insurance Commissioners (NAIC). The most recently completed examinations of NLIC and NLAIC were conducted by the Ohio Department of Insurance (ODI) for the five-year period ended December 31, 2001. These examinations did not result in any significant issues or adjustments. The ODI will conduct its next examination of NLIC and NLAIC during 2006.

State insurance regulatory authorities regularly make inquiries, hold investigations and administer market conduct examinations with respect to insurers’ compliance with applicable insurance laws and regulations. NLIC and NLAIC are currently undergoing regulatory market conduct examinations in 13 states. NLIC and NLAIC continuously monitor sales, marketing and advertising practices and related activities of their agents and personnel and provide continuing education and training in an effort to ensure compliance with applicable insurance laws and regulations. There can be no assurance that any non-compliance with such applicable laws and regulations would not have a material adverse effect on the Company.

In December 2004, the NAIC adopted model legislation implementing new disclosure requirements with respect to compensation of insurance producers. During 2005, several states (Arkansas, Connecticut, Georgia, Nevada, Oregon, Rhode Island and Texas) adopted legislation addressing producer compensation or disclosure. All adopted legislation focused on the producer rather than the insurance company. At the December 2005 NAIC Meeting, state regulators commented that the urgency to enact the NAIC model and to develop additional requirements had decreased significantly. As a result of these developments, the Company believes that the impact of the NAIC model legislation and related regulation will be minimal.

Regulation of Dividends and Other Payments

State insurance laws generally restrict the ability of insurance companies to pay cash dividends and make other payments in excess of certain prescribed limitations without prior approval. The Company is limited in the amount of shareholder dividends it may pay without prior approval by the ODI. The statutory capital and surplus of NLIC as of December 31, 2005 and 2004 was $2.60 billion and $2.39 billion, respectively. The statutory net income of NLIC for the years ended December 31, 2005, 2004 and 2003 was $462.5 million, $317.7 million and $444.4 million, respectively. As of January 1, 2006, based on statutory financial results as of and for the year ended December 31, 2005, NLIC could pay dividends totaling $277.5 million without obtaining prior approval. On February 22, 2006, NLIC declared a $70.0 million dividend to NFS.

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

Risk-Based Capital Requirements

In order to enhance the regulation of insurer solvency, the NAIC has adopted a model law to implement risk-based capital (RBC) requirements for life insurance companies. The requirements are designed to monitor capital adequacy and to raise the level of protection that statutory surplus provides for policyholders. The model law measures four major areas of risk facing life insurers: (1) the risk of loss from asset defaults and asset value fluctuation; (2) the risk of loss from adverse mortality (the relative incidence of death in a given time) and morbidity (the relative incidence of disability resulting from disease or physical impairment) experience; (3) the risk of loss from mismatching of asset and liability cash flow due to changing interest rates; and (4) business risks. Insurers having less statutory surplus than required by the RBC model formula will be subject to varying degrees of regulatory action depending on the level of capital inadequacy.

Based on the formula adopted by the NAIC, the adjusted capital of NLIC and NLAIC as of December 31, 2005 exceeded the levels at which they would be required to take corrective action.

Assessments Against and Refunds to Insurers

Insurance guaranty association laws exist in each state, the District of Columbia and the Commonwealth of Puerto Rico. Insurers doing business in any of these jurisdictions can be assessed for policyholder losses incurred by insolvent insurance companies. The amount and timing of any future assessment on or refund to NLIC and its insurance subsidiaries under these laws cannot be reasonably estimated and are beyond the control of NLIC and its insurance subsidiaries. A large part of the assessments paid by NLIC and its insurance subsidiaries pursuant to these laws may be used as credits for a portion of NLIC and its insurance subsidiaries’ premium taxes. For the years ended December 31, 2005, 2004 and 2003, net premium tax refunds received by the Company were immaterial.

Securities Laws

NLIC and NLAIC, and certain policies and contracts offered by these companies, are subject to regulation under the federal securities laws administered by the U.S. Securities and Exchange Commission (SEC) and under certain state securities laws. Certain separate accounts of NLIC and NLAIC are registered as investment companies under the Investment Company Act of 1940, as amended (Investment Company Act). Separate account interests under certain variable annuity contracts and variable insurance policies issued by NLIC and NLAIC are also registered under the Securities Act of 1933, as amended. Certain affiliates of the Company are registered as broker/dealers under the Securities Exchange Act of 1934, as amended (Securities Exchange Act), and are members of, and subject to regulation by, the National Association of Securities Dealers (NASD).

Certain affiliates of the Company are investment advisors registered under the Investment Advisors Act of 1940, as amended. The investment companies managed by such subsidiaries are registered with the SEC under the Investment Company Act, and the shares of certain of these entities are qualified for sale in certain states and the District of Columbia. A subsidiary of the Company is registered with the SEC as a transfer agent. Certain subsidiaries of the Company are also subject to the SEC’s net capital rules.

All aspects of the investment advisory activities of NLIC and NLAIC are subject to applicable federal and state laws and regulations in the jurisdictions in which they conduct business. These laws and regulations are primarily intended to benefit investment advisory clients and investment company shareholders and generally grant supervisory agencies broad administrative powers, including the power to limit or restrict the transaction of business for failure to comply with such laws and regulations. In such event, the possible sanctions which may be imposed include the suspension of individual employees, limitations on the activities in which the investment advisor may engage, suspension or revocation of the investment advisor’s registration as an advisor, censure and fines.

ERISA Considerations

On December 13, 1993, the U.S. Supreme Court issued its opinion in John Hancock Mutual Life Insurance Company v. Harris Trust and Savings Bank, holding that certain assets in excess of amounts necessary to satisfy guaranteed obligations held by Hancock in its general account under a participating group annuity contract are “plan assets” and therefore subject to certain fiduciary obligations under the Employee Retirement Income Security Act of 1974, as amended (ERISA). ERISA requires that fiduciaries perform their duties solely in the interest of ERISA plan participants and beneficiaries, and with the care, skill, prudence and diligence that a prudent person acting in a like capacity and familiar with such matters would use in the conduct of an enterprise of a like character and with like aims. The Court imposed ERISA fiduciary obligations to the extent that the insurer’s general account is not reserved to pay benefits under guaranteed benefit policies (i.e., benefits whose value would not fluctuate in accordance with the insurer’s investment experience).

The U.S. Secretary of Labor issued final regulations on January 5, 2000, providing guidance for the purpose of determining, in cases where an insurer issues one or more policies backed by the insurer’s general account to or for the benefit of an employee benefit plan, which assets of the insurer constitute plan assets for purposes of ERISA and the IRC. The regulations apply only with respect to a policy issued by an insurer to an ERISA plan on or before December 31, 1998. In the case of such a policy, most provisions of the regulations became applicable on July 5, 2001. Generally, where the basis of a claim is that insurance company general account assets constitute plan assets, no person will be liable under ERISA or the IRC for conduct occurring prior to July 5, 2001. However, certain provisions under the final regulations are applicable as follows: (1) certain contract termination features became applicable on January 5, 2000 if the insurer engages in certain unilateral actions; and (2) the initial and separate account disclosure provisions became applicable July 5, 2000. New policies issued after December 31, 1998 which are not guaranteed benefit policies subject the issuer to ERISA fiduciary obligations. Since NLIC issues fixed group annuity contracts that are backed by its general account and used to fund employee benefit plans, NLIC is subject to these requirements.

Tax Legislation

United States Federal income tax payable by policyholders on investment earnings is deferred during the accumulation period of certain life insurance and annuity products. This favorable tax treatment may give certain of NLIC’s products a competitive advantage over other non-insurance products. The Jobs and Growth Tax Relief Reconciliation Act of 2003 reduces the federal income tax rates applicable to certain dividends and capital gains realized by individuals. The American Jobs Creation Act of 2004 modified and codified the rules applicable to nonqualified deferred compensation plans, a market in which the Company provides services and products. In 2003, the U.S. Treasury Department issued new regulations regarding the taxation of split dollar life insurance contracts, and in 2005 it issued new regulations regarding the determination of required minimum distributions from certain annuity products and the valuation of life insurance contracts for federal tax purposes. These legislative and regulatory changes may lessen the competitive advantage of certain of NLIC’s products compared to other investments that generate dividend and/or capital gain income. As a result, demand for certain of NLIC’s products that offer income tax deferral may be negatively impacted.

The U.S. Congress periodically has considered possible legislation that would eliminate many of the tax benefits currently afforded to annuity products. In November 2005, the President’s Advisory Panel on Federal Tax Reform issued a report containing proposals, which if enacted as proposed, could materially reduce the tax advantages of purchasing variable annuity and cash value life insurance products as compared to other investment vehicles. The report included several proposals regarding the creation of tax-advantaged retirement and life savings accounts that were similar to proposals previously made by the Bush administration. Although the proposals were not enacted in 2005, those proposals, or other similar proposals, could be introduced for enactment in future periods.

Available Information

The Company files Current Reports on Form 8-K, Quarterly Reports on Form 10-Q, Annual Reports on Form 10-K and other reports electronically with the SEC, which are available on the SEC’s web site (http://www.sec.gov). In addition, all reports filed by the Company with the SEC may be read and copied at the SEC’s Public Reference Room located at 100 F Street, N.E., Room 1580, Washington, D.C. 20549. Information on the operation of the Public Reference Room may be obtained by calling the SEC at 1-800-SEC-0330. The Company also provides electronic and/or paper copies of these reports, free of charge. Requests for copies should be made to Mark Barnett, Vice President – Investor Relations, One Nationwide Plaza, Columbus, Ohio 43215-2220, or via telephone at 614-677-5331.

ITEM 1A RISK FACTORS

Changes in general economic and market conditions and interest rates may significantly affect the value of the Company’s investment portfolio.

The Company’s investment portfolio primarily consists of fixed-income securities and mortgage loans on real estate. The market values of these invested assets fluctuate depending on general economic and market conditions and the interest rate environment. For example, if interest rates rise, the investments generally will decrease in value. If interest rates decline, the investments generally will increase in value with the possible exception of mortgage-backed securities (MBSs), which may decline due to higher prepayments on the mortgages underlying the securities.

MBSs, including collateralized mortgage obligations (CMOs), are subject to prepayment risks that vary with interest rates, among other things. During periods of declining interest rates, MBSs generally prepay faster as the underlying mortgages are prepaid and/or refinanced by borrowers in order to take advantage of lower rates. MBSs that have an amortized cost greater than par (i.e., purchased at a premium) may incur a reduction in yield or a loss as a result of such prepayments. In addition, during such periods, the Company generally will be unable to reinvest the proceeds of any such prepayment at comparable yields. Conversely, during periods of rising interest rates, the frequency of prepayments generally decreases. MBSs that have an amortized value less than par (i.e., purchased at a discount) may incur a decrease in yield or a loss as a result of slower prepayments.

The Company attempts to mitigate the negative impact of interest rate changes through asset/liability management, including investing in non-callable bonds where practical and purchasing private placement bonds and entering into mortgage loan contracts that provide prepayment protection. There can be no assurance, however, that management will be able to successfully manage the negative impact of interest rate changes. Additionally, for business, regulatory or other reasons, the Company periodically may elect or be required to sell certain of its invested assets when their fair values are less than their original cost, resulting in realized capital losses, which would reduce net income.

Changes in interest rates and in the financial markets may reduce the Company’s interest spread income, earnings and sales.

The Company is exposed to various interest rate risks. Many of the products contain guarantees that require the Company to credit at least a minimum rate of interest to policyholders. In addition, for competitive reasons, the Company may at times continue to credit above-minimum interest rates to policyholders despite reductions in prevailing market interest rates. Current crediting rates for many of the Company’s individual annuity products are at or near the contractual minimum rates. Decreases in market interest rates would result in declines in the portfolio yield on investments backing the Company’s individual annuity products. A reduction in interest spread income, the difference between the interest rates that the Company credits policyholders and the yield the Company is able to earn on investments, may reduce earnings. If policyholders cancel their policies or withdraw the cash values of their policies to seek better investment yields in response to changing interest rates, the Company’s revenues are likely to decrease. If market interest rates decline, net investment income will decrease if higher-yielding fixed-income securities mature or are redeemed and the proceeds must be reinvested in lower-yielding securities.

Volatility in interest rates and equity markets could reduce consumer demand for the Company’s products and result in lower sales.

Changes in interest rates may negatively impact the Company’s liquidity.

Significant increases in prevailing interest rates may cause the Company’s policyholders to withdraw the cash value of their policies as they seek more attractive returns. If large numbers of policyholders or policyholders with large balances withdraw their policy values, the Company may be required to borrow funds or liquidate investments to raise the cash necessary to fund their withdrawals. Particularly in periods of volatile interest rates, liquidations can result in capital losses to the Company. Because volatile interest rates often make fixed-income investments like mortgages and privately placed bonds more difficult to sell, there is also a risk that the Company will find it difficult to raise the cash necessary to fund a very large amount of withdrawal activity.

A decline in the equity markets can cause the values of the Company’s separate account assets to decline and reduce revenues, increase claims, increase payment obligations under guaranteed contracts and result in the accelerated amortization of deferred policy acquisition costs (DAC).

A significant source of revenues for the Company is derived from asset management fees, which are calculated as a percentage of separate account assets. Gains and losses in the equity markets will result in corresponding increases or decreases in separate account assets and asset management fee revenue. In addition, a decrease in separate account assets may decrease the Company’s expectations of future profit margins due to a decrease in asset fee revenue and/or an increase in guaranteed contract claims, which also may require the Company to accelerate the amortization of DAC. See Part II, Item 7A – Quantitative and Qualitative Disclosures About Market Risk – Equity Market Risk for a complete discussion of risk factors related to equity market risk, including guaranteed contracts.

Deviations from assumptions regarding future persistency, mortality, morbidity and interest rates used in calculating reserve amounts could have a material adverse impact on the Company’s consolidated net income.

The process of calculating reserve amounts for a life insurance organization involves the use of a number of assumptions, including those related to persistency (how long a contract stays with a company), mortality, morbidity and interest rates (the rates expected to be paid or received on financial instruments, including insurance or investment contracts). Actual results could differ significantly from those assumed. As such, deviations from one or more of these assumptions could result in material adverse impacts on the Company’s consolidated net income.

A decline in the Company’s financial strength ratings could adversely affect the Company’s operations.

See Part I, Item 1 – Business – Ratings for a description of risk factors related to ratings.

NLIC and NLAIC are subject to extensive regulations designed to benefit or protect policyholders rather than the Company.

See Part I, Item 1 – Business – Regulation – Regulation at State Level for a general description of the regulations designed to benefit or protect policyholders. Changes in regulations or in the interpretation of existing laws or regulations may adversely impact pricing, reserve adequacy or exposure to litigation and could increase the costs of regulatory compliance by the Company’s insurance subsidiaries. Any proposed or future state legislation or regulations may negatively impact the Company’s finanical position or results of operations.

Certain changes in federal laws and regulations may adversely affect the Company’s financial position or results of operations.

Although the federal government does not directly regulate the insurance industry, federal legislation, administrative policies and court decisions may significantly and adversely affect certain areas of the Company’s business. In addition to product tax issues, these areas include pension and employee welfare benefit plan regulation, financial services regulation and taxation generally. For example, the following events could adversely affect the Company’s business:

•	changes in laws such as ERISA, as amended, that apply to group annuities (see Part I, Item 1 – Business – Regulation – ERISA Considerations for a complete discussion of ERISA);

•	changes in tax laws that would reduce or eliminate the tax-deferred accumulation of earnings on the premiums paid by the holders of annuities and life insurance products;

•	repeal of the federal estate tax;

•	changes in applicable regulations that could restrict the ability of some companies to purchase certain COLI products;

•	changes in the availability of, or rules concerning the establishment and operation of, Section 401(k), 403(b) and 457 plans or individual retirement accounts;

•	changes in tax laws (see Part I, Item 1 – Business – Regulation – Potential Tax Legislation for a description of risk factors related to potential tax legislation); or

•	changes in tax regulations, such as the proposed regulations that would alter the way tax sheltered annuities described in Section 403(b) of the IRC may be offered and sold.

Litigation or regulatory actions in connection with late trading, market timing, compensation and bidding arrangements, unsuitable sales and replacements, the use of finite reinsurance and/or other sales practices could have a material adverse effect on the Company.

See Part I, Item 3 – Legal Proceedings for a description of litigation and regulatory actions. These and future litigation matters may negatively affect the Company by resulting in the payment of substantial awards or settlements, increasing legal and compliance costs, diverting management attention from other business issues or harming the Company’s reputation with customers.

Certain changes in accounting and/or financial reporting standards issued by the Financial Accounting Standards Board (FASB), the SEC or other standard-setting bodies could have a material adverse impact on the Company’s financial position or results of operations.

The Company is subject to the application of U.S. generally accepted accounting principles (GAAP), which periodically are revised and/or expanded. As such, the Company periodically is required to adopt new or revised accounting and/or financial reporting standards issued by recognized accounting standard setters or regulators, including the FASB and the SEC. It is possible that future requirements could change the Company’s current application of GAAP, resulting in a material adverse impact on the Company’s financial position or results of operations.

The continued threat of terrorism and ongoing military and other actions may result in decreases in the Company’s consolidated net income, revenue and assets under management and may adversely affect the Company’s consolidated investment portfolio.

The continued threat of terrorism within the U.S. and abroad and the ongoing military and other actions and heightened security measures in response to these types of threats may cause significant volatility and declines in the U.S., European and other securities markets, loss of life, property damage, additional disruptions to commerce and reduced economic activity. Actual terrorist attacks could cause a decrease in the Company’s consolidated net income and/or revenue as a result of decreased economic activity and/or payment of claims. In addition, some of the assets in the Company’s investment portfolio may be adversely affected by declines in the securities markets and economic activity caused by the continued threat of terrorism, ongoing military and other actions and heightened security measures.

The Company cannot predict at this time whether and the extent to which industry sectors in which the Company maintains investments may suffer losses as a result of potential decreased commercial and economic activity, or how any such decrease might impact the ability of companies within the affected industry sectors to pay interest or principal on their securities, or how the value of any underlying collateral might be affected.

Although the Company does not believe that the continued threat of terrorist attacks will have any material impact on the Company’s financial strength or performance, the Company can offer no assurances that this threat, future terrorist-like events in the U.S. and abroad or military actions by the U.S. will not have a material adverse effect on the Company’s business, financial position or results of operations.

The Company operates in a highly competitive industry, which can significantly impact operating results.

See Part I, Item 1 – Business – Competition for a description of competitive factors affecting the Company. The Company’s revenues and profitability could be negatively impacted as a result of competition.

ITEM 1B UNRESOLVED STAFF COMMENTS

None.

ITEM 2 PROPERTIES

Pursuant to an arrangement between NMIC and certain of its subsidiaries, during 2005 the Company leased on average approximately 903,000 square feet of office space in the three building home office complex and in other offices in central Ohio. In addition, during 2005 NMIC announced plans to build and occupy a six-story, 130,000 square foot building in Columbus, Ohio. The Company expects to lease some of this space from NMIC. The Company believes that its present and planned facilities are adequate for the anticipated needs of the Company.

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

In recent years, life insurance companies have been named as defendants in lawsuits, including class action lawsuits relating to life insurance and annuity pricing and sales practices. A number of these lawsuits have resulted in substantial jury awards or settlements against life insurers other than the Company.

The financial services industry, including mutual fund, variable annuity, life insurance and distribution companies, has also been the subject of increasing scrutiny by regulators, legislators and the media over the past few years. Numerous regulatory agencies, including the SEC, the NASD and the New York State Attorney General, have commenced industry-wide investigations regarding late trading and market timing in connection with mutual funds and variable insurance contracts, and have commenced enforcement actions against some mutual fund and life insurance companies on those issues. The Company has been contacted by or received subpoenas from the SEC and the New York State Attorney General, who are investigating market timing in certain mutual funds offered in insurance products sponsored by the Company. The Company has cooperated with these investigations. Information requests from the New York State Attorney General and the SEC with respect to investigations into late trading and market timing were last responded to by the Company and its affiliates in December 2003 and April 2005, respectively, and no further information requests have been received with respect to these matters.

In addition, state and federal regulators have commenced investigations or other proceedings relating to compensation and bidding arrangements and possible anti-competitive activities between insurance producers and brokers and issuers of insurance products, and unsuitable sales and replacements by producers on behalf of the issuer. Also under investigation are compensation and revenue sharing arrangements between the issuers of variable insurance contracts and mutual funds or their affiliates, the use of side agreements and finite reinsurance agreements, and funding agreements issued to back MTN programs. Related investigations and proceedings may be commenced in the future. The Company and/or its affiliates have been contacted by or received subpoenas from state and federal regulatory agencies, state securities law regulators and state attorneys general for information relating to these investigations into compensation, revenue sharing and bidding arrangements, anti-competitive activities, unsuitable sales or replacement practices, the use of side agreements and finite reinsurance agreements, and funding agreements backing the MTN program. The Company is cooperating with regulators in connection with these inquiries and will cooperate with NMIC in responding to these inquiries to the extent that any inquiries encompass NMIC’s operations.

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

On February 11, 2005, NLIC was named in a class action lawsuit filed in Common Pleas Court, Franklin County, Ohio entitled Michael Carr v. Nationwide Life Insurance Company. The complaint seeks recovery for breach of contract, fraud by omission, violation of the Ohio Deceptive Trade Practices Act and unjust enrichment. The complaint also seeks unspecified compensatory damages, disgorgement of all amounts in excess of the guaranteed maximum annual premium and attorneys’ fees. On February 2, 2006, the court granted the plaintiff’s motion for class certification on the breach of contract and unjust enrichment claims. The court certified a class consisting of all residents of the United States who, during the class period from February 10, 1995 through February 2, 2006, purchased life insurance policies from NLIC that provided for guaranteed maximum premiums and who paid premiums on a modal basis to NLIC. Excluded from the class are NLIC; any parent, subsidiary or affiliate of NLIC; all employees, officers and directors of NLIC; and any justice, judge or magistrate judge of the State of Ohio who may hear the case. The case is currently set for trial on April 10, 2006. NLIC intends to defend this lawsuit vigorously.

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

On January 21, 2004, the Company was named in a lawsuit filed in the United States District Court for the Northern District of Mississippi entitled United Investors Life Insurance Company v. Nationwide Life Insurance Company and/or Nationwide Life Insurance Company of America and/or Nationwide Life and Annuity Insurance Company and/or Nationwide Life and Annuity Company of America and/or Nationwide Financial Services, Inc. and/or Nationwide Financial Corporation, and John Does A-Z. In its complaint, plaintiff United Investors alleges that the Company and/or its affiliated life insurance companies caused the replacement of variable insurance policies and other financial products issued by United Investors with policies issued by the Nationwide defendants. The plaintiff raises claims for: (1) violations of the Federal Lanham Act, and common law unfair competition and defamation; (2) tortious interference with the plaintiff’s contractual relationship with Waddell & Reed, Inc. and/or its affiliates, Waddell & Reed Financial, Inc., Waddell & Reed Financial Services, Inc. and W&R Insurance Agency, Inc., or with the plaintiff’s contractual relationships with its variable policyholders; (3) civil conspiracy; and (4) breach of fiduciary duty. The complaint seeks compensatory damages, punitive damages, pre- and post-judgment interest, a full accounting, a constructive trust, and costs and disbursements, including attorneys’ fees. The Company filed a motion to dismiss the complaint on June 1, 2004. On February 8, 2005 the court denied the motion to dismiss. On March 23, 2005, the Company filed its answer, and on December 30, 2005, the Company filed a motion for summary judgment. The Company intends to defend this lawsuit vigorously.

On October 31, 2003, NLIC and NLAIC were named in a lawsuit seeking class action status filed in the United States District Court for the District of Arizona entitled Robert Helman et al v. Nationwide Life Insurance Company et al. The suit challenges the sale of deferred annuity products for use as investments in tax-deferred contributory retirement plans. On April 8, 2004, the plaintiff filed an amended class action complaint on behalf of all persons who purchased an individual variable deferred annuity contract or a certificate to a group variable annuity contract issued by NLIC or NLAIC which were allegedly used to fund certain tax-deferred retirement plans. The amended class action complaint seeks unspecified compensatory damages. NLIC and NLAIC filed a motion to dismiss the complaint on May 24, 2004. On July 27, 2004, the court granted the motion to dismiss. The plaintiff has appealed that dismissal to the United States Court of Appeals for the Ninth Circuit. NLIC and NLAIC intend to defend this lawsuit vigorously.

On August 15, 2001, the Company was named in a lawsuit filed in the United States District Court for the District of Connecticut entitled Lou Haddock, as trustee of the Flyte Tool & Die, Incorporated Deferred Compensation Plan, et al v. Nationwide Financial Services, Inc. and Nationwide Life Insurance Company. The plaintiffs first amended their complaint on September 5, 2001 to include class action allegations and have subsequently amended their complaint three times. As amended, in the current complaint the plaintiffs seek to represent a class of ERISA qualified retirement plans that purchased variable annuities from NLIC. The plaintiffs allege that they invested ERISA plan assets in their variable annuity contracts and that the Company breached ERISA fiduciary duties by allegedly accepting service payments from certain mutual funds. The complaint seeks disgorgement of some or all of the payments allegedly received by the Company, other unspecified relief for restitution, declaratory and injunctive relief, and attorneys’ fees. On December 13, 2001, the plaintiffs filed a motion for class certification. The plaintiffs filed a supplement to that motion on September 19, 2003. The Company opposed that motion on December 24, 2003. On July 6, 2004, the Company filed a Revised Memorandum in Support of Summary Judgment. The Company’s motion for summary judgment was denied with respect to all claims on February 24, 2006. The Company intends to defend this lawsuit vigorously.

ITEM 4 SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Omitted due to reduced disclosure format.

PART II

ITEM 5 MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

There is no established public trading market for NLIC’s shares of common stock. All 3,814,779 issued and outstanding shares of NLIC’s common stock are owned by NFS. NLIC did not repurchase any shares of its common stock or sell any unregistered shares of its common stock during 2005.

NLIC declared and paid to NFS $185.0 million, $125.0 million and $60.0 million in cash dividends during 2005, 2004 and 2003, respectively. In addition, NLIC sought and obtained prior regulatory approval from the ODI to return to NFS $100.0 million of capital during 2003. There was no return of capital to NFS during 2005 and 2004. On February 22, 2006, NLIC declared a $70.0 million dividend to NFS.

NLIC currently does not have a formal dividend policy.

See Part I, Item 1 – Business – Regulation – Regulation of Dividends and Other Payments for information regarding dividend restrictions.

ITEM 6 SELECTED CONSOLIDATED FINANCIAL DATA

Omitted due to reduced disclosure format.

ITEM 7 MANAGEMENT’S NARRATIVE ANALYSIS OF THE RESULTS OF OPERATIONS

Forward-Looking Information

The information included herein contains certain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 with respect to the results of operations and businesses of the Company. Whenever used in this report, words such as “anticipate,” “estimate,” “expect,” “intend,” “plan,” “believe,” “project,” “target,” and other words of similar meaning are intended to identify such forward-looking statements. These forward-looking statements involve certain risks and uncertainties. Factors that may cause actual results to differ materially from those contemplated or projected, forecast, estimated or budgeted in such forward-looking statements include, among others, the following possibilities:

(i)

the potential impact on the Company’s reported net income and related disclosures that could result from the adoption of certain accounting and/or financial reporting standards issued by the FASB, the SEC or other standard-setting bodies;

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

(viii)

changes in interest rates and the equity markets causing a reduction of investment income and/or asset fees; an acceleration of the amortization of DAC; or a reduction in the demand for the Company’s products;

(ix)

reduction in the value of the Company’s investment portfolio as a result of changes in interest rates and yields in the market as well as geopolitical conditions and the impact of political, regulatory, judicial, economic or financial events, including terrorism, affecting the market generally and companies in the Company’s investment portfolio specifically;

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

Overview

Following is management’s narrative analysis of the results of operations of the Company for the three years ended December 31, 2005. This discussion should be read in conjunction with the audited consolidated financial statements and related notes beginning on page F-1 of this report.

See Part I, Item 1 – Business – Overview for a description of the Company and its ownership structure.

Business Segments

Management of the Company views its business primarily based on the underlying products, and this is the basis used for defining its reportable segments. The Company reports four segments: Individual Investments, Retirement Plans, Individual Protection, and Corporate and Other.

The primary segment profitability measure that management uses is pre-tax operating earnings, which is calculated by adjusting income from continuing operations before federal income taxes and the cumulative effect of adoption of accounting principles to exclude: (1) net realized gains and losses on investments, hedging instruments and hedged items, except for periodic net coupon settlements on non-qualifying derivatives; (2) net realized gains and losses related to securitizations; and (3) the adjustment to amortization of DAC related to net realized gains and losses.

See Part I, Item 1 – Business – Business Segments for a description of the components of each segment.

The following table summarizes pre-tax operating earnings (loss) by segment for the years ended December 31:

(dollars in millions)	2005	2004	Change	2003	Change
Individual Investments	$223.8	$220.0	2%	$166.3	32%
Retirement Plans	114.3	125.3	(9)%	122.5	2%
Individual Protection	192.8	170.6	13%	150.0	14%
Corporate and Other	80.7	62.1	30%	96.4	(36)%

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

Management makes decisions concerning the sale of invested assets based on a variety of market, business, tax and other factors. All realized gains and losses generated by these sales, charges related to other-than-temporary impairments of available-for-sale securities and other investments, and changes in valuation allowances on mortgage loans on real estate are reported in realized gains and losses on investments, hedging instruments and hedged items. Also included are changes in the fair values of derivatives qualifying as fair value hedges and the related changes in the fair values of hedged items; the ineffective, or excluded, portion of cash flow hedges; changes in the fair values of derivatives that do not qualify for hedge accounting treatment; and periodic net coupon settlements on non-qualifying derivatives.

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

Profitability

The Company’s profitability largely depends on its ability to effectively price and manage risk on its various products, administer customer funds and control operating expenses. Lapse rates on existing contracts also impact profitability.

In particular, the Company’s profitability is driven by fee income on separate account products, general account asset levels and management’s ability to manage interest spread income. Interest spread income is comprised of net investment income, excluding any applicable allocated charges for invested capital, less interest credited to policyholder account values. Interest spread income can vary depending on crediting rates offered by the Company; performance of the investment portfolio, including the rate of prepayments; changes in market interest rates; the competitive environment; and other factors. In recent periods, management has taken actions to address low interest rate environments and the resulting impact on interest spread margins, including reducing commissions on fixed annuity sales, launching new products with new guaranteed rates, discontinuing the sale of its leading annual reset fixed annuities and invoking contractual provisions that limit the amount of variable annuity deposits allocated to the guaranteed fixed option. Also, the majority of new business now contains lower floor guarantees than were historically provided.

In addition, life insurance profits are significantly impacted by mortality, morbidity and persistency experience.

Cumulative Effect of Adoption of Accounting Principle

The Company adopted Statement of Position (SOP) 03-1, Accounting and Reporting by Insurance Enterprises for Certain Nontraditional Long-Duration Contracts and for Separate Accounts (SOP 03-1), effective January 1, 2004, which resulted in a $3.3 million charge, net of taxes, as the cumulative effect of adoption of this accounting principle. See Note 3 to the audited consolidated financial statements included in the F pages of this report for a complete description of SOP 03-1.

Critical Accounting Policies and Recently Issued Accounting Standards

The preparation of financial statements in accordance with GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements. Actual results could differ significantly from those estimates.

The most critical estimates include those used to determine the following: the balance, recoverability and amortization of DAC for investment products and universal life insurance products; impairment losses on investments; valuation allowances for mortgage loans on real estate; federal income tax provisions; the liability for future policy benefits; and pension and other postretirement employee benefits.

Note 2 and Note 3 to the audited consolidated financial statements included in the F pages of this report provide a summary of significant accounting policies and a discussion of recently issued accounting standards, respectively.

Deferred Policy Acquisition Costs for Investment Products and Universal Life Insurance Products

The Company has deferred the costs of acquiring investment products and universal life insurance products business, principally commissions, certain expenses of the policy issue and underwriting department, and certain variable sales expenses that relate to and vary with the production of new and renewal business. Investment products primarily consist of individual and group variable and fixed deferred annuities. Universal life insurance products include universal life insurance, variable universal life insurance, COLI and other interest-sensitive life insurance policies. DAC is subject to recoverability testing at the time of policy issuance and loss recognition testing at the end of each reporting period.

For investment products (principally individual and group annuities) and universal life insurance products, DAC is being amortized with interest over the lives of the policies in relation to the present value of estimated gross profits from projected interest margins, asset fees, cost of insurance charges, administration fees, surrender charges, and net realized gains and losses less policy benefits and policy maintenance expenses. The DAC asset related to investment products and universal life insurance products is adjusted to reflect the impact of unrealized gains and losses on fixed maturity securities available-for-sale, as described in Note 2(b) to the audited consolidated financial statements included in the F pages of this report.

The most significant assumptions that are involved in the estimation of future gross profits include future net separate account performance, surrender/lapse rates, interest margins and mortality. The Company’s long-term assumption for net separate account performance is currently 8% growth per year. If actual net separate account performance varies from the 8% assumption, the Company assumes different performance levels over the next three years such that the mean return equals the long-term assumption. This process is referred to as a reversion to the mean. The assumed net separate account return assumptions used in the DAC models are intended to reflect what is anticipated. However, based on historical returns of the S&P 500 Index, and as part of its pre-set parameters, the Company’s reversion to the mean process generally limits returns to 0-15% during the three-year reversion period.

Changes in assumptions can have a significant impact on the amount of DAC reported for investment products and universal life insurance products and their related amortization patterns. In the event actual experience differs from assumptions or assumptions are revised, the Company is required to record an increase or decrease in DAC amortization expense (referred to as DAC unlocking), which could be significant. In general, increases in the estimated general and separate account returns result in increased expected future profitability and may lower the rate of DAC amortization, while increases in lapse/surrender and mortality assumptions reduce the expected future profitability of the underlying business and may increase the rate of DAC amortization.

Management evaluates the appropriateness of the individual variable annuity DAC balance within pre-set parameters. These parameters are designed to appropriately reflect the Company’s long-term expectations with respect to individual variable annuity contracts while also evaluating the potential impact of short-term experience on the Company’s recorded individual variable annuity DAC balance. If the recorded balance of individual variable annuity DAC falls outside of these parameters for a prescribed period of time, or if the recorded balance falls outside of these parameters and management determines it is not reasonably possible to get back within the parameters during this period of time, assumptions are required to be unlocked and DAC is recalculated using revised best estimate assumptions. Otherwise, DAC is not unlocked to reflect updated assumptions. If DAC assumptions were unlocked and revised, the Company would continue to use the reversion to the mean process.

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

Under the Company’s accounting policy for equity securities and debt securities that can be contractually prepaid or otherwise settled in a way that may limit the Company’s ability to fully recover cost, an impairment is deemed to be other-than-temporary unless the Company has both the ability and intent to hold the investment until the security’s forecasted recovery and evidence exists indicating that recovery will occur in a reasonable period of time. Also, for such debt securities management estimates cash flows over the life of purchased beneficial interests in securitized financial assets. If management estimates that the fair value of its beneficial interest is not greater than or equal to its carrying value based on current information and events, and if there has been an adverse change in estimated cash flows since the last revised estimate (considering both timing and amount), then the Company recognizes an other-than-temporary impairment and writes down the purchased beneficial interest to fair value.

For other debt securities, an other-than-temporary impairment charge is taken when the Company does not have the ability and intent to hold the security until the forecasted recovery or if it is no longer probable that the Company will recover all amounts due under the contractual terms of the security. Many criteria are considered during this process including, but not limited to, the current fair value as compared to cost or amortized cost, as appropriate, of the security; the amount and length of time a security’s fair value has been below cost or amortized cost; specific credit issues and financial prospects related to the issuer; management’s intent to hold or dispose of the security; and current economic conditions.

Other-than-temporary impairment losses result in a permanent reduction to the cost basis of the underlying investment.

Impairment losses are recorded on investments in long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets’ carrying amounts.

Significant changes in the factors management considers when evaluating investments for impairment losses, including significant deterioration in the credit worthiness of individual issuers, could result in a significant change in impairment losses reported in the consolidated financial statements.

Valuation Allowances for Mortgage Loans on Real Estate

The Company provides valuation allowances for impairments of mortgage loans on real estate based on a review by portfolio managers. Mortgage loans on real estate are considered impaired when, based on current information and events, it is probable that the Company will be unable to collect all amounts due according to the contractual terms of the loan agreement. When management determines that a loan is impaired, a provision for loss is established equal to the difference between the carrying value and the present value of expected future cash flows discounted at the loan’s effective interest rate, or the fair value of the collateral, if the loan is collateral dependent. In addition to the valuation allowance on specific loans, the Company maintains an unallocated allowance for probable losses inherent in the loan portfolio as of the balance sheet date, but not yet specifically identified by loan. Changes in the valuation allowance are recorded in net realized gains and losses on investments, hedging instruments and hedged items. Loans in foreclosure are placed on non-accrual status. Interest received on non-accrual status mortgage loans on real estate is included in net investment income in the period received.

The valuation allowance account for mortgage loans on real estate is maintained at a level believed adequate by management and reflects management’s best estimate of probable credit losses, including losses incurred at the balance sheet date but not yet identified by specific loan. Management’s periodic evaluation of the adequacy of the allowance for losses is based on past loan loss experience, known and inherent risks in the portfolio, adverse situations that may affect the borrower’s ability to repay, the estimated value of the underlying collateral, composition of the loan portfolio, current economic conditions and other relevant factors.

Significant changes in the factors management considers in determining the valuation allowance for mortgage loans on real estate could result in a significant change in the valuation allowance reported in the consolidated financial statements.

Federal Income Taxes

Management provides for federal income taxes based on amounts it believes it ultimately will owe. Inherent in the provision for federal income taxes are estimates regarding the deductibility of certain items and the realization of certain tax credits. In the event the ultimate deductibility of certain items or the realization of certain tax credits differs from estimates, management may be required to significantly change the provision for federal income taxes recorded in the consolidated financial statements. Any such change could significantly affect the amounts reported in the consolidated statements of income.

The Company’s federal income tax returns are routinely audited by the Internal Revenue Service (IRS), and the Company is currently under examination for the 2000-2002 tax years. Management has established tax reserves representing its best estimate of additional amounts it may be required to pay if certain tax positions it has taken are challenged and ultimately denied by the IRS. These reserves are reviewed regularly and are adjusted as events occur that management believes impact its liability for additional taxes, such as lapsing of applicable statutes of limitations, conclusion of tax audits or substantial agreement on the deductibility/non-deductibility of uncertain items, additional exposure based on current calculations, identification of new issues, release of administrative guidance or rendering of a court decision affecting a particular tax issue. Management believes its tax reserves reasonably provide for potential assessments that may result from IRS examinations and other tax-related matters for all open tax years.

A significant component of the tax reserve is related to the separate account dividends received deduction (DRD). The Company has not reached any final agreements with the IRS with respect to the DRD, and there can be no assurance that any such agreements will be reached. However, resolution of the separate account DRD and/or other identified issues could result in a potentially significant adjustment to the Company’s future results of operations.

Future Policy Benefits

The process of calculating reserve amounts for a life insurance organization involves the use of a number of assumptions, including those related to persistency, mortality, morbidity and interest rates.

The Company calculates its liability for future policy benefits for investment products in the accumulation phase and universal life and variable universal life insurance policies as the policy account balance, which represents participants’ net premiums and deposits plus investment performance and interest credited less applicable contract charges.

The Company’s liability for funding agreements to an unrelated third party trust equals the balance that accrues to the benefit of the contractholder, including interest credited. The funding agreements constitute insurance obligations considered annuity contracts under Ohio insurance laws.

The liability for future policy benefits for traditional life insurance policies has been calculated by the net level premium method using interest rates varying from 5.4% to 6.0% and estimates of mortality, morbidity, investment yields and withdrawals that were used or being experienced at the time the policies were issued.

The liability for future policy benefits for payout annuities has been calculated using the present value of future benefits and maintenance costs discounted using interest rates varying from 3.0% to 13.0%. Also, as of December 31, 2005 and 2004, the calculated reserve was adjusted to reflect the incremental reserve that would be required if unrealized gains and losses had been realized and the proceeds reinvested at lower interest rates, which would have resulted in the use of a lower discount rate.

Pension and Other Postretirement Employee Benefits

Pension and other postretirement employee benefits (OPEB) assumptions are revised at least annually in conjunction with preparation of the Company’s Annual Report on Form 10-K. The 2005 pension expense for substantially all of the Company’s employees and certain agents totaled $16.6 million, an increase of $2.9 million over 2004 pension expense of $13.7 million. Expenses increased at the plan level primarily due to decreasing interest rates, reflected in a lower discount rate. The discount rate used to value cash flows was lowered to 5.00% to determine 2005 pension expense from 5.50% for 2004, and the long-term expected rate of return on plan assets was lowered to 6.75% for 2005 from 7.25% for 2004.

The 2005 and 2004 OPEB (income) expense for substantially all of the Company’s employees and certain agents was $(0.1) million and $0.3 million, respectively. The discount rate used to value cash flows was lowered to 5.70% to determine 2005 OPEB expense from 6.10% in 2004, and the long-term expected rate of return on plan assets was lowered to 6.50% for 2005 from 7.00% for 2004.

Management employs a prospective building block approach in establishing the discount rate and the expected long-term rate of return on plan assets. This process is integrated with the determination of other economic assumptions such as salary scale. The discount rate is set by reference to the yield on high quality corporate bonds to reflect pension settlement rates. For December 31, 2005 and 2004, the reference bond portfolio was the Moody’s AA long term corporate bond index. For pension benefits, a downward adjustment of 50-75 basis points in the discount rate was included for plan administration and other expenses. Since the OPEB liability includes both claims and administration expenses, a similar downward adjustment was not appropriate for the OPEB discount rate. The historical real rate of return for the reference bonds is subtracted from the yield on these bonds to generate an assumed inflation rate. The expected real rates of return on various asset sub-classes are developed based on historic risk premiums for those sub-classes. The expected real rates of return, reduced for investment expenses, are applied to the target allocation of each asset sub-class to produce an expected real rate of return for the target portfolio. This expected real rate of return varies by plan and changes when the plan’s target investment portfolio changes. The expected long-term rate of return on plan assets is the assumed inflation rate plus the expected real rate of return. This process effectively sets the expected return for the plan’s portfolio at the yield for the reference bond portfolio, adjusted for expected risk premiums of the target asset portfolio. Given the prospective nature of this calculation, short-term fluctuations in the market do not impact the expected risk premiums. However, as the yield for the reference bonds fluctuates, the assumed inflation rate and the expected long-term rate are adjusted in tandem.

The following illustrates the impact of changes in individual assumptions (without changing any other assumption) on expenses in 2005: (1) a 50 basis point increase in the pension discount rate would have decreased 2005 pension expense by approximately 13%, while a 50 basis point decrease in the pension discount rate would have increased 2005 pension expense by approximately 29%; (2) a 50 basis point increase in the pension long-term expected rate of return would have decreased 2005 pension expense by approximately 12%, while a 50 basis point decrease in the pension long-term expected rate of return would have increased 2005 pension expense by approximately 12%; (3) a 50 basis point increase in the OPEB discount rate would have decreased 2005 OPEB expense by approximately 31%, while a 50 basis point decrease in the OPEB discount rate would have increased 2005 OPEB expense by approximately 31%; and (4) a 50 basis point increase in the OPEB long-term expected rate of return would have decreased 2005 OPEB expense by approximately 19%, while a 50 basis point decrease in the OPEB long-term expected rate of return would have increased 2005 OPEB expense by approximately 19%.

Results of Operations

2005 Compared to 2004

The following table summarizes the Company’s consolidated results of operations for the years ended December 31:

(dollars in millions)	2005	2004	Change
Revenues:
Policy charges:
Asset fees	$613.2	$588.5	4%
Cost of insurance charges	270.5	259.7	4%
Administrative fees	89.9	91.5	(2)%
Surrender fees	81.5	85.5	(5)%

Total policy charges	1,055.1	1,025.2	3%
Life insurance premiums	260.0	270.4	(4)%
Net investment income	2,105.2	2,000.5	5%
Net realized gains (losses) on investments, hedging instruments and hedged items	10.6	(36.4)	NM
Other	2.2	9.8	(78)%

Total revenues	3,433.1	3,269.5	5%

Benefits and expenses:
Interest credited to policyholder account values	1,331.0	1,277.2	4%
Other benefits and claims	377.5	369.2	2%
Policyholder dividends on participating policies	33.1	36.2	(9)%
Amortization of DAC	466.3	410.1	14%
Interest expense, primarily with NFS	66.3	59.8	11%
Other operating expenses	538.8	582.0	(7)%

Total benefits and expenses	2,813.0	2,734.5	3%

Income from continuing operations before federal income tax expense	620.1	535.0	16%
Federal income tax expense	95.6	120.0	(20)%

Income from continuing operations	524.5	415.0	26%
Cumulative effect of adoption of accounting principles, net of taxes	—	(3.3)	NM

Net income	$524.5	$411.7	27%

Excluding additional federal income tax benefits recorded during the third and fourth quarters of 2005 as discussed below, the increase in net income primarily was driven by additional interest spread income; the recognition of net realized gains on investments, hedging instruments and hedged items in 2005 compared to net losses in 2004; lower other operating expenses; and higher assets fees. Increased amortization of DAC partially offset the overall improvement.

The increase in interest spread income was driven by the Corporate and Other and Individual Investments segments. Within Corporate and Other, higher interest spread income was due to increased invested asset levels primarily as a result of higher excess capital and surplus retained in the Corporate and Other segment and improved earnings from common stock and real estate investments. The increase in interest spread income within the Individual Investments segment primarily resulted from a higher level of invested assets and lower crediting rates.

The Company recorded net realized gains on investments, hedging instruments and hedged items during 2005 compared to net realized losses in 2004 primarily due to a significant decline in impairment charges.

The decline in other operating expenses primarily was due to lower general sales and employee benefit costs.

Asset fees rose primarily due to increases in both average separate account values and the average asset fee rate charged within the Individual Investments segment.

Higher amortization of DAC primarily occurred within the Individual Investments segment due to increased variable annuity revenues. Fixed annuity true-ups and unlocking also contributed to the increase.

During the third quarter of 2005, the Company refined its separate account DRD estimation process. As a result, the Company identified and recorded additional federal income tax benefits and recoverables in the amount of $42.6 million related to all open tax years (2000 – 2005). In addition, the Company recorded $5.6 million of net benefit adjustments in the third quarter of 2005, primarily related to differences between the estimated tax liability and the amounts reported on the Company’s tax returns and revised estimates of permanent income tax deductions expected to be generated in 2005. During the fourth quarter of 2005, the Company revised the estimate for the separate account DRD and recorded an additional federal income tax benefit of $8.0 million based on additional information available at year end. Therefore, the full year 2005 effective tax rate of 15.4% was lower than the 2004 rate of 22.4% primarily due to the additional DRD recorded in 2005 compared to 2004.

2004 Compared to 2003

The following table summarizes the Company’s consolidated results of operations for the years ended December 31:

(dollars in millions)	2004	2003	Change
Revenues:
Policy charges:
Asset fees	$588.5	$516.8	14%
Cost of insurance charges	259.7	250.0	4%
Administrative fees	91.5	82.0	12%
Surrender fees	85.5	75.3	14%

Total policy charges	1,025.2	924.1	11%
Life insurance premiums	270.4	279.8	(3)%
Net investment income	2,000.5	1,973.1	1%
Net realized losses on investments, hedging instruments and hedged items	(36.4)	(85.2)	NM
Other	9.8	12.8	(23)%

Total revenues	3,269.5	3,104.6	5%

Benefits and expenses:
Interest credited to policyholder account values	1,277.2	1,309.2	(2)%
Other benefits and claims	369.2	380.0	(3)%
Policyholder dividends on participating policies	36.2	41.2	(12)%
Amortization of DAC	410.1	375.9	9%
Interest expense, primarily with NFS	59.8	48.4	24%
Other operating expenses	582.0	515.5	13%

Total benefits and expenses	2,734.5	2,670.2	2%

Income from continuing operations before federal income tax expense	535.0	434.4	23%
Federal income tax expense	120.0	96.2	25%

Income from continuing operations	415.0	338.2	23%
Cumulative effect of adoption of accounting principle, net of taxes	(3.3)	(0.6)	NM

Net income	$411.7	$337.6	22%

The increase in net income primarily was driven by higher assets fees, additional interest spread income and a decline in net realized losses on investments, hedging instruments and hedged items, partially offset by higher other operating expenses and amortization of DAC.

The increase in asset fees was due to changes in the market value of the investment options underlying the account values, which followed the general upward trends of the equity markets.

The increase in interest spread income primarily occurred in the Individual Investments segment and was due to higher income from mortgage loan prepayment penalties and bond call premiums along with increased average account values.

The decline in net realized losses on investments, hedging instruments and hedged items was driven by an improving market and credit environment and the impact of market pricing and portfolio alignment. Other-than-temporary and other investment impairments were positively impacted by the improved credit environment.

The increases in other operating expenses reflect higher advertising and promotion and employee compensation and benefits expenses.

The increase in amortization of DAC primarily was attributable to the Individual Investments segment due to higher gross margins on the underlying business.

The effective tax rate for 2004 was flat compared to 2003 as permanent tax deductions increased at approximately the same rate as pre-tax earnings. The increase in permanent tax deductions in 2004 primarily was due to the release of the Phase III tax liability driven by 2004 tax law changes and the release of tax reserves as a result of a current valuation of tax exposure items.

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

As calculated and analyzed by management, statutory premiums and deposits on individual and group annuities and life insurance products calculated in accordance with accounting practices prescribed or permitted by regulatory authorities and deposits on administration-only group retirement plans and the advisory services program are adjusted as described below to arrive at sales.

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

Sales, as reported by the Company, are stated net of internal replacements, which management believes provides a more meaningful disclosure of production in a given period. In addition, the Company’s definition of sales excludes funding agreements issued under the Company’s MTN program; asset transfers associated with large case BOLI and large case retirement plan acquisitions; and deposits into Nationwide employee and agent benefit plans. Although these products contribute to asset and earnings growth, their production flows potentially can mask trends in the underlying business and thus do not provide meaningful comparisons and analyses.

Management believes that the presentation of sales as measured for management purposes enhances the understanding of the Company’s business and helps depict longer-term trends that may not be apparent in the results of operations due to differences between the timing of sales and revenue recognition.

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

See Part I, Item 1 – Business – Overview for a description of the Company’s sales distribution network.

2005 Compared to 2004

The following table summarizes sales by product and segment for the years ended December 31:

(dollars in millions)	2005	2004	Change
Individual Investments
Individual variable annuities:
The BEST of AMERICA products	$3,058.8	$3,394.5	(10)%
Private label annuities	346.6	449.0	(23)%

Total individual variable annuities	3,405.4	3,843.5	(11)%
Individual fixed annuities	180.5	780.2	(77)%
Income products	186.6	141.0	32%
Advisory services program	231.3	181.0	28%

Total Individual Investments	4,003.8	4,945.7	(19)%

Retirement Plans
Private sector pension plans:
The BEST of AMERICA products	1,407.8	1,679.7	(16)%
Other	39.1	28.1	39%

Total private sector pension plans	1,446.9	1,707.8	(15)%

Public sector pension plans:
IRC Section 457 annuities	1,544.8	1,514.2	2%

Total Retirement Plans	2,991.7	3,222.0	(7)%

Individual Protection
Corporate-owned life insurance	657.5	564.5	16%
The BEST of AMERICA variable life series	426.0	439.6	(3)%
Traditional/universal life insurance	352.3	342.2	3%

Total Individual Protection	1,435.8	1,346.3	7%

Total sales	$8,431.3	$9,514.0	(11)%

See Part II, Item 7 – Management’s Narrative Analysis of the Results of Operations (MD&A) – Business Segments for an analysis of sales by product and segment.

The following table summarizes sales by distribution channel for the years ended December 31:

(dollars in millions)	2005	2004	Change
Non-affiliated:
Independent broker/dealers	$2,437.1	$2,791.4	(13)%
Financial institutions	1,233.9	1,836.8	(33)%
Wirehouse and regional firms	1,227.7	1,462.5	(16)%
Pension plan administrators	354.0	404.3	(12)%
Life insurance specialists	382.4	382.8	—
CPA channel	115.5	96.1	20%

Total non-affiliated sales	5,750.6	6,973.9	(18)%

Affiliated:
NRS	1,573.2	1,543.0	2%
Nationwide agents	691.0	674.1	3%
TBG Financial	275.4	184.2	50%
NFN producers	141.1	138.8	2%

Total affiliated sales	2,680.7	2,540.1	6%

Total sales	$8,431.3	$9,514.0	(11)%

The decrease in total sales primarily was due to lower fixed annuity sales in the Individual Investments segment related to deliberate actions by the Company as described earlier. In addition, sales in the Retirement Plans segment continued to decline as a result of the movement of pension business to the NFS trust platform. In recent years, an increasing amount of business has been sold through NFS trust products rather than NLIC group annuity contracts due to NFS’ significant investment in the development of trust product capabilities not prevalent elsewhere in the market. The overall decline partially was offset by increased COLI sales in the Individual Protection segment.

Sales generated by financial institutions declined primarily due to both planned reductions and intense competition in fixed annuity sales and the shift of pension business to the trust platform described above. Additionally, this channel has been impacted by wholesaler turnover.

The decline in sales through independent broker/dealers and wirehouse and regional firms were driven by lower variable annuity sales and the movement of pension business as mentioned above. However, partially offsetting these declines were advisory services sales that have begun to grow through the independent broker/dealers channel and higher sales of immediate annuities and fixed life insurance products through the wirehouse and regional firms channel.

2004 Compared to 2003

The following table summarizes sales by product and segment for the years ended December 31:

(dollars in millions)	2004	2003	Change
Individual Investments
Individual variable annuities:
The BEST of AMERICA products	$3,394.5	$3,799.6	(11)%
Private label annuities	449.0	659.3	(32)%

Total individual variable annuities	3,843.5	4,458.9	(14)%
Individual fixed annuities	780.2	1,694.0	(54)%
Income products	141.0	143.0	(1)%
Advisory services program	181.0	25.7	NM

Total Individual Investments	4,945.7	6,321.6	(22)%

Retirement Plans
Private sector pension plans:
The BEST of AMERICA products	1,679.7	2,034.9	(17)%
Other	28.1	31.1	(10)%

Total private sector pension plans	1,707.8	2,066.0	(17)%

Public sector pension plans:
IRC Section 457 annuities	1,514.2	1,442.4	5%

Total Retirement Plans	3,222.0	3,508.4	(8)%

Individual Protection
Corporate-owned life insurance	564.5	545.0	4%
The BEST of AMERICA variable life series	439.6	435.4	1%
Traditional/universal life insurance	342.2	299.8	14%

Total Individual Protection	1,346.3	1,280.2	5%

Total sales	$9,514.0	$11,110.2	(14)%

See Part II, Item 7 – MD&A – Business Segments for an analysis of sales by product and segment.

The following table summarizes sales by distribution channel for the years ended December 31:

(dollars in millions)	2004	2003	Change
Non-affiliated:
Independent broker/dealers	$2,791.4	$3,045.9	(8)%
Financial institutions	1,836.8	3,037.0	(40)%
Wirehouse and regional firms	1,462.5	1,671.5	(13)%
Pension plan administrators	404.3	513.4	(21)%
Life insurance specialists	382.8	387.5	(1)%
CPA channel	96.1	14.4	NM

Total non-affiliated sales	6,973.9	8,669.7	(20)%

Affiliated:
NRS	1,543.0	1,474.9	5%
Nationwide agents	674.1	659.3	2%
TBG Financial	184.2	160.9	14%
NFN producers	138.8	145.4	(5)%

Total affiliated sales	2,540.1	2,440.5	4%

Total sales	$9,514.0	$11,110.2	(14)%

The decrease in total sales primarily was driven by lower fixed annuity sales in the Individual Investments segment due to deliberate actions by the Company as described earlier and lower private sector sales in Retirement Plans. These declines were offset slightly by increased sales of both traditional/universal life insurance and COLI products in the Individual Protection segment.

Sales generated by financial institutions declined due to reductions in fixed annuity sales as described previously.

Sales through the independent broker/dealer channel decreased due to lower demand for variable annuities and the aforementioned reduction in fixed annuity production.

Sales generated by wirehouse and regional firms declined due to lower sales of individual fixed and variable annuities and private sector retirement plans.

Business Segments

Individual Investments

2005 Compared to 2004

The following table summarizes selected financial data for the Company’s Individual Investments segment for the years ended December 31:

(dollars in millions)	2005	2004	Change
Statements of Income Data
Revenues:
Policy charges:
Asset fees	$455.4	$427.7	6%
Administrative fees	15.7	15.3	3%
Surrender fees	61.3	60.6	1%

Total policy charges	532.4	503.6	6%
Premiums on income products	96.7	87.5	11%
Net investment income	822.4	824.8	—
Other	1.3	0.6	NM

Total revenues	1,452.8	1,416.5	3%

Benefits and expenses:
Interest credited to policyholder account values	557.7	573.5	(3)%
Other benefits and claims	149.1	136.9	9%
Amortization of DAC	329.1	276.1	19%
Other operating expenses	193.1	210.0	(8)%

Total benefits and expenses	1,229.0	1,196.5	3%

Pre-tax operating earnings	$223.8	$220.0	2%

Other Data
Sales:
Individual variable annuities	$3,405.4	$3,843.5	(11)%
Individual fixed annuities	180.5	780.2	(77)%
Income products	186.6	141.0	32%
Advisory services program	231.3	181.0	28%

Total sales	$4,003.8	$4,945.7	(19)%

Average account values:
General account	$14,501.5	$14,585.9	(1)%
Separate account	34,539.0	33,030.3	5%
Advisory services program	309.3	99.1	NM

Total average account values	$49,349.8	$47,715.3	3%

Account values as of period end:
Individual variable annuities	$40,343.8	$39,770.8	1%
Individual fixed annuities	7,354.0	7,837.2	(6)%
Income products	1,857.7	1,775.6	5%
Advisory services program	411.5	195.9	NM

Total account values	$49,967.0	$49,579.5	1%

GMDB - Net amount at risk, net of reinsurance	$178.4	$296.5	(40)%
GMDB - Reserves, net of reinsurance	$26.9	$23.6	14%
Pre-tax operating earnings to average account values	0.45%	0.46%

The slight increase in pre-tax operating earnings primarily was driven by higher asset fees, lower other operating expenses, additional interest spread income and increased premiums on income products, offset by increases in amortization of DAC and other benefits and claims.

Asset fees rose due to increases in both average separate account values and the average asset fee rate charged. The average variable asset fee rate increased from 1.29% to 1.32% as new business sold with higher-risk features influenced the overall average rate. The increase in average separate account values primarily was due to the general upward trend in the equity and fixed income markets offset in part by withdrawals that exceeded new deposits.

Other operating expenses decreased primarily due to lower sales incentives driven by reduced fixed annuity production.

The following table summarizes the interest spread on Individual Investments segment average general account values for the years ended December 31:

	2005	2004
Net investment income	5.85%	5.81%
Interest credited	3.85%	3.93%

Interest spread on average general account values	2.00%	1.88%

Interest spread margins widened during 2005 to 200 basis points compared to 188 basis points in 2004. Included in 2005 were 22 basis points, or $31.4 million, of income from mortgage loan prepayment penalties and bond call premiums compared to 13 basis points, or $18.4 million, in 2004. The higher interest rate environment in 2005 relative to 2004 eased the pressure on margins due to the interest rate floors contained in certain annuity contracts and contributed to increased margins. For 2006, the Company expects interest spread margins to tighten in this segment and projects full year spreads of 185 to 190 basis points, including a nominal level of prepayment activity.

The increase in premiums on income products was driven by improving the competitiveness of the Company’s immediate annuity products by increasing the fixed purchase rate offered.

Higher amortization of DAC primarily was due to increased variable annuity revenues. Fixed annuity true-ups and unlocking also contributed to the increase.

The increase in benefits and claims primarily was driven by increased premiums from immediate annuity products and growth in contracts containing guaranteed living benefits.

The decrease in fixed annuity sales was due to the competitive interest rate environment and the Company’s exit from the offshore business in the second quarter of 2005. In addition, the variable annuity line experienced lower sales of The BEST of AMERICA products, especially the MarketFLEX product, consistent with industry-wide declines.

The following table summarizes selected information about the Company’s deferred individual fixed annuities, including the fixed option of variable annuities, as of December 31, 2005:

	Ratchet		Reset
(dollars in millions)	Account value	Wtd. avg. crediting rate	Account value	Wtd. avg. crediting rate
Minimum interest rate of 3.50% or greater	$—	N/A	$1,388.5	4.13%
Minimum interest rate of 3.00% to 3.49%	2,976.0	4.94%	5,856.6	3.09%
Minimum interest rate lower than 3.00%	886.4	3.26%	353.5	3.10%
MVA with no minimum interest rate guarantee	—	N/A	—	N/A

Total deferred individual fixed annuities	$3,862.4	4.55%	$7,598.6	3.28%

	Market value adjustment (MVA) and other		Total
(dollars in millions)	Account value	Wtd. avg. crediting rate	Account value	Wtd. avg. crediting rate
Minimum interest rate of 3.50% or greater	$—	N/A	$1,388.5	4.13%
Minimum interest rate of 3.00% to 3.49%	—	N/A	8,832.6	3.71%
Minimum interest rate lower than 3.00%	7.9	3.41%	1,247.8	3.22%
MVA with no minimum interest rate guarantee	1,543.8	3.01%	1,543.8	3.01%

Total deferred individual fixed annuities	$1,551.7	3.01%	$13,012.7	3.63%

2004 Compared to 2003

The following table summarizes selected financial data for the Company’s Individual Investments segment for the years ended December 31:

(dollars in millions)	2004	2003	Change
Statements of Income Data
Revenues:
Policy charges:
Asset fees	$427.7	$362.4	18%
Administrative fees	15.3	11.4	34%
Surrender fees	60.6	54.1	12%

Total policy charges	503.6	427.9	18%
Premiums on income products	87.5	89.8	(3)%
Net investment income	824.8	807.9	2%
Other	0.6	—	NM

Total revenues	1,416.5	1,325.6	7%

Benefits and expenses:
Interest credited to policyholder account values	573.5	602.5	(5)%
Other benefits and claims	136.9	155.5	(12)%
Amortization of DAC	276.1	228.4	21%
Other operating expenses	210.0	172.9	21%

Total benefits and expenses	1,196.5	1,159.3	3%

Pre-tax operating earnings	$220.0	$166.3	32%

Other Data
Sales:
Individual variable annuities	$3,843.5	$4,458.9	(14)%
Individual fixed annuities	780.2	1,694.0	(54)%
Income products	141.0	143.0	(1)%
Advisory services program	181.0	25.7	NM

Total sales	$4,945.7	$6,321.6	(22)%

Average account values:
General account	$14,585.9	$13,815.4	6%
Separate account	33,030.3	28,224.0	17%
Advisory services program	99.1	7.8	NM

Total average account values	$47,715.3	$42,047.2	13%

Account values as of period end:
Individual variable annuities	$39,770.8	$37,291.4	7%
Individual fixed annuities	7,837.2	7,607.4	3%
Income products	1,775.6	1,706.9	4%
Advisory services program	195.9	26.6	NM

Total account values	$49,579.5	$46,632.3	6%

GMDB - Net amount at risk, net of reinsurance	$296.5	$982.8	(70)%
GMDB - Reserves, net of reinsurance	$23.6	$21.8	8%
Pre-tax operating earnings to average account values	0.46%	0.40%

The increase in pre-tax operating earnings primarily was driven by higher asset fees, additional interest spread income and lower other benefits and claims, partially offset by increases in amortization of DAC and other operating expenses.

The increase in asset fees were primarily due to changes in the market value of the investment options underlying the account values, which followed the general trends of the equity markets.

The following table summarizes the interest spread on Individual Investments segment average general account values for the years ended December 31:

	2004	2003
Net investment income	5.81%	6.03%
Interest credited	3.93%	4.36%

Interest spread on average general account values	1.88%	1.67%

In addition to higher general account assets, interest spread margins widened during 2004 to 188 basis points compared to 167 basis points in 2003. Included in 2004 were 13 basis points, or $18.4 million, of prepayment income on mortgage loans and bond call premiums compared to 6 basis points, or $7.8 million, in 2003. The higher interest rate environment in 2004 relative to 2003 eased the pressure on margins due to the interest rate floors contained in certain annuity contracts and contributed to increased margins.

The decrease in other benefits and claims primarily reflects lower guaranteed minimum death benefit (GMDB) costs in 2004. GMDB exposure declined from the average levels experienced in 2003. This exposure moderated due to the general upward trends of the equity markets in 2004 and resulted in reduced benefit payments and lower provisions for future benefits.

Higher amortization of DAC resulted from increased gross margins on the underlying business.

The increase in other operating expenses was driven by two primary factors. First, asset-based trail compensation increased due to growth in account values. The second factor was increased expenses primarily related to advertising and promotion as well as employee compensation and benefits.

Sales declines primarily were attributable to lower sales of fixed annuities as described previously.

The following table summarizes selected information about the Company’s deferred individual fixed annuities, including the fixed option of variable annuities, as of December 31, 2004:

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

Retirement Plans

In recent years, an increasing amount of business has been sold through NFS trust products rather than NLIC group annuity contracts due to NFS’ significant investment in the development of trust product capabilities not prevalent elsewhere in the market.

2005 Compared to 2004

The following table summarizes selected financial data for the Company’s Retirement Plans segment for the years ended December 31:

(dollars in millions)	2005	2004	Change
Statements of Income Data
Revenues:
Policy charges:
Asset fees	$129.5	$137.7	(6)%
Administrative fees	8.0	8.2	(2)%
Surrender fees	7.5	11.1	(32)%

Total policy charges	145.0	157.0	(8)%
Net investment income	642.9	627.9	2%
Other	0.2	—	—

Total revenues	788.1	784.9	—

Benefits and expenses:
Interest credited to policyholder account values	444.8	435.5	2%
Amortization of DAC	47.2	39.6	19%
Other operating expenses	181.8	184.5	(1)%

Total benefits and expenses	673.8	659.6	2%

Pre-tax operating earnings	$114.3	$125.3	(9)%

Other Data
Sales:
Private sector	$1,446.9	$1,707.8	(15)%
Public sector	1,544.8	1,514.2	2%

Total sales	$2,991.7	$3,222.0	(7)%

Average account values:
General account	$10,519.0	$9,773.8	8%
Separate account	18,739.2	19,110.9	(2)%

Total average account values	$29,258.2	$28,884.7	1%

Account values as of period end:
Private sector	$13,900.9	$14,461.0	(4)%
Public sector	15,790.2	14,889.2	6%

Total account values	$29,691.1	$29,350.2	1%

Pre-tax operating earnings to average account values	0.39%	0.43%

The decrease in pre-tax operating earnings primarily was driven by lower asset fees and higher amortization of DAC, partially offset by additional interest spread income.

The decline in asset fees was driven by the shift in sales mentioned above and continued surrenders of group annuity contracts.

The increase in amortization of DAC was related to changes in private sector amortization assumptions driven by actual experience for the declining block of group annuity business.

The following table summarizes the interest spread on Retirement Plans segment average general account values for the years ended December 31:

	2005	2004
Net investment income	6.11%	6.42%
Interest credited	4.23%	4.46%

Interest spread on average general account values	1.88%	1.96%

Interest spread margins decreased to 188 basis points in 2005 compared to 196 basis points in 2004. Included in the current year were 27 basis points, or $21.1 million, of income from mortgage loan prepayment penalties and bond call premiums compared to 18 basis points, or $17.7 million, in 2004. Excluding the impact from prepayment activity, the decrease in margins was driven by the combination of long-duration higher yielding assets rolling over into lower yielding assets as yields on new cash flows are below the portfolio rate. Overall interest spread income improved due to growth in general account values, offset in part by the lower interest margins described above. For 2006, the Company expects interest spread margins to continue to tighten in this segment and projects full year spreads of 180 to 185 basis points, including a nominal level of prepayment activity.

Private sector sales decreased due to the declining issuance of group annuity contracts described above and the related decrease in recurring flows.

2004 Compared to 2003

The following table summarizes selected financial data for the Company’s Retirement Plans segment for the years ended December 31:

(dollars in millions)	2004	2003	Change
Statements of Income Data
Revenues:
Policy charges:
Asset fees	$137.7	$134.8	2%
Administrative fees	8.2	9.6	(15)%
Surrender fees	11.1	5.6	98%

Total policy charges	157.0	150.0	5%
Net investment income	627.9	640.2	(2)%

Total revenues	784.9	790.2	(1)%

Benefits and expenses:
Interest credited to policyholder account values	435.5	443.2	(2)%
Amortization of DAC	39.6	45.6	(13)%
Other operating expenses	184.5	178.9	3%

Total benefits and expenses	659.6	667.7	(1)%

Pre-tax operating earnings	$125.3	$122.5	2%

Other Data
Sales:
Private sector	$1,707.8	$2,066.0	(17)%
Public sector	1,514.2	1,442.4	5%

Total sales	$3,222.0	$3,508.4	(8)%

Average account values:
General account	$9,773.8	$9,328.3	5%
Separate account	19,110.9	17,692.5	8%

Total average account values	$28,884.7	$27,020.8	7%

Account values as of period end:
Private sector	$14,461.0	$14,992.8	(4)%
Public sector	14,889.2	13,916.9	7%

Total account values	$29,350.2	$28,909.7	2%

Pre-tax operating earnings to average account values	0.43%	0.45%

Pre-tax operating earnings increased slightly primarily due to higher surrender charges, partially offset by higher other operating expenses and lower interest spread income.

Higher surrender charges were due to increased surrender fees as a greater percentage of plans surrendered within the surrender charge period. In addition, the trend of conversions from group annuity contracts to trust contracts continued.

The increase in other operating expenses is reflective of the growth in plans and participants in both the public sector and private sector businesses, combined with investments in information technology to enhance the defined contribution record-keeping platform. Higher employee benefit, marketing and advertising expenses also contributed to the increase.

The following table summarizes the interest spread on Retirement Plans segment average general account values for the years ended December 31:

	2004	2003
Net investment income	6.42%	6.86%
Interest credited	4.46%	4.75%

Interest spread on average general account values	1.96%	2.11%

Interest spread margins declined to 196 basis points in 2004 compared to 211 basis points in 2003. Included in 2004 were 18 basis points, or $17.7 million, of prepayment income on mortgage loans and bond call premiums compared to 22 basis points, or $20.1 million, in 2003. Excluding the effects of prepayment income, the decrease primarily was due to spread compression associated with prepayment activity and lower reinvestment rates on prepaying assets.

Private sector sales decreased due to the declining issuance of group annuity contracts described above and the related decrease in recurring flows. The increase in public sector retirement plan sales was driven by a combination of strong flows, primarily from existing plans, and increased rollover activity associated with pension reform legislation, which expanded the portability of public plan assets.

Individual Protection

2005 Compared to 2004

The following table summarizes selected financial data for the Company’s Individual Protection segment for the years ended December 31:

(dollars in millions)	2005	2004	Change
Statements of Income Data
Revenues:
Policy charges:
Asset fees	$28.3	$23.1	23%
Cost of insurance charges	270.5	259.7	4%
Administrative fees	66.3	68.0	(3)%
Surrender fees	12.6	13.8	(9)%

Total policy charges	377.7	364.6	4%
Life insurance premiums	163.3	182.9	(11)%
Net investment income	332.8	327.2	2%

Total revenues	873.8	874.7	—

Benefits and expenses:
Interest credited to policyholder account values	182.4	181.5	—
Other benefits and claims	228.4	232.3	(2)%
Policyholder dividends on participating policies	33.1	36.2	(9)%
Amortization of DAC	89.0	94.4	(6)%
Other operating expenses	148.1	159.7	(7)%

Total benefits and expenses	681.0	704.1	(3)%

Pre-tax operating earnings	$192.8	$170.6	13%

Other Data
Sales:
Corporate-owned life insurance	$657.5	$564.5	16%
The BEST of AMERICA variable life series	426.0	439.6	(3)%
Traditional/universal life insurance	352.3	342.2	3%

Total sales	$1,435.8	$1,346.3	7%

Policy reserves as of period end:
Individual investment life insurance	$3,334.7	$3,056.1	9%
Corporate investment life insurance	6,744.6	5,444.1	24%
Traditional life insurance	2,132.7	2,114.9	1%
Universal life insurance	1,066.7	982.7	9%

Total policy reserves	$13,278.7	$11,597.8	14%

Insurance in force as of period end:
Individual investment life insurance	$37,539.8	$36,503.3	3%
Corporate investment life insurance	23,635.5	10,904.1	117%
Traditional life insurance	19,940.9	21,169.1	(6)%
Universal life insurance	8,863.4	8,324.1	6%

Total insurance in force	$89,979.6	$76,900.6	17%

Pre-tax operating earnings increased due to lower other operating expenses and higher cost of insurance charges, partially offset by lower life insurance premiums.

Lower other operating expenses primarily resulted from a decline in commissions due to a shift in mix to products with lower commission rates. Also contributing to the increase were higher capitalization of certain software charges related to a systems consolidation project with an increase in the amounts eligible to be capitalized and additional mutual fund expense reimbursements from increased separate account values.

The increase in cost of insurance charges reflects a growing block of investment and universal life business with increased insurance in force. The aging of the block generally tends to increase the cost of insurance charged.

Life insurance premiums decreased due to lower fixed life sales and the impact of changes in reinsurance coverage from yearly renewable term to coinsurance in the traditional life portfolio.

Sales improved primarily due to higher COLI sales, which were driven by several new large cases that closed during the year and a more favorable legislative environment.

2004 Compared to 2003

The following table summarizes selected financial data for the Company’s Individual Protection segment for the years ended December 31:

(dollars in millions)	2004	2003	Change
Statements of Income Data
Revenues:
Policy charges:
Asset fees	$23.1	$19.5	18%
Cost of insurance charges	259.7	250.1	4%
Administrative fees	68.0	61.0	11%
Surrender fees	13.8	15.6	(12)%

Total policy charges	364.6	346.2	5%
Life insurance premiums	182.9	190.0	(4)%
Net investment income	327.2	324.3	1%

Total revenues	874.7	860.5	2%

Benefits and expenses:
Interest credited to policyholder account values	181.5	185.6	(2)%
Other benefits and claims	232.3	224.5	3%
Policyholder dividends on participating policies	36.2	41.2	(12)%
Amortization of DAC	94.4	101.9	(7)%
Other operating expenses	159.7	157.3	2%

Total benefits and expenses	704.1	710.5	(1)%

Pre-tax operating earnings	$170.6	$150.0	14%

Other Data
Sales:
Corporate-owned life insurance	$564.5	$545.0	4%
The BEST of AMERICA variable life series	439.6	435.4	1%
Traditional/universal life insurance	342.2	299.8	14%

Total sales	$1,346.3	$1,280.2	5%

Policy reserves as of period end:
Individual investment life insurance	$3,056.1	$2,698.7	13%
Corporate investment life insurance	5,444.1	4,401.5	24%
Traditional life insurance	2,114.9	2,046.4	3%
Universal life insurance	982.7	886.0	11%

Total policy reserves	$11,597.8	$10,032.6	16%

Insurance in force as of period end:
Individual investment life insurance	$36,503.3	$35,065.8	4%
Corporate investment life insurance	10,904.1	9,263.3	18%
Traditional life insurance	21,169.1	23,262.7	(9)%
Universal life insurance	8,324.1	8,250.0	1%

Total insurance in force	$76,900.6	$75,841.8	1%

Pre-tax operating earnings increased primarily due to higher policy charges and lower amortization of DAC, partially offset by lower life insurance premiums and higher other benefits and claims.

The increase in policy charges primarily resulted from higher cost of insurance charges, administrative fees and asset fees, reflecting a growing block of investment life business with increased insurance in force, account values and policy counts.

Amortization of DAC decreased due to the implementation of investment life business DAC model enhancements, which provide a more refined calculation and more timely reflections of observed trends in the underlying assumptions. However, DAC amortization increased in the fixed life business, consistent with higher earnings.

The decrease in life insurance premiums primarily was driven by higher reinsurance premiums due to a change in the mix of traditional life reinsurance from yearly renewable term to coinsurance.

Other benefits and claims increased despite the decrease in life insurance premiums due to less favorable mortality in 2004 compared to 2003.

The increase in sales was due to continued strength in sales of traditional/universal life insurance and COLI products. The traditional/universal life sales increase was driven by a re-tooled universal life insurance product portfolio and expanding distribution relationships in the non-affiliated distribution channels. The increase in COLI sales was driven by higher renewal premiums from the funding of existing COLI cases due to continued improvement in the equity market environment and increased participant deferrals in existing executive deferred compensation plans. Slow growth in new COLI sales, due to the unfavorable environment for COLI and executive deferred compensation programs affecting the creation of new plans and sales, partially offset the overall increase.

Corporate and Other

2005 Compared to 2004

The following table summarizes selected financial data for the Company’s Corporate and Other segment for the years ended December 31:

(dollars in millions)	2005	2004	Change
Statements of Income Data
Operating revenues:
Net investment income	$307.1	$220.6	39%
Other	1.8	15.8	(89)%

Total operating revenues	308.9	236.4	31%

Benefits and operating expenses:
Interest credited to policyholder account values	146.1	86.7	69%
Interest expense on debt	66.3	59.8	11%
Other	15.8	27.8	(43)%

Total benefits and operating expenses	228.2	174.3	31%

Pre-tax operating earnings	80.7	62.1	30%

Net realized gains (losses) on investments, hedging instruments and hedged items[1]	9.5	(43.0)	NM
Adjustment to amortization of DAC related to net realized gains	(1.0)	—	NM

Income from continuing operations before federal income taxes	$89.2	$19.1	NM

Other Data
Account values as of period end —
Funding agreements backing medium-term notes	$3,998.2	$4,401.6	(9)%

[1]	Excluding periodic net coupon settlements on non-qualifying derivatives.

Pre-tax operating earnings increased due to higher interest spread income and lower other expenses, partially offset by a decline in other income.

Interest spread income rose due to increased invested asset levels as a result of higher excess capital and surplus retained in this segment and improved earnings from common stock and real estate investments. Lower margins on the MTN program offset some of these improvements.

The decline in other expenses primarily was due to a reclassification of activity related to variable interest entities (VIEs) between other expenses and other income.

Other income declined due to the reclassification described above and a decrease in the number of structured products transactions as margins on these deals compressed.

The Company recorded net realized gains on investments, hedging instruments and hedged items during 2005 compared to net realized losses in 2004 primarily due to a significant decline in impairment charges due to a generally improved credit environment.

The following table summarizes net realized gains (losses) on investments, hedging instruments and hedged items from continuing operations by source for the years ended December 31:

(in millions)	2005	2004
Realized gains on sales, net of hedging losses:
Fixed maturity securities available-for-sale	$65.3	$57.5
Hedging losses on fixed maturity sales	(6.8)	(15.2)
Equity securities available-for-sale	6.6	4.0
Mortgage loans on real estate	10.7	10.7
Mortgage loan hedging losses	(3.3)	(4.0)
Real estate	2.1	3.7
Other	1.0	8.3

Total realized gains on sales, net of hedging losses	75.6	65.0

Realized losses on sales, net of hedging gains:
Fixed maturity securities available-for-sale	(22.5)	(7.8)
Hedging gains on fixed maturity sales	3.9	3.7
Equity securities available-for-sale	(0.1)	(0.9)
Mortgage loans on real estate	(10.4)	(6.8)
Mortgage loan hedging gains	7.8	2.2
Real estate	—	(1.2)
Other	(1.6)	(1.9)

Total realized losses on sales, net of hedging gains	(22.9)	(12.7)

Other-than-temporary and other investment impairments:
Fixed maturity securities available-for-sale	(28.1)	(79.7)
Equity securities available-for-sale	(0.9)	(0.6)
Mortgage loans on real estate, including valuation allowance adjustment	(4.5)	(7.1)
Real estate	(0.1)	(3.2)
Other	(3.2)	—

Total other-than-temporary and other investment impairments	(36.8)	(90.6)

Credit default swaps	(7.5)	0.3
Periodic net coupon settlements on non-qualifying derivatives	1.1	6.6
Other derivatives	1.1	(5.0)

Net realized gains (losses) on investments, hedging instruments and hedged items	$10.6	$(36.4)

The Company has a comprehensive portfolio monitoring process for fixed maturity and equity securities to identify and evaluate the necessity of recording impairment losses for other-than-temporary declines in the fair value of investments. See Part II, Item 7 – MD&A – Critical Accounting Policies and Recently Issued Accounting Standards – Impairment Losses on Investments for a complete discussion of this process.

2004 Compared to 2003

The following table summarizes selected financial data for the Company’s Corporate and Other segment for the years ended December 31:

(dollars in millions)	2004	2003	Change
Statements of Income Data
Operating revenues:
Net investment income	$220.6	$200.7	10%
Other	15.8	28.4	(44)%

Total operating revenues	236.4	229.1	3%

Benefits and operating expenses:
Interest credited to policyholder account values	86.7	77.9	11%
Interest expense on debt	59.8	48.4	24%
Other	27.8	6.4	NM

Total benefits and operating expenses	174.3	132.7	31%

Pre-tax operating earnings	62.1	96.4	(36)%
Net realized losses on investments, hedging instruments and hedged items[1]	(43.0)	(100.8)	NM

Income (loss) from continuing operations before federal income taxes	$19.1	$(4.4)	NM

Other Data
Account values as of period end —
Funding agreements backing medium-term notes	$4,401.6	$4,606.3	(4)%

[1]	Excluding periodic net coupon settlements on non-qualifying derivatives.

Pre-tax operating earnings declined primarily due to higher other expenses, lower other income and increased interest expense on debt, somewhat offset by higher interest spread income.

Other expenses increased due to higher advertising and promotion and employee compensation and benefit expenses.

Lower other income primarily was due to declines in structured products earnings and trading portfolio gains.

Interest expense on debt increased primarily due to the issuance of a $100.0 million surplus note to NFS in December 2003 and increased utilization of commercial paper.

The increase in interest spread income primarily was due to higher income from mortgage loan prepayment penalties and bond call premiums.

The decline in net realized losses on investments, hedging instruments and hedged items was driven by an improving market and credit environment.

The following table summarizes net realized losses on investments, hedging instruments and hedged items from continuing operations by source for the years ended December 31:

(in millions)	2004	2003
Realized gains on sales, net of hedging losses:
Fixed maturity securities available-for-sale	$57.5	$98.5
Hedging losses on fixed maturity sales	(15.2)	(42.4)
Equity securities available-for-sale	4.0	5.5
Mortgage loans on real estate	10.7	3.0
Mortgage loan hedging losses	(4.0)	(2.4)
Real estate	3.7	4.2
Other	8.3	—

Total realized gains on sales, net of hedging losses	65.0	66.4

Realized losses on sales, net of hedging gains:
Fixed maturity securities available-for-sale	(7.8)	(27.2)
Hedging gains on fixed maturity sales	3.7	9.2
Equity securities available-for-sale	(0.9)	(0.4)
Mortgage loans on real estate	(6.8)	(5.0)
Mortgage loan hedging gains	2.2	0.5
Real estate	(1.2)	(0.3)
Other	(1.9)	(2.0)

Total realized losses on sales, net of hedging gains	(12.7)	(25.2)

Other-than-temporary and other investment impairments:
Fixed maturity securities available-for-sale	(79.7)	(159.4)
Equity securities available-for-sale	(0.6)	(8.0)
Mortgage loans on real estate, including valuation allowance adjustment	(7.1)	11.7
Real estate	(3.2)	(0.8)

Total other-than-temporary and other investment impairments	(90.6)	(156.5)

Credit default swaps	0.3	13.3
Periodic net coupon settlements on non-qualifying derivatives	6.6	15.6
Other derivatives	(5.0)	1.2

Net realized losses on investments, hedging instruments and hedged items	(36.4)	(85.2)

The following table summarizes for the year ended December 31, 2005 the Company’s largest aggregate losses on sales and write-downs by issuer (including affiliates), the related circumstances giving rise to the losses and the circumstances that may have affected other material investments held:

(in millions)	Fair value at sale (proceeds)	YTD loss on sale	YTD write-downs	December 31, 2005
				Holdings[1]	Net unrealized gain
A major U.S. airline. Due to a bankruptcy filing during the third quarter of 2005, a write-down and sale of certain holdings of this issuer was completed at that time.	$9.7	$—	$(5.7)	$36.2	$0.5

An automotive supplier which filed for bankruptcy in 2005. This resulted in a change in strategy in which all positions were sold and recognized as an impairment in the fourth quarter of 2005.	5.2	—	(3.9)	—	—

A major U.S. airline. Due to a bankruptcy filing during the third quarter of 2005, a write-down and sale of certain holdings of this issuer was completed at that time.	—	—	(3.5)	18.0	4.6

A collateralized debt obligation. Experienced significant deterioration in the equity price between the second and third quarter of 2005. An impairment was recognized in the third quarter.	—	—	(2.5)	5.8	0.1

A collateralized loan obligation. Expected cash flows experienced deterioration in the second quarter of 2005, and the issue was impaired to fair value. No further impairment is necessary.	—	—	(1.8)	2.7	—

Preferred term securities purchased for the purpose of selling into a securitization. An impairment was recognized in the second quarter of 2005. No further impairment is necessary.	—	—	(1.4)	26.1	1.8

A research-based pharmaceutical manufacturer. This company is recognized as a leader in pain management and controlled release technology. Because of recent legal struggles and significantly reduced revenues, a sale of the position was realized as an impairment loss during the third quarter of 2005.	10.9	—	(1.3)	—	—

An automotive company. A sale of two securities by this issuer was completed in the first quarter of 2005. In addition, significant losses in 2005 resulted in an impairment in the fourth quarter of 2005. The remaining holdings relate to the financial services unit, and the Company has the ability and intent to hold these remaining securities to recovery.	7.7	(0.4)	(0.8)	42.6	(0.8)

U.S. government securities that were sold at a loss in 2005. No impairment is necessary on the remaining holdings.	503.4	(8.3)	—	849.7	55.0

Credit card-backed securities. A sale of a portion of the holdings resulted in a loss in the first and fourth quarters of 2005. Expected cash flows and fair values of the remaining holdings are being monitored.	50.1	(1.2)	—	82.3	(0.6)

A provider of communications integrated circuits to the telecommunications industry. A small portion of these holdings were sold in the third quarter of 2005, and the remaining holdings were sold in the fourth quarter of 2005.	3.4	(1.0)	—	—	—

Total	$590.4	$(10.9)	$(20.9)	$1,063.4	$60.6

[1]	Holdings represent amortized cost of fixed maturity securities and cost of equity securities as of the date indicated.

No other issuer had aggregate losses on sales and write-downs greater than 2.0% of the Company’s total gross losses on sales and write-downs on fixed maturity and equity securities.

Related Party Transactions

In the normal course of business, the Company has entered into many related party transactions. See Note 15 to the audited consolidated financial statements included in the F pages of this report for descriptions of these transactions.

Contractual Obligations and Commitments

The following table summarizes the Company’s contractual obligations and commitments as of December 31, 2005 expected to be paid in the periods presented. Payment amounts reflect the Company’s estimate of undiscounted cash flows related to these obligations and commitments. Balance sheet amounts were determined in accordance with GAAP and in many cases differ significantly from the summation of undiscounted cash flows. The most significant difference relates to future policy benefits related to life and health insurance, which include discounting.

	Payments due by period					Amount per balance sheet
(in millions)	Less than 1 year	1-3 years	3-5 years	More than 5 years	Total
Debt[1]:
Short-term	$252.7	$—	$—	$—	$252.7	$242.3
Long-term, payable to NFS	53.7	107.4	107.4	1,853.4	2,121.9	700.0

Subtotal	306.4	107.4	107.4	1,853.4	2,374.6	942.3

License obligation	7.1	22.0	24.2	5.7	59.0	—

Purchase and lending commitments:
Fixed maturity securities[2]	47.4	—	—	—	47.4	—
Commercial mortgage loans[2]	259.2	8.3	—	—	267.5	—
Limited partnerships[3]	111.5	—	—	—	111.5	—

Subtotal	418.1	8.3	—	—	426.4	—

Future policy benefits and claims[4]:
Fixed annuities and fixed option of variable annuities[5]	2,225.9	3,585.6	2,300.9	6,191.9	14,304.3	13,191.0
Life and health insurance[5]	415.3	768.6	792.7	9,992.7	11,969.3	5,878.4
Single premium immediate annuities[6]	225.6	418.6	369.1	1,834.2	2,847.5	1,779.9
Group pension deferred fixed annuities[7]	1,372.5	2,355.8	1,931.5	8,846.9	14,506.7	10,847.3
Funding agreements backing MTNs[2,8]	1,505.0	2,225.7	509.8	296.8	4,537.3	4,244.5

Subtotal	5,744.3	9,354.3	5,904.0	27,162.5	48,165.1	35,941.1

Cash and securities collateral[9]:
Cash collateral on securities lending	1,102.6	—	—	—	1,102.6	1,102.6
Cash collateral on derivative transactions	203.3	—	—	—	203.3	203.3
Securities collateral on securities lending	—	—	—	—	—	—
Securities collateral on derivative transactions	53.2	—	—	—	53.2	53.2

Subtotal	1,359.1	—	—	—	1,359.1	1,359.1

Total	$7,835.0	$9,492.0	$6,035.6	$29,021.6	$52,384.2	$38,242.5

[1]

No contractual provisions exist that could create, increase or accelerate those obligations presented. The amount presented includes contractual principal payments and interest based on rates in effect at December 31, 2005.

[2]	No contractual provisions exist that could create, accelerate or materially increase those obligations presented.

[3]

Primarily related to investments in low-income-housing tax credit partnerships. Call dates for the obligations presented are either date or event specific. The date specific requirement mandates the Company fund a specified amount on a stated date provided there are no defaults under the agreement. The event specific requirement is such that the Company is obligated to fund a specified amount of its capital commitment when all of the properties in a fund become fully stabilized. The ultimate call date of these commitments may extend beyond one year but have been reflected in payments due in less than one year due to the call features. The Company’s capital typically is called within one to four years, depending on when the events contemplated in the documents transpire.

[4]

A significant portion of policy contract benefits and claims to be paid do not have stated contractual maturity dates and may not result in any ultimate payment obligation. Amounts reported herein represent estimated undiscounted cash flows out of the Company’s general account related to death, surrender, annuity and other benefit payments under policy contracts in force at December 31, 2005. Separate account payments are not reflected herein due to the matched nature of these obligations and the fact that the contract owners maintain the investment risk of such deposits. Estimated payment amounts reported herein were developed based on review of historical results experienced by the Company and the related contractual provisions. Significant assumptions incorporated in the reported amounts include: future policy lapse rates (including the impact of customer decisions to make future premium payments to keep the related policies in force), coverage levels remaining unchanged from those provided under contracts in force at December 31, 2005, future interest crediting rates, and the estimated timing of payments. Actual amounts will vary, potentially in a significant manner, from the amounts indicated due to deviations between assumptions and actual results and the addition of new business in future periods.

[5]

Contractual provisions exist which could adjust the amount and/or timing of those obligations reported. Key assumptions related to payments due by period include customer lapse and withdrawal rates (including timing of death), exchanges to and from the fixed and separate accounts of the variable annuities, claim experience with respect to guarantees, and future interest crediting level. Assumptions for future interest crediting levels have been made based on processes consistent with the Company’s past practices, which is at the discretion of the Company, subject to guaranteed minimum crediting rates in many cases and/or subject to contractually obligated increases for specified periods of time. Many of the contracts with potentially accelerated timing of payments are subject to surrender charges which are generally calculated as a percentage of deposits made and are assessed at declining rates during the first seven years after a deposit is made. Amounts disclosed herein include an estimate of those accelerated payments, net of applicable surrender charges. See Note 2 (g) to the audited consolidated financial statements included in the F pages of this report for a description of the Company’s method for establishing life and annuity reserves in accordance with GAAP. Health reserves represent less than $0.5 million of the amounts reflected in the table and are reflected in the less than one-year column.

[6]

Certain assumptions have been made about mortality experience and retirement patterns in the amounts reported. Actual deaths and retirements may differ significantly from those projected, which could cause the timing of the obligations reported to vary significantly. In addition, contractual surrender provisions exist on an immaterial portion of these contracts that could accelerate those obligations presented. The amounts disclosed herein do not include an estimate of those accelerated payments. Most of the contracts with potentially accelerated timing of payments are subject to surrender charges which are generally calculated as a percentage of the commuted value of the remaining term certain benefit payments and are assessed at declining rates during the first seven policy years.

[7]

Contractual provisions exist that could increase those obligations presented. In developing the estimates of payments due by period, the Company followed the process for determining future interest crediting rates as described in note 5 above.

[8]

See Part II, Item 7 – MD&A – Off-Balance Sheet Transactions for a detailed discussion of the Company’s MTN program. The amounts presented include contractual principal and interest based on rates in effect at December 31, 2005.

[9]

Since the timing of the return of collateral is uncertain, these obligations have been reflected in payments due in less than one year. See Part II, Item 7 – MD&A – Off-Balance Sheet Transactions for a detailed discussion of the impact of collateral on the Company’s balance sheets.

In addition, the Company makes discretionary pension plan and other postretirement benefit plan contributions. See Note 14 to the audited consolidated financial statements included in the F pages of this report for a detailed discussion of plan contributions.

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

As of December 31, 2005 and 2004, the Company had received $1.10 billion and $874.2 million, respectively, of cash collateral on securities lending and $203.3 million and $415.7 million, respectively, of cash for derivative collateral. As of December 31, 2005, the Company had not received any non-cash collateral on securities lending compared to $191.8 million received at December 31, 2004. Both the cash and non-cash collateral amounts are included in short-term investments with a corresponding liability recorded in other liabilities. As of December 31, 2005 and 2004, the Company had loaned securities with a fair value of $1.07 billion and $1.04 billion, respectively. The Company also held $53.2 million and $222.5 million of securities as off-balance sheet collateral on derivative transactions as of December 31, 2005 and 2004, respectively.

ITEM 7A QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market Risk Sensitive Financial Instruments

The Company is subject to potential fluctuations in earnings and the fair value of certain of its assets and liabilities, as well as variations in expected cash flows due to changes in market interest rates and equity prices. The following discussion focuses on specific interest rate, foreign currency and equity price risks to which the Company is exposed and describes strategies used to manage these risks. The discussion is limited to financial instruments subject to market risks and is not intended to be a complete discussion of all of the risks to which the Company is exposed.

Interest Rate Risk

Fluctuations in interest rates can impact the Company’s earnings, cash flows and the fair value of its assets and liabilities. In a declining interest rate environment, the Company may be required to reinvest the proceeds from maturing and prepaying investments at rates lower than the overall yield of the portfolio, which could reduce future interest spread income. In addition, minimum guaranteed crediting rates (ranging from 1.5% to 3.5% for a majority of the individual annuity contracts in force) on certain individual annuity contracts could prevent the Company from lowering its interest crediting rates to levels commensurate with prevailing market interest rates, resulting in a reduction to the Company’s interest spread income in the event market interest rates remain at, or decline further from December 31, 2005 levels. The average crediting rate of fixed annuity products during 2005 was 3.85% and 4.23% for the Individual Investments and Retirement Plans segments, respectively (compared to 3.93% and 4.46%, respectively, during 2004), well in excess of the guaranteed rates.

The Company attempts to mitigate this risk by managing the maturity and interest-rate sensitivities of the assets to be consistent with those of the liabilities. In recent periods, management has taken actions to address low interest rate environments and the resulting impact on interest spread margins, including reducing commissions on fixed annuity sales, launching new products with new guaranteed rates, discontinuing the sale of its leading annual reset fixed annuities and invoking contractual provisions that limit the amount of variable annuity deposits allocated to the guaranteed fixed option. In addition, the Company adheres to a strict discipline of setting interest crediting rates on new business at levels adequate to provide returns consistent with management expectations.

Conversely, a rising interest rate environment could result in a reduction of interest spread income or an increase in policyholder surrenders. Existing general account investments supporting annuity liabilities had a weighted average maturity of approximately 6.0 years as of December 31, 2005. Therefore, the change in yield of the portfolio will lag changes in market interest rates. This lag increases if the rate of prepayments of securities slows. To the extent the Company sets renewal rates based on current market rates, this will result in reduced interest spreads. Alternatively, if the Company sets renewal crediting rates while attempting to maintain a desired spread from the portfolio yield, the rates offered by the Company may be less than new money rates offered by competitors. This difference could result in an increase in surrender activity by policyholders. If the Company was unable to fund surrenders with its cash flow from operations, the Company might need to sell assets, which likely would have declined in value due to the increase in interest rates. The Company attempts to mitigate this risk by offering products that assess surrender charges and/or market value adjustments at the time of surrender, and by managing the maturity and interest-rate sensitivities of the assets to approximate those of the liabilities.

Asset/Liability Management Strategies to Manage Interest Rate Risk

The Company employs an asset/liability management approach tailored to the specific requirements of each of its products. Each line of business has an investment policy based on its specific characteristics. The policy establishes asset maturity and duration, quality and other relevant guidelines.

An underlying pool or pools of investments, including combinations of common and dedicated asset pools, supports each general account line of business. The common asset pools are generally maintained on the basis of the desired maturity characteristics of the assets used (e.g., 4 to 7 years average weighted life). The various lines of business are given “ownership” percentages of assets acquired by the pools depending on their contribution to the amounts purchased in the pools, in a manner analogous to investment year allocations. This methodology is sometimes referred to as synthetic segmentation. Additionally, dedicated pools of assets have been created for certain liabilities or groups of liabilities within most lines. These pools consist of whole assets purchased specifically for the underlying line of business. In general, assets placed in any given portfolio remain there until they mature (or are called), but active management of specific securities, sectors, and several top down risks may result in portfolio turnover or transfers among the various portfolios.

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

As part of this process, the investment portfolio managers provide each line’s actuaries with forecasts of anticipated rates that the line’s future investments are expected to produce. This information, in combination with yields attributable to the line’s current investments and its investment “rollovers,” gives the line actuaries data to use in computing and declaring interest crediting rates for their lines of business in conjunction with management approval.

There are two approaches to developing investment policies:

•

For liabilities where cash flows are not interest sensitive and the credited rate is fixed (e.g., immediate annuities), the Company manages risk with a combination cash matching/duration matching strategy. Duration is a measure of the sensitivity of price to changes in interest rates. For a rate movement of 100 basis points the fair value of liabilities with a duration of 5 years would change by approximately 5%. For this type of liability, the Company generally targets an asset/liability duration mismatch of -0.25 to +0.50 years. In addition, the Company attempts to minimize asset and liability cash flow mismatches, especially over the first five years. However, the desired degree of cash matching is balanced against the cost of cash matching.

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

Use of Derivatives to Manage Interest Rate Risk

The Company periodically purchases fixed rate investments to back variable rate liabilities. As a result, the Company can be exposed to interest rate risk due to the mismatch between variable rate liabilities and fixed rate assets. To mitigate this risk, the Company enters into various types of derivative instruments to minimize this mismatch, with fluctuations in the fair values of the derivatives offsetting changes in the fair values of the investments resulting from changes in interest rates. The Company principally uses pay fixed/receive variable interest rate swaps to manage this risk.

Under these interest rate swaps, the Company receives variable interest rate payments and makes fixed rate payments. The fixed interest paid on the swap offsets the fixed interest received on the investment, resulting in the Company receiving the variable interest payments on the swap, generally 3-month U.S. London Interbank Offered Rate (LIBOR), and the credit spread on the investment. The net receipt of a variable rate will then match the variable rate paid on the liability.

As a result of entering into commercial mortgage loan and private placement commitments, the Company is exposed to changes in the fair value of such commitments due to changes in interest rates during the commitment period prior to the loans being funded. To manage this risk, the Company enters into short U.S. Treasury futures during the commitment period. With short U.S. Treasury futures, if interest rates rise/fall, the gains/losses on the futures will offset the change in fair value of the commitment attributable to the change in interest rates.

The Company periodically purchases variable rate investments (i.e., commercial mortgage loans and corporate bonds). As a result, the Company can be exposed to variability in cash flows and investment income due to changes in interest rates. Such variability poses risks to the Company when the assets are funded with fixed rate liabilities. To manage this risk, the Company may enter into receive fixed/pay variable interest rate swaps.

In using these interest rate swaps, the Company receives fixed interest rate payments and makes variable rate payments. The variable interest paid on the swap offsets the variable interest received on the investment, resulting in the Company receiving the fixed interest payments on the swap and the credit spread on the investment. The net receipt of a fixed rate will then match the fixed rate paid on the liability.

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

The Company is exposed to changes in fair value of fixed rate investments denominated in a foreign currency due to changes in foreign currency exchange rates and related interest rates. To manage this risk, the Company uses cross-currency interest rate hedges to swap these asset characteristics to variable U.S. dollar rate instruments. Cross-currency interest rate swaps on assets are structured to pay a fixed rate, in the foreign currency, and receive a variable U.S. dollar rate, generally 3-month U.S. LIBOR. These derivative instruments are designated as a fair value hedge of the fixed rate foreign denominated asset.

For a variable rate foreign liability, the cross-currency interest rate swap is structured to receive a variable rate, in the foreign currency, and pay a variable U.S. dollar rate, generally 3-month U.S. LIBOR. As both sides of the cross-currency interest rate swap are variable, the derivative instrument is a basis swap. While the receive-side terms of the cross-currency interest rate swap will line up with the terms of the liability, the Company is not able to match the pay-side terms of the derivative to a specific asset. Therefore, these derivative instruments do not receive hedge accounting treatment.

Cross-currency interest rate swaps on variable rate investments are structured to pay a variable rate, in the foreign currency, and receive a fixed U.S. dollar rate. The terms of the foreign currency paid on the swap will exactly match the terms of the foreign currency received on the asset, thus eliminating currency risk. These derivative instruments are designated as a cash flow hedge.

Characteristics of Interest Rate Sensitive Financial Instruments

The table below provides information about the Company’s financial instruments as of December 31, 2005 that are sensitive to changes in interest rates. Insurance contracts that subject the Company to significant mortality risk, including life insurance contracts and life-contingent immediate annuities, do not meet the definition of a financial instrument and are not included in the table.

	Estimated year of maturities/repayments							2005 Fair Value	2004 Fair Value
(in millions)	2006	2007	2008	2009	2010	There- after	Total
Assets
Fixed maturity securities:
Corporate bonds:
Principal	$1,762.2	$2,641.8	$1,986.1	$1,624.0	$1,411.6	$6,666.5	$16,092.2	$16,349.7	$17,566.9
Weighted average interest rate	7.30%	4.14%	4.71%	5.17%	6.64%	6.23%	5.75%
Mortgage and other asset- backed securities:
Principal	$869.6	$905.7	$831.7	$729.3	$1,009.9	$5,165.3	$9,511.5	$9,423.3	$8,517.2
Weighted average interest rate	5.44%	5.57%	5.15%	5.37%	5.16%	5.00%	6.25%
Other fixed maturity securities:
Principal	$99.0	$44.2	$63.8	$87.9	$69.3	$991.0	$1,355.2	$1,425.1	$1,567.9
Weighted average interest rate	5.11%	5.31%	5.08%	5.65%	4.53%	5.99%	5.76%
Mortgage loans on real estate:
Principal	$267.1	$406.5	$401.9	$423.5	$426.5	$5,061.9	$6,987.4	$8,503.0	$8,942.7
Weighted average interest rate	6.97%	6.41%	5.87%	6.15%	6.42%	6.22%	6.25%

Liabilities
Individual deferred fixed annuities:
Principal	$1,391.2	$1,209.3	$823.1	$650.0	$566.4	$2,588.8	$7,228.8	$11,296.6	$12,247.6
Weighted average crediting rate	3.33%	3.09%	3.02%	3.05%	3.10%	3.13%
Group pension deferred fixed annuities:
Principal	$1,452.3	$1,243.7	$1,068.7	$917.8	$798.4	$5,366.4	$10,847.3	$10,880.3	$9,814.4
Weighted average crediting rate	3.95%	3.91%	3.87%	3.86%	3.88%	3.91%
Funding agreements backing MTNs:
Principal	$1,365.1	$1,636.8	$490.1	$—	$460.4	$292.1	$4,244.5	$3,998.3	$4,401.6
Weighted average crediting rate	3.77%	3.64%	3.49%	—	3.80%	2.13%
Immediate annuities:
Principal	$230.3	$202.9	$178.5	$156.3	$131.4	$862.0	$1,761.4	$432.0	$407.0
Weighted average crediting rate	6.79%	6.82%	6.86%	6.90%	6.95%	7.00%
Short-term debt:
Principal	$242.3	$—	$—	$—	$—	$—	$242.3	$242.3	$215.0
Weighted average interest rate	4.30%	—	—	—	—	—	4.30%
Long-term debt:
Principal	$—	$—	$—	$—	$—	$700.0	$700.0	$822.8	$743.9
Weighted average interest rate	—	—	—	—	—	7.67%	7.67%

	Estimated year of maturities/repayments							2005 Fair Value	2004 Fair Value
(in millions, except settlement prices)	2006	2007	2008	2009	2010	There- after	Total
Derivative Financial Instruments
Interest rate swaps:
Pay fixed/receive variable:
Notional value	$378.5	$316.4	$235.3	$175.7	$264.9	$750.5	$2,121.3	$(69.6)	$(167.5)
Weighted average pay rate	4.65%	4.77%	4.51%	4.71%	4.79%	5.29%	4.90%
Weighted average receive rate[1]	4.41%	4.36%	4.36%	4.40%	4.41%	4.66%	4.49%
Pay fixed/receive variable, forward starting:
Notional value	$7.8	$—	$—	$28.3	$—	$366.2	$402.3	$(0.2)	$(1.2)
Weighted average pay rate	4.81%	—	—	4.79%	—	5.01%	4.99%
Weighted average receive rate	4.54%	—	—	4.54%	—	4.54%	4.54%
Pay variable/receive fixed:
Notional value	$567.7	$594.4	$228.8	$—	$5.7	$278.5	$1,675.1	$280.4	$585.5
Weighted average pay rate[1]	4.85%	4.48%	5.06%	—	5.39%	5.15%	4.80%
Weighted average receive rate	4.23%	4.04%	5.21%	—	8.52%	6.09%	4.62%
Pay variable/receive variable:
Notional value	$102.6	$—	$—	$—	$—	$—	$102.6	$13.5	$93.5
Weighted average pay rate[1]	4.80%	—	—	—	—	—	4.80%
Weighted average receive rate[1]	4.94%	—	—	—	—	—	4.94%
Pay fixed/receive fixed:
Notional value	$35.1	$44.0	$16.8	$64.1	$44.2	$116.0	$320.2	$(42.6)	$(87.4)
Weighted average pay rate	4.64%	5.98%	5.83%	5.73%	3.80%	5.79%	5.40%
Weighted average receive rate	3.82%	3.41%	4.04%	4.16%	4.20%	5.73%	4.59%
Convertible asset swaps:
Notional value	$10.0	$—	$—	$—	$—	$—	$10.0	$0.2	$2.6
Weighted average pay rate	—	—	—	—	—	—	—
Weighted average receive rate	4.99%	—	—	—	—	—	4.99%
Credit default swaps sold:
Notional value	$117.0	$106.0	$115.0	$24.5	$55.0	$26.0	$443.5	$3.0	$7.4
Weighted average receive rate	1.28%	1.01%	0.57%	0.58%	0.73%	1.08%	0.92%
Credit default swaps purchased:
Notional value	$3.5	$2.5	$9.5	$0.8	$—	$0.5	$16.8	$—	$4.9
Weighted average pay rate	5.00%	2.00%	1.07%	5.00%	—	5.00%	2.32%
Total return swaps[2]:
Notional value	$75.0	$—	$—	$—	$—	$—	$75.0	$0.1	$—
Embedded derivatives:
Notional value	$—	$—	$—	$—	$—	$20.0	$20.0	$7.2	$10.8
Treasury futures:
Short positions:
Contract amount/notional value	$4.7	$—	$—	$—	$—	$—	$4.7	$—	$(0.3)
Weighted average settlement price	108.31	—	—	—	—	—	108.31
Long positions:
Contract amount/notional value	$39.7	$—	$—	$—	$—	$—	$39.7	$0.3	$(4.4)
Weighted average settlement price	108.77	—	—	—	—	—	108.77
Equity futures:
Short positions:
Contract amount/notional value	$73.9	$—	$—	$—	$—	$—	$73.9	$1.4	$(1.9)
Weighted average settlement price	1,268.7	—	—	—	—	—	1,268.7
Long positions:
Contract amount/notional value	$2.2	$—	$—	$—	$—	$—	$2.2	$—	$—
Weighted average settlement price	1,271.4	—	—	—	—	—	1,271.4
Option contracts
Long positions:
Contract amount/notional value	$238.2	$—	$9.8	$65.6	$86.3	$374.5	$774.4	$30.8	$10.5
Weighted average settlement price	1,192.3	—	972.7	1,062.2	1,096.6	1,078.4	1,112.7

[1]	Variable rates are generally based on 1, 3 or 6-month U.S. LIBOR and reflect the effective rate as of December 31, 2005.

[2]	Total return swaps are based on the Lehman CMBS index.

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

Individual deferred fixed annuities: The maturity year is based on the expected date of policyholder withdrawal, taking into account actual experience, current interest rates and contract terms. Individual deferred fixed annuities are certain individual annuity contracts, which are also subject to surrender charges calculated as a percentage of the deposits made and assessed at declining rates during the first seven years after a deposit is made. Also included in deferred fixed annuities were $6.70 billion of participating group annuity contracts in 2005 ($6.19 billion in 2004). As of December 31, 2005, individual annuity general account liabilities totaling $5.69 billion were in contracts where the crediting rate is reset periodically with portions resetting in each calendar quarter ($6.87 billion in 2004), and $936.9 million that reset annually on January 1 ($990.0 million in 2004). Individual fixed annuity policy reserves of $3.33 billion were in contracts that adjust the crediting rate every five years ($3.29 billion in 2004). Individual fixed annuity policy reserves of $926.2 million in 2005 were in contracts that adjust the crediting rate every three years ($749.9 million in 2004). The average crediting rate is calculated as the difference between the projected yield of the assets backing the liabilities and a targeted interest spread. However, for certain individual annuities the credited rate is also adjusted to partially reflect current new money rates.

Group pension deferred fixed annuities: The maturity year is based on the expected date of policyholder withdrawal, taking into account actual experience, current interest rates and contract terms. Included were group annuity contracts representing $10.84 billion and $10.13 billion, respectively, of general account liabilities as of December 31, 2005 and 2004, which are generally subject to market value adjustment upon surrender and which also may be subject to surrender charges. Of the total group annuity liabilities in 2005, $9.69 billion were in contracts where the crediting rate is reset quarterly ($8.98 billion in 2004), $616.9 million were in contracts that adjust the crediting rate on an annual basis with portions resetting in each calendar quarter ($459.8 million in 2004), and $530.3 million were in contracts where the crediting rate is reset annually on January 1 ($691.1 million in 2004).

Funding agreements backing MTNs: As of December 31, 2005 and 2004, fixed annuity policy reserves of $4.0 billion and $4.40 billion, respectively, relate to funding agreements issued in conjunction with the Company’s MTN program where the crediting rate is either fixed for the term of the contract or variable, based on an underlying index.

Immediate annuities: Non-life contingent contracts in payout status where the Company has guaranteed periodic payments, typically monthly, are included. The maturity year is based on the term of the contract.

Short-term debt and long-term debt: The maturity year is the stated maturity date of the obligation.

Derivative financial instruments: The maturity year is based on the term of the related contract. Interest rate swaps include cross-currency interest rate swaps that eliminate all of the Company’s existing asset and liability foreign currency exposure. Cross-currency interest rate swaps in place against each foreign currency obligation hedge the Company against adverse currency movements with respect to both period interest payments and principal repayment. Underlying details by currency have therefore been omitted. Variable swap rates and settlement prices reflect rates and prices in effect as of December 31, 2005.

Equity Market Risk

Asset fees calculated as a percentage of the separate account assets are a significant source of revenue to the Company. As of December 31, 2005, approximately 83% of separate account assets were invested in equity mutual funds (approximately 82% as of December 31, 2004). Gains and losses in the equity markets result in corresponding increases and decreases in the Company’s separate account assets and asset fee revenue. In addition, a decrease in separate account assets may decrease the Company’s expectations of future profit margins due to a decrease in asset fee revenue and/or an increase in guaranteed contract claims, which also may require the Company to accelerate the amortization of DAC.

The Company’s long-term assumption for net separate account returns is 8% annual growth, earned evenly throughout the year. If equity markets were unchanged throughout a given year, the Company estimates that its net earnings per diluted share, calculated using current weighted average diluted shares outstanding, would be approximately $0.05 to $0.10 less than had the Company’s long-term assumption for net separate account returns been realized. This analysis assumes no other factors change and that an unlocking of DAC assumptions would not be required. However, as it does each quarter, the Company would evaluate its DAC balance and underlying assumptions to determine whether unlocking is appropriate. The Company can provide no assurance that the experience of flat equity market returns would not result in changes to other factors affecting profitability, including the possibility of unlocking of DAC assumptions.

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

To mitigate this risk, the Company has implemented a GMDB economic hedging program for certain new and existing business. Prior to implementation of the GMDB hedging program in 2003, the Company managed this risk primarily by entering into reinsurance arrangements. The GMDB economic hedging program is designed to offset changes in the economic value of the GMDB obligation up to a return of the contractholder’s premium payments. However, the first 10% of GMDB claims are not hedged. Currently the program shorts S&P 500 Index futures, which provides an offset to changes in the value of the designated obligation. The Company’s economic evaluation of the GMDB obligation is not consistent with current accounting treatment of the GMDB obligation. Therefore, the hedging activity will lead to earnings volatility. This volatility was negligible in 2005. As of December 31, 2005 and 2004, the net amount at risk was $1.08 billion and $1.71 billion before reinsurance, respectively, and $178.4 million and $296.5 million net of reinsurance, respectively. As of December 31, 2005 and 2004, the Company’s reserve for GMDB claims was $26.9 million and $23.6 million, respectively. See Note 3 to the audited consolidated financial statements included in the F pages of this report for discussion of the impact of adopting a new accounting principle regarding GMDB reserves in 2004.

The Company also offers certain variable annuity products with a guaranteed minimum accumulation benefit (GMAB) rider. A GMAB provides the contractholder with a guaranteed return of premium, adjusted proportionately for withdrawals, after a specified period of time (5, 7 or 10 years) selected by the contractholder at the time of issuance of the variable annuity contract. In some cases, the contractholder also has the option, after a specified period of time, to drop the rider and continue the variable annuity contract without the GMAB. The design of the GMAB rider limits the risk to the Company in a variety of ways including asset allocation requirements, which serve to reduce the Company’s potential exposure to underlying fund performance risks. Specifically, the GMAB terms limit asset allocation by: (1) requiring partial allocation of assets to a guaranteed term option (a fixed rate investment option) and excluding certain funds that are highly volatile or difficult to hedge; or (2) requiring all assets be allocated to one of the approved asset allocation funds or models defined by the Company. A GMAB represents an embedded derivative in the variable annuity contract that is required to be separated from, and valued apart from, the host variable annuity contract. The embedded derivative is carried at fair value and reported in other future policy benefits and claims. The Company initially records an offset to the fair value of the embedded derivative on the balance sheet, which is amortized through the income statement over the term of the GMAB period of the contract. The fair value of the GMAB embedded derivative is calculated based on actuarial assumptions related to the projected benefit cash flows incorporating numerous assumptions including, but not limited to, expectations of contractholder persistency, market returns, correlations of market returns and market return volatility.

The Company began selling contracts with the GMAB feature on May 1, 2003. Beginning October 1, 2003, the Company launched an enhanced version of the rider that offered increased equity exposure to the contractholder in return for a higher charge. The Company simultaneously began economically hedging the GMAB exposure for those risks that exceed a level it considered acceptable. The GMAB economic hedge consists of shorting interest rate futures and S&P 500 Index futures contracts and does not qualify for hedge accounting under current guidance. Upon reaching scale, the Company anticipates the purchase of S&P 500 Index put options and over-the-counter basket put options, which are constructed in order to minimize the tracking error of the hedge and the GMAB liability. See Note 2(c) to the audited consolidated financial statements included in the F pages of this report for discussion of economic hedges. The objective of the GMAB economic hedge strategy is to manage the exposures with risk beyond a level considered acceptable to the Company. The Company is exposed to equity market risk related to the GMAB feature should the growth in the underlying investments, including any GTO investment, fail to reach the guaranteed return level. The GMAB embedded derivative will create volatility in earnings; however, the hedging program provides substantial mitigation of this exposure. This volatility was negligible in 2005 and 2004. As of December 31, 2005 and 2004, the fair value of the GMAB embedded derivative was $67.9 million and $20.6 million, respectively. The increase in the fair value of the GMAB embedded derivative was driven by the value of new business sold during 2005.

Beginning in March 2005, the Company began offering a hybrid GMAB/guaranteed minimum withdrawal benefit (GMWB) through its Capital Preservation Plus Lifetime Income contract rider. This living benefit combines a GMAB feature in its first 5-10 years with a lifetime withdrawal benefit which begins upon the maturity of the GMAB and extends for the duration of the insured’s life. In the event that the insured’s contract value is exhausted through such withdrawals, the Company shall continue to fund future withdrawals at a pre-defined level until the insured’s death. In some cases, the contract owner has the right to drop the GMWB portion of this rider or periodically reset the guaranteed withdrawal basis to a higher level. This benefit requires a minimum allocation to guaranteed term options or adherence to limitations required by an approved asset allocation strategy as previously described above.

Inflation

The rate of inflation did not have a material effect on the revenues or operating results of the Company during 2005, 2004 or 2003.

ITEM 8 CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

See Part IV, Item 15 – Exhibits, Financial Statement Schedules for an index to the Company’s audited consolidated financial statements included in the F pages of this report.

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

Changes in Internal Control Over Financial Reporting

There have been no changes during the Company’s fourth fiscal quarter to its internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting. However, effective January 1, 2006, the Company commenced using a new accounting system to record, allocate and report financial transactions related to expenses. In addition, during 2006 the Company plans to implement further changes to certain components of the new accounting and reporting system. This new system will result in certain changes that may have a material affect on the Company’s internal control over financial reporting. The implemented and planned system changes were undertaken to standardize accounting systems, improve management reporting and consolidate accounting functions for the Company, its subsidiaries and affiliates, and were not undertaken in response to any actual or perceived significant deficiencies in the Company’s internal control over financial reporting.

ITEM 9B OTHER INFORMATION

None.

PART III

ITEM 10 DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Omitted due to reduced disclosure format.

ITEM 11 EXECUTIVE COMPENSATION

Omitted due to reduced disclosure format.

ITEM 12 SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Omitted due to reduced disclosure format.

ITEM 13 CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Omitted due to reduced disclosure format.

ITEM 14 PRINCIPAL ACCOUNTING FEES AND SERVICES

The following table presents fees for services rendered by KPMG LLP, the Company’s independent registered public accounting firm, for: (1) the audits of the audited consolidated financial statements for NFS and its subsidiaries, including consolidated or individual financial statement audits of other NFS subsidiaries, where appropriate, for each of the years ended December 31, 2005 and 2004; (2) the reviews of the consolidated financial statements included in the Quarterly Reports on Form 10-Q for NFS and NLIC filed during each year indicated; and (3) fees billed for other services rendered by KPMG LLP.

	2005	2004
Audit fees	$5,341,800	$5,590,900
Audit related fees[1]	844,353	925,313
Tax fees[2]	60,200	192,945

Total fees	$6,246,353	$6,709,158

[1]

Audit related fees were principally for reports on internal controls (Statement on Auditing Standards No. 70, Service Organizations); financial statement audits of employee benefit plans; consultations with management regarding the accounting treatment of transactions or potential impact of rulings prescribed by the SEC, FASB or other accounting standard setting bodies; and other audit related agreed-upon procedures reports.

[2]

Tax fees were for tax consultation regarding federal tax issues resulting from IRS examinations, assistance with IRS or other taxing authority audits, and activities such as tax planning and preparing tax returns to be filed with various taxing authorities.

None of the above fees fall under the de minimis exception to the pre-approval rules.

The NLIC Audit Committee (on behalf of the Company and its subsidiaries) has adopted pre-approval policies and procedures for services provided by the independent registered public accounting firm. The Audit Committee approves four categories of services: audit, audit related, tax and non-audit services. Each year the independent registered public accounting firm submits to the Audit Committee a list of services and a fee is estimated and presented to the Audit Committee for approval. The Audit Committee pre-approves both the services and the related fees. Requests for the independent registered public accounting firm to provide any additional services or to increase the budget for approved services during the course of the year must also be pre-approved by the Audit Committee. Such specific pre-approval may be provided at a meeting of the Audit Committee or between meetings, as necessary, by the Chairman of the Audit Committee to whom pre-approval has been delegated. The Chairman is directed to update the full Audit Committee at the next Audit Committee meeting for any interim approvals granted. The Audit Committee periodically monitors the services rendered by and actual fees paid to the independent registered public accounting firm to ensure that such services are within the parameters it pre-approved.

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

10.8*	General Description of Nationwide Performance Incentive Plan (previously filed as Exhibit 10.9 to Form 10-K, Commission File Number 1-12785, filed March 29, 2001, and incorporated herein by reference)

10.9*

Form of Amended and Restated Nationwide Office of Investments Incentive Plan dated as of October 7, 2003 (previously filed as Exhibit 10.13 to Form 10-K, Commission File Number 1-12785, filed March 1, 2005, and incorporated herein by reference)

10.10*

Nationwide Excess Benefit Plan effective as of January 1, 2000 (previously filed as Exhibit 10.14 to Form 10-K, Commission File Number 1-12785, filed March 1, 2005, and incorporated herein by reference)

10.11*

Nationwide Supplemental Retirement Plan As Amended and Restated effective January 1, 2000 (previously filed as Exhibit 10.1 to Form 10-K, Commission File Number 1-12785, filed March 1, 2005, and incorporated herein by reference)

10.12*	Nationwide Severance Pay Plan effective as of March 1, 2003 (previously filed as Exhibit 10.16 to Form 10-K, Commission File Number 1-12785, filed March 1, 2005, and incorporated herein by reference)

10.13*

Nationwide Supplemental Defined Contribution Plan effective as of January 1, 2005 (previously filed as Exhibit 10.17 to Form 10-K, Commission File Number 1-12785, filed March 1, 2005, and incorporated herein by reference)

10.14*

Nationwide Individual Deferred Compensation Plan effective as of January 1, 2005 (previously filed as Exhibit 10.18 to Form 10-K, Commission File Number 1-12785, filed March 1, 2005, and incorporated herein by reference)

10.15*

Nationwide Board of Directors Deferred Compensation Plan effective as of January 1, 2005 (previously filed as Exhibit 10.19 to Form 10-K, Commission File Number 1-12785, filed March 1, 2005, and incorporated herein by reference)

10.16

Investment Agency Cost Allocation Agreement dated October 30, 2002 between Nationwide Life Insurance Company and Nationwide Cash Management Company (previously filed as Exhibit 10.22 to Form 10-K, Commission File Number 1-12785, filed March 11, 2004, and incorporated herein by reference)

10.17

Master Repurchase Agreement between Nationwide Life Insurance Company, Nationwide Life and Annuity Insurance Company, and Nationwide Mutual Insurance Company and certain of its Subsidiaries and affiliates (previously filed as Exhibit 10.20 to Form 10-K, Commission File Number 1-12785, filed March 29, 2000, and incorporated herein by reference)

10.18*

Form of Employment Agreement, dated January 1, 2000, between Nationwide Mutual Insurance Company and Patricia Hatler (previously filed as Exhibit 10.25 to Form 10-Q, Commission File Number 1-12785, filed August 14, 2000, and incorporated herein by reference)

10.18.1*

Amendment of Employment Agreement, effective as of March 1, 2005, between Nationwide Mutual Insurance Company and Patricia Hatler (previously filed as Exhibit 10.28.1 to Form 10-K, Commission File Number 1-12785, filed March 1, 2005, and incorporated herein by reference)

10.19*

Form of Employment Agreement, dated January 1, 2000, between Nationwide Mutual Insurance Company and Donna James (previously filed as Exhibit 10.27 to Form 10-Q, Commission File Number 1-12785, filed August 14, 2000, and incorporated herein by reference)

10.19.1*

Amendment of Employment Agreement, effective as of March 1, 2005, between Nationwide Mutual Insurance Company and Donna James (previously filed as Exhibit 10.30.1 to Form 10-K, Commission File Number 1-12785, filed March 1, 2005, and incorporated herein by reference)

10.20*

Form of Employment Agreement, dated January 1, 2000, between Nationwide Mutual Insurance Company and Greg Lashutka (previously filed as Exhibit 10.28 to Form 10-Q, Commission File Number 1-12785, filed August 14, 2000, and incorporated herein by reference)

10.20.1*

Amendment of Employment Agreement, effective as of March 1, 2005, between Nationwide Mutual Insurance Company and Greg Lashutka (previously filed as Exhibit 10.31.1 to Form 10-K, Commission File Number 1-12785, filed March 1, 2005, and incorporated herein by reference)

10.21*

Form of Employment Agreement between Nationwide Mutual Insurance Company and Robert Rosholt (previously filed as Exhibit 10.30 to Form 10-Q, Commission File Number 1-12785, filed May 14, 2003, and incorporated herein by reference)

10.22*

Form of Employment Agreement, dated May 26, 2000, between Nationwide Mutual Insurance Company and W.G. Jurgensen (previously filed as Exhibit 10.32 to Form 10-Q, Commission File Number 1-12785, filed November 13, 2000, and incorporated herein by reference)

10.22.1*

Amendment of Employment Agreement, effective as of March 1, 2005, between Nationwide Mutual Insurance Company and W.G. Jurgensen (previously filed as Exhibit 10.34.1 to Form 10-K, Commission File Number 1-12785, filed March 1, 2005, and incorporated herein by reference)

10.23*

Form of Employment Agreement, dated February 25, 2004, between Nationwide Mutual Insurance Company and Terri L. Hill (previously filed as Exhibit 10.1 to Form 10-Q, Commission File Number 1-12785, filed May 7, 2004, and incorporated here by reference)

10.24*

Form of Employment Agreement, dated February 25, 2004, between Nationwide Mutual Insurance Company and Kathleen D. Ricord (previously filed as Exhibit 10.2 to Form 10-Q, Commission File Number 1-12785, filed May 7, 2004, and incorporated here by reference)

10.25*

Form of Employment Agreement, dated January 1, 2004 and fully executed on April 7, 2004, between Nationwide Financial Services, Inc. and Mark R. Thresher (previously filed as Exhibit 10.3 to Form 10-Q, Commission File Number 1-12785, filed August 6, 2004, and incorporated herein by reference)

10.26*	Offer Letter for Keith Millner dated November 19, 2004 (previously filed as Exhibit 10.1 to Form 8-K, Commission File Number 1-12785, filed December 3, 2004, and incorporated herein by reference)

10.27*

Form of Employment Agreement, dated June 4, 2001, between Nationwide Mutual Insurance Company and Michael C. Keller (previously filed as Exhibit 10.36 to Form 10-Q, Commission File Number 1-12785, filed August 10, 2001, and incorporated herein by reference)

10.27.1*

Amendment of Employment Agreement, effective as of March 1, 2005, between Nationwide Mutual Insurance Company and Michael C. Keller (previously filed as Exhibit 10.42.1 to Form 10-K, Commission File Number 1-12785, filed March 1, 2005, and incorporated herein by reference)

10.28*

Employment letter agreement between Nationwide Financial Services, Inc. and John Carter dated October 27, 2005 (previously filed as Exhibit 10.1 Form 10-Q, Commission File Number 1-12785, filed November 3, 2005, and incorporated herein by reference)

10.29*	Summary of terms of employment of Timothy G. Frommeyer (previously filed as Exhibit 10.2 to Form 10-Q, Commission File Number 1-12785, filed November 3, 2005, and incorporated herein by reference)

10.30

Form of Employee Leasing Agreement, dated July 1, 2000, between Nationwide Mutual Insurance Company and Nationwide Financial Services, Inc. (previously filed as Exhibit 10.35 to Form 10-Q, Commission File Number 1-12785, filed May 11, 2001, and incorporated herein by reference)

10.31

Form of Surplus Note, dated December 17, 2001, between Nationwide Financial Services, Inc. and Nationwide Life Insurance Company (previously filed as Exhibit 10.32 to Form 10-K, Commission File Number 2-64559, filed March 23, 2003, and incorporated herein by reference)

10.32

Form of Surplus Note, dated June 26, 2002, between Nationwide Financial Services, Inc. and Nationwide Life Insurance Company (previously filed as Exhibit 10.33 to Form 10-K, Commission File Number 2-64559, filed March 23, 2003, and incorporated herein by reference)

10.33

Form of Surplus Note, dated December 23, 2003, between Nationwide Financial Services, Inc. and Nationwide Life Insurance Company (previously filed as Exhibit 10.34 to Form 10-K, Commission File Number 2-64559, filed March 11, 2004, and incorporated herein by reference)

10.34*

Employment Offer Letter Agreement between Nationwide Financial Services, Inc. and Gail Snyder dated November 28, 2005 (previously filed as Exhibit 10.49 to Form 10-K, Commission File Number 1-12785, filed March 1, 2006, and incorporated herein by reference)

18

Letter regarding change in accounting principle from KPMG LLP (previously filed as Exhibit 18 to Form 10-Q, Commission File Number 1-12785, filed November 12, 2003, and incorporated herein by reference)

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

NATIONWIDE LIFE INSURANCE COMPANY. (Registrant)

Date: March 1, 2006	By	/s/ W.G. Jurgensen
W.G. Jurgensen, Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Arden L. Shisler	February 22, 2006	/s/ W.G. Jurgensen	March 1, 2006
Arden L. Shisler, Chairman of the Board	Date	W.G. Jurgensen, Chief Executive Officer and Director	Date

/s/ Joseph A. Alutto	February 22, 2006	/s/ James G. Brocksmith, Jr.	February 22, 2006
Joseph A. Alutto, Director	Date	James G. Brocksmith, Jr., Director	Date

/s/ Keith W. Eckel	February 22, 2006	/s/ Lydia M. Marshall	February 22, 2006
Keith W. Eckel, Director	Date	Lydia M. Marshall, Director	Date

/s/ Donald L. McWhorter	February 22, 2006	/s/ David O. Miller	February 22, 2006
Donald L. McWhorter, Director	Date	David O. Miller, Director	Date

/s/ Martha Miller de Lombera	February 22, 2006	/s/ James F. Patterson	February 22, 2006
Martha Miller de Lombera, Director	Date	James F. Patterson, Director	Date

/s/ Gerald D. Prothro	February 22, 2006	/s/ Alex Shumate	February 22, 2006
Gerald D. Prothro, Director	Date	Alex Shumate, Director	Date

/s/ Mark R. Thresher	March 1, 2006	/s/ Timothy G. Frommeyer	March 1, 2006
Mark R. Thresher, President and Chief Operating Officer	Date	Timothy G. Frommeyer, Senior Vice President – Chief Financial Officer	Date

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

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Nationwide Life Insurance Company and subsidiaries as of December 31, 2005 and 2004, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2005, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the related financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

As discussed in note 3 to the consolidated financial statements, the Company adopted the American Institute of Certified Public Accountants’ Statement of Position 03-1, Accounting and Reporting by Insurance Enterprises for Certain Nontraditional Long-Duration Contracts and for Separate Accounts, in 2004.

/s/ KPMG LLP
Columbus, Ohio March 1, 2006

NATIONWIDE LIFE INSURANCE COMPANY AND SUBSIDIARIES

(a wholly-owned subsidiary of Nationwide Financial Services, Inc.)

Consolidated Statements of Income

(in millions)

	Years ended December 31,
	2005	2004	2003
Revenues:
Policy charges	$1,055.1	$1,025.2	$924.1
Life insurance premiums	260.0	270.4	279.8
Net investment income	2,105.2	2,000.5	1,973.1
Net realized gains (losses) on investments, hedging instruments and hedged items	10.6	(36.4)	(85.2)
Other	2.2	9.8	12.8

Total revenues	3,433.1	3,269.5	3,104.6

Benefits and expenses:
Interest credited to policyholder account values	1,331.0	1,277.2	1,309.2
Other benefits and claims	377.5	369.2	380.0
Policyholder dividends on participating policies	33.1	36.2	41.2
Amortization of deferred policy acquisition costs	466.3	410.1	375.9
Interest expense on debt, primarily with Nationwide Financial Services, Inc. (NFS)	66.3	59.8	48.4
Other operating expenses	538.8	582.0	515.5

Total benefits and expenses	2,813.0	2,734.5	2,670.2

Income from continuing operations before federal income tax expense	620.1	535.0	434.4
Federal income tax expense	95.6	120.0	96.2

Income from continuing operations	524.5	415.0	338.2
Cumulative effect of adoption of accounting principles, net of taxes	—	(3.3)	(0.6)

Net income	$524.5	$411.7	$337.6

See accompanying notes to consolidated financial statements,

including Note 15 which describes related party transactions.

NATIONWIDE LIFE INSURANCE COMPANY AND SUBSIDIARIES

(a wholly-owned subsidiary of Nationwide Financial Services, Inc.)

Consolidated Balance Sheets

(in millions, except per share amounts)

	December 31,
	2005	2004
Assets
Investments:
Securities available-for-sale, at fair value:
Fixed maturity securities (cost $26,958.9 in 2005; $26,708.7 in 2004)	$27,198.1	$27,652.0
Equity securities (cost $35.1 in 2005; $37.7 in 2004)	42.1	48.1
Mortgage loans on real estate, net	8,458.9	8,649.2
Real estate, net	84.9	83.9
Policy loans	604.7	644.5
Other long-term investments	641.5	539.6
Short-term investments, including amounts managed by a related party	1,596.6	1,645.8

Total investments	38,626.8	39,263.1

Cash	0.9	15.5
Accrued investment income	344.0	364.2
Deferred policy acquisition costs	3,597.9	3,416.6
Other assets	1,699.1	2,099.8
Assets held in separate accounts	62,689.8	60,798.7

Total assets	$106,958.5	$105,957.9

Liabilities and Shareholder’s Equity
Liabilities:
Future policy benefits and claims	$35,941.1	$36,383.1
Short-term debt	242.3	215.0
Long-term debt, payable to NFS	700.0	700.0
Other liabilities	3,130.1	3,645.2
Liabilities related to separate accounts	62,689.8	60,798.7

Total liabilities	102,703.3	101,742.0

Shareholder’s equity:
Common stock, $1 par value; authorized - 5.0 shares; issued and outstanding - 3.8 shares	3.8	3.8
Additional paid-in capital	274.4	274.4
Retained earnings	3,883.4	3,543.9
Accumulated other comprehensive income	93.6	393.8

Total shareholder’s equity	4,255.2	4,215.9

Total liabilities and shareholder’s equity	$106,958.5	$105,957.9

See accompanying notes to consolidated financial statements,

including Note 15 which describes related party transactions.

NATIONWIDE LIFE INSURANCE COMPANY AND SUBSIDIARIES

(a wholly-owned subsidiary of Nationwide Financial Services, Inc.)

Consolidated Statements of Shareholder’s Equity

(in millions)

	Capital shares	Additional paid-in capital	Retained earnings	Accumlated other comprehensive income	Total shareholder’s equity
Balance as of December 31, 2002	$3.8	$171.1	$2,979.6	$394.3	$3,548.8
Comprehensive income:
Net income	—	—	337.6	—	337.6
Net unrealized gains on securities available-for-sale arising during the period, net of taxes	—	—	—	99.6	99.6
Accumulated net losses on cash flow hedges, net of taxes	—	—	—	(26.6)	(26.6)

Total comprehensive income					410.6

Capital contributed by NFS	—	200.2	—	—	200.2
Capital returned to NFS	—	(100.0)	—	—	(100.0)
Dividends to NFS	—	—	(60.0)	—	(60.0)

Balance as of December 31, 2003	3.8	271.3	3,257.2	467.3	3,999.6

Comprehensive income:
Net income	—	—	411.7	—	411.7
Net unrealized losses on securities available-for-sale arising during the period, net of taxes	—	—	—	(42.7)	(42.7)
Accumulated net losses on cash flow hedges, net of taxes	—	—	—	(30.8)	(30.8)

Total comprehensive income					338.2

Capital contributed by NFS	—	3.1	—	—	3.1
Dividends to NFS	—	—	(125.0)	—	(125.0)

Balance as of December 31, 2004	3.8	274.4	3,543.9	393.8	4,215.9

Comprehensive income:
Net income	—	—	524.5	—	524.5
Net unrealized losses on securities available-for-sale arising during the period, net of taxes	—	—	—	(327.3)	(327.3)
Accumulated net gains on cash flow hedges, net of taxes	—	—	—	27.1	27.1

Total comprehensive income					224.3

Dividends to NFS	—	—	(185.0)	—	(185.0)

Balance as of December 31, 2005	$3.8	$274.4	$3,883.4	$93.6	$4,255.2

See accompanying notes to consolidated financial statements,

including Note 15 which describes related party transactions.

NATIONWIDE LIFE INSURANCE COMPANY AND SUBSIDIARIES

(a wholly-owned subsidiary of Nationwide Financial Services, Inc.)

Consolidated Statements of Cash Flows

(in millions)

	Years ended December 31,
	2005	2004	2003
Cash flows from operating activities:
Net income	$524.5	$411.7	$337.6
Adjustments to reconcile net income to net cash provided by operating activities:
Net realized (gains) losses on investments, hedging instruments and hedged items	(10.6)	36.4	85.2
Interest credited to policyholder account values	1,331.0	1,277.2	1,309.2
Capitalization of deferred policy acquisition costs	(460.5)	(496.4)	(567.2)
Amortization of deferred policy acquisition costs	466.3	410.1	375.9
Amortization and depreciation	65.6	73.0	69.3
Decrease (increase) in other assets	591.0	(303.5)	(735.9)
(Decrease) increase in policy and other liabilities	(511.1)	324.4	342.3
Other, net	(114.9)	1.5	45.4

Net cash provided by operating activities	1,881.3	1,734.4	1,261.8

Cash flows from investing activities:
Proceeds from maturity of securities available-for-sale	4,198.5	3,099.4	4,101.6
Proceeds from sale of securities available-for-sale	2,619.7	2,485.5	2,220.5
Proceeds from repayments of mortgage loans on real estate	2,854.6	1,920.9	1,478.3
Cost of securities available-for-sale acquired	(6,924.1)	(6,291.4)	(9,366.7)
Cost of mortgage loans on real estate originated or acquired	(2,524.9)	(2,169.9)	(1,914.4)
Net decrease (increase) in short-term investments	56.9	205.9	(639.9)
Collateral received (paid) - securities lending, net	36.6	89.4	(26.1)
Other, net	121.6	(357.2)	280.3

Net cash provided by (used in) investing activities	438.9	(1,017.4)	(3,866.4)

Cash flows from financing activities:
Net proceeds from issuance of long-term debt to NFS	—	—	100.0
Net increase in short-term debt	27.3	15.2	199.8
Capital contributed by NFS	—	3.1	200.2
Capital returned to NFS	—	—	(100.0)
Cash dividends paid to NFS	(185.0)	(125.0)	(60.0)
Investment and universal life insurance product deposits	2,845.4	3,561.6	5,116.1
Investment and universal life insurance product withdrawals	(5,022.5)	(4,156.5)	(2,852.3)

Net cash (used in) provided by financing activities	(2,334.8)	(701.6)	2,603.8

Net (decrease) increase in cash	(14.6)	15.4	(0.8)
Cash, beginning of period	15.5	0.1	0.9

Cash, end of period	$0.9	$15.5	$0.1

See accompanying notes to consolidated financial statements,

including Note 15 which describes related party transactions.

NATIONWIDE LIFE INSURANCE COMPANY AND SUBSIDIARIES

(a wholly-owned subsidiary of Nationwide Financial Services, Inc.)

Notes to Consolidated Financial Statements

December 31, 2005, 2004 and 2003

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

Wholly-owned subsidiaries of NLIC as of December 31, 2005 include Nationwide Life and Annuity Insurance Company (NLAIC) and Nationwide Investment Services Corporation (NISC). NLAIC offers universal life insurance, variable universal life insurance, corporate-owned life insurance (COLI) and individual annuity contracts on a non-participating basis. NISC is a registered broker/dealer.

The Company is a leading provider of long-term savings and retirement products in the United States of America (U.S.). The Company develops and sells a diverse range of products including individual annuities, private and public group retirement plans, other investment products sold to institutions, life insurance and advisory services. The Company sells its products through a diverse distribution network. Unaffiliated entities that sell the Company’s products to their own customer bases include independent broker/dealers, financial institutions, wirehouse and regional firms, pension plan administrators, and life insurance specialists. Representatives of affiliates who market products directly to a customer base include Nationwide Retirement Solutions, Inc. (NRS), Nationwide Financial Network (NFN) producers and TBG Insurance Services Corporation (TBG Financial). The Company also distributes products through the agency distribution force of its ultimate majority parent company, NMIC.

(2)	Summary of Significant Accounting Policies

The significant accounting policies followed by the Company that materially affect financial reporting are summarized below. The accompanying consolidated financial statements have been prepared in accordance with United States generally accepted accounting principles (GAAP).

The preparation of financial statements in accordance with GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements. Actual results could differ significantly from those estimates.

The most significant estimates include those used to determine the following: the balance, recoverability and amortization of deferred policy acquisition (DAC) for investment products and universal life insurance products; impairment losses on investments; valuation allowances for mortgage loans on real estate; federal income tax provisions; the liability for future policy benefits; and pension and other postretirement employee benefits. Although some variability is inherent in these estimates, the recorded amounts reflect management’s best estimates based on facts and circumstances as of the balance sheet date. Management believes the amounts provided are appropriate.

(a) Consolidation Policy

The consolidated financial statements include the accounts of NLIC and companies in which NLIC directly or indirectly has a controlling financial interest. Effective December 31, 2003, the Company applied the provisions of Financial Accounting Standards Board (FASB) Interpretation No. 46 (revised December 2003), Consolidation of Variable Interest Entities - an interpretation of ARB No. 51 (FIN 46R), to those variable interest entities (VIEs) with which it is associated. As a result, the Company deconsolidated certain VIEs which previously were consolidated, as of that date. Minority interest expense is included in other operating expenses in the consolidated statements of income, and minority interest is included in other liabilities on the consolidated balance sheets. All significant intercompany balances and transactions have been eliminated.

NATIONWIDE LIFE INSURANCE COMPANY AND SUBSIDIARIES

(a wholly-owned subsidiary of Nationwide Financial Services, Inc.)

Notes to Consolidated Financial Statements, Continued

December 31, 2005, 2004 and 2003

(b) Valuation of Investments, Investment Income and Related Gains and Losses

The Company is required to classify its fixed maturity securities and marketable equity securities as held-to-maturity, available-for-sale or trading. All fixed maturity and marketable equity securities are classified as available-for-sale. Available-for-sale securities are stated at fair value, with the unrealized gains and losses, net of adjustments to DAC, future policy benefits and claims, and deferred federal income taxes reported as a separate component of accumulated other comprehensive income (AOCI) in shareholder’s equity. The adjustment to DAC represents the changes in amortization of DAC that would have been required as a charge or credit to operations had such unrealized amounts been realized and allocated to the product lines. The adjustment to future policy benefits and claims represents the increase in policy reserves from using a discount rate that would have been required had such unrealized amounts been realized and the proceeds reinvested at then current market interest rates, which were lower than the then current effective portfolio rate.

The fair value of fixed maturity and marketable equity securities is generally obtained from independent pricing services based on market quotations. For fixed maturity securities not priced by independent services (generally private placement securities and securities that do not trade regularly), an internally developed pricing model or “corporate pricing matrix” is most often used. The corporate pricing matrix is developed by obtaining spreads versus the U.S. Treasury yield for corporate securities with varying weighted average lives and bond ratings. The weighted average life and bond rating of a particular fixed maturity security to be priced using the corporate matrix are important inputs into the model and are used to determine a corresponding spread that is added to the U.S. Treasury yield to create an estimated market yield for that bond. The estimated market yield and other relevant factors are then used to estimate the fair value of the particular fixed maturity security. Additionally, for valuing certain fixed maturity securities with complex cash flows such as certain mortgage-backed and asset-backed securities, a “structured product model” is used. The structured product model uses third party pricing tools. For securities for which quoted market prices are not available and for which the Company’s structured product model is not suitable for estimating fair values, fair values are determined using other modeling techniques, primarily a commercial software application utilized in valuing complex securitized investments with variable cash flows. As of December 31, 2005, 72% of the fair values of fixed maturity securities were obtained from independent pricing services, 20% from the Company’s pricing matrices and 8% from other sources compared to 70%, 21% and 9%, respectively, in 2004.

Management regularly reviews each investment in its fixed maturity and equity securities portfolios to evaluate the necessity of recording impairment losses for other-than-temporary declines in the fair value of investments.

Under the Company’s accounting policy for equity securities and debt securities that can be contractually prepaid or otherwise settled in a way that may limit the Company’s ability to fully recover cost, an impairment is deemed to be other-than-temporary unless the Company has both the ability and intent to hold the investment until the security’s forecasted recovery and evidence exists indicating that recovery will occur in a reasonable period of time. Also, for such debt securities management estimates cash flows over the life of purchased beneficial interests in securitized financial assets. If management estimates that the fair value of its beneficial interest is not greater than or equal to its carrying value based on current information and events, and if there has been an adverse change in estimated cash flows since the last revised estimate (considering both timing and amount), then the Company recognizes an other-than-temporary impairment and writes down the purchased beneficial interest to fair value.

For other debt securities, an other-than-temporary impairment charge is taken when the Company does not have the ability and intent to hold the security until the forecasted recovery or if it is no longer probable that the Company will recover all amounts due under the contractual terms of the security. Many criteria are considered during this process including, but not limited to, the current fair value as compared to cost or amortized cost, as appropriate, of the security; the amount and length of time a security’s fair value has been below cost or amortized cost; specific credit issues and financial prospects related to the issuer; management’s intent to hold or dispose of the security; and current economic conditions.

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

December 31, 2005, 2004 and 2003

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

The Company provides valuation allowances for impairments of mortgage loans on real estate based on a review by portfolio managers. Mortgage loans on real estate are considered impaired when, based on current information and events, it is probable that the Company will be unable to collect all amounts due according to the contractual terms of the loan agreement. When management determines that a loan is impaired, a provision for loss is established equal to the difference between the carrying value and the present value of expected future cash flows discounted at the loan’s effective interest rate, or the fair value of the collateral, if the loan is collateral dependent. In addition to the valuation allowance on specific loans, the Company maintains an unallocated allowance for probable losses inherent in the loan portfolio as of the balance sheet date, but not yet specifically identified by loan. Changes in the valuation allowance are recorded in net realized gains and losses on investments, hedging instruments and hedged items. Loans in foreclosure are placed on non-accrual status. Interest received on non-accrual status mortgage loans on real estate is included in net investment income in the period received.

The valuation allowance account for mortgage loans on real estate is maintained at a level believed adequate by management and reflects management’s best estimate of probable credit losses, including losses incurred at the balance sheet date but not yet identified by specific loan. Management’s periodic evaluation of the adequacy of the allowance for losses is based on past loan loss experience, known and inherent risks in the portfolio, adverse situations that may affect the borrower’s ability to repay, the estimated value of the underlying collateral, composition of the loan portfolio, current economic conditions and other relevant factors.

Real estate is carried at cost less accumulated depreciation. Real estate designated as held for disposal is carried at the lower of the carrying value at the time of such designation or fair value less cost to sell. Other long-term investments are carried on the equity method of accounting.

Realized gains and losses on the sale of investments are determined on the basis of specific security identification. Changes in the Company’s mortgage loan valuation allowance and recognition of impairment losses for other-than-temporary declines in the fair values of applicable investments are included in realized gains and losses on investments, hedging instruments and hedged items.

(c) Derivative Instruments

Derivatives are carried at fair value. On the date the derivative contract is entered into, the Company designates the derivative as a hedge of the fair value of a recognized asset or liability or of an unrecognized firm commitment (fair value hedge); a hedge of a forecasted transaction or the variability of cash flows to be received or paid related to a recognized asset or liability (cash flow hedge); a foreign currency fair value or cash flow hedge (foreign currency hedge); or a non-hedge transaction. The Company formally documents all relationships between hedging instruments and hedged items, as well as its risk-management objective and strategy for entering into various hedge transactions. This process includes linking all derivatives that are designated as fair value, cash flow or foreign currency hedges to specific assets and liabilities on the balance sheet or to specific firm commitments or forecasted transactions. The Company also formally assesses, both at the hedge’s inception and on an ongoing basis, whether the derivatives that are used for hedging transactions are expected to be and, for ongoing hedging relationships, have been highly effective in offsetting changes in fair values or cash flows of hedged items. When it is determined that a derivative is not, or is not expected to be, highly effective as a hedge or that it has ceased to be a highly effective hedge, the Company discontinues hedge accounting prospectively.

NATIONWIDE LIFE INSURANCE COMPANY AND SUBSIDIARIES

(a wholly-owned subsidiary of Nationwide Financial Services, Inc.)

Notes to Consolidated Financial Statements, Continued

December 31, 2005, 2004 and 2003

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

The Company may enter into “receive fixed/pay variable” interest rate swaps to hedge existing variable rate assets or to hedge cash flows from the anticipated purchase of investments. These derivative instruments are identified as cash flow hedges and are carried at fair value with the offset recorded in AOCI to the extent the hedging relationship is effective. The ineffective portion of the hedging relationship is recorded in realized gains and losses on investments, hedging instruments and hedged items. Gains and losses on derivative instruments that are initially recorded in AOCI are reclassified out of AOCI and recognized in earnings over the same period(s) that the hedged item affects earnings.

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

The Company periodically may enter into a derivative transaction that will not qualify for hedge accounting. The Company does not enter into speculative positions. Although these transactions do not qualify for hedge accounting, or have not been designated in hedging relationships by the Company, they provide the Company with an economic hedge, which is used as part of its overall risk management strategy. For example, the Company may sell credit default protection through a credit default swap. Although the credit default swap may not be effective in hedging specific investments, the income stream allows the Company to manage overall investment yields while exposing the Company to acceptable credit risk. The Company may enter into a cross-currency basis swap (pay a variable U.S. rate and receive a variable foreign-denominated rate) to eliminate the foreign currency exposure of a variable rate foreign-denominated liability. Although basis swaps may qualify for hedge accounting, the Company has chosen not to designate these derivatives as hedging instruments due to the difficulty in assessing and monitoring effectiveness for both sides of the basis swap. Derivative instruments that do not qualify for hedge accounting or are not designated as hedging instruments are carried at fair value, with changes in fair value recorded in realized gains and losses on investments, hedging instruments and hedged items.

(d) Revenues and Benefits

Investment Products and Universal Life Insurance Products: Investment products consist primarily of individual and group variable and fixed deferred annuities. Universal life insurance products include universal life insurance, variable universal life insurance, corporate-owned life insurance (COLI), bank-owned life insurance (BOLI) and other interest-sensitive life insurance policies. Revenues for investment products and universal life insurance products consist of net investment income, asset fees, cost of insurance charges, administrative fees and surrender charges that have been earned and assessed against policy account balances during the period. The timing of revenue recognition as it relates to fees assessed on investment contracts and universal life contracts is determined based on the nature of such fees. Asset fees, cost of insurance charges and administrative fees are assessed on a daily or monthly basis and recognized as revenue when assessed and earned. Certain amounts assessed that represent compensation for services to be provided in future periods are reported as unearned revenue and recognized in income over the periods benefited. Surrender charges are recognized upon surrender of a contract in accordance with contractual terms. Policy benefits and claims that are charged to expense include interest credited to policy account values and benefits and claims incurred in the period in excess of related policy account values.

NATIONWIDE LIFE INSURANCE COMPANY AND SUBSIDIARIES

(a wholly-owned subsidiary of Nationwide Financial Services, Inc.)

Notes to Consolidated Financial Statements, Continued

December 31, 2005, 2004 and 2003

Traditional Life Insurance Products: Traditional life insurance products include those products with fixed and guaranteed premiums and benefits and primarily consist of whole life insurance, limited-payment life insurance, term life insurance and certain annuities with life contingencies. Premiums for traditional life insurance products are recognized as revenue when due. Benefits and expenses are associated with earned premiums so that profits are recognized over the life of the contract. This association is accomplished by the provision for future policy benefits and the deferral and amortization of policy acquisition costs.

(e) Deferred Policy Acquisition Costs for Investment Products and Universal Life Insurance Products

The Company has deferred the costs of acquiring investment products and universal life insurance products business, principally commissions, certain expenses of the policy issue and underwriting department, and certain variable sales expenses that relate to and vary with the production of new and renewal business. Investment products primarily consist of individual and group variable and fixed deferred annuities. Universal life insurance products include universal life insurance, variable universal life insurance, COLI and other interest-sensitive life insurance policies. DAC is subject to recoverability testing at the time of policy issuance and loss recognition testing at the end of each reporting period.

For investment products (principally individual and group annuities) and universal life insurance products, DAC is being amortized with interest over the lives of the policies in relation to the present value of estimated gross profits from projected interest margins, asset fees, cost of insurance charges, administration fees, surrender charges, and net realized gains and losses less policy benefits and policy maintenance expenses. The DAC asset related to investment products and universal life insurance products is adjusted to reflect the impact of unrealized gains and losses on fixed maturity securities available-for-sale, as described in Note 2(b).

The most significant assumptions that are involved in the estimation of future gross profits include future net separate account performance, surrender/lapse rates, interest margins and mortality. The Company’s long-term assumption for net separate account performance is currently 8% growth per year. If actual net separate account performance varies from the 8% assumption, the Company assumes different performance levels over the next three years such that the mean return equals the long-term assumption. This process is referred to as a reversion to the mean. The assumed net separate account return assumptions used in the DAC models are intended to reflect what is anticipated. However, based on historical returns of the S&P 500 Index, and as part of its pre-set parameters, the Company’s reversion to the mean process generally limits returns to 0-15% during the three-year reversion period.

Changes in assumptions can have a significant impact on the amount of DAC reported for investment products and universal life insurance products and their related amortization patterns. In the event actual experience differs from assumptions or assumptions are revised, the Company is required to record an increase or decrease in DAC amortization expense (referred to as DAC unlocking), which could be significant. In general, increases in the estimated general and separate account returns result in increased expected future profitability and may lower the rate of DAC amortization, while increases in lapse/surrender and mortality assumptions reduce the expected future profitability of the underlying business and may increase the rate of DAC amortization.

Management evaluates the appropriateness of the individual variable annuity DAC balance within pre-set parameters. These parameters are designed to appropriately reflect the Company’s long-term expectations with respect to individual variable annuity contracts while also evaluating the potential impact of short-term experience on the Company’s recorded individual variable annuity DAC balance. If the recorded balance of individual variable annuity DAC falls outside of these parameters for a prescribed period of time, or if the recorded balance falls outside of these parameters and management determines it is not reasonably possible to get back within the parameters during this period of time, assumptions are required to be unlocked and DAC is recalculated using revised best estimate assumptions. Otherwise, DAC is not unlocked to reflect updated assumptions. If DAC assumptions were unlocked and revised, the Company would continue to use the reversion to the mean process.

NATIONWIDE LIFE INSURANCE COMPANY AND SUBSIDIARIES

(a wholly-owned subsidiary of Nationwide Financial Services, Inc.)

Notes to Consolidated Financial Statements, Continued

December 31, 2005, 2004 and 2003

For other investment products and universal life insurance products, DAC is adjusted each quarter to reflect revised best estimate assumptions, including the use of a reversion to the mean methodology over the next three years as it relates to net separate account performance. Any resulting DAC unlocking adjustments are reflected currently in the consolidated statements of income.

(f) Separate Accounts

Separate account assets and liabilities represent contractholders’ funds, which have been segregated into accounts with specific investment objectives. Separate account assets are recorded at fair value based primarily on market quotations of the underlying securities. The investment income and gains or losses of these accounts accrue directly to the contractholders. The activity of the separate accounts is not reflected in the consolidated statements of income except for: (1) the fees the Company receives, which are assessed on a daily or monthly basis and recognized as revenue when assessed and earned; and (2) the activity related to guaranteed minimum death benefit (GMDB) and guaranteed minimum income benefit (GMIB) contracts, which are riders to existing variable annuity contracts.

(g) Future Policy Benefits

The process of calculating reserve amounts for a life insurance organization involves the use of a number of assumptions, including those related to persistency (how long a contract stays with a company), mortality (the relative incidence of death in a given time), morbidity (the relative incidence of disability resulting from disease or physical impairment) and interest rates (the rates expected to be paid or received on financial instruments, including insurance or investment contracts).

The Company calculates its liability for future policy benefits for investment products in the accumulation phase and universal life and variable universal life insurance policies as the policy account balance, which represents participants’ net premiums and deposits plus investment performance and interest credited less applicable contract charges.

The Company’s liability for funding agreements to an unrelated third party trust equals the balance that accrues to the benefit of the contractholder, including interest credited. The funding agreements constitute insurance obligations considered annuity contracts under Ohio insurance laws.

The liability for future policy benefits for traditional life insurance policies has been calculated by the net level premium method using interest rates varying from 5.4% to 6.0% and estimates of mortality, morbidity, investment yields and withdrawals that were used or being experienced at the time the policies were issued.

The liability for future policy benefits for payout annuities has been calculated using the present value of future benefits and maintenance costs discounted using interest rates varying from 3.0% to 13.0%. Also, as of December 31, 2005 and 2004, the calculated reserve was adjusted to reflect the incremental reserve that would be required if unrealized gains and losses had been realized and the proceeds reinvested at lower rates, which would have resulted in the use of a lower discount rate, as discussed in Note 2(b).

(h) Participating Business

Participating business represented approximately 10% in 2005 (11% in 2004 and 13% in 2003) of the Company’s life insurance in force, 52% of the number of life insurance policies in force in 2005 (55% in 2004 and 56% in 2003) and 5% of life insurance statutory premiums in 2005 (7% in 2004 and 11% in 2003). The provision for policyholder dividends was based on then current dividend scales and has been included in future policy benefits and claims in the consolidated balance sheets.

NATIONWIDE LIFE INSURANCE COMPANY AND SUBSIDIARIES

(a wholly-owned subsidiary of Nationwide Financial Services, Inc.)

Notes to Consolidated Financial Statements, Continued

December 31, 2005, 2004 and 2003

(i) Federal Income Taxes

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

The Company utilizes the asset and liability method of accounting for income taxes. Under this method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Under this method, the effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. Valuation allowances are established when it is determined that it is more likely than not that the deferred tax asset will not be fully realized.

(j) Reinsurance Ceded

Reinsurance premiums ceded and reinsurance recoveries on benefits and claims incurred are deducted from the respective income and expense accounts. Assets and liabilities related to reinsurance ceded are reported in the consolidated balance sheets on a gross basis, separately from the related balances of the Company.

(k) Reclassification

Certain items in the 2004 and 2003 consolidated financial statements and related notes have been reclassified to conform to the current presentation.

(3)	Recently Issued Accounting Standards

On February 16, 2006, the FASB issued SFAS No. 155, Accounting for Certain Hybrid Financial Instruments (SFAS 155). SFAS 155 amends SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities (SFAS 133), and SFAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities (SFAS 140). SFAS 155 also resolves issues addressed in SFAS 133 Implementation Issue No. D1, Application of Statement 133 to Beneficial Interests in Securitized Financial Assets. The following is a summary of SFAS No. 155: (1) permits fair value remeasurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation; (2) clarifies which interest-only strips and principal-only strips are not subject to the requirements of SFAS 133; (3) establishes a requirement to evaluate interests in securitized financial assets to identify interests that are freestanding derivatives or that are hybrid financial instruments that contain an embedded derivative requiring bifurcation; (4) clarifies that concentrations of credit risk in the form of subordination are not embedded derivatives; (5) amends SFAS 140 to eliminate the prohibition on a qualifying special purpose entity from holding a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument. SFAS 155 is effective for all financial instruments acquired or issued after the beginning of an entity’s first fiscal year that begins after September 15, 2006. Earlier adoption is permitted as of the beginning of an entity’s fiscal year, provided the entity has not yet issued financial statements, including financial statements for any interim period for that fiscal year. Provisions of SFAS 155 may be applied to instruments that an entity holds at the date of adoption on an instrument-by-instrument basis. Although the Company is currently unable to quantify the impact of adoption, SFAS 155 could have a material impact on the Company’s financial position and/or results of operations once adopted.

NATIONWIDE LIFE INSURANCE COMPANY AND SUBSIDIARIES

(a wholly-owned subsidiary of Nationwide Financial Services, Inc.)

Notes to Consolidated Financial Statements, Continued

December 31, 2005, 2004 and 2003

In September 2005, the Accounting Standards Executive Committee of the American Institute of Certified Public Accountants (AICPA) issued Statement of Position (SOP) 05-1, Accounting by Insurance Enterprises for Deferred Acquisition Costs in Connection with Modifications or Exchanges of Insurance Contracts (SOP 05-1). SOP 05-1 provides guidance on accounting by insurance enterprises for deferred acquisition costs on internal replacements of insurance and investment contracts other than those specifically described in SFAS No. 97, Accounting and Reporting by Insurance Enterprises for Certain Long-Duration Contracts and for Realized Gains and Losses from the Sale of Investments, issued by the FASB. SOP 05-1 defines an internal replacement as a modification in product benefits, features, rights or coverages that occurs by the exchange of a contract for a new contract, or by amendment, endorsement or rider to a contract, or by the election of a feature or coverage within a contract. SOP 05-1 is effective for internal replacements occurring in fiscal years beginning after December 15, 2006, with earlier adoption encouraged. Retrospective application of SOP 05-1 to previously issued financial statements is not permitted. Initial application of SOP 05-1 should be as of the beginning of an entity’s fiscal year. The Company will adopt SOP 05-1 effective January 1, 2007. Although the Company is currently unable to quantify the impact of adoption, SOP 05-1 could have a material impact on the Company’s financial position and/or results of operations once adopted.

In May 2005, the FASB issued Statement of Financial Accounting Standards (SFAS) No. 154, Accounting Changes and Error Corrections (SFAS 154), which replaces Accounting Principles Board (APB) Opinion No. 20, Accounting Changes (APB 20), and SFAS No. 3, Reporting Accounting Changes in Interim Financial Statements. SFAS 154 applies to all voluntary changes in accounting principle as well as to changes required by an accounting pronouncement in the unusual instance that the pronouncement does not include specific transition provisions. SFAS 154 requires retrospective application of changes in accounting principle to prior period financial statements, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. When it is impracticable to determine the period-specific effects of an accounting change on one or more individual prior periods presented, SFAS 154 requires that the new accounting principle be applied to the balances of assets and liabilities as of the beginning of the earliest period for which retrospective application is practicable and that a corresponding adjustment be made to the opening balance of retained earnings for that period rather than being reported on the income statement. When it is impracticable to determine the cumulative effect of applying a change in accounting principle to all prior periods, SFAS 154 requires that the new accounting principle be applied as if it were adopted prospectively from the earliest date practicable. SFAS 154 carries forward without change the guidance contained in APB 20 for reporting the correction of an error in previously issued financial statements and a change in accounting estimate and justifying a change in accounting principle on the basis of preferability. SFAS 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005, with earlier adoption permitted. The Company will adopt SFAS 154 effective January 1, 2006. SFAS 154 is not expected to have any impact on the Company’s financial position or results of operations upon adoption.

In March 2004, the Emerging Issues Task Force (EITF) reached consensus on further guidance concerning the identification of and accounting for other-than-temporary impairments and disclosures for cost method investments, as required by EITF Issue No. 03-1, The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments (EITF 03-1), which was issued on October 23, 2003. The Company began applying this additional guidance beginning July 1, 2004. Also, effective June 30, 2004, the Company revised its method of evaluating securities to be sold based on additional interpretation of the intent to hold criteria in EITF 03-1. This revision had no impact on the Company’s financial position or results of operations.

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

NATIONWIDE LIFE INSURANCE COMPANY AND SUBSIDIARIES

(a wholly-owned subsidiary of Nationwide Financial Services, Inc.)

Notes to Consolidated Financial Statements, Continued

December 31, 2005, 2004 and 2003

At its June 29, 2005 meeting, the FASB decided not to provide additional guidance on the meaning of other-than-temporary impairment. Instead, the FASB decided to issue proposed FSP EITF 03-1-a, Implementation Guidance for the Application of Paragraph 16 of EITF Issue No. 03-1, as final. The final FSP supersedes EITF 03-1 and EITF Topic No. D-44, Recognition of Other-Than-Temporary Impairment upon the Planned Sale of a Security Whose Cost Exceeds Fair Value (EITF Topic D-44). The final FSP, retitled FSP FAS 115-1, The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments (FSP FAS 115-1), was issued on November 3, 2005 and replaces the guidance set forth in paragraphs 10-18 of EITF 03-1 with references to existing other-than-temporary impairment guidance. FSP FAS 115-1 codifies the guidance set forth in EITF Topic D-44 and clarifies that an investor should recognize an impairment loss no later than when the impairment is deemed other-than-temporary, even if a decision to sell has not been made. At its September 14, 2005 meeting, the FASB decided that FSP FAS 115-1 would be applied prospectively effective for periods beginning after December 15, 2005. FSP FAS 115-1 does not address when a debt security should be designated as nonaccrual or how to subsequently report income on a nonaccrual debt security. The Company continues to actively monitor its portfolio for any securities deemed to be other-than-temporarily impaired based on the guidance in SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities, and United States Securities and Exchange Commission Staff Accounting Bulletin No. 59, Accounting for Noncurrent Marketable Equity Securities, which is expected to be the guidance referenced in FSP FAS 115-1. Because the Company’s existing policies are consistent with the guidance in FSP FAS 115-1, the adoption of FSP FAS 115-1 had no impact on the Company’s financial position or results of operations.

In July 2003, the AICPA issued Statement of Position (SOP) 03-1, Accounting and Reporting by Insurance Enterprises for Certain Nontraditional Long-Duration Contracts and for Separate Accounts (SOP 03-1) to address many topics. The most significant topic affecting the Company was the accounting for contracts with GMDB. SOP 03-1 requires companies to evaluate the significance of a GMDB to determine whether a contract should be accounted for as an investment or insurance contract. For contracts determined to be insurance contracts, companies are required to establish a reserve to recognize a portion of the assessment (revenue) that compensates the insurance company for benefits to be provided in future periods. The Company adopted SOP 03-1 effective January 1, 2004, which resulted in a $3.3 million charge, net of taxes, as the cumulative effect of adoption of this accounting principle.

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

December 31, 2005, 2004 and 2003

(4)	Risk Disclosures

The following is a description of the most significant risks facing the Company and how it attempts to mitigate those risks:

Credit Risk: This is the risk that issuers of securities, mortgagees on real estate mortgage loans or other parties, including reinsurers and derivatives counterparties, default on their contractual obligations. The Company attempts to mitigate this risk by adhering to investment policies that provide portfolio diversification on an asset class, creditor and industry basis, and by complying with investment limitations governed by state insurance laws and regulations, as applicable. The Company actively monitors and manages exposures, including restructuring, reducing or liquidating investments; determines whether any securities are impaired or loans are deemed uncollectible; and takes charges in the period such assessments are made. The ratings of reinsurers who owe the Company money are regularly monitored along with outstanding balances as part of the Company’s reinsurance collection process, with timely follow-up on delayed payments. The aggregate credit risk taken in the investment portfolio is influenced by management’s risk/return preferences, the economic and credit environment, the relationship of credit risk in the asset portfolio to other business risks that the Company is exposed to, and the Company’s current and expected future capital position.

Interest Rate Risk: This is the risk that interest rates will change and cause a decrease in the value of an insurer’s investments relative to the value of its liabilities, and/or an unfavorable change in prepayment activity, resulting in compressed interest margins. For example, if liabilities come due more quickly than assets mature, an insurer could potentially have to borrow funds or sell assets prior to maturity and potentially recognize a gain or loss. In some investments that contain borrower options, this risk may be realized through unfavorable cash flow patterns, such as increased principal repayment when interest rates have declined. When unfavorable interest rate movements occur, interest margins may compress, reducing profitability. The Company attempts to mitigate this risk by offering products that transfer this risk to the purchaser and/or by attempting to approximately match the maturity schedule of its assets with the expected payouts of its liabilities, both at inception and on an ongoing basis. In some investments that permit prepayment at the borrower option, make-whole provisions are required such that if the borrower prepays in a lower-rate environment, the Company may be compensated for the loss of future income. In other situations, the Company accepts some interest rate risk in exchange for a higher yield on the investment.

Legal/Regulatory Risk: This is the risk that changes in the legal or regulatory environment in which an insurer operates will result in increased competition, reduced demand for a company’s products, or additional expenses not anticipated by the insurer in pricing its products. The Company attempts to mitigate this risk by offering a wide range of products and by operating throughout the U.S., thus reducing its exposure to any single product or jurisdiction, and also by employing practices that identify and minimize the adverse impact of this risk.

Ratings Risk: This is the risk that rating agencies change their outlook or rating of the Company or a subsidiary of the Company. The rating agencies generally utilize proprietary capital adequacy models in the process of establishing ratings for the Company and certain subsidiaries. The Company is at risk to changes in these models and the impact that changes in the underlying business in which it is engaged in can have on such models. To help mitigate this risk, the Company maintains regular communications with the rating agencies evaluates the impact of significant transactions on such capital adequacy models and considers the same in the design of transactions to minimize the adverse impact of this risk.

Financial Instruments with Off-Balance Sheet Risk: The Company is a party to financial instruments with off-balance sheet risk in the normal course of business through management of its investment portfolio. These financial instruments include commitments to extend credit in the form of loans. These instruments involve, to varying degrees, elements of credit risk in excess of amounts recognized in the consolidated balance sheets.

NATIONWIDE LIFE INSURANCE COMPANY AND SUBSIDIARIES

(a wholly-owned subsidiary of Nationwide Financial Services, Inc.)

Notes to Consolidated Financial Statements, Continued

December 31, 2005, 2004 and 2003

Commitments to fund fixed rate mortgage loans on real estate are agreements to lend to a borrower and are subject to conditions established in the underlying contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a deposit. Commitments extended by the Company are based on management’s case-by-case credit evaluation of the borrower and the borrower’s loan collateral. The underlying mortgaged property represents the collateral if the commitment is funded. The Company’s policy for new mortgage loans on real estate is generally to lend no more than 80% of collateral value. Should the commitment be funded, the Company’s exposure to credit loss in the event of nonperformance by the borrower is represented by the contractual amounts of these commitments less the net realizable value of the collateral. The contractual amounts also represent the cash requirements for all unfunded commitments. Commitments on mortgage loans on real estate of $267.5 million extending into 2006 were outstanding as of December 31, 2005 compared to $243.7 million extending into 2005 as of December 31, 2004. The Company also had $47.4 million and $68.1 million of commitments to purchase fixed maturity securities outstanding as of December 31, 2005 and 2004, respectively

Notional amounts of derivative financial instruments, primarily interest rate swaps, interest rate futures contracts and foreign currency swaps, significantly exceed the credit risk associated with these instruments and represent contractual balances on which calculations of amounts to be exchanged are based. Credit exposure is limited to the sum of the aggregate fair value of positions that have become favorable to the Company, including accrued interest receivable due from counterparties. The Company attempts to minimize potential credit losses through careful evaluation of counterparty credit standing, selection of counterparties from a limited group of high quality institutions, collateral agreements and other contract provisions. Any exposures related to derivative activity are aggregated with other credit exposures between the Company and the derivative counterparty to assess adherence to established credit limits. As of December 31, 2005, the Company’s credit risk from these derivative financial instruments was $63.5 million, net of $203.3 million of cash collateral and $53.2 million in securities pledged as collateral compared to $46.3 million, $415.7 million and $222.5 million, respectively, as of December 31, 2004.

Equity Market Risk: Asset fees calculated as a percentage of the separate account assets are a significant source of revenue to the Company. As of December 31, 2005, approximately 83% of separate account assets were invested in equity mutual funds (approximately 82% as of December 31, 2004). Gains and losses in the equity markets result in corresponding increases and decreases in the Company’s separate account assets and asset fee revenue. In addition, a decrease in separate account assets may decrease the Company’s expectations of future profit margins due to a decrease in asset fee revenue and/or an increase in guaranteed contract claims, which may require the Company to accelerate the amortization of DAC.

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

In an effort to mitigate this risk, the Company has implemented a GMDB economic hedging program for certain new and existing business. Prior to implementation of the GMDB hedging program in 2003, the Company managed this risk primarily by entering into reinsurance arrangements. The GMDB economic hedging program is designed to offset changes in the economic value of the GMDB obligation up to a return of the contractholder’s premium payments. However, the first 10% of GMDB claims are not hedged. Currently the program shorts S&P 500 Index futures, which provides an offset to changes in the value of the designated obligation. The Company’s economic evaluation of the GMDB obligation is not consistent with current accounting treatment of the GMDB obligation. Therefore, the hedging activity will lead to earnings volatility. This volatility was negligible in 2005. As of December 31, 2005 and 2004, the net amount at risk was $1.08 billion and $1.71 billion before reinsurance, respectively, and $178.4 million and $296.5 million net of reinsurance, respectively. As of December 31, 2005 and 2004, the Company’s reserve for GMDB claims was $26.9 million and $23.6 million, respectively. See Note 3 for discussion of the impact of adopting a new accounting principle regarding GMDB reserves in 2004.

NATIONWIDE LIFE INSURANCE COMPANY AND SUBSIDIARIES

(a wholly-owned subsidiary of Nationwide Financial Services, Inc.)

Notes to Consolidated Financial Statements, Continued

December 31, 2005, 2004 and 2003

The Company also offers certain variable annuity products with a guaranteed minimum accumulation benefit (GMAB) rider. A GMAB provides the contractholder with a guaranteed return of premium, adjusted proportionately for withdrawals, after a specified period of time (5, 7 or 10 years) selected by the contractholder at the time of issuance of the variable annuity contract. In some cases, the contractholder also has the option, after a specified period of time, to drop the rider and continue the variable annuity contract without the GMAB. The design of the GMAB rider limits the risk to the Company in a variety of ways including asset allocation requirements, which serve to reduce the Company’s potential exposure to underlying fund performance risks. Specifically, the GMAB terms limit asset allocation by: (1) requiring partial allocation of assets to a guaranteed term option (a fixed rate investment option) and excluding certain funds that are highly volatile or difficult to hedge; or (2) requiring all assets be allocated to one of the approved asset allocation funds or models defined by the Company. A GMAB represents an embedded derivative in the variable annuity contract that is required to be separated from, and valued apart from, the host variable annuity contract. The embedded derivative is carried at fair value and reported in other future policy benefits and claims. The Company initially records an offset to the fair value of the embedded derivative on the balance sheet, which is amortized through the income statement over the term of the GMAB period of the contract. The fair value of the GMAB embedded derivative is calculated based on actuarial assumptions related to the projected benefit cash flows incorporating numerous assumptions including, but not limited to, expectations of contractholder persistency, market returns, correlations of market returns and market return volatility.

The Company began selling contracts with the GMAB feature on May 1, 2003. Beginning October 1, 2003, the Company launched an enhanced version of the rider that offered increased equity exposure to the contractholder in return for a higher charge. The Company simultaneously began economically hedging the GMAB exposure for those risks that exceed a level it considered acceptable. The GMAB economic hedge consists of shorting interest rate futures and S&P 500 Index futures contracts and does not qualify for hedge accounting under current guidance. Upon reaching scale, the Company anticipates the purchase of S&P 500 Index put options and over-the-counter basket put options, which are constructed in order to minimize the tracking error of the hedge and the GMAB liability. See Note 2(c) for discussion of economic hedges. The objective of the GMAB economic hedge strategy is to manage the exposures with risk beyond a level considered acceptable to the Company. The Company is exposed to equity market risk related to the GMAB feature should the growth in the underlying investments, including any GTO investment, fail to reach the guaranteed return level. The GMAB embedded derivative will create volatility in earnings; however, the hedging program provides substantial mitigation of this exposure. This volatility was negligible in 2005 and 2004. As of December 31, 2005 and 2004, the fair value of the GMAB embedded derivative was $67.9 million and $20.6 million, respectively. The increase in the fair value of the GMAB embedded derivative primarily was due to the value of new business sold during 2005.

Beginning in March 2005, the Company began offering a hybrid GMAB/guaranteed minimum withdrawal benefit (GMWB) through its Capital Preservation Plus Lifetime Income (CPPLI) contract rider. This living benefit combines a GMAB feature in its first 5-10 years with a lifetime withdrawal benefit which begins upon the maturity of the GMAB and extends for the duration of the insured’s life. In the event that the insured’s contract value is exhausted through such withdrawals, the Company shall continue to fund future withdrawals at a pre-defined level until the insured’s death. In some cases, the contract owner has the right to drop the GMWB portion of this rider or periodically reset the guaranteed withdrawal basis to a higher level. This benefit requires a minimum allocation to guaranteed term options or adherence to limitations required by an approved asset allocation strategy as previously described above.

Significant Concentrations of Credit Risk: The Company grants mainly commercial mortgage loans on real estate to customers throughout the U.S. As of December 31, 2005, the Company had a diversified portfolio with no more than 23.8% in any geographic region of the U.S. and no more than 1.6% with any one borrower, compared to 25.1% and 1.6%, respectively, as of December 31, 2004. As of December 31, 2005 and 2004, 32.0% and 30.0% of the carrying value of the Company’s commercial mortgage loan portfolio financed retail properties, respectively.

Significant Business Concentrations: As of December 31, 2005 and 2004, the Company did not have a significant concentration of financial instruments in a single investee, industry or geographic region of the U.S. Also, the Company did not have a concentration of business transactions with a particular customer, lender, distribution source, market or geographic region of the U.S. in which business is conducted that makes it overly vulnerable to a single event which could cause a severe impact to the Company’s financial position.

NATIONWIDE LIFE INSURANCE COMPANY AND SUBSIDIARIES

(a wholly-owned subsidiary of Nationwide Financial Services, Inc.)

Notes to Consolidated Financial Statements, Continued

December 31, 2005, 2004 and 2003

Guarantee Risk: In connection with the selling of securitized interests in Low-Income-Housing Tax Credit Funds (Tax Credit Funds), the Company guarantees a specified minimum return to the investor. The guaranteed return varies by transaction and follows general market trends. The Company’s risk related to securitized interests in Tax Credit Funds is that the tax benefits provided to the investor are not sufficient to provide the guaranteed cumulative after-tax yields. The Company attempts to mitigate these risks by having qualified individuals with extensive industry experience perform due diligence on each of the underlying properties to ensure they will be capable of delivering the amount of credits anticipated and by requiring cash reserves to be held at various levels within these structures to provide for possible shortfalls in the amount of credits generated. See Note 17 for further discussion of Tax Credit Funds.

Reinsurance: The Company follows the industry practice of reinsuring a portion of its life insurance and annuity risks with other companies in order to reduce net liability on individual risks, to provide protection against large losses and to obtain greater diversification of risks. The maximum amount of individual ordinary life insurance retained by the Company on any one life is $5.0 million. The Company cedes insurance primarily on an automatic basis, under which risks are ceded to a reinsurer on specific blocks of business where the underlying risks meet certain predetermined criteria, and on a facultative basis, under which the reinsurer’s prior approval is required for each risk reinsured. The Company also cedes insurance on a case-by-case basis particularly where the Company may be writing new risks or is unwilling to retain the full costs associated with new lines of business. The Company maintains catastrophic reinsurance coverage to protect against large losses related to a single event. The ceding of risk does not discharge the original insurer from its primary obligation to the policyholder.

The Company has entered into reinsurance contracts with certain unaffiliated reinsurers to cede a portion of its general account life, annuity and health business. Total amounts recoverable under these reinsurance contracts include ceded reserves, paid and unpaid claims, and certain other amounts and totaled $909.6 million and $894.3 million as of December 31, 2005 and 2004, respectively. The impact of these contracts on the Company’s results of operations is immaterial. The ceding of risk does not discharge the original insurer from its primary obligation to the contractholder. Under the terms of the contracts, specified assets have been placed in trusts as collateral for the recoveries. The trust assets are invested in investment grade securities, the fair value of which must at all times be greater than or equal to 100% or 102% of the reinsured reserves, as outlined in each of the underlying contracts. The Company has no other material reinsurance arrangements with unaffiliated reinsurers. The Company’s only material reinsurance agreements with affiliates are the modified coinsurance agreements pursuant to which NLIC ceded to other members of Nationwide all of its accident and health insurance business not ceded to unaffiliated reinsurers, as described in Note 15.

Collateral – Derivatives: The Company enters into agreements with various counterparties to execute over-the-counter derivative transactions. The Company’s policy is to include a Credit Support Annex with each agreement in an effort to protect the Company for any exposure above the approved credit threshold. This also protects the counterparty against exposure to the Company. The Company generally posts securities as collateral and receives cash as collateral from counterparties. The Company maintains ownership of the pledged securities at all times and is entitled to receive from the borrower any payments for interest or dividends received on such securities during the period it is pledged as collateral.

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

December 31, 2005, 2004 and 2003

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

The fair value of a financial instrument is defined as the amount at which the financial instrument could be bought or sold, or in the case of liabilities incurred or settled, in a current transaction between willing parties. In cases where quoted market prices are not available, fair value is to be based on the best information available in the circumstances. Such estimates of fair value should consider prices for similar assets or similar liabilities and the results of valuation techniques to the extent available in the circumstances. Examples of valuation techniques include the present value of estimated expected future cash flows using discount rates commensurate with the risks involved, option-pricing models, matrix pricing, option-adjusted spread models and fundamental analysis. Valuation techniques for measuring assets and liabilities must be consistent with the objective of measuring fair value and should incorporate assumptions that market participants would use in their estimates of values, future revenues and future expenses, including assumptions about interest rates, default, prepayment and volatility.

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

Fixed maturity and equity securities available-for-sale: See Note 2(b).

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

NATIONWIDE LIFE INSURANCE COMPANY AND SUBSIDIARIES

(a wholly-owned subsidiary of Nationwide Financial Services, Inc.)

Notes to Consolidated Financial Statements, Continued

December 31, 2005, 2004 and 2003

Policy reserves on life insurance contracts: Included are disclosures for individual life insurance, COLI, BOLI, universal life insurance and supplementary contracts with life contingencies for which the estimated fair value is the amount payable on demand. Also included are disclosures for the Company’s limited payment policies for which the Company has used discounted cash flow analyses to estimate fair value, similar to those used for investment contracts with known maturities.

Short-term debt, collateral received – securities lending and collateral received – derivatives: The carrying amounts reported in the consolidated balance sheets for these instruments approximate their fair values.

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

Interest rate futures contracts: The fair values for futures contracts are based on quoted market prices.

The following table summarizes the carrying values and estimated fair values of financial instruments subject to disclosure requirements and policy reserves on life insurance contracts as of December 31:

	2005		2004
(in millions)	Carrying value	Estimated fair value	Carrying value	Estimated fair value
Assets
Investments:
Securities available-for-sale:
Fixed maturity securities	$27,198.1	$27,198.1	$27,652.0	$27,652.0
Equity securities	42.1	42.1	48.1	48.1
Mortgage loans on real estate, net	8,458.9	8,503.0	8,649.2	8,942.7
Policy loans	604.7	604.7	644.5	644.5
Short-term investments	1,596.6	1,596.6	1,645.8	1,645.8
Cash	0.9	0.9	15.5	15.5
Assets held in separate accounts	62,689.8	62,689.8	60,798.7	60,798.7

Liabilities
Investment contracts	(28,698.1)	(26,607.2)	(29,196.6)	(26,870.6)
Policy reserves on life insurance contracts	(7,243.0)	(7,173.1)	(7,186.5)	(7,153.9)
Short-term debt	(242.3)	(242.3)	(215.0)	(215.0)
Long-term debt, payable to NFS	(700.0)	(822.8)	(700.0)	(743.9)
Collateral received – securities lending and derivatives	(1,359.1)	(1,359.1)	(1,289.9)	(1,289.9)
Liabilities related to separate accounts	(62,689.8)	(61,483.5)	(60,798.7)	(59,651.2)

Derivative financial instruments
Interest rate swaps hedging assets	3.3	3.3	(72.1)	(72.1)
Cross-currency interest rate swaps	178.5	178.5	495.0	495.0
Interest rate futures contracts	1.6	1.6	(6.5)	(6.5)
Other derivatives	41.1	41.1	36.1	36.1

NATIONWIDE LIFE INSURANCE COMPANY AND SUBSIDIARIES

(a wholly-owned subsidiary of Nationwide Financial Services, Inc.)

Notes to Consolidated Financial Statements, Continued

December 31, 2005, 2004 and 2003

(6)	Derivative Financial Instruments

Qualitative Disclosure

Interest Rate Risk Management

The Company periodically purchases fixed rate investments to back variable rate liabilities. As a result, the Company can be exposed to interest rate risk due to the mismatch between variable rate liabilities and fixed rate assets. To mitigate this risk, the Company enters into various types of derivative instruments to minimize this mismatch, with fluctuations in the fair values of the derivatives offsetting changes in the fair values of the investments resulting from changes in interest rates. The Company principally uses pay fixed/receive variable interest rate swaps to manage this risk.

Under these interest rate swaps, the Company receives variable interest rate payments and makes fixed rate payments. The fixed interest paid on the swap offsets the fixed interest received on the investment, resulting in the Company receiving the variable interest payments on the swap, generally 3-month U.S. London Interbank Offered Rate (LIBOR), and the credit spread on the investment. The net receipt of a variable rate will then match the variable rate paid on the liability.

As a result of entering into commercial mortgage loan and private placement commitments, the Company is exposed to changes in the fair value of such commitments due to changes in interest rates during the commitment period prior to the loans being funded. To manage this risk, the Company enters into short U.S. Treasury futures during the commitment period. With short U.S. Treasury futures, if interest rates rise/fall, the gains/losses on the futures will offset the change in fair value of the commitment attributable to the change in interest rates.

The Company periodically purchases variable rate investments (i.e., commercial mortgage loans and corporate bonds). As a result, the Company can be exposed to variability in cash flows and investment income due to changes in interest rates. Such variability poses risks to the Company when the assets are funded with fixed rate liabilities. To manage this risk, the Company may enter into receive fixed/pay variable interest rate swaps.

In using these interest rate swaps, the Company receives fixed interest rate payments and makes variable rate payments. The variable interest paid on the swap offsets the variable interest received on the investment, resulting in the Company receiving the fixed interest payments on the swap and the credit spread on the investment. The net receipt of a fixed rate will then match the fixed rate paid on the liability.

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

The Company is exposed to changes in fair value of fixed rate investments denominated in a foreign currency due to changes in foreign currency exchange rates and related interest rates. To manage this risk, the Company uses cross-currency interest rate hedges to swap these asset characteristics to variable U.S. dollar rate instruments. Cross-currency interest rate swaps on assets are structured to pay a fixed rate, in the foreign currency, and receive a variable U.S. dollar rate, generally 3-month U.S. LIBOR. These derivative instruments are designated as a fair value hedge of the fixed rate foreign denominated asset.

NATIONWIDE LIFE INSURANCE COMPANY AND SUBSIDIARIES

(a wholly-owned subsidiary of Nationwide Financial Services, Inc.)

Notes to Consolidated Financial Statements, Continued

December 31, 2005, 2004 and 2003

For a variable rate foreign liability, the cross-currency interest rate swap is structured to receive a variable rate, in the foreign currency, and pay a variable U.S. dollar rate, generally 3-month U.S. LIBOR. As both sides of the cross-currency interest rate swap are variable, the derivative instrument is a basis swap. While the receive-side terms of the cross-currency interest rate swap will line up with the terms of the liability, the Company is not able to match the pay-side terms of the derivative to a specific asset. Therefore, these derivative instruments do not receive hedge accounting treatment.

Cross-currency interest rate swaps on variable rate investments are structured to pay a variable rate, in the foreign currency, and receive a fixed U.S. dollar rate. The terms of the foreign currency paid on the swap will exactly match the terms of the foreign currency received on the asset, thus eliminating currency risk. These derivative instruments are designated as a cash flow hedge.

Equity Market Risk Management

See Note 4 for a complete discussion of the Company’s equity market risk management.

Other Non-Hedging Derivatives

The Company periodically enters into basis swaps (receive one variable rate, pay another variable rate) to better match the cash flows received from the specific variable-rate investments with the variable rate paid on a group of liabilities. While the pay-side terms of the basis swap will line up with the terms of the asset, the Company is not able to match the receive-side terms of the derivative to a specific liability. Therefore, basis swaps do not receive hedge accounting treatment.

The Company sells credit default protection on selected debt instruments and combines the credit default swap with selected assets the Company owns to replicate a higher yielding bond. These selected assets may have sufficient duration for the related liability, but do not earn a sufficient credit spread. The combined credit default swap and investments provide the duration and credit spread targeted by the Company. The credit default swaps do not qualify for hedge accounting treatment.

The Company also has purchased credit default protection on selected debt instruments exposed to short-term credit concerns, or because the combination of the corporate bond and purchased default protection provides sufficient spread and duration targeted by the Company. The purchased credit default protection does not qualify for hedge accounting treatment.

Quantitative Disclosure

Fair Value Hedges

During the years ended December 31, 2005, 2004 and 2003, a net gain of $4.1 million, a net loss of $11.3 million and a net gain of $4.2 million, respectively, were recognized in net realized gains and losses on investments, hedging instruments and hedged items. This represents the ineffective portion of the fair value hedging relationships. There were no gains or losses attributable to the portion of the derivative instruments’ changes in fair value excluded from the assessment of hedge effectiveness. There were also no gains or losses recognized in earnings as a result of hedged firm commitments no longer qualifying as fair value hedges.

Cash Flow Hedges

For the years ended December 31, 2005, 2004 and 2003, the ineffective portion of cash flow hedges was a net gain of $3.1 million, a net gain of $1.0 million and a net loss of $5.4 million, respectively. There were no net gains or losses attributable to the portion of the derivative instruments’ changes in fair value excluded from the assessment of hedge effectiveness.

The Company anticipates reclassifying less than $0.5 million in net losses out of AOCI over the next 12-month period.

NATIONWIDE LIFE INSURANCE COMPANY AND SUBSIDIARIES

(a wholly-owned subsidiary of Nationwide Financial Services, Inc.)

Notes to Consolidated Financial Statements, Continued

December 31, 2005, 2004 and 2003

In general, the maximum length of time over which the Company is hedging its exposure to the variability in future cash flows associated with forecasted transactions, other than those relating to variable interest on existing financial instruments, is twelve months or less. However, in 2003 the Company did enter into a hedge of a forecasted purchase of shares of a mutual fund tied to the S&P 500 Index, where delivery of the shares will occur 30 years in the future. During 2005, 2004 and 2003, the Company did not discontinue any cash flow hedges because the original forecasted transaction was no longer probable. Additionally, no amounts were reclassified from AOCI into earnings due to the probability that a forecasted transaction would not occur.

Other Derivative Instruments, Including Embedded Derivatives

Net realized gains and losses on investments, hedging instruments and hedged items for the years ended December 31, 2005, 2004 and 2003 included a net loss of $9.1 million, a net gain of $8.1 million and a net gain of $11.8 million, respectively, related to other derivative instruments, including embedded derivatives, not designated in hedging relationships. In addition, Annuity Benefits included a gain of $5.1 million for the year ended December 31, 2005 related to other derivative instruments, including embedded derivatives, not designated in hedging relationships. For the years ended December 31, 2005, 2004 and 2003, a net loss of $80.7 million, a net loss of $5.9 million and a net gain of $4.2 million, respectively, were recorded in net realized gains and losses on investments, hedging instruments and hedged items reflecting the change in fair value of cross-currency interest rate swaps hedging variable rate MTNs denominated in foreign currencies. Additional net gains of $78.3 million, $5.9 million and $0.9 million were recorded in net realized gains and losses on investments, hedging instruments and hedged items to reflect the change in spot rates of these foreign currency denominated obligations during the years ended December 31, 2005, 2004 and 2003, respectively.

The following table summarizes the notional amount of derivative financial instruments outstanding as of December 31:

(in millions)	2005	2004
Interest rate swaps:
Pay fixed/receive variable rate swaps hedging investments	$2,040.1	$1,891.5
Pay variable/receive fixed rate swaps hedging investments	79.2	152.8
Pay variable/receive variable rate swaps hedging investments	—	145.0
Pay variable/receive fixed rate swaps hedging liabilities	550.0	275.0
Pay variable/receive variable rate swaps hedging liabilities	30.0	280.0
Pay fixed/receive variable rate swaps hedging liabilities	170.0	275.0
Other contracts hedging investments	10.0	43.9
Cross-currency interest rate swaps:
Hedging foreign currency denominated investments	439.8	400.9
Hedging foreign currency denominated liabilities	1,312.4	2,028.8
Credit default swaps and other non-hedging instruments	555.3	836.0
Equity option contracts	774.4	190.9
Interest rate futures contracts	120.5	387.0

Total	$6,081.7	$6,906.8

NATIONWIDE LIFE INSURANCE COMPANY AND SUBSIDIARIES

(a wholly-owned subsidiary of Nationwide Financial Services, Inc.)

Notes to Consolidated Financial Statements, Continued

December 31, 2005, 2004 and 2003

(7)	Investments

The following table summarizes the amortized cost, gross unrealized gains and losses, and estimated fair values of securities available-for-sale as of the dates indicated:

(in millions)	Amortized cost	Gross unrealized gains	Gross unrealized losses	Estimated fair value
December 31, 2005:
Fixed maturity securities:
U.S. Treasury securities and obligations of U.S. Government corporations	$163.8	$14.3	$0.6	$177.5
Agencies not backed by the full faith and credit of the U.S. Government	849.7	61.2	6.2	904.7
Obligations of states and political subdivisions	300.3	2.4	3.8	298.9
Debt securities issued by foreign governments	41.4	2.7	0.1	44.0
Corporate securities
Public	9,520.0	233.7	106.2	9,647.5
Private	6,572.2	195.3	65.3	6,702.2
Mortgage-backed securities – U.S. Government-backed	6,048.3	18.1	107.6	5,958.8
Asset-backed securities	3,463.2	42.6	41.3	3,464.5

Total fixed maturity securities	26,958.9	570.3	331.1	27,198.1
Equity securities	35.1	7.0	—	42.1

Total securities available-for-sale	$26,994.0	$577.3	$331.1	$27,240.2

December 31, 2004:
Fixed maturity securities:
U.S. Treasury securities and obligations of U.S. Government corporations	$81.1	$13.9	$0.1	$94.9
Agencies not backed by the full faith and credit of the U.S. Government	1,101.0	81.6	1.0	1,181.6
Obligations of states and political subdivisions	246.8	3.1	2.7	247.2
Debt securities issued by foreign governments	41.6	2.7	0.1	44.2
Corporate securities
Public	10,192.0	448.9	26.4	10,614.5
Private	6,633.6	342.9	24.1	6,952.4
Mortgage-backed securities – U.S. Government-backed	4,628.8	59.5	16.3	4,672.0
Asset-backed securities	3,783.8	87.7	26.3	3,845.2

Total fixed maturity securities	26,708.7	1,040.3	97.0	27,652.0
Equity securities	37.7	10.5	0.1	48.1

Total securities available-for-sale	$26,746.4	$1,050.8	$97.1	$27,700.1

NATIONWIDE LIFE INSURANCE COMPANY AND SUBSIDIARIES

(a wholly-owned subsidiary of Nationwide Financial Services, Inc.)

Notes to Consolidated Financial Statements, Continued

December 31, 2005, 2004 and 2003

The table below summarizes the amortized cost and estimated fair value of fixed maturity securities available-for-sale, by maturity, as of December 31, 2005. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

(in millions)	Amortized cost	Estimated fair value
Fixed maturity securities available-for-sale:
Due in one year or less	$1,902.1	$1,909.1
Due after one year through five years	6,212.8	6,285.3
Due after five years through ten years	6,160.3	6,246.3
Due after ten years	3,172.2	3,334.1

Subtotal	17,447.4	17,774.8
Mortgage-backed securities – U.S. Government-backed	6,048.3	5,958.8
Asset-backed securities	3,463.2	3,464.5

Total	$26,958.9	$27,198.1

The following table presents the components of net unrealized gains on securities available-for-sale as of December 31:

(in millions)	2005	2004
Net unrealized gains, before adjustments and taxes	$246.2	$953.7
Adjustment to DAC	42.4	(144.6)
Adjustment to future policy benefits and claims	(104.6)	(121.6)
Deferred federal income taxes	(64.4)	(240.6)

Net unrealized gains	$119.6	$446.9

The following table presents an analysis of the net (decrease) increase in net unrealized gains on securities available-for-sale before adjustments and taxes for the years ended December 31:

(in millions)	2005	2004	2003
Fixed maturity securities	$(704.1)	$(153.3)	$61.9
Equity securities	(3.4)	(1.2)	12.4

Net change	$(707.5)	$(154.5)	$74.3

NATIONWIDE LIFE INSURANCE COMPANY AND SUBSIDIARIES

(a wholly-owned subsidiary of Nationwide Financial Services, Inc.)

Notes to Consolidated Financial Statements, Continued

December 31, 2005, 2004 and 2003

The following table summarizes by time the gross unrealized losses on securities available-for-sale in an unrealized loss position as of the dates indicated:

	Less than or equal to one year		More than one year		Total
(in millions)	Estimated fair value	Gross unrealized losses	Estimated fair value	Gross unrealized losses	Estimated fair value	Gross unrealized losses
December 31, 2005:
Fixed maturity securities:
U.S. Treasury securities and obligations of U.S. Government corporations	$25.1	$0.5	$3.7	$0.1	$28.8	$0.6
Agencies not backed by the full faith and credit of the U.S. Government	297.0	4.9	42.2	1.3	339.2	6.2
Obligations of states and political subdivisions	150.7	3.0	29.7	0.8	180.4	3.8
Debt securities issued by foreign governments	7.4	0.1	—	—	7.4	0.1
Corporate securities
Public	3,210.4	63.2	1,088.2	43.0	4,298.6	106.2
Private	1,690.3	39.1	672.6	26.2	2,362.9	65.3
Mortgage-backed securities – U.S. Government-backed	4,062.8	88.6	632.6	19.0	4,695.4	107.6
Asset-backed securities	1,420.7	26.1	432.5	15.2	1,853.2	41.3

Total fixed maturity securities	10,864.4	225.5	2,901.5	105.6	13,765.9	331.1
Equity securities	3.9	—	—	—	3.9	—

Total	$10,868.3	$225.5	$2,901.5	$105.6	$13,769.8	$331.1

% of gross unrealized losses		68%		32%

December 31, 2004:
Fixed maturity securities:
U.S. Treasury securities and obligations of U.S. Government corporations	$5.7	$0.1	$0.2	$—	$5.9	$0.1
Agencies not backed by the full faith and credit of the U.S. Government	179.9	1.0	—	—	179.9	1.0
Obligations of states and political subdivisions	68.6	0.5	52.7	2.2	121.3	2.7
Debt securities issued by foreign governments	—	—	7.5	0.1	7.5	0.1
Corporate securities
Public	1,522.3	17.9	291.5	8.5	1,813.8	26.4
Private	994.2	16.3	184.2	7.8	1,178.4	24.1
Mortgage-backed securities – U.S.
Government-backed	1,271.5	10.5	225.1	5.8	1,496.6	16.3
Asset-backed securities	728.0	15.4	229.3	10.9	957.3	26.3

Total fixed maturity securities	4,770.2	61.7	990.5	35.3	5,760.7	97.0
Equity securities	0.7	0.1	—	—	0.7	0.1

Total	$4,770.9	$61.8	$990.5	$35.3	$5,761.4	$97.1

% of gross unrealized losses		64.0%		36.0%

NATIONWIDE LIFE INSURANCE COMPANY AND SUBSIDIARIES

(a wholly-owned subsidiary of Nationwide Financial Services, Inc.)

Notes to Consolidated Financial Statements, Continued

December 31, 2005, 2004 and 2003

Proceeds from the sale of securities available-for-sale during 2005, 2004 and 2003 were $2.62 billion, $2.49 billion and $2.22 billion, respectively. During 2005, gross gains of $71.9 million ($61.5 million and $104.0 million in 2004 and 2003, respectively) and gross losses of $22.6 million ($8.7 million and $27.6 million in 2004 and 2003, respectively) were realized on those sales.

The Company had $22.2 million and $18.0 million of real estate investments as of December 31, 2005 and 2004, respectively, that were non-income producing during the preceding twelve months.

Real estate is presented at cost less accumulated depreciation of $21.5 million as of December 31, 2005 ($20.9 million as of December 31, 2004). The carrying value of real estate held for disposal totaled $2.5 million and $2.8 million as of December 31, 2005 and 2004, respectively.

The recorded investment of mortgage loans on real estate considered to be impaired was $29.7 million as of December 31, 2005 ($30.0 million as of December 31, 2004), for which the related valuation allowance was $7.1 million ($7.6 million as of December 31, 2004). Impaired mortgage loans with no valuation allowance are a result of collateral dependent loans where the fair value of the collateral is estimated to be greater than the recorded investment of the loan. During 2005, the average recorded investment in impaired mortgage loans on real estate was $7.4 million ($10.0 million in 2004). Interest income recognized on those loans, which is recognized on a cash basis, totaled $2.1 million in 2005 ($1.6 million in 2004).

The following table summarizes activity in the valuation allowance account for mortgage loans on real estate for the years ended December 31:

(in millions)	2005	2004	2003
Allowance, beginning of period	$33.3	$29.1	$43.4
Net additions (reductions) charged (credited) to allowance	(2.2)	4.2	(14.3)

Allowance, end of period	$31.1	$33.3	$29.1

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

December 31, 2005, 2004 and 2003

The following table summarizes net realized gains (losses) on investments, hedging instruments and hedged items from continuing operations by source for the years ended December 31:

(in millions)	2005	2004	2003
Realized gains on sales, net of hedging losses:
Fixed maturity securities available-for-sale	$65.3	$57.5	$98.5
Hedging losses on fixed maturity sales	(6.8)	(15.2)	(42.4)
Equity securities available-for-sale	6.6	4.0	5.5
Mortgage loans on real estate	10.7	10.7	3.0
Mortgage loan hedging losses	(3.3)	(4.0)	(2.4)
Real estate	2.1	3.7	4.2
Other	1.0	8.3	—

Total realized gains on sales, net of hedging losses	75.6	65.0	66.4

Realized losses on sales, net of hedging gains:
Fixed maturity securities available-for-sale	(22.5)	(7.8)	(27.2)
Hedging gains on fixed maturity sales	3.9	3.7	9.2
Equity securities available-for-sale	(0.1)	(0.9)	(0.4)
Mortgage loans on real estate	(10.4)	(6.8)	(5.0)
Mortgage loan hedging gains	7.8	2.2	0.5
Real estate	—	(1.2)	(0.3)
Other	(1.6)	(1.9)	(2.0)

Total realized losses on sales, net of hedging gains	(22.9)	(12.7)	(25.2)

Other-than-temporary and other investment impairments:
Fixed maturity securities available-for-sale	(28.1)	(79.7)	(159.4)
Equity securities available-for-sale	(0.9)	(0.6)	(8.0)
Mortgage loans on real estate, including valuation allowance adjustment	(4.5)	(7.1)	11.7
Real estate	(0.1)	(3.2)	(0.8)
Other	(3.2)	—	—

Total other-than-temporary and other investment impairments	(36.8)	(90.6)	(156.5)

Credit default swaps	(7.5)	0.3	13.3
Periodic net coupon settlements on non-qualifying derivatives	1.1	6.6	15.6
Other derivatives	1.1	(5.0)	1.2

Net realized gains (losses) on investments, hedging instruments and hedged items	$10.6	$(36.4)	$(85.2)

NATIONWIDE LIFE INSURANCE COMPANY AND SUBSIDIARIES

(a wholly-owned subsidiary of Nationwide Financial Services, Inc.)

Notes to Consolidated Financial Statements, Continued

December 31, 2005, 2004 and 2003

The following table summarizes net investment income from continuing operations by investment type for the years ended December 31:

(in millions)	2005	2004	2003
Securities available-for-sale:
Fixed maturity securities	$1,466.2	$1,461.9	$1,453.1
Equity securities	2.4	1.2	1.4
Mortgage loans on real estate	577.3	577.4	579.7
Real estate	16.6	17.9	21.7
Short-term investments	18.8	8.9	9.3
Derivatives	(31.0)	(94.3)	(107.2)
Other	112.2	78.4	64.8

Gross investment income	2,162.5	2,051.4	2,022.8
Less investment expenses	57.3	50.9	49.7

Net investment income	$2,105.2	$2,000.5	$1,973.1

Fixed maturity securities with an amortized cost of $16.4 million and $52.3 million as of December 31, 2005 and 2004, respectively, were on deposit with various regulatory agencies as required by law.

As of December 31, 2005 and 2004, the Company had pledged fixed maturity securities with a fair value of $8.6 million and $51.4 million, respectively, as collateral to various derivative counterparties.

As of December 31, 2005 and 2004, the Company had received $1.10 billion and $874.2 million, respectively, of cash collateral on securities lending and $203.3 million and $415.7 million, respectively, of cash for derivative collateral. As of December 31, 2005, the Company had not received any non-cash collateral on securities lending compared to $191.8 million received at December 31, 2004. Both the cash and non-cash collateral amounts are included in short-term investments with a corresponding liability recorded in other liabilities. As of December 31, 2005 and 2004, the Company had loaned securities with a fair value of $1.07 billion and $1.04 billion, respectively. The Company also held $53.2 million and $222.5 million of securities as off-balance sheet collateral on derivative transactions as of December 31, 2005 and 2004, respectively.

(8)	Variable Annuity Contracts

The Company issues traditional variable annuity contracts through its separate accounts, for which investment income and gains and losses on investments accrue directly to, and investment risk is borne by, the contractholder. The Company also issues non-traditional variable annuity contracts in which the Company provides various forms of guarantees to benefit the related contractholders. The Company provides four primary guarantee types under non-traditional variable annuity contracts: (1) GMDB; (2) GMAB; (3) GMIB; and (4) a hybrid guarantee with GMAB and GMWB.

NATIONWIDE LIFE INSURANCE COMPANY AND SUBSIDIARIES

(a wholly-owned subsidiary of Nationwide Financial Services, Inc.)

Notes to Consolidated Financial Statements, Continued

December 31, 2005, 2004 and 2003

The GMDB provides a specified minimum return upon death. Many of these death benefits are spousal, whereby a death benefit will be paid upon death of the first spouse. The survivor has the option to terminate the contract or continue it and have the death benefit paid into the contract and a second death benefit paid upon the survivor’s death. The Company has offered six primary GMDB types:

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

The GMAB, offered in the Company’s Capital Preservation Plus (CPP) contract rider, is a living benefit that provides the contractholder with a guaranteed return of premium, adjusted proportionately for withdrawals, after a specified period of time (5, 7 or 10 years) selected by the contractholder at the issuance of the variable annuity contract. In some cases, the contractholder also has the option, after a specified period of time, to drop the rider and continue the variable annuity contract without the GMAB. In general, the GMAB requires a minimum allocation to guaranteed term options or adherence to limitations required by an approved asset allocation strategy.

The GMIB is a living benefit that provides the contractholder with a guaranteed annuitization value. The GMIB types are:

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

See Note 4 for a complete description of the Company’s hybrid GMAB/GMWB offered through its CPPLI contract rider. All GMAB contracts with the hybrid GMAB/GMWB rider are included with GMAB contracts in the following tables.

NATIONWIDE LIFE INSURANCE COMPANY AND SUBSIDIARIES

(a wholly-owned subsidiary of Nationwide Financial Services, Inc.)

Notes to Consolidated Financial Statements, Continued

December 31, 2005, 2004 and 2003

The following table summarizes the account values and net amount at risk, net of reinsurance, for variable annuity contracts with guarantees invested in both general and separate accounts as of December 31:

	2005			2004
(in millions)	Account value	Net amount at risk[1]	Wtd. avg. attained age	Account value	Net amount at risk[1]	Wtd. avg. attained age
GMDB:
Return of premium	$9,260.6	$32.5	60	$9,675.4	$54.1	59
Reset	16,932.1	58.7	63	17,315.9	153.2	62
Ratchet	11,020.6	28.9	65	9,621.0	42.3	64
Rollup	592.1	8.4	69	638.6	9.7	68
Combo	2,530.6	22.3	68	2,519.9	19.2	67

Subtotal	40,336.0	150.8	64	39,770.8	278.5	62
Earnings enhancement	418.5	27.6	61	310.1	18.0	60

Total - GMDB	$40,754.5	$178.4	63	$40,080.9	$296.5	62

GMAB[2]:
5 Year	$1,041.8	$0.5	N/A	$460.6	$0.1	N/A
7 Year	1,103.5	0.2	N/A	568.4	—	N/A
10 Year	595.5	0.1	N/A	304.0	—	N/A

Total - GMAB	$2,740.8	$0.8	N/A	$1,333.0	$0.1	N/A

GMIB[3]:
Ratchet	$444.7	$—	N/A	$437.7	$—	N/A
Rollup	1,189.3	—	N/A	1,188.2	—	N/A
Combo	0.5	—	N/A	1.0	—	N/A

Total - GMIB	$1,634.5	$—	N/A	$1,626.9	$—	N/A

[1]

Net amount at risk is calculated on a seriatum basis and equals the respective guaranteed benefit less the account value (or zero if the account value exceeds the guaranteed benefit). As it relates to GMIB, net amount at risk is calculated as if all policies were eligible to annuitize immediately, although all GMIB options have a waiting period of at least 7 years from issuance, with the earliest annuitizations beginning in 2006.

[2]	GMAB contracts with the hybrid GMAB/GMWB rider had account values of $939.1 million as of December 31, 2005.

[3]	The weighted average period remaining until expected annuitization is not meaningful and has not been presented because there is currently no material GMIB exposure.

NATIONWIDE LIFE INSURANCE COMPANY AND SUBSIDIARIES

(a wholly-owned subsidiary of Nationwide Financial Services, Inc.)

Notes to Consolidated Financial Statements, Continued

December 31, 2005, 2004 and 2003

The following table is a rollforward of the liabilities for guarantees on variable annuity contracts reflected in the Company’s general account for the years indicated:

(in millions)	GMDB	GMAB	GMIB	Total
Balance as of December 31, 2003	$21.8	$4.3	$—	$26.1
Expense provision	25.0	—	0.8	25.8
Net claims paid	(23.2)	—	—	(23.2)
Value of new business sold	—	24.7	—	24.7
Change in fair value	—	(8.4)	—	(8.4)

Balance as of December 31, 2004	23.6	20.6	0.8	45.0
Expense provision	32.8	—	0.4	33.2
Net claims paid	(29.5)	—	—	(29.5)
Value of new business sold	—	53.4	—	53.4
Change in fair value		(6.1)	—	(6.1)

Balance as of December 31, 2005	$26.9	$67.9	$1.2	$96.0

The following table summarizes account balances of contracts with guarantees that were invested in separate accounts as of December 31:

(in millions)	2005	2004
Mutual funds:
Bond	$3,857.3	$4,136.8
Domestic equity	28,011.3	27,402.4
International equity	2,161.4	1,831.3

Total mutual funds	34,030.0	33,370.5
Money market funds	1,350.4	1,313.6

Total	$35,380.4	$34,684.1

The Company’s GMDB claim reserves are determined by estimating the expected value of death benefits on contracts that trigger a policy benefit and recognizing the excess ratably over the accumulation period based on total expected assessments. GMIB claim reserves are determined each period by estimating the expected value of annuitization benefits in excess of the projected account balance at the date of annuitization and recognizing the excess ratably over the accumulation period based on total assessments. The Company regularly evaluates GMDB and GMIB claim reserve estimates used and adjusts the additional liability balances as appropriate, with a related charge or credit to other benefits and claims in the period of evaluation if actual experience or other evidence suggests that earlier assumptions should be revised. The assumptions used in calculating GMIB claim reserves are consistent with those used for calculating GMDB claim reserves. In addition, the calculation of GMIB claim reserves assumes benefit utilization ranges from a low of 3% when the contractholder’s annuitization value is 10% in the money to 100% utilization when the contractholder is 90% in the money.

NATIONWIDE LIFE INSURANCE COMPANY AND SUBSIDIARIES

(a wholly-owned subsidiary of Nationwide Financial Services, Inc.)

Notes to Consolidated Financial Statements, Continued

December 31, 2005, 2004 and 2003

The following assumptions and methodology were used to determine the GMDB claim reserves as of December 31, 2005 and December 31, 2004 (except where noted otherwise):

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

(9)	Short-Term Debt

The following table summarizes short-term debt as of December 31:

(in millions)	2005	2004
$800.0 million commercial paper program	$134.7	$134.7
$350.0 million securities lending program facility	75.0	47.7
$250.0 million securities lending program facility	32.6	32.6

Total short-term debt	$242.3	$215.0

The Company has available as a source of funds a $1.00 billion revolving credit facility entered into by NFS, NLIC and NMIC with a group of national financial institutions. Previously, the facility consisted of a 364-day agreement and a five-year agreement. In May 2005, the 364-day agreement was terminated, and the five-year agreement was amended and restated for a new five-year term. The facility provides for several and not joint liability with respect to any amount drawn by any party. The facility provides covenants, including, but not limited to, requirements that the Company maintain consolidated tangible net worth, as defined, in excess of $2.60 billion and that NLIC maintain statutory surplus, as defined, in excess of $1.67 billion. As of December 31, 2005 and 2004, the Company and NLIC were in compliance with all covenants. The Company had no amounts outstanding under this agreement as of December 31, 2005 and 2004. NLIC also has an $800.0 million commercial paper program and is required to maintain an available credit facility equal to 50% of any amounts outstanding under the commercial paper program. Therefore, borrowing capacity under the aggregate $1.00 billion revolving credit facility is reduced by 50% of any amounts outstanding under the commercial paper program. NLIC had $134.7 million in commercial paper outstanding as of December 31, 2005 and 2004 at a weighted average effective interest rate of 4.22% in 2005 and 2.14% in 2004.

NATIONWIDE LIFE INSURANCE COMPANY AND SUBSIDIARIES

(a wholly-owned subsidiary of Nationwide Financial Services, Inc.)

Notes to Consolidated Financial Statements, Continued

December 31, 2005, 2004 and 2003

NLIC has entered into an agreement with its custodial bank to borrow against the cash collateral that is posted in connection with its securities lending program. This is an uncommitted facility, which is contingent on the liquidity of the securities lending program. The borrowing facility was established to fund commercial mortgage loans that were originated with the intent of sale through securitization. The maximum amount available under the agreement is $350.0 million. The borrowing rate on this program is equal to one-month U.S. LIBOR. NLIC had $75.0 million and $47.7 million outstanding under this agreement as of December 31, 2005 and 2004, respectively. As of December 31, 2005, the Company has not provided any guarantees on such borrowings, either directly or indirectly.

In addition to the agreement described above, NMIC has entered into an agreement with its custodial bank to borrow against the cash collateral that is posted in connection with its securities lending program. This is an uncommitted facility, which is contingent on the liquidity of the securities lending program. The borrowing facility was established to fund commercial mortgage loans that were originated with the intent of sale through securitization. Because NLIC has a variable interest in the profits from the securitization of these loans and is the primary beneficiary of this arrangement, NLIC consolidates the assets and liabilities associated with these loans and the corresponding borrowings in accordance with current accounting guidance. The maximum amount available under the agreement is $250.0 million. The borrowing rate on this program is equal to one-month U.S. LIBOR. NMIC had $32.6 million outstanding under this agreement as of December 31, 2005 and 2004. As of December 31, 2005, the Company has not provided any guarantees on such borrowings, either directly or indirectly.

The Company paid interest on short-term debt totaling $11.5 million, $3.6 million and $1.3 million in 2005, 2004 and 2003, respectively, including less than $0.1 million to NFS during each year.

(10)	Long-Term Debt

The following table summarizes surplus notes payable to NFS as of December 31:

(in millions)	2005	2004
8.15% surplus note, due June 27, 2032	$300.0	$300.0
7.50% surplus note, due December 17, 2031	300.0	300.0
6.75% surplus note, due December 23, 2033	100.0	100.0

Total long-term debt	$700.0	$700.0

The Company made interest payments to NFS on surplus notes totaling $53.7 million in 2005, $50.7 million in 2004 and $47.1 million in 2003. Payments of interest and principal under the notes require the prior approval of the Ohio Department of Insurance (ODI).

(11)	Federal Income Taxes

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

Under Internal Revenue Code (IRC) regulations, NFS and its subsidiaries cannot file a life/non-life consolidated federal income tax return until five full years following NFS’ departure from the NMIC consolidated federal income tax return group. Therefore, NFS and its direct non-life insurance company subsidiaries will file a consolidated federal income tax return; NLIC and NLAIC will file a consolidated federal income tax return; and the direct non-life insurance companies under NLIC will file separate federal income tax returns, until 2008, when NFS will become eligible to file a single life/non-life consolidated federal income tax return with all of its subsidiaries.

NATIONWIDE LIFE INSURANCE COMPANY AND SUBSIDIARIES

(a wholly-owned subsidiary of Nationwide Financial Services, Inc.)

Notes to Consolidated Financial Statements, Continued

December 31, 2005, 2004 and 2003

The following table summarizes the tax effects of temporary differences that give rise to significant components of the net deferred tax liability as of December 31:

(in millions)	2005	2004
Deferred tax assets:
Future policy benefits	$630.5	$715.5
Other	185.9	117.0

Gross deferred tax assets	816.4	832.5
Less valuation allowance	(7.0)	(7.0)

Deferred tax assets, net of valuation allowance	809.4	825.5

Deferred tax liabilities:
Fixed maturity securities	65.1	318.2
Equity securities and other investments	23.8	20.9
Derivatives	31.8	31.2
Deferred policy acquisition costs	970.5	908.1
Other	116.4	101.9

Gross deferred tax liabilities	1,207.6	1,380.3

Net deferred tax liability	$398.2	$554.8

In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion of the total gross deferred tax assets will not be realized. Future taxable amounts or recovery of federal income tax paid within the statutory carryback period can offset nearly all future deductible amounts. The valuation allowance was unchanged during 2005, 2004 and 2003.

The Company’s current federal income tax liability was $53.8 million and $145.3 million as of December 31, 2005 and 2004, respectively.

During the third quarter of 2005, the Company refined its separate account dividends received deduction (DRD) estimation process. As a result, the Company identified and recorded additional federal income tax benefits and recoverables in the amount of $42.6 million related to all open tax years (2000 – 2005). In addition, the Company recorded $5.6 million of net benefit adjustments in the third quarter of 2005, primarily related to differences between the estimated tax liability and the amounts reported on the Company’s tax returns and revised estimates of permanent income tax deductions expected to be generated in 2005. During the fourth quarter of 2005, the Company revised the estimate for the separate account DRD and recorded an additional federal income tax benefit of $8.0 million based on additional information available at year end.

The following table summarizes federal income tax expense attributable to income from continuing operations for the years ended December 31:

(in millions)	2005	2004	2003
Current	$90.6	$181.5	$106.7
Deferred	5.0	(61.5)	(10.5)

Federal income tax expense	$95.6	$120.0	$96.2

NATIONWIDE LIFE INSURANCE COMPANY AND SUBSIDIARIES

(a wholly-owned subsidiary of Nationwide Financial Services, Inc.)

Notes to Consolidated Financial Statements, Continued

December 31, 2005, 2004 and 2003

Total federal income tax expense differs from the amount computed by applying the U.S. federal income tax rate to income from continuing operations before federal income taxes as follows for the years ended December 31:

	2005		2004		2003
(dollars in millions)	Amount	%	Amount	%	Amount	%
Computed (expected) tax expense	$217.0	35.0	$187.2	35.0	$152.0	35.0
Tax exempt interest and dividends received deduction	(107.5)	(17.3)	(47.2)	(8.8)	(45.7)	(10.5)
Income tax credits	(16.3)	(2.6)	(9.7)	(1.8)	(10.8)	(2.5)
Release of Phase III tax liability	—	—	(5.1)	(1.0)	—	—
Other, net	2.4	0.3	(5.2)	(1.0)	0.7	0.1

Total	$95.6	15.4	$120.0	22.4	$96.2	22.1

The Jobs Creation Act of 2004 suspends policyholder surplus accounts (PSA) during 2005 and 2006 and provides that direct and indirect distributions from the PSA during any taxable year beginning after 2004 and before 2007 be treated as zero. Because NLIC had the ability and intent to distribute this PSA balance to its shareholder during the noted period, the potential tax liability was eliminated as of December 31, 2004 (see “Release of Phase III tax liability” above). The Jobs Creation Act of 2004 had no other significant impact on the Company’s tax position.

Total federal income tax paid was $182.2 million, $142.3 million and $176.2 million during the years ended December 31, 2005, 2004 and 2003, respectively.

(12)	Shareholders’ Equity, Regulatory Risk-Based Capital, Retained Earnings and Dividend Restrictions

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

State insurance laws generally restrict the ability of insurance companies to pay cash dividends and make other payments in excess of certain prescribed limitations without prior approval. The Company is limited in the amount of shareholder dividends it may pay without prior approval by the ODI. The statutory capital and surplus of NLIC as of December 31, 2005 and 2004 was $2.60 billion and $2.39 billion, respectively. The statutory net income of NLIC for the years ended December 31, 2005, 2004 and 2003 was $462.5 million, $317.7 million and $444.4 million, respectively. As of January 1, 2006, based on statutory financial results as of and for the year ended December 31, 2005, NLIC could pay dividends totaling $277.5 million without obtaining prior approval. On February 22, 2006, NLIC declared a $70.0 million dividend to NFS. In addition, the payment of dividends by NLIC may also be subject to restrictions set forth in the insurance laws of the State of New York that limit the amount of statutory profits on NLIC’s participating policies (measured before dividends to policyholders) that can inure to the benefit of the Company and its shareholder.

The Company currently does not expect such regulatory requirements to impair its ability to pay future operating expenses, interest and shareholder dividends.

NATIONWIDE LIFE INSURANCE COMPANY AND SUBSIDIARIES

(a wholly-owned subsidiary of Nationwide Financial Services, Inc.)

Notes to Consolidated Financial Statements, Continued

December 31, 2005, 2004 and 2003

(13)	Comprehensive Income

Comprehensive income includes net income and certain items that are reported directly within separate components of shareholder’s equity that are not recorded in net income (other comprehensive income or loss). The following table summarizes the Company’s other comprehensive (loss) income, before and after federal income tax benefit (expense), for the years ended December 31:

(in millions)	2005	2004	2003
Net unrealized (losses) gains on securities available-for-sale arising during the period:
Net unrealized (losses) gains before adjustments	$(687.2)	$(182.0)	$(16.7)
Net adjustment to deferred policy acquisition costs	187.0	99.1	56.9
Net adjustment to future policy benefits and claims	17.0	(11.0)	22.6
Related federal income tax benefit (expense)	169.1	33.3	(22.4)

Net unrealized (losses) gains	(314.1)	(60.6)	40.4

Reclassification adjustment for net realized (gains) losses on securities available-for-sale realized during the period:
Net unrealized (gains) losses	(20.3)	27.5	91.0
Related federal income tax expense (benefit)	7.1	(9.6)	(31.8)

Net reclassification adjustment	(13.2)	17.9	59.2

Other comprehensive (loss) income on securities available-for-sale	(327.3)	(42.7)	99.6

Accumulated net holding gains (losses) on cash flow hedges:
Unrealized holding gains (losses)	41.7	(47.4)	(40.9)
Related federal income tax (expense) benefit	(14.6)	16.6	14.3

Other comprehensive income (loss) on cash flow hedges	27.1	(30.8)	(26.6)

Total other comprehensive (loss) income	$(300.2)	$(73.5)	$73.0

Adjustments for net realized gains and losses on the ineffective portion of cash flow hedges were immaterial during the years ended December 31, 2005, 2004 and 2003.

NATIONWIDE LIFE INSURANCE COMPANY AND SUBSIDIARIES

(a wholly-owned subsidiary of Nationwide Financial Services, Inc.)

Notes to Consolidated Financial Statements, Continued

December 31, 2005, 2004 and 2003

(14)	Employee Benefit Plans

Defined Benefit Plans

The Company and certain affiliated companies participate in a defined benefit pension plan sponsored by NMIC. This plan covers all employees of participating companies who have completed at least one year of service. Plan contributions are invested in a group annuity contract issued by NLIC. All participants are eligible for benefits based on an account balance feature. Participants last hired before 2002 are eligible for benefits based on the highest average annual salary of a specified number of consecutive years of the last ten years of service, if such benefits are of greater value than the account balance feature. The Company funds pension costs accrued for direct employees plus an allocation of pension costs accrued for employees of affiliates whose work benefits the Company.

The Company’s portion of pension expense for this plan for the years ended December 31, 2005, 2004 and 2003 was $16.6 million, $13.7 million and $13.2 million, respectively. The Company recorded prepaid pension assets of $38.1 million and $14.6 million as of December 31, 2005 and 2004, respectively.

In addition to the NMIC pension plan, the Company and certain affiliated companies participate in life and health care defined benefit plans sponsored by NMIC for qualifying retirees. Postretirement life and health care benefits are contributory and generally are available to full-time employees, hired prior to June 1, 2000, who have attained age 55 and have accumulated 15 years of service with the Company after reaching age 40. Postretirement health care benefit contributions are adjusted annually and contain cost-sharing features such as deductibles and coinsurance. In addition, there are caps on the Company’s portion of the per-participant cost of the postretirement health care benefits. The Company’s policy is to fund the cost of health care benefits in amounts determined at the discretion of management. Plan assets are invested primarily in group annuity contracts issued by NLIC.

Two significant plan changes were enacted to the postretirement benefit plans at December 31, 2002. The first involved the postretirement medical plan, which was revised to reflect the current expectation that there will be no further increases in the benefit cap after 2006. Prior to 2007, it is assumed that the pre-65 benefit caps will increase by 3% per year, at which time the cap will be frozen. The second involved the postretirement death benefit plan, which was revised to reflect that all employer subsidies will be phased out beginning in 2007. The 2007 subsidy is assumed to be 2/3 of the current subsidy, and the 2008 subsidy is assumed to be 1/3 of the current amount. There is no employer subsidized benefit assumed after 2008.

The Company’s accrued postretirement benefit expense as of December 31, 2005 and 2004 was $47.6 million and $49.3 million, respectively. The net periodic benefit (income) cost for the postretirement benefit plans as a whole was $(0.1) million, $0.3 million and $1.1 million for 2005, 2004 and 2003, respectively.

NATIONWIDE LIFE INSURANCE COMPANY AND SUBSIDIARIES

(a wholly-owned subsidiary of Nationwide Financial Services, Inc.)

Notes to Consolidated Financial Statements, Continued

December 31, 2005, 2004 and 2003

The following table summarizes information regarding the funded status of the NMIC pension plan as a whole and the NMIC postretirement benefit plans as a whole (all of which are U.S. plans), including amounts not related to the Company, as of the years ended December 31:

	Pension benefits		Postretirement benefits
(in millions)	2005	2004	2005	2004
Change in benefit obligation:
Benefit obligation at beginning of year	$2,733.1	$2,457.0	$291.9	$306.8
Service cost	133.5	121.8	9.7	9.2
Interest cost	134.9	134.0	16.0	17.5
Participant contributions	—	—	6.5	4.1
Plan amendment	—	—	—	(13.3)
Actuarial loss (gain)	261.6	125.7	3.0	(10.1)
Benefits paid	(117.3)	(105.4)	(25.9)	(22.3)

Benefit obligation at end of year	3,145.8	2,733.1	301.2	291.9

Change in plan assets:
Fair value of plan assets at beginning of year	2,454.3	2,242.4	135.6	127.5
Actual return on plan assets	184.1	187.3	6.3	6.2
Employer contributions[1]	249.8	130.0	19.1	20.1
Participant contributions	—	—	6.5	4.1
Benefits paid[1]	(117.3)	(105.4)	(25.9)	(22.3)

Fair value of plan assets at end of year	2,770.9	2,454.3	141.6	135.6

Funded status	(374.9)	(278.8)	(159.6)	(156.3)
Unrecognized prior service cost	21.4	25.8	(88.3)	(103.0)
Unrecognized net loss	544.6	298.2	52.1	48.0
Unrecognized net asset at transition	—	(1.2)	—	—

Prepaid (accrued) benefit cost, net	$191.1	$44.0	$(195.8)	$(211.3)

Accumulated benefit obligation	$2,510.3	$2,271.6

[1]	Employer contributions and benefits paid include only those amounts contributed directly to or paid directly from plan assets.

In 2004, the postretirement medical plan was amended to reflect the provisions of the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (the Medicare Act), which was signed into law on December 8, 2003. The amendment integrates prescription drug benefits with the coverage provisions provided in the Medicare Act. The impact of the amendment is reflected in the accumulated postretirement benefit obligations beginning December 31, 2004. The expense impact of the amendment was a $2.0 million decrease for 2005 for the plan as a whole.

The effect of a 1% increase or decrease in the assumed health care cost trend rate on the accumulated postretirement benefit obligation was $0.1 million and $1.7 million at December 31, 2005 and 2004, respectively, for the plan as a whole.

NMIC and all participating employers, including the Company, expect to contribute $120.0 million to the pension plan and $20.0 million to the postretirement benefit plan in 2006.

NATIONWIDE LIFE INSURANCE COMPANY AND SUBSIDIARIES

(a wholly-owned subsidiary of Nationwide Financial Services, Inc.)

Notes to Consolidated Financial Statements, Continued

December 31, 2005, 2004 and 2003

The following table summarizes benefits expected to be paid in each of the next five fiscal years and in the aggregate for the five fiscal years thereafter:

(in millions)	Pension benefits	Postretirement benefits
2006	$115.7	$20.7
2007	117.8	20.5
2008	120.2	19.8
2009	127.0	19.3
2010	133.8	19.9
2011-2015	817.1	111.6

The following table summarizes the weighted average assumptions used to calculate the benefit obligation and funded status of the NMIC pension plan as a whole and the NMIC postretirement benefit plans as a whole as of the December 31 measurement date for all plans:

	Pension benefits		Postretirement benefits
	2005	2004	2005	2004
Discount rate	4.75%	5.00%	5.45%	5.70%
Rate of increase in future compensation levels	4.25%	3.50%	—	—
Assumed health care cost trend rate:
Initial rate	—	—	9.00%	10.00%	[1]
Ultimate rate	—	—	5.50%	5.20%	[1]
Declining period	—	—	7 Years	10 Years

[1]	The 2005 initial rate was 9.00% for participants over age 65, with an ultimate rate of 5.5%, and the 2004 initial rate was 11.00% for participants over age 65, with an ultimate rate of 5.70%.

The NMIC pension plan employs a total return investment approach using a mix of equities and fixed income investments to maximize the long-term return on plan assets in exchange for a prudent level of risk. Risk tolerance is established through careful consideration of plan liabilities, plan funded status and corporate financial condition. The plan requires investment in a group annuity contract backed by fixed investments with an interest rate guarantee to match liabilities for specific classes of retirees. On a periodic basis, the portfolio is analyzed to establish the optimal mix of assets based on current market conditions given the risk tolerance. In the most recent study, asset sub-classes were considered in debt securities (diversified U.S. investment grade bonds, diversified high-yield U.S. securities, international fixed income, emerging markets and commercial mortgage loans) and equity investments (domestic equities, private equities, international equities, emerging market equities and real estate investments). Each asset sub-class chosen contains a diversified blend of securities from that sub-class. Investment mix is measured and monitored continually through regular investment reviews, annual liability measurements and periodic asset/liability studies.

NATIONWIDE LIFE INSURANCE COMPANY AND SUBSIDIARIES

(a wholly-owned subsidiary of Nationwide Financial Services, Inc.)

Notes to Consolidated Financial Statements, Continued

December 31, 2005, 2004 and 2003

The following table summarizes the asset allocation for the NMIC pension plan as a whole at the end of 2005 and 2004 and the target allocation for 2006, by asset category:

	Percentage of plan assets		Target allocation percentage
Asset Category	2005	2004	2006
Equity securities	50%	48%	40 - 65%
Debt securities	50%	52%	25 - 50%
Real estate	—	—	0 - 10%

Total	100%	100%

The NMIC postretirement benefit plans employ a total return investment approach using a mix of equities and fixed income investments to maximize the long-term return on plan assets in exchange for a prudent level of risk. Risk tolerance is established through careful consideration of plan liabilities, plan funded status and corporate financial condition. Plan investments for retiree life insurance benefits generally include a retiree life insurance contract issued by NLIC. For retiree medical liabilities, plan investments include both a group annuity contract issued by NLIC backed by fixed investments with an interest rate guarantee and a separate account invested in diversified U.S. equities. Investment mix is measured and monitored continually through regular investment reviews, annual liability measurements and periodic asset/liability studies.

The following table summarizes the asset allocation for the NMIC postretirement benefit plans as a whole at the end of 2005 and 2004 and the target allocation for 2006, by asset category:

	Percentage of plan assets		Target allocation percentage
Asset Category	2005	2004	2006
Equity securities	60%	60%	50 - 80%
Debt securities	37%	35%	20 - 50%
Other	3%	5%	0 - 10%

Total	100%	100%

The following table summarizes the components of net periodic benefit cost for the NMIC pension plan as a whole, including amounts not related to the Company, for the years ended December 31:

(in millions)	2005	2004	2003
Service cost	$133.5	$121.8	$104.0
Interest cost	134.9	134.0	131.7
Expected return on plan assets	(172.6)	(167.7)	(156.7)
Recognized net actuarial loss	—	—	0.1
Amortization of prior service cost	4.5	4.5	4.5
Amortization of unrecognized net losses	3.6	—	—
Amortization of unrecognized transition cost	(1.2)	(1.3)	(1.3)

Net periodic benefit cost	$102.7	$91.3	$82.3

NATIONWIDE LIFE INSURANCE COMPANY AND SUBSIDIARIES

(a wholly-owned subsidiary of Nationwide Financial Services, Inc.)

Notes to Consolidated Financial Statements, Continued

December 31, 2005, 2004 and 2003

The following table summarizes the weighted average assumptions used to calculate net periodic benefit cost, set at the beginning of each year, for the NMIC pension plan as a whole:

	2005	2004	2003
Discount rate	5.00%	5.50%	6.00%
Rate of increase in future compensation levels	3.50%	4.00%	4.50%
Expected long-term rate of return on plan assets	6.75%	7.25%	7.75%

The NMIC pension plan employs a prospective building block approach in determining the expected long-term rate of return on plan assets. This process is integrated with the determination of other economic assumptions such as discount rate and salary scale. Historical markets are studied, and long-term historical relationships between equities and fixed income investments are preserved consistent with the widely accepted capital market principle that assets with higher volatility generate a greater return over the long run (called a risk premium). Historical risk premiums are used to develop expected real rates of return for each asset sub-class. The expected real rates of return, reduced for investment expenses, are applied to the target allocation of each asset sub-class to produce an expected real rate of return for the target portfolio. This expected real rate of return will vary by plan and will change when the plan’s target investment portfolio changes. Current market factors such as inflation and interest rates are incorporated into the process. For a given measurement date, the discount rate is set by reference to the yield on high-quality corporate bonds to approximate the rate at which plan benefits could effectively be settled. The historical real rate of return is subtracted from these bonds to generate an assumed inflation rate. The expected long-term rate of return on plan assets is the assumed inflation rate plus the expected real rate of return. This process effectively sets the expected return for the plan’s portfolio at the yield for the reference bond portfolio, adjusted for expected risk premiums of the target asset portfolio. Given the prospective nature of this calculation, short-term fluctuations in the market do not impact the expected risk premiums. However, as the yield for the reference bond fluctuates, the assumed inflation rate and the expected long-term rate are adjusted in tandem.

Effective December 31, 2005, the historical risk premiums and expected real rates of return were re-evaluated affecting December 31, 2005 benefit obligations and 2006 costs. For benefits obligations, a lower real rate of return on corporate bonds led to a higher implied inflation rate and a higher rate of future compensation increase, which was 4.25% at December 31, 2005.

The following table summarizes the components of net periodic benefit cost for the NMIC postretirement benefit plans as a whole, including amounts not related to the Company, for the years ended December 31:

(in millions)	2005	2004	2003
Service cost	$9.7	$9.2	$9.9
Interest cost	16.0	17.5	19.5
Expected return on plan assets	(8.7)	(8.9)	(8.0)
Amortization of unrecognized net losses	1.4	—	—
Net amortization and deferral	(14.8)	(12.1)	(9.9)

Net periodic benefit cost	$3.6	$5.7	$11.5

NATIONWIDE LIFE INSURANCE COMPANY AND SUBSIDIARIES

(a wholly-owned subsidiary of Nationwide Financial Services, Inc.)

Notes to Consolidated Financial Statements, Continued

December 31, 2005, 2004 and 2003

The following table summarizes the weighted average assumptions used to calculate the Company’s net periodic benefit cost, set at the beginning of each year, for the postretirement benefit plan as a whole:

	2005	2004	2003
Discount rate	5.70%	6.10%	6.60%
Expected long-term rate of return on plan assets	6.50%	7.00%	7.50%
Assumed health care cost trend rate:
Initial rate	10.00%[1]	11.00%[1]	11.30%[1]
Ultimate rate	5.20%[1]	5.20%[1]	5.70%[1]
Declining period	10 Years	11 Years	11 Years

[1]

The initial rate was 11.00% for participants over 65, with an ultimate rate of 5.70%, the 2004 initial rate was 11.00% for participants over age 65, with an ultimate rate of 5.70%, and the 2003 initial rate was 12.00% for participants over age 65, with an ultimate rate of 5.60%.

Defined Contribution Plans

The Company and certain affiliated companies sponsor defined contribution retirement savings plans covering substantially all employees of the Company. Employees may make salary deferral contributions of up to 80%. Salary deferrals of up to 6% are subject to a 50% Company match. The Company’s expense for contributions to these plans was $6.2 million, $5.8 million and $5.5 million for 2005, 2004 and 2003, respectively.

(15)	Related Party Transactions

The Company has entered into significant, recurring transactions and agreements with NMIC, other affiliates and subsidiaries as a part of its ongoing operations. These include annuity and life insurance contracts, office space leases, and agreements related to reinsurance, cost sharing, administrative services, marketing, intercompany loans, intercompany repurchases, cash management services and software licensing. Measures used to allocate expenses among companies include individual employee estimates of time spent, special cost studies, the number of full-time employees, commission expense and other methods agreed to by the participating companies and that are within industry guidelines and practices. In addition, Nationwide Services Company, LLC (NSC), a subsidiary of NMIC, provides computer, telephone, mail, employee benefits administration and other services to NMIC and certain of its direct and indirect subsidiaries, including the Company, based on specified rates for units of service consumed. For the years ended December 31, 2005, 2004 and 2003, the Company made payments to NMIC and NSC totaling $274.1 million, $194.6 million and $170.4 million, respectively. The Company does not believe that expenses recognized under these agreements are materially different than expenses that would have been recognized had the Company operated on a stand-alone basis.

The Company has issued group annuity and life insurance contracts and performs administrative services for various employee benefit plans sponsored by NMIC or its affiliates. Total account values of these contracts were $6.39 billion and $5.75 billion as of December 31, 2005 and 2004, respectively. Total revenues from these contracts were $136.2 million, $136.5 million and $138.9 million for the years ended December 31, 2005, 2004 and 2003, respectively, and include policy charges, net investment income from investments backing the contracts and administrative fees. Total interest credited to the account balances was $107.3 million, $107.9 million and $111.8 million for the years ended December 31, 2005, 2004 and 2003, respectively. The terms of these contracts are consistent in all material respects with what the Company offers to unaffiliated parties who are similarly situated.

The Company leases office space from NMIC and certain of its subsidiaries. For the years ended December 31, 2005, 2004 and 2003, the Company made lease payments to NMIC and its subsidiaries of $18.7 million, $18.4 million and $17.5 million, respectively.

NATIONWIDE LIFE INSURANCE COMPANY AND SUBSIDIARIES

(a wholly-owned subsidiary of Nationwide Financial Services, Inc.)

Notes to Consolidated Financial Statements, Continued

December 31, 2005, 2004 and 2003

NLIC has a reinsurance agreement with NMIC whereby all of NLIC’s accident and health business not ceded to unaffiliated reinsurers is ceded to NMIC on a modified coinsurance basis. Either party may terminate the agreement on January 1 of any year with prior notice. Under a modified coinsurance agreement, the ceding company retains invested assets, and investment earnings are paid to the reinsurer. Under the terms of NLIC’s agreements, the investment risk associated with changes in interest rates is borne by the reinsurer. The ceding of risk does not discharge the original insurer from its primary obligation to the policyholder. The Company believes that the terms of the modified coinsurance agreements are consistent in all material respects with what the Company could have obtained with unaffiliated parties. Revenues ceded to NMIC for the years ended December 31, 2005, 2004 and 2003 were $429.5 million, $335.6 million and $286.7 million, respectively, while benefits, claims and expenses ceded during these years were $398.8 million, $336.0 million and $247.5 million, respectively.

Funds of Gartmore Global Investments, Inc. (GGI), an affiliate, are offered to the Company’s customers as investment options in certain of the Company’s products. As of December 31, 2005 and 2004, customer allocations to GGI funds totaled $15.70 billion and $14.06 billion, respectively. For the years ended December 31, 2005, 2004 and 2003, GGI paid the Company $51.6 million, $44.5 million and $38.6 million, respectively, for the distribution and servicing of these funds.

Under a marketing agreement with NMIC, NLIC makes payments to cover a portion of the agent marketing allowance that is paid to Nationwide agents. These costs cover product development and promotion, sales literature, rent and similar items. Payments under this agreement totaled $26.5 million, $23.2 million and $24.8 million for the years ended December 31, 2005, 2004 and 2003, respectively.

The Company also participates in intercompany repurchase agreements with affiliates whereby the seller transfers securities to the buyer at a stated value. Upon demand or after a stated period, the seller repurchases the securities at the original sales price plus interest. As of December 31, 2005 and 2004, the Company had no borrowings from affiliated entities under such agreements. During 2005, 2004 and 2003, the most the Company had outstanding at any given time was $55.3 million, $227.7 million and $126.0 million, respectively, and the amounts the Company incurred for interest expense on intercompany repurchase agreements during these years were immaterial. The Company believes that the terms of the repurchase agreements are materially consistent with what the Company could have obtained from unaffiliated parties.

The Company and various affiliates entered into agreements with Nationwide Cash Management Company (NCMC), an affiliate, under which NCMC acts as a common agent in handling the purchase and sale of short-term securities for the respective accounts of the participants. Amounts on deposit with NCMC for the benefit of the Company were $390.6 million and $498.4 million as of December 31, 2005 and 2004, respectively, and are included in short-term investments on the consolidated balance sheets. For the years ended December 31, 2005, 2004 and 2003, the Company paid NCMC fees totaling less than $0.1 million under this agreement.

Certain annuity products are sold through affiliated companies, which are also subsidiaries of NFS. Total commissions and fees paid to these affiliates for the years ended December 31, 2005, 2004 and 2003 were $59.0 million, $63.1 million and $62.0 million, respectively.

During the year ended December 31, 2005, the Company did not purchase any fixed maturity securities available-for-sale from NFN compared to $829.9 million purchased during 2004. NFN recorded gross realized gains of $23.4 million on such transactions during 2004.

An affiliate of the Company is currently developing a browser-based policy administration and online brokerage software application for defined benefit plans. In connection with the development of this application, the Company made net payments, which were expensed, to that affiliate related to development totaling $2.9 million, $2.6 million and $0.7 million for the years ended December 31, 2005, 2004 and 2003, respectively.

Through September 30, 2002, the Company filed a consolidated federal income tax return with NMIC, as discussed in more detail in Note 11. Effective October 1, 2002, NLIC began filing a consolidated federal income tax return with NLAIC. Total payments to NMIC were $45.0 million, $37.4 million and $2.4 million in the years ended December 31, 2005, 2004 and 2003, respectively. These payments related to tax years prior to deconsolidation.

NATIONWIDE LIFE INSURANCE COMPANY AND SUBSIDIARIES

(a wholly-owned subsidiary of Nationwide Financial Services, Inc.)

Notes to Consolidated Financial Statements, Continued

December 31, 2005, 2004 and 2003

In the first quarter of 2003, NLIC received a $200.0 million capital contribution from NFS for general corporate purposes.

On February 22, 2006, NLIC declared a $70.0 million dividend to NFS. In 2005, 2004 and 2003, NLIC paid dividends to NFS totaling $185.0 million, $125.0 million and $60.0 million, respectively. During 2003, NLIC returned capital totaling $100.0 million to NFS.

See Note 10 for information on surplus notes payable from NLIC to NFS. In addition, the Company made interest payments on unsecured notes to NFS totaling less than $0.1 million in 2005, 2004 and 2003. As of December 31, 2005, there were no outstanding balances on unsecured notes to NFS.

(16)	Contingencies

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

In recent years, life insurance companies have been named as defendants in lawsuits, including class action lawsuits relating to life insurance and annuity pricing and sales practices. A number of these lawsuits have resulted in substantial jury awards or settlements against life insurers other than the Company.

The financial services industry, including mutual fund, variable annuity, life insurance and distribution companies, has also been the subject of increasing scrutiny by regulators, legislators and the media over the past few years. Numerous regulatory agencies, including the SEC, the National Association of Securities Dealers and the New York State Attorney General, have commenced industry-wide investigations regarding late trading and market timing in connection with mutual funds and variable insurance contracts, and have commenced enforcement actions against some mutual fund and life insurance companies on those issues. The Company has been contacted by or received subpoenas from the SEC and the New York State Attorney General, who are investigating market timing in certain mutual funds offered in insurance products sponsored by the Company. The Company has cooperated with these investigations. Information requests from the New York State Attorney General and the SEC with respect to investigations into late trading and market timing were last responded to by the Company and its affiliates in December 2003 and April 2005, respectively, and no further information requests have been received with respect to these matters.

NATIONWIDE LIFE INSURANCE COMPANY AND SUBSIDIARIES

(a wholly-owned subsidiary of Nationwide Financial Services, Inc.)

Notes to Consolidated Financial Statements, Continued

December 31, 2005, 2004 and 2003

In addition, state and federal regulators have commenced investigations or other proceedings relating to compensation and bidding arrangements and possible anti-competitive activities between insurance producers and brokers and issuers of insurance products, and unsuitable sales and replacements by producers on behalf of the issuer. Also under investigation are compensation and revenue sharing arrangements between the issuers of variable insurance contracts and mutual funds or their affiliates, the use of side agreements and finite reinsurance agreements, and funding agreements issued to back MTN programs. Related investigations and proceedings may be commenced in the future. The Company and/or its affiliates have been contacted by or received subpoenas from state and federal regulatory agencies, state securities law regulators and state attorneys general for information relating to these investigations into compensation, revenue sharing and bidding arrangements, anti-competitive activities, unsuitable sales or replacement practices, the use of side agreements and finite reinsurance agreements, and funding agreements backing the MTN program. The Company is cooperating with regulators in connection with these inquiries and will cooperate with NMIC in responding to these inquiries to the extent that any inquiries encompass NMIC’s operations.

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

On February 11, 2005, NLIC was named in a class action lawsuit filed in Common Pleas Court, Franklin County, Ohio entitled Michael Carr v. Nationwide Life Insurance Company. The complaint seeks recovery for breach of contract, fraud by omission, violation of the Ohio Deceptive Trade Practices Act and unjust enrichment. The complaint also seeks unspecified compensatory damages, disgorgement of all amounts in excess of the guaranteed maximum annual premium and attorneys’ fees. On February 2, 2006, the court granted the plaintiff’s motion for class certification on the breach of contract and unjust enrichment claims. The court certified a class consisting of all residents of the United States who, during the class period from February 10, 1995 through February 2, 2006, purchased life insurance policies from NLIC that provided for guaranteed maximum premiums and who paid premiums on a modal basis to NLIC. Excluded from the class are NLIC; any parent, subsidiary or affiliate of NLIC; all employees, officers and directors of NLIC; and any justice, judge or magistrate judge of the State of Ohio who may hear the case. The case is currently set for trial on April 10, 2006. NLIC intends to defend this lawsuit vigorously.

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

NATIONWIDE LIFE INSURANCE COMPANY AND SUBSIDIARIES

(a wholly-owned subsidiary of Nationwide Financial Services, Inc.)

Notes to Consolidated Financial Statements, Continued

December 31, 2005, 2004 and 2003

On January 21, 2004, the Company was named in a lawsuit filed in the United States District Court for the Northern District of Mississippi entitled United Investors Life Insurance Company v. Nationwide Life Insurance Company and/or Nationwide Life Insurance Company of America and/or Nationwide Life and Annuity Insurance Company and/or Nationwide Life and Annuity Company of America and/or Nationwide Financial Services, Inc. and/or Nationwide Financial Corporation, and John Does A-Z. In its complaint, plaintiff United Investors alleges that the Company and/or its affiliated life insurance companies caused the replacement of variable insurance policies and other financial products issued by United Investors with policies issued by the Nationwide defendants. The plaintiff raises claims for: (1) violations of the Federal Lanham Act, and common law unfair competition and defamation; (2) tortious interference with the plaintiff’s contractual relationship with Waddell & Reed, Inc. and/or its affiliates, Waddell & Reed Financial, Inc., Waddell & Reed Financial Services, Inc. and W&R Insurance Agency, Inc., or with the plaintiff’s contractual relationships with its variable policyholders; (3) civil conspiracy; and (4) breach of fiduciary duty. The complaint seeks compensatory damages, punitive damages, pre- and post-judgment interest, a full accounting, a constructive trust, and costs and disbursements, including attorneys’ fees. The Company filed a motion to dismiss the complaint on June 1, 2004. On February 8, 2005 the court denied the motion to dismiss. On March 23, 2005, the Company filed its answer, and on December 30, 2005, the Company filed a motion for summary judgment. The Company intends to defend this lawsuit vigorously.

On October 31, 2003, NLIC and NLAIC were named in a lawsuit seeking class action status filed in the United States District Court for the District of Arizona entitled Robert Helman et al v. Nationwide Life Insurance Company et al. The suit challenges the sale of deferred annuity products for use as investments in tax-deferred contributory retirement plans. On April 8, 2004, the plaintiff filed an amended class action complaint on behalf of all persons who purchased an individual variable deferred annuity contract or a certificate to a group variable annuity contract issued by NLIC or NLAIC which were allegedly used to fund certain tax-deferred retirement plans. The amended class action complaint seeks unspecified compensatory damages. NLIC and NLAIC filed a motion to dismiss the complaint on May 24, 2004. On July 27, 2004, the court granted the motion to dismiss. The plaintiff has appealed that dismissal to the United States Court of Appeals for the Ninth Circuit. NLIC and NLAIC intend to defend this lawsuit vigorously.

On August 15, 2001, the Company was named in a lawsuit filed in the United States District Court for the District of Connecticut entitled Lou Haddock, as trustee of the Flyte Tool & Die, Incorporated Deferred Compensation Plan, et al v. Nationwide Financial Services, Inc. and Nationwide Life Insurance Company. The plaintiffs first amended their complaint on September 5, 2001 to include class action allegations and have subsequently amended their complaint three times. As amended, in the current complaint the plaintiffs seek to represent a class of ERISA qualified retirement plans that purchased variable annuities from NLIC. The plaintiffs allege that they invested ERISA plan assets in their variable annuity contracts and that the Company breached ERISA fiduciary duties by allegedly accepting service payments from certain mutual funds. The complaint seeks disgorgement of some or all of the payments allegedly received by the Company, other unspecified relief for restitution, declaratory and injunctive relief, and attorneys’ fees. On December 13, 2001, the plaintiffs filed a motion for class certification. The plaintiffs filed a supplement to that motion on September 19, 2003. The Company opposed that motion on December 24, 2003. On July 6, 2004, the Company filed a Revised Memorandum in Support of Summary Judgment. The Company’s motion for summary judgment was denied with respect to all claims on February 24, 2006. The Company intends to defend this lawsuit vigorously.

Tax Matters

The Company’s federal income tax returns are routinely audited by the IRS, and the Company is currently under examination for the 2000-2002 tax years. Management has established tax reserves representing its best estimate of additional amounts it may be required to pay if certain tax positions it has taken are challenged and ultimately denied by the IRS. These reserves are reviewed regularly and are adjusted as events occur that management believes impact its liability for additional taxes, such as lapsing of applicable statutes of limitations, conclusion of tax audits or substantial agreement on the deductibility/non-deductibility of uncertain items, additional exposure based on current calculations, identification of new issues, release of administrative guidance or rendering of a court decision affecting a particular tax issue. Management believes its tax reserves reasonably provide for potential assessments that may result from IRS examinations and other tax-related matters for all open tax years.

NATIONWIDE LIFE INSURANCE COMPANY AND SUBSIDIARIES

(a wholly-owned subsidiary of Nationwide Financial Services, Inc.)

Notes to Consolidated Financial Statements, Continued

December 31, 2005, 2004 and 2003

A significant component of the tax reserve is related to the separate account DRD. The Company has not reached any final agreements with the IRS with respect to the DRD, and there can be no assurance that any such agreements will be reached. However, resolution of the separate account DRD and/or other identified issues could result in a potentially significant adjustment to the Company’s future results of operations.

(17)	Securitization Transactions

Since 2001, the Company has sold $626.1 million of credit enhanced equity interests in Tax Credit Funds to unrelated third parties. The Company has guaranteed cumulative after-tax yields to the third party investors ranging from 3.75% to 5.25% over periods ending between 2002 and 2022. As of December 31, 2005, the Company held guarantee reserves totaling $6.3 million on these transactions. These guarantees are in effect for periods of approximately 15 years each. The Tax Credit Funds provide a stream of tax benefits to the investors that will generate a yield and return of capital. If the tax benefits are not sufficient to provide these cumulative after-tax yields, then the Company must fund any shortfall, which is mitigated by stabilization collateral set aside by the Company at the inception of the transactions. The maximum amount of undiscounted future payments that the Company could be required to pay the investors under the terms of the guarantees is $1.54 billion. The Company does not anticipate making any payments related to the guarantees.

At the time of the sales, $5.9 million of net sale proceeds were set aside as collateral for certain properties owned by the Tax Credit Funds that had not met all of the criteria necessary to generate tax credits. Such criteria include completion of construction and the leasing of each unit to a qualified tenant, among others. Properties meeting the necessary criteria are considered to have “stabilized.” The properties are evaluated regularly, and the collateral is released when stabilized. During 2005, no stabilization collateral amounts were released into income, compared to $0.1 million released in 2004. As of December 31, 2005 and 2004, $2.2 million and $1.4 million of stabilization collateral was unrecognized and recorded as a reserve, respectively.

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

(18)	Variable Interest Entities

As of December 31, 2005 and 2004, the Company had relationships with 19 and 14 VIEs, respectively, where the Company was the primary beneficiary. Each of these VIEs is a conduit that assists the Company in structured products transactions. One of the VIEs is used in the securitization of mortgage loans, while the others are involved in the sale of Tax Credit Funds to third party investors where the Company provides guaranteed returns (see Note 17). The results of operations and financial position of these VIEs are included along with corresponding minority interest liabilities in the accompanying consolidated financial statements.

NATIONWIDE LIFE INSURANCE COMPANY AND SUBSIDIARIES

(a wholly-owned subsidiary of Nationwide Financial Services, Inc.)

Notes to Consolidated Financial Statements, Continued

December 31, 2005, 2004 and 2003

The net assets of these VIEs totaled $440.6 million and $366.4 million as of December 31, 2005 and December 31, 2004, respectively. The following table summarizes the components of net assets as of the dates indicated:

(in millions)	December 31, 2005	December 31, 2004
Mortgage loans on real estate	$31.5	$32.1
Other long-term investments	478.6	401.2
Short-term investments	42.3	31.7
Other assets	41.3	50.3
Short-term debt	32.6	32.6
Other liabilities	120.5	116.3

The total exposure to loss on these VIEs where the Company is the primary beneficiary was immaterial as of December 31, 2005 and December 31, 2004. For the mortgage loan VIE, to which the short-term debt relates, the creditors have no recourse against the Company in the event of default by the VIE.

In addition to the VIEs described above, the Company holds variable interests, in the form of limited partnerships or similar investments, in a number of Tax Credit Funds where the Company is not the primary beneficiary. These investments have been held by the Company for periods of 1 to 10 years and allow the Company to experience certain tax credits and other tax benefits from affordable housing projects. The Company also has certain investments in other securitization transactions that qualify as VIEs, but for which the Company is not the primary beneficiary. The total exposure to loss on these VIEs was $53.9 million and $36.3 million as of December 31, 2005 and 2004, respectively.

(19)	Segment Information

Management of the Company views its business primarily based on the underlying products, and this is the basis used for defining its reportable segments. The Company reports four segments: Individual Investments, Retirement Plans, Individual Protection, and Corporate and Other.

The primary segment profitability measure that management uses is pre-tax operating earnings, which is calculated by adjusting income from continuing operations before federal income taxes and the cumulative effect of adoption of accounting principles to exclude: (1) net realized gains and losses on investments, hedging instruments and hedged items, except for periodic net coupon settlements on non-qualifying derivatives; (2) net realized gains and losses related to securitizations; and (3) the adjustment to amortization of DAC related to net realized gains and losses.

Individual Investments

The Individual Investments segment consists of individual The BEST of AMERICA® and private label deferred variable annuity products, deferred fixed annuity products, income products and advisory services. Individual deferred annuity contracts provide the customer with tax-deferred accumulation of savings and flexible payout options including lump sum, systematic withdrawal or a stream of payments for life. In addition, individual variable annuity contracts provide the customer with access to a wide range of investment options and asset protection in the event of an untimely death, while individual fixed annuity contracts generate a return for the customer at a specified interest rate fixed for prescribed periods.

Retirement Plans

The Retirement Plans segment is comprised of the Company’s private and public sector retirement plans business. The private sector includes IRC Section 401(k) business, and the public sector includes IRC Section 457 and Section 401(a) business, both in the form of fixed and variable group annuities.

NATIONWIDE LIFE INSURANCE COMPANY AND SUBSIDIARIES

(a wholly-owned subsidiary of Nationwide Financial Services, Inc.)

Notes to Consolidated Financial Statements, Continued

December 31, 2005, 2004 and 2003

Individual Protection

The Individual Protection segment consists of investment life insurance products, including individual variable, COLI and BOLI products; traditional life insurance products; and universal life insurance products. Life insurance products provide a death benefit and generally allow the customer to build cash value on a tax-advantaged basis.

Corporate and Other

The Corporate and Other segment includes certain structured products business; the MTN program; net investment income not allocated to product segments; periodic net coupon settlements on non-qualifying derivatives; unallocated expenses; interest expense on debt; revenue and expenses of the Company’s non-insurance subsidiaries not reported in other segments; and net realized gains and losses related to securitizations.

NATIONWIDE LIFE INSURANCE COMPANY AND SUBSIDIARIES

(a wholly-owned subsidiary of Nationwide Financial Services, Inc.)

Notes to Consolidated Financial Statements, Continued

December 31, 2005, 2004 and 2003

The following table summarizes the Company’s business segment operating results for the years ended December 31:

(in millions)	Individual Investments	Retirement Plans	Individual Protection	Corporate and Other	Total
2005
Revenues:
Policy charges	$532.4	$145.0	$377.7	$—	$1,055.1
Life insurance premiums	96.7	—	163.3	—	260.0
Net investment income	822.4	642.9	332.8	307.1	2,105.2
Net realized gains on investments, hedging instruments and hedged items[1]	—	—	—	9.5	9.5
Other	1.3	0.2	—	1.8	3.3

Total revenues	1,452.8	788.1	873.8	318.4	3,433.1

Benefits and expenses:
Interest credited to policyholder account values	557.7	444.8	182.4	146.1	1,331.0
Other benefits and claims	149.1	—	228.4	—	377.5
Policyholder dividends on participating policies	—	—	33.1	—	33.1
Amortization of DAC	329.1	47.2	89.0	1.0	466.3
Interest expense on debt	—	—	—	66.3	66.3
Other operating expenses	193.1	181.8	148.1	15.8	538.8

Total benefits and expenses	1,229.0	673.8	681.0	229.2	2,813.0

Income from continuing operations before federal income tax expense	223.8	114.3	192.8	89.2	$620.1

Net realized gains on investments, hedging instruments and hedged items[1]	—	—	—	(9.5)
Adjustment to amortization of DAC related to net realized gains	—	—	—	1.0

Pre-tax operating earnings	$223.8	$114.3	$192.8	$80.7

Assets as of period end	$52,929.2	$29,987.2	$14,728.7	$9,313.4	$106,958.5

[1]	Excluding periodic net coupon settlements on non-qualifying derivatives.

NATIONWIDE LIFE INSURANCE COMPANY AND SUBSIDIARIES

(a wholly-owned subsidiary of Nationwide Financial Services, Inc.)

Notes to Consolidated Financial Statements, Continued

December 31, 2005, 2004 and 2003

(in millions)	Individual Investments	Retirement Plans	Individual Protection	Corporate and Other	Total
2004
Revenues:
Policy charges	$503.6	$157.0	$364.6	$—	$1,025.2
Life insurance premiums	87.5	—	182.9	—	270.4
Net investment income	824.8	627.9	327.2	220.6	2,000.5
Net realized losses on investments, hedging instruments and hedged items[1]	—	—	—	(43.0)	(43.0)
Other	0.6	—	—	15.8	16.4

Total revenues	1,416.5	784.9	874.7	193.4	3,269.5

Benefits and expenses:
Interest credited to policyholder account values	573.5	435.5	181.5	86.7	1,277.2
Other benefits and claims	136.9	—	232.3	—	369.2
Policyholder dividends on participating policies	—	—	36.2	—	36.2
Amortization of DAC	276.1	39.6	94.4	—	410.1
Interest expense on debt	—	—	—	59.8	59.8
Other operating expenses	210.0	184.5	159.7	27.8	582.0

Total benefits and expenses	1,196.5	659.6	704.1	174.3	2,734.5

Income from continuing operations before federal income tax expense	220.0	125.3	170.6	19.1	$535.0

Net realized losses on investments, hedging instruments and hedged items[1]	—	—	—	43.0

Pre-tax operating earnings	$220.0	$125.3	$170.6	$62.1

Assets as of period end	$52,642.5	$29,668.7	$12,932.4	$10,714.3	$105,957.9

[1]	Excluding periodic net coupon settlements on non-qualifying derivatives.

NATIONWIDE LIFE INSURANCE COMPANY AND SUBSIDIARIES

(a wholly-owned subsidiary of Nationwide Financial Services, Inc.)

Notes to Consolidated Financial Statements, Continued

December 31, 2005, 2004 and 2003

(in millions)	Individual Investments	Retirement Plans	Individual Protection	Corporate and Other	Total
2003
Revenues:
Policy charges	$427.9	$150.0	$346.2	$—	$924.1
Life insurance premiums	89.8	—	190.0	—	279.8
Net investment income	807.9	640.2	324.3	200.7	1,973.1
Net realized losses on investments, hedging instruments and hedged items[1]	—	—	—	(100.8)	(100.8)
Other	—	—	—	28.4	28.4

Total revenues	1,325.6	790.2	860.5	128.3	3,104.6

Benefits and expenses:
Interest credited to policyholder account values	602.5	443.2	185.6	77.9	1,309.2
Other benefits and claims	155.5	—	224.5	—	380.0
Policyholder dividends on participating policies	—	—	41.2	—	41.2
Amortization of DAC	228.4	45.6	101.9	—	375.9
Interest expense on debt	—	—	—	48.4	48.4
Other operating expenses	172.9	178.9	157.3	6.4	515.5

Total benefits and expenses	1,159.3	667.7	710.5	132.7	2,670.2

Income (loss) from continuing operations before federal income tax expense	166.3	122.5	150.0	(4.4)	$434.4

Net realized losses on investments, hedging instruments and hedged items[1]	—	—	—	100.8

Pre-tax operating earnings	$166.3	$122.5	$150.0	$96.4

Assets as of period end	$49,419.2	$29,226.9	$11,286.6	$10,695.0	$100,627.7

[1]	Excluding periodic net coupon settlements on non-qualifying derivatives.

NATIONWIDE LIFE INSURANCE COMPANY AND SUBSIDIARIES

(a wholly-owned subsidiary of Nationwide Financial Services, Inc.)

Schedule I Consolidated Summary of Investments – Other Than Investments in Related Parties

As of December 31, 2005 (in millions)

Column A	Column B	Column C	Column D
Type of investment	Cost	Market value	Amount at which shown in the consolidated balance sheet
Fixed maturity securities available-for-sale:
Bonds:
U.S. Treasury securities and obligations of U.S. Government corporations	$163.8	$177.5	$177.5
Agencies not backed by the full faith and credit of the U.S. Government	849.7	904.7	904.7
Obligations of states and political subdivisions	300.3	298.9	298.9
Foreign governments	41.4	44.0	44.0
Public utilities	1,763.3	1,786.1	1,786.1
All other corporate	23,840.4	23,986.9	23,986.9

Total fixed maturity securities available-for-sale	26,958.9	27,198.1	27,198.1

Equity securities available-for-sale:
Common stocks:
Public utilities	7.9	9.9	9.9
Banks, trusts and insurance companies	12.8	15.3	15.3
Industrial, miscellaneous and all other	2.7	4.9	4.9
Nonredeemable preferred stocks	11.7	12.0	12.0

Total equity securities available-for-sale	35.1	42.1	42.1

Mortgage loans on real estate, net	8,482.8		8,458.9	[1]
Real estate, net:
Investment properties	82.8		62.7	[2]
Acquired in satisfaction of debt	23.6		22.2	[2]

Total real estate, net	106.4		84.9

Policy loans	604.7		604.7
Other long-term investments	667.7		615.3	[3,4]
Short-term investments, including amounts managed by a related party	1,596.6		1,596.6

Total investments	$38,452.2		$38,600.6

[1]

Difference from Column B primarily is due to valuation allowances due to impairments on mortgage loans on real estate (see Note 7 to the audited consolidated financial statements), hedges and commitment hedges on mortgage loans on real estate.

[2]	Difference from Column B primarily results from adjustments for accumulated depreciation.

[3]	Difference from Column B primarily is due to operating gains and/or losses of investments in limited partnerships.

[4]	Amount shown does not agree to the audited consolidated balance sheet due to $26.2 million in unconsolidated related party investments.

See accompanying report of independent registered public accounting firm.

NATIONWIDE LIFE INSURANCE COMPANY AND SUBSIDIARIES

(a wholly-owned subsidiary of Nationwide Financial Services, Inc.)

Schedule III Supplementary Insurance Information

As of December 31, 2005, 2004 and 2003 and for each of the years then ended (in millions)

Column A	Column B	Column C	Column D	Column E	Column F
Year: Segment	Deferred policy acquisition costs	Future policy benefits, losses, claims and loss expenses	Unearned premiums[1]	Other policy claims and benefits payable[1]	Premium revenue
2005: Individual Investments	$1,936.4	$14,970.9			$96.7
Retirement Plans	290.3	10,847.3			—
Individual Protection	1,328.7	5,531.9			163.3
Corporate and Other	42.5	4,591.0			—

Total	$3,597.9	$35,941.1			$260.0

2004: Individual Investments	$2,015.5	$15,500.6			$87.5
Retirement Plans	301.7	10,139.8			—
Individual Protection	1,244.1	5,430.5			182.9
Corporate and Other	(144.7)	5,312.2			—

Total	$3,416.6	$36,383.1			$270.4

2003: Individual Investments	$1,984.0	$15,127.3			$89.8
Retirement Plans	301.1	9,501.7			—
Individual Protection	1,174.9	5,157.8			190.0
Corporate and Other	(240.7)	5,592.3			—

Total	$3,219.3	$35,379.1			$279.8

Column A	Column G	Column H	Column I	Column J	Column K
Year: Segment	Net investment income[2]	Benefits, claims, losses and settlement expenses	Amortization of deferred policy acquisition costs	Other operating expenses[2]	Premiums written
2005: Individual Investments	$822.4	$706.8	$329.1	193.1
Retirement Plans	642.9	444.8	47.2	181.8
Individual Protection	332.8	443.9	89.0	148.1
Corporate and Other	307.1	146.1	1.0	15.8

Total	$2,105.2	$1,741.6	$466.3	$538.8

2004: Individual Investments	$824.8	$710.4	$276.1	$210.0
Retirement Plans	627.9	435.5	39.6	184.5
Individual Protection	327.2	450.0	94.4	159.7
Corporate and Other	220.6	86.7	—	27.8

Total	$2,000.5	$1,682.6	$410.1	$582.0

2003: Individual Investments	$807.9	$758.0	$228.4	$172.9
Retirement Plans	640.2	443.2	45.6	178.9
Individual Protection	324.3	451.3	101.9	157.3
Corporate and Other	200.7	77.9	—	6.4

Total	$1,973.1	$1,730.4	$375.9	$515.5

[1]	Unearned premiums and other policy claims and benefits payable are included in Column C amounts.

[2]

Allocations of net investment income and certain operating expenses are based on numerous assumptions and estimates, and reported segment operating results would change if different methods were applied.

See accompanying report of independent registered public accounting firm.

NATIONWIDE LIFE INSURANCE COMPANY AND SUBSIDIARIES

(a wholly-owned subsidiary of Nationwide Financial Services, Inc.)

Schedule IV Reinsurance

As of December 31, 2005, 2004 and 2003 and for each of the years then ended (dollars in millions)

Column A	Column B	Column C	Column D	Column E	Column F
	Gross amount	Ceded to other companies	Assumed from other companies	Net amount	Percentage of amount assumed to net
2005
Life insurance in force	$142,622.2	$52,339.1	$10.6	$90,293.7	0.0%

Premiums:
Life insurance [1]	$311.5	$51.8	$0.3	$260.0	0.1%
Accident and health insurance	415.2	445.1	29.9	—	N/A

Total	$726.7	$496.9	$30.2	$260.0	11.6%

2004
Life insurance in force	$123,750.2	$46,866.2	$10.2	$76,894.2	0.0%

Premiums:
Life insurance [1]	$300.7	$30.6	$0.3	$270.4	0.1%
Accident and health insurance	312.7	345.1	32.4	—	N/A

Total	$613.4	$375.7	$32.7	$270.4	12.1%

2003
Life insurance in force	$118,953.1	$43,124.3	$13.0	$75,841.8	0.0%

Premiums:
Life insurance [1]	$298.3	$18.7	$0.3	$279.8	0.1%
Accident and health insurance	291.8	295.2	3.4	—	N/A

Total	$590.1	$313.9	$3.7	$279.8	1.3%

[1]	Primarily represents premiums from traditional life insurance and life-contingent immediate annuities and excludes deposits on investment products and universal life insurance products.

See accompanying report of independent registered public accounting firm.

NATIONWIDE LIFE INSURANCE COMPANY AND SUBSIDIARIES

(a wholly-owned subsidiary of Nationwide Financial Services, Inc.)

Schedule V Valuation and Qualifying Accounts

Years ended December 31, 2005, 2004 and 2003 (in millions)

Column A	Column B	Column C			Column D	Column E
Description	Balance at beginning of period	Charged (credited) to costs and expenses		Charged to other accounts	Deductions[1]	Balance at end of period
2005
Valuation allowances - mortgage loans on real estate	$33.3	$1.6		$—	$3.8	$31.1

2004
Valuation allowances - mortgage loans on real estate	$29.1	$7.5		$—	$3.3	$33.3

2003
Valuation allowances - mortgage loans on real estate	$43.4	$(10.5	) [2]	$—	$3.8	$29.1

[1]	Amounts represent transfers to real estate owned and recoveries.

[2]	Amount includes a $12.1 million reduction of the allowance due to revision of the calculation methodology.

See accompanying report of independent registered public accounting firm.