Form 10-Q
period 2006-03-31
NATIONWIDE LIFE INSURANCE CO
filed 2006-05-05
CIK 205695

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2006

or

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

Yes ☐    No ☒

No established published trading market exists for the registrant’s common stock, par value $1.00 per share. As of April 28, 2006, 3,814,779 shares of the registrant’s common stock were outstanding, all of which are held by Nationwide Financial Services, Inc.

The Registrant meets the conditions set forth in General Instruction H(1)(a) and (b) of Form 10-Q and is therefore filing this Form in the reduced disclosure format.

NATIONWIDE LIFE INSURANCE COMPANY AND SUBSIDIARIES

FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2006

PART I – FINANCIAL INFORMATION

ITEM 1 Condensed Consolidated Financial Statements

NATIONWIDE LIFE INSURANCE COMPANY AND SUBSIDIARIES

(a wholly-owned subsidiary of Nationwide Financial Services, Inc.)

Condensed Consolidated Statements of Income

(Unaudited)

(in millions)

	Three months ended March 31,
	2006	2005
Revenues:
Policy charges	$275.3	$261.8
Life insurance premiums	77.0	64.6
Net investment income	517.0	517.1
Net realized (losses) gains on investments, hedging instruments and hedged items	(6.6)	22.7
Other	0.8	2.5

Total revenues	863.5	868.7

Benefits and expenses:
Interest credited to policyholder account values	329.9	322.0
Other benefits and claims	104.1	89.6
Policyholder dividends on participating policies	7.6	9.7
Amortization of deferred policy acquisition costs	116.6	119.6
Interest expense on debt, primarily with Nationwide Financial Services, Inc.	16.6	15.4
Other operating expenses	133.5	134.7

Total benefits and expenses	708.3	691.0

Income from continuing operations before federal income tax expense	155.2	177.7
Federal income tax expense	31.0	46.3

Net income	$124.2	$131.4

See accompanying notes to condensed consolidated financial statements,

including Note 6 which describes related party transactions.

NATIONWIDE LIFE INSURANCE COMPANY AND SUBSIDIARIES

(a wholly-owned subsidiary of Nationwide Financial Services, Inc.)

Condensed Consolidated Balance Sheets

(in millions, except per share amounts)

	March 31, 2006	December 31, 2005
	(Unaudited)
Assets
Investments:
Securities available-for-sale, at fair value:
Fixed maturity securities (cost $25,851.5 in 2006; $26,958.9 in 2005)	$25,684.3	$27,198.1
Equity securities (cost $33.2 in 2006; $35.1 in 2005)	42.0	42.1
Mortgage loans on real estate, net	8,377.9	8,458.9
Real estate, net	85.0	84.9
Policy loans	609.8	604.7
Other long-term investments	639.8	641.5
Short-term investments, including amounts managed by a related party	2,397.3	1,596.6

Total investments	37,836.1	38,626.8
Cash	0.6	0.9
Accrued investment income	345.4	344.0
Deferred policy acquisition costs	3,705.2	3,597.9
Other assets	1,832.1	1,699.1
Assets held in separate accounts	63,573.7	62,689.8

Total assets	$107,293.1	$106,958.5

Liabilities and Shareholder’s Equity
Liabilities:
Future policy benefits and claims	$35,780.4	$35,941.1
Short-term debt	137.4	242.3
Long-term debt, payable to NFS	700.0	700.0
Other liabilities	2,957.9	3,130.1
Liabilities related to separate accounts	63,573.7	62,689.8

Total liabilities	103,149.4	102,703.3

Shareholder’s equity:
Common stock, $1 par value; authorized - 5.0 shares; issued and outstanding - 3.8 shares	3.8	3.8
Additional paid-in capital	274.4	274.4
Retained earnings	3,937.6	3,883.4
Accumulated other comprehensive (loss) income	(72.1)	93.6

Total shareholder’s equity	4,143.7	4,255.2

Total liabilities and shareholder’s equity	$107,293.1	$106,958.5

See accompanying notes to condensed consolidated financial statements,

including Note 6 which describes related party transactions.

NATIONWIDE LIFE INSURANCE COMPANY AND SUBSIDIARIES

(a wholly-owned subsidiary of Nationwide Financial Services, Inc.)

Condensed Consolidated Statements of Changes in Shareholder’s Equity

Three Months Ended March 31, 2006 and 2005

(Unaudited)

(in millions)

	Common stock	Additional paid-in capital	Retained earnings	Accumulated other comprehensive income (loss)	Total shareholder’s equity
Balance as of December 31, 2004	$3.8	$274.4	$3,543.9	$393.8	$4,215.9

Comprehensive loss:
Net income	—	—	131.4	—	131.4
Other comprehensive loss on securities available-for-sale	—	—	—	(194.8)	(194.8)
Other comprehensive income on cash flow hedges	—	—	—	3.8	3.8

Total comprehensive loss					(59.6)

Dividends to NFS	—	—	(25.0)	—	(25.0)
Other			0.1	—	0.1

Balance as of March 31, 2005	$3.8	$274.4	$3,650.4	$202.8	$4,131.4

Balance as of December 31, 2005	$3.8	$274.4	$3,883.4	$93.6	$4,255.2

Comprehensive loss:
Net income	—	—	124.2	—	124.2
Other comprehensive loss on securities available-for-sale	—	—	—	(174.2)	(174.2)
Other comprehensive income on cash flow hedges	—	—	—	8.5	8.5

Total comprehensive loss					(41.5)

Dividends to NFS	—	—	(70.0)	—	(70.0)

Balance as of March 31, 2006	$3.8	$274.4	$3,937.6	$(72.1)	$4,143.7

See accompanying notes to condensed consolidated financial statements,

including Note 6 which describes related party transactions.

NATIONWIDE LIFE INSURANCE COMPANY AND SUBSIDIARIES

(a wholly-owned subsidiary of Nationwide Financial Services, Inc.)

Condensed Consolidated Statements of Cash Flows

(Unaudited)

(in millions)

	Three months ended March 31,
	2006	2005
Cash flows from operating activities:
Net income	$124.2	$131.4
Adjustments to reconcile net income to net cash provided by operating activities:
Net realized losses (gains) on investments, hedging instruments and hedged items	6.6	(22.7)
Interest credited to policyholder account values	329.9	322.0
Capitalization of deferred policy acquisition costs	(129.4)	(119.9)
Amortization of deferred policy acquisition costs	116.6	119.6
Amortization and depreciation	15.6	13.5
(Increase) decrease in other assets	(182.9)	110.8
Increase in policy and other liabilities	161.2	27.6
Other, net	3.3	2.1

Net cash provided by operating activities	445.1	584.4

Cash flows from investing activities:
Proceeds from maturity of securities available-for-sale	1,200.4	1,556.4
Proceeds from sale of securities available-for-sale	983.5	847.8
Proceeds from repayments of mortgage loans on real estate, policy loans and sale of other invested assets	649.1	415.3
Cost of securities available-for-sale acquired	(1,145.3)	(2,525.4)
Cost of mortgage loans on real estate originated or acquired	(577.7)	(250.2)
Net increase in short-term investments	(785.1)	(186.2)
Collateral (paid) received - securities lending, net	(128.9)	129.5
Other, net	1.9	128.2

Net cash provided by investing activities	197.9	115.4

Cash flows from financing activities:
Net decrease in short-term debt	(104.9)	(48.0)
Cash dividends paid to NFS	(70.0)	(25.0)
Investment and universal life insurance product deposits	590.6	534.8
Investment and universal life insurance product withdrawals	(1,059.0)	(1,176.9)

Net cash used in financing activities	(643.3)	(715.1)

Net decrease in cash	(0.3)	(15.3)
Cash, beginning of period	0.9	15.5

Cash, end of period	$0.6	$0.2

See accompanying notes to condensed consolidated financial statements,

including Note 6 which describes related party transactions.

NATIONWIDE LIFE INSURANCE COMPANY AND SUBSIDIARIES

(a wholly-owned subsidiary of Nationwide Financial Services, Inc.)

Notes to Condensed Consolidated Financial Statements (Unaudited)

March 31, 2006 and 2005

(1)	Basis of Presentation

The accompanying condensed consolidated financial statements of Nationwide Life Insurance Company and subsidiaries (NLIC, or collectively, the Company) have been prepared in accordance with U.S. generally accepted accounting principles (GAAP) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all information and footnotes required by GAAP for complete financial statements. The financial information included herein reflects all adjustments (all of which are normal and recurring in nature) which are, in the opinion of management, necessary for a fair presentation of financial position and results of operations. Operating results for all periods presented are not necessarily indicative of the results that may be expected for the full year. All significant intercompany balances and transactions have been eliminated. The accompanying condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and related notes for the year ended December 31, 2005 included in the Company’s 2005 Annual Report on Form 10-K.

The preparation of financial statements in accordance with GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements. Actual results could differ significantly from those estimates.

Certain items in the condensed consolidated financial statements and related notes have been reclassified to conform to the current presentation.

(2)	Summary of Significant Accounting Policies

A complete summary of the Company’s significant accounting policies is included in Note 2 to the audited consolidated financial statements included in the Company’s 2005 Annual Report on Form 10-K. During the quarter ended March 31, 2006, there have been no material changes to these policies.

(3)	Recently Issued Accounting Standards

On March 17, 2006, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 156, Accounting for Servicing of Financial Assets (SFAS 156). SFAS 156 amends SFAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities (SFAS 140). SFAS 156 addresses the recognition and measurement of separately recognized servicing assets and liabilities and provides an approach to simplify efforts to obtain hedge-like (offset) accounting. SFAS 156 is effective for all separately recognized servicing assets and liabilities acquired or issued after the beginning of an entity’s fiscal year that begins after September 15, 2006, with early adoption permitted. The Company plans to adopt SFAS 156 effective January 1, 2007. SFAS 156 is not expected to have a material impact on the Company’s financial position or results of operations upon adoption.

On February 16, 2006, the FASB issued SFAS No. 155, Accounting for Certain Hybrid Financial Instruments (SFAS 155). SFAS 155 amends SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities (SFAS 133), and SFAS 140. SFAS 155 also resolves issues addressed in SFAS 133 Implementation Issue No. D1, Application of Statement 133 to Beneficial Interests in Securitized Financial Assets. In summary, SFAS 155: (1) permits an entity to make an irrevocable election to measure any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation at fair value in its entirety; (2) clarifies which interest-only strips and principal-only strips are not subject to the requirements of SFAS 133; (3) establishes a requirement to evaluate interests in securitized financial assets to identify interests that are freestanding derivatives or that are hybrid financial instruments that contain an embedded derivative requiring bifurcation; (4) clarifies that concentrations of credit risk in the form of subordination are not embedded derivatives; and (5) amends SFAS 140 to eliminate the prohibition on a qualifying special purpose entity holding a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument. SFAS 155 is effective for all financial instruments acquired or issued after the beginning of an entity’s first fiscal year that begins after September 15, 2006. Earlier adoption is permitted as of the beginning of an entity’s fiscal year, provided the entity has not yet issued financial statements, including financial statements for any interim period for that fiscal year. Provisions of SFAS 155 may be applied to instruments that an entity holds at the date of adoption on an instrument-by-instrument basis. The Company elected to early adopt SFAS 155 as of January 1, 2006. There has been no impact on the Company’s financial position and/or results of operations as a result of this adoption.

NATIONWIDE LIFE INSURANCE COMPANY AND SUBSIDIARIES

(a wholly-owned subsidiary of Nationwide Financial Services, Inc.)

Notes to Condensed Consolidated Financial Statements (Unaudited), Continued

March 31, 2006 and 2005

In September 2005, the Accounting Standards Executive Committee of the American Institute of Certified Public Accountants (AICPA) issued Statement of Position (SOP) 05-1, Accounting by Insurance Enterprises for Deferred Acquisition Costs in Connection with Modifications or Exchanges of Insurance Contracts (SOP 05-1). SOP 05-1 provides guidance on accounting by insurance enterprises for deferred acquisition costs on internal replacements of insurance and investment contracts other than those specifically described in SFAS No. 97, Accounting and Reporting by Insurance Enterprises for Certain Long-Duration Contracts and for Realized Gains and Losses from the Sale of Investments, issued by the FASB. SOP 05-1 defines an internal replacement as a modification in product benefits, features, rights or coverages that occurs as a result of the exchange of a contract for a new contract, or by amendment, endorsement or rider to a contract, or by the election of a new feature or coverage within a contract. SOP 05-1 is effective for internal replacements occurring in fiscal years beginning after December 15, 2006, with earlier adoption encouraged. Retrospective application of SOP 05-1 to previously issued financial statements is not permitted. Initial application of SOP 05-1 is required as of the beginning of an entity’s fiscal year. The Company will adopt SOP 05-1 effective January 1, 2007. Although the Company is currently unable to quantify the impact of adoption, SOP 05-1 could have a material impact on the Company’s financial position and/or results of operations.

In May 2005, the FASB issued SFAS No. 154, Accounting Changes and Error Corrections (SFAS 154), which replaces Accounting Principles Board (APB) Opinion No. 20, Accounting Changes, and SFAS No. 3, Reporting Accounting Changes in Interim Financial Statements. SFAS 154 applies to all voluntary changes in accounting principle as well as to changes required by an accounting pronouncement in the unusual instance that the pronouncement does not include specific transition provisions. SFAS 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005, with earlier adoption permitted. The Company adopted SFAS 154 effective January 1, 2006. SFAS 154 has not had any impact on the Company’s financial position or results of operations since adoption.

NATIONWIDE LIFE INSURANCE COMPANY AND SUBSIDIARIES

(a wholly-owned subsidiary of Nationwide Financial Services, Inc.)

Notes to Condensed Consolidated Financial Statements (Unaudited), Continued

March 31, 2006 and 2005

(4)	Comprehensive Loss

The Company’s comprehensive loss for the periods presented includes net income and certain items that are reported directly within separate components of shareholder’s equity that are not recorded in net income (other comprehensive income or loss). The following table summarizes the Company’s other comprehensive loss, before and after federal income tax benefit, for the periods indicated:

	Three months ended March 31,
(in millions)	2006	2005
Net unrealized losses on securities available-for-sale arising during the period:
Net unrealized losses before adjustments	$(409.7)	$(409.7)
Net adjustment to deferred policy acquisition costs	94.5	127.5
Net adjustment to future policy benefits and claims	42.1	4.7
Related federal income tax benefit	95.6	97.1

Net unrealized losses	(177.5)	(180.4)

Reclassification adjustment for net realized gains (losses) on securities available-for-sale realized during the period:
Net unrealized gains (losses)	5.1	(22.2)
Related federal income tax (expense) benefit	(1.8)	7.8

Net reclassification adjustment	3.3	(14.4)

Other comprehensive loss on securities available-for-sale	(174.2)	(194.8)

Accumulated net holding gains on cash flow hedges:
Unrealized holding gains	13.1	5.8
Related federal income tax expense	(4.6)	(2.0)

Other comprehensive income on cash flow hedges	8.5	3.8

Total other comprehensive loss	$(165.7)	$(191.0)

Adjustments for net realized gains and losses on the ineffective portion of cash flow hedges were immaterial during the three months ended March 31, 2006 and 2005.

(5)	Pension Plans

The Company and certain affiliated companies participate in a defined benefit pension plan sponsored by Nationwide Mutual Insurance Company (NMIC). The Company funds pension costs accrued for direct employees plus an allocation of pension costs accrued for employees of affiliates whose work benefits the Company.

NATIONWIDE LIFE INSURANCE COMPANY AND SUBSIDIARIES

(a wholly-owned subsidiary of Nationwide Financial Services, Inc.)

Notes to Condensed Consolidated Financial Statements (Unaudited), Continued

March 31, 2006 and 2005

The following table summarizes the components of net periodic benefit cost for the NMIC pension plan as a whole, including amounts not related to the Company, for the periods indicated:

	Three months ended March 31,
(in millions)	2006	2005
Service cost	$40.0	$34.0
Interest cost	36.8	34.2
Expected return on plan assets	(52.0)	(42.5)
Recognized net actuarial loss	1.7	1.7
Amortization of prior service cost	4.7	1.1
Amortization of unrecognized transition asset	—	(0.3)

Net periodic benefit cost	$31.2	$28.2

NMIC and all participating employers, including the Company, expect to contribute $120.0 million to the pension plan during 2006. Through March 31, 2006, $30.0 million had been contributed, all by NMIC. Additional contributions to the plan totaling $90.0 million are anticipated for the remainder of the year, including $16.2 million by the Company. Tax planning strategies influence the timing of plan contributions.

(6)	Related Party Transactions

The Company has entered into significant, recurring transactions and agreements with NMIC, other affiliates and subsidiaries as a part of its ongoing operations. These include annuity and life insurance contracts, office space leases, and agreements related to reinsurance, cost sharing, administrative services, marketing, intercompany loans, intercompany repurchases, cash management services and software licensing. These transactions and agreements are described more fully in Note 16 to the audited consolidated financial statements included in the Company’s 2005 Annual Report on Form 10-K. During the quarter ended March 31, 2006, there have been no material changes to the nature and terms of these transactions and agreements.

(7)	Contingencies

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

NATIONWIDE LIFE INSURANCE COMPANY AND SUBSIDIARIES

(a wholly-owned subsidiary of Nationwide Financial Services, Inc.)

Notes to Condensed Consolidated Financial Statements (Unaudited), Continued

March 31, 2006 and 2005

The financial services industry, including mutual fund, variable annuity, life insurance and distribution companies, has also been the subject of increasing scrutiny by regulators, legislators and the media over the past few years. Numerous regulatory agencies, including the United States Securities and Exchange Commission (SEC), the National Association of Securities Dealers and the New York State Attorney General, have commenced industry-wide investigations regarding late trading and market timing in connection with mutual funds and variable insurance contracts, and have commenced enforcement actions against some mutual fund and life insurance companies on those issues. The Company has been contacted by or received subpoenas from the SEC and the New York State Attorney General, who are investigating market timing in certain mutual funds offered in insurance products sponsored by the Company. The Company has cooperated with these investigations. Information requests from the New York State Attorney General and the SEC with respect to investigations into late trading and market timing were last responded to by the Company and its affiliates in December 2003 and June 2005, respectively, and no further information requests have been received with respect to these matters.

In addition, state and federal regulators have commenced investigations or other proceedings relating to compensation and bidding arrangements and possible anti-competitive activities between insurance producers and brokers and issuers of insurance products, and unsuitable sales and replacements by producers on behalf of the issuer. Also under investigation are compensation and revenue sharing arrangements between the issuers of variable insurance contracts and mutual funds or their affiliates, the use of side agreements and finite reinsurance agreements, and funding agreements issued to back medium-term note (MTN) programs. Related investigations and proceedings may be commenced in the future. The Company and/or its affiliates have been contacted by or received subpoenas from state and federal regulatory agencies, state securities law regulators and state attorneys general for information relating to these investigations into compensation, revenue sharing and bidding arrangements, anti-competitive activities, unsuitable sales or replacement practices, the use of side agreements and finite reinsurance agreements, and funding agreements backing the NLIC MTN program. The Company is cooperating with regulators in connection with these inquiries and will cooperate with NMIC in responding to these inquiries to the extent that any inquiries encompass NMIC’s operations.

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

On February 11, 2005, NLIC was named in a class action lawsuit filed in Common Pleas Court, Franklin County, Ohio entitled Michael Carr v. Nationwide Life Insurance Company. The complaint seeks recovery for breach of contract, fraud by omission, violation of the Ohio Deceptive Trade Practices Act and unjust enrichment. The complaint also seeks unspecified compensatory damages, disgorgement of all amounts in excess of the guaranteed maximum annual premium and attorneys’ fees. On February 2, 2006, the court granted the plaintiff’s motion for class certification on the breach of contract and unjust enrichment claims. The court certified a class consisting of all residents of the United States and the Virgin Islands who, during the class period (from February 10, 1990 through February 2, 2006), paid premiums on a modal basis to NLIC for term life insurance policies issued by NLIC during the class period that provide for guaranteed maximum premiums, excluding certain specified products and policy forms. NLIC intends to defend this lawsuit vigorously.

NATIONWIDE LIFE INSURANCE COMPANY AND SUBSIDIARIES

(a wholly-owned subsidiary of Nationwide Financial Services, Inc.)

Notes to Condensed Consolidated Financial Statements (Unaudited), Continued

March 31, 2006 and 2005

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

On October 31, 2003, NLIC and Nationwide Life and Annuity Insurance Company (NLAIC) were named in a lawsuit seeking class action status filed in the United States District Court for the District of Arizona entitled Robert Helman et al v. Nationwide Life Insurance Company et al. The suit challenges the sale of deferred annuity products for use as investments in tax-deferred contributory retirement plans. On April 8, 2004, the plaintiff filed an amended class action complaint on behalf of all persons who purchased an individual variable deferred annuity contract or a certificate to a group variable annuity contract issued by NLIC or NLAIC which were allegedly used to fund certain tax-deferred retirement plans. The amended class action complaint seeks unspecified compensatory damages. NLIC and NLAIC filed a motion to dismiss the complaint on May 24, 2004. On July 27, 2004, the court granted the motion to dismiss. The plaintiff has appealed that dismissal to the United States Court of Appeals for the Ninth Circuit. Oral argument is scheduled for May 15, 2006. NLIC and NLAIC intend to defend this lawsuit vigorously.

NATIONWIDE LIFE INSURANCE COMPANY AND SUBSIDIARIES

(a wholly-owned subsidiary of Nationwide Financial Services, Inc.)

Notes to Condensed Consolidated Financial Statements (Unaudited), Continued

March 31, 2006 and 2005

On August 15, 2001, the Company was named in a lawsuit filed in the United States District Court for the District of Connecticut entitled Lou Haddock, as trustee of the Flyte Tool & Die, Incorporated Deferred Compensation Plan, et al v. Nationwide Financial Services, Inc. and Nationwide Life Insurance Company. The plaintiffs first amended their complaint on September 5, 2001 to include class action allegations and have subsequently amended their complaint four times. As amended, in the current complaint, filed March 21, 2006, the plaintiffs seek to represent a class of qualified retirement plans under the Employee Retirement Income Security Act of 1974, as amended (ERISA), that purchased variable annuities from NLIC. The plaintiffs allege that they invested ERISA plan assets in their variable annuity contracts and that the Company breached ERISA fiduciary duties by allegedly accepting service payments from certain mutual funds. The complaint seeks disgorgement of some or all of the payments allegedly received by the Company, other unspecified relief for restitution, declaratory and injunctive relief, and attorneys’ fees. On December 13, 2001, the plaintiffs filed a motion for class certification. The plaintiffs filed a supplement to that motion on September 19, 2003. The Company opposed that motion on December 24, 2003. On July 6, 2004, the Company filed a Revised Memorandum in Support of Summary Judgment. The Company’s motion for summary judgment was denied with respect to all claims on February 24, 2006. On March 7, 2006, the plaintiffs’ motion for class certification was denied without prejudice. On April 20, 2006, the Company filed a motion to dismiss the plaintiff’s fifth amended complaint. The Company intends to defend this lawsuit vigorously.

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

A significant component of the tax reserve is related to the separate account dividends received deduction (DRD). The Company has not reached any final agreements with the IRS with respect to the DRD, but resolution is expected in 2006. However, there can be no assurance that any such agreements will be reached. Resolution of the separate account DRD and/or other identified issues, if and when reached, could result in a potentially significant adjustment to the Company’s future results of operations.

(8)	Guarantees

Since 2001, the Company has sold $626.1 million of credit enhanced equity interests in Low-Income-Housing Tax Credit Funds (Tax Credit Funds) to unrelated third parties. The Company has guaranteed cumulative after-tax yields to the third party investors ranging from 3.75% to 5.25% over periods ending between 2002 and 2022. As of March 31, 2006, the Company held guarantee reserves totaling $6.3 million on these transactions. These guarantees are in effect for periods of approximately 15 years each. The Tax Credit Funds provide a stream of tax benefits to the investors that will generate a yield and return of capital. If the tax benefits are not sufficient to provide these cumulative after-tax yields, then the Company must fund any shortfall, which is mitigated by stabilization collateral set aside by the Company at the inception of the transactions. The maximum amount of undiscounted future payments that the Company could be required to pay the investors under the terms of the guarantees is $1.54 billion. The Company does not anticipate making any payments related to these guarantees.

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

NATIONWIDE LIFE INSURANCE COMPANY AND SUBSIDIARIES

(a wholly-owned subsidiary of Nationwide Financial Services, Inc.)

Notes to Condensed Consolidated Financial Statements (Unaudited), Continued

March 31, 2006 and 2005

(9)	Variable Interest Entities

As of March 31, 2006 and December 31, 2005, the Company had relationships with 19 variable interest entities (VIEs) in which the Company was the primary beneficiary. Each of these VIEs is a conduit that assists the Company in structured product transactions. One of the VIEs is used in the securitization of mortgage loans, while the others are involved in the sale of Tax Credit Funds to third party investors for which the Company provides guaranteed returns (see Note 8). The results of operations and financial position of these VIEs are included along with corresponding minority interest liabilities in the accompanying condensed consolidated financial statements.

The net assets of these VIEs totaled $445.3 million and $440.6 million as of March 31, 2006 and December 31, 2005, respectively. The following table summarizes the components of net assets as of the dates indicated:

(in millions)	March 31, 2006	December 31, 2005
Mortgage loans on real estate	$9.9	$31.5
Other long-term investments	471.9	478.6
Short-term investments	41.6	42.3
Other assets	40.7	41.3
Short-term debt	(10.6)	(32.6)
Other liabilities	(108.2)	(120.5)

The Company’s total loss exposure from VIEs for which the Company is the primary beneficiary was immaterial as of March 31, 2006 and December 31, 2005 (except for the impact of guarantees disclosed in Note 8). For the mortgage loan VIE, to which the short-term debt relates, the creditors have no recourse against the Company in the event of default by the VIE.

In addition to the VIEs described above, the Company holds variable interests, in the form of limited partnerships or similar investments, in a number of Tax Credit Funds for which the Company is not the primary beneficiary. These investments have been held by the Company for periods of 1 to 10 years and allow the Company to experience certain tax credits and other tax benefits from affordable housing projects. The Company also has certain investments in other securitization transactions that qualify as VIEs, but for which the Company is not the primary beneficiary. The total exposure to loss on these VIEs was $55.2 million and $53.9 million as of March 31, 2006 and December 31, 2005, respectively.

(10)	Segment Information

Management views the Company’s business primarily based on its underlying products and uses this basis to define its four reportable segments: Individual Investments, Retirement Plans, Individual Protection, and Corporate and Other.

The primary segment profitability measure that management uses is pre-tax operating earnings, which is calculated by adjusting income from continuing operations before federal income taxes to exclude: (1) net realized gains and losses on investments, hedging instruments and hedged items, except for periodic net coupon settlements on non-qualifying derivatives; (2) net realized gains and losses related to securitizations; and (3) the adjustment to amortization of deferred policy acquisition costs (DAC) related to net realized gains and losses.

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

NATIONWIDE LIFE INSURANCE COMPANY AND SUBSIDIARIES

(a wholly-owned subsidiary of Nationwide Financial Services, Inc.)

Notes to Condensed Consolidated Financial Statements (Unaudited), Continued

March 31, 2006 and 2005

Retirement Plans

The Retirement Plans segment is comprised of the Company’s private and public sector retirement plans business. The private sector includes Internal Revenue Code (IRC) Section 401 and Section 403 business, and the public sector includes IRC Section 457 and Section 401(a) business, both in the form of fixed and variable group annuities.

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

NATIONWIDE LIFE INSURANCE COMPANY AND SUBSIDIARIES

(a wholly-owned subsidiary of Nationwide Financial Services, Inc.)

Notes to Condensed Consolidated Financial Statements (Unaudited), Continued

March 31, 2006 and 2005

The following tables summarize the Company’s business segment operating results for the periods indicated:

	Three months ended March 31, 2006
(in millions)	Individual Investments	Retirement Plans	Individual Protection	Corporate and Other	Total
Revenues:
Policy charges	$141.9	$35.7	$97.7	$—	$275.3
Life insurance premiums	31.5	—	45.5	—	77.0
Net investment income	194.8	159.8	80.9	81.5	517.0
Net realized losses on investments, hedging instruments and hedged items[1]	—	—	—	(7.2)	(7.2)
Other	0.4	—	—	1.0	1.4

Total revenues	368.6	195.5	224.1	75.3	863.5

Benefits and expenses:
Interest credited to policyholder account values	130.3	110.6	43.4	45.6	329.9
Other benefits and claims	40.5	—	63.6	—	104.1
Policyholder dividends on participating policies	—	—	7.6	—	7.6
Amortization of DAC	97.6	10.0	14.1	(5.1)	116.6
Interest expense on debt	—	—	—	16.6	16.6
Other operating expenses	46.6	43.8	41.0	2.1	133.5

Total benefits and expenses	315.0	164.4	169.7	59.2	708.3

Income from continuing operations before federal income tax expense	53.6	31.1	54.4	16.1	$155.2

Net realized losses on investments, hedging instruments and hedged items[1]	—	—	—	7.2
Adjustment to amortization of DAC related to net realized gains	—	—	—	(5.1)

Pre-tax operating earnings	$53.6	$31.1	$54.4	$18.2

[1]	Excluding periodic net coupon settlements on non-qualifying derivatives.

NATIONWIDE LIFE INSURANCE COMPANY AND SUBSIDIARIES

(a wholly-owned subsidiary of Nationwide Financial Services, Inc.)

Notes to Condensed Consolidated Financial Statements (Unaudited), Continued

March 31, 2006 and 2005

	Three months ended March 31, 2005
(in millions)	Individual Investments	Retirement Plans	Individual Protection	Corporate and Other	Total
Revenues:
Policy charges	$130.7	$37.1	$94.0	$—	$261.8
Life insurance premiums	20.6	—	44.0	—	64.6
Net investment income	205.1	161.9	83.7	66.4	517.1
Net realized gains on investments, hedging instruments and hedged items[1]	—	—	—	22.8	22.8
Other	0.1	0.2	—	2.1	2.4

Total revenues	356.5	199.2	221.7	91.3	868.7

Benefits and expenses:
Interest credited to policyholder account values	138.7	109.3	43.5	30.5	322.0
Other benefits and claims	31.6	—	58.0	—	89.6
Policyholder dividends on participating policies	—	—	9.7	—	9.7
Amortization of DAC	82.6	12.3	23.1	1.6	119.6
Interest expense on debt	—	—	—	15.4	15.4
Other operating expenses	45.2	45.8	35.2	8.5	134.7

Total benefits and expenses	298.1	167.4	169.5	56.0	691.0

Income from continuing operations before federal income tax expense	58.4	31.8	52.2	35.3	$177.7

Net realized gains on investments, hedging instruments and hedged items[1]	—	—	—	(22.8)
Adjustment to the amortization of DAC related to net realized gains	—	—	—	1.6

Pre-tax operating earnings	$58.4	$31.8	$52.2	$14.1

[1]	Excluding periodic net coupon settlements on non-qualifying derivatives.

ITEM 2 MANAGEMENT’S NARRATIVE ANALYSIS OF THE RESULTS OF OPERATIONS

Forward-Looking Information

The information included herein contains certain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 with respect to the results of operations and businesses of Nationwide Life Insurance Company and subsidiaries (NLIC, or collectively, the Company). Whenever used in this report, words such as “anticipate,” “estimate,” “expect,” “intend,” “plan,” “believe,” “project,” “target,” and other words of similar meaning are intended to identify such forward-looking statements. These forward-looking statements involve certain risks and uncertainties. Factors that may cause actual results to differ materially from those contemplated or projected, forecast, estimated or budgeted in such forward-looking statements include, among others, the following possibilities:

(i)

The potential impact on the Company’s reported net income and related disclosures that could result from the adoption of certain accounting and/or financial reporting standards issued by the Financial Accounting Standards Board, the United States Securities and Exchange Commission (SEC) or other standard-setting bodies;

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

(viii)

Changes in interest rates and the equity markets causing a reduction of investment income and/or asset fees; an acceleration of the amortization of deferred policy acquisition costs (DAC), a reduction in separate account assets or a reduction in the demand for the Company’s products;

(ix)

Reduction in the value of the Company’s investment portfolio as a result of changes in interest rates and yields in the market as well as geopolitical conditions and the impact of political, regulatory, judicial, economic or financial events, including terrorism, affecting the market generally and companies in the Company’s investment portfolio specifically;

(x)	General economic and business conditions which are less favorable than expected;

(xi)	Competitive, regulatory or tax changes that affect the cost of, or demand for, the Company’s products;

(xii)	Unanticipated changes in industry trends and ratings assigned by nationally recognized rating organizations;

(xiii)	Settlement of tax liabilities for amounts that differ significantly from those recorded on the balance sheets;

(xiv)

Deviations from assumptions regarding future persistency, mortality (including as a result of the outbreak of a pandemic illness, such as Avian Flu), morbidity and interest rates used in calculating reserve amounts and in pricing the Company’s products; and

(xv)	Adverse litigation results and/or resolution of litigation and/or arbitration or investigation results.

Overview

The following analysis of condensed consolidated results of operations and financial condition of the Company should be read in conjunction with the condensed consolidated financial statements and related notes included elsewhere herein.

The Company is a member of the Nationwide group of companies, which is comprised of Nationwide Mutual Insurance Company (NMIC) and all of its subsidiaries and affiliates.

All of the outstanding shares of NLIC’s common stock are owned by Nationwide Financial Services, Inc. (NFS), a holding company formed by Nationwide Corporation, a majority-owned subsidiary of NMIC.

Wholly-owned subsidiaries of NLIC include Nationwide Life and Annuity Insurance Company (NLAIC) and Nationwide Investment Services Corporation (NISC). NLAIC offers universal life insurance, variable universal life insurance, corporate-owned life insurance (COLI) and individual annuity contracts on a non-participating basis. NISC is a registered broker/dealer.

The Company is a leading provider of long-term savings and retirement products in the United States of America (U.S.). The Company develops and sells a diverse range of products including individual annuities, private and public group retirement plans, other investment products sold to institutions, life insurance and advisory services. The Company sells its products through a diverse distribution network. Unaffiliated entities that sell the Company’s products to their own customer bases include independent broker/dealers, financial institutions, wirehouse and regional firms, pension plan administrators, and life insurance specialists. Representatives of affiliates who market products directly to a customer base include Nationwide Retirement Solutions, Inc. (NRS), Nationwide Financial Network (NFN) producers and TBG Insurance Services Corporation d/b/a TBG Financial (TBG Financial). The Company also distributes products through the NMIC agency distribution force.

Business Segments

See Part 1 – Financial Information, Item 1 – Condensed Consolidated Financial Statements, Note 10 –- Segment Information for a discussion of reportable segments, including the components of each segment.

The following table summarizes pre-tax operating earnings by segment for the periods indicated:

	Three months ended March 31
(in millions)	2006	2005	Change
Individual Investments	$53.6	$58.4	(8%)
Retirement Plans	31.1	31.8	(2%)
Individual Protection	54.4	52.2	4%
Corporate and Other	18.2	14.1	29%

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

Management makes decisions concerning the sale of invested assets based on a variety of market, business, tax and other factors. All realized gains and losses generated by these sales, charges related to other-than-temporary impairments of available-for-sale securities and other investments, and changes in the allowance for losses on mortgage loans on real estate are reported in realized gains and losses on investments, hedging instruments and hedged items. Also included are changes in the fair values of derivatives qualifying as fair value hedges and the related changes in the fair values of hedged items; the ineffective, or excluded, portion of cash flow hedges; changes in the fair values of derivatives that do not qualify for hedge accounting treatment; and periodic net coupon settlements on non-qualifying derivatives.

The Company’s primary expenses include interest credited to policyholder account values, other benefits and claims, amortization of DAC and general business operating expenses. Interest credited principally relates to individual and group fixed annuities, funding agreements backing the NLIC MTN program and certain life insurance products. Other benefits and claims include policyholder benefits in excess of policyholder account values for universal life and individual deferred annuities and net claims and provisions for future policy benefits for traditional life insurance products and immediate annuities.

Profitability

The Company’s profitability largely depends on its ability to effectively price and manage risk on its various products, administer customer funds and control operating expenses. Lapse rates on existing contracts also impact profitability.

In particular, the Company’s profitability is driven by fee income on separate account products, general and separate account asset levels and management’s ability to manage interest spread income. Interest spread income is comprised of net investment income, excluding any applicable allocated charges for invested capital, less interest credited to policyholder account values. Interest spread income can vary depending on crediting rates offered by the Company; performance of the investment portfolio, including the rate of prepayments; changes in market interest rates; the competitive environment; and other factors. In recent periods, management has taken actions to address low interest rate environments and the resulting impact on interest spread margins, including reducing commissions on fixed annuity sales, launching new products with new guaranteed rates, discontinuing the sale of its leading annual reset fixed annuities and invoking contractual provisions that limit the amount of variable annuity deposits allocated to the guaranteed fixed option. Also, the majority of new business now contains lower floor guarantees than were historically provided.

In addition, life insurance profits are significantly impacted by mortality, morbidity and persistency experience.

Critical Accounting Policies and Recently Issued Accounting Standards

The preparation of financial statements in accordance with United States generally accepted accounting principles (GAAP) requires management to make estimates and assumptions that affect the amounts reported in the financial statements. Actual results could differ significantly from those estimates.

The Company’s most critical estimates include those used to determine the following: the balance, recoverability and amortization of DAC for investment products and universal life insurance products; impairment losses on investments; valuation allowances for mortgage loans on real estate; federal income tax provisions; the liability for future policy benefits and claims; and pension benefits.

Note 2 to the audited consolidated financial statements included in the Company’s 2005 Annual Report on Form 10-K provides a summary of significant accounting policies. See Part 1 – Financial Information, Item 1 – Condensed Consolidated Financial Statements, Note 2 – Recently Issued Accounting Standards of this report for a discussion of recently issued accounting standards. The Company’s critical accounting policies have not changed materially from those disclosed in the Company’s 2005 Annual Report on Form 10-K.

Results of Operations

First Quarter – 2006 Compared to 2005

The following table summarizes the Company’s consolidated results of operations for the periods indicated:

	Three months ended March 31,
(in millions)	2006	2005	Change
Revenues:
Policy charges:
Asset fees	$162.1	$150.2	8%
Cost of insurance charges	69.6	66.6	5%
Administrative fees	24.2	24.3	—
Surrender fees	19.4	20.7	(6%)

Total policy charges	275.3	261.8	5%

Life insurance premiums	77.0	64.6	19%
Net investment income	517.0	517.1	—
Net realized gains on investments, hedging instruments and hedged items	(6.6)	22.7	NM
Other	0.8	2.5	(68%)

Total revenues	863.5	868.7	(1%)

Benefits and expenses:
Interest credited to policyholder account values	329.9	322.0	2%
Other benefits and claims	104.1	89.6	16%
Policyholder dividends on participating policies	7.6	9.7	(22%)
Amortization of DAC	116.6	119.6	(3%)
Interest expense, primarily with NFS	16.6	15.4	8%
Other operating expenses	133.5	134.7	(1%)

Total benefits and expenses	708.3	691.0	3%

Income from continuing operations before federal income tax expense	155.2	177.7	(13%)
Federal income tax expense	31.0	46.3	(33%)

Net income	$124.2	$131.4	(5%)

The decrease in net income primarily was driven by the recognition of net realized losses on investments, hedging instruments and hedged items in 2006 compared to net gains in the prior year and higher other benefits and claims. Increased assets fees and life insurance premiums partially offset the overall decline.

The Company recorded net realized losses on investments, hedging instruments and hedged items in the first quarter of 2006 primarily due to a significant decline in gross gains and an increase in gross losses on sales of fixed maturity securities. Due to the rising interest rate environment, the bond market was less favorable in the first quarter of 2006 compared to the same period a year ago.

The increase in other benefits and claims was driven by the Individual Investments segment due to significant growth in contracts with guaranteed minimum accumulation benefits (GMAB) and increased immediate annuity benefit product reserves due to growth in sales relative to a year ago.

Asset fees rose due to increases in both average separate account values and the average asset fee rate charged. The average variable asset fee rate increased to 1.36% from 1.30% in the prior year quarter as new business sold with higher-risk features and corresponding higher fee rates influenced the overall average rate.

The increase in life insurance premiums occurred primarily in the Individual Investments segment due to higher interest rates relative to a year ago, which created a favorable environment for immediate annuity products.

The effective tax rate declined to 20.0% for the first quarter of 2006 from 26.1% for the comparable quarter of 2005. Most of the decrease was due to the Company’s refinement of its separate account dividends received deduction (DRD) estimation process in the third quarter of 2005 resulting in an increase in the DRD benefit for the first quarter of 2006 compared to the first quarter of 2005. In addition, the Company increased its current year estimate of low income housing tax credits compared to the prior year.

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

First Quarter – 2006 Compared to 2005

The following table summarizes sales by product and segment for the periods indicated:

	Three months ended March 31,
(in millions)	2006	2005	Change
Individual Investments
Individual variable annuities:
The BEST of AMERICA products	$912.5	$759.5	20%
Private label annuities	73.0	89.2	(18%)

Total individual variable annuities	985.5	848.7	16%
Individual fixed annuities	39.0	54.3	(28%)
Income products	57.0	42.9	33%
Advisory services program	62.6	53.2	18%

Total Individual Investments	1,144.1	999.1	15%

Retirement Plans
Private sector pension plan:
The BEST of AMERICA products	363.6	415.7	(13%)
Public sector pension plan:
IRC Section 457 annuities	407.3	373.8	9%

Total Retirement Plans	770.9	789.5	(2%)

Individual Protection
Corporate-owned life insurance	282.2	234.8	20%
The BEST of AMERICA variable life series	110.1	103.7	6%
Traditional/universal life insurance	80.1	83.1	(4%)

Total Individual Protection	472.4	421.6	12%

Total sales	$2,387.4	$2,210.2	8%

See Part I – Financial Information, Item 2 – Management’s Narrative Analysis of the Results of Operations (MD&A) – Business Segments for an analysis of sales by product and segment.

The following table summarizes sales by distribution channel for the periods indicated:

	Three months ended March 31,
(in millions)	2006	2005	Change
Non-affiliated:
Independent broker/dealers	$675.2	$665.6	1%
Financial institutions	375.6	322.0	17%
Wirehouse and regional firms	322.8	309.1	4%
Life insurance specialists	172.6	101.5	70%
Pension plan administrators	81.1	126.6	(36%)

Total non-affiliated sales	1,627.3	1,524.8	7%

Affiliated:
NRS	411.4	381.0	8%
Nationwide agents	178.6	164.4	9%
TBG Financial	110.4	108.5	2%
NFN producers	59.7	31.5	90%

Total affiliated sales	760.1	685.4	11%

Total sales	$2,387.4	$2,210.2	8%

The increase in total sales primarily was due to strong sales of variable annuity products in the Individual Investments segment. Higher COLI sales in the Individual Protection segment also contributed to the increase.

Higher sales through life insurance specialists were due to the addition of two large COLI cases during the quarter.

Sales generated by financial institutions increased primarily due to strong sales of variable annuity products with living benefit features.

NRS sales growth continued due to the addition of new entities to existing cases, increased flows from existing cases and higher rates of plan transfers.

Higher sales in the NFN producers channel primarily was driven by increased sales of variable annuity and income products.

Sales through pension plan administrators decreased because almost all new business sold in the Retirement Plans segment is in the form of trust products, and the trust sales generated by pension plan administrators flows through the independent broker/dealers channel.

Business Segments

Individual Investments

First Quarter – 2006 Compared to 2005

The following table summarizes selected financial data for the Company’s Individual Investments segment for the periods indicated:

	Three months ended March 31,
(in millions)	2006	2005	Change
Statements of Income Data
Revenues:
Policy charges:
Asset fees	$122.5	$110.9	10%
Administrative fees	4.5	4.0	13%
Surrender fees	14.9	15.8	(6%)

Total policy charges	141.9	130.7	9%
Premiums on income products	31.5	20.6	53%
Net investment income	194.8	205.1	(5%)
Other	0.4	0.1	NM

Total revenues	368.6	356.5	3%

Benefits and expenses:
Interest credited to policyholder account values	130.3	138.7	(6%)
Other benefits and claims	40.5	31.6	28%
Amortization of DAC	97.6	82.6	18%
Other operating expenses	46.6	45.2	3%

Total benefits and expenses	315.0	298.1	6%

Pre-tax operating earnings	$53.6	$58.4	(8%)

Other Data
Sales:
Individual variable annuities	$985.5	$848.7	16%
Individual fixed annuities	39.0	54.3	(28%)
Income products	57.0	42.9	33%
Advisory services program	62.6	53.2	18%

Total sales	$1,144.1	$999.1	15%

Average account values:
General account	$13,996.8	$14,649.3	(4%)
Separate account	36,085.6	34,196.6	6%
Advisory services program	443.3	222.2	100%

Total average account values	$50,525.7	$49,068.1	3%

Account values as of period end:
Individual variable annuities	$41,631.0	$38,739.6	7%
Individual fixed annuities	7,072.0	7,776.8	(9%)
Income products	1,906.1	1,791.8	6%
Advisory services program	475.0	248.4	91%

Total account values	$51,084.1	$48,556.6	5%

GMDB - Net amount at risk, net of reinsurance	$144.6	$333.3	(57%)
GMDB - Reserves, net of reinsurance	$26.6	$26.1	2%
Pre-tax operating earnings to average account values	0.42%	0.48%

The decrease in pre-tax operating earnings primarily was driven by higher amortization of DAC and an increase in other benefits and claims. Increased asset fees and premiums on income products partially offset the overall decrease.

The increase in amortization of DAC primarily reflects higher actual gross profits in the variable annuity business. Higher crediting rates in the fixed annuity business also contributed to the increase.

Higher other benefits and claims were driven by significant growth in GMAB business and increased immediate annuity reserves due to growth in sales relative to a year ago.

Asset fees rose due to increases in both average separate account values and the average asset fee rate charged. Asset fees are calculated daily and charged as a percentage of separate account values. The average variable asset fee rate increased to 1.36% from 1.30% in the prior year quarter as new business sold with higher-risk features and corresponding higher fee rates influenced the overall average rate.

The increase in premiums on income products was due to higher interest rates relative to a year ago, which created a favorable environment for immediate annuity products.

The following table summarizes the interest spread earned on Individual Investments segment average general account values for the period indicated:

	Three months ended March 31,
	2006	2005
Net investment income	5.75%	5.77%
Interest credited	3.72%	3.78%

Interest spread on average general account values	2.03%	1.99%

Interest spread margins widened during the first quarter of 2006 to 203 basis points compared to 199 basis points in the same period a year ago. Included in the current quarter were 11 basis points, or $4.0 million, of income from mortgage loan prepayment penalties and bond call premiums compared to 19 basis points, or $6.9 million, in the same period a year ago. Interest spread income declined slightly due to lower general account assets caused by fixed annuity net outflows. For 2006, the Company expects interest spread margins to tighten in this segment and projects full year margins of 190 to 195 basis points, including a nominal level of prepayment activity.

Higher sales primarily were driven by the variable annuity business as production rose due to increased momentum from the recently introduced Capital Preservation Plus Lifetime Income product and the implementation of more targeted sales processes.

The following table summarizes selected information about the Company’s deferred individual fixed annuities, including the fixed option of variable annuities, as of March 31, 2006:

	Ratchet		Reset
(dollars in millions)	Account value	Wtd. avg. crediting rate	Account value	Wtd. avg. crediting rate
Minimum interest rate of 3.50% or greater	$—	N/A	$515.4	3.28%
Minimum interest rate of 3.00% to 3.49%	2,808.9	4.78%	5,196.5	3.07%
Minimum interest rate lower than 3.00%	879.8	3.28%	649.1	3.49%
MVA with no minimum interest rate guarantee	—	N/A	—	N/A

Total deferred individual fixed annuities	$3,688.7	4.42%	$6,361.0	3.13%

	Market value adjustment (MVA) and other		Total
(dollars in millions)	Account value	Wtd. avg. crediting rate	Account value	Wtd. avg. crediting rate
Minimum interest rate of 3.50% or greater	$—	N/A	$515.4	3.28%
Minimum interest rate of 3.00% to 3.49%	—	N/A	8,005.4	3.67%
Minimum interest rate lower than 3.00%	13.9	3.58%	1,542.8	3.34%
MVA with no minimum interest rate guarantee	1,594.9	3.09%	1,594.9	3.06%

Total deferred individual fixed annuities	$1,608.8	3.09%	$11,658.5	3.52%

Retirement Plans

First Quarter – 2006 Compared to 2005

The following table summarizes selected financial data for the Company’s Retirement Plans segment for the periods indicated:

	Three months ended March 31,
(in millions)	2006	2005	Change
Statements of Income Data
Revenues:
Policy charges:
Asset fees	$31.8	$32.9	(3%)
Administrative fees	2.5	2.3	9%
Surrender fees	1.4	1.9	(26%)

Total policy charges	35.7	37.1	(4%)
Net investment income	159.8	161.9	(1%)
Other	—	0.2	(100%)

Total revenues	195.5	199.2	(2%)

Benefits and expenses:
Interest credited to policyholder account values	110.6	109.3	1%
Amortization of DAC	10.0	12.3	(19%)
Other operating expenses	43.8	45.8	(4%)

Total benefits and expenses	164.4	167.4	(2%)

Pre-tax operating earnings	$31.1	$31.8	(2%)

Other Data
Sales:
Private sector	$363.6	$415.7	(13%)
Public sector	407.3	373.8	9%

Total sales	$770.9	$789.5	(2%)

Average account values:
General account	$10,889.2	$10,219.9	7%
Separate account	18,303.3	19,119.7	(4%)

Total average account values	$29,192.5	$29,339.6	(1%)

Account values as of period end:
Private sector	$12,545.8	$13,934.9	(10%)
Public sector	16,148.1	15,394.0	5%

Total account values	$28,693.9	$29,328.9	(2%)

Pre-tax operating earnings to average account values	0.43%	0.43%

The decrease in pre-tax operating earnings primarily was driven by lower interest spread income, partially offset by lower amortization of DAC.

The following table summarizes the interest spread earned on Retirement Plans segment average general account values for the periods indicated:

	Three months ended March 31,
	2006	2005
Net investment income	5.87%	6.34%
Interest credited	4.06%	4.28%

Interest spread on average general account values	1.81%	2.06%

Interest spread margins decreased during the first quarter of 2006 to 181 basis points compared to 206 basis points in the same quarter a year ago. Included in the current quarter were 8 basis points, or $2.3 million, of income from mortgage loan prepayment penalties and bond call premiums compared to 26 basis points, or $6.7 million, in the same quarter a year ago. For 2006, the Company expects interest spread margins to remain relatively constant in this segment and projects full year margins of 180 to 185 basis points, including a nominal level of prepayment activity.

The decrease in amortization of DAC primarily was due to a true-up that increased DAC in the first quarter of 2005.

In recent years, an increasing amount of 401(k) business has been sold through NFS trust products rather than NLIC group annuity contracts due to NFS’ significant investment in the development of trust product capabilities not prevalent elsewhere in the market.

Private sector sales decreased due to the declining issuance of group annuity contracts described above and the related decrease in recurring flows.

Public sector sales growth was due to the addition of new entities to existing cases, increased flows from existing cases and higher rates of plan transfers.

Individual Protection

First Quarter – 2006 Compared to 2005

The following table summarizes selected financial data for the Company’s Individual Protection segment for the periods indicated:

	Three months ended March 31,
(in millions)	2006	2005	Change
Statements of Income Data
Revenues:
Policy charges:
Asset fees	$7.8	$6.4	22%
Cost of insurance charges	69.6	66.6	5%
Administrative fees	17.2	17.9	(4%)
Surrender fees	3.1	3.1	0%

Total policy charges	97.7	94.0	4%
Life insurance premiums	45.5	44.0	3%
Net investment income	80.9	83.7	(3%)

Total revenues	224.1	221.7	1%

Benefits and expenses:
Interest credited to policyholder account values	43.4	43.5	—
Other benefits and claims	63.6	58.0	10%
Policyholder dividends on participating policies	7.6	9.7	(22%)
Amortization of DAC	14.1	23.1	(39%)
Other operating expenses	41.0	35.2	16%

Total benefits and expenses	169.7	169.5	—

Pre-tax operating earnings	$54.4	$52.2	4%

Other Data
Sales:
Corporate-owned life insurance	$282.2	$234.8	20%
The BEST of AMERICA variable life series	110.1	103.7	6%
Traditional/universal life insurance	80.1	83.1	(4%)

Total sales	$472.4	$421.6	12%

Policy reserves as of period end:
Individual investment life insurance	$3,491.8	$3,027.4	15%
Corporate investment life insurance	7,140.8	6,267.9	14%
Traditional life insurance	2,128.3	2,144.8	(1%)
Universal life insurance	1,082.5	1,005.5	8%

Total policy reserves	$13,843.4	$12,445.6	11%

Insurance in force as of period end:
Individual investment life insurance	$37,871.7	$36,684.2	3%
Corporate investment life insurance	23,964.0	23,122.3	4%
Traditional life insurance	19,796.2	20,939.7	(5%)
Universal life insurance	8,911.9	8,319.0	7%

Total insurance in force	$90,543.8	$89,065.2	2%

Pre-tax operating earnings increased slightly primarily due to lower amortization of DAC, higher cost of insurance charges and increased life insurance premiums, partially offset by higher other operating expenses and other benefits and claims.

The decrease in amortization of DAC primarily was attributable to lower overall margins as a result of adverse mortality experience and additional amortization on one large COLI case that lapsed in the prior year quarter.

The improvement in cost of insurance charges was driven by increased universal life business in force and the aging block of individual and corporate investment life business.

The increase in life insurance premiums primarily was due to a fixed life reinsurance premium refund.

Higher other operating expenses primarily resulted from additional premium taxes due to an accrual release in the prior year quarter.

The other benefits and claims increase was due to adverse mortality in both fixed and investment life, partially offset by a reserve release in fixed life.

Most of the sales improvement was due to higher COLI sales driven by the addition of two new cases that closed during the quarter.

Corporate and Other

First Quarter – 2006 Compared to 2005

The following table summarizes selected financial data for the Company’s Corporate and Other segment for the periods indicated:

	Three months ended March 31,
(in millions)	2006	2005	Change
Statements of Income Data
Operating revenues:
Net investment income	$81.5	$66.4	23%
Other	1.0	2.1	(52%)

Total operating revenues	82.5	68.5	20%

Benefits and operating expenses:
Interest credited to policyholder account values	45.6	30.5	50%
Interest expense on debt	16.6	15.4	8%
Other operating expenses	2.1	8.5	(75%)

Total benefits and operating expenses	64.3	54.4	18%

Pre-tax operating earnings	18.2	14.1	29%
Net realized (losses) gains on investments, hedging instruments and hedged items[1]	(7.2)	22.8	NM
Adjusment to amortization of DAC related to net realized losses (gains)	5.1	(1.6)	NM

Income from continuing operations before federal income taxes	$16.1	$35.3	(54%)

[1]	Excluding periodic net coupon settlements on non-qualifying derivatives.

Pre-tax operating earnings increased primarily due to lower other operating expenses, partially offset by a decline in other income.

The decrease in other operating expenses was due to higher legal expenses in the first quarter of 2005.

Other income declined due to a decrease in the number of structured products transactions as margins on these deals compressed.

The Company recorded net realized losses on investments, hedging instruments and hedged items during the first quarter of 2006 compared to net realized gains in the prior year primarily due to a significant decline in gross gains and an increase in gross losses on sales of fixed maturity securities. Due to the rising interest rate environment, the bond market was less favorable in the first quarter of 2006 compared to the same period a year ago.

The following table summarizes net realized (losses) gains on investments, hedging instruments and hedged items from continuing operations by source for the periods indicated:

	March 31,
(in millions)	2006	2005
Total realized gains on sales, net of hedging losses	$10.8	$31.1
Total realized losses on sales, net of hedging gains	(17.8)	(3.0)
Other-than-temporary and other investment impairments	(0.8)	(4.2)
Credit default swaps	(0.2)	(1.7)
Periodic net coupon settlements on non-qualifying derivatives	0.6	(0.1)
Other derivatives	0.8	0.6

Net realized (losses) gains on investments, hedging instruments and hedged items	$(6.6)	$22.7

The Company has a comprehensive portfolio monitoring process for fixed maturity and equity securities to identify and evaluate the necessity of recording impairment losses for other-than-temporary declines in the fair value of investments.

The following table summarizes for the three months ended March 31, 2006 the Company’s largest aggregate losses on sales and write-downs by issuer, the related circumstances giving rise to the losses and the circumstances that may have affected other material investments held:

				March 31, 2006
(in millions)	Fair value at sale (proceeds)	YTD loss on sale	YTD write-downs	Holdings[1]	Net unrealized gain (loss)
A collateralized bond obligation. Experienced significant deterioration within the collateral in the first quarter of 2006. An impairment was recognized.	—	—	(0.8)	2.8	—

A global service company that provides electronic commerce and payment services to businesses and consumers. A portion of the securities was sold in the first quarter of 2006. The Company has the ability and intent to hold the remaining securities to recovery.	27.1	(1.3)	—	6.8	(0.3)

A global manufacturer of postage meters and mailing equipment that also provides integrated mail and document management solutions. A portion of the securities was sold in the first quarter of 2006. The Company has the ability and intent to hold the remaining securities to recovery.	19.1	(0.8)	—	27.5	(0.2)

A subsidiary of a U.S. investment bank. Three securities were sold in the first quarter of 2006 due to asset-liability portfolio management. The Company has the ability and intent to hold the remaining securities to recovery.	11.5	(0.4)	—	187.2	(9.6)

Total	$57.7	$(2.5)	$(0.8)	$224.3	$(10.1)

[1]	Holdings represent amortized cost of fixed maturity securities and cost of equity securities as of the date indicated.

No other issuer had aggregate losses on sales and write-downs greater than 2.0% of the Company’s total gross losses on sales and write-downs on fixed maturity and equity securities.

Related Party Transactions

See Part 1 – Financial Information, Item 1 – Condensed Consolidated Financial Statements, Note 6 – Related Party Transactions for a description of related party transactions.

Contractual Obligations and Commitments

The Company’s contractual obligations and commitments have not changed materially from those disclosed in the Company’s 2005 Annual Report on Form 10-K.

Off-Balance Sheet Transactions

Under the MTN program, NLIC issues funding agreements to an unconsolidated third party trust to secure notes issued to investors by the trust. The funding agreements rank pari passu with all other insurance claims of the issuing company in the event of liquidation and should be treated as “annuities” under applicable Ohio insurance law. Therefore, the funding agreement obligations are classified as a component of future policy benefits and claims on the condensed consolidated balance sheets. Because the Company is not the primary beneficiary of, and has no ownership interest in, or control over, the third party trust that issues the notes, the Company does not include the trust in its condensed consolidated financial statements. Since the notes issued by the trust have a secured interest in the funding agreements issued by the Company, Moody’s Investors Service, Inc. and Standard & Poor’s Ratings Services, a division of The McGraw-Hill Companies, Inc., assign the same ratings to the notes and the insurance financial strength of the Company.

ITEM 3 Quantitative and Qualitative Disclosures About Market Risk

The Company’s market risks have not changed materially from those disclosed in the Company’s 2005 Annual Report on Form 10-K.

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

Changes in Internal Control Over Financial Reporting

There have been no changes during the Company’s first fiscal quarter to its internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting. Effective January 1, 2006, the Company commenced using a new accounting system to record, allocate and report financial transactions related to expenses. As a result, certain controls were changed to reflect the new processes. In addition, effective April 1, 2006, the Company began to implement further changes to certain components of the new accounting and reporting system. This new system will result in certain changes that may have a significant effect on the Company’s internal control over financial reporting. The implemented and planned system changes were undertaken to standardize accounting systems, improve management reporting and consolidate accounting functions for the Company, its subsidiaries and affiliates, and were not undertaken in response to any actual or perceived significant deficiencies in the Company’s internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1 Legal Proceedings

See Part 1 – Financial Information, Item 1 – Condensed Consolidated Financial Statements, Note 7 – Contingencies – Legal Matters for a discussion of legal proceedings.

ITEM 1A Risk Factors

The Company’s risk factors have not changed materially from those disclosed in the Company’s 2005 Annual Report on Form 10-K.

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

NATIONWIDE LIFE INSURANCE COMPANY (Registrant)

Date: May 5, 2006	/s/ Timothy G. Frommeyer
Timothy G. Frommeyer, Senior Vice President — Chief Financial Officer (Principal Financial Officer and Duly Authorized Officer)