Form 10-Q
period 2006-06-30
NATIONWIDE LIFE INSURANCE CO
filed 2006-08-03
CIK 205695

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2006

or

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

Yes  ☐    No  ☒

No established published trading market exists for the registrant’s common stock, par value $1.00 per share. As of July 28, 2006, 3,814,779 shares of the registrant’s common stock were outstanding, all of which are held by Nationwide Financial Services, Inc.

The Registrant meets the conditions set forth in General Instruction H(1)(a) and (b) of Form 10-Q and is therefore filing this Form in the reduced disclosure format.

NATIONWIDE LIFE INSURANCE COMPANY AND SUBSIDIARIES

FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2006

PART I – FINANCIAL INFORMATION

ITEM 1 CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NATIONWIDE LIFE INSURANCE COMPANY AND SUBSIDIARIES

(a wholly-owned subsidiary of Nationwide Financial Services, Inc.)

Condensed Consolidated Statements of Income

(Unaudited)

(in millions)

	Three months ended June 30,		Six months ended June 30,
	2006	2005	2006	2005
Revenues:
Policy charges	$292.9	$260.2	$568.2	$522.0
Traditional life insurance and immediate annuity premiums	76.8	66.8	153.8	131.4
Net investment income	512.8	527.3	1,029.8	1,044.4
Net realized (losses) gains on investments, hedging instruments and hedged items	(10.1)	(1.5)	(16.7)	21.2
Other income	—	0.6	0.8	3.1

Total revenues	872.4	853.4	1,735.9	1,722.1

Benefits and expenses:
Interest credited to policyholder account values	333.1	335.5	663.0	657.5
Life insurance and annuity benefits	112.3	101.4	216.4	191.0
Policyholder dividends on participating policies	6.0	8.3	13.6	18.0
Amortization of deferred policy acquisition costs	122.6	110.6	239.2	230.2
Interest expense on debt, primarily with Nationwide Financial Services, Inc. (NFS)	15.6	15.9	32.2	31.3
Other operating expenses	131.2	128.8	264.7	263.5

Total benefits and expenses	720.8	700.5	1,429.1	1,391.5

Income from continuing operations before federal income tax (benefit) expense	151.6	152.9	306.8	330.6
Federal income tax (benefit) expense	(79.0)	37.1	(48.0)	83.4

Net income	$230.6	$115.8	$354.8	$247.2

See accompanying notes to condensed consolidated financial statements.

NATIONWIDE LIFE INSURANCE COMPANY AND SUBSIDIARIES

(a wholly-owned subsidiary of Nationwide Financial Services, Inc.)

Condensed Consolidated Balance Sheets

(in millions, except per share amounts)

	June 30, 2006	December 31, 2005
	(Unaudited)
Assets
Investments:
Securities available-for-sale, at fair value:
Fixed maturity securities (cost $25,399.6 in 2006; $26,958.9 in 2005)	$25,022.2	$27,198.1
Equity securities (cost $25.4 in 2006; $35.1 in 2005)	31.8	42.1
Mortgage loans on real estate, net	8,344.3	8,458.9
Real estate, net	85.4	84.9
Policy loans	622.4	604.7
Other long-term investments	649.3	641.5
Short-term investments, including amounts managed by a related party	1,834.7	1,596.6

Total investments	36,590.1	38,626.8
Cash	2.0	0.9
Accrued investment income	337.6	344.0
Deferred policy acquisition costs	3,784.2	3,597.9
Other assets	1,752.7	1,699.1
Assets held in separate accounts	61,565.0	62,689.8

Total assets	$104,031.6	$106,958.5

Liabilities and Shareholder’s Equity
Liabilities:
Future policy benefits and claims	$34,749.8	$35,941.1
Short-term debt	179.8	242.3
Long-term debt, payable to NFS	700.0	700.0
Other liabilities	2,600.4	3,130.1
Liabilities related to separate accounts	61,565.0	62,689.8

Total liabilities	99,795.0	102,703.3

Shareholder’s equity:
Common stock, $1 par value; authorized - 5.0 shares; issued and outstanding - 3.8 shares	3.8	3.8
Additional paid-in capital	274.4	274.4
Retained earnings	4,128.2	3,883.4
Accumulated other comprehensive (loss) income	(169.8)	93.6

Total shareholder’s equity	4,236.6	4,255.2

Total liabilities and shareholder’s equity	$104,031.6	$106,958.5

See accompanying notes to condensed consolidated financial statements.

NATIONWIDE LIFE INSURANCE COMPANY AND SUBSIDIARIES

(a wholly-owned subsidiary of Nationwide Financial Services, Inc.)

Condensed Consolidated Statements of Changes in Shareholder’s Equity

Six Months Ended June 30, 2006 and 2005

(Unaudited)

(in millions)

	Common stock	Additional paid-in capital	Retained earnings	Accumulated other comprehensive income (loss)	Total shareholder’s equity
Balance as of December 31, 2004	$3.8	$274.4	$3,543.9	$393.8	$4,215.9

Comprehensive income:
Net income	—	—	247.2	—	247.2
Other comprehensive loss, net of taxes	—	—	—	(34.0)	(34.0)

Total comprehensive income					213.2

Dividends to NFS	—	—	(75.0)	—	(75.0)

Balance as of June 30, 2005	$3.8	$274.4	$3,716.1	$359.8	$4,354.1

Balance as of December 31, 2005	$3.8	$274.4	$3,883.4	$93.6	$4,255.2

Comprehensive income:
Net income	—	—	354.8	—	354.8
Other comprehensive loss, net of taxes	—	—	—	(263.4)	(263.4)

Total comprehensive income					91.4

Dividends to NFS	—	—	(110.0)	—	(110.0)

Balance as of June 30, 2006	$3.8	$274.4	$4,128.2	$(169.8)	$4,236.6

See accompanying notes to condensed consolidated financial statements.

NATIONWIDE LIFE INSURANCE COMPANY AND SUBSIDIARIES

(a wholly-owned subsidiary of Nationwide Financial Services, Inc.)

Condensed Consolidated Statements of Cash Flows

(Unaudited)

(in millions)

	Six months ended June 30,
	2006	2005
Cash flows from operating activities:
Net income	$354.8	$247.2
Adjustments to reconcile net income to net cash provided by operating activities:
Net realized losses (gains) on investments, hedging instruments and hedged items	16.7	(21.2)
Interest credited to policyholder account values	663.0	657.5
Capitalization of deferred policy acquisition costs	(272.0)	(239.5)
Amortization of deferred policy acquisition costs	239.2	230.2
Amortization and depreciation	28.5	30.7
(Increase) decrease in other assets	(99.0)	287.2
Increase (decrease) in policy and other liabilities	88.0	(298.1)
Other, net	—	(24.7)

Net cash provided by operating activities	1,019.2	869.3

Cash flows from investing activities:
Proceeds from maturity of securities available-for-sale	2,527.2	2,863.2
Proceeds from sale of securities available-for-sale	1,720.5	1,023.5
Proceeds from repayments of mortgage loans on real estate	1,083.0	1,115.3
Cost of securities available-for-sale acquired	(2,744.1)	(4,196.8)
Cost of mortgage loans on real estate originated or acquired	(985.2)	(913.6)
Net increase in short-term investments	(241.7)	(58.9)
Collateral (paid) received – securities lending, net	(323.1)	202.8
Other, net	0.5	100.0

Net cash provided by investing activities	1,037.1	135.5

Cash flows from financing activities:
Net (decrease) increase in short-term debt	(62.5)	121.2
Cash dividends paid to NFS	(110.0)	(25.0)
Investment and universal life insurance product deposits	1,260.7	1,106.6
Investment and universal life insurance product withdrawals	(3,143.4)	(2,222.7)

Net cash used in financing activities	(2,055.2)	(1,019.9)

Net increase (decrease) in cash	1.1	(15.1)
Cash, beginning of period	0.9	15.5

Cash, end of period	$2.0	$0.4

See accompanying notes to condensed consolidated financial statements.

NATIONWIDE LIFE INSURANCE COMPANY AND SUBSIDIARIES

(a wholly-owned subsidiary of Nationwide Financial Services, Inc.)

Notes to Condensed Consolidated Financial Statements (Unaudited)

June 30, 2006 and 2005

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

(2)	Summary of Significant Accounting Policies

A complete summary of the Company’s significant accounting policies is included in Note 2 to the audited consolidated financial statements included in the Company’s 2005 Annual Report on Form 10-K. During the quarter ended June 30, 2006, there have been no material changes to these policies.

(3)	Recently Issued Accounting Standards

In June 2006, the Financial Accounting Standards Board (FASB) issued FASB Interpretation (FIN) No. 48, Accounting for Uncertainty in Income Taxes, an Interpretation of FASB Statement No. 109, Accounting for Income Taxes (FIN 48). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB Statement No. 109, Accounting for Income Taxes. FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. The Company plans to adopt FIN 48 effective January 1, 2007. The Company is currently unable to quantify the impact of adopting FIN 48.

In March 2006, the FASB issued Statement of Financial Accounting Standards (SFAS) No. 156, Accounting for Servicing of Financial Assets (SFAS 156). SFAS 156 amends SFAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities (SFAS 140). SFAS 156 requires that all separately recognized servicing assets and servicing liabilities be initially measured at fair value, if practicable. SFAS 156 permits, but does not require, the subsequent measurement of separately recognized servicing assets and servicing liabilities at fair value. An entity that uses derivative instruments to mitigate the risks inherent in servicing assets and servicing liabilities is required to account for those derivative instruments at fair value. Under SFAS 156, an entity can elect subsequent fair value measurement to account for its separately recognized servicing assets and servicing liabilities. By electing that option, an entity may simplify its accounting because SFAS 156 permits income statement recognition of the potential offsetting changes in fair value of those servicing assets and servicing liabilities and derivative instruments in the same accounting period. SFAS 156 is effective for fiscal years beginning after September 15, 2006, with early adoption permitted. The Company plans to adopt SFAS 156 effective January 1, 2007. SFAS 156 is not expected to have a material impact on the Company’s financial position or results of operations upon adoption.

NATIONWIDE LIFE INSURANCE COMPANY AND SUBSIDIARIES

(a wholly-owned subsidiary of Nationwide Financial Services, Inc.)

Notes to Condensed Consolidated Financial Statements (Unaudited), Continued

June 30, 2006 and 2005

In February 2006, the FASB issued SFAS No. 155, Accounting for Certain Hybrid Financial Instruments (SFAS 155). SFAS 155 amends SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities (SFAS 133), and SFAS 140. SFAS 155 also resolves issues addressed in SFAS 133 Implementation Issue No. D1, Application of Statement 133 to Beneficial Interests in Securitized Financial Assets. In summary, SFAS 155: (1) permits an entity to make an irrevocable election to measure any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation at fair value in its entirety, with changes in fair value recognized in earnings; (2) clarifies which interest-only strips and principal-only strips are not subject to the requirements of SFAS 133; (3) establishes a requirement to evaluate interests in securitized financial assets to identify interests that are freestanding derivatives or that are hybrid financial instruments that contain an embedded derivative requiring bifurcation; (4) clarifies that concentrations of credit risk in the form of subordination are not embedded derivatives; and (5) amends SFAS 140 to eliminate the prohibition on a qualifying special purpose entity from holding a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument. SFAS 155 is effective for all financial instruments acquired or issued after the beginning of an entity’s first fiscal year that begins after September 15, 2006. Earlier adoption is permitted as of the beginning of an entity’s fiscal year, provided the entity has not yet issued financial statements, including financial statements for any interim period for that fiscal year. Provisions of SFAS 155 may be applied to instruments that an entity holds at the date of adoption on an instrument-by-instrument basis. The Company elected to early adopt SFAS 155 as of January 1, 2006. On the date of adoption, there was no impact to the Company’s financial position or results of operations.

In September 2005, the Accounting Standards Executive Committee of the American Institute of Certified Public Accountants issued Statement of Position (SOP) 05-1, Accounting by Insurance Enterprises for Deferred Acquisition Costs in Connection with Modifications or Exchanges of Insurance Contracts (SOP 05-1). SOP 05-1 provides guidance on accounting by insurance enterprises for deferred acquisition costs on internal replacements of insurance and investment contracts other than those specifically described in SFAS No. 97, Accounting and Reporting by Insurance Enterprises for Certain Long-Duration Contracts and for Realized Gains and Losses from the Sale of Investments, issued by the FASB. SOP 05-1 defines an internal replacement as a modification in product benefits, features, rights or coverages that occurs as a result of the exchange of a contract for a new contract, or by amendment, endorsement or rider to a contract, or by the election of a new feature or coverage within a contract. SOP 05-1 is effective for internal replacements occurring in fiscal years beginning after December 15, 2006, with earlier adoption encouraged. Retrospective application of SOP 05-1 to previously issued financial statements is not permitted. Initial application of SOP 05-1 is required as of the beginning of an entity’s fiscal year. The Company will adopt SOP 05-1 effective January 1, 2007. Although the Company is currently unable to quantify the impact of adoption, SOP 05-1 could have a material impact on the Company’s financial position and/or results of operations.

In May 2005, the FASB issued SFAS No. 154, Accounting Changes and Error Corrections (SFAS 154), which replaces Accounting Principles Board Opinion No. 20, Accounting Changes, and SFAS No. 3, Reporting Accounting Changes in Interim Financial Statements. SFAS 154 applies to all voluntary changes in accounting principle as well as to changes required by an accounting pronouncement in the unusual instance that the pronouncement does not include specific transition provisions. SFAS 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005, with earlier adoption permitted. The Company adopted SFAS 154 effective January 1, 2006. SFAS 154 has not had any impact on the Company’s financial position or results of operations since adoption.

(4)	Federal Income Taxes

The Company’s federal income tax returns for tax years 2000-2002 were under Internal Revenue Service (IRS) examination pursuant to a routine audit. Management establishes tax reserves representing its best estimate of additional amounts the Company may be required to pay if certain positions it has taken are challenged and ultimately denied by the IRS. These reserves are reviewed regularly and are adjusted as events occur that management believes impacts the Company’s liability for additional taxes, such as lapsing of applicable statutes of limitations; conclusion of tax audits or substantial agreement on the deductibility/non-deductibility of uncertain items; additional exposure based on current calculations; identification of new issues; release of administrative guidance; or rendering of a court decision affecting a particular tax issue. A significant component of the tax reserve the Company has maintained was related to the separate account dividends received deduction (DRD).

NATIONWIDE LIFE INSURANCE COMPANY AND SUBSIDIARIES

(a wholly-owned subsidiary of Nationwide Financial Services, Inc.)

Notes to Condensed Consolidated Financial Statements (Unaudited), Continued

June 30, 2006 and 2005

In July 2006, the Company reached substantial agreement with the IRS on all open issues for tax years 2000-2002, including issues related to the DRD. Accordingly, the Company revised its estimate of amounts that may be due in connection with certain tax positions, including the DRD, for all open tax years. As a result of the revised estimate, $110.9 million of tax reserves were released into earnings during the quarter ended June 30, 2006.

Total federal income tax (benefit) expense differs from the amount computed by applying the U.S. federal income tax rate to income from continuing operations before federal income tax (benefit) expense as follows for the periods indicated:

	Three months ended June 30,
	2006		2005
(in millions)	Amount	%	Amount	%
Computed (expected) tax expense	$53.1	35.0	$53.5	35.0
Reserve release	(110.9)	(73.2)	—	—
Tax exempt interest and DRD	(16.9)	(11.0)	(11.9)	(7.8)
Income tax credits	(6.6)	(4.4)	(3.8)	(2.5)
Other, net	2.3	1.5	(0.7)	(0.4)

Total	$(79.0)	(52.1)	$37.1	24.3

	Six months ended June 30,
	2006		2005
(in millions)	Amount	%	Amount	%
Computed (expected) tax expense	$107.4	35.0	$115.7	35.0
Reserve release	(110.9)	(36.1)	—	—
Tax exempt interest and DRD	(33.8)	(11.0)	(24.1)	(7.3)
Income tax credits	(13.3)	(4.3)	(7.7)	(2.3)
Other, net	2.6	0.8	(0.5)	(0.2)

Total	$(48.0)	(15.6)	$83.4	25.2

NATIONWIDE LIFE INSURANCE COMPANY AND SUBSIDIARIES

(a wholly-owned subsidiary of Nationwide Financial Services, Inc.)

Notes to Condensed Consolidated Financial Statements (Unaudited), Continued

June 30, 2006 and 2005

(5)	Shareholder’s Equity

Comprehensive Income

The Company’s comprehensive income for the periods presented includes net income and certain items that are reported directly within separate components of shareholder’s equity that are not recorded in net income (other comprehensive income or loss).

The following table summarizes the Company’s other comprehensive (loss) income, before and after federal income tax benefit (expense), for the periods indicated:

	Three months ended June 30,		Six months ended June 30,
(in millions)	2006	2005	2006	2005
Net unrealized (losses) gains on securities available-for-sale arising during the period:
Net unrealized (losses) gains before adjustments	$(226.3)	$389.4	$(636.0)	$(20.3)
Net adjustment to deferred policy acquisition costs	59.0	(128.9)	153.5	(1.4)
Net adjustment to future policy benefits and claims	14.3	(40.5)	56.4	(35.8)
Related federal income tax benefit (expense)	53.4	(77.0)	149.0	20.1

Net unrealized (losses) gains	(99.4)	143.0	(276.9)	(37.4)

Reclassification adjustment for net realized losses on securities available-for-sale realized during the period:
Net unrealized gains (losses)	13.7	(1.4)	18.8	(23.6)
Related federal income tax (expense) benefit	(4.8)	0.5	(6.6)	8.3

Net reclassification adjustment	8.9	(0.9)	12.2	(15.3)

Other comprehensive (loss) income on securities available-for-sale	(90.5)	142.1	(264.7)	(52.7)

Accumulated net holding (losses) gains on cash flow hedges:
Unrealized holding (losses) gains	(11.1)	23.0	2.0	28.8
Related federal income tax benefit (expense)	3.9	(8.1)	(0.7)	(10.1)

Other comprehensive (loss) income on cash flow hedges	(7.2)	14.9	1.3	18.7

Total other comprehensive (loss) income	$(97.7)	$157.0	$(263.4)	$(34.0)

Adjustments for net realized gains and losses on the ineffective portion of cash flow hedges were immaterial during the three and six month periods ended June 30, 2006 and 2005.

NATIONWIDE LIFE INSURANCE COMPANY AND SUBSIDIARIES

(a wholly-owned subsidiary of Nationwide Financial Services, Inc.)

Notes to Condensed Consolidated Financial Statements (Unaudited), Continued

June 30, 2006 and 2005

(6)	Pension Plans

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

The following table summarizes the components of net periodic benefit cost for the NMIC pension plan as a whole, including amounts not related to the Company, for the periods indicated:

	Three months ended June 30,		Six months ended June 30,
(in millions)	2006	2005	2006	2005
Service cost	$36.0	$33.1	$76.0	$67.1
Interest cost	35.4	33.2	72.2	67.4
Expected return on plan assets	(51.9)	(43.6)	(103.9)	(86.1)
Recognized net actuarial loss	6.7	0.2	8.4	1.9
Amortization of prior service cost	(2.4)	1.2	2.3	2.3
Amortization of unrecognized transition asset	—	(0.3)	—	(0.6)

Net periodic benefit cost	$23.8	$23.8	$55.0	$52.0

NMIC and all participating employers, including the Company, expect to contribute $120.0 million to the pension plan during 2006. Through June 30, 2006, $60.0 million had been contributed, all by NMIC. Additional contributions to the plan totaling $60.0 million are anticipated for the remainder of the year, including $16.2 million by the Company. Tax planning strategies influence the timing of plan contributions.

(7)	Contingencies

Legal Matters

The Company is a party to litigation and arbitration proceedings in the ordinary course of its business. It is not possible to determine the ultimate outcome of the pending investigations and legal proceedings or to provide reasonable ranges of potential losses. Some matters, including certain of those referred to below, are in very preliminary stages, and the Company does not have sufficient information to make an assessment of the plaintiffs’ claims for liability or damages. In some of the cases seeking to be certified as class actions, the court has not yet decided whether a class will be certified or (in the event of certification) the size of the class and class period. In many of the cases, the plaintiffs are seeking undefined amounts of damages or other relief, including punitive damages and equitable remedies, which are difficult to quantify and cannot be defined based on the information currently available. The Company does not believe, based on information currently known by the Company’s management, that the outcomes of such pending investigations and legal proceedings are likely to have a material adverse effect on the Company’s consolidated financial position. However, given the large and/or indeterminate amounts sought in certain of these matters and inherent unpredictability of litigation, it is possible that an adverse outcome in certain matters could have a material adverse effect on the Company’s consolidated financial results in a particular quarterly or annual period.

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

June 30, 2006 and 2005

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

In addition, state and federal regulators have commenced investigations or other proceedings relating to compensation and bidding arrangements and possible anti-competitive activities between insurance producers and brokers and issuers of insurance products, and unsuitable sales and replacements by producers on behalf of the issuer. Also under investigation are compensation and revenue sharing arrangements between the issuers of variable insurance contracts and mutual funds or their affiliates, the use of side agreements and finite reinsurance agreements, and funding agreements issued to back medium-term note (MTN) programs. Related investigations and proceedings may be commenced in the future. The Company and/or its affiliates have been contacted by or received subpoenas from state and federal regulatory agencies, state securities law regulators and state attorneys general for information relating to these investigations into compensation, revenue sharing and bidding arrangements, anti-competitive activities, unsuitable sales or replacement practices, the use of side agreements and finite reinsurance agreements, and funding agreements backing the MTN program of NLIC. The Company is cooperating with regulators in connection with these inquiries and will cooperate with NMIC in responding to these inquiries to the extent that any inquiries encompass NMIC’s operations.

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

On February 11, 2005, NLIC was named in a class action lawsuit filed in Common Pleas Court, Franklin County, Ohio entitled Michael Carr v. Nationwide Life Insurance Company. The complaint seeks recovery for breach of contract, fraud by omission, violation of the Ohio Deceptive Trade Practices Act and unjust enrichment. The complaint also seeks unspecified compensatory damages, disgorgement of all amounts in excess of the guaranteed maximum annual premium and attorneys’ fees. On February 2, 2006, the Court granted the plaintiff’s motion for class certification on the breach of contract and unjust enrichment claims. The Court certified a class consisting of all residents of the United States and the Virgin Islands who, during the Class Period, paid premiums on a modal basis to NLIC for term life insurance policies issued by NLIC during the Class Period that provide for guaranteed maximum premiums, excluding certain specified products. Excluded from the class are NLIC; any parent, subsidiary or affiliate of NLIC; all employees, officers and directors of NLIC; and any justice, judge or magistrate judge of the State of Ohio who may hear the case. The Class Period is from February 10, 1990 through February 2, 2006, the date the class was certified. NLIC continues to defend this lawsuit vigorously.

NATIONWIDE LIFE INSURANCE COMPANY AND SUBSIDIARIES

(a wholly-owned subsidiary of Nationwide Financial Services, Inc.)

Notes to Condensed Consolidated Financial Statements (Unaudited), Continued

June 30, 2006 and 2005

On April 13, 2004, NLIC was named in a class action lawsuit filed in Circuit Court, Third Judicial Circuit, Madison County, Illinois, entitled Woodbury v. Nationwide Life Insurance Company. NLIC removed this case to the United States District Court for the Southern District of Illinois on June 1, 2004. On December 27, 2004, the case was transferred to the United States District Court for the District of Maryland and included in the multi-district proceeding entitled In Re Mutual Funds Investment Litigation. In response, on May 13, 2005, the plaintiff filed a First Amended Complaint purporting to represent, with certain exceptions, a class of all persons who held (through their ownership of an NLIC annuity or insurance product) units of any NLIC sub-account invested in mutual funds that included foreign securities in their portfolios and that experienced market timing or stale price trading activity. The First Amended Complaint purports to disclaim, with respect to market timing or stale price trading in NLIC’s annuities sub-accounts, any allegation based on NLIC’s untrue statement, failure to disclose any material fact, or usage of any manipulative or deceptive device or contrivance in connection with any class member’s purchases or sales of NLIC annuities or units in annuities sub-accounts. The plaintiff claims, in the alternative, that if NLIC is found with respect to market timing or stale price trading in its annuities sub-accounts, to have made any untrue statement, to have failed to disclose any material fact or to have used or employed any manipulative or deceptive device or contrivance, then the plaintiff purports to represent a class, with certain exceptions, of all persons who, prior to NLIC’s untrue statement, omission of material fact, use or employment of any manipulative or deceptive device or contrivance, held (through their ownership of an NLIC annuity or insurance product) units of any NLIC sub-account invested in mutual funds that included foreign securities in their portfolios and that experienced market timing activity. The First Amended Complaint alleges common law negligence and seeks to recover damages not to exceed $75,000 per plaintiff or class member, including all compensatory damages and costs. On June 1, 2006, the District Court granted NLIC’s motion to dismiss the plaintiff’s complaint. On June 30, 2006, the plaintiff filed a notice of appeal. NLIC continues to defend this lawsuit vigorously.

On January 21, 2004, NLIC, Nationwide Life Insurance Company of America (NLICA), Nationwide Life and Annuity Insurance Company (NLAIC), NFS and Nationwide Financial Corporation (collectively referred to as the Companies) were named in a lawsuit filed in the United States District Court for the Northern District of Mississippi entitled United Investors Life Insurance Company v. Nationwide Life Insurance Company and/or Nationwide Life Insurance Company of America and/or Nationwide Life and Annuity Insurance Company and/or Nationwide Life and Annuity Company of America and/or Nationwide Financial Services, Inc. and/or Nationwide Financial Corporation, and John Does A-Z. In its complaint, the plaintiff alleges that the Companies and/or their affiliated life insurance companies caused the replacement of variable insurance policies and other financial products issued by United Investors with policies issued by the Companies. The plaintiff raises claims for (1) violations of the Federal Lanham Act, and common law unfair competition and defamation; (2) tortious interference with the plaintiff’s contractual relationship with Waddell & Reed, Inc. and/or its affiliates, Waddell & Reed Financial, Inc., Waddell & Reed Financial Services, Inc. and W&R Insurance Agency, Inc., or with the plaintiff’s contractual relationships with its variable policyholders; (3) civil conspiracy; and (4) breach of fiduciary duty. The complaint seeks compensatory damages, punitive damages, pre- and post-judgment interest, a full accounting, a constructive trust and costs and disbursements, including attorneys’ fees. On December 30, 2005, the Companies filed a motion for summary judgment. On June 15, 2006, the District Court granted the Companies’ motion for summary judgment on all grounds and dismissed the plaintiff’s entire case with prejudice. On June 26, 2006, the plaintiff filed a notice of its intent to appeal the District Court’s decision. The Companies continue to defend this lawsuit vigorously.

On October 31, 2003, NLIC and NLAIC were named in a lawsuit seeking class action status filed in the United States District Court for the District of Arizona. The suit, entitled Robert Helman et al v. Nationwide Life Insurance Company et al, challenges the sale of deferred annuity products for use as investments in tax-deferred contributory retirement plans. On April 8, 2004, the plaintiff filed an amended class action complaint on behalf of all persons who purchased an individual variable deferred annuity contract or a certificate to a group variable annuity contract issued by NLIC or NLAIC, which were allegedly used to fund certain tax-deferred retirement plans. The amended class action complaint seeks unspecified compensatory damages. On July 27, 2004, the District Court granted the motion to dismiss filed by NLIC and NLAIC. On June 7, 2006, the Ninth Circuit Court of Appeals affirmed the District Court’s granting of the motion to dismiss. To the extent this decision is appealed to the U.S. Supreme Court, NLIC and NLAIC intend to continue to defend this lawsuit vigorously.

NATIONWIDE LIFE INSURANCE COMPANY AND SUBSIDIARIES

(a wholly-owned subsidiary of Nationwide Financial Services, Inc.)

Notes to Condensed Consolidated Financial Statements (Unaudited), Continued

June 30, 2006 and 2005

On August 15, 2001, NFS and NLIC were named in a lawsuit filed in the United States District Court for the District of Connecticut entitled Lou Haddock, as trustee of the Flyte Tool & Die, Incorporated Deferred Compensation Plan, et al v. Nationwide Financial Services, Inc. and Nationwide Life Insurance Company. Currently, the plaintiffs’ fifth amended complaint, filed March 21, 2006, purports to represent a class of qualified retirement plans under the Employee Retirement Income Security Act of 1974, as amended (ERISA), that purchased variable annuities from NLIC. The plaintiffs allege that they invested ERISA plan assets in their variable annuity contracts and that NLIC and NFS breached ERISA fiduciary duties by allegedly accepting service payments from certain mutual funds. The complaint seeks disgorgement of some or all of the payments allegedly received by NLIC and NFS, other unspecified relief for restitution, declaratory and injunctive relief, and attorneys’ fees. To date, the District Court has rejected the plaintiffs’ request for certification of the alleged class. On April 20, 2006, NLIC and NFS filed a motion to dismiss the plaintiffs’ fifth amended complaint. NLIC and NFS continue to defend this lawsuit vigorously.

Tax Matters

The Company’s federal income tax returns are routinely audited by the IRS. Management has established tax reserves representing its best estimate of additional amounts it may be required to pay if certain tax positions it has taken are challenged and ultimately denied by the IRS. These reserves are reviewed regularly and are adjusted as events occur that management believes impact its liability for additional taxes, such as lapsing of applicable statutes of limitations, conclusion of tax audits or substantial agreement on the deductibility/non-deductibility of uncertain items, additional exposure based on current calculations, identification of new issues, release of administrative guidance or rendering of a court decision affecting a particular tax issue. Management believes its tax reserves reasonably provide for potential assessments that may result from IRS examinations and other tax-related matters for all open tax years.

(8)	Guarantees

Since 2001, the Company has sold $626.1 million of credit enhanced equity interests in Low-Income-Housing Tax Credit Funds (Tax Credit Funds) to unrelated third parties. The Company has guaranteed cumulative after-tax yields to the third party investors ranging from 3.75% to 5.25% over periods ending between 2002 and 2022. As of June 30, 2006, the Company held guarantee reserves totaling $6.3 million on these transactions. These guarantees are in effect for periods of approximately 15 years each. The Tax Credit Funds provide a stream of tax benefits to the investors that will generate a yield and return of capital. If the tax benefits are not sufficient to provide these cumulative after-tax yields, then the Company must fund any shortfall, which is mitigated by stabilization collateral set aside by the Company at the inception of the transactions. The maximum amount of undiscounted future payments that the Company could be required to pay the investors under the terms of the guarantees is $1.44 billion. The Company does not anticipate making any payments related to these guarantees.

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

NATIONWIDE LIFE INSURANCE COMPANY AND SUBSIDIARIES

(a wholly-owned subsidiary of Nationwide Financial Services, Inc.)

Notes to Condensed Consolidated Financial Statements (Unaudited), Continued

June 30, 2006 and 2005

(9)	Variable Interest Entities

As of June 30, 2006 and December 31, 2005, the Company had relationships with 19 variable interest entities (VIEs), each of which the Company was the primary beneficiary. Each of these VIEs is a conduit that assists the Company in structured product transactions. One of the VIEs is used in the securitization of mortgage loans, while the others are involved in the sale of Tax Credit Funds to third party investors for which the Company provides guaranteed returns (see Note 8). The results of operations and financial position of these VIEs are included along with corresponding minority interest liabilities in the accompanying condensed consolidated financial statements.

The net assets of these VIEs totaled $446.9 million and $440.6 million as of June 30, 2006 and December 31, 2005, respectively. The following table summarizes the components of net assets as of the dates indicated:

(in millions)	June 30, 2006	December 31, 2005
Mortgage loans on real estate	$9.8	$31.5
Other long-term investments	452.1	478.6
Short-term investments	33.4	42.3
Other assets	41.1	41.3
Short-term debt	(10.6)	(32.6)
Other liabilities	(78.9)	(120.5)

The Company’s total loss exposure from VIEs of which the Company is the primary beneficiary was immaterial as of June 30, 2006 and December 31, 2005 (except for the impact of guarantees disclosed in Note 8). For the mortgage loan VIE, to which the short-term debt relates, the creditors have no recourse against the Company in the event of default by the VIE.

In addition to the VIEs described above, the Company holds variable interests, in the form of limited partnerships or similar investments, in a number of Tax Credit Funds of which the Company is not the primary beneficiary. These investments have been held by the Company for periods of 1 to 10 years and allow the Company to experience certain tax credits and other tax benefits from affordable housing projects. The Company also has certain investments in other securitization transactions that qualify as VIEs, but of which the Company is not the primary beneficiary. The total exposure to loss on these VIEs was $65.3 million and $53.9 million as of June 30, 2006 and December 31, 2005, respectively.

NATIONWIDE LIFE INSURANCE COMPANY AND SUBSIDIARIES

(a wholly-owned subsidiary of Nationwide Financial Services, Inc.)

Notes to Condensed Consolidated Financial Statements (Unaudited), Continued

June 30, 2006 and 2005

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

NATIONWIDE LIFE INSURANCE COMPANY AND SUBSIDIARIES

(a wholly-owned subsidiary of Nationwide Financial Services, Inc.)

Notes to Condensed Consolidated Financial Statements (Unaudited), Continued

June 30, 2006 and 2005

The following tables summarize the Company’s business segment operating results for the periods indicated:

	Three months ended June 30, 2006
(in millions)	Individual Investments	Retirement Plans	Individual Protection	Corporate and Other	Total
Revenues:
Policy charges	$142.3	$55.1	$95.5	$—	$292.9
Traditional life insurance and immediate annuity premiums	34.9	—	41.9	—	76.8
Net investment income	184.4	156.0	81.7	90.7	512.8
Net realized losses on investments, hedging instruments and hedged items[1]	—	—	—	(10.5)	(10.5)
Other income	0.8	—	—	(0.4)	0.4

Total revenues	362.4	211.1	219.1	79.8	872.4

Benefits and expenses:
Interest credited to policyholder account values	126.8	110.3	45.5	50.5	333.1
Life insurance and annuity benefits	49.9	—	62.4	—	112.3
Policyholder dividends on participating policies	—	—	6.0	—	6.0
Amortization of DAC	84.8	10.7	28.5	(1.4)	122.6
Interest expense on debt	—	—	—	15.6	15.6
Other operating expenses	50.6	45.9	31.1	3.6	131.2

Total benefits and expenses	312.1	166.9	173.5	68.3	720.8

Income from continuing operations before federal income tax expense	50.3	44.2	45.6	11.5	$151.6

Net realized losses on investments, hedging instruments and hedged items[1]	—	—	—	10.5
Adjustment to amortization of DAC related to net realized losses				(1.4)

Pre-tax operating earnings	$50.3	$44.2	$45.6	$20.6

[1]	Excluding periodic net coupon settlements on non-qualifying derivatives.

NATIONWIDE LIFE INSURANCE COMPANY AND SUBSIDIARIES

(a wholly-owned subsidiary of Nationwide Financial Services, Inc.)

Notes to Condensed Consolidated Financial Statements (Unaudited), Continued

June 30, 2006 and 2005

	Three months ended June 30, 2005
(in millions)	Individual Investments	Retirement Plans	Individual Protection	Corporate and Other	Total
Revenues:
Policy charges	$130.6	$36.3	$93.3	$—	$260.2
Traditional life insurance and immediate annuity premiums	23.1	—	43.7	—	66.8
Net investment income	207.6	157.3	85.6	76.8	527.3
Net realized losses on investments, hedging instruments and hedged items[1]	—	—	—	(1.3)	(1.3)
Other income	0.3	0.1	—	—	0.4

Total revenues	361.6	193.7	222.6	75.5	853.4

Benefits and expenses:
Interest credited to policyholder account values	142.0	109.5	47.6	36.4	335.5
Life insurance and annuity benefits	40.7	—	60.7	—	101.4
Policyholder dividends on participating policies	—	—	8.3	—	8.3
Amortization of DAC	70.8	11.0	25.0	3.8	110.6
Interest expense on debt	—	—	—	15.9	15.9
Other operating expenses	45.7	45.8	35.9	1.4	128.8

Total benefits and expenses	299.2	166.3	177.5	57.5	700.5

Income from continuing operations before federal income tax expense	62.4	27.4	45.1	18.0	$152.9

Net realized losses on investments, hedging instruments and hedged items[1]	—	—	—	1.3
Adjustment to the amortization of DAC related to net realized losses	—	—	—	3.8

Pre-tax operating earnings	$62.4	$27.4	$45.1	$23.1

[1]	Excluding periodic net coupon settlements on non-qualifying derivatives.

NATIONWIDE LIFE INSURANCE COMPANY AND SUBSIDIARIES

(a wholly-owned subsidiary of Nationwide Financial Services, Inc.)

Notes to Condensed Consolidated Financial Statements (Unaudited), Continued

June 30, 2006 and 2005

	Six months ended June 30, 2006
(in millions)	Individual Investments	Retirement Plans	Individual Protection	Corporate and Other	Total
Revenues:
Policy charges	$284.2	$90.8	$193.2	$—	$568.2
Traditional life insurance and immediate annuity premiums	66.4	—	87.4	—	153.8
Net investment income	379.2	315.8	162.6	172.2	1,029.8
Net realized losses on investments, hedging instruments and hedged items[1]	—	—	—	(17.7)	(17.7)
Other income	1.2	—	—	0.6	1.8

Total revenues	731.0	406.6	443.2	155.1	1,735.9

Benefits and expenses:
Interest credited to policyholder account values	257.1	220.9	88.9	96.1	663.0
Life insurance and annuity benefits	90.4	—	126.0	—	216.4
Policyholder dividends on participating policies	—	—	13.6	—	13.6
Amortization of DAC	182.4	20.7	42.6	(6.5)	239.2
Interest expense on debt	—	—	—	32.2	32.2
Other operating expenses	97.2	89.7	72.1	5.7	264.7

Total benefits and expenses	627.1	331.3	343.2	127.5	1,429.1

Income from continuing operations before federal income tax expense	103.9	75.3	100.0	27.6	$306.8

Net realized losses on investments, hedging instruments and hedged items[1]	—	—	—	17.7
Adjustment to amortization of DAC related to net realized losses	—	—	—	(6.5)

Pre-tax operating earnings	$103.9	$75.3	$100.0	$38.8

[1]	Excluding periodic net coupon settlements on non-qualifying derivatives.

NATIONWIDE LIFE INSURANCE COMPANY AND SUBSIDIARIES

(a wholly-owned subsidiary of Nationwide Financial Services, Inc.)

Notes to Condensed Consolidated Financial Statements (Unaudited), Continued

June 30, 2006 and 2005

	Six months ended June 30, 2005
(in millions)	Individual Investments	Retirement Plans	Individual Protection	Corporate and Other	Total
Revenues:
Policy charges	$261.1	$73.6	$187.3	$—	$522.0
Traditional life insurance and immediate annuity premiums	43.7	—	87.7	—	131.4
Net investment income	412.7	319.2	169.3	143.2	1,044.4
Net realized gains on investments, hedging instruments and hedged items[1]	—	—	—	21.5	21.5
Other income	0.6	0.2	—	2.0	2.8

Total revenues	718.1	393.0	444.3	166.7	1,722.1

Benefits and expenses:
Interest credited to policyholder account values	280.7	218.8	91.1	66.9	657.5
Life insurance and annuity benefits	72.3	—	118.7	—	191.0
Policyholder dividends on participating policies	—	—	18.0	—	18.0
Amortization of DAC	153.4	23.3	48.1	5.4	230.2
Interest expense on debt	—	—	—	31.3	31.3
Other operating expenses	90.9	91.6	71.1	9.9	263.5

Total benefits and expenses	597.3	333.7	347.0	113.5	1,391.5

Income from continuing operations before federal income tax expense	120.8	59.3	97.3	53.2	$330.6

Net realized gains on investments, hedging instruments and hedged items[1]	—	—	—	(21.5)
Adjustment to the amortization of DAC related to net realized gains	—	—	—	5.4

Pre-tax operating earnings	$120.8	$59.3	$97.3	$37.1

[1]	Excluding periodic net coupon settlements on non-qualifying derivatives.

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

(xv)

adverse litigation results and/or resolution of litigation and/or arbitration or investigation results that could result in monetary damages or impact the manner in which the Company conducts its operations; and

(xvi)

adverse consequences, including financial and reputation costs, regulatory problems and potential loss of customers resulting from failure to meet privacy regulations and/or protect the Company’s customers’ confidential information.

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

Business Segments

See Part 1 – Financial Information, Item 1 – Condensed Consolidated Financial Statements, Note 9 – Segment Information for a discussion of reportable segments, including the components of each segment.

The following table summarizes pre-tax operating earnings by segment for the periods indicated:

	Three months ended June 30,			Six months ended June 30,
(in millions)	2006	2005	Change	2006	2005	Change
Individual Investments	$50.3	$62.4	(19)%	$103.9	$120.8	(14)%
Retirement Plans	44.2	27.4	61%	75.3	59.3	27%
Individual Protection	45.6	45.1	1%	100.0	97.3	3%
Corporate and Other	20.6	23.1	(11)%	38.8	37.1	5%

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

The Company’s most critical estimates include those used to determine the following: the balance, recoverability and amortization of DAC for investment products and universal life insurance products; impairment losses on investments; valuation allowances for mortgage loans on real estate; federal income tax provision; the liability for future policy benefits and claims; and pension benefits.

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

Results of Operations

Second Quarter – 2006 Compared to 2005

The following table summarizes the Company’s consolidated results of operations for the periods indicated:

	Three months ended June 30,
(in millions)	2006	2005	Change
Revenues:
Policy charges:
Asset fees	$163.4	$150.3	9%
Cost of insurance charges	69.5	67.3	3%
Administrative fees	42.3	20.8	103%
Surrender fees	17.7	21.8	(19)%

Total policy charges	292.9	260.2	13%
Traditional life insurance and immediate annuity premiums	76.8	66.8	15%
Net investment income	512.8	527.3	(3)%
Net realized losses on investments, hedging instruments and hedged items	(10.1)	(1.5)	NM
Other income	—	0.6	(100)%

Total revenues	872.4	853.4	2%

Benefits and expenses:
Interest credited to policyholder account values	333.1	335.5	(1)%
Life insurance and annuity benefits	112.3	101.4	11%
Policyholder dividends on participating policies	6.0	8.3	(28)%
Amortization of DAC	122.6	110.6	11%
Interest expense, primarily with NFS	15.6	15.9	(2)%
Other operating expenses	131.2	128.8	2%

Total benefits and expenses	720.8	700.5	3%

Income from continuing operations before federal income tax (benefit) expense	151.6	152.9	(1)%
Federal income tax (benefit) expense	(79.0)	37.1	NM

Net income	$230.6	$115.8	99%

The increase in net income primarily was driven by a tax benefit recorded in the three months ended June 30, 2006 compared to tax expense for the comparable period in 2005. This favorable comparison was partially offset by lower income from continuing operations before federal income tax (benefit) expense primarily due to lower interest spread income, higher amortization of DAC and increased life insurance and annuity benefits. Higher administrative fees, asset fees and traditional life insurance and immediate annuity premiums partially offset the overall decrease in income from continuing operations before federal income tax (benefit) expense.

The Company’s federal income tax returns for tax years 2000-2002 were under Internal Revenue Service (IRS) examination pursuant to a routine audit. Management establishes tax reserves representing its best estimate of additional amounts the Company may be required to pay if certain positions it has taken are challenged and ultimately denied by the IRS. These reserves are reviewed regularly and are adjusted as events occur that management believes impacts the Company’s liability for additional taxes, such as lapsing of applicable statutes of limitations; conclusion of tax audits or substantial agreement on the deductibility/non-deductibility of uncertain items; additional exposure based on current calculations; identification of new issues; release of administrative guidance; or rendering of a court decision affecting a particular tax issue. A significant component of the tax reserve the Company has maintained was related to the separate account dividends received deduction (DRD).

In July 2006, the Company reached substantial agreement with the IRS on all open issues for tax years 2000-2002, including issues related to the DRD. Accordingly, the Company revised its estimate of amounts that may be due in connection with certain tax positions, including the DRD, for all open tax years. As a result of the revised estimate, $110.9 million of tax reserves were released into earnings during the quarter ended June 30, 2006. Therefore, the effective tax rates in 2006 and 2005 are not comparable.

Interest spread income declined primarily within the Individual Investments segment due to lower general account assets caused by fixed annuity net outflows.

Higher amortization of DAC primarily occurred in the Individual Investments segment due to increased variable annuity gross profits driven by higher asset levels.

Life insurance and annuity benefits increased primarily within the Individual Investments segment due to higher immediate annuity reserves driven by growth in sales relative to a year ago.

Higher administrative fees primarily were attributable to the Retirement Plans segment due to the withdrawal of funds from a fixed annuity contract. See Part I – Financial Information , Item 2 – Management’s Discussion and Analysis of Financial Condition and Results of Operations (MD&A) – Business Segments – Retirement Plans for further explanation.

Asset fees rose due to increases in both average separate account values and the average asset fee rate charged within the Individual Investments segment. The average variable asset fee rate increased as new business sold with higher-risk features and corresponding higher fee rates influenced the overall average rate.

The increase in traditional life insurance and immediate annuity premiums was due to higher interest rates relative to a year ago, which created a favorable environment for immediate annuity products in the Individual Investments segment.

Year-to-Date – 2006 Compared to 2005

The following table summarizes the Company’s consolidated results of operations for the periods indicated:

	Six months ended June 30,
(in millions)	2006	2005	Change
Revenues:
Policy charges:
Asset fees	$325.5	$300.5	8%
Cost of insurance charges	139.1	133.9	4%
Administrative fees	66.5	45.1	47%
Surrender fees	37.1	42.5	(13)%

Total policy charges	568.2	522.0	9%
Traditional life insurance and immediate annuity premiums	153.8	131.4	17%
Net investment income	1,029.8	1,044.4	(1)%
Net realized (losses) gains on investments, hedging instruments and hedged items	(16.7)	21.2	NM
Other income	0.8	3.1	(74)%

Total revenues	1,735.9	1,722.1	1%

Benefits and expenses:
Interest credited to policyholder account values	663.0	657.5	1%
Life insurance and annuity benefits	216.4	191.0	13%
Policyholder dividends on participating policies	13.6	18.0	(24)%
Amortization of DAC	239.2	230.2	4%
Interest expense, primarily with NFS	32.2	31.3	3%
Other operating expenses	264.7	263.5	—

Total benefits and expenses	1,429.1	1,391.5	3%

Income from continuing operations before federal income tax (benefit) expense	306.8	330.6	(7)%
Federal income tax (benefit) expense	(48.0)	83.4	NM

Net income	354.8	247.2	44%

The increase in net income primarily was driven by a tax benefit recorded in the three months ended June 30, 2006 compared to tax expense for the comparable period in 2005. This favorable comparison was partially offset by lower income from continuing operations before federal income tax (benefit) expense primarily due to the recognition of net realized losses on investments, hedging instruments and hedged items in 2006 compared to net gains in the prior year; higher life insurance and annuity benefits; and lower interest spread income. Higher asset fees, traditional life insurance and immediate annuity premiums, and administrative fees partially offset the overall decrease in income from continuing operations before income tax (benefit) expense.

As described in the second quarter section of this discussion, $110.9 million of tax reserves were released into earnings during the quarter ended June 30, 2006. Therefore, the effective tax rates in 2006 and 2005 are not comparable.

The Company recorded net realized losses on investments, hedging instruments and hedged items during the second quarter of 2006 compared to net realized gains in the prior year primarily due to a decline in gross gains and an increase in gross losses on sales of fixed maturity securities. Due to the rising interest rate environment, the bond market was less favorable in the first six months of 2006 compared to the same period a year ago.

Higher life insurance and annuity benefits primarily were driven by the Individual Protection segment due to adverse mortality in both the fixed and investment life businesses, partially offset by a waiver of premium reserve release in fixed life. The Individual Investments segment also increased primarily due to higher immediate annuity reserves due to growth in sales relative to a year ago.

Interest spread income decreased primarily within the Individual Investments segment due to lower general account assets caused by fixed annuity net outflows. Additionally, the Individual Protection segment declined due to decreased asset levels and investment yields.

Asset fees rose due to increases in both average separate account values and the average asset fee rate charged within the Individual Investments segment. The average variable asset fee rate increased as new business sold with higher-risk features and corresponding higher fee rates influenced the overall average rate.

The increase in traditional life insurance and immediate annuity premiums was due to higher interest rates relative to a year ago, which created a favorable environment for immediate annuity products in the Individual Investments segment.

Higher administrative fees primarily were attributable to the Retirement Plans segment due to the withdrawal of funds from a fixed annuity contract. See Part I – Financial Information , Item 2 – (MD&A) – Business Segments – Retirement Plans for further explanation.

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

Life insurance premiums determined on a GAAP basis are significantly different than statutory premiums and deposits. Life insurance premiums determined on a GAAP basis are recognized as revenue when due, as calculated on an accrual basis in proportion to the service provided and performance rendered under the contract. In addition, many life insurance and annuity products involve an initial deposit or a series of deposits from customers. These deposits are accounted for as such on a GAAP basis and therefore are not reflected in the GAAP income statement. On a statutory basis, life insurance premiums collected (cash basis) and deposits received (cash basis) are aggregated and reported as statutory premiums and annuity consideration revenues.

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

Second Quarter – 2006 Compared to 2005

The following table summarizes sales by product and segment for the periods indicated:

	Three months ended June 30,
(in millions)	2006	2005	Change
Individual Investments
Individual variable annuities:
The BEST of AMERICA products	$1,116.3	$816.4	37%
Private label annuities	96.7	95.3	1%

Total individual variable annuities	1,213.0	911.7	33%
Individual fixed annuities	45.0	63.4	(29)%
Income products	57.4	44.7	28%
Advisory services program	70.1	63.8	10%

Total Individual Investments	1,385.5	1,083.6	28%

Retirement Plans
Private sector:
The BEST of AMERICA products	348.6	373.5	(7)%
Public sector:
IRC Section 457 annuities	389.0	394.4	(1)%

Total Retirement Plans	737.6	767.9	(4)%

Individual Protection
Corporate-owned life insurance	146.7	142.9	3%
The BEST of AMERICA variable life series	110.1	109.1	1%
Traditional/universal life insurance	84.7	89.1	(5)%

Total Individual Protection	341.5	341.1	—

Total sales	$2,464.6	$2,192.6	12%

See Part I – Financial Information, Item 2 – MD&A – Business Segments for an analysis of sales by product and segment.

The following table summarizes sales by distribution channel for the periods indicated:

	Three months ended June 30,
(in millions)	2006	2005	Change
Non-affiliated:
Independent broker/dealers	$728.8	$679.5	7%
Financial institutions	471.9	338.7	39%
Wirehouse and regional firms	365.6	325.2	12%
Pension plan administrators	110.4	94.7	17%
Life insurance specialists	84.0	104.3	(20)%

Total non-affiliated sales	1,760.7	1,542.4	14%

Affiliated:
NRS	395.5	401.1	(1)%
Nationwide agents	187.7	174.6	8%
TBG Financial	62.7	38.6	62%
NFN producers	58.0	35.9	62%

Total affiliated sales	703.9	650.2	8%

Total sales	$2,464.6	$2,192.6	12%

The increase in total sales primarily was driven by strong sales of the recently introduced Lifetime Income (L.Inc.) and Capital Preservation Plus Lifetime Income (CPPLI) product riders in the Individual Investments segment.

Increased sales in the independent broker/dealers and financial institutions channels were driven by increased variable annuity sales, specifically L.Inc. and CPPLI as mentioned above.

Higher sales through the wirehouse and regional firms channel were driven by increases in sales of variable annuity products with living benefit features.

Higher sales in the NFN producers channel primarily was driven by increased sales of variable annuity and income products.

Year-to-Date – 2006 Compared to 2005

The following table summarizes sales by product and segment for the periods indicated:

	Six months ended June 30,
(in millions)	2006	2005	Change
Individual Investments
Individual variable annuities:
The BEST of AMERICA products	$2,028.8	$1,575.9	29%
Private label annuities	169.7	184.5	(8)%

Total individual variable annuities	2,198.5	1,760.4	25%
Individual fixed annuities	84.0	117.7	(29)%
Income products	114.4	87.6	31%
Advisory services program	132.7	117.0	13%

Total Individual Investments	2,529.6	2,082.7	21%

Retirement Plans
Private sector:
The BEST of AMERICA products	712.2	789.2	(10)%
Public sector:
IRC Section 457 annuities	796.3	768.2	4%

Total Retirement Plans	1,508.5	1,557.4	(3)%

Individual Protection
Corporate-owned life insurance	428.9	377.7	14%
The BEST of AMERICA variable life series	220.2	212.8	3%
Traditional/universal life insurance	164.8	172.2	(4)%

Total Individual Protection	813.9	762.7	7%

Total sales	$4,852.0	$4,402.8	10%

See Part I – Financial Information, Item 2 – MD&A – Business Segments of this report for an analysis of sales by product and segment.

The following table summarizes sales by distribution channel for the periods indicated:

	Six months ended June 30,
(in millions)	2006	2005	Change
Non-affiliated:
Independent broker/dealers	$1,404.0	$1,345.1	4%
Financial institutions	847.5	660.7	28%
Wirehouse and regional firms	688.4	634.3	9%
Life insurance specialists	256.6	230.9	11%
Pension plan administrators	191.5	196.2	(2)%

Total non-affiliated sales	3,388.0	3,067.2	10%

Affiliated:
NRS	806.9	782.1	3%
Nationwide agents	366.3	339.0	8%
TBG Financial	173.1	147.1	18%
NFN producers	117.7	67.4	75%

Total affiliated sales	1,464.0	1,335.6	10%

Total sales	$4,852.0	$4,402.8	10%

The increase in total sales primarily was due to strong sales of variable annuity products in the Individual Investments segment driven by the strong performance of the L.Inc. and CPPLI product riders. Higher COLI sales in the Individual Protection segment also contributed to the increase.

Increased sales in the independent broker/dealers and financial institutions channels were generated from strong variable annuity sales, specifically L.Inc. and CPPLI as mentioned above.

Sales through life insurance specialists increased due to the addition of two large COLI cases during the first quarter of 2006.

Higher sales in the NFN producers channel primarily was driven by increased sales of variable annuity and income products.

Business Segments

Individual Investments

Second Quarter – 2006 Compared to 2005

The following table summarizes selected financial data for the Company’s Individual Investments segment for the periods indicated:

	Three months ended June 30,
(in millions)	2006	2005	Change
Statements of Income Data
Revenues:
Policy charges:
Asset fees	$123.8	$111.1	11%
Administrative fees	4.7	3.4	38%
Surrender fees	13.8	16.1	(14)%

Total policy charges	142.3	130.6	9%
Premiums on income products	34.9	23.1	51%
Net investment income	184.4	207.6	(11)%
Other income	0.8	0.3	167%

Total revenues	362.4	361.6	—

Benefits and expenses:
Interest credited to policyholder account values	126.8	142.0	(11)%
Annuity benefits and claims	49.9	40.7	23%
Amortization of DAC	84.8	70.8	20%
Other operating expenses	50.6	45.7	11%

Total benefits and expenses	312.1	299.2	4%

Pre-tax operating earnings	$50.3	$62.4	(19)%

Other Data
Sales:
Individual variable annuities	$1,213.0	$911.7	33%
Individual fixed annuities	45.0	63.4	(29)%
Income products	57.4	44.7	28%
Advisory services program	70.1	63.8	10%

Total sales	$1,385.5	$1,083.6	28%

Average account values:
General account	$13,596.9	$14,592.5	(7)%
Separate account	36,424.3	33,847.6	8%
Advisory services program	491.6	281.5	75%

Total average account values	$50,512.8	$48,721.6	4%

Pre-tax operating earnings to average account values	0.40%	0.51%

The decrease in pre-tax operating earnings primarily was driven by higher amortization of DAC and annuity benefits and claims and lower interest spread income. Increased asset fees and premiums on income products partially offset the overall decrease.

Higher amortization of DAC primarily was due to higher variable annuity gross profits driven by higher asset levels.

Higher annuity benefits and claims were driven by increased immediate annuity reserves due to growth in sales relative to a year ago. This increase is consistent with the increase in premiums on income products noted below.

The following table summarizes the interest spread on Individual Investments segment average general account values for the period indicated:

	Three months ended June 30,
	2006	2005
Net investment income	5.60%	5.86%
Interest credited	3.73%	3.89%

Interest spread on average general account values	1.87%	1.97%

Interest spread margins declined during the second quarter of 2006 to 187 basis points compared to 197 basis points in the same period a year ago. Included in the current quarter were 9 basis points, or $3.1 million, of income from mortgage loan prepayment penalties and bond call premiums compared to 16 basis points, or $6.0 million, in the same period a year ago. Interest spread income declined primarily due to lower general account assets caused by fixed annuity net outflows.

Asset fees rose due to increases in both average separate account values and the average asset fee rate charged, with approximately equal contributions from each component. Asset fees are calculated daily and charged as a percentage of separate account values. The average variable asset fee rate increased to 1.36% from 1.31% in the prior year quarter as new business sold with higher-risk features and corresponding higher fee rates influenced the overall average rate.

The increase in premiums on income products was due to higher interest rates relative to a year ago, which created a favorable environment for immediate annuity products. The Federal Funds rate was 3.25% at June 30, 2005 compared to 5.25% at June 30, 2006.

Higher sales were driven by the variable annuity business as production rose due to continued strong momentum from the recently introduced L.Inc. and CPPLI product riders and the implementation of more targeted sales processes. L.Inc. and CPPLI accounted for $191.7 and $126.2 of the increase in sales over the second quarter of 2005.

Year-to-Date – 2006 Compared to 2005

The following table summarizes selected financial data for the Company’s Individual Investments segment for the periods indicated:

	Six months ended June 30,
(in millions)	2006	2005	Change
Statements of Income Data
Revenues:
Policy charges:
Asset fees	$246.3	$221.9	11%
Administrative fees	9.2	7.5	23%
Surrender fees	28.7	31.7	(10)%

Total policy charges	284.2	261.1	9%
Premiums on income products	66.4	43.7	52%
Net investment income	379.2	412.7	(8)%
Other income	1.2	0.6	100%

Total revenues	731.0	718.1	2%

Benefits and expenses:
Interest credited to policyholder account values	257.1	280.7	(8)%
Annuity benefits and claims	90.4	72.3	25%
Amortization of DAC	182.4	153.4	19%
Other operating expenses	97.2	90.9	7%

Total benefits and expenses	627.1	597.3	5%

Pre-tax operating earnings	$103.9	$120.8	(14)%

Other Data
Sales:
Individual variable annuities	$2,198.5	$1,760.4	25%
Individual fixed annuities	84.0	117.7	(29)%
Income products	114.4	87.6	31%
Advisory services program	132.7	117.0	13%

Total sales	$2,529.6	$2,082.7	21%

Average account values:
General account	$13,789.6	$14,628.1	(6)%
Separate account	36,076.3	34,126.5	6%
Advisory services program	464.9	253.0	84%

Total average account values	$50,330.8	$49,007.6	3%

Account values as of period end:
Individual variable annuities	$40,746.9	$39,049.8	4%
Individual fixed annuities	6,757.7	7,710.7	(12)%
Income products	1,928.6	1,811.4	7%
Advisory services program	508.1	314.6	62%

Total account values	$49,941.3	$48,886.5	2%

GMDB - Net amount at risk, net of reinsurance	$204.8	$275.4	(26)%
GMDB - Reserves, net of reinsurance	$29.9	$24.8	21%
Pre-tax operating earnings to average account values	0.41%	0.49%

The decrease in pre-tax operating earnings primarily was driven by higher amortization of DAC and annuity benefits and claims and lower interest spread income. Increased asset fees and premiums on income products partially offset the overall decrease.

Higher amortization of DAC primarily was due to higher variable annuity gross profits driven by higher asset levels.

Higher annuity benefits and claims were driven by increased immediate annuity reserves due to growth in sales relative to a year ago. This increase is consistent with the increase in premiums on income products noted below.

The following table summarizes the interest spread on Individual Investments segment average general account values for the periods indicated:

	Six months ended June 30,
	2006	2005
Net investment income	5.68%	5.81%
Interest credited	3.73%	3.84%

Interest spread on average general account values	1.95%	1.97%

Interest spread margins declined during the first six months of 2006 to 195 basis points compared to 197 basis points in the same period a year ago. Included in the current period were 11 basis points, or $7.1 million, of income from mortgage loan prepayment penalties and bond call premiums compared to 18 basis points, or $12.8 million, in the same period a year ago. Interest spread income declined primarily due to lower general account assets caused by fixed annuity net outflows. For the full year 2006, the Company expects interest spread margins to remain relatively stable and projects full year spreads of 190 to 195 basis points, including a nominal level of prepayment activity during the remainder of the year.

Asset fees rose due to increases in both average separate account values and the average asset fee rate charged, with approximately equal contributions from each component. The average variable asset fee rate increased to 1.37% from 1.30% in the comparable prior year period as new business sold with higher-risk features and corresponding higher fee rates influenced the overall average rate.

The increase in premiums on income products was due to higher interest rates relative to a year ago, which created a favorable environment for immediate annuity products.

Higher sales were driven by the variable annuity business as production rose due to continued strong momentum from the recently introduced L.Inc. and CPPLI product riders and the implementation of more targeted sales processes. CPPLI and L.Inc. accounted for $319.1 and $207.3 of the increase in sales over the first six months of 2005.

The following table summarizes selected information about the Company’s deferred individual fixed annuities, including the fixed option of variable annuities, as of June 30, 2006:

	Ratchet		Reset		Market value adjustment (MVA) and other		Total
(dollars in millions)	Account value	Weighted average crediting rate	Account value	Weighted average crediting rate	Account value	Weighted average crediting rate	Account value	Weighted average crediting rate
Minimum interest rate of 3.50% or greater	$—	N/A	$507.3	3.27%	$—	N/A	$507.3	3.27%
Minimum interest rate of 3.00% to 3.49%	2,629.0	4.78%	5,176.1	3.07%	—	N/A	7,805.1	3.65%
Minimum interest rate lower than 3.00%	871.2	3.28%	633.0	3.48%	22.2	3.58%	1,526.4	3.32%
MVA with no minimum interest rate guarantee	—	N/A	—	N/A	1,638.7	3.12%	1,638.7	3.07%

Total deferred individual fixed annuities	$3,500.2	4.41%	$6,316.4	3.13%	$1,660.9	3.13%	$11,477.5	3.50%

Retirement Plans

Second Quarter – 2006 Compared to 2005

The following table summarizes selected financial data for the Company’s Retirement Plans segment for the periods indicated:

	Three months ended June 30,
(in millions)	2006	2005	Change
Statements of Income Data
Revenues:
Policy charges:
Asset fees	$31.5	$32.1	(2) %
Administrative fees	22.4	1.8	NM
Surrender fees	1.2	2.4	(50) %

Total policy charges	55.1	36.3	52%
Net investment income	156.0	157.3	(1)%
Other income	—	0.1	(100)%

Total revenues	211.1	193.7	9%

Benefits and expenses:
Interest credited to policyholder account values	110.3	109.5	1%
Amortization of DAC	10.7	11.0	(3)%
Other operating expenses	45.9	45.8	—

Total benefits and expenses	166.9	166.3	—

Pre-tax operating earnings	$44.2	$27.4	61%

Other Data
Sales:
Private sector	$348.6	$373.5	(7)%
Public sector	389.0	394.4	(1)%

Total sales	$737.6	$767.9	(4)%

Average account values:
General account	$10,713.2	$10,432.8	3%
Separate account	17,181.7	18,524.5	(7)%

Total average account values	$27,894.9	$28,957.3	(4)%

Pre-tax operating earnings to average account values	0.63%	0.38%

The increase in pre-tax operating earnings primarily was driven by higher administrative fees attributable to the withdrawal of funds from a fixed annuity contract, which resulted in an $18.6 million policy adjustment that led to an increase in policy fees.

The following table summarizes the interest spread on Retirement Plans segment average general account values for the periods indicated:

	Three months ended June 30,
	2006	2005
Net investment income	5.83%	6.03%
Interest credited	4.12%	4.20%

Interest spread on average general account values	1.71%	1.83%

Interest spread margins declined during the second quarter of 2006 to 171 basis points compared to 183 basis points in the same period a year ago. Included in the current quarter were 6 basis points, or $1.6 million, of income from mortgage loan prepayment penalties and bond call premiums compared to 16 basis points, or $4.3 million, in the same period a year ago.

Private sector sales decreased due to the declining issuance of group annuity contracts.

Public sector sales declined mainly due to the fixed annuity contract withdrawal mentioned above.

Year-to-Date – 2006 Compared to 2005

The following table summarizes selected financial data for the Company’s Retirement Plans segment for the periods indicated:

	Six months ended June 30,
(in millions)	2006	2005	Change
Statements of Income Data
Revenues:
Policy charges:
Asset fees	$63.3	$65.0	(3)%
Administrative fees	24.9	4.1	NM
Surrender fees	2.6	4.5	(42)%

Total policy charges	90.8	73.6	23%
Net investment income	315.8	319.2	(1)%
Other income	—	0.2	(100)%

Total revenues	406.6	393.0	3%

Benefits and expenses:
Interest credited to policyholder account values	220.9	218.8	1%
Amortization of DAC	20.7	23.3	(11)%
Other operating expenses	89.7	91.6	(2)%

Total benefits and expenses	331.3	333.7	(1)%

Pre-tax operating earnings	$75.3	$59.3	27%

Other Data
Sales:
Private sector	$712.2	$789.2	(10)%
Public sector	796.3	768.2	4%

Total sales	$1,508.5	$1,557.4	(3)%

Average account values:
General account	$10,757.9	$10,334.7	4%
Separate account	17,735.8	18,753.5	(5)%

Total average account values	$28,493.7	$29,088.2	(2)%

Account values as of period end:
Private sector	$12,187.7	$13,787.9	(12)%
Public sector	14,908.2	14,797.6	1%

Total account values	$27,095.9	$28,585.5	(5)%

Pre-tax operating earnings to average account values	0.53%	0.41%

The increase in pre-tax operating earnings primarily was driven by higher administrative fees attributable to the withdrawal of funds from a fixed annuity contract, which resulted in an $18.6 million policy adjustment that led to an increase in policy fees.

The following table summarizes the interest spread on Retirement Plans segment average general account values for the periods indicated:

	Six months ended June 30,
	2006	2005
Net investment income	5.87%	6.18%
Interest credited	4.11%	4.23%

Interest spread on average general account values	1.76%	1.95%

Interest spread margins decreased to 176 basis points in the first six months of 2006 compared to 195 basis points in the same period a year ago. Included in the current period were 7 basis points, or $3.9 million, of income from mortgage loan prepayment penalties and bond call premiums compared to 21 basis points, or $11.0 million, in the same period a year ago. For the full year 2006, the Company expects interest spread margins to increase slightly and projects full year spreads of 180 to 185 basis points, including a nominal level of prepayment activity during the remainder of the year.

Private sector sales decreased due to the declining issuance of group annuity contracts.

Public sector sales growth was due to increased flows from existing cases and higher rates of plan transfers.

Individual Protection

Second Quarter – 2006 Compared to 2005

The following table summarizes selected financial data for the Company’s Individual Protection segment for the periods indicated:

	Three months ended June 30,
(in millions)	2006	2005	Change
Statements of Income Data
Revenues:
Policy charges:
Asset fees	$8.1	$7.1	14%
Cost of insurance charges	69.5	67.3	3%
Administrative fees	15.2	15.6	(3)%
Surrender fees	2.7	3.3	(18)%

Total policy charges	95.5	93.3	2%
Traditional life insurance premiums	41.9	43.7	(4)%
Net investment income	81.7	85.6	(5)%

Total revenues	219.1	222.6	(2)%

Benefits and expenses:
Interest credited to policyholder account values	45.5	47.6	(4)%
Life insurance benefits	62.4	60.7	3%
Policyholder dividends on participating policies	6.0	8.3	(28)%
Amortization of DAC	28.5	25.0	14%
Other operating expenses	31.1	35.9	(13)%

Total benefits and expenses	173.5	177.5	(2)%

Pre-tax operating earnings	$45.6	$45.1	1%

Other Data
Sales:
Corporate-owned life insurance	$146.7	$142.9	3%
The BEST of AMERICA variable life series	110.1	109.1	1%
Traditional/universal life insurance	84.7	89.1	(5)%

Total sales	$341.5	$341.1	—

Pre-tax operating earnings decreased slightly primarily due to lower net investment income and higher amortization of DAC, partially offset by lower other operating expenses and higher cost of insurance charges.

Net investment income declined primarily due to lower yields and a declining level of assets.

Higher amortization of DAC primarily was attributable to increased insurance in force.

The decrease in other operating expenses primarily resulted from higher software capitalization due to a higher spending rate on capitalizable systems development projects compared to the prior year quarter and lower premium taxes.

The improvement in cost of insurance charges was driven by increased universal life business in force and the aging block of individual and corporate investment life business.

Year-to-Date – 2006 Compared to 2005

The following table summarizes selected financial data for the Company’s Individual Protection segment for the periods indicated:

	Six months ended June 30,
(in millions)	2006	2005	Change
Statements of Income Data
Revenues:
Policy charges:
Asset fees	$15.9	$13.5	18%
Cost of insurance charges	139.1	133.9	4%
Administrative fees	32.4	33.5	(3)%
Surrender fees	5.8	6.4	(9)%

Total policy charges	193.2	187.3	3%
Traditional life insurance premiums	87.4	87.7	—
Net investment income	162.6	169.3	(4)%

Total revenues	443.2	444.3	—

Benefits and expenses:
Interest credited to policyholder account values	88.9	91.1	(2)%
Life insurance benefits	126.0	118.7	6%
Policyholder dividends on participating policies	13.6	18.0	(24)%
Amortization of DAC	42.6	48.1	(11)%
Other operating expenses	72.1	71.1	1%

Total benefits and expenses	343.2	347.0	(1)%

Pre-tax operating earnings	$100.0	$97.3	3%

Other Data
Sales:
Corporate-owned life insurance	$428.9	$377.7	14%
The BEST of AMERICA variable life series	220.2	212.8	3%
Traditional/universal life insurance	164.8	172.2	(4)%

Total sales	$813.9	$762.7	7%

Policy reserves as of period end:
Individual investment life insurance	$3,405.2	$3,112.6	9%
Corporate investment life insurance	7,164.8	6,338.1	13%
Traditional life insurance	2,128.6	2,143.6	(1)%
Universal life insurance	1,102.8	1,024.3	8%

Total policy reserves	$13,801.4	$12,618.6	9%

Insurance in force as of period end:
Individual investment life insurance	$38,149.3	$36,928.6	3%
Corporate investment life insurance	24,061.2	23,184.9	4%
Traditional life insurance	19,800.5	20,663.3	(4)%
Universal life insurance	9,180.0	8,569.1	7%

Total insurance in force	$91,191.0	$89,345.9	2%

The increase in pre-tax operating earnings primarily was driven by lower amortization of DAC and higher cost of insurance charges, partially offset by lower net investment income and higher life insurance benefits.

The decrease in amortization of DAC primarily was attributable to lower overall margins as a result of adverse mortality experience and additional amortization on one large COLI case that lapsed in the prior year quarter.

Higher cost of insurance charges were due to increased business in force throughout the segment combined with the aging of the individual life insurance business.

Lower net investment income was due to decreased asset levels and investment yields.

Higher life insurance benefits were due to adverse mortality in both the fixed and investment life businesses, partially offset by a $3.3 million waiver of premium reserve release in fixed life during the first quarter of 2006.

The overall sales improvement primarily was due to higher COLI sales driven by the addition of two large cases that closed during the first quarter of 2006.

Corporate and Other

Second Quarter – 2006 Compared to 2005

The following table summarizes selected financial data for the Company’s Corporate and Other segment for the periods indicated:

	Three months ended June 30,
(in millions)	2006	2005	Change
Statements of Income Data
Operating revenues:
Net investment income	$90.7	$76.8	18%
Other income	(0.4)	—	NM

Total operating revenues	90.3	76.8	18%

Benefits and operating expenses:
Interest credited to policyholder account values	50.5	36.4	39%
Interest expense on debt	15.6	15.9	(2)%
Other operating expenses	3.6	1.4	157%

Total benefits and operating expenses	69.7	53.7	30%

Pre-tax operating earnings	20.6	23.1	(11)%
Net realized losses on investments, hedging instruments and hedged items[1]	(10.5)	(1.3)	NM
Adjustment to amortization of DAC related to net realized losses	1.4	(3.8)	NM

Income from continuing operations before federal income taxes	$11.5	$18.0	(36)%

[1]	Excluding periodic net coupon settlements on non-qualifying derivatives.

Pre-tax operating earnings decreased primarily due to higher other operating expenses, which were driven by an increase in legal expenses.

The Company recorded higher net realized losses on investments, hedging instruments and hedged items during the second quarter of 2006 compared to the prior year primarily due to an increase in gross losses on sales of fixed maturity securities. Due to the rising interest rate environment, the bond market was less favorable in the second quarter of 2006 compared to the same period a year ago.

The following table summarizes net realized losses on investments, hedging instruments and hedged items from continuing operations by source for the periods indicated:

	Three months ended June 30,
(in millions)	2006	2005
Total realized gains on sales, net of hedging losses	$13.9	$8.8
Total realized losses on sales, net of hedging gains	(26.3)	(5.0)
Other-than-temporary and other investment impairments	(3.2)	(5.7)
Credit default swaps	(0.1)	(0.7)
Periodic net coupon settlements on non-qualifying derivatives	0.4	(0.2)
Other derivatives	5.2	1.3

Net realized losses on investments, hedging instruments and hedged items	$(10.1)	$(1.5)

Year-to-Date – 2006 Compared to 2005

The following table summarizes selected financial data for the Company’s Corporate and Other segment for the periods indicated:

	Six months ended June 30,
(in millions)	2006	2005	Change
Statements of Income Data
Operating revenues:
Net investment income	$172.2	$143.2	20%
Other income	0.6	2.0	(70)%

Total operating revenues	172.8	145.2	19%

Benefits and operating expenses:
Interest credited to policyholder account values	96.1	66.9	44%
Interest expense on debt	32.2	31.3	3%
Other operating expenses	5.7	9.9	(42)%

Total benefits and operating expenses	134.0	108.1	24%

Pre-tax operating earnings	38.8	37.1	5%
Net realized (losses) gains on investments, hedging instruments and hedged items[1]	(17.7)	21.5	NM
Adjustment to amortization of DAC related to net realized losses (gains)	6.5	(5.4)	NM

Income from continuing operations before federal income taxes	$27.6	$53.2	(48)%

Other Data
Account values as of period end —
Funding agreements backing medium-term notes	$4,047.4	$4,009.1	1%

[1]	Excluding periodic net coupon settlements on non-qualifying derivatives.

Pre-tax operating earnings were flat. The Company recorded higher net realized losses on investments, hedging instruments and hedged items during the second quarter of 2006 compared to the prior year primarily due to a decline in gross gains and an increase in gross losses on sales of fixed maturity securities. Due to the rising interest rate environment, the bond market was less favorable in the first six months of 2006 compared to the same period a year ago.

The following table summarizes net realized (losses) gains on investments, hedging instruments and hedged items from continuing operations by source for the periods indicated:

	Six months ended June 30,
(in millions)	2006	2005
Total realized gains on sales, net of hedging losses	$24.7	$39.9
Total realized losses on sales, net of hedging gains	(44.1)	(8.0)
Other-than-temporary and other investment impairments	(4.0)	(9.9)
Credit default swaps	(0.3)	(2.4)
Periodic net coupon settlements on non-qualifying derivatives	1.0	(0.3)
Other derivatives	6.0	1.9

Net realized (losses) gains on investments, hedging instruments and hedged items	$(16.7)	$21.2

The Company has a comprehensive portfolio monitoring process for fixed maturity and equity securities to identify and evaluate the necessity of recording impairment losses for other-than-temporary declines in the fair value of investments.

The following table summarizes for the six months ended June 30, 2006 the Company’s largest aggregate losses on sales and write-downs by issuer, the related circumstances giving rise to the losses and the circumstances that may have affected other material investments held:

				June 30, 2006
(in millions)	Fair value at sale (proceeds)	YTD loss on sale	YTD write-downs	Holdings[1]	Net unrealized gain (loss)
U.S. government agency securities that were sold at a loss in 2006. No impairment is necessary on the remaining holdings.	170.2	(3.5)	—	709.6	24.3

U.S. government securities that were sold at a loss in 2006. No impairment is necessary on the remaining holdings.	50.2	(1.5)	—	194.9	2.9

A bank and thrift holding company which offers various financial services to consumers and small businesses in the United States. A portion of the securities was sold in the second quarter of 2006. The Company has the ability and intent to hold the remaining securities to recovery.	47.6	(2.7)	—	131.5	(8.6)

A service company that provides electronic commerce and payment services for businesses and consumers worldwide. A portion of the securities was sold in the first quarter of 2006. The Company has the ability and intent to hold the remaining securities to recovery.	27.1	(1.3)	—	6.8	(0.4)

Total	$295.1	$(9.0)	$—	$1,042.8	$18.2

[1]	Holdings represent amortized cost of fixed maturity securities and cost of equity securities as of the date indicated.

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

Changes in Internal Control Over Financial Reporting

Effective April 1, 2006, the Company implemented a series of new enterprise resource planning (ERP) modules, including a new general ledger and chart of accounts and new consolidation, reporting and purchasing tools. The introduction of these new ERP modules and the related workflow changes resulted in changes to many of the Company’s financial reporting controls and procedures. Such changes were identified and planned prior to their introduction into the Company’s internal controls over financial reporting. Following implementation, these new controls were validated according to the Company’s established processes. The integration of the ERP modules and related workflow changes will continue throughout 2006 and may result in further changes to the Company’s financial reporting controls and procedures.

The system changes were undertaken to standardize accounting systems, improve management reporting and consolidate accounting functions for the Company, its subsidiaries and affiliates, and were not undertaken in response to any actual or perceived significant deficiencies in the Company’s internal control over financial reporting. There have been no other changes during the Company’s second fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1 LEGAL PROCEEDINGS

See Part 1 – Financial Information, Item 1 – Unaudited Condensed Consolidated Financial Statements, Note 7 – Contingencies – Legal Matters for a discussion of legal proceedings.

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

NATIONWIDE LIFE INSURANCE COMPANY
(Registrant)

Date: August 3, 2006	/s/ Timothy G. Frommeyer
Timothy G. Frommeyer, Senior Vice President – Chief Financial Officer (Principal Financial Officer and Duly Authorized Officer)