Form 10-Q
period 2006-09-30
NATIONWIDE LIFE INSURANCE CO
filed 2006-11-03
CIK 205695

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2006

or

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

Yes  ☐    No  ☒

No established published trading market exists for the registrant’s common stock, par value $1.00 per share. As of October 27, 2006, 3,814,779 shares of the registrant’s common stock were outstanding, all of which are held by Nationwide Financial Services, Inc.

The Registrant meets the conditions set forth in General Instruction H(1)(a) and (b) of Form 10-Q and is therefore filing this Form in the reduced disclosure format.

NATIONWIDE LIFE INSURANCE COMPANY AND SUBSIDIARIES

FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2006

PART I – FINANCIAL INFORMATION

ITEM 1 CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NATIONWIDE LIFE INSURANCE COMPANY AND SUBSIDIARIES

(a wholly-owned subsidiary of Nationwide Financial Services, Inc.)

Condensed Consolidated Statements of Income

(Unaudited)

(in millions)

	Three months ended September 30,		Nine months ended September 30,
	2006	2005	2006	2005
Revenues:
Policy charges	$277.8	$268.7	$846.0	$790.7
Traditional life insurance and immediate annuity premiums	76.2	58.9	230.0	190.3
Net investment income	516.9	534.3	1,546.7	1,578.7
Net realized gains (losses) on investments, hedging instruments and hedged items	10.5	(15.1)	(6.2)	6.1
Other income	(1.5)	0.6	(0.7)	1.5

Total revenues	879.9	847.4	2,615.8	2,567.3

Benefits and expenses:
Interest credited to policyholder account values	335.8	338.5	998.8	996.0
Life insurance and annuity benefits	112.7	91.1	329.1	282.1
Policyholder dividends on participating policies	7.3	6.9	20.9	24.9
Amortization of deferred policy acquisition costs	105.2	115.9	344.4	345.9
Interest expense on debt, primarily with Nationwide Financial Services, Inc. (NFS)	15.8	17.4	48.0	48.7
Other operating expenses	122.1	135.3	386.8	396.8

Total benefits and expenses	698.9	705.1	2,128.0	2,094.4

Income from continuing operations before federal income tax expense (benefit)	181.0	142.3	487.8	472.9
Federal income tax expense (benefit)	50.8	(13.1)	2.8	70.3

Net income	$130.2	$155.4	$485.0	$402.6

See accompanying notes to condensed consolidated financial statements.

NATIONWIDE LIFE INSURANCE COMPANY AND SUBSIDIARIES

(a wholly-owned subsidiary of Nationwide Financial Services, Inc.)

Condensed Consolidated Balance Sheets

(in millions, except per share amounts)

	September 30, 2006	December 31, 2005
	(Unaudited)
Assets
Investments:
Securities available-for-sale, at fair value:
Fixed maturity securities (cost $25,446.8 in 2006; $26,958.9 in 2005)	$25,561.7	$27,198.1
Equity securities (cost $27.2 in 2006; $35.1 in 2005)	33.1	42.1
Mortgage loans on real estate, net	8,239.4	8,458.9
Real estate, net	82.2	84.9
Policy loans	630.1	604.7
Other long-term investments	627.0	641.5
Short-term investments, including amounts managed by a related party	1,534.7	1,596.6

Total investments	36,708.2	38,626.8

Cash	2.5	0.9
Accrued investment income	359.0	344.0
Deferred policy acquisition costs	3,692.5	3,597.9
Other assets	2,022.3	1,699.1
Assets held in separate accounts	62,893.6	62,689.8

Total assets	$105,678.1	$106,958.5

Liabilities and Shareholder’s Equity
Liabilities:
Future policy benefits and claims	$34,415.2	$35,941.1
Short-term debt	78.6	242.3
Long-term debt, payable to NFS	700.0	700.0
Other liabilities	3,103.1	3,130.1
Liabilities related to separate accounts	62,893.6	62,689.8

Total liabilities	101,190.5	102,703.3

Shareholder’s equity:
Common stock, $1 par value; authorized - 5.0 shares; issued and outstanding - 3.8 shares	3.8	3.8
Additional paid-in capital	274.4	274.4
Retained earnings	4,158.4	3,883.4
Accumulated other comprehensive income	51.0	93.6

Total shareholder’s equity	4,487.6	4,255.2

Total liabilities and shareholder’s equity	$105,678.1	$106,958.5

See accompanying notes to condensed consolidated financial statements.

NATIONWIDE LIFE INSURANCE COMPANY AND SUBSIDIARIES

(a wholly-owned subsidiary of Nationwide Financial Services, Inc.)

Condensed Consolidated Statements of Changes in Shareholder’s Equity

Nine Months Ended September 30, 2006 and 2005

(Unaudited)

(in millions)

	Common stock	Additional paid-in capital	Retained earnings	Accumulated other comprehensive income	Total shareholder’s equity

Balance as of December 31, 2004	$3.8	$274.4	$3,543.9	$393.8	$4,215.9

Comprehensive income:
Net income	—	—	402.6	—	402.6
Other comprehensive loss, net of taxes	—	—	—	(214.2)	(214.2)

Total comprehensive income					188.4

Dividends to NFS	—	—	(75.0)	—	(75.0)

Balance as of September 30, 2005	$3.8	$274.4	$3,871.5	$179.6	$4,329.3

Balance as of December 31, 2005	$3.8	$274.4	$3,883.4	$93.6	$4,255.2

Comprehensive income:
Net income	—	—	485.0	—	485.0
Other comprehensive loss, net of taxes	—	—	—	(42.6)	(42.6)

Total comprehensive income					442.4

Dividends to NFS	—	—	(210.0)	—	(210.0)

Balance as of September 30, 2006	$3.8	$274.4	$4,158.4	$51.0	$4,487.6

See accompanying notes to condensed consolidated financial statements.

NATIONWIDE LIFE INSURANCE COMPANY AND SUBSIDIARIES

(a wholly-owned subsidiary of Nationwide Financial Services, Inc.)

Condensed Consolidated Statements of Cash Flows

(Unaudited)

(in millions)

	Nine months ended September 30,
	2006	2005
Cash flows from operating activities:
Net income	$485.0	$402.6
Adjustments to reconcile net income to net cash provided by operating activities:
Net realized losses (gains) on investments, hedging instruments and hedged items	6.2	(6.1)
Interest credited to policyholder account values	998.8	996.0
Capitalization of deferred policy acquisition costs	(407.3)	(345.3)
Amortization of deferred policy acquisition costs	344.4	345.9
Amortization and depreciation	40.3	49.4
(Increase) decrease in other assets	(413.2)	254.9
Increase (decrease) in policy and other liabilities	436.2	(382.7)
Other, net	—	(35.9)

Net cash provided by operating activities	1,490.4	1,278.8

Cash flows from investing activities:
Proceeds from maturity of securities available-for-sale	3,666.1	3,863.2
Proceeds from sale of securities available-for-sale	2,156.6	2,252.9
Proceeds from repayments of mortgage loans on real estate	1,777.2	1,850.2
Cost of securities available-for-sale acquired	(4,350.0)	(5,570.1)
Cost of mortgage loans on real estate originated or acquired	(1,561.8)	(1,699.2)
Net decrease (increase) in short-term investments	59.3	(84.7)
Collateral (paid) received – securities lending, net	(296.7)	87.6
Other, net	29.3	(627.7)

Net cash provided by investing activities	1,480.0	72.2

Cash flows from financing activities:
Net (decrease) increase in short-term debt	(163.7)	167.2
Net proceeds from issuance of long-term debt	—	6.6
Cash dividends paid to NFS	(210.0)	(75.0)
Investment and universal life insurance product deposits	1,625.4	1,561.8
Investment and universal life insurance product withdrawals	(4,220.5)	(3,026.0)

Net cash used in financing activities	(2,968.8)	(1,365.4)

Net increase (decrease) in cash	1.6	(14.4)
Cash, beginning of period	0.9	15.5

Cash, end of period	$2.5	$1.1

See accompanying notes to condensed consolidated financial statements.

NATIONWIDE LIFE INSURANCE COMPANY AND SUBSIDIARIES

(a wholly-owned subsidiary of Nationwide Financial Services, Inc.)

Notes to Condensed Consolidated Financial Statements (Unaudited)

September 30, 2006 and 2005

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

(2)	Summary of Significant Accounting Policies

A complete summary of the Company’s significant accounting policies is included in Note 2 to the audited consolidated financial statements included in the Company’s 2005 Annual Report on Form 10-K. During the quarter ended September 30, 2006, there have been no material changes to these policies.

(3)	Recently Issued Accounting Standards

In September 2006, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans – an amendment of FASB Statements No. 87, 88, 106, and 132(R) (SFAS 158). SFAS 158 requires an employer to recognize the overfunded or underfunded status of a defined benefit postretirement plan (other than a multiemployer plan) as an asset or liability on its balance sheet and to recognize changes in that funded status in the year in which the changes occur through comprehensive income. SFAS 158 also requires an employer to measure the funded status of a plan as of the date of its year-end balance sheet, with limited exceptions. An employer with publicly traded equity securities is required to initially recognize the funded status of a defined benefit postretirement plan and to provide the required disclosures as of the end of the fiscal year ending after December 15, 2006. The requirement to measure plan assets and benefit obligations as of the date of the employer’s fiscal year-end balance sheet is effective for fiscal years ending after December 15, 2008. If in the last quarter of the preceding fiscal year an employer enters into a transaction that results in a settlement or experiences an event that causes a curtailment of the plan, the related gain or loss pursuant to Statement 88 or 106 is required to be recognized in earnings that quarter. Earlier application of the recognition or measurement date provisions is encouraged; however, early application must be for all of an employer’s benefit plans. Retrospective application of SFAS 158 is not permitted. The Company currently is evaluating the impact of adopting SFAS 158.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (SFAS 157). SFAS 157 provides enhanced guidance for using fair value to measure assets and liabilities. SFAS 157 also provides guidance regarding the extent to which companies measure assets and liabilities at fair value, the information used to measure fair value, and the effect of fair value measurements on earnings. SFAS 157 applies whenever other standards require (or permit) assets or liabilities to be measured at fair value but does not expand the use of fair value in any new circumstances. SFAS 157 is effective for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years, with early adoption permitted. SFAS 157 is not expected to have a material impact on the Company’s financial position or results of operations upon adoption.

NATIONWIDE LIFE INSURANCE COMPANY AND SUBSIDIARIES

(a wholly-owned subsidiary of Nationwide Financial Services, Inc.)

Notes to Condensed Consolidated Financial Statements (Unaudited), Continued

September 30, 2006 and 2005

In September 2006, the United States Securities and Exchange Commission (SEC) issued Staff Accounting Bulletin No. 108 (SAB 108). SAB 108 addresses how the effects of prior year uncorrected misstatements should be considered when quantifying misstatements in current-year financial statements. SAB 108 requires registrants to quantify misstatements using both the balance sheet and income-statement approaches and to evaluate whether either approach results in quantifying an error that is material in light of relevant quantitative and qualitative factors. SAB 108 does not change the SEC’s previous guidance in SAB No. 99 on evaluating the materiality of misstatements. A registrant applying the new guidance for the first time that identifies material errors in existence at the beginning of the first fiscal year ending after November 15, 2006, may correct those errors through a one-time cumulative effect adjustment to beginning-of-year retained earnings. The cumulative effect alternative is available only if the application of the new guidance results in a conclusion that a material error exists as of the beginning of the first fiscal year ending after November 15, 2006, and those misstatements were determined to be immaterial based on a proper application of the registrant’s previous method for quantifying misstatements. Because of the beginning-of-year recognition of the cumulative effect adjustment, misstatements occurring in the year of adoption cannot be included in that adjustment. The cumulative effect adjustment may be reflected in a Form 10-K for the year of adoption or, if early adoption is chosen, the adjustment may be reflected in any Form 10-Q filed after issuance of SAB 108. SAB 108 requires the following disclosures if a cumulative effect adjustment is recorded: the nature and amount of each individual error included in the cumulative effect adjustment; when and how each error arose; and the fact that the errors had previously been considered immaterial. The cumulative effect adjustment is available only for prior-year uncorrected misstatements. The adjustment should not include amounts related to changes in accounting estimates. SAB 108 is not expected to have a material impact on the Company’s financial position or results of operations.

In June 2006, the FASB issued FASB Interpretation (FIN) No. 48, Accounting for Uncertainty in Income Taxes, an Interpretation of FASB Statement No. 109, Accounting for Income Taxes (FIN 48). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB Statement No. 109, Accounting for Income Taxes. FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. The Company plans to adopt FIN 48 effective January 1, 2007. The Company is currently unable to quantify the impact of adopting FIN 48.

In March 2006, the FASB issued SFAS No. 156, Accounting for Servicing of Financial Assets (SFAS 156). SFAS 156 amends SFAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities (SFAS 140). SFAS 156 requires that all separately recognized servicing assets and servicing liabilities be initially measured at fair value, if practicable. SFAS 156 permits, but does not require, the subsequent measurement of separately recognized servicing assets and servicing liabilities at fair value. An entity that uses derivative instruments to mitigate the risks inherent in servicing assets and servicing liabilities is required to account for those derivative instruments at fair value. Under SFAS 156, an entity can elect subsequent fair value measurement to account for its separately recognized servicing assets and servicing liabilities. By electing that option, an entity may simplify its accounting because SFAS 156 permits income statement recognition of the potential offsetting changes in fair value of those servicing assets and servicing liabilities and derivative instruments in the same accounting period. SFAS 156 is effective for fiscal years beginning after September 15, 2006, with early adoption permitted. The Company plans to adopt SFAS 156 effective January 1, 2007. SFAS 156 is not expected to have a material impact on the Company’s financial position or results of operations upon adoption.

NATIONWIDE LIFE INSURANCE COMPANY AND SUBSIDIARIES

(a wholly-owned subsidiary of Nationwide Financial Services, Inc.)

Notes to Condensed Consolidated Financial Statements (Unaudited), Continued

September 30, 2006 and 2005

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

Through June 2006, the Company’s federal income tax returns for tax years 2000-2002 were under Internal Revenue Service (IRS) examination pursuant to a routine audit. In accordance with its regular practice, management established tax reserves representing its best estimate of additional amounts the Company could be required to pay if certain positions it has taken are challenged and ultimately denied by the IRS with respect to these tax years. These reserves are reviewed regularly and are adjusted as events occur that management believes impacts the Company’s liability for additional taxes, such as lapsing of applicable statutes of limitations; conclusion of tax audits or substantial agreement on the deductibility/non-deductibility of uncertain items; additional exposure based on current calculations; identification of new issues; release of administrative guidance; or rendering of a court decision affecting a particular tax issue. A significant component of the Company’s tax reserve was related to the separate account dividends received deduction (DRD).

NATIONWIDE LIFE INSURANCE COMPANY AND SUBSIDIARIES

(a wholly-owned subsidiary of Nationwide Financial Services, Inc.)

Notes to Condensed Consolidated Financial Statements (Unaudited), Continued

September 30, 2006 and 2005

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

During the third quarter of 2006, the Company recorded $7.8 million of net expense adjustments primarily related to differences between the 2005 estimated tax liability and the amounts reported on the Company’s 2005 tax returns.

During the third quarter of 2005, the Company refined its separate account DRD estimation process. As a result, the Company identified and recorded additional federal income tax benefits and recoverables in the amount of $42.6 million related to all tax years (2000 – 2005) that were open at that time. In addition, the Company recorded $5.6 million of net benefit adjustments primarily related to differences between the 2004 estimated tax liability and the amounts reported on the Company’s 2004 tax returns.

Total federal income tax (benefit) expense differs from the amount computed by applying the U.S. federal income tax rate to income from continuing operations before federal income tax (benefit) expense as follows for the periods indicated:

	Three months ended September 30,
	2006		2005
(in millions)	Amount	%	Amount	%
Computed (expected) tax expense	$63.3	35.0	$49.8	35.0
Tax exempt interest and DRD	(10.5)	(5.8)	(62.6)	(44.0)
Other, net	(2.0)	(1.1)	(0.3)	(0.2)

Total	$50.8	28.1	$(13.1)	(9.2)

	Nine months ended September 30,
	2006		2005
(in millions)	Amount	%	Amount	%
Computed (expected) tax expense	$170.7	35.0	$165.5	35.0
Reserve release	(110.9)	(22.7)	—	—
Tax exempt interest and DRD	(44.3)	(9.1)	(86.7)	(18.3)
Other, net	(12.7)	(2.6)	(8.5)	(1.8)

Total	$2.8	0.6	$70.3	14.9

NATIONWIDE LIFE INSURANCE COMPANY AND SUBSIDIARIES

(a wholly-owned subsidiary of Nationwide Financial Services, Inc.)

Notes to Condensed Consolidated Financial Statements (Unaudited), Continued

September 30, 2006 and 2005

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

The following table summarizes the Company’s other comprehensive (loss) income, before and after federal income tax benefit (expense), for the periods indicated:

	Three months ended September 30,		Nine months ended September 30,
(in millions)	2006	2005	2006	2005
Net unrealized gains (losses) on securities available-for-sale arising during the period:
Net unrealized gains (losses) before adjustments	$505.0	$(483.6)	$(131.0)	$(503.9)
Net adjustment to deferred policy acquisition costs	(121.8)	135.6	31.7	134.2
Net adjustment to future policy benefits and claims	(31.2)	58.2	25.2	22.4
Related federal income tax (expense) benefit	(123.3)	101.5	25.9	121.6

Net unrealized gains (losses)	228.7	(188.3)	(48.2)	(225.7)

Reclassification adjustment for net realized (gains) losses on securities available-for-sale realized during the period:
Net unrealized (gains) losses	(13.2)	8.9	5.6	(14.7)

Related federal income tax benefit expense (benefit)	4.6	(3.2)	(2.0)	5.1

Net reclassification adjustment	(8.6)	5.7	3.6	(9.6)

Other comprehensive income (loss) on securities available-for-sale	220.1	(182.6)	(44.6)	(235.3)

Accumulated net holding gains on cash flow hedges:
Unrealized holding gains	1.1	3.6	3.1	32.4
Related federal income tax expense	(0.4)	(1.2)	(1.1)	(11.3)

Other comprehensive income on cash flow hedges	0.7	2.4	2.0	21.1

Total other comprehensive income (loss)	$220.8	$(180.2)	$(42.6)	$(214.2)

Adjustments for net realized gains and losses on the ineffective portion of cash flow hedges were immaterial during the three and nine month periods ended September 30, 2006 and 2005.

NATIONWIDE LIFE INSURANCE COMPANY AND SUBSIDIARIES

(a wholly-owned subsidiary of Nationwide Financial Services, Inc.)

Notes to Condensed Consolidated Financial Statements (Unaudited), Continued

September 30, 2006 and 2005

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

The following table summarizes the components of net periodic benefit cost for the NMIC pension plan as a whole, including amounts not related to the Company, for the periods indicated:

	Three months ended September 30,		Nine months ended September 30,
(in millions)	2006	2005	2006	2005
Service cost	$37.9	$33.6	$113.9	$100.7
Interest cost	36.2	33.7	108.4	101.1
Expected return on plan assets	(52.0)	(43.0)	(155.9)	(129.1)
Recognized net actuarial loss	4.1	0.9	12.5	2.8
Amortization of prior service cost	1.1	1.1	3.4	3.4
Amortization of unrecognized transition asset	—	(0.3)	—	(0.9)

Net periodic benefit cost	$27.3	$26.0	$82.3	$78.0

NMIC and all participating employers, including the Company, expect to contribute $120.0 million to the pension plan during 2006. Through September 30, 2006, $90.0 million had been contributed, all by NMIC. Additional contributions to the plan totaling $30.0 million are anticipated for the remainder of the year, including $16.2 million by the Company. Tax planning strategies influence the timing of plan contributions.

(7)	Contingencies

Legal Matters

The Company is a party to litigation and arbitration proceedings in the ordinary course of its business. It is often not possible to determine the ultimate outcome of the pending investigations and legal proceedings or to provide reasonable ranges of potential losses with any degree of certainty. Some matters, including certain of those referred to below, are in very preliminary stages, and the Company does not have sufficient information to make an assessment of the plaintiffs’ claims for liability or damages. In some of the cases seeking to be certified as class actions, the court has not yet decided whether a class will be certified or (in the event of certification) the size of the class and class period. In many of the cases, the plaintiffs are seeking undefined amounts of damages or other relief, including punitive damages and equitable remedies, which are difficult to quantify and cannot be defined based on the information currently available. The Company does not believe, based on information currently known by management, that the outcomes of such pending investigations and legal proceedings are likely to have a material adverse effect on the Company’s consolidated financial position. However, given the large and/or indeterminate amounts sought in certain of these matters and inherent unpredictability of litigation, it is possible that an adverse outcome in certain matters could have a material adverse effect on the Company’s consolidated financial results in a particular quarterly or annual period.

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

September 30, 2006 and 2005

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

In addition, state and federal regulators have commenced investigations or other proceedings relating to compensation and bidding arrangements and possible anti-competitive activities between insurance producers and brokers and issuers of insurance products, and unsuitable sales and replacements by producers on behalf of the issuer. Also under investigation are compensation and revenue sharing arrangements between the issuers of variable insurance contracts and mutual funds or their affiliates, the use of side agreements and finite reinsurance agreements, funding agreements issued to back medium-term note (MTN) programs as well as recordkeeping and retention compliance by broker/dealers. Related investigations and proceedings may be commenced in the future. The Company and/or its affiliates have been contacted by or received subpoenas from state and federal regulatory agencies, state securities law regulators and state attorneys general for information relating to certain of these investigations, including those relating to compensation, revenue sharing and bidding arrangements, anti-competitive activities, unsuitable sales or replacement practices, the use of side agreements and finite reinsurance agreements, and funding agreements backing the MTN program of NLIC. The Company is cooperating with regulators in connection with these inquiries and will cooperate with NMIC in responding to these inquiries to the extent that any inquiries encompass NMIC’s operations.

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

On February 11, 2005, NLIC was named in a class action lawsuit filed in Common Pleas Court, Franklin County, Ohio entitled Michael Carr v. Nationwide Life Insurance Company. The complaint seeks recovery for breach of contract, fraud by omission, violation of the Ohio Deceptive Trade Practices Act and unjust enrichment. The complaint also seeks unspecified compensatory damages, disgorgement of all amounts in excess of the guaranteed maximum premium and attorneys’ fees. On February 2, 2006, the Court granted the plaintiff’s motion for class certification on the breach of contract and unjust enrichment claims. The Court certified a class consisting of all residents of the United States and the Virgin Islands who, during the Class Period, paid premiums on a modal basis to NLIC for term life insurance policies issued by NLIC during the Class Period that provide for guaranteed maximum premiums, excluding certain specified products. Excluded from the class are NLIC; any parent, subsidiary or affiliate of NLIC; all employees, officers and directors of NLIC; and any justice, judge or magistrate judge of the State of Ohio who may hear the case. The Class Period is from February 10, 1990 through February 2, 2006, the date the class was certified. The parties are currently engaged in discovery. NLIC continues to defend this lawsuit vigorously.

NATIONWIDE LIFE INSURANCE COMPANY AND SUBSIDIARIES

(a wholly-owned subsidiary of Nationwide Financial Services, Inc.)

Notes to Condensed Consolidated Financial Statements (Unaudited), Continued

September 30, 2006 and 2005

On April 13, 2004, NLIC was named in a class action lawsuit filed in Circuit Court, Third Judicial Circuit, Madison County, Illinois, entitled Woodbury v. Nationwide Life Insurance Company. NLIC removed this case to the United States District Court for the Southern District of Illinois on June 1, 2004. On December 27, 2004, the case was transferred to the United States District Court for the District of Maryland and included in the multi-district proceeding entitled In Re Mutual Funds Investment Litigation. In response, on May 13, 2005, the plaintiff filed a First Amended Complaint purporting to represent, with certain exceptions, a class of all persons who held (through their ownership of an NLIC annuity or insurance product) units of any NLIC sub-account invested in mutual funds that included foreign securities in their portfolios and that experienced market timing or stale price trading activity. The First Amended Complaint purports to disclaim, with respect to market timing or stale price trading in NLIC’s annuities sub-accounts, any allegation based on NLIC’s untrue statement, failure to disclose any material fact, or usage of any manipulative or deceptive device or contrivance in connection with any class member’s purchases or sales of NLIC annuities or units in annuities sub-accounts. The plaintiff claims, in the alternative, that if NLIC is found with respect to market timing or stale price trading in its annuities sub-accounts, to have made any untrue statement, to have failed to disclose any material fact or to have used or employed any manipulative or deceptive device or contrivance, then the plaintiff purports to represent a class, with certain exceptions, of all persons who, prior to NLIC’s untrue statement, omission of material fact, use or employment of any manipulative or deceptive device or contrivance, held (through their ownership of an NLIC annuity or insurance product) units of any NLIC sub-account invested in mutual funds that included foreign securities in their portfolios and that experienced market timing activity. The First Amended Complaint alleges common law negligence and seeks to recover damages not to exceed $75,000 per plaintiff or class member, including all compensatory damages and costs. On June 1, 2006, the District Court granted NLIC’s motion to dismiss the plaintiff’s complaint. On June 30, 2006, the plaintiff filed a notice with the Fourth Circuit Court of Appeals of its intent to appeal the District Court’s decision. NLIC continues to defend this lawsuit vigorously.

On January 21, 2004, NLIC, Nationwide Life Insurance Company of America (NLICA), Nationwide Life and Annuity Insurance Company (NLAIC), NFS and Nationwide Financial Corporation (collectively referred to as the Companies) were named in a lawsuit filed in the United States District Court for the Northern District of Mississippi entitled United Investors Life Insurance Company v. Nationwide Life Insurance Company and/or Nationwide Life Insurance Company of America and/or Nationwide Life and Annuity Insurance Company and/or Nationwide Life and Annuity Company of America and/or Nationwide Financial Services, Inc. and/or Nationwide Financial Corporation, and John Does A-Z. In its complaint, the plaintiff alleges that the Companies and/or their affiliated life insurance companies caused the replacement of variable insurance policies and other financial products issued by United Investors with policies issued by the Companies. The plaintiff raises claims for (1) violations of the Federal Lanham Act, and common law unfair competition and defamation; (2) tortious interference with the plaintiff’s contractual relationship with Waddell & Reed, Inc. and/or its affiliates, Waddell & Reed Financial, Inc., Waddell & Reed Financial Services, Inc. and W&R Insurance Agency, Inc., or with the plaintiff’s contractual relationships with its variable policyholders; (3) civil conspiracy; and (4) breach of fiduciary duty. The complaint seeks compensatory damages, punitive damages, pre- and post-judgment interest, a full accounting, a constructive trust and costs and disbursements, including attorneys’ fees. On December 30, 2005, the Companies filed a motion for summary judgment. On June 15, 2006, the District Court granted the Companies’ motion for summary judgment on all grounds and dismissed the plaintiff’s entire case with prejudice. On June 26, 2006, the plaintiff filed a notice with the Fifth Circuit Court of Appeals of its intent to appeal the District Court’s decision. The Companies continue to defend this lawsuit vigorously.

On October 31, 2003, NLIC and NLAIC were named in a lawsuit seeking class action status filed in the United States District Court for the District of Arizona. The suit, entitled Robert Helman et al v. Nationwide Life Insurance Company et al, challenges the sale of deferred annuity products for use as investments in tax-deferred contributory retirement plans. On April 8, 2004, the plaintiff filed an amended class action complaint on behalf of all persons who purchased an individual variable deferred annuity contract or a certificate to a group variable annuity contract issued by NLIC or NLAIC, which were allegedly used to fund certain tax-deferred retirement plans. The amended class action complaint seeks unspecified compensatory damages. On July 27, 2004, the District Court granted the motion to dismiss filed by NLIC and NLAIC. On June 7, 2006, the Ninth Circuit affirmed the order of the District Court dismissing the plaintiff’s complaint, and judgment was entered in favor of defendants NLIC and NLAIC. The time for the plaintiff to seek reconsideration by the appellate court or petition the United States Supreme Court for review has expired.

NATIONWIDE LIFE INSURANCE COMPANY AND SUBSIDIARIES

(a wholly-owned subsidiary of Nationwide Financial Services, Inc.)

Notes to Condensed Consolidated Financial Statements (Unaudited), Continued

September 30, 2006 and 2005

On August 15, 2001, NFS and NLIC were named in a lawsuit filed in the United States District Court for the District of Connecticut entitled Lou Haddock, as trustee of the Flyte Tool & Die, Incorporated Deferred Compensation Plan, et al v. Nationwide Financial Services, Inc. and Nationwide Life Insurance Company. Currently, the plaintiffs’ fifth amended complaint, filed March 21, 2006, purports to represent a class of qualified retirement plans under the Employee Retirement Income Security Act of 1974, as amended (ERISA), that purchased variable annuities from NLIC. The plaintiffs allege that they invested ERISA plan assets in their variable annuity contracts and that NLIC and NFS breached ERISA fiduciary duties by allegedly accepting service payments from certain mutual funds. The complaint seeks disgorgement of some or all of the payments allegedly received by NLIC and NFS, other unspecified relief for restitution, declaratory and injunctive relief, and attorneys’ fees. To date, the District Court has rejected the plaintiffs’ request for certification of the alleged class. NLIC and NFS’ motion to dismiss the plaintiffs’ fifth amended complaint is currently pending before the court. NLIC and NFS continue to defend this lawsuit vigorously.

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

Since 2001, the Company has sold $615.4 million of credit enhanced equity interests in Low-Income-Housing Tax Credit Funds (Tax Credit Funds) to unrelated third parties. The Company has guaranteed cumulative after-tax yields to the third party investors ranging from 3.75% to 5.25% over periods ending between 2002 and 2022. As of September 30, 2006, the Company held guarantee reserves totaling $6.3 million on these transactions. These guarantees are in effect for periods of approximately 15 years each. The Tax Credit Funds provide a stream of tax benefits to the investors that will generate a yield and return of capital. If the tax benefits are not sufficient to provide these cumulative after-tax yields, then the Company must fund any shortfall, which is mitigated by stabilization collateral set aside by the Company at the inception of the transactions. The maximum amount of undiscounted future payments that the Company could be required to pay the investors under the terms of the guarantees is $1.33 billion. The Company does not anticipate making any payments related to these guarantees.

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

NATIONWIDE LIFE INSURANCE COMPANY AND SUBSIDIARIES

(a wholly-owned subsidiary of Nationwide Financial Services, Inc.)

Notes to Condensed Consolidated Financial Statements (Unaudited), Continued

September 30, 2006 and 2005

(9)	Variable Interest Entities

As of September 30, 2006 and December 31, 2005, the Company had relationships with 18 and 19 variable interest entities (VIEs), respectively, each of which the Company was the primary beneficiary. Each VIE is a conduit that assists the Company in structured product transactions involving the sale of Tax Credit Funds to third party investors for which the Company provides guaranteed returns (see Note 8). The results of operations and financial position of these VIEs are included along with corresponding minority interest liabilities in the accompanying condensed consolidated financial statements.

VIE net assets were $440.6 million as of September 30, 2006 and December 31, 2005, respectively. The following table summarizes the components of net assets as of the dates indicated:

(in millions)	September 30, 2006	December 31, 2005
Mortgage loans on real estate	$—	$31.5
Other long-term investments	441.6	478.6
Short-term investments	34.3	42.3
Other assets	40.1	41.3
Short-term debt	—	(32.6)
Other liabilities	(75.4)	(120.5)

The Company’s total loss exposure from VIEs of which the Company is the primary beneficiary was immaterial as of September 30, 2006 and December 31, 2005 (except for the impact of guarantees disclosed in Note 8).

In addition to the VIEs described above, the Company holds variable interests, in the form of limited partnerships or similar investments, in Tax Credit Funds of which the Company is not the primary beneficiary. These investments have been held by the Company for periods of 1 to 10 years and allow the Company to utilize certain tax credits and realize other tax benefits from affordable housing projects. The Company also has certain investments in other securitization transactions that qualify as VIEs, but of which the Company is not the primary beneficiary. The total exposure to loss on these VIEs was $69.2 million and $53.9 million as of September 30, 2006 and December 31, 2005, respectively.

NATIONWIDE LIFE INSURANCE COMPANY AND SUBSIDIARIES

(a wholly-owned subsidiary of Nationwide Financial Services, Inc.)

Notes to Condensed Consolidated Financial Statements (Unaudited), Continued

September 30, 2006 and 2005

(10)	Segment Information

Management views the Company’s business primarily based on its underlying products and uses this basis to define its four reportable segments: Individual Investments, Retirement Plans, Individual Protection, and Corporate and Other.

The primary segment profitability measure that management uses is pre-tax operating earnings, which is calculated by adjusting income from continuing operations before federal income taxes to exclude: (1) net realized gains and losses on investments, hedging instruments and hedged items, except for periodic net coupon settlements on non-qualifying derivatives and net realized gains and losses related to securitizations; and (2) the adjustment to amortization of DAC related to net realized gains and losses.

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

NATIONWIDE LIFE INSURANCE COMPANY AND SUBSIDIARIES

(a wholly-owned subsidiary of Nationwide Financial Services, Inc.)

Notes to Condensed Consolidated Financial Statements (Unaudited), Continued

September 30, 2006 and 2005

The following tables summarize the Company’s business segment operating results for the periods indicated:

	Three months ended September 30, 2006
(in millions)	Individual Investments	Retirement Plans	Individual Protection	Corporate and Other	Total
Revenues:
Policy charges	$143.8	$34.2	$99.8	$—	$277.8
Traditional life insurance and immediate annuity premiums	37.4	—	38.8	—	76.2
Net investment income	188.6	160.4	83.0	84.9	516.9
Net realized gains on investments, hedging instruments and hedged items[1]	—	—	—	7.0	7.0
Other income	0.4	—	—	1.6	2.0

Total revenues	370.2	194.6	221.6	93.5	879.9

Benefits and expenses:
Interest credited to policyholder account values	125.0	109.6	46.3	54.9	335.8
Life insurance and annuity benefits	55.5	—	57.2	—	112.7
Policyholder dividends on participating policies	—	—	7.3	—	7.3
Amortization of DAC	79.5	9.7	17.7	(1.7)	105.2
Interest expense on debt	—	—	—	15.8	15.8
Other operating expenses	49.7	42.3	34.7	(4.6)	122.1

Total benefits and expenses	309.7	161.6	163.2	64.4	698.9

Income from continuing operations before federal income tax expense	60.5	33.0	58.4	29.1	$181.0

Net realized gains on investments, hedging instruments and hedged items[1]	—	—	—	(7.0)
Adjustment to amortization related to net realized gains				(1.7)

Pre-tax operating earnings	$60.5	$33.0	$58.4	$20.4

[1]	Excluding periodic net coupon settlements on non-qualifying derivatives and net realized gains and losses related to securitizations.

NATIONWIDE LIFE INSURANCE COMPANY AND SUBSIDIARIES

(a wholly-owned subsidiary of Nationwide Financial Services, Inc.)

Notes to Condensed Consolidated Financial Statements (Unaudited), Continued

September 30, 2006 and 2005

	Three months ended September 30, 2005
(in millions)	Individual Investments	Retirement Plans	Individual Protection	Corporate and Other	Total
Revenues:
Policy charges	$136.6	$35.4	$96.7	$—	$268.7
Traditional life insurance and immediate annuity premiums	24.5	—	34.4	—	58.9
Net investment income	208.5	160.9	82.6	82.3	534.3
Net realized losses on investments, hedging instruments and hedged items[1]	—	—	—	(15.2)	(15.2)
Other income	0.3	—	—	0.4	0.7

Total revenues	369.9	196.3	213.7	67.5	847.4

Benefits and expenses:
Interest credited to policyholder account values	140.5	113.1	45.9	39.0	338.5
Life insurance and annuity benefits	35.8	—	55.3	—	91.1
Policyholder dividends on participating policies	—	—	6.9	—	6.9
Amortization of DAC	92.2	12.3	15.8	(4.4)	115.9
Interest expense on debt	—	—	—	17.4	17.4
Other operating expenses	48.3	45.6	39.2	2.2	135.3

Total benefits and expenses	316.8	171.0	163.1	54.2	705.1

Income from continuing operations before federal income tax expense	53.1	25.3	50.6	13.3	$142.3

Net realized losses on investments, hedging instruments and hedged items[1]	—	—	—	15.2
Adjustment to amortization related to net realized losses	—	—	—	(4.4)

Pre-tax operating earnings	$53.1	$25.3	$50.6	$24.1

[1]	Excluding periodic net coupon settlements on non-qualifying derivatives and net realized gains and losses related to securitizations.

NATIONWIDE LIFE INSURANCE COMPANY AND SUBSIDIARIES

(a wholly-owned subsidiary of Nationwide Financial Services, Inc.)

Notes to Condensed Consolidated Financial Statements (Unaudited), Continued

September 30, 2006 and 2005

	Nine months ended September 30, 2006
(in millions)	Individual Investments	Retirement Plans	Individual Protection	Corporate and Other	Total
Revenues:
Policy charges	$428.0	$125.0	$293.0	$—	$846.0
Traditional life insurance and immediate annuity premiums	103.8	—	126.2	—	230.0
Net investment income	567.8	476.2	245.6	257.1	1,546.7
Net realized losses on investments, hedging instruments and hedged items[1]	—	—	—	(10.7)	(10.7)
Other income	1.6	—	—	2.2	3.8

Total revenues	1,101.2	601.2	664.8	248.6	2,615.8

Benefits and expenses:
Interest credited to policyholder account values	382.1	330.5	135.2	151.0	998.8
Life insurance and annuity benefits	145.9	—	183.2	—	329.1
Policyholder dividends on participating policies	—	—	20.9	—	20.9
Amortization of DAC	261.9	30.4	60.3	(8.2)	344.4
Interest expense on debt	—	—	—	48.0	48.0
Other operating expenses	146.9	132.0	106.8	1.1	386.8

Total benefits and expenses	936.8	492.9	506.4	191.9	2,128.0

Income from continuing operations before federal income tax expense	164.4	108.3	158.4	56.7	$487.8

Net realized losses on investments, hedging instruments and hedged items[1]	—	—	—	10.7
Adjustment to amortization related to net realized losses	—	—	—	(8.2)

Pre-tax operating earnings	$164.4	$108.3	$158.4	$59.2

[1]	Excluding periodic net coupon settlements on non-qualifying derivatives and net realized gains and losses related to securitizations.

NATIONWIDE LIFE INSURANCE COMPANY AND SUBSIDIARIES

(a wholly-owned subsidiary of Nationwide Financial Services, Inc.)

Notes to Condensed Consolidated Financial Statements (Unaudited), Continued

September 30, 2006 and 2005

	Nine months ended September 30, 2005
(in millions)	Individual Investments	Retirement Plans	Individual Protection	Corporate and Other	Total
Revenues:
Policy charges	$397.7	$109.0	$284.0	$—	$790.7
Traditional life insurance and immediate annuity premiums	68.2	—	122.1	—	190.3
Net investment income	621.2	480.1	251.9	225.5	1,578.7
Net realized gains on investments, hedging instruments and hedged items[1]	—	—	—	6.3	6.3
Other income	0.9	0.2	—	0.2	1.3

Total revenues	1,088.0	589.3	658.0	232.0	2,567.3

Benefits and expenses:
Interest credited to policyholder account values	421.2	331.9	137.0	105.9	996.0
Life insurance and annuity benefits	108.1	—	174.0	—	282.1
Policyholder dividends on participating policies	—	—	24.9	—	24.9
Amortization of DAC	245.6	35.4	63.8	1.1	345.9
Interest expense on debt	—	—	—	48.7	48.7
Other operating expenses	139.4	137.3	110.4	9.7	396.8

Total benefits and expenses	914.3	504.6	510.1	165.4	2,094.4

Income from continuing operations before federal income tax expense	173.7	84.7	147.9	66.6	$472.9

Net realized gains on investments, hedging instruments and hedged items[1]	—	—	—	(6.3)
Adjustment to amortization related to net realized gains	—	—	—	1.1

Pre-tax operating earnings	$173.7	$84.7	$147.9	$61.4

[1]	Excluding periodic net coupon settlements on non-qualifying derivatives and net realized gains and losses related to securitizations.

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

Business Segments

See Part 1 – Financial Information, Item 1 – Condensed Consolidated Financial Statements, Note 10 – Segment Information for a discussion of reportable segments, including the components of each segment.

The following table summarizes pre-tax operating earnings by segment for the periods indicated:

	Three months ended September 30,			Nine months ended September 30,
(in millions)	2006	2005	Change	2006	2005	Change
Individual Investments	$60.5	$53.1	14%	$164.4	$173.7	(5)%
Retirement Plans	33.0	25.3	30%	108.3	84.7	28%
Individual Protection	58.4	50.6	15%	158.4	147.9	7%
Corporate and Other	20.4	24.1	(15)%	59.2	61.4	(4)%

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

The Company regularly evaluates and adjusts the DAC balance when actual gross profits in a given reporting period vary from management’s initial estimates, with a corresponding charge or credit to current period earnings. This process is referred to by the Company as a “true-up”, which is performed, and the resulting impact recognized, on a quarterly basis. Additionally, the Company regularly evaluates its assumptions regarding the future estimated gross profits used as a basis for amortization of DAC and adjusts the total amortization recorded to date by a charge or credit to earnings if evidence suggests that these future assumptions and estimates should be revised. This process is referred to by the Company as “unlocking.” The Company regularly monitors its actual experience with factors impacting its assumptions about future expected gross profits and other relevant internal and external information regarding those assumptions and unlocks as such information and analysis warrants.

Profitability

The Company’s profitability largely depends on its ability to effectively price and manage risk on its various products, administer customer funds and control operating expenses. Lapse rates on existing contracts also impact profitability.

In particular, the Company’s profitability is driven by fee income on separate account products, general and separate account asset levels, and management’s ability to manage interest spread income. Interest spread income is comprised of net investment income, excluding any applicable allocated charges for invested capital, less interest credited to policyholder account values. Interest spread income can vary depending on crediting rates offered by the Company; performance of the investment portfolio, including the rate of prepayments; changes in market interest rates; the competitive environment; and other factors. In recent periods, management has taken actions to address low interest rate environments and the resulting impact on interest spread margins, including reducing commissions on fixed annuity sales, launching new products with new guaranteed rates, discontinuing the sale of its leading annual reset fixed annuities and invoking contractual provisions that limit the amount of variable annuity deposits allocated to the guaranteed fixed option. Also, the majority of new business contains lower floor guarantees than were historically provided.

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

Results of Operations

Third Quarter – 2006 Compared to 2005

The following table summarizes the Company’s consolidated results of operations for the periods indicated:

	Three months ended September 30,
(in millions)	2006	2005	Change
Revenues:
Policy charges:
Asset fees	$162.5	$156.3	4%
Cost of insurance charges	70.6	68.6	3%
Administrative fees	26.2	23.3	12%
Surrender fees	18.5	20.5	(10)%

Total policy charges	277.8	268.7	3%
Traditional life insurance and immediate annuity premiums	76.2	58.9	29%
Net investment income	516.9	534.3	(3)%
Net realized gains (losses) on investments, hedging instruments and hedged items	10.5	(15.1)	NM
Other income	(1.5)	0.6	NM

Total revenues	879.9	847.4	4%

Benefits and expenses:
Interest credited to policyholder account values	335.8	338.5	(1)%
Life insurance and annuity benefits	112.7	91.1	24%
Policyholder dividends on participating policies	7.3	6.9	6%
Amortization of DAC	105.2	115.9	(9)%
Interest expense, primarily with NFS	15.8	17.4	(9)%
Other operating expenses	122.1	135.3	(10)%

Total benefits and expenses	698.9	705.1	(1)%

Income from continuing operations before federal income tax expense (benefit)	181.0	142.3	27%
Federal income tax expense (benefit)	50.8	(13.1)	NM

Net income	$130.2	$155.4	(16)%

The decrease in net income primarily was driven by a tax benefit recorded during the third quarter of 2005 compared to tax expense for the comparable period in 2006. This effect partially was offset by higher income from continuing operations before federal income tax expense (benefit) primarily due to the recognition of net realized gains on investments, hedging instruments and hedged items in 2006 compared to net losses in the prior year; higher traditional life insurance and immediate annuity premiums; and lower amortization of DAC. Higher life insurance and annuity benefits and lower interest spread income partially offset the overall improvement in income from continuing operations before federal income tax expense (benefit).

During the third quarter of 2006, the Company recorded $7.8 million of net expense adjustments primarily related to differences between the 2005 estimated tax liability and the amounts reported on the Company’s 2005 tax returns. During the third quarter of 2005, the Company refined its separate account DRD estimation process. As a result, the Company identified and recorded additional federal income tax benefits and recoverables in the amount of $42.6 million related to all tax years (2000 – 2005) that were open at that time. In addition, the Company recorded $5.6 million of net benefit adjustments primarily related to differences between the 2004 estimated tax liability and the amounts reported on the Company’s 2004 tax returns. Therefore, the effective tax rates in 2006 and 2005 are not comparable.

The Company recorded net realized gains on investments, hedging instruments and hedged items during the third quarter of 2006 compared to net realized losses in the prior year primarily due to a decline in current year impairment charges. The third quarter of 2005 included significant impairments on airline industry holdings.

The increase in traditional life insurance and immediate annuity premiums was due to higher interest rates relative to a year ago, which created a favorable environment for immediate annuity product sales in the Individual Investments segment.

Lower amortization of DAC primarily was due to the fixed annuity business in the Individual Investments segment. The main drivers were a favorable true-up in the third quarter of 2006 and an unfavorable unlocking in the prior year quarter.

Higher life insurance and annuity benefits primarily were driven by the Individual Investments segment due to increased immediate annuity reserves caused by growth in sales relative to a year ago. This increase is consistent with the corresponding increase in immediate annuity premiums described above.

Interest spread income declined primarily due to lower invested asset levels and yields on excess capital and surplus retained in the Corporate and Other segment. In addition, the decrease within the Individual Investments segment was driven by lower income from mortgage loan prepayment penalties and bond call premiums.

Year-to-Date – 2006 Compared to 2005

The following table summarizes the Company’s consolidated results of operations for the periods indicated:

	Nine months ended September 30,
(in millions)	2006	2005	Change
Revenues:
Policy charges:
Asset fees	$488.0	$456.8	7%
Cost of insurance charges	209.7	202.5	4%
Administrative fees	92.7	68.4	35%
Surrender fees	55.6	63.0	(12)%

Total policy charges	846.0	790.7	7%
Traditional life insurance and immediate annuity premiums	230.0	190.3	21%
Net investment income	1,546.7	1,578.7	(2)%
Net realized (losses) gains on investments, hedging instruments and hedged items	(6.2)	6.1	NM
Other income	(0.7)	1.5	NM

Total revenues	2,615.8	2,567.3	2%

Benefits and expenses:
Interest credited to policyholder account values	998.8	996.0	—
Life insurance and annuity benefits	329.1	282.1	17%
Policyholder dividends on participating policies	20.9	24.9	(16)%
Amortization of DAC	344.4	345.9	—
Interest expense, primarily with NFS	48.0	48.7	(1)%
Other operating expenses	386.8	396.8	(3)%

Total benefits and expenses	2,128.0	2,094.4	2%

Income from continuing operations before federal income tax expense	487.8	472.9	3%
Federal income tax expense	2.8	70.3	(96)%

Net income	$485.0	$402.6	20%

The increase in net income primarily was driven by a tax benefit recorded during the second quarter of 2006 that was partially offset by separate tax benefits and recoverables recorded during the third quarter of 2005. In addition, the Company recorded higher income from continuing operations before federal income tax expense primarily due to increases in traditional life insurance and immediate annuity premiums and policy charges. Higher life insurance and annuity benefits and lower interest spread income partially offset the overall increase in income from continuing operations before federal income tax expense.

Through June 2006, the Company’s federal income tax returns for tax years 2000-2002 were under Internal Revenue Service (IRS) examination pursuant to a routine audit. In accordance with its regular practice, management established tax reserves representing its best estimate of additional amounts the Company could be required to pay if certain positions it has taken are challenged and ultimately denied by the IRS with respect to these tax years. These reserves are reviewed regularly and are adjusted as events occur that management believes impacts the Company’s liability for additional taxes, such as lapsing of applicable statutes of limitations; conclusion of tax audits or substantial agreement on the deductibility/non-deductibility of uncertain items; additional exposure based on current calculations; identification of new issues; release of administrative guidance; or rendering of a court decision affecting a particular tax issue. A significant component of the Company’s tax reserve was related to the separate account DRD.

In July 2006, the Company reached substantial agreement with the IRS on all open issues for tax years 2000-2002, including issues related to the DRD. Accordingly, the Company revised its estimate of amounts that may be due in connection with certain tax positions, including the DRD, for all open tax years. As a result of the revised estimate, $110.9 million of tax reserves were released into earnings during the second quarter of 2006.

Furthermore, as described in the third quarter section of this discussion, the Company recorded $7.8 million in net expense adjustments during the third quarter of 2006 and a total of $48.2 million in federal income tax benefits, recoverables and adjustments during the third quarter of 2005. Because of the impact of this activity, along with the 2006 reserve release described above, the effective tax rates in 2006 and 2005 are not comparable.

The increase in traditional life insurance and immediate annuity premiums was due to higher interest rates relative to a year ago, which created a favorable environment for immediate annuity product sales in the Individual Investments segment.

The increase in policy charges was driven by higher asset fees and administrative fees. Asset fees rose due to increases in both average separate account values and the average asset fee rate charged within the Individual Investments segment. The average variable asset fee rate increased as new business sold with higher-risk features and corresponding higher fee rates influenced the overall average rate. Administrative fees increased primarily in the Retirement Plans segment due to the fee charged for the withdrawal of funds from a fixed annuity contract. See Part I – Financial Information, Item 2 – Management’s Narrative Analysis of the Results of Operations (MD&A) – Business Segments – Retirement Plans for additional information.

Higher life insurance and annuity benefits primarily were driven by the Individual Investments segment due to increased immediate annuity reserves caused by growth in sales relative to a year ago. This increase is consistent with the corresponding increase in immediate annuity premiums described above.

Interest spread income decreased primarily within the Individual Investments and Corporate and Other segments. The decline in Individual Investments was due to lower income from mortgage loan prepayment penalties and bond call premiums and a decline in general account assets caused by fixed annuity net outflows. Reduced invested asset levels, lower yields and shrinking margins in the MTN program drove the decrease in the Corporate and Other segment.

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

Third Quarter – 2006 Compared to 2005

The following table summarizes sales by product and segment for the periods indicated:

	Three months ended September 30,
(in millions)	2006	2005	Change
Individual Investments
Individual variable annuities:
The BEST of AMERICA products	$1,096.6	$716.9	53%
Private label annuities	94.8	79.8	19%

Total individual variable annuities	1,191.4	796.7	50%
Individual fixed annuities	56.4	31.0	82%
Income products	57.1	46.4	23%
Advisory services program	47.7	65.1	(27)%

Total Individual Investments	1,352.6	939.2	44%

Retirement Plans
Private sector:
The BEST of AMERICA products	305.9	361.0	(15)%
Public sector:
IRC Section 457 annuities	381.6	397.6	(4)%

Total Retirement Plans	687.5	758.6	(9)%

Individual Protection
Corporate-owned life insurance	67.7	174.8	(61)%
The BEST of AMERICA variable life series	107.2	105.1	2%
Traditional/universal life insurance	95.7	83.8	14%

Total Individual Protection	270.6	363.7	(26)%

Total sales	$2,310.7	$2,061.5	12%

See Part I – Financial Information, Item 2 – MD&A – Business Segments for an analysis of sales by product and segment.

The following table summarizes sales by distribution channel for the periods indicated:

	Three months ended September 30,
(in millions)	2006	2005	Change
Non-affiliated:
Independent broker/dealers	$692.5	$621.6	11%
Financial institutions	443.1	277.7	60%
Wirehouse and regional firms	413.9	301.0	38%
Pension plan administrators	70.2	92.1	(24)%
Life insurance specialists	46.3	82.5	(44)%

Total non-affiliated sales	1,666.0	1,374.9	21%

Affiliated:
NRS	388.3	404.9	(4)%
Nationwide agents	174.3	157.9	10%
TBG Financial	21.4	92.3	(77)%
NFN producers	60.7	31.5	93%

Total affiliated sales	644.7	686.6	(6)%

Total sales	$2,310.7	$2,061.5	12%

The increase in total sales primarily was driven by strong sales of the recently introduced Lifetime Income (L.Inc.) and Capital Preservation Plus Lifetime Income (CPPLI) product riders in the Individual Investments segment, partially offset by lower corporate-owned life insurance (COLI) sales in the Individual Protection segment and private sector sales in the Retirement Plans segment.

Increased sales in the financial institutions, wirehouse and regional firms, and independent broker/dealers channels were driven by increased variable annuity sales, specifically L.Inc. and CPPLI as mentioned above, and strong sales of fixed life insurance products.

Lower sales through TBG Financial and life insurance specialists reflected the addition of two large COLI cases in the third quarter of 2005.

Year-to-Date – 2006 Compared to 2005

The following table summarizes sales by product and segment for the periods indicated:

	Nine months ended September 30,
(in millions)	2006	2005	Change
Individual Investments
Individual variable annuities:
The BEST of AMERICA products	$3,125.4	$2,292.8	36%
Private label annuities	264.5	264.3	—

Total individual variable annuities	3,389.9	2,557.1	33%
Individual fixed annuities	140.4	148.7	(6)%
Income products	171.5	134.0	28%
Advisory services program	180.4	182.1	(1)%

Total Individual Investments	3,882.2	3,021.9	28%

Retirement Plans
Private sector:
The BEST of AMERICA products	1,018.1	1,150.2	(12)%
Public sector:
IRC Section 457 annuities	1,177.9	1,165.8	1%

Total Retirement Plans	2,196.0	2,316.0	(5)%

Individual Protection
Corporate-owned life insurance	496.6	552.5	(10)%
The BEST of AMERICA variable life series	327.4	317.9	3%
Traditional/universal life insurance	260.5	256.0	2%

Total Individual Protection	1,084.5	1,126.4	(4)%

Total sales	$7,162.7	$6,464.3	11%

See Part I – Financial Information, Item 2 – MD&A – Business Segments for an analysis of sales by product and segment.

The following table summarizes sales by distribution channel for the periods indicated:

	Nine months ended September 30,
(in millions)	2006	2005	Change
Non-affiliated:
Independent broker/dealers	$2,096.5	$1,966.7	7%
Financial institutions	1,290.6	938.4	38%
Wirehouse and regional firms	1,102.3	935.3	18%
Life insurance specialists	302.9	313.4	(3)%
Pension plan administrators	261.7	288.3	(9)%

Total non-affiliated sales	5,054.0	4,442.1	14%

Affiliated:
NRS	1,195.2	1,187.0	1%
Nationwide agents	540.6	496.9	9%
TBG Financial	194.5	239.4	(19)%
NFN producers	178.4	98.9	80%

Total affiliated sales	2,108.7	2,022.2	4%

Total sales	$7,162.7	$6,464.3	11%

The increase in total sales primarily was driven by strong sales of the recently introduced L.Inc. and CPPLI product riders in the Individual Investments segment, partially offset by lower private sector sales in the Retirement Plans segment and COLI sales in the Individual Protection segment.

Increased sales in the financial institutions, wirehouse and regional firms, and independent broker/dealers channels were generated from strong variable annuity sales, specifically L.Inc. and CPPLI as mentioned above.

Higher sales in the NFN producers channel were driven by variable annuity and income products.

Lower sales through TBG Financial reflected the addition of two large COLI cases in the third quarter of 2005.

Business Segments

Individual Investments

Third Quarter – 2006 Compared to 2005

The following table summarizes selected financial data for the Company’s Individual Investments segment for the periods indicated:

	Three months ended September 30,
(in millions)	2006	2005	Change
Statements of Income Data
Revenues:
Policy charges:
Asset fees	$123.9	$116.8	6%
Administrative fees	5.5	4.0	38%
Surrender fees	14.4	15.8	(9)%

Total policy charges	143.8	136.6	5%
Premiums on income products	37.4	24.5	53%
Net investment income	188.6	208.5	(10)%
Other income	0.4	0.3	33%

Total revenues	370.2	369.9	—

Benefits and expenses:
Interest credited to policyholder account values	125.0	140.5	(11)%
Annuity benefits and claims	55.5	35.8	55%
Amortization of DAC	79.5	92.2	(14)%
Other operating expenses	49.7	48.3	3%

Total benefits and expenses	309.7	316.8	(2)%

Pre-tax operating earnings	$60.5	$53.1	14%

Other Data
Sales:
Individual variable annuities	$1,191.4	$796.7	50%
Individual fixed annuities	56.4	31.0	82%
Income products	57.1	46.4	23%
Advisory services program	47.7	65.1	(27)%

Total sales	$1,352.6	$939.2	44%

Average account values:
General account	$13,102.3	$14,517.0	(10)%
Separate account	36,462.3	34,460.7	6%
Advisory services program	528.7	345.3	53%

Total average account values	$50,093.3	$49,323.0	2%

Pre-tax operating earnings to average account values	0.48%	0.43%

The increase in pre-tax operating earnings primarily was driven by lower amortization of DAC and higher premiums on income products and asset fees. Higher annuity benefits and claims partially offset the overall increase.

Lower amortization of DAC primarily was due to the fixed annuity business, including a $3.9 million favorable true-up in the third quarter of 2006 related to interest rate fluctuations and a $6.8 million unfavorable unlocking in the prior year quarter driven by lapse rate changes.

The increase in premiums on income products was due to higher interest rates relative to a year ago, which created a favorable environment for immediate annuity product sales. The Federal Funds rate was 5.25% at September 30, 2006 compared to 3.75% at September 30, 2005.

Asset fees rose due to increases in average separate account values. Asset fees are calculated daily and charged as a percentage of separate account values.

Higher annuity benefits and claims were driven by increased immediate annuity reserves due to growth in sales relative to a year ago. This increase is consistent with the increase in premiums on income products noted above.

The following table summarizes the interest spread on Individual Investments segment average general account values for the periods indicated:

	Three months ended September 30,
	2006	2005
Net investment income	5.96%	5.92%
Interest credited	3.81%	3.87%

Interest spread on average general account values	2.15%	2.05%

Interest spread margins improved during the third quarter of 2006 to 215 basis points compared to 205 basis points in the same period a year ago. Included in the current quarter were 25 basis points, or $8.1 million, of income from mortgage loan prepayment penalties and bond call premiums compared to 32 basis points, or $11.8 million, in the same period a year ago.

Higher sales occurred in the variable annuity business driven by the recently introduced L.Inc. and CPPLI product riders and more targeted sales processes. L.Inc. and CPPLI accounted for $303.4 million and $79.9 million, respectively, of the increase in sales over the third quarter of 2005.

Year-to-Date – 2006 Compared to 2005

The following table summarizes selected financial data for the Company’s Individual Investments segment for the periods indicated:

	Nine months ended September 30,
(in millions)	2006	2005	Change
Statements of Income Data
Revenues:
Policy charges:
Asset fees	$370.2	$338.8	9%
Administrative fees	14.7	11.5	28%
Surrender fees	43.1	47.4	(9)%

Total policy charges	428.0	397.7	8%
Premiums on income products	103.8	68.2	52%
Net investment income	567.8	621.2	(9)%
Other income	1.6	0.9	77%

Total revenues	1,101.2	1,088.0	1%

Benefits and expenses:
Interest credited to policyholder account values	382.1	421.2	(9)%
Annuity benefits and claims	145.9	108.1	35%
Amortization of DAC	261.9	245.6	7%
Other operating expenses	146.9	139.4	5%

Total benefits and expenses	936.8	914.3	2%

Pre-tax operating earnings	$164.4	$173.7	(5)%

Other Data
Sales:
Individual variable annuities	$3,389.9	$2,557.1	33%
Individual fixed annuities	140.4	148.7	(6)%
Income products	171.5	134.0	28%
Advisory services program	180.4	182.1	(1)%

Total sales	$3,882.2	$3,021.9	28%

Average account values:
General account	$13,549.5	$14,583.1	(7)%
Separate account	36,273.9	34,328.7	6%
Advisory services program	486.0	283.7	71%

Total average account values	$50,309.4	$49,195.5	2%

Account values as of period end:
Individual variable annuities	$41,394.8	$39,988.5	4%
Individual fixed annuities	6,348.5	7,562.6	(16)%
Income products	1,952.8	1,832.2	7%
Advisory services program	549.2	375.9	46%

Total account values	$50,245.3	$49,759.2	1%

GMDB - Net amount at risk, net of reinsurance	$156.4	$210.3	(26)%
GMDB - Reserves, net of reinsurance	$31.4	$24.1	30%
Pre-tax operating earnings to average account values	0.44%	0.47%

The decrease in pre-tax operating earnings was driven by higher annuity benefits and claims and amortization of DAC and lower interest spread income. Increased premiums on income products and asset fees partially offset the overall decrease.

The increase in annuity benefits and claims was driven by increased immediate annuity reserves due to growth in sales relative to a year ago. This increase is consistent with the increase in premiums on income products noted below.

Amortization of DAC increased primarily due to higher variable annuity gross profits driven by higher asset levels. The increase partially was offset by a $3.9 million favorable fixed annuity true-up in the third quarter of 2006 related to interest rate fluctuations and a $6.8 million unfavorable fixed annuity unlocking in the prior year quarter driven by lapse rate changes.

The following table summarizes the interest spread on Individual Investments segment average general account values for the periods indicated:

	Nine months ended September 30,
	2006	2005
Net investment income	5.77%	5.85%
Interest credited	3.76%	3.85%

Interest spread on average general account values	2.01%	2.00%

Interest spread income declined even though interest spread margins improved slightly during the first nine months of 2006 to 201 basis points compared to 200 basis points in the same period a year ago. Included in the current period were 15 basis points, or $15.3 million, of income from mortgage loan prepayment penalties and bond call premiums compared to 22 basis points, or $24.6 million, in the same period a year ago. Lower general account assets caused by fixed annuity net outflows also contributed to the reduced interest spread income. For the full year 2006, the Company expects interest spread margins to decline slightly and projects full year spreads of 195 to 200 basis points, including a nominal level of prepayment activity during the remainder of the year.

The increase in premiums on income products was due to higher interest rates relative to a year ago, which created a favorable environment for immediate annuity product sales.

Most of the increase in asset fees was due to higher average separate account values.

Higher sales occurred in the variable annuity business driven by the recently introduced L.Inc. and CPPLI product riders and more targeted sales processes. L.Inc. and CPPLI accounted for $510.7 million and $399.0 million, respectively, of the increase in sales over the first nine months of 2005.

The following table summarizes selected information about the Company’s deferred individual fixed annuities, including the fixed option of variable annuities, as of September 30, 2006:

	Ratchet		Reset		Market value adjustment (MVA) and other		Total
(dollars in millions)	Account value	Weighted average crediting rate	Account value	Weighted average crediting rate	Account value	Weighted average crediting rate	Account value	Weighted average crediting rate
Minimum interest rate of 3.50% or greater	$—	N/A	$510.9	3.44%	$—	N/A	$510.9	3.44%
Minimum interest rate of 3.00% to 3.49%	2,378.0	4.65%	4,882.6	3.10%	—	N/A	7,260.6	3.61%
Minimum interest rate lower than 3.00%	857.6	3.31%	618.1	3.55%	28.7	3.86%	1,504.4	3.35%
MVA with no minimum interest rate guarantee	—	N/A	—	N/A	1,644.0	2.96%	1,644.0	2.89%

Total deferred individual fixed annuities	$3,235.6	4.29%	$6,011.6	3.17%	$1,672.7	2.97%	$10,919.9	3.45%

Retirement Plans

Third Quarter – 2006 Compared to 2005

The following table summarizes selected financial data for the Company’s Retirement Plans segment for the periods indicated:

	Three months ended September 30,
(in millions)	2006	2005	Change
Statements of Income Data
Revenues:
Policy charges:
Asset fees	$30.6	$32.1	(5)%
Administrative fees	2.7	1.6	69%
Surrender fees	0.9	1.7	(47)%

Total policy charges	34.2	35.4	(3)%
Net investment income	160.4	160.9	—

Total revenues	194.6	196.3	(1)%

Benefits and expenses:
Interest credited to policyholder account values	109.6	113.1	(3)%
Amortization of DAC	9.7	12.3	(21)%
Other operating expenses	42.3	45.6	(7)%

Total benefits and expenses	161.6	171.0	(6)%

Pre-tax operating earnings	$33.0	$25.3	30%

Other Data
Sales:
Private sector	$305.9	$361.0	(15)%
Public sector	381.6	397.6	(4)%

Total sales	$687.5	$758.6	(9)%

Average account values:
General account	$10,581.4	$10,654.2	(1)%
Separate account	16,715.6	18,306.4	(9)%

Total average account values	$27,297.0	$28,960.6	(6)%

Pre-tax operating earnings to average account values	0.48%	0.35%

The increase in pre-tax operating earnings primarily was driven by higher interest spread income and decreases in other operating expenses and amortization of DAC.

The following table summarizes the interest spread on Retirement Plans segment average general account values for the periods indicated:

	Three months ended September 30,
	2006	2005
Net investment income	6.06%	6.04%
Interest credited	4.14%	4.25%

Interest spread on average general account values	1.92%	1.79%

Interest spread margins widened during the third quarter of 2006 to 192 basis points compared to 179 basis points in the same period a year ago. Included in the current quarter were 13 basis points, or $3.4 million, of income from mortgage loan prepayment penalties and bond call premiums compared to 19 basis points, or $5.1 million, in the same period a year ago. The increase in interest spread income was due to the decline in the average credited interest rate.

Lower other operating expenses primarily were the result of lower net commissions and software costs.

The decrease in amortization of DAC was due to unlocking in 2005 related to mutual fund revenue assumptions that resulted in higher expense in the prior year.

Overall sales decreased primarily due to the declining issuance of group annuity contracts in the private sector.

Year-to-Date – 2006 Compared to 2005

The following table summarizes selected financial data for the Company’s Retirement Plans segment for the periods indicated:

	Nine months ended September 30,
(in millions)	2006	2005	Change
Statements of Income Data
Revenues:
Policy charges:
Asset fees	$93.9	$97.1	(3)%
Administrative fees	27.6	5.8	NM
Surrender fees	3.5	6.1	(43)%

Total policy charges	125.0	109.0	15%
Net investment income	476.2	480.1	(1)%
Other income	—	0.2	(100)%

Total revenues	601.2	589.3	2%

Benefits and expenses:
Interest credited to policyholder account values	330.5	331.9	—
Amortization of DAC	30.4	35.4	(14)%
Other operating expenses	132.0	137.3	(4)%

Total benefits and expenses	492.9	504.6	(2)%

Pre-tax operating earnings	$108.3	$84.7	28%

Other Data
Sales:
Private sector	$1,018.1	$1,150.2	(12)%
Public sector	1,177.9	1,165.8	1%

Total sales	$2,196.0	$2,316.0	(5)%

Average account values:
General account	$10,735.3	$10,437.0	3%
Separate account	17,509.5	18,713.1	(6)%

Total average account values	$28,244.8	$29,150.1	(3)%

Account values as of period end:
Private sector	$12,254.9	$14,014.4	(13)%
Public sector	15,243.4	15,321.2	(1)%

Total account values	$27,498.3	$29,335.6	(6)%

Pre-tax operating earnings to average account values	0.51%	0.39%

The increase in pre-tax operating earnings primarily was driven by higher administrative fees attributable to the withdrawal of funds from a fixed annuity contract in the second quarter of 2006, which resulted in an $18.6 million policy fee adjustment.

The following table summarizes the interest spread on Retirement Plans segment average general account values for the periods indicated:

	Nine months ended September 30,
	2006	2005
Net investment income	5.91%	6.13%
Interest credited	4.10%	4.24%

Interest spread on average general account values	1.81%	1.89%

Interest spread margins decreased to 181 basis points in the first nine months of 2006 compared to 189 basis points in the same period a year ago. Included in the current period were 9 basis points, or $7.3 million, of income from mortgage loan prepayment penalties and bond call premiums compared to 20 basis points, or $16.0 million, in the same period a year ago. For the full year 2006, the Company expects interest spread margins to remain relatively stable and projects full year spreads of 180 to 185 basis points, including a nominal level of prepayment activity during the remainder of the year.

Overall sales decreased due to the declining issuance of group annuity contracts in the private sector.

Individual Protection

Second Quarter – 2006 Compared to 2005

The following table summarizes selected financial data for the Company’s Individual Protection segment for the periods indicated:

	Three months ended September 30,
(in millions)	2006	2005	Change
Statements of Income Data
Revenues:
Policy charges:
Asset fees	$8.0	$7.4	8%
Cost of insurance charges	70.6	68.6	3%
Administrative fees	18.0	17.6	2%
Surrender fees	3.2	3.1	3%

Total policy charges	99.8	96.7	3%
Traditional life insurance premiums	38.8	34.4	13%
Net investment income	83.0	82.6	1%

Total revenues	221.6	213.7	4%

Benefits and expenses:
Interest credited to policyholder account values	46.3	45.9	1%
Life insurance benefits	57.2	55.3	3%
Policyholder dividends on participating policies	7.3	6.9	6%
Amortization of DAC	17.7	15.8	12%
Other operating expenses	34.7	39.2	(11)%

Total benefits and expenses	163.2	163.1	—

Pre-tax operating earnings	$58.4	$50.6	15%

Other Data
Sales:
Corporate-owned life insurance	$67.7	$174.8	(61)%
The BEST of AMERICA variable life series	107.2	105.1	2%
Traditional/universal life insurance	95.7	83.8	14%

Total sales	$270.6	$363.7	(26)%

Pre-tax operating earnings increased primarily due to higher life insurance premiums and lower other operating expenses.

The improvement in life insurance premiums was driven by increased sales of traditional life insurance products.

Other operating expenses declined primarily due to lower premium taxes.

The decline in sales primarily was attributable to the COLI line as the third quarter of 2005 included the addition of two large cases.

Year-to-Date – 2006 Compared to 2005

The following table summarizes selected financial data for the Company’s Individual Protection segment for the periods indicated:

	Nine months ended September 30,
(in millions)	2006	2005	Change
Statements of Income Data
Revenues:
Policy charges:
Asset fees	$23.9	$20.9	14%
Cost of insurance charges	209.7	202.5	4%
Administrative fees	50.4	51.1	(1)%
Surrender fees	9.0	9.5	(6)%

Total policy charges	293.0	284.0	3%
Traditional life insurance premiums	126.2	122.1	3%
Net investment income	245.6	251.9	(3)%

Total revenues	664.8	658.0	1%

Benefits and expenses:
Interest credited to policyholder account values	135.2	137.0	(1)%
Life insurance benefits	183.2	174.0	5%
Policyholder dividends on participating policies	20.9	24.9	(16)%
Amortization of DAC	60.3	63.8	(5)%
Other operating expenses	106.8	110.4	(3)%

Total benefits and expenses	506.4	510.1	(1)%

Pre-tax operating earnings	$158.4	$147.9	7%

Other Data
Sales:
Corporate-owned life insurance	$496.6	$552.5	(10)%
The BEST of AMERICA variable life series	327.4	317.9	3%
Traditional/universal life insurance	260.5	256.0	2%

Total sales	$1,084.5	$1,126.4	(4)%

Policy reserves as of period end:
Individual investment life insurance	$3,483.3	$3,251.3	7%
Corporate investment life insurance	7,425.6	6,643.0	12%
Traditional life insurance	2,122.1	2,138.0	(1)%
Universal life insurance	1,130.1	1,047.1	8%

Total policy reserves	$14,161.1	$13,079.4	8%

Insurance in force as of period end:
Individual investment life insurance	$38,393.8	$37,113.6	3%
Corporate investment life insurance	24,224.4	23,646.6	2%
Traditional life insurance	19,987.0	20,380.7	(2)%
Universal life insurance	9,396.1	8,663.8	8%

Total insurance in force	$92,001.3	$89,804.7	2%

The increase in pre-tax operating earnings primarily was driven by higher cost of insurance charges and lower policyholder dividends on participating policies, partially offset by higher life insurance benefits.

Higher cost of insurance charges were due to increased business in force throughout the segment combined with the aging of the individual life business block.

Policyholder dividends on participating policies declined in the traditional life business primarily due to a reduction in the dividend scale compared to the prior year.

Higher life insurance benefits were due to adverse mortality in both the fixed and investment life businesses, partially offset by a $3.3 million waiver of premium reserve release in fixed life during the first quarter of 2006.

The decline in sales was attributable to the COLI line as the comparable 2005 period included the addition of several large cases.

Corporate and Other

Third Quarter – 2006 Compared to 2005

The following table summarizes selected financial data for the Company’s Corporate and Other segment for the periods indicated:

	Three months ended September 30,
(in millions)	2006	2005	Change
Statements of Income Data
Operating revenues:
Net investment income	$84.9	$82.3	3%
Other income	1.6	0.4	NM

Total operating revenues	86.5	82.7	5%

Benefits and operating expenses:
Interest credited to policyholder account values	54.9	39.0	41%
Interest expense on debt	15.8	17.4	(9)%
Other operating expenses	(4.6)	2.2	NM

Total benefits and operating expenses	66.1	58.6	13%

Pre-tax operating earnings	20.4	24.1	(15)%

Net realized gains (losses) on investments, hedging instruments and hedged items[1]	7.0	(15.2)	NM
Adjusment to amortization related to net realized gains and losses	1.7	4.4	NM

Income from continuing operations before federal income taxes	$29.1	$13.3	119%

[1]	Excluding periodic net coupon settlements on non-qualifying derivatives and net realized gains and losses related to securitizations.

Pre-tax operating earnings decreased primarily due to lower interest spread income as lower net investment income on excess capital and surplus retained in this segment was driven by reduced invested asset levels and lower yields. The overall decline was partially offset by legal accrual write-offs in the current year due to several favorable case developments, which resulted in negative other operating expenses for the third quarter of 2006.

The Company recorded net realized gains on investments, hedging instruments and hedged items during the third quarter of 2006 compared to net realized losses in the prior year primarily due to a decline in current year impairment charges. The third quarter of 2005 included significant impairments on airline industry holdings.

The following table summarizes net realized gains (losses) on investments, hedging instruments and hedged items from continuing operations by source for the periods indicated:

	Three months ended September 30,
(in millions)	2006	2005
Total realized gains on sales, net of hedging losses	$18.3	$10.8
Total realized losses on sales, net of hedging gains	(4.4)	(4.6)
Other-than-temporary and other investment impairments	(4.1)	(19.2)
Credit default swaps	(0.1)	(4.4)
Periodic net coupon settlements on non-qualifying derivatives	0.4	0.1
Other derivatives	0.4	2.2

Net realized gains (losses) on investments, hedging instruments and hedged items	$10.5	$(15.1)

Year-to-Date – 2006 Compared to 2005

The following table summarizes selected financial data for the Company’s Corporate and Other segment for the periods indicated:

	Nine months ended September 30,
(in millions)	2006	2005	Change
Statements of Income Data
Operating revenues:
Net investment income	$257.1	$225.5	14%
Other income	2.2	0.2	NM

Total operating revenues	259.3	225.7	15%

Benefits and operating expenses:
Interest credited to policyholder account values	151.0	105.9	43%
Interest expense on debt	48.0	48.7	(1)%
Other operating expenses	1.1	9.7	(89)%

Total benefits and operating expenses	200.1	164.3	22%

Pre-tax operating earnings	59.2	61.4	(4)%

Net realized (losses) gains on investments, hedging instruments and hedged items[1]	(10.7)	6.3	NM
Adjustment to amortization related to net realized losses (gains)	8.2	(1.1)	NM

Income from continuing operations before federal income taxes	$56.7	$66.6	(15)%

Other Data
Account values as of period end —
Funding agreements backing medium-term notes	$3,969.9	$4,049.8	(2)%

[1]	Excluding periodic net coupon settlements on non-qualifying derivatives and net realized gains and losses related to securitizations.

Pre-tax operating earnings decreased primarily due to lower interest spread income, partially offset by lower other operating expenses.

Interest spread income declined due to lower net investment income on excess capital and surplus retained in this segment driven by reduced invested asset levels and lower yields. Lower margins in the MTN program also contributed to the decrease.

Lower other operating expenses were driven by legal accrual write-offs in the third quarter of 2006 due to several favorable case developments,

The Company recorded net realized losses on investments, hedging instruments and hedged items during the first nine months of 2006 compared to net realized gains in the comparable prior year period primarily due to a decline in gross gains and an increase in gross losses on sales of fixed maturity securities, partially offset by lower current year impairments as the third quarter of 2005 included significant losses on airline industry holdings.

The following table summarizes net realized (losses) gains on investments, hedging instruments and hedged items from continuing operations by source for the periods indicated:

	Nine months ended September 30,
(in millions)	2006	2005
Total realized gains on sales, net of hedging losses	$43.0	$50.7
Total realized losses on sales, net of hedging gains	(48.5)	(12.6)
Other-than-temporary and other investment impairments	(8.1)	(29.1)
Credit default swaps	(0.4)	(6.8)
Periodic net coupon settlements on non-qualifying derivatives	1.4	(0.2)
Other derivatives	6.4	4.1

Net realized (losses) gains on investments, hedging instruments and hedged items	$(6.2)	$6.1

The Company has a comprehensive portfolio monitoring process for fixed maturity and equity securities to identify and evaluate the necessity of recording impairment losses for other-than-temporary declines in the fair value of investments.

The following table summarizes for the nine months ended September 30, 2006 the Company’s largest aggregate losses on sales and write-downs by issuer, the related circumstances giving rise to the losses and the circumstances that may have affected other material investments held:

(in millions)	Fair value at sale (proceeds)	YTD loss on sale	YTD write- downs	September 30, 2006
				Holdings[1]	Net unrealized gain (loss)
U.S. government agency securities that were sold at a loss in 2006. No impairment is necessary on the remaining holdings.	$206.5	$(4.6)	$—	$575.1	$45.8

A bank and thrift holding company which offers various financial services to consumers and small businesses in the United States. A portion of the securities was sold in the second quarter of 2006. The Company has the ability and intent to hold the remaining securities to recovery.	47.6	(2.7)	—	131.3	(3.8)

U.S. government securities that were sold at a loss in 2006. No impairment is necessary on the remaining holdings.	113.3	(2.3)	—	130.0	10.6

A global service company that provides electronic commerce and payment services for businesses and consumers. A portion of the securities was sold in the first quarter of 2006. The Company has the ability and intent to hold the remaining securities to recovery.	27.1	(1.3)	—	6.7	(0.2)

Total	$394.5	$(10.9)	$—	$843.1	$52.4

[1]	Holdings represent amortized cost of fixed maturity securities and cost of equity securities as of the date indicated.

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

There have been no changes during the Company’s third fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

NATIONWIDE LIFE INSURANCE COMPANY (Registrant)

Date: November 3, 2006	/s/ Timothy G. Frommeyer
Timothy G. Frommeyer, Senior Vice President — Chief Financial Officer (Principal Financial Officer and Duly Authorized Officer)