Form 10-K
period 2006-12-31
NATIONWIDE LIFE INSURANCE CO
filed 2007-03-01
CIK 205695

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2006

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

Yes  ☐    No  ☒

No established published trading market exists for the registrant’s common stock, par value $1.00 per share. As of February 26, 2007, 3,814,779 shares of the registrant’s common stock were outstanding, all of which are held by Nationwide Financial Services, Inc.

The Registrant meets the conditions set forth in General Instruction I(1)(a) and (b) of Form 10-K and is therefore filing this Form with the reduced disclosure format.

NATIONWIDE LIFE INSURANCE COMPANY AND SUBSIDIARIES

FORM 10-K

FOR THE YEAR ENDED DECEMBER 31, 2006

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

Wholly-owned subsidiaries of NLIC as of December 31, 2006 include Nationwide Life and Annuity Insurance Company (NLAIC) and Nationwide Investment Services Corporation (NISC). NLAIC offers universal life insurance, variable universal life insurance, corporate-owned life insurance (COLI) and individual annuity contracts on a non-participating basis. NISC is a registered broker/dealer.

The Company is a leading provider of long-term savings and retirement products in the United States of America (U.S.). The Company develops and sells a diverse range of products including individual annuities, private and public sector group retirement plans, other investment products sold to institutions, life insurance and advisory services. The Company sells its products through a diverse distribution network. Unaffiliated entities that sell the Company’s products to their own customer bases include independent broker/dealers, financial institutions, wirehouse and regional firms, pension plan administrators, and life insurance specialists. Representatives of affiliates who market products directly to a customer base include Nationwide Retirement Solutions, Inc., Nationwide Financial Network (NFN) producers and TBG Insurance Services Corporation d/b/a TBG Financial (TBG Financial) through its joint venture with MC Insurance Agency Services, LLC d/b/a Mullin Consulting. The Company also distributes products through the agency distribution force of its ultimate majority parent company, NMIC. The Company believes its broad range of competitive products, strong distributor relationships and diverse distribution network position it to compete effectively in the rapidly growing retirement savings market under various economic conditions.

Business Segments

Individual Investments

The Individual Investments segment consists of individual The BEST of AMERICA® and private label deferred variable annuity products, deferred fixed annuity products, income products and advisory services. Individual deferred annuity contracts provide the customer with tax-deferred accumulation of savings and flexible payout options including lump sum, systematic withdrawal or a stream of payments for life. In addition, individual variable annuity contracts provide the customer with access to a wide range of investment options and asset protection features, while individual fixed annuity contracts generate a return for the customer at a specified interest rate fixed for prescribed periods.

Retirement Plans

The Retirement Plans segment is comprised of the Company’s private and public sector retirement plans business. The private sector primarily includes Internal Revenue Code (IRC) Section 401(k) business, and the public sector primarily includes IRC Section 457 and Section 401(a) business, both in the form of full-service arrangements that provide plan administration and fixed and variable group annuities as well as administration-only business.

Individual Protection

The Individual Protection segment consists of investment life insurance products, including individual variable, COLI and bank-owned life insurance (BOLI) products; traditional life insurance products; and universal life insurance products. Life insurance products provide a death benefit and generally allow the customer to build cash value on a tax-advantaged basis.

Corporate and Other

The Corporate and Other segment includes certain structured products business; the medium-term note (MTN) program; net investment income and certain expenses not allocated to other segments; periodic net coupon settlements on non-qualifying derivatives; interest expense on debt; revenue and expenses of the Company’s non-insurance subsidiaries not reported in other segments; and net realized gains and losses related to securitizations.

Additional information related to the Company’s business segments is included in Note 17 to the audited consolidated financial statements included in the F pages of this report.

Reinsurance

The Company follows the industry practice of reinsuring a portion of its life insurance and annuity risks with other companies in order to reduce net liability on individual risks, to provide protection against large losses and to obtain greater diversification of risks. The maximum amount of individual ordinary life insurance retained by the Company on any one life is $5.0 million. The Company cedes insurance primarily on an automatic basis, whereby risks are ceded to a reinsurer on specific blocks of business where the underlying risks meet certain predetermined criteria, and on a facultative basis, whereby the reinsurer’s prior approval is required for each risk reinsured. The Company also cedes insurance on a case-by-case basis particularly where the Company may be writing new risks or is unwilling to retain the full costs associated with new lines of business. The Company maintains catastrophic reinsurance coverage to protect against large losses related to a single event. The ceding of risk does not discharge the original insurer from its primary obligation to the policyholder.

The Company has entered into reinsurance contracts with certain unaffiliated reinsurers to cede a portion of its general account life, annuity and health business. Total amounts recoverable under these reinsurance contracts include ceded reserves, paid and unpaid claims, and certain other amounts and totaled $889.6 million and $909.6 million as of December 31, 2006 and 2005, respectively. The impact of these contracts on the Company’s results of operations is immaterial. The ceding of risk does not discharge the original insurer from its primary obligation to the contractholder. Under the terms of the contracts, specified assets have been placed in trusts as collateral for the recoveries. The trust assets are invested in investment grade securities, the fair value of which must at all times be greater than or equal to 100% or 102% of the reinsured reserves, as outlined in each of the underlying contracts. Certain portions of the Company’s variable annuity guaranteed benefit risks are also reinsured. These treaties reduce the Company’s exposure to death benefit and income benefit guarantee risk in the Individual Investments segment. The Company has no other material reinsurance arrangements with unaffiliated reinsurers.

The Company’s only material reinsurance agreements with affiliates are the modified coinsurance agreements pursuant to which NLIC ceded to other members of Nationwide all of its accident and health insurance business not ceded to unaffiliated reinsurers, as described in Note 13 to the audited consolidated financial statements included in the F pages of this report.

Ratings

Ratings with respect to claims-paying ability and financial strength are an important factor in establishing the competitive position of insurance companies. These ratings represent each rating agency’s opinion of an insurance company’s financial strength, operating performance, strategic position and ability to meet its obligations to policyholders. They are not evaluations directed toward the protection of investors and are not recommendations to buy, sell or hold securities. Such factors are of concern to policyholders, agents and intermediaries. Furthermore, rating agencies utilize proprietary capital adequacy models to establish ratings for the Company and certain subsidiaries. The Company’s ratings are at risk from changes in these models and the impact that changes in the underlying business in which it is engaged can have on such models. In an effort to minimize the adverse impact of this risk, the Company maintains regular communications with the rating agencies, performs evaluations using such capital adequacy models, and considers such models in the design of its products and transactions.

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

These ratings are subject to periodic review by A.M. Best, Moody’s and S&P, and the maintenance of such ratings cannot be assured. If any rating is reduced from its current level, the Company’s financial position and results of operations could be adversely affected.

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

Regulation

Regulation at State Level

NLIC and NLAIC, as with other insurance companies, are subject to regulation by the states in which they are domiciled and/or transact business. Most states have enacted legislation that requires each insurance holding company and each insurance company in an insurance holding company system to register with the insurance regulatory authority of the insurance company’s state of domicile and annually furnish financial and other information concerning the operations of companies within the holding company system that materially affect the operations, management or financial condition of the insurers within such system. Under such laws, a state insurance authority usually must approve in advance the direct or indirect acquisition of 10% or more of the voting securities of an insurance company domiciled in its state.

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

As part of their routine regulatory oversight process, state insurance departments periodically conduct detailed examinations of the books, records and accounts of insurance companies domiciled in their states. Such examinations generally are conducted in cooperation with the insurance departments of multiple states under guidelines promulgated by the National Association of Insurance Commissioners (NAIC). The most recently completed examinations of NLIC and NLAIC were conducted by the Ohio Department of Insurance (ODI) for the five-year period ended December 31, 2001. These examinations did not result in any significant issues or adjustments. The ODI is currently conducting an examination of NLIC and NLAIC for the five-year period ended December 31, 2006.

State insurance regulatory authorities regularly make inquiries, hold investigations and administer market conduct examinations with respect to insurers’ compliance with applicable insurance laws and regulations. NLIC and NLAIC are currently undergoing regulatory market conduct examinations in four states. NLIC and NLAIC continuously monitor sales, marketing and advertising practices and related activities of their agents and personnel and provide continuing education and training in an effort to ensure compliance with applicable insurance laws and regulations. There can be no assurance that any non-compliance with such applicable laws and regulations would not have a material adverse effect on the Company.

In December 2004, the NAIC adopted model legislation implementing new disclosure requirements with respect to compensation of insurance producers. In 2005, related state legislation was adopted in a few states and focused on the producer rather than the insurance company. Although the Company is not aware of regulatory or legislative developments or proposals regarding producer compensation disclosure that would have a material impact on its operations, the NAIC maintains a task force that will continue to review producer compensation disclosure requirements, and additional changes that could impact the Company are possible.

Regulation of Dividends and Other Payments

State insurance laws generally restrict the ability of insurance companies to pay cash dividends and make other payments in excess of certain prescribed limitations without prior approval. The Company is limited in the amount of shareholder dividends it may pay without prior approval by the ODI. The statutory capital and surplus of NLIC as of December 31, 2006 and 2005 was $2.68 billion and $2.60 billion, respectively. The statutory net income of NLIC for the years ended December 31, 2006, 2005 and 2004 was $537.5 million, $462.5 million and $317.7 million, respectively. As of January 1, 2007, based on statutory financial results as of and for the year ended December 31, 2006, NLIC could pay dividends totaling $162.5 million without obtaining prior approval. As of March 1, 2007, NLIC will be able to pay dividends to NFS totaling $232.5 million upon providing prior notice to the ODI. On February 21, 2007, NLIC declared an ordinary dividend of $232.5 million and an extraordinary dividend of $242.5 million, both payable to NFS in March 2007. NLIC will provide notice to the ODI of the ordinary dividend and seek prior approval from the ODI of the extraordinary dividend before paying these dividends to NFS.

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

Based on the formula adopted by the NAIC, the adjusted capital of NLIC and NLAIC as of December 31, 2006 exceeded the levels at which they would be required to take corrective action.

Assessments Against and Refunds to Insurers

Insurance guaranty association laws exist in each state, the District of Columbia and the Commonwealth of Puerto Rico. Insurers doing business in any of these jurisdictions can be assessed for policyholder losses incurred by insolvent insurance companies. The amount and timing of any future assessment on or refund to NLIC and its insurance subsidiaries under these laws cannot be reasonably estimated and are beyond the control of NLIC and its insurance subsidiaries. A large part of the assessments paid by NLIC and its insurance subsidiaries pursuant to these laws may be used as credits for a portion of NLIC and its insurance subsidiaries’ premium taxes. For the years ended December 31, 2006, 2005 and 2004, net premium tax refunds received by the Company were immaterial.

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

All aspects of the investment advisory activities of NLIC and NLAIC are subject to applicable federal and state laws and regulations in the jurisdictions in which they conduct business. These laws and regulations primarily are intended to benefit investment advisory clients and investment company shareholders and generally grant supervisory agencies broad administrative powers, including the power to limit or restrict the transaction of business for failure to comply with such laws and regulations. In such event, the possible sanctions which may be imposed include the suspension of individual employees, limitations on the activities in which the investment advisor may engage, suspension or revocation of the investment advisor’s registration as an advisor, censure and fines.

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

Tax Legislation

The American Jobs Creation Act of 2004 modified and codified the rules applicable to nonqualified deferred compensation plans, a market in which the Company provides services and products. The Pension Protection Act of 2006 imposed new conditions that must be met in order for the death benefits from certain employer-owned life insurance contracts to continue to be received income tax free. In addition, numerous changes were made to simplify the administration and operation of retirement programs such as individual retirement accounts and IRC Section 401(k) plans. The IRS is expected to release new regulations regarding IRC Section 403(b) retirement arrangements and nonqualified deferred compensation arrangements in 2007. These legislative and regulatory changes may lessen the competitive advantage of certain of NLIC’s products compared to other investments. As a result, demand for certain of NLIC’s products and services may be negatively impacted.

The U.S. Congress periodically has considered possible legislation that would eliminate many of the tax benefits currently afforded to annuity products. In November 2005, the President’s Advisory Panel on Federal Tax Reform issued a report containing proposals, which if enacted as proposed, could materially reduce the tax advantages of purchasing variable annuity and cash value life insurance products as compared to other investment vehicles. The report included several proposals regarding the creation of tax-advantaged retirement and life savings accounts that were similar to proposals previously made by the Bush administration. Although the proposals have not been enacted, those proposals, or other similar proposals, could be introduced for enactment in future periods.

Available Information

The Company files electronically with the SEC its Current Reports on Form 8-K, Quarterly Reports on Form 10-Q, Annual Reports on Form 10-K and other reports, which are available on the SEC’s web site (http://www.sec.gov). In addition, all reports filed by the Company with the SEC may be read and copied at the SEC’s Public Reference Room located at 100 F Street, N.E., Room 1580, Washington, D.C. 20549. Information on the operation of the Public Reference Room may be obtained by calling the SEC at 1-800-SEC-0330. The Company also provides electronic and/or paper copies of these reports, free of charge. Requests for copies should be made to Mark Barnett, Vice President – Investor Relations, One Nationwide Plaza, Columbus, Ohio 43215-2220, or via telephone at 614-249-8437.

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

There can be no assurance that management will be able to successfully manage the negative impact of interest rate changes. Additionally, for business, regulatory or other reasons, the Company periodically may elect or be required to sell certain of its invested assets when their fair values are less than their original cost, resulting in realized capital losses.

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

A decline in the equity markets can cause the values of the Company’s separate account assets to decline, reduce revenues, increase claims, increase payment obligations under guaranteed contracts and result in the accelerated amortization of deferred policy acquisition costs (DAC).

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

Although the federal government does not directly regulate the insurance industry, federal legislation, administrative policies and court decisions may significantly and adversely affect certain areas of the Company’s business. In addition to product tax issues, these areas include pension and employee welfare benefit plan regulation, financial services regulation and taxation generally. For example, the following events could adversely affect the Company’s business:

•	changes in laws such as ERISA, as amended, that apply to group annuities (see Part I, Item 1 – Business – Regulation – ERISA Considerations for a complete discussion of ERISA);

•	changes in tax laws that would reduce or eliminate the tax-deferred accumulation of earnings on the premiums paid by the holders of annuities and life insurance products;

•	repeal of the federal estate tax;

•	changes in the availability of, or rules concerning the establishment and operation of, Section 401(k), 401(a), 403(b) and 457 plans or individual retirement accounts;

•	changes in tax laws (see Part I, Item 1 – Business – Regulation –Tax Legislation for a description of risk factors related to potential tax legislation); or

•	changes in tax regulations, such as the proposed regulations that would alter the way tax sheltered annuities described in Section 403(b) of the IRC may be offered and sold.

Litigation or regulatory actions in connection with late trading, market timing, compensation and bidding arrangements, unsuitable sales and replacements, the use of finite reinsurance and/or other sales practices could have a material adverse effect on the Company.

See Part I, Item 3 – Legal Proceedings for a description of litigation and regulatory actions. These and future litigation matters may negatively affect the Company by resulting in the payment of substantial awards or settlements, increasing legal and compliance costs, requiring the Company to change certain aspects of its business operations, diverting management attention from other business issues or harming the Company’s reputation with customers.

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

Unauthorized data access and other security breaches could have an adverse impact on the Company’s business and reputation.

Security breaches and other improper accessing of data in the Company’s facilities, networks or databases could result in loss or theft of data and information or systems interruptions that may expose the Company to liability and have an adverse impact on the Company’s business. Moreover, any compromise of the security of the Company’s data could harm the Company’s reputation and business. There can be no assurances that the Company will be able to implement security measures to prevent such security breaches.

ITEM 1B UNRESOLVED STAFF COMMENTS

None.

ITEM 2 PROPERTIES

Pursuant to an arrangement between NMIC and certain of its subsidiaries, during 2005 the Company leased on average approximately 905,000 square feet of office space in the three building home office complex and in other offices in central Ohio. In addition, during 2005 NMIC announced plans to build and occupy a six-story, 130,000 square foot building in Columbus, Ohio. This building is still under construction. The Company expects to lease some of this space from NMIC. The Company believes that its present and planned facilities are adequate for the anticipated needs of the Company.

ITEM 3 LEGAL PROCEEDINGS

See Note 18 to the audited consolidated financial statements included in the F pages of this report for a discussion of legal proceedings.

ITEM 4 SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Omitted due to reduced disclosure format.

PART II

ITEM 5 MARKET PRICE OF AND DIVIDENDS ON THE REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

There is no established public trading market for NLIC’s shares of common stock. All 3,814,779 issued and outstanding shares of NLIC’s common stock are owned by NFS. NLIC did not repurchase any shares of its common stock or sell any unregistered shares of its common stock during 2006.

NLIC declared and paid to NFS $375.0 million, $185.0 million and $125.0 million in cash dividends during 2006, 2005 and 2004, respectively. There was no return of capital to NFS during 2006, 2005 and 2004.

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

(i)

the potential impact on the Company’s reported net income and related disclosures that could result from the adoption of certain accounting and/or financial reporting standards issued by the Financial Accounting Standards Board, the SEC or other standard-setting bodies;

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

(viii)

changes in interest rates and the equity markets causing a reduction of investment income and/or asset fees; an acceleration of the amortization of DAC, a reduction in separate account assets or a reduction in the demand for the Company’s products;

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

Overview

Following is management’s narrative analysis of the results of operations of the Company for the three years ended December 31, 2006. This discussion should be read in conjunction with the audited consolidated financial statements and related notes beginning on page F-1 of this report.

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

See Part I, Item 1 – Business – Business Segments for a description of the components of each segment.

The following table summarizes pre-tax operating earnings by segment for the years ended December 31:

(dollars in millions)	2006	2005	Change	2004	Change
Individual Investments	$202.8	$223.8	(9)%	$220.0	2%
Retirement Plans	138.7	114.3	21%	125.3	(9)%
Individual Protection	220.7	192.8	15%	170.6	13%
Corporate and Other	80.0	80.7	(1)%	62.1	30%

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

The Company’s primary expenses include interest credited to policyholder account values, life insurance and annuity benefits, amortization of DAC and general business operating expenses. Interest credited principally relates to individual and group fixed annuities, funding agreements backing the Company’s MTN program and certain life insurance products. Life insurance and annuity benefits include policyholder benefits in excess of policyholder account values for universal life and individual deferred annuities and net claims and provisions for future policy benefits for traditional life insurance products and immediate annuities.

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

Profitability

The Company’s profitability largely depends on its ability to effectively price and manage risk on its various products, administer customer funds and control operating expenses. Lapse rates on existing contracts also impact profitability. The lapse rate and distribution of lapses affects surrender charges and impacts DAC amortization assumptions when lapse experience changes significantly.

In particular, the Company’s profitability is driven by fee income on separate account products, general and separate account asset levels, and management’s ability to manage interest spread income. While asset fees are largely at guaranteed annual rates, amounts earned vary directly with the underlying performance of the separate accounts. Interest spread income is comprised of net investment income, excluding any applicable allocated charges for invested capital, less interest credited to policyholder account values. Interest spread income can vary depending on crediting rates offered by the Company; performance of the investment portfolio, including the rate of prepayments; changes in market interest rates; the competitive environment; and other factors.

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

Critical Accounting Policies and Recently Issued Accounting Standards

The preparation of financial statements in accordance with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements. Actual results could differ significantly from those estimates.

The Company’s most critical estimates include those used to determine the following: the balance, recoverability and amortization of DAC for investment and universal life insurance products; impairment losses on investments; valuation allowances for mortgage loans on real estate; the liability for future policy benefits and claims; and federal income tax provision.

Note 2 and Note 3 to the audited consolidated financial statements included in the F pages of this report provide a summary of significant accounting policies and a discussion of recently issued accounting standards, respectively.

Deferred Policy Acquisition Costs for Investment and Universal Life Insurance Products

The Company has deferred certain costs of acquiring investment and universal life insurance products business, principally commissions, certain expenses of the policy issue and underwriting department, and certain variable sales expenses that relate to and vary with the production of new and renewal business. Investment products primarily consist of individual and group variable and fixed deferred annuities. Universal life insurance products include universal life insurance, variable universal life insurance, COLI and other interest-sensitive life insurance policies. DAC is subject to recoverability testing in the year of policy issuance and loss recognition testing at the end of each reporting period.

For investment and universal life insurance products, DAC is being amortized with interest over the lives of the policies in relation to the present value of estimated gross profits from projected interest margins, asset fees, cost of insurance charges, administration fees, surrender charges, and net realized gains and losses less policy benefits and policy maintenance expenses. The DAC asset related to investment products and universal life insurance products is adjusted to reflect the impact of unrealized gains and losses on fixed maturity securities available-for-sale, as described in Note 2(b) to the audited consolidated financial statements included in the F pages of this report.

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

Changes in assumptions can have a significant impact on the amount of DAC reported for investment products and universal life insurance products and their related amortization patterns. In the event actual experience differs from assumptions or future assumptions are revised, the Company is required to record an increase or decrease in DAC amortization expense, which could be significant. In general, increases in the estimated general and separate account returns result in increased expected future profitability and may lower the rate of DAC amortization, while increases in lapse/surrender and mortality assumptions reduce the expected future profitability of the underlying business and may increase the rate of DAC amortization.

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

For variable annuity products, the DAC balance is sensitive to the effects of changes in the Company’s estimates of gross profits, primarily due to the significant portion of the Company’s gross profits that are dependent upon the rate of return on assets held in separate accounts. This rate of return influences fees earned by the Company from these products and costs incurred by the Company associated with minimum contractual guarantees, as well as other sources of future expected gross profits. As previously stated, the Company’s long-term assumption for net separate account performance is currently 8% growth per year. In its ongoing evaluation of this assumption, the Company monitors its historical experience, market information and other relevant trends. To demonstrate the sensitivity of both the Company’s variable annuity product DAC balance, which was approximately $1.8 billion in aggregate at December 31, 2006, and related amortization, a 1% increase (to 9%) or decrease (to 7%) in the long-term assumption for net separate account performance would result in an approximately $20 million net increase or net decrease, respectively, in DAC amortization over the following year. These fluctuations are reasonably likely to occur. The information provided above considers only changes in the assumption for long-term net separate account performance and excludes changes in other assumptions used in the Company’s evaluation of DAC.

For other investment and universal life insurance products, DAC is adjusted each quarter to reflect revised best estimate assumptions, including the use of a reversion to the mean methodology over the next three years as it relates to net separate account performance. Any resulting DAC true-up and unlocking adjustments are reflected currently in the consolidated statements of income.

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

Future Policy Benefits and Claims

The process of calculating reserve amounts for a life insurance organization involves the use of a number of assumptions, including those related to persistency, mortality, morbidity and interest rates.

The Company calculates its liability for future policy benefits and claims for investment products in the accumulation phase and universal life and variable universal life insurance policies as the policy account balance, which represents participants’ net premiums and deposits plus investment performance and interest credited less applicable contract charges.

The Company’s liability for funding agreements to an unrelated third party trust equals the balance that accrues to the benefit of the contractholder, including interest credited. The funding agreements constitute insurance obligations and are considered annuity contracts under Ohio insurance laws.

The liability for future policy benefits and claims for traditional life insurance policies was calculated by the net level premium method using interest rates varying from 2.0% to 10.5% and estimates of mortality, morbidity, investment yields and withdrawals that were used or being experienced at the time the policies were issued.

The liability for future policy benefits for payout annuities was calculated using the present value of future benefits and maintenance costs discounted using interest rates varying generally from 3.0% to 13.0%.

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

The Company’s federal income tax returns are routinely audited by the Internal Revenue Service (IRS). Management has established tax reserves representing its best estimate of additional amounts it may be required to pay if certain tax positions it has taken are challenged and ultimately denied by the IRS. These reserves are reviewed regularly and are adjusted as events occur that management believes impact its liability for additional taxes, such as lapsing of applicable statutes of limitations, conclusion of tax audits or substantial agreement on the deductibility/non-deductibility of uncertain items, additional exposure based on current calculations, identification of new issues, release of administrative guidance or rendering of a court decision affecting a particular tax issue. Management believes its tax reserves reasonably provide for potential assessments that may result from IRS examinations and other tax-related matters for all open tax years.

Results of Operations

2006 Compared to 2005

The following table summarizes the Company’s consolidated results of operations for the years ended December 31:

(dollars in millions)	2006	2005	Change
Revenues:
Policy charges:
Asset fees	$664.2	$613.2	8%
Cost of insurance charges	282.1	270.5	4%
Administrative fees	114.6	89.9	28%
Surrender fees	71.7	81.5	(12)%

Total policy charges	1,132.6	1,055.1	7%

Traditional life insurance and immediate annuity premiums	308.3	260.0	19%
Net investment income	2,058.5	2,105.2	(2)%
Net realized gains on investments, hedging instruments and hedged items	7.1	10.6	(33)%
Other income	0.2	2.2	(91)%

Total revenues	3,506.7	3,433.1	2%

Benefits and expenses:
Interest credited to policyholder account values	1,330.1	1,331.0	—
Life insurance and annuity benefits	450.3	377.5	19%
Policyholder dividends on participating policies	25.6	33.1	(23)%
Amortization of DAC	450.3	466.3	(3)%
Interest expense, primarily with NFS	65.5	66.3	(1)%
Other operating expenses	531.8	538.8	(1)%

Total benefits and expenses	2,853.6	2,813.0	1%

Income from continuing operations before federal income tax expense	653.1	620.1	5%
Federal income tax expense	30.6	95.6	(68)%

Net income	$622.5	$524.5	19%

The increase in net income primarily was driven by a tax benefit of $110.9 million recorded during the second quarter of 2006 compared to tax benefits and recoverables totaling $48.2 million recorded during the third quarter of 2005. In addition, the Company recorded higher income from continuing operations before federal income tax expense primarily due to increases in policy charges and traditional life insurance and immediate annuity premiums. Higher life insurance and annuity benefits and lower interest spread income partially offset the overall increase in income from continuing operations before federal income tax expense.

Through June 2006, the Company’s federal income tax returns for tax years 2000-2002 were under IRS examination pursuant to a routine audit. In accordance with its regular practice, management established tax reserves representing its best estimate of additional amounts the Company could be required to pay if certain positions it had taken were challenged and ultimately denied by the IRS with respect to these tax years. These reserves are reviewed regularly and are adjusted as events occur that management believes impacts the Company’s liability for additional taxes, such as lapsing of applicable statutes of limitations; conclusion of tax audits or substantial agreement on the deductibility/non-deductibility of uncertain items; additional exposure based on current calculations; identification of new issues; release of administrative guidance; or rendering of a court decision affecting a particular tax issue. A significant component of the Company’s tax reserve as of December 31, 2005 was related to the separate account dividends received reduction (DRD).

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

During the third quarter of 2006, the Company recorded $7.8 million of net federal income tax expense adjustments primarily related to differences between the 2005 estimated tax liability and the amounts reported on the Company’s 2005 tax returns. During the third quarter of 2005, the Company refined its separate account DRD estimation process. As a result, the Company identified and recorded additional federal income tax benefits and recoverables in the amount of $42.6 million related to all tax years (2000 – 2005) that were open at that time. Also in the third quarter of 2005, the Company recorded $5.6 million of net benefit adjustments primarily related to differences between the 2004 estimated tax liability and the amounts reported on the Company’s 2004 tax returns. Because of the impact of this activity, along with the 2006 reserve release described above, the effective tax rates in 2006 and 2005 are not comparable.

Higher policy charges were driven by increases in asset fees and administrative fees. Asset fees rose due to increases in both average separate account values and the average asset fee rate charged within the Individual Investments segment. The average variable asset fee rate increased as new business sold with living benefit riders and corresponding higher fee rates influenced the overall average rate. Administrative fees increased primarily in the Retirement Plans segment due to a policy adjustment related to the surrender of a group fixed annuity contract. See Part II – Item 7 – Management’s Narrative Analysis of the Results of Operations (MD&A) – Business Segments – Retirement Plans for additional information.

The increase in traditional life insurance and immediate annuity premiums was due to higher interest rates relative to a year ago, which created a favorable environment for immediate annuity product sales in the Individual Investments segment.

Higher life insurance and annuity benefits primarily occurred within the Individual Investments segment due to increased immediate annuity benefit reserves, which were driven by growth in sales relative to a year ago and an increasing proportion of business with living benefit features. This increase is consistent with the corresponding increase in immediate annuity premiums and asset fees described above.

Interest spread income decreased primarily within the Individual Investments and Corporate and Other segments. The decline in Individual Investments was due to a decline in general account assets caused by fixed annuity net outflows and lower income from mortgage loan prepayment penalties and bond call premiums. Shrinking margins in the MTN program drove the decrease in the Corporate and Other segment.

2005 Compared to 2004

The following table summarizes the Company’s consolidated results of operations for the years ended December 31:

(dollars in millions)	2005	2004	Change
Revenues:
Policy charges:
Asset fees	$613.2	$588.5	4%
Cost of insurance charges	270.5	259.7	4%
Administrative fees	89.9	91.5	(2)%
Surrender fees	81.5	85.5	(5)%

Total policy charges	1,055.1	1,025.2	3%

Traditional life insurance and immediate annuity premiums	260.0	270.4	(4)%
Net investment income	2,105.2	2,000.5	5%
Net realized gains (losses) on investments, hedging instruments and hedged items	10.6	(36.4)	NM
Other income	2.2	9.8	(78)%

Total revenues	3,433.1	3,269.5	5%

Benefits and expenses:
Interest credited to policyholder account values	1,331.0	1,277.2	4%
Life insurance and annuity benefits	377.5	369.2	2%
Policyholder dividends on participating policies	33.1	36.2	(9)%
Amortization of DAC	466.3	410.1	14%
Interest expense, primarily with NFS	66.3	59.8	11%
Other operating expenses	538.8	582.0	(7)%

Total benefits and expenses	2,813.0	2,734.5	3%

Income from continuing operations before federal income tax expense	620.1	535.0	16%
Federal income tax expense	95.6	120.0	(20)%

Income from continuing operations	524.5	415.0	26%
Cumulative effect of adoption of accounting principle, net of taxes	—	(3.3)	NM

Net income	$524.5	$411.7	27%

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

The Company also markets group deferred compensation retirement plans to employees of state and local governments for use under IRC Section 457. The Company utilizes its endorsement by the National Association of Counties, The United States Conference of Mayors and The International Association of Firefighters when marketing IRC Section 457 products.

See Part I, Item 1 – Business – Overview for a description of the Company’s sales distribution network.

2006 Compared to 2005

The following table summarizes sales by product and segment for the years ended December 31:

(dollars in millions)	2006	2005	Change
Individual Investments
Individual variable annuities:
The BEST of AMERICA products	$4,390.9	$3,058.8	44%
Private label annuities	356.6	346.6	3%

Total individual variable annuities	4,747.5	3,405.4	39%

Individual fixed annuities	183.7	180.5	2%
Income products	230.7	186.6	24%
Advisory services program	222.8	231.3	(4)%

Total Individual Investments	5,384.7	4,003.8	35%

Retirement Plans
Private sector:
The BEST of AMERICA products	1,230.2	1,371.1	(10)%
Other	69.4	75.8	(8)%

Total private sector	1,299.6	1,446.9	(10)%

Public sector:
IRC Section 457 annuities	1,533.3	1,544.8	(1)%

Total Retirement Plans	2,832.9	2,991.7	(5)%

Individual Protection
Corporate-owned life insurance	805.9	657.5	23%
The BEST of AMERICA variable life series	437.3	426.0	3%
Traditional/universal life insurance	356.7	352.3	1%

Total Individual Protection	1,599.9	1,435.8	11%

Total sales	$9,817.5	$8,431.3	16%

See Part II, Item 7 – MD&A – Business Segments for an analysis of sales by product and segment.

The following table summarizes sales by distribution channel for the years ended December 31:

(dollars in millions)	2006	2005	Change
Non-affiliated:
Independent broker/dealers	$2,785.7	$2,552.6	9%
Financial institutions	1,790.6	1,233.9	45%
Wirehouse and regional firms	1,561.3	1,227.7	27%
Pension plan administrators	344.9	354.0	(3)%
Life insurance specialists	580.6	382.4	52%

Total non-affiliated sales	7,063.1	5,750.6	23%

Affiliated:
NRS	1,556.3	1,573.2	(1)%
Nationwide agents	726.9	691.0	5%
Mullin TBG	226.1	275.4	(18)%
NFN producers	245.1	141.1	74%

Total affiliated sales	2,754.4	2,680.7	3%

Total sales	$9,817.5	$8,431.3	16%

The increase in total sales primarily was driven by strong sales of the recently introduced Lifetime Income (L.INC) and Capital Preservation Plus Lifetime Income (CPPLI) product riders in the Individual Investments segment. Higher COLI sales in the Individual Protection segment from the addition of a large case during 2006 also contributed to the overall increase. However, sales in the Retirement Plans segment continued to decline as a result of the movement of pension business to the NFS trust platform. In recent years, an increasing amount of business has been sold through NFS trust products rather than NLIC group annuity contracts due to NFS’ significant investment in the development of trust product capabilities not prevalent elsewhere in the market.

Increased sales in the financial institutions, wirehouse and regional firms, and independent broker/dealers channels primarily were generated from strong variable annuity sales, specifically products offering the L.INC and CPPLI riders as mentioned above.

Sales increased through the life insurance specialists channel due to the addition of a large case in 2006.

Higher sales in the NFN producers channel were driven by variable annuity and income products.

Lower sales through Mullin TBG reflected the addition of two large COLI cases in the prior year.

2005 Compared to 2004

The following table summarizes sales by product and segment for the years ended December 31:

(dollars in millions)	2005	2004	Change
Individual Investments
Individual variable annuities:
The BEST of AMERICA products	$3,058.8	$3,394.5	(10)%
Private label annuities	346.6	449.0	(23)%

Total individual variable annuities	3,405.4	3,843.5	(11)%

Individual fixed annuities	180.5	780.2	(77)%
Income products	186.6	141.0	32%
Advisory services program	231.3	181.0	28%

Total Individual Investments	4,003.8	4,945.7	(19)%

Retirement Plans
Private sector:
The BEST of AMERICA products	1,371.1	1,679.7	(18)%
Other	75.8	28.1	170%

Total private sector	1,446.9	1,707.8	(15)%

Public sector:
IRC Section 457 annuities	1,544.8	1,514.2	2%

Total Retirement Plans	2,991.7	3,222.0	(7)%

Individual Protection
Corporate-owned life insurance	657.5	564.5	16%
The BEST of AMERICA variable life series	426.0	439.6	(3)%
Traditional/universal life insurance	352.3	342.2	3%

Total Individual Protection	1,435.8	1,346.3	7%

Total sales	$8,431.3	$9,514.0	(11)%

See Part II, Item 7 – MD&A – Business Segments for an analysis of sales by product and segment.

The following table summarizes sales by distribution channel for the years ended December 31:

(dollars in millions)	2005	2004	Change
Non-affiliated:
Independent broker/dealers	$2,552.6	$2,887.5	(12)%
Financial institutions	1,233.9	1,836.8	(33)%
Wirehouse and regional firms	1,227.7	1,462.5	(16)%
Pension plan administrators	354.0	404.3	(12)%
Life insurance specialists	382.4	382.8	—

Total non-affiliated sales	5,750.6	6,973.9	(18)%

Affiliated:
NRS	1,573.2	1,543.0	2%
Nationwide agents	691.0	674.1	3%
Mullin TBG	275.4	184.2	50%
NFN producers	141.1	138.8	2%

Total affiliated sales	2,680.7	2,540.1	6%

Total sales	$8,431.3	$9,514.0	(11)%

The decrease in total sales in 2005 primarily was due to lower fixed annuity sales in the Individual Investments segment related to deliberate actions by the Company as described earlier. In addition, sales in the Retirement Plans segment continued to decline as a result of the movement of pension business to the NFS trust platform. The overall decline partially was offset by increased COLI sales in the Individual Protection segment.

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

Business Segments

Individual Investments

2006 Compared to 2005

The following table summarizes selected financial data for the Company’s Individual Investments segment for the years ended December 31:

(dollars in millions)	2006	2005	Change
Statements of Income Data
Revenues:
Policy charges:
Asset fees	$506.0	$455.4	11%
Administrative fees	20.0	15.7	27%
Surrender fees	55.7	61.3	(9)%

Total policy charges	581.7	532.4	9%
Premiums on income products	142.5	96.7	47%
Net investment income	739.5	822.4	(10)%
Other income	2.6	1.3	100%

Total revenues	1,466.3	1,452.8	1%

Benefits and expenses:
Interest credited to policyholder account values	501.7	557.7	(10)%
Anuuity benefits and claims	202.8	149.1	36%
Amortization of DAC	352.7	329.1	7%
Other operating expenses	206.3	193.1	7%

Total benefits and expenses	1,263.5	1,229.0	3%

Pre-tax operating earnings	$202.8	$223.8	(9)%

Other Data
Sales:
Individual variable annuities	$4,747.5	$3,405.4	39%
Individual fixed annuities	183.7	180.5	2%
Income products	230.7	186.6	24%
Advisory services program	222.8	231.3	(4)%

Total sales	$5,384.7	$4,003.8	35%

Average account values:
General account	$13,283.3	$14,501.5	(8)%
Separate account	36,841.3	34,539.0	7%
Advisory services program	508.2	309.3	64%

Total average account values	$50,632.8	$49,349.8	3%

Account values as of period end:
Individual variable annuities	$43,434.8	$40,343.8	8%
Individual fixed annuities	5,909.7	7,354.0	(20)%
Income products	1,984.6	1,857.7	7%
Advisory services program	597.1	411.5	45%

Total account values	$51,926.2	$49,967.0	4%

GMDB – Net amount at risk, net of reinsurance	$119.0	$178.4	(33)%
GMDB – Reserves, net of reinsurance	$29.3	$26.9	9%
Pre-tax operating earnings to average account values	0.40%	0.45%

The decrease in pre-tax operating earnings was driven by higher annuity benefits and claims, lower interest spread income, increased amortization of DAC and higher other operating expenses. Increased asset fees and premiums on income products partially offset the overall decrease.

The increase in annuity benefits and claims was driven by increased immediate annuity reserves due to growth in sales relative to a year ago and an increasing proportion of business with living benefit features. This increase is consistent with the increase in premiums on income products noted below.

The following table summarizes the interest spread on Individual Investments segment average general account values for the years ended December 31:

	2006	2005
Net investment income	5.76%	5.85%
Interest credited	3.78%	3.85%

Interest spread on average general account values	1.98%	2.00%

Interest spread income decreased as interest spread margins declined during 2006 to 198 basis points compared to 200 basis points in 2005. Lower general account assets caused by fixed annuity net outflows drove $15.8 million of the total reduction in interest spread income. In addition, 2006 included only 15 basis points, or $20.3 million, of income from mortgage loan prepayment penalties and bond call premiums compared to 22 basis points, or $31.4 million, in 2005. For 2007, the Company expects interest spread margins to tighten in this segment and projects full year spreads of 185 to 190 basis points, including a nominal level of prepayment activity.

Amortization of DAC increased primarily due to higher variable annuity gross profits driven by higher asset levels. Higher gross profits accounted for $20.8 million of the increase compared to 2005.

Other operating expenses increased primarily due to higher sales incentives and employee compensation and benefits.

Approximately $31 million of the increase in asset fees was due to higher average separate account values. In addition, the average variable asset fee rate increased to 1.37% from 1.32% in the comparable prior year period as new business sold with living benefit riders and corresponding higher fee rates influenced the overall average rate. This factor contributed approximately $20 million of the overall increase.

The increase in premiums on income products was due to higher interest rates relative to a year ago, which created a favorable environment for immediate annuity product sales. The Federal Funds rate was 5.25% at December 31, 2006 compared to 4.25% at December 31, 2005.

Higher sales occurred in the variable annuity business driven by the recently introduced L.INC and CPPLI product riders and a more targeted sales process. Sales of products with the L.INC and CPPLI riders accounted for $886.3 million and $451.9 million, respectively, of the increase in sales compared to 2005.

The following table summarizes selected information about the Company’s deferred individual fixed annuities, including the fixed option of variable annuities, as of December 31, 2006:

	Ratchet		Reset		Market value adjustment (MVA) and other		Total
(dollars in millions)	Account value	Weighted average crediting rate	Account value	Weighted average crediting rate	Account value	Weighted average crediting rate	Account value	Weighted average crediting rate
Minimum interest rate of 3.50% or greater	$—	N/A	$506.2	3.46%	$—	N/A	$506.2	3.46%
Minimum interest rate of 3.00% to 3.49%	2,130.2	4.59%	4,603.5	3.10%	—	N/A	6,733.7	3.57%
Minimum interest rate lower than 3.00%	848.3	3.32%	615.2	3.59%	38.3	3.91%	1,501.8	3.45%
MVA with no minimum interest rate guarantee	—	N/A	—	N/A	1,586.9	2.88%	1,586.9	2.88%

Total deferred individual fixed annuities	$2,978.5	4.23%	$5,724.9	3.18%	$1,625.2	2.91%	$10,328.6	3.44%

2005 Compared to 2004

The following table summarizes selected financial data for the Company’s Individual Investments segment for the years ended December 31:

(dollars in millions)	2005	2004	Change
Statements of Income Data
Revenues:
Policy charges:
Asset fees	$455.4	$427.7	6%
Administrative fees	15.7	15.3	3%
Surrender fees	61.3	60.6	1%

Total policy charges	532.4	503.6	6%
Premiums on income products	96.7	87.5	11%
Net investment income	822.4	824.8	—
Other income	1.3	0.6	NM

Total revenues	1,452.8	1,416.5	3%

Benefits and expenses:
Interest credited to policyholder account values	557.7	573.5	(3)%
Annuity benefits and claims	149.1	136.9	9%
Amortization of DAC	329.1	276.1	19%
Other operating expenses	193.1	210.0	(8)%

Total benefits and expenses	1,229.0	1,196.5	3%

Pre-tax operating earnings	$223.8	$220.0	2%

Other Data
Sales:
Individual variable annuities	$3,405.4	$3,843.5	(11)%
Individual fixed annuities	180.5	780.2	(77)%
Income products	186.6	141.0	32%
Advisory services program	231.3	181.0	28%

Total sales	$4,003.8	$4,945.7	(19)%

Average account values:
General account	$14,501.5	$14,585.9	(1)%
Separate account	34,539.0	33,030.3	5%
Advisory services program	309.3	99.1	NM

Total average account values	$49,349.8	$47,715.3	3%

Account values as of period end:
Individual variable annuities	$40,343.8	$39,770.8	1%
Individual fixed annuities	7,354.0	7,837.2	(6)%
Income products	1,857.7	1,775.6	5%
Advisory services program	411.5	195.9	NM

Total account values	$49,967.0	$49,579.5	1%

GMDB – Net amount at risk, net of reinsurance	$178.4	$296.5	(40)%
GMDB – Reserves, net of reinsurance	$26.9	$23.6	14%
Pre-tax operating earnings to average account values	0.45%	0.46%

The slight increase in pre-tax operating earnings primarily was driven by higher asset fees, lower other operating expenses, additional interest spread income and increased premiums on income products, offset by increases in amortization of DAC and annuity benefits and claims.

Asset fees rose due to both higher average separate account values and a higher average asset fee rate charged, representing approximately $20 million and $8 million, respectively, of the overall increase. The increase in average separate account values primarily was due to the general upward trend in the equity and fixed income markets offset in part by withdrawals that exceeded new deposits. The average variable asset fee rate increased from 1.29% to 1.32% as new business sold with living benefit riders influenced the overall average rate.

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

Higher amortization of DAC in 2005 compared to 2004 primarily was due to increased variable annuity gross profits driven by favorable market experience and business growth, which resulted in a $34.7 million true-up of amortization. In addition, increased fixed annuity gross profits, which were driven by higher income from mortgage loan prepayments and bond call premiums as well as increased surrender fees, resulted in a $5.0 million true-up of amortization. Unlocking within fixed annuities resulted in an additional $13.3 million of increased amortization in 2005 compared to 2004.

The increase in annuity benefits and claims primarily was driven by increased premiums from immediate annuity products and growth in contracts containing guaranteed living benefits.

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

The following table summarizes selected information about the Company’s deferred individual fixed annuities, including the fixed option of variable annuities, as of December 31, 2005:

	Ratchet		Reset		Market value adjustment (MVA) and other		Total
(dollars in millions)	Account value	Weighted average crediting rate	Account value	Weighted average crediting rate	Account value	Weighted average crediting rate	Account value	Weighted average crediting rate
Minimum interest rate of 3.50% or greater	$—	N/A	$1,388.5	4.13%	$—	N/A	$1,388.5	4.13%
Minimum interest rate of 3.00% to 3.49%	2,976.0	4.94%	5,856.6	3.09%	—	N/A	8,832.6	3.71%
Minimum interest rate lower than 3.00%	886.4	3.26%	353.5	3.10%	7.9	3.41%	1,247.8	3.22%
MVA with no minimum interest rate guarantee	—	N/A	—	N/A	1,543.8	3.01%	1,543.8	3.01%

Total deferred individual fixed annuities	$3,862.4	4.55%	$7,598.6	3.28%	$1,551.7	3.01%	$13,012.7	3.63%

Retirement Plans

2006 Compared to 2005

The following table summarizes selected financial data for the Company’s Retirement Plans segment for the years ended December 31:

(dollars in millions)	2006	2005	Change
Statements of Income Data
Revenues:
Policy charges:
Asset fees	$125.4	$129.5	(3)%
Administrative fees	30.3	8.0	NM
Surrender fees	4.5	7.5	(40)%

Total policy charges	160.2	145.0	11%
Net investment income	636.0	643.1	(1)%

Total revenues	796.2	788.1	1%

Benefits and expenses:
Interest credited to policyholder account values	440.5	444.8	(1)%
Amortization of DAC	37.9	47.2	(20)%
Other operating expenses	179.1	181.8	(2)%

Total benefits and expenses	657.5	673.8	(2)%

Pre-tax operating earnings	$138.7	$114.3	21%

Other Data
Sales:
Private sector	$1,299.6	$1,446.9	(10)%
Public sector	1,533.3	1,544.8	(1)%

Total sales	$2,832.9	$2,991.7	(5)%

Average account values:
General account	$10,756.1	$10,519.0	2%
Separate account	17,544.3	18,739.2	(6)%

Total average account values	$28,300.4	$29,258.2	(3)%

Account values as of period end:
Private sector	$12,542.9	$13,900.9	(10)%
Public sector	15,979.5	15,790.2	1%

Total account values	$28,522.4	$29,691.1	(4)%

Pre-tax operating earnings to average account values	0.49%	0.39%

The increase in pre-tax operating earnings primarily was driven by higher administrative fees and lower amortization of DAC.

Higher administrative fees were attributable to the surrender of a group fixed annuity contract in the second quarter of 2006, which resulted in an $18.6 million policy adjustment.

Amortization of DAC was lower in 2006 primarily due to unlocking in 2005 related to mutual fund revenue assumptions that resulted in higher amortization expense in 2005 compared to favorable true-ups in 2006.

The following table summarizes the interest spread on Retirement Plans segment average general account values for the years ended December 31:

	2006	2005
Net investment income	5.91%	6.11%
Interest credited	4.09%	4.23%

Interest spread on average general account values	1.82%	1.88%

Interest spread margins decreased to 182 basis points in 2006 compared to 188 basis points in 2005. Included in the current year were 9 basis points, or $9.9 million, of income from mortgage loan prepayment penalties and bond call premiums compared to 20 basis points, or $21.2 million, in 2005. For the full year 2007, the Company expects interest spread margins to remain relatively stable in this segment and projects full year spreads of 180 to 185 basis points, including a nominal level of prepayment activity.

Private sector sales decreased due to the declining issuance of group annuity contracts described earlier and the related decrease in recurring flows.

2005 Compared to 2004

The following table summarizes selected financial data for the Company’s Retirement Plans segment for the years ended December 31:

(dollars in millions)	2005	2004	Change
Statements of Income Data
Revenues:
Policy charges:
Asset fees	$129.5	$137.7	(6)%
Administrative fees	8.0	8.2	(2)%
Surrender fees	7.5	11.1	(32)%

Total policy charges	145.0	157.0	(8)%
Net investment income	643.1	627.9	2%

Total revenues	788.1	784.9	—

Benefits and expenses:
Interest credited to policyholder account values	444.8	435.5	2%
Amortization of DAC	47.2	39.6	19%
Other operating expenses	181.8	184.5	(1)%

Total benefits and expenses	673.8	659.6	2%

Pre-tax operating earnings	$114.3	$125.3	(9)%

Other Data
Sales:
Private sector	$1,446.9	$1,707.8	(15)%
Public sector	1,544.8	1,514.2	2%

Total sales	$2,991.7	$3,222.0	(7)%

Average account values:
General account	$10,519.0	$9,773.8	8%
Separate account	18,739.2	19,110.9	(2)%

Total average account values	$29,258.2	$28,884.7	1%

Account values as of period end:
Private sector	$13,900.9	$14,461.0	(4)%
Public sector	15,790.2	14,889.2	6%

Total account values	$29,691.1	$29,350.2	1%

Pre-tax operating earnings to average account values	0.39%	0.43%

The decrease in pre-tax operating earnings primarily was driven by lower asset fees and higher amortization of DAC, partially offset by additional interest spread income.

The decline in asset fees was driven by the shift in sales from group annuity to trust products and continued surrenders of existing group annuity contracts.

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

Interest spread margins decreased to 188 basis points in 2005 compared to 196 basis points in 2004. Included in the current year were 20 basis points, or $21.2 million, of income from mortgage loan prepayment penalties and bond call premiums compared to 18 basis points, or $17.7 million, in 2004. Excluding the impact from prepayment activity, the decrease in margins was driven by the combination of long-duration higher yielding assets rolling over into lower yielding assets as yields on new cash flows were below the portfolio rate. Overall interest spread income improved due to growth in general account values, offset in part by the lower interest margins described above.

Private sector sales decreased due to the declining issuance of group annuity contracts described earlier and the related decrease in recurring flows.

Individual Protection

2006 Compared to 2005

The following table summarizes selected financial data for the Company’s Individual Protection segment for the years ended December 31:

(dollars in millions)	2006	2005	Change
Statements of Income Data
Revenues:
Policy charges:
Asset fees	$32.8	$28.3	16%
Cost of insurance charges	282.1	270.5	4%
Administrative fees	64.3	66.3	(3)%
Surrender fees	11.5	12.6	(9)%

Total policy charges	390.7	377.7	3%
Traditional life insurance premiums	165.8	163.3	2%
Net investment income	328.2	332.8	(1)%
Other	0.3	—	NM

Total revenues	885.0	873.8	1%

Benefits and expenses:
Interest credited to policyholder account values	179.2	182.4	(2)%
Life insurance benefits	247.5	228.4	8%
Policyholder dividends on participating policies	25.6	33.1	(23)%
Amortization of DAC	69.6	89.0	(22)%
Other operating expenses	142.4	148.1	(4)%

Total benefits and expenses	664.3	681.0	(3)%

Pre-tax operating earnings	$220.7	$192.8	15%

Other Data
Sales:
Corporate-owned life insurance	$805.9	$657.5	23%
The BEST of AMERICA variable life series	437.3	426.0	3%
Traditional/universal life insurance	356.7	352.3	1%

Total sales	$1,599.9	$1,435.8	11%

Policy reserves as of period end:
Individual investment life insurance	$3,676.4	$3,334.7	10%
Corporate investment life insurance	8,514.4	6,744.6	26%
Traditional life insurance	2,014.3	2,132.7	(6)%
Universal life insurance	1,128.9	1,066.7	6%

Total policy reserves	$15,334.0	$13,278.7	16%

Insurance in force as of period end:
Individual investment life insurance	$38,762.0	$37,539.8	3%
Corporate investment life insurance	24,764.4	23,635.5	5%
Traditional life insurance	19,800.9	19,940.9	(1)%
Universal life insurance	9,600.7	8,863.4	8%

Total insurance in force	$92,928.0	$89,979.6	3%

The increase in pre-tax operating earnings primarily was driven by decreased amortization of DAC, increased cost of insurance charges and lower policyholder dividends on participating policies, partially offset by higher life insurance benefits.

Amortization of DAC declined primarily due to unlocking related to mortality assumptions within the fixed life line of business resulting in $17.4 million of lower DAC amortization.

Higher cost of insurance charges were due to increased business in force combined with the aging of the individual life business block. The aging of a block generally increases cost of insurance charges.

Higher life insurance benefits were due to adverse mortality in both the fixed and investment life businesses, partially offset by a $3.3 million waiver of premium reserve release in fixed life during the first quarter of 2006. The overall increase in total policyholder benefits was partially offset by lower policyholder dividends on participating policies, primarily driven by a lower current dividend scale.

The increase in sales primarily was attributable to significant COLI production during 2006.

2005 Compared to 2004

The following table summarizes selected financial data for the Company’s Individual Protection segment for the years ended December 31:

(dollars in millions)	2005	2004	Change
Statements of Income Data
Revenues:
Policy charges:
Asset fees	$28.3	$23.1	23%
Cost of insurance charges	270.5	259.7	4%
Administrative fees	66.3	68.0	(3)%
Surrender fees	12.6	13.8	(9)%

Total policy charges	377.7	364.6	4%
Traditional life insurance premiums	163.3	182.9	(11)%
Net investment income	332.8	327.2	2%

Total revenues	873.8	874.7	—

Benefits and expenses:
Interest credited to policyholder account values	182.4	181.5	—
Life insurance benefits	228.4	232.3	(2)%
Policyholder dividends on participating policies	33.1	36.2	(9)%
Amortization of DAC	89.0	94.4	(6)%
Other operating expenses	148.1	159.7	(7)%

Total benefits and expenses	681.0	704.1	(3)%

Pre-tax operating earnings	$192.8	$170.6	13%

Other Data
Sales:
Corporate-owned life insurance	$657.5	$564.5	16%
The BEST of AMERICA variable life series	426.0	439.6	(3)%
Traditional/universal life insurance	352.3	342.2	3%

Total sales	$1,435.8	$1,346.3	7%

Policy reserves as of period end:
Individual investment life insurance	$3,334.7	$3,056.1	9%
Corporate investment life insurance	6,744.6	5,444.1	24%
Traditional life insurance	2,132.7	2,114.9	1%
Universal life insurance	1,066.7	982.7	9%

Total policy reserves	$13,278.7	$11,597.8	14%

Insurance in force as of period end:
Individual investment life insurance	$37,539.8	$36,503.3	3%
Corporate investment life insurance	23,635.5	10,904.1	117%
Traditional life insurance	19,940.9	21,169.1	(6)%
Universal life insurance	8,863.4	8,324.1	6%

Total insurance in force	$89,979.6	$76,900.6	17%

Pre-tax operating earnings increased due to lower other operating expenses and higher cost of insurance charges, partially offset by lower life insurance premiums.

Lower other operating expenses primarily resulted from a decline in certain uncapitalized commissions due to a shift in mix to products with lower commission rates. Also contributing to the decrease were higher capitalization of certain software charges related to a systems consolidation project with an increase in the amounts eligible to be capitalized and additional mutual fund expense reimbursements from increased separate account values.

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

Corporate and Other

2006 Compared to 2005

The following table summarizes selected financial data for the Company’s Corporate and Other segment for the years ended December 31:

(dollars in millions)	2006	2005	Change
Statements of Income Data
Operating revenues:
Net investment income	$354.8	$307.1	16%
Other income	3.4	1.8	89%

Total operating revenues	358.2	308.9	16%

Benefits and operating expenses:
Interest credited to policyholder account values	208.7	146.1	43%
Interest expense on debt	65.5	66.3	(1)%
Other operating expenses	4.0	15.8	(75)%

Total benefits and operating expenses	278.2	228.2	22%

Pre-tax operating earnings	80.0	80.7	(1)%
Net realized gains on investments, hedging instruments and hedged items[1]	1.0	9.5	(90)%
Adjustment to amortization related to net realized gains and losses	9.9	(1.0)	NM

Income from continuing operations before federal income taxes	$90.9	$89.2	2%

Other Data
Account values as of period end — Funding agreements backing medium-term notes	$4,599.5	$3,998.2	15%

[1]	Excluding periodic net coupon settlements on non-qualifying derivatives and net realized gains and losses related to securitizations.

Pre-tax operating earnings were virtually flat as lower other operating expenses were offset by lower interest spread income.

Lower other operating expenses were driven by lower legal expenses in 2006 due to favorable developments on several cases.

Interest spread income declined primarily due to lower margins in the MTN program.

The Company recorded lower net realized gains on investments, hedging instruments and hedged items during 2006 compared to 2005 primarily due to an increase in gross losses on sales of fixed maturity securities, partially offset by lower current year impairments as 2005 included significant losses on airline industry holdings.

The following table summarizes net realized gains on investments, hedging instruments and hedged items from continuing operations by source for the years ended December 31:

(in millions)	2006	2005
Total realized gains on sales, net of hedging losses	$88.8	$75.6
Total realized losses on sales, net of hedging gains	(64.8)	(22.9)
Total other-than-temporary and other investment impairments	(17.1)	(36.8)
Credit default swaps	(1.1)	(7.5)
Periodic net coupon settlements on non-qualifying derivatives	1.9	1.1
Other derivatives	(0.6)	1.1

Net realized gains on investments, hedging instruments and hedged items	$7.1	$10.6

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

2005 Compared to 2004

The following table summarizes selected financial data for the Company’s Corporate and Other segment for the years ended December 31:

(dollars in millions)	2005	2004	Change
Statements of Income Data
Operating revenues:
Net investment income	$307.1	$220.6	39%
Other income	1.8	15.8	(89)%

Total operating revenues	308.9	236.4	31%

Benefits and operating expenses:
Interest credited to policyholder account values	146.1	86.7	69%
Interest expense on debt	66.3	59.8	11%
Other operating expenses	15.8	27.8	(43)%

Total benefits and operating expenses	228.2	174.3	31%

Pre-tax operating earnings	80.7	62.1	30%
Net realized gains (losses) on investments, hedging instruments and hedged items[1]	9.5	(43.0)	NM
Adjustment to amortization of DAC related to net realized gains and losses	(1.0)	—	NM

Income from continuing operations before federal income taxes	$89.2	$19.1	NM

Other Data
Account values as of period end — Funding agreements backing medium-term notes	$3,998.2	$4,401.6	(9)%

[1]	Excluding periodic net coupon settlements on non-qualifying derivatives and net realized gains and losses related to securitizations.

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

The decline in other expenses primarily was due to a $7.3 million reclassification of activity related to variable interest entities (VIEs) between other expenses and other income.

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

The following table summarizes net realized gains (losses) on investments, hedging instruments and hedged items from continuing operations by source for the years ended December 31:

(in millions)	2005	2004
Total realized gains on sales, net of hedging losses	$75.6	$65.0
Total realized losses on sales, net of hedging gains	(22.9)	(12.7)
Total other-than-temporary and other investment impairments	(36.8)	(90.6)
Credit default swaps	(7.5)	0.3
Periodic net coupon settlements on non-qualifying derivatives	1.1	6.6
Other derivatives	1.1	(5.0)

Net realized gains (losses) on investments, hedging instruments and hedged items	$10.6	$(36.4)

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

The following table summarizes for the year ended December 31, 2006 the Company’s largest aggregate losses on sales and write-downs by issuer, the related circumstances giving rise to the losses and the circumstances that may have affected other material investments held:

	Fair value at sale (proceeds)	YTD loss on sale	YTD write- downs	December 31, 2006
(in millions)				Holdings[1]	Net unrealized gain (loss)
A global service company that provides financial guarantee products and specialized financial services to public finance and structured finance clients.	$20.3	$(7.6)	$—	$—	$—

U.S. government agency securities that were sold at a loss in 2006. No impairment is necessary on the remaining holdings.	221.3	(4.8)	—	559.4	44.0

U.S. government securities that were sold at a loss in 2006. No impairment is necessary on the remaining holdings.	118.2	(2.4)	—	123.7	10.0

A global service company that provides electronic commerce and payment services for businesses and consumers. The securities were sold during 2006.	35.6	(1.6)	—	—	—

A global service company that designs, manufactures and distributes permanent merchandising systems and point-of-purchase displays for leading consumer branded cosmetics companies and mass market retailers. No impairment is necessary on the remaining holdings.	1.0	—	(3.7)	1.4	—

Total	$396.4	$(16.4)	$(3.7)	$684.5	$54.0

[1]	Holdings represent amortized cost of fixed maturity securities and cost of equity securities as of the date indicated.

No other issuer had aggregate losses on sales and write-downs greater than 2.0% of the Company’s total gross losses on sales and write-downs on fixed maturity and equity securities.

Contractual Obligations and Commitments

The following table summarizes the Company’s contractual obligations and commitments as of December 31, 2006 expected to be paid in the periods presented. Payment amounts reflect the Company’s estimate of undiscounted cash flows related to these obligations and commitments. Balance sheet amounts were determined in accordance with GAAP and in many cases differ significantly from the summation of undiscounted cash flows. The most significant difference relates to future policy benefits related to life and health insurance, which include discounting.

	Payments due by period					Amount per balance sheet
(in millions)	Less than 1 year	1-3 years	3-5 years	More than 5 years	Total
Debt[1]:
Short-term	$82.3	$—	$—	$—	$82.3	$75.2
Long-term, payable to NFS	53.7	107.4	107.4	1,799.7	2,068.2	700.0

Subtotal	136.0	107.4	107.4	1,799.7	2,150.5	775.2

License obligation	10.3	23.8	17.1	0.7	51.9	—

Purchase and lending commitments:
Fixed maturity securities[2]	53.9	—	—	—	53.9	—
Commercial mortgage loans[2]	120.1	1.8	—	—	121.9	—
Limited partnerships[3]	91.6	—	—	—	91.6	—

Subtotal	265.6	1.8	—	—	267.4	—

Future policy benefits and claims[4]:
Fixed annuities and fixed option of variable annuities[5]	1,991.3	2,754.8	2,038.4	5,099.8	11,884.3	11,140.5
Life and health insurance[5]	507.0	1,242.6	762.8	7,764.9	10,277.3	5,572.6
Single premium immediate annuities[6]	243.9	453.3	389.2	1,841.3	2,927.7	1,863.9
Group pension deferred fixed annuities[7]	1,429.1	2,513.0	2,074.9	8,709.2	14,726.2	10,839.0
Funding agreements backing MTNs[2,8]	2,167.0	1,987.8	915.4	257.4	5,327.6	4,993.4

Subtotal	6,338.3	8,951.5	6,180.7	23,672.6	45,143.1	34,409.4

Cash and securities collateral[9]:
Cash collateral on securities lending	802.3	—	—	—	802.3	802.3
Cash collateral on derivative transactions	171.0	—	—	—	171.0	171.0
Securities collateral on securities lending	778.6	—	—	—	778.6	778.6
Securities collateral on derivative transactions	12.8	—	—	—	12.8	12.8

Subtotal	1,764.7	—	—	—	1,764.7	1,764.7

Total	$8,514.9	$9,084.5	$6,305.2	$25,473.0	$49,377.6	$36,949.3

[1]

No contractual provisions exist that could create, increase or accelerate those obligations presented. The amount presented includes contractual principal payments and interest based on rates in effect at December 31, 2006.

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

[4]

A significant portion of policy contract benefits and claims to be paid do not have stated contractual maturity dates and may not result in any ultimate payment obligation. Amounts reported herein represent estimated undiscounted cash flows out of the Company’s general account related to death, surrender, annuity and other benefit payments under policy contracts in force at December 31, 2006. Separate account payments are not reflected herein due to the matched nature of these obligations and because the contract owners maintain the investment risk of such deposits. Estimated payment amounts reported herein were developed based on review of historical results experienced by the Company and the related contractual provisions. Significant assumptions incorporated in the reported amounts include: future policy lapse rates (including the impact of customer decisions to make future premium payments to keep the related policies in force), coverage levels remaining unchanged from those provided under contracts in force at December 31, 2006, future interest crediting rates, and the estimated timing of payments. Actual amounts will vary, potentially by a significant amount, from the amounts indicated due to deviations between assumptions and actual results and the addition of new business in future periods.

[5]

Contractual provisions exist which could adjust the amount and/or timing of those obligations reported. Key assumptions related to payments due by period include customer lapse and withdrawal rates (including timing of death), exchanges to and from the fixed and separate accounts of the variable annuities, claim experience with respect to guarantees, and future interest crediting level. Assumptions for future interest crediting levels have been made based on processes consistent with the Company’s past practices, which is at the discretion of the Company, subject to guaranteed minimum crediting rates in many cases and/or subject to contractually obligated increases for specified periods of time. Many of the contracts with potentially accelerated timing of payments are subject to surrender charges which are generally calculated as a percentage of deposits made and are assessed at declining rates during the first seven years after a deposit is made. Amounts disclosed herein include an estimate of those accelerated payments, net of applicable surrender charges. See Note 2(g) to the audited consolidated financial statements included in the F pages of this report for a description of the Company’s method for establishing life and annuity reserves in accordance with GAAP. Health reserves are immaterial and are reflected in the less than one-year column.

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

[8]

See Part II, Item 7 – MD&A – Off-Balance Sheet Transactions for a detailed discussion of the Company’s MTN program. The amounts presented include contractual principal and interest based on rates in effect at December 31, 2006.

[9]	Since the timing of the return of collateral is uncertain, these obligations have been reflected in payments due in less than one year.

Off-Balance Sheet Transactions

Under the MTN program, NLIC issues funding agreements to an unconsolidated third party trust to secure notes issued to investors by the trust. The funding agreements rank pari passu with all other insurance claims of the issuing company in the event of liquidation and should be treated as “annuities” under applicable Ohio insurance law. Therefore, the funding agreement obligations are classified as a component of future policy benefits and claims on the consolidated balance sheets. Because the Company is not the primary beneficiary of, and has no ownership interest in, or control over, the third party trust that issues the notes, the Company does not include the trust in its consolidated financial statements. Since the notes issued by the trust have a secured interest in the funding agreements issued by the Company, Moody’s and S&P assign the same ratings to the notes and the insurance financial strength of the Company.

ITEM 7A QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market Risk Sensitive Financial Instruments

The Company is subject to potential fluctuations in earnings and the fair value of certain of its assets and liabilities, as well as variations in expected cash flows due to changes in market interest rates and equity prices. The following discussion focuses on specific interest rate, foreign currency and equity price risks to which the Company is exposed and describes strategies used to attempt to manage these risks. The discussion is limited to financial instruments subject to market risks and is not intended to be a complete discussion of all of the risks to which the Company is exposed.

Interest Rate Risk

Fluctuations in interest rates can impact the Company’s earnings, cash flows and the fair value of its assets and liabilities. In a declining interest rate environment, the Company may be required to reinvest the proceeds from maturing and prepaying investments at rates lower than the overall yield of the portfolio, which could reduce future interest spread income. In addition, minimum guaranteed crediting rates (ranging from 1.5% to 3.5% for a majority of the individual annuity contracts in force) on certain individual annuity contracts could prevent the Company from lowering its interest crediting rates to levels commensurate with prevailing market interest rates, resulting in a reduction to the Company’s interest spread income in the event market interest rates remain at, or decline from December 31, 2006 levels. The average crediting rate for fixed annuity products during 2006 was 3.78% and 4.09% for the Individual Investments and Retirement Plans segments, respectively (compared to 3.85% and 4.23%, respectively, during 2005), well in excess of the guaranteed rates.

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

Conversely, a rising interest rate environment could result in a reduction of interest spread income or an increase in policyholder surrenders. Existing general account investments supporting annuity liabilities had a weighted average maturity of approximately 5.7 years as of December 31, 2006. Therefore, the change in yield of the portfolio will lag changes in market interest rates. This lag increases if the rate of prepayments of securities slows. To the extent the Company sets renewal rates based on current market rates, this will result in reduced interest spreads. Alternatively, if the Company sets renewal crediting rates while attempting to maintain a desired spread from the portfolio yield, the rates offered by the Company may be less than new money rates offered by competitors. This difference could result in an increase in surrender activity by policyholders. If the Company was unable to fund surrenders with its cash flow from operations, the Company might need to sell assets, which likely would have declined in value due to the increase in interest rates. The Company attempts to mitigate this risk by offering products that assess surrender charges and/or market value adjustments at the time of surrender, and by managing the maturity and interest-rate sensitivities of the assets to approximate those of the liabilities.

Asset/Liability Management Strategies to Manage Interest Rate Risk

The Company employs an asset/liability management approach tailored to the specific requirements of each of its products. Each line of business has an investment policy based on its specific characteristics. The policy establishes asset maturity and duration, quality and other relevant guidelines.

An underlying pool or pools of investments, including combinations of dedicated and common asset pools, support each general account line of business. Dedicated pools of assets have been created for certain liabilities or groups of liabilities within most lines and represent the majority of the pools. These pools consist of whole assets purchased specifically for the underlying line of business. In general, assets placed in any given portfolio remain there until they mature (or are called), but active management of specific securities, sectors and several top-down risks may result in portfolio turnover or transfers among the various portfolios. The common asset pools are generally maintained on the basis of the desired maturity characteristics of the assets used (e.g., 4 to 7 years weighted average life). The various lines of business are given “ownership” percentages of assets acquired by the pools depending on their contribution to the amounts purchased in the pools, in a manner analogous to investment year allocations. This methodology is sometimes referred to as synthetic segmentation.

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

There are two approaches to developing investment policies:

•

For liabilities where cash flows are not interest sensitive and the credited rate is fixed (e.g., immediate annuities), the Company attempts to manage risk with a combination cash matching/duration matching strategy. Duration is a measure of the sensitivity of price to changes in interest rates. For a rate movement of 100 basis points the fair value of liabilities with a duration of 5 years would change by approximately 5%. For this type of liability, the Company generally targets an asset/liability duration mismatch of -0.25 to +0.50 years. In addition, the Company attempts to minimize asset and liability cash flow mismatches, especially over the first five years. However, the desired degree of cash matching is balanced against the cost of cash matching.

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

Use of Derivatives to Manage Interest Rate Risk

The Company periodically purchases fixed rate investments to back variable rate liabilities. As a result, the Company can be exposed to interest rate risk due to the mismatch between variable rate liabilities and fixed rate assets. In an effort to mitigate this risk, the Company enters into various types of derivative instruments to minimize this mismatch, with fluctuations in the fair values of the derivatives offsetting changes in the fair values of the investments resulting from changes in interest rates. The Company principally uses pay fixed/receive variable interest rate swaps to manage this risk.

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

As a result of entering into commercial mortgage loan and private placement commitments, the Company is exposed to changes in the fair value of such commitments due to changes in interest rates during the commitment period prior to the loans being funded. In an effort to manage this risk, the Company enters into short U.S. Treasury futures during the commitment period. With short U.S. Treasury futures, if interest rates rise/fall, the gains/losses on the futures will offset the change in fair value of the commitment attributable to the change in interest rates.

The Company periodically purchases variable rate investments (i.e., commercial mortgage loans and corporate bonds). As a result, the Company can be exposed to variability in cash flows and investment income due to changes in interest rates. Such variability poses risks to the Company when the assets are funded with fixed rate liabilities. In an effort to manage this risk, the Company may enter into receive fixed/pay variable interest rate swaps.

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

Characteristics of Interest Rate Sensitive Financial Instruments

The table below provides information about the Company’s financial instruments as of December 31, 2006 that are sensitive to changes in interest rates. Insurance contracts that subject the Company to significant mortality risk, including life insurance contracts and life-contingent immediate annuities, do not meet the definition of a financial instrument and are not included in the table.

	Estimated year of maturities/repayments							2006 Fair Value	2005 Fair Value
(in millions)	2007	2008	2009	2010	2011	There- after	Total
Assets
Fixed maturity securities:
Corporate bonds:
Principal	$1,940.3	$1,815.1	$1,559.8	$1,568.4	$2,028.5	$5,705.2	$14,617.3	$14,733.7	$16,349.7
Weighted average interest rate	5.90%	6.00%	6.58%	6.10%	6.12%	6.10%	6.12%
Mortgage and other asset-backed securities:
Principal	$1,152.4	$876.2	$766.0	$783.6	$794.3	$5,223.3	$9,595.8	$9,508.6	$9,423.3
Weighted average interest rate	5.72%	5.32%	5.46%	5.43%	5.66%	5.54%	5.54%
Other fixed maturity securities:
Principal	$42.2	$55.3	$74.3	$30.9	$45.1	$736.2	$984.0	$1,033.1	$1,425.1
Weighted average interest rate	5.30%	5.12%	5.79%	5.21%	5.02%	6.28%	6.05%
Mortgage loans on real estate:
Principal	$181.6	$264.5	$269.2	$391.2	$865.3	$4,871.5	$6,843.3	$8,060.7	$8,503.0
Weighted average interest rate	6.79%	6.04%	6.55%	6.62%	6.53%	6.11%	6.22%

Liabilities
Individual deferred fixed annuities:
Principal	$2,251.6	$1,603.3	$1,257.2	$1,080.6	$953.2	$3,894.3	$11,040.2	$9,416.4	$11,296.6
Weighted average crediting rate	3.24%	3.14%	3.15%	3.22%	3.29%	3.30%
Group pension deferred fixed annuities:
Principal	$1,526.4	$1,325.4	$1,138.7	$997.8	$812.8	$5,037.9	$10,839.0	$10,978.0	$10,880.3
Weighted average crediting rate	4.08%	4.05%	4.04%	4.04%	4.04%	4.05%
Funding agreements backing MTNs:
Principal	$2,014.9	$1,064.6	$775.2	$522.2	$357.7	$—	$4,734.6	$4,611.8	$3,998.3
Weighted average crediting rate	4.45%	4.44%	4.30%	4.26%	2.59%	—
Immediate annuities:
Principal	$247.5	$220.5	$194.6	$165.1	$141.3	$894.9	$1,863.9	$449.0	$432.0
Weighted average crediting rate	6.63%	6.68%	6.72%	6.77%	6.83%	6.88%
Short-term debt:
Principal	$75.2	$—	$—	$—	$—	$—	$75.2	$75.2	$242.3
Weighted average interest rate	5.32%	—	—	—	—	—	5.32%
Long-term debt:
Principal	$—	$—	$—	$—	$—	$700.0	$700.0	$809.3	$822.8
Weighted average interest rate	—	—	—	—	—	7.67%	7.67%

	Estimated year of maturities/repayments							2006 Fair Value	2005 Fair Value
(in millions, except settlement prices)	2007	2008	2009	2010	2011	There- after	Total
Derivative Financial Instruments
Interest rate swaps:
Pay fixed/receive variable:
Notional value	$273.8	$413.3	$563.4	$403.8	$841.3	$549.5	$3,045.1	$(95.4)	$(69.6)
Weighted average pay rate	4.61%	4.80%	4.96%	4.87%	5.01%	5.16%	4.95%
Weighted average receive rate[1]	5.40%	5.37%	5.37%	5.43%	5.50%	5.45%	5.43%
Pay fixed/receive variable, forward starting:
Notional value	$—	$—	$—	$—	$—	$177.9	$177.9	$(0.8)	$(0.2)
Weighted average pay rate	—	—	—	—	—	5.13%	5.13%
Weighted average receive rate	—	—	—	—	—	5.36%	5.36%
Pay variable/receive fixed:
Notional value	$489.4	$228.8	$—	$—	$253.8	$36.5	$1,008.5	$214.1	$280.4
Weighted average pay rate[1]	5.74%	5.37%	—	—	5.88%	6.49%	5.72%
Weighted average receive rate	4.56%	5.21%	—	—	6.18%	5.33%	5.14%
Pay variable/receive variable:
Notional value	$—	$—	$—	$—	$—	$—	$—	$—	$13.5
Weighted average pay rate[1]	—	—	—	—	—	—	—
Weighted average receive rate[1]	—	—	—	—	—	—	—
Pay fixed/receive fixed:
Notional value	$44.0	$16.8	$64.1	$56.8	$67.8	$135.5	$385.0	$(46.4)	$(42.6)
Weighted average pay rate	5.98%	5.83%	5.73%	3.56%	5.61%	5.10%	5.20%
Weighted average receive rate	3.34%	4.04%	4.16%	4.60%	5.28%	6.10%	5.00%
Convertible asset swaps:
Notional value	$—	$—	$—	$—	$—	$—	$—	$—	$0.2
Weighted average pay rate	—	—	—	—	—	—	—
Weighted average receive rate	—	—	—	—	—	—	—
Credit default swaps sold:
Notional value	$106.0	$115.0	$24.5	$55.0	$16.0	$25.0	$341.5	$2.5	$3.0
Weighted average receive rate	1.00%	0.57%	0.59%	0.73%	1.76%	0.40%	0.77%
Credit default swaps purchased:
Notional value	$0.5	$11.5	$0.8	$—	$0.5	$22.0	$35.3	$(0.2)	$—
Weighted average pay rate	5.00%	1.10%	5.00%	—	—	0.56%	0.89%
Embedded derivatives:
Notional value	$—	$—	$—	$—	$—	$20.0	$20.0	$54.5	$7.2
Total return swaps[2]:
Notional value	$75.0	$—	$—	$—	$—	$—	$75.0	$0.1	$0.1
Treasury futures:
Short positions:
Contract amount/notional value	$4.4	$—	$—	$—	$—	$—	$4.4	$—	$—
Weighted average settlement price	106.7	—	—	—	—	—	106.7
Long positions:
Contract amount/notional value	$161.6	$—	$—	$—	$—	$—	$161.6	$(2.1)	$0.3
Weighted average settlement price	108.8	—	—	—	—	—	108.8
Equity futures:
Short positions:
Contract amount/notional value	$140.3	$—	$—	$—	$—	$—	$140.3	$(0.2)	$1.4
Weighted average settlement price	1,426.4	—	—	—	—	—	1,426.4
Long positions:
Contract amount/notional value	$1.3	$—	$—	$—	$—	$—	$1.3	$—	$—
Weighted average settlement price	1,427.1	—	—	—	—	—	1,427.1
Option contracts
Long positions:
Contract amount/notional value	$88.5	$11.2	$92.7	$218.3	$571.1	$602.5	$1,584.3	$70.0	$30.8
Weighted average settlement price	1,333.7	972.7	1,068.4	1,124.3	1,035.0	1,128.0	1,100.9

[1]	Variable rates are generally based on 1, 3 or 6-month U.S. LIBOR and reflect the effective rate as of December 31, 2006.

[2]	Total return swaps are based on the Lehman CMBS index.

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

Individual deferred fixed annuities: The maturity year is based on the expected date of policyholder withdrawal, taking into account actual experience, current interest rates and contract terms. Individual deferred fixed annuities are certain individual annuity contracts, which are also subject to surrender charges calculated as a percentage of the deposits made and assessed at declining rates during the first seven years after a deposit is made. Also included in deferred fixed annuities were $948.3 million of participating group annuity contracts in 2006 ($6.70 billion in 2005). As of December 31, 2006, individual annuity general account liabilities totaling $5.12 billion ($5.69 billion in 2005) were in contracts where the crediting rate is reset periodically with portions resetting in each calendar quarter, and $795.9 million that reset annually compared to $936.9 million in 2005. Individual fixed annuity policy reserves of $2.29 billion in 2006 ($3.33 billion in 2005) were in contracts that adjust the crediting rate every five years. Individual fixed annuity policy reserves of $684.0 million in 2006 were in contracts that adjust the crediting rate every three years compared to $926.2 million in 2005. The average crediting rate is calculated as the difference between the projected yield of the assets backing the liabilities and a targeted interest spread. However, for certain individual annuities the credited rate is also adjusted to partially reflect current new money rates.

Group pension deferred fixed annuities: The maturity year is based on the expected date of policyholder withdrawal, taking into account actual experience, current interest rates and contract terms. Included were group annuity contracts representing $10.81 billion and $10.84 billion, respectively, of general account liabilities as of December 31, 2006 and 2005, which are generally subject to market value adjustment upon surrender and which also may be subject to surrender charges. Of the total group annuity liabilities in 2006, $9.76 billion ($9.69 billion in 2005) were in contracts where the crediting rate is reset quarterly, $585.2 million ($616.9 million in 2005) were in contracts that adjust the crediting rate on an annual basis with portions resetting in each calendar quarter, and $484.6 million ($530.3 million in 2005) were in contracts where the crediting rate is reset annually on January 1.

Funding agreements backing MTNs: As of December 31, 2006 and 2005, fixed annuity policy reserves of $4.60 billion and $4.00 billion, respectively, relate to funding agreements issued in conjunction with the Company’s MTN program where the crediting rate is either fixed for the term of the contract or variable, based on an underlying index.

Immediate annuities: Non-life contingent contracts in payout status where the Company has guaranteed periodic payments, typically monthly, are included. The maturity year is based on the term of the contract.

Short-term debt and long-term debt: The maturity year is the stated maturity date of the obligation.

Derivative financial instruments: The maturity year is based on the term of the related contract. Interest rate swaps include cross-currency interest rate swaps that eliminate all of the Company’s existing asset and liability foreign currency exposure. Cross-currency interest rate swaps in place against each foreign currency obligation hedge the Company against adverse currency movements with respect to both period interest payments and principal repayment. Underlying details by currency have therefore been omitted. Variable swap rates and settlement prices reflect rates and prices in effect as of December 31, 2006.

Foreign Currency Risk Management

In conjunction with the Company’s MTN program, the Company periodically issues both fixed and variable rate liabilities denominated in foreign currencies. As a result, the Company is exposed to changes in fair value of the liabilities due to changes in foreign currency exchange rates and related interest rates. In an effort to manage these risks, the Company enters into cross-currency interest rate swaps to convert these liabilities to a U.S. dollar rate.

The Company is exposed to changes in fair value of fixed rate investments denominated in a foreign currency due to changes in foreign currency exchange rates and related interest rates. In an effort to manage this risk, the Company uses cross-currency interest rate hedges to swap these asset characteristics to variable U.S. dollar rate instruments. Cross-currency interest rate swaps on assets are structured to pay a fixed rate, in the foreign currency, and receive a variable U.S. dollar rate, generally 3-month U.S. LIBOR. These derivative instruments are designated as a fair value hedge of the fixed rate foreign denominated asset.

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

Equity Market Risk

Asset fees calculated as a percentage of the separate account assets are a significant source of revenue to the Company. As of December 31, 2006, approximately 82% of separate account assets were invested in equity mutual funds (approximately 83% as of December 31, 2005). Gains and losses in the equity markets result in corresponding increases and decreases in the Company’s separate account assets and asset fee revenue. In addition, a decrease in separate account assets may decrease the Company’s expectations of future profit margins due to a decrease in asset fee revenue and/or an increase in guaranteed contract claims, which also may require the Company to accelerate the amortization of DAC.

The Company’s long-term assumption for net separate account returns is 8% annual growth. If equity markets were unchanged throughout a given year, the Company estimates that its net earnings per diluted share, calculated using current weighted average diluted shares outstanding, would be approximately $0.05 to $0.10 less than had the Company’s long-term assumption for net separate account returns been realized. This analysis assumes no other factors change and that an unlocking of DAC assumptions would not be required. However, as it does each quarter, the Company would evaluate its DAC balance and underlying assumptions to determine whether unlocking is appropriate. The Company can provide no assurance that the experience of flat equity market returns would not result in changes to other factors affecting profitability, including the possibility of unlocking of DAC assumptions.

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

In an effort to mitigate this risk, the Company has implemented a GMDB economic hedging program for certain new and existing business. Prior to implementation of the GMDB hedging program in 2000, the Company managed this risk primarily by entering into reinsurance arrangements. The GMDB economic hedging program is designed to offset changes in the economic value of the GMDB obligation up to a return of the contractholder’s premium payments. However, the first 10% of GMDB claims are not hedged. Currently the program shorts S&P 500 Index futures, which provides an offset to changes in the value of the designated obligation. The futures are not designated as hedges and, therefore, hedge accounting is not applied. The Company’s economic evaluation of the GMDB obligation is not consistent with current accounting treatment of the GMDB obligation. Therefore, the hedging activity is likely to lead to earnings volatility. This volatility was negligible in 2006. As of December 31, 2006 and 2005, the net amount at risk was $562.4 million and $1.08 billion before reinsurance, respectively, and $119.0 million and $178.4 million net of reinsurance, respectively. As of December 31, 2006 and 2005, the Company’s reserve for GMDB claims was $29.3 million and $26.9 million, respectively. See Note 3 to the audited consolidated financial statements included in the F pages of this report for discussion of the impact of adopting a new accounting principle regarding GMDB reserves in 2004.

The Company also offers certain variable annuity products with a guaranteed minimum accumulation benefit (GMAB) rider. A GMAB provides the contractholder with a guaranteed return of premium, adjusted proportionately for withdrawals, after a specified period of time (5, 7 or 10 years) selected by the contractholder at the time of issuance of the variable annuity contract. In some cases, the contractholder also has the option, after a specified period of time, to drop the rider and continue the variable annuity contract without the GMAB. The design of the GMAB rider limits the risk to the Company in a variety of ways including asset allocation requirements, which serve to reduce the Company’s potential exposure to underlying fund performance risks. Specifically, the GMAB terms limit asset allocation by (1) requiring partial allocation of assets to a guaranteed term option (a fixed rate investment option) and excluding certain funds that are highly volatile or difficult to hedge or (2) requiring all assets be allocated to one of the approved asset allocation funds or models defined by the Company. A GMAB represents an embedded derivative in the variable annuity contract that is required to be separated from, and valued apart from, the host variable annuity contract. The embedded derivative is carried at fair value and reported in other future policy benefits and claims. The Company initially records an offset to the fair value of the embedded derivative on the balance sheet, which is amortized through the income statement over the term of the GMAB period of the contract. Subsequent changes in the fair value of the embedded derivative are recognized in earnings. The fair value of the GMAB embedded derivative is calculated based on actuarial assumptions related to the projected benefit cash flows incorporating numerous assumptions including, but not limited to, expectations of contractholder persistency, market returns, correlations of market returns and market return volatility.

The Company began selling contracts with the GMAB feature on May 1, 2003. Beginning October 1, 2003, the Company launched an enhanced version of the rider that offered increased equity exposure to the contractholder in return for a higher charge. The Company simultaneously began economically hedging the GMAB exposure for those risks that exceed a level it considered acceptable. The GMAB economic hedge consists of shorting interest rate futures and S&P 500 Index futures contracts and does not qualify for hedge accounting under current guidance. Quarterly, the Company purchases S&P 500 Index put options and over-the-counter basket put options, which are constructed in order to minimize the tracking error of the hedge and the GMAB liability. See Note 2(c) to the audited consolidated financial statements included in the F pages of this report for discussion of economic hedges. The objective of the GMAB economic hedge strategy is to manage the exposures with risk beyond a level considered acceptable to the Company. The Company is exposed to equity market risk related to the GMAB feature should the growth in the underlying investments, including any GTO investment, fail to reach the guaranteed return level. The GMAB embedded derivative is likely to create volatility in earnings; however, the economic hedging program provides substantial mitigation of this exposure. This volatility was negligible in 2006 and 2005. As of December 31, 2006 and 2005, the balance of the GMAB embedded derivative was $116.3 million and $67.9 million, respectively. The increase in the balance of the GMAB embedded derivative was driven by the value of new business sold during 2006.

Beginning in March 2005, the Company began offering a hybrid GMAB/guaranteed minimum withdrawal benefit (GLWB) through its CPPLI contract rider. This living benefit combines a GMAB feature in its first 5-10 years with a lifetime withdrawal benefit which begins upon the maturity of the GMAB and extends for the duration of the insured’s life. In the event that the insured’s contract value is exhausted through such withdrawals, the Company will continue to fund future withdrawals at a pre-defined level until the insured’s death. In some cases, the contract owner has the right to drop the GLWB portion of this rider or periodically reset the guaranteed withdrawal basis to a higher level. This benefit requires a minimum allocation to guaranteed term options or adherence to limitations required by an approved asset allocation strategy as previously described above.

In March 2006, the Company added L.INC, a stand-alone GLWB, to compliment CPPLI in its product offerings. This rider is very similar to the hybrid benefit discussed above. L.INC provides for enhanced retirement income security via guaranteed accumulation rates and withdrawal rates that increase with age without the liquidity loss associated with annuitization. The lifetime withdrawal feature also is being economically hedged. Currently, the Company is using S&P 500 Index futures and U.S. Treasury futures to hedge exposure to declining equity and interest rate markets, respectively. Similar to GMDBs, the Company’s economic valuation of the lifetime income obligation is not consistent with the accounting treatment of the obligation. Therefore, hedging activity is likely to create volatility in earnings; however, the economic hedging program provides substantial mitigation of this exposure. This volatility was negligible in 2006.

Inflation

The rate of inflation did not have a material effect on the revenues or operating results of the Company during 2006, 2005 or 2004.

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

Changes in Internal Control Over Financial Reporting

Effective April 1, 2006, the Company implemented a series of new enterprise resource planning (ERP) modules, including a new general ledger and chart of accounts and new consolidation, reporting and purchasing tools. The introduction of these new ERP modules and the related workflow changes resulted in changes to many of the Company’s financial reporting controls and procedures. Such changes were identified and planned prior to their introduction into the Company’s internal controls over financial reporting. Following implementation, these new controls were validated according to the Company’s established processes. The integration of the ERP modules and related workflow changes were substantially completed during 2006. The system changes were undertaken to standardize accounting systems, improve management reporting and consolidate accounting functions for the Company, its subsidiaries and affiliates, and were not undertaken in response to any actual or perceived significant deficiencies in the Company’s internal control over financial reporting.

There have been no changes during the Company’s fourth fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B OTHER INFORMATION

None.

PART III

ITEM 10 DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Omitted due to reduced disclosure format.

ITEM 11 EXECUTIVE COMPENSATION

Omitted due to reduced disclosure format.

ITEM 12 SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Omitted due to reduced disclosure format.

ITEM 13 CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Omitted due to reduced disclosure format.

ITEM 14 PRINCIPAL ACCOUNTING FEES AND SERVICES

The table below presents fees for services rendered by KPMG LLP, the Company’s independent registered public accounting firm, for the years ended December 31 for the following: (1) the audits of the audited consolidated financial statements for NFS and its subsidiaries, including consolidated or individual financial statement audits of other NFS subsidiaries, where appropriate, for each of the years ended December 31, 2006 and 2005; (2) the reviews of the consolidated financial statements included in the Quarterly Reports on Form 10-Q for NFS and NLIC filed during each year indicated; and (3) fees billed for other services rendered by KPMG LLP.

	2006	2005
Audit fees	$6,051,200	$5,341,800
Audit related fees[1]	1,731,500	844,353
Tax fees[2]	30,000	60,200

Total fees	$7,812,700	$6,246,353

[1]

Audit related fees principally were for reports on internal controls (Statement on Auditing Standards No. 70, Service Organizations); financial statement audits of employee benefit plans; consultations with management regarding the accounting treatment of transactions or potential impact of rulings prescribed by the SEC, FASB or other accounting standard setting bodies; and other audit related agreed-upon procedures reports.

[2]

Tax fees were for tax consultation regarding federal tax issues resulting from IRS examinations, assistance with IRS or other taxing authority audits, and activities such as tax planning and preparing tax returns to be filed with various taxing authorities.

None of the above fees fall under the de minimis exception to the pre-approval rules.

The NLIC Audit Committee (on behalf of the Company and its subsidiaries) has adopted pre-approval policies and procedures for services provided by the independent registered public accounting firm. The Audit Committee approves four categories of services: audit, audit related, tax and non-audit services. Each year the independent registered public accounting firm submits to the Audit Committee a list of services, and a fee is estimated and presented to the Audit Committee for approval. The Audit Committee pre-approves both the services and the related fees. Requests for the independent registered public accounting firm to provide any additional services or to increase the budget for approved services during the course of the year also must be pre-approved by the Audit Committee. Such specific pre-approval may be provided at a meeting of the Audit Committee or between meetings, as necessary, by the Chairman of the Audit Committee to whom pre-approval has been delegated. The Chairman is directed to update the full Audit Committee at the next Audit Committee meeting for any interim approvals granted. The Audit Committee periodically monitors the services rendered by and actual fees paid to the independent registered public accounting firm to ensure that such services are within the parameters it pre-approved.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Nationwide Life Insurance Company and subsidiaries as of December 31, 2006 and 2005, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2006, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the related financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

As discussed in Note 3 to the consolidated financial statements, the Company adopted the American Institute of Certified Public Accountants’ Statement of Position 03-1, Accounting and Reporting by Insurance Enterprises for Certain Nontraditional Long-Duration Contracts and for Separate Accounts, in 2004.

/s/ KPMG LLP
Columbus, Ohio March 1, 2007

NATIONWIDE LIFE INSURANCE COMPANY AND SUBSIDIARIES

(a wholly-owned subsidiary of Nationwide Financial Services, Inc.)

Consolidated Statements of Income

(in millions)

	Years ended December 31,
	2006	2005	2004
Revenues:
Policy charges	$1,132.6	$1,055.1	$1,025.2
Traditional life insurance and immediate annuity premiums	308.3	260.0	270.4
Net investment income	2,058.5	2,105.2	2,000.5
Net realized gains (losses) on investments, hedging instruments and hedged items	7.1	10.6	(36.4)
Other income	0.2	2.2	9.8

Total revenues	3,506.7	3,433.1	3,269.5

Benefits and expenses:
Interest credited to policyholder account values	1,330.1	1,331.0	1,277.2
Life insurance and annuity benefits	450.3	377.5	369.2
Policyholder dividends on participating policies	25.6	33.1	36.2
Amortization of deferred policy acquisition costs	450.3	466.3	410.1
Interest expense on debt, primarily with Nationwide Financial Services, Inc. (NFS)	65.5	66.3	59.8
Other operating expenses	531.8	538.8	582.0

Total benefits and expenses	2,853.6	2,813.0	2,734.5

Income from continuing operations before federal income tax expense	653.1	620.1	535.0
Federal income tax expense	30.6	95.6	120.0

Income from continuing operations	622.5	524.5	415.0
Cumulative effect of adoption of accounting principle, net of taxes	—	—	(3.3)

Net income	$622.5	$524.5	$411.7

See accompanying notes to consolidated financial statements.

NATIONWIDE LIFE INSURANCE COMPANY AND SUBSIDIARIES

(a wholly-owned subsidiary of Nationwide Financial Services, Inc.)

Consolidated Balance Sheets

(in millions, except per share amounts)

	December 31,
	2006	2005
Assets
Investments:
Securities available-for-sale, at fair value:
Fixed maturity securities (cost $25,197.2 in 2006; $26,658.9 in 2005)	$25,275.4	$27,198.1
Equity securities (cost $28.5 in 2006; $35.1 in 2005)	34.4	42.1
Mortgage loans on real estate, net	8,202.2	8,458.9
Real estate, net	54.8	84.9
Policy loans	639.2	604.7
Other long-term investments	598.9	641.5
Short-term investments, including amounts managed by a related party	1,722.0	1,596.6

Total investments	36,526.9	38,626.8

Cash	0.5	0.9
Accrued investment income	323.6	344.0
Deferred policy acquisition costs	3,758.0	3,597.9
Other assets	2,001.5	1,699.1
Assets held in separate accounts	67,351.9	62,689.8

Total assets	$109,962.4	$106,958.5

Liabilities and Shareholder’s Equity
Liabilities:
Future policy benefits and claims	$34,409.4	$35,941.1
Short-term debt	75.2	242.3
Long-term debt, payable to NFS	700.0	700.0
Other liabilities	2,988.1	3,130.1
Liabilities related to separate accounts	67,351.9	62,689.8

Total liabilities	105,524.6	102,703.3

Shareholder’s equity:
Common stock, $1 par value; authorized - 5.0 shares; issued and outstanding - 3.8 shares	3.8	3.8
Additional paid-in capital	274.4	274.4
Retained earnings	4,130.9	3,883.4
Accumulated other comprehensive income	28.7	93.6

Total shareholder’s equity	4,437.8	4,255.2

Total liabilities and shareholder’s equity	$109,962.4	$106,958.5

See accompanying notes to consolidated financial statements.

NATIONWIDE LIFE INSURANCE COMPANY AND SUBSIDIARIES

(a wholly-owned subsidiary of Nationwide Financial Services, Inc.)

Consolidated Statements of Shareholder’s Equity

(in millions)

	Capital shares	Additional paid-in capital	Retained earnings	Accumlated other comprehensive income	Total shareholder’s equity
Balance as of December 31, 2003	$3.8	$271.3	$3,257.2	$467.3	$3,999.6

Comprehensive income:
Net income	—	—	411.7	—	411.7
Other comprehensive loss, net of taxes	—	—	—	(73.5)	(73.5)

Total comprehensive income					338.2

Capital contributed by NFS	—	3.1	—	—	3.1
Dividends to NFS	—	—	(125.0)	—	(125.0)

Balance as of December 31, 2004	3.8	274.4	3,543.9	393.8	4,215.9

Comprehensive income:
Net income	—	—	524.5	—	524.5
Other comprehensive loss, net of taxes	—	—	—	(300.2)	(300.2)

Total comprehensive income					224.3

Dividends to NFS	—	—	(185.0)	—	(185.0)

Balance as of December 31, 2005	3.8	274.4	3,883.4	93.6	4,255.2

Comprehensive income:
Net income	—	—	622.5	—	622.5
Other comprehensive loss, net of taxes	—	—	—	(64.9)	(64.9)

Total comprehensive income					557.6

Dividends to NFS	—	—	(375.0)	—	(375.0)

Balance as of December 31, 2006	$3.8	$274.4	$4,130.9	$28.7	$4,437.8

See accompanying notes to consolidated financial statements.

NATIONWIDE LIFE INSURANCE COMPANY AND SUBSIDIARIES

(a wholly-owned subsidiary of Nationwide Financial Services, Inc.)

Consolidated Statements of Cash Flows

(in millions)

	Years ended December 31,
	2006	2005	2004
Cash flows from operating activities:
Net income	$622.5	$524.5	$411.7
Adjustments to reconcile net income to net cash provided by operating activities:
Net realized (gains) losses on investments, hedging instruments and hedged items	(7.1)	(10.6)	36.4
Interest credited to policyholder account values	1,330.1	1,331.0	1,277.2
Capitalization of deferred policy acquisition costs	(569.6)	(460.5)	(496.4)
Amortization of deferred policy acquisition costs	450.3	466.3	410.1
Amortization and depreciation	46.6	65.6	73.0
(Increase) decrease in other assets	(298.0)	591.0	(303.5)
Increase (decrease) in policy and other liabilities	225.7	(511.1)	324.4
Other, net	0.1	(114.9)	1.5

Net cash provided by operating activities	1,800.6	1,881.3	1,734.4

Cash flows from investing activities:
Proceeds from maturity of securities available-for-sale	5,128.6	4,198.5	3,099.4
Proceeds from sale of securities available-for-sale	2,267.3	2,619.7	2,485.5
Proceeds from repayments or sales of mortgage loans on real estate	2,430.8	2,854.6	1,920.9
Cost of securities available-for-sale acquired	(5,658.9)	(6,924.1)	(6,291.4)
Cost of mortgage loans on real estate originated or acquired	(2,180.4)	(2,524.9)	(2,169.9)
Net (increase) decrease in short-term investments	(125.4)	56.9	205.9
Collateral (paid) received - securities lending, net	(332.6)	36.6	89.4
Other, net	52.1	121.6	(357.2)

Net cash provided by (used in) investing activities	1,581.5	438.9	(1,017.4)

Cash flows from financing activities:
Net (decrease) increase in short-term debt	(167.1)	27.3	15.2
Capital contributed by NFS	—	—	3.1
Cash dividends paid to NFS	(375.0)	(185.0)	(125.0)
Investment and universal life insurance product deposits	3,400.8	2,845.4	3,561.6
Investment and universal life insurance product withdrawals	(6,241.2)	(5,022.5)	(4,156.5)

Net cash used in financing activities	(3,382.5)	(2,334.8)	(701.6)

Net (decrease) increase in cash	(0.4)	(14.6)	15.4
Cash, beginning of period	0.9	15.5	0.1

Cash, end of period	$0.5	$0.9	$15.5

See accompanying notes to consolidated financial statements.

NATIONWIDE LIFE INSURANCE COMPANY AND SUBSIDIARIES

(a wholly-owned subsidiary of Nationwide Financial Services, Inc.)

Notes to Consolidated Financial Statements

December 31, 2006, 2005 and 2004

(1)	Nature of Operations

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

Wholly-owned subsidiaries of NLIC as of December 31, 2006 include Nationwide Life and Annuity Insurance Company (NLAIC) and Nationwide Investment Services Corporation (NISC). NLAIC offers universal life insurance, variable universal life insurance, corporate-owned life insurance (COLI) and individual annuity contracts on a non-participating basis. NISC is a registered broker/dealer.

The Company is a leading provider of long-term savings and retirement products in the United States of America (U.S.). The Company develops and sells a diverse range of products including individual annuities, private and public sector group retirement plans, other investment products sold to institutions, life insurance and advisory services. The Company sells its products through a diverse distribution network. Unaffiliated entities that sell the Company’s products to their own customer bases include independent broker/dealers, financial institutions, wirehouse and regional firms, pension plan administrators, and life insurance specialists. Representatives of affiliates who market products directly to a customer base include Nationwide Retirement Solutions, Inc. (NRS), Nationwide Financial Network (NFN) producers and TBG Insurance Services Corporation d/b/a TBG Financial (TBG Financial) through its joint venture with MC Insurance Agency Services, LLC d/b/a Mullin Consulting. The Company also distributes products through the NMIC agency distribution force.

As of December 31, 2006 and 2005, the Company did not have a significant concentration of financial instruments in a single investee, industry or geographic region of the U.S. Also, the Company did not have a concentration of business transactions with a particular customer, lender, distribution source, market or geographic region of the U.S. in which business is conducted that makes it overly vulnerable to a single event which could cause a severe impact to the Company’s financial position.

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

The Company’s most significant estimates include those used to determine the following: the balance, recoverability and amortization of deferred policy acquisition (DAC) for investment and universal life insurance products; impairment losses on investments; valuation allowances for mortgage loans on real estate; the liability for future policy benefits and claims; and federal income tax provision. Although some variability is inherent in these estimates, the recorded amounts reflect management’s best estimates based on facts and circumstances as of the balance sheet date. Management believes the amounts provided are appropriate.

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

December 31, 2006, 2005 and 2004

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

The fair value of fixed maturity and marketable equity securities is generally obtained from independent pricing services based on market quotations. For fixed maturity securities not priced by independent services (generally private placement securities and securities that do not trade regularly), an internally developed pricing model or “corporate pricing matrix” is most often used. The corporate pricing matrix is developed by obtaining spreads versus the U.S. Treasury yield for corporate securities with varying weighted average lives and bond ratings. The weighted average life and bond rating of a particular fixed maturity security to be priced using the corporate matrix are important inputs into the model and are used to determine a corresponding spread that is added to the U.S. Treasury yield to create an estimated market yield for that bond. The estimated market yield and other relevant factors are then used to estimate the fair value of the particular fixed maturity security. Additionally, for valuing certain fixed maturity securities with complex cash flows such as certain mortgage-backed and asset-backed securities, a “structured product model” is used. The structured product model uses third party pricing tools. For securities for which quoted market prices are not available and for which the Company’s structured product model is not suitable for estimating fair values, fair values are determined using other modeling techniques, primarily a commercial software application utilized in valuing complex securitized investments with variable cash flows. As of December 31, 2006, 71% of the fair values of fixed maturity securities were obtained from independent pricing services, 20% from the Company’s pricing matrices and 9% from other sources compared to 72%, 20% and 8%, respectively, in 2005.

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

December 31, 2006, 2005 and 2004

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

The Company grants mainly commercial mortgage loans on real estate to customers throughout the U.S. As of December 31, 2006, the Company had a diversified portfolio with no more than 25.5% of the mortgage loan portfolio in any geographic region of the U.S. and no more than 2.6% with any one borrower, compared to 23.8% and 1.6%, respectively, as of December 31, 2005. As of December 31, 2006 and 2005, 33.4% and 32.0% of the carrying value of the Company’s commercial mortgage loan portfolio financed retail properties, respectively.

Real estate to be held and used is carried at cost less accumulated depreciation. Real estate designated as held for disposal is not depreciated and is carried at the lower of the carrying value at the time of such designation or fair value less cost to sell. Other long-term investments are carried on the equity method of accounting.

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

December 31, 2006, 2005 and 2004

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

The Company periodically may enter into a derivative transaction that will not qualify for hedge accounting. The Company does not enter into speculative positions. Although these transactions do not qualify for hedge accounting, or have not been designated in hedging relationships by the Company, they are part of its overall risk management strategy. For example, the Company may sell credit default protection through a credit default swap. Although the credit default swap may not be effective in hedging specific investments, the income stream allows the Company to manage overall investment yields while exposing the Company to acceptable credit risk. The Company may enter into a cross-currency basis swap (pay a variable U.S. rate and receive a variable foreign-denominated rate) to eliminate the foreign currency exposure of a variable rate foreign-denominated liability. Although basis swaps may qualify for hedge accounting, the Company has chosen not to designate these derivatives as hedging instruments due to the difficulty in assessing and monitoring effectiveness for both sides of the basis swap. Derivative instruments that do not qualify for hedge accounting or are not designated as hedging instruments are carried at fair value, with changes in fair value recorded in realized gains and losses on investments, hedging instruments and hedged items.

NATIONWIDE LIFE INSURANCE COMPANY AND SUBSIDIARIES

(a wholly-owned subsidiary of Nationwide Financial Services, Inc.)

Notes to Consolidated Financial Statements, Continued

December 31, 2006, 2005 and 2004

(d) Revenues and Benefits

Investment and Universal Life Insurance Products: Investment products consist primarily of individual and group variable and fixed deferred annuities. Universal life insurance products include universal life insurance, variable universal life insurance, COLI, bank-owned life insurance (BOLI) and other interest-sensitive life insurance policies. Revenues for investment products and universal life insurance products consist of net investment income, asset fees, cost of insurance charges, administrative fees and surrender charges that have been earned and assessed against policy account balances during the period. The timing of revenue recognition as it relates to fees assessed on investment contracts and universal life contracts is determined based on the nature of such fees. Asset fees, cost of insurance charges and administrative fees are assessed on a daily or monthly basis and recognized as revenue when assessed and earned. Certain amounts assessed that represent compensation for services to be provided in future periods are reported as unearned revenue and recognized in income over the periods benefited. Surrender charges are recognized upon surrender of a contract in accordance with contractual terms. Policy benefits and claims that are charged to expense include interest credited to policy account values and benefits and claims incurred in the period in excess of related policy account values.

Traditional Life Insurance Products: Traditional life insurance products include those products with fixed and guaranteed premiums and benefits and primarily consist of whole life insurance, limited-payment life insurance, term life insurance and certain annuities with life contingencies. Premiums for traditional life insurance products are recognized as revenue when due. Benefits and expenses are associated with earned premiums so that profits are recognized over the life of the contract. This association is accomplished through the provision for future policy benefits and the deferral and amortization of policy acquisition costs.

(e) Deferred Policy Acquisition Costs for Investment and Universal Life Insurance Products

The Company has deferred certain costs of acquiring investment and universal life insurance products business, principally commissions, certain expenses of the policy issue and underwriting department, and certain variable sales expenses that relate to and vary with the production of new and renewal business. Investment products primarily consist of individual and group variable and fixed deferred annuities. Universal life insurance products include universal life insurance, variable universal life insurance, COLI and other interest-sensitive life insurance policies. DAC is subject to recoverability testing in the year of policy issuance and loss recognition testing at the end of each reporting period.

For investment and universal life insurance products, DAC is being amortized with interest over the lives of the policies in relation to the present value of estimated gross profits from projected interest margins, asset fees, cost of insurance charges, administration fees, surrender charges, and net realized gains and losses less policy benefits and policy maintenance expenses. The DAC asset related to investment products and universal life insurance products is adjusted to reflect the impact of unrealized gains and losses on fixed maturity securities available-for-sale, as described in Note 2(b).

The most significant assumptions that are involved in the estimation of future gross profits include future net separate account performance, surrender/lapse rates, interest margins and mortality. The Company’s long-term assumption for net separate account performance is currently 8% growth per year. If actual net separate account performance varies from the 8% assumption, the Company assumes different performance levels over the next three years such that the mean return equals the long-term assumption. This process is referred to as a reversion to the mean. The assumed net separate account return assumptions used in the DAC models are intended to reflect what is anticipated. However, based on historical returns of the Standard & Poor’s (S&P) 500 Index, and as part of its pre-set parameters, the Company’s reversion to the mean process generally limits returns to 0-15% during the three-year reversion period.

NATIONWIDE LIFE INSURANCE COMPANY AND SUBSIDIARIES

(a wholly-owned subsidiary of Nationwide Financial Services, Inc.)

Notes to Consolidated Financial Statements, Continued

December 31, 2006, 2005 and 2004

Changes in assumptions can have a significant impact on the amount of DAC reported for investment products and universal life insurance products and their related amortization patterns. In the event actual experience differs from assumptions or future assumptions are revised, the Company is required to record an increase or decrease in DAC amortization expense, which could be significant. In general, increases in the estimated general and separate account returns result in increased expected future profitability and may lower the rate of DAC amortization, while increases in lapse/surrender and mortality assumptions reduce the expected future profitability of the underlying business and may increase the rate of DAC amortization.

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

For other investment and universal life insurance products, DAC is adjusted each quarter to reflect revised best estimate assumptions, including the use of a reversion to the mean methodology over the next three years as it relates to net separate account performance. Any resulting DAC true-up and unlocking adjustments are reflected currently in the consolidated statements of income.

(f) Separate Accounts

Separate account assets and liabilities represent contractholders’ funds, which have been segregated into accounts with specific investment objectives. Separate account assets are recorded at fair value based primarily on market quotations of the underlying securities. The investment income and gains or losses of these accounts accrue directly to the contractholders. The activity of the separate accounts is not reflected in the consolidated statements of income except for (1) the fees the Company receives, which are assessed on a daily or monthly basis and recognized as revenue when assessed and earned, and (2) the activity related to guaranteed contracts, which are riders to existing variable annuity contracts.

(g) Future Policy Benefits and Claims

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

The Company calculates its liability for future policy benefits and claims for investment products in the accumulation phase and universal life and variable universal life insurance policies as the policy account balance, which represents participants’ net premiums and deposits plus investment performance and interest credited less applicable contract charges.

The Company’s liability for funding agreements to an unrelated third party trust equals the balance that accrues to the benefit of the contractholder, including interest credited. The funding agreements constitute insurance obligations and are considered annuity contracts under Ohio insurance laws.

The liability for future policy benefits and claims for traditional life insurance policies was calculated by the net level premium method using interest rates varying from 2.0% to 10.5% and estimates of mortality, morbidity, investment yields and withdrawals that were used or being experienced at the time the policies were issued.

The liability for future policy benefits for payout annuities was calculated using the present value of future benefits and maintenance costs discounted using interest rates varying generally from 3.0% to 13.0%.

NATIONWIDE LIFE INSURANCE COMPANY AND SUBSIDIARIES

(a wholly-owned subsidiary of Nationwide Financial Services, Inc.)

Notes to Consolidated Financial Statements, Continued

December 31, 2006, 2005 and 2004

(h) Participating Business

Participating business, which refers to policies that participate in profits through policyholder dividends, represented approximately 8% in 2006 (10% in 2005 and 11% in 2004) of the Company’s life insurance in force, 50% of the number of life insurance policies in force in 2006 (52% in 2005 and 55% in 2004) and 5% of life insurance statutory premiums in 2006 (5% in 2005 and 7% in 2004). The provision for policyholder dividends was based on then current dividend scales and has been included in future policy benefits and claims in the consolidated balance sheets.

(i) Federal Income Taxes

The Company provides for federal income taxes based on amounts the Company believes it ultimately will owe. Inherent in the provision for federal income taxes are estimates regarding the deductibility of certain items and the realization of certain tax credits. In the event the ultimate deductibility of certain items or the realization of certain tax credits differs from estimates, the Company may be required to significantly change the provision for federal income taxes recorded in the consolidated financial statements. Any such change could significantly affect the amounts reported in the consolidated statements of income. Management has used best estimates to establish reserves based on current facts and circumstances regarding tax exposure items where the ultimate deductibility is open to interpretation. Management evaluates the appropriateness of such reserves quarterly based on any new developments specific to their fact patterns. Information considered includes results of completed tax examinations, Technical Advice Memorandums and other rulings issued by the Internal Revenue Service (IRS) or the tax courts.

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

(k) Reclassification

Certain items in the 2005 and 2004 consolidated financial statements and related notes have been reclassified to conform to the current presentation.

NATIONWIDE LIFE INSURANCE COMPANY AND SUBSIDIARIES

(a wholly-owned subsidiary of Nationwide Financial Services, Inc.)

Notes to Consolidated Financial Statements, Continued

December 31, 2006, 2005 and 2004

(3)	Recently Issued Accounting Standards

In February 2007, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 159, The Fair Value Option for Financial Assets and Financial Liabilities, Including an amendment of FASB Statements No. 115 (SFAS 159). SFAS 159 permits entities to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. SFAS 159 is expected to expand the use of fair value measurement, which is consistent with the FASB’s long-term measurement objectives for accounting for financial instruments. SFAS 159 also establishes presentation and disclosure requirements designed to facilitate comparisons between entities that choose different measurement attributes for similar types of assets and liabilities. SFAS 159 does not affect any existing accounting literature that requires certain assets and liabilities to be carried at fair value. In addition, SFAS 159 does not establish requirements for recognizing and measuring dividend income, interest income or interest expense, nor does it eliminate disclosure requirements included in other accounting standards, including requirements for disclosures about fair value measurements included in SFAS No. 157, Fair Value Measurements (SFAS 157), and SFAS No. 107, Disclosures about Fair Value of Financial Instruments. SFAS 159 is effective as of the beginning of an entity’s first fiscal year beginning after November 15, 2007. The Company currently is evaluating the impact of adopting SFAS 159.

In September 2006, the FASB issued SFAS No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans – an amendment of FASB Statements No. 87, 88, 106, and 132(R) (SFAS 158). SFAS 158 requires an employer to recognize the overfunded or underfunded status of a defined benefit postretirement plan (other than a multiemployer plan) as an asset or liability on its balance sheet and to recognize changes in that funded status in the year in which the changes occur through comprehensive income. SFAS 158 also requires an employer to measure the funded status of a plan as of the date of its year-end balance sheet, with limited exceptions. An employer with publicly traded equity securities is required to initially recognize the funded status of a defined benefit postretirement plan and to provide the required disclosures as of the end of the fiscal year ending after December 15, 2006. The requirement to measure plan assets and benefit obligations as of the date of the employer’s fiscal year-end balance sheet is effective for fiscal years ending after December 15, 2008. If in the last quarter of the preceding fiscal year an employer enters into a transaction that results in a settlement or experiences an event that causes a curtailment of the plan, the related gain or loss pursuant to Statement 88 or 106 is required to be recognized in earnings that quarter. The adoption of SFAS 158 did not have a material impact on the Company’s financial position or results of operations.

In September 2006, the FASB issued SFAS 157. SFAS 157 provides enhanced guidance for using fair value to measure assets and liabilities. SFAS 157 also provides guidance regarding the extent to which companies measure assets and liabilities at fair value, the information used to measure fair value, and the effect of fair value measurements on earnings. SFAS 157 applies whenever other standards require (or permit) assets or liabilities to be measured at fair value but does not expand the use of fair value in any new circumstances. SFAS 157 is effective for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years, with early adoption permitted. SFAS 157 is not expected to have a material impact on the Company’s financial position or results of operations upon adoption.

NATIONWIDE LIFE INSURANCE COMPANY AND SUBSIDIARIES

(a wholly-owned subsidiary of Nationwide Financial Services, Inc.)

Notes to Consolidated Financial Statements, Continued

December 31, 2006, 2005 and 2004

In September 2006, the United States Securities and Exchange Commission (SEC) issued Staff Accounting Bulletin (SAB) No. 108 (SAB 108). SAB 108 addresses how the effects of prior year uncorrected misstatements should be considered when quantifying misstatements in current-year financial statements. SAB 108 requires registrants to quantify misstatements using both the balance sheet and income-statement approaches and to evaluate whether either approach results in quantifying an error that is material in light of relevant quantitative and qualitative factors. SAB 108 does not change the SEC’s previous guidance in SAB No. 99 on evaluating the materiality of misstatements. A registrant applying the new guidance for the first time that identifies material errors in existence at the beginning of the first fiscal year ending after November 15, 2006, may correct those errors through a one-time cumulative effect adjustment to beginning-of-year retained earnings. The cumulative effect alternative is available only if the application of the new guidance results in a conclusion that a material error exists as of the beginning of the first fiscal year ending after November 15, 2006, and those misstatements were determined to be immaterial based on a proper application of the registrant’s previous method for quantifying misstatements. Because of the beginning-of-year recognition of the cumulative effect adjustment, misstatements occurring in the year of adoption cannot be included in that adjustment. SAB 108 requires the following disclosures if a cumulative effect adjustment is recorded: the nature and amount of each individual error included in the cumulative effect adjustment; when and how each error arose; and the fact that the errors had previously been considered immaterial. The cumulative effect adjustment is available only for prior-year uncorrected misstatements. The adjustment should not include amounts related to changes in accounting estimates. SAB 108 did not have a material impact on the Company’s financial position or results of operations upon adoption.

In June 2006, the FASB issued FASB Interpretation (FIN) No. 48, Accounting for Uncertainty in Income Taxes, an Interpretation of FASB Statement No. 109, Accounting for Income Taxes (FIN 48). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB Statement No. 109, Accounting for Income Taxes. FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. The Company plans to adopt FIN 48 effective January 1, 2007. FIN 48 is not expected to have a material impact on the Company’s financial position or results of operations upon adoption.

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

December 31, 2006, 2005 and 2004

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

In September 2005, the Accounting Standards Executive Committee of the American Institute of Certified Public Accountants (AICPA) issued Statement of Position (SOP) 05-1, Accounting by Insurance Enterprises for Deferred Acquisition Costs in Connection with Modifications or Exchanges of Insurance Contracts (SOP 05-1). SOP 05-1 provides guidance on accounting by insurance enterprises for deferred acquisition costs on internal replacements of insurance and investment contracts other than those specifically described in SFAS No. 97, Accounting and Reporting by Insurance Enterprises for Certain Long-Duration Contracts and for Realized Gains and Losses from the Sale of Investments, issued by the FASB. SOP 05-1 defines an internal replacement as a modification in product benefits, features, rights or coverages that occurs as a result of the exchange of a contract for a new contract, or by amendment, endorsement or rider to a contract, or by the election of a new feature or coverage within a contract. SOP 05-1 is effective for internal replacements occurring in fiscal years beginning after December 15, 2006, with earlier adoption encouraged. Retrospective application of SOP 05-1 to previously issued financial statements is not permitted. Initial application of SOP 05-1 is required as of the beginning of an entity’s fiscal year. The Company will adopt SOP 05-1 effective January 1, 2007. Although the Company is currently unable to quantify the impact of adoption, SOP 05-1 is not expected to have a material impact on the Company’s financial position and/or results of operations.

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

NATIONWIDE LIFE INSURANCE COMPANY AND SUBSIDIARIES

(a wholly-owned subsidiary of Nationwide Financial Services, Inc.)

Notes to Consolidated Financial Statements, Continued

December 31, 2006, 2005 and 2004

The following table summarizes the components of cumulative effect adjustments recorded in the Company’s 2004 consolidated statements of income:

(in millions)	January 1, 2004
Increase in future policy benefits:
Ratchet interest crediting	$(12.3)
Secondary guarantees - life insurance	(2.4)
GMDB claim reserves	(1.8)
GMIB claim reserves	(1.0)

Subtotal	(17.5)
Adjustment to amortization of deferred policy acquisition costs related to above	12.4
Deferred federal income taxes	1.8

Cumulative effect of adoption of accounting principle, net of taxes	$(3.3)

(4)	Fair Value of Financial Instruments

The following disclosures summarize the carrying amount and estimated fair value of the Company’s financial instruments. Certain assets and liabilities are specifically excluded from the disclosure requirements for financial instruments.

The fair value of a financial instrument is defined as the amount at which the financial instrument could be bought or sold, or in the case of liabilities incurred or settled, in a current transaction between willing parties. In cases where quoted market prices are not available, fair value is based on the best information available in the circumstances. Such estimates of fair value should consider prices for similar assets or similar liabilities and the results of valuation techniques to the extent available in the circumstances. Examples of valuation techniques include the present value of estimated expected future cash flows using discount rates commensurate with the risks involved, option-pricing models, matrix pricing, option-adjusted spread models and fundamental analysis. Valuation techniques for measuring assets and liabilities must be consistent with the objective of measuring fair value and should incorporate assumptions that market participants would use in their estimates of values, future revenues and future expenses, including assumptions about interest rates, default, prepayment and volatility.

Many of the Company’s assets and liabilities subject to these disclosure requirements are not actively traded, requiring fair values to be estimated by management using matrix pricing, present value or other suitable valuation techniques. These techniques are significantly affected by the assumptions used, including the discount rate and estimates of future cash flows. Although fair value estimates are calculated using assumptions that management believes are appropriate, changes in assumptions could cause these estimates to vary materially. In that regard, the derived fair value estimates cannot be substantiated by comparison to independent markets and, in many cases, could not be realized in the immediate settlement of the instruments.

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

December 31, 2006, 2005 and 2004

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

Separate account assets and liabilities: The fair values of assets held in separate accounts are based on quoted market prices of the underlying securities. The fair values of liabilities related to separate accounts are the amounts payable on demand, net of certain surrender charges.

Investment contracts: The fair values of the Company’s liabilities under investment type contracts are based on one of two methods. For investment contracts without defined maturities, fair value is the amount payable on demand, net of certain surrender charges. For investment contracts with known or determined maturities, fair value is estimated using discounted cash flow analysis. Interest rates used in this analysis are similar to currently offered contracts with maturities consistent with those remaining for the contracts being valued.

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

Other derivatives: The fair values for other derivatives are based on credit event probabilities, equity option index levels and broker valuations.

NATIONWIDE LIFE INSURANCE COMPANY AND SUBSIDIARIES

(a wholly-owned subsidiary of Nationwide Financial Services, Inc.)

Notes to Consolidated Financial Statements, Continued

December 31, 2006, 2005 and 2004

The following table summarizes the carrying values and estimated fair values of financial instruments subject to disclosure requirements and policy reserves on life insurance contracts as of December 31:

	2006		2005
(in millions)	Carrying value	Estimated fair value	Carrying value	Estimated fair value
Assets
Investments:
Securities available-for-sale:
Fixed maturity securities	$25,275.4	$25,275.4	$27,198.1	$27,198.1
Equity securities	34.4	34.4	42.1	42.1
Mortgage loans on real estate, net	8,202.2	8,060.7	8,458.9	8,503.0
Policy loans	639.2	639.2	604.7	604.7
Short-term investments	1,722.0	1,722.0	1,596.6	1,596.6
Cash	0.5	0.5	0.9	0.9
Assets held in separate accounts	67,351.9	67,351.9	62,689.8	62,689.8

Liabilities
Investment contracts	(27,124.7)	(25,455.2)	(28,698.1)	(26,607.2)
Policy reserves on life insurance contracts	(7,284.7)	(7,120.4)	(7,243.0)	(7,173.1)
Short-term debt	(75.2)	(75.2)	(242.3)	(242.3)
Long-term debt, payable to NFS	(700.0)	(809.3)	(700.0)	(822.8)
Collateral received – securities lending and derivatives	(986.1)	(986.1)	(1,359.1)	(1,359.1)
Liabilities related to separate accounts	(67,351.9)	(66,149.8)	(62,689.8)	(61,483.5)

Derivative financial instruments
Interest rate swaps hedging assets	4.2	4.2	3.3	3.3
Cross-currency interest rate swaps	66.1	66.1	178.5	178.5
Interest rate futures contracts	(2.4)	(2.4)	1.6	1.6
Other derivatives	128.2	128.2	41.1	41.1

(5)	Derivative Financial Instruments

Qualitative Disclosure

Interest Rate Risk Management

The Company periodically purchases fixed rate investments to back variable rate liabilities. As a result, the Company can be exposed to interest rate risk due to the mismatch between variable rate liabilities and fixed rate assets. In an effort to mitigate this risk, the Company enters into various types of derivative instruments to minimize this mismatch, with fluctuations in the fair values of the derivatives offsetting changes in the fair values of the investments resulting from changes in interest rates. The Company principally uses pay fixed/receive variable interest rate swaps to manage this risk.

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

NATIONWIDE LIFE INSURANCE COMPANY AND SUBSIDIARIES

(a wholly-owned subsidiary of Nationwide Financial Services, Inc.)

Notes to Consolidated Financial Statements, Continued

December 31, 2006, 2005 and 2004

As a result of entering into commercial mortgage loan and private placement commitments, the Company is exposed to changes in the fair value of such commitments due to changes in interest rates during the commitment period prior to the loans being funded. In an effort to manage this risk, the Company enters into short U.S. Treasury futures during the commitment period. With short U.S. Treasury futures, if interest rates rise/fall, the gains/losses on the futures will offset the change in fair value of the commitment attributable to the change in interest rates.

The Company periodically purchases variable rate investments (i.e., commercial mortgage loans and corporate bonds). As a result, the Company can be exposed to variability in cash flows and investment income due to changes in interest rates. Such variability poses risks to the Company when the assets are funded with fixed rate liabilities. In an effort to manage this risk, the Company may enter into receive fixed/pay variable interest rate swaps.

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

Foreign Currency Risk Management

In conjunction with the Company’s medium-term note (MTN) program, the Company periodically issues both fixed and variable rate liabilities denominated in foreign currencies. As a result, the Company is exposed to changes in fair value of the liabilities due to changes in foreign currency exchange rates and related interest rates. In an effort to manage these risks, the Company enters into cross-currency interest rate swaps to convert these liabilities to a U.S. dollar rate.

The Company is exposed to changes in fair value of fixed rate investments denominated in a foreign currency due to changes in foreign currency exchange rates and related interest rates. In an effort to manage this risk, the Company uses cross-currency interest rate hedges to swap these asset characteristics to variable U.S. dollar rate instruments. Cross-currency interest rate swaps on assets are structured to pay a fixed rate, in the foreign currency, and receive a variable U.S. dollar rate, generally 3-month U.S. LIBOR. These derivative instruments are designated as a fair value hedge of the fixed rate foreign denominated asset.

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

Equity Market Risk Management

Asset fees calculated as a percentage of the separate account assets are a significant source of revenue to the Company. As of December 31, 2006, approximately 82% of separate account assets were invested in equity mutual funds (approximately 83% as of December 31, 2005). Gains and losses in the equity markets result in corresponding increases and decreases in the Company’s separate account assets and asset fee revenue. In addition, a decrease in separate account assets may decrease the Company’s expectations of future profit margins due to a decrease in asset fee revenue and/or an increase in guaranteed contract claims, which also may require the Company to accelerate the amortization of DAC.

NATIONWIDE LIFE INSURANCE COMPANY AND SUBSIDIARIES

(a wholly-owned subsidiary of Nationwide Financial Services, Inc.)

Notes to Consolidated Financial Statements, Continued

December 31, 2006, 2005 and 2004

The Company’s long-term assumption for net separate account returns is 8% annual growth. If equity markets were unchanged throughout a given year, the Company estimates that its net earnings per diluted share, calculated using current weighted average diluted shares outstanding, would be approximately $0.05 to $0.10 less than had the Company’s long-term assumption for net separate account returns been realized. This analysis assumes no other factors change and that an unlocking of DAC assumptions would not be required. However, as it does each quarter, the Company would evaluate its DAC balance and underlying assumptions to determine whether unlocking is appropriate. The Company can provide no assurance that the experience of flat equity market returns would not result in changes to other factors affecting profitability, including the possibility of unlocking of DAC assumptions.

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

In an effort to mitigate this risk, the Company has implemented a GMDB economic hedging program for certain new and existing business. Prior to implementation of the GMDB hedging program in 2000, the Company managed this risk primarily by entering into reinsurance arrangements. The GMDB economic hedging program is designed to offset changes in the economic value of the GMDB obligation up to a return of the contractholder’s premium payments. However, the first 10% of GMDB claims are not hedged. Currently the program shorts S&P 500 Index futures, which provides an offset to changes in the value of the designated obligation. The futures are not designated as hedges and, therefore, hedge accounting is not applied. The Company’s economic evaluation of the GMDB obligation is not consistent with current accounting treatment of the GMDB obligation. Therefore, the hedging activity is likely to lead to earnings volatility. This volatility was negligible in 2006. As of December 31, 2006 and 2005, the net amount at risk was $562.4 million and $1.08 billion before reinsurance, respectively, and $119.0 million and $178.4 million net of reinsurance, respectively. As of December 31, 2006 and 2005, the Company’s reserve for GMDB claims was $29.3 million and $26.9 million, respectively. See Note 3 to the audited consolidated financial statements included in the F pages of this report for discussion of the impact of adopting a new accounting principle regarding GMDB reserves in 2004.

The Company also offers certain variable annuity products with a guaranteed minimum accumulation benefit (GMAB) rider. A GMAB provides the contractholder with a guaranteed return of premium, adjusted proportionately for withdrawals, after a specified period of time (5, 7 or 10 years) selected by the contractholder at the time of issuance of the variable annuity contract. In some cases, the contractholder also has the option, after a specified period of time, to drop the rider and continue the variable annuity contract without the GMAB. The design of the GMAB rider limits the risk to the Company in a variety of ways including asset allocation requirements, which serve to reduce the Company’s potential exposure to underlying fund performance risks. Specifically, the GMAB terms limit asset allocation by (1) requiring partial allocation of assets to a guaranteed term option (a fixed rate investment option) and excluding certain funds that are highly volatile or difficult to hedge or (2) requiring all assets be allocated to one of the approved asset allocation funds or models defined by the Company. A GMAB represents an embedded derivative in the variable annuity contract that is required to be separated from, and valued apart from, the host variable annuity contract. The embedded derivative is carried at fair value and reported in other future policy benefits and claims. The Company initially records an offset to the fair value of the embedded derivative on the balance sheet, which is amortized through the income statement over the term of the GMAB period of the contract. Subsequent changes in the fair value of the embedded derivative are recognized in earnings. The fair value of the GMAB embedded derivative is calculated based on actuarial assumptions related to the projected benefit cash flows incorporating numerous assumptions including, but not limited to, expectations of contractholder persistency, market returns, correlations of market returns and market return volatility.

NATIONWIDE LIFE INSURANCE COMPANY AND SUBSIDIARIES

(a wholly-owned subsidiary of Nationwide Financial Services, Inc.)

Notes to Consolidated Financial Statements, Continued

December 31, 2006, 2005 and 2004

The Company began selling contracts with the GMAB feature on May 1, 2003. Beginning October 1, 2003, the Company launched an enhanced version of the rider that offered increased equity exposure to the contractholder in return for a higher charge. The Company simultaneously began economically hedging the GMAB exposure for those risks that exceed a level it considered acceptable. The GMAB economic hedge consists of shorting interest rate futures and S&P 500 Index futures contracts and does not qualify for hedge accounting under current guidance. Quarterly, the Company purchases S&P 500 Index put options and over-the-counter basket put options, which are constructed in order to minimize the tracking error of the hedge and the GMAB liability. See Note 2(c) to the audited consolidated financial statements included in the F pages of this report for discussion of economic hedges. The objective of the GMAB economic hedge strategy is to manage the exposures with risk beyond a level considered acceptable to the Company. The Company is exposed to equity market risk related to the GMAB feature should the growth in the underlying investments, including any GTO investment, fail to reach the guaranteed return level. The GMAB embedded derivative is likely to create volatility in earnings; however, the economic hedging program provides substantial mitigation of this exposure. This volatility was negligible in 2006 and 2005. As of December 31, 2006 and 2005, the balance of the GMAB embedded derivative was $116.3 million and $67.9 million, respectively. The increase in the balance of the GMAB embedded derivative was driven by the value of new business sold during 2006.

Beginning in March 2005, the Company began offering a hybrid GMAB/guaranteed lifetime withdrawal benefit (GLWB) through its Capital Preservation Plus Lifetime Income (CPPLI) contract rider. This living benefit combines a GMAB feature in its first 5-10 years with a lifetime withdrawal benefit which begins upon the maturity of the GMAB and extends for the duration of the insured’s life. In the event that the insured’s contract value is exhausted through such withdrawals, the Company will continue to fund future withdrawals at a pre-defined level until the insured’s death. In some cases, the contract owner has the right to drop the GLWB portion of this rider or periodically reset the guaranteed withdrawal basis to a higher level. This benefit requires a minimum allocation to guaranteed term options or adherence to limitations required by an approved asset allocation strategy as previously described above.

In March 2006, the Company added Lifetime Income (L.INC), a stand-alone GLWB, to compliment CPPLI in its product offerings. This rider is very similar to the hybrid benefit discussed above. L.INC provides for enhanced retirement income security via guaranteed accumulation rates and withdrawal rates that increase with age without the liquidity loss associated with annuitization. The lifetime withdrawal feature also is being economically hedged. Currently, the Company is using S&P 500 Index and U.S. Treasury futures to hedge exposure to declining equity and interest rate markets, respectively. Similar to GMDBs, the Company’s economic valuation of the lifetime income obligation is not consistent with the accounting treatment of the obligation. Therefore, hedging activity is likely to create volatility in earnings; however, the economic hedging program provides substantial mitigation of this exposure. This volatility was negligible in 2006.

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

The Company sells credit default protection on selected debt instruments and combines the credit default swap with selected assets the Company owns to replicate a higher yielding bond. These selected assets may have sufficient duration for the related liability, but do not earn a sufficient credit spread. The combined credit default swap and investments provide cash flows with the duration and credit spread targeted by the Company. The credit default swaps do not qualify for hedge accounting treatment.

The Company also has purchased credit default protection on selected debt instruments exposed to short-term credit concerns, or because the combination of the corporate bond and purchased default protection provides sufficient spread and duration targeted by the Company. The purchased credit default protection does not qualify for hedge accounting treatment.

Quantitative Disclosure

Fair Value Hedges

During the years ended December 31, 2006, 2005 and 2004, a net gain of $2.9 million, a net gain of $4.1 million and a net loss of $11.3 million, respectively, were recognized in net realized gains and losses on investments, hedging instruments and hedged items. This represents the ineffective portion of the fair value hedging relationships. There were no gains or losses attributable to the portion of the derivative instruments’ changes in fair value excluded from the assessment of hedge effectiveness. There were also no gains or losses recognized in earnings as a result of hedged firm commitments no longer qualifying as fair value hedges.

NATIONWIDE LIFE INSURANCE COMPANY AND SUBSIDIARIES

(a wholly-owned subsidiary of Nationwide Financial Services, Inc.)

Notes to Consolidated Financial Statements, Continued

December 31, 2006, 2005 and 2004

Cash Flow Hedges

For the years ended December 31, 2006, 2005 and 2004, the ineffective portion of cash flow hedges was a net loss of $1.5 million, a net gain of $3.1 million and a net gain of $1.0 million, respectively. There were no net gains or losses attributable to the portion of the derivative instruments’ changes in fair value excluded from the assessment of hedge effectiveness.

The Company anticipates reclassifying less than $0.8 million in net losses out of AOCI over the next 12-month period.

In general, the maximum length of time over which the Company is hedging its exposure to the variability in future cash flows associated with forecasted transactions, other than those relating to variable interest on existing financial instruments, is twelve months or less.

During 2006, the Company did not discontinue any cash flow hedges because the original forecasted transaction was no longer probable. Additionally, no amounts were reclassified from AOCI into earnings due to the probability that a forecasted transaction would not occur.

Other Derivative Instruments, Including Embedded Derivatives

Net realized gains and losses on investments, hedging instruments and hedged items for the years ended December 31, 2006, 2005 and 2004 included a net loss of $0.5 million, a net loss of $9.1 million and a net gain of $8.1 million, respectively, related to other derivative instruments, including embedded derivatives, not designated in hedging relationships. In addition, the Individual Investments segment included a loss of $11.4 million and a gain of $5.1 million for the years ended December 31, 2006 and 2005, respectively, related to other derivative instruments, including embedded derivatives, not designated in hedging relationships. For the years ended December 31, 2006, 2005 and 2004, net losses of $10.6 million, $80.7 million and $5.9 million, respectively, were recorded in net realized gains and losses on investments, hedging instruments and hedged items reflecting the change in fair value of cross-currency interest rate swaps hedging variable rate MTNs denominated in foreign currencies. Additional net gains of $14.1 million, $78.3 million and $5.9 million were recorded in net realized gains and losses on investments, hedging instruments and hedged items to reflect the change in spot rates of these foreign currency denominated obligations during the years ended December 31, 2006, 2005 and 2004, respectively.

The following table summarizes the notional amount of derivative financial instruments outstanding as of December 31:

(in millions)	2006	2005
Interest rate swaps:
Pay fixed/receive variable rate swaps hedging investments	$1,930.5	$2,040.1
Pay variable/receive fixed rate swaps hedging investments	60.4	79.2
Pay variable/receive fixed rate swaps hedging liabilities	—	550.0
Pay variable/receive variable rate swaps hedging liabilities	—	30.0
Pay fixed/receive variable rate swaps hedging liabilities	1,048.8	170.0
Other contracts hedging investments	—	10.0
Cross-currency interest rate swaps:
Hedging foreign currency denominated investments	452.9	439.8
Hedging foreign currency denominated liabilities	1,137.1	1,312.4
Credit default swaps and other non-hedging instruments	478.6	555.3
Equity option contracts	1,640.7	774.4
Interest rate futures contracts	214.2	120.5

Total	$6,963.2	$6,081.7

NATIONWIDE LIFE INSURANCE COMPANY AND SUBSIDIARIES

(a wholly-owned subsidiary of Nationwide Financial Services, Inc.)

Notes to Consolidated Financial Statements, Continued

December 31, 2006, 2005 and 2004

(6)	Investments

The following table summarizes the amortized cost, gross unrealized gains and losses, and estimated fair values of securities available-for-sale as of the dates indicated:

(in millions)	Amortized cost	Gross unrealized gains	Gross unrealized losses	Estimated fair value
December 31, 2006:
Fixed maturity securities:
U.S. Treasury securities and obligations of U.S. Government corporations	$123.7	$11.4	$1.4	$133.7
Agencies not backed by the full faith and credit of the U. S. Government	559.4	46.2	2.2	603.4
Obligations of states and political subdivisions	266.0	0.7	7.2	259.5
Debt securities issued by foreign governments	34.9	1.7	0.1	36.5
Corporate securities
Public	8,602.0	168.8	109.9	8,660.9
Private	6,015.4	128.8	71.4	6,072.8
Mortgage-backed securities – U.S. Government-backed	6,089.1	21.3	112.8	5,997.6
Asset-backed securities	3,506.7	43.3	39.0	3,511.0

Total fixed maturity securities	25,197.2	422.2	344.0	25,275.4
Equity securities	28.5	6.2	0.3	34.4

Total securities available-for-sale	$25,225.7	$428.4	$344.3	$25,309.8

December 31, 2005:
Fixed maturity securities:
U.S. Treasury securities and obligations of U.S. Government corporations	$163.8	$14.3	$0.6	$177.5
Agencies not backed by the full faith and credit of the U. S. Government	849.7	61.2	6.2	904.7
Obligations of states and political subdivisions	300.3	2.4	3.8	298.9
Debt securities issued by foreign governments	41.4	2.7	0.1	44.0
Corporate securities
Public	9,520.0	233.7	106.2	9,647.5
Private	6,572.2	195.3	65.3	6,702.2
Mortgage-backed securities – U.S. Government-backed	6,048.3	18.1	107.6	5,958.8
Asset-backed securities	3,463.2	42.6	41.3	3,464.5

Total fixed maturity securities	26,958.9	570.3	331.1	27,198.1
Equity securities	35.1	7.0	—	42.1

Total securities available-for-sale	$26,994.0	$577.3	$331.1	$27,240.2

NATIONWIDE LIFE INSURANCE COMPANY AND SUBSIDIARIES

(a wholly-owned subsidiary of Nationwide Financial Services, Inc.)

Notes to Consolidated Financial Statements, Continued

December 31, 2006, 2005 and 2004

The table below summarizes the amortized cost and estimated fair value of fixed maturity securities available-for-sale, by maturity, as of December 31, 2006. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

(in millions)	Amortized cost	Estimated fair value
Fixed maturity securities available-for-sale:
Due in one year or less	$1,476.3	$1,488.2
Due after one year through five years	6,350.0	6,406.7
Due after five years through ten years	4,697.0	4,722.5
Due after ten years	3,078.1	3,149.4

Subtotal	15,601.4	15,766.8
Mortgage-backed securities – U.S. Government-backed	6,089.1	5,997.6
Asset-backed securities	3,506.7	3,511.0

Total	$25,197.2	$25,275.4

The following table presents the components of net unrealized gains on securities available-for-sale as of December 31:

(in millions)	2006	2005
Net unrealized gains, before adjustments and taxes	$84.1	$246.2
Adjustment to DAC	83.3	42.4
Adjustment to future policy benefits and claims	(83.1)	(104.6)
Deferred federal income taxes	(29.5)	(64.4)

Net unrealized gains	$54.8	$119.6

The following table presents an analysis of the net decrease in net unrealized gains on securities available-for-sale before adjustments and taxes for the years ended December 31:

(in millions)	2006	2005	2004
Fixed maturity securities	$(161.0)	$(704.1)	$(153.3)
Equity securities	(1.1)	(3.4)	(1.2)

Net change	$(162.1)	$(707.5)	$(154.5)

NATIONWIDE LIFE INSURANCE COMPANY AND SUBSIDIARIES

(a wholly-owned subsidiary of Nationwide Financial Services, Inc.)

Notes to Consolidated Financial Statements, Continued

December 31, 2006, 2005 and 2004

The following table summarizes by time the gross unrealized losses on securities available-for-sale in an unrealized loss position as of the dates indicated:

	Less than or equal to one year		More than one year		Total
(in millions)	Estimated fair value	Gross unrealized losses	Estimated fair value	Gross unrealized losses	Estimated fair value	Gross unrealized losses
December 31, 2006:
Fixed maturity securities:
U.S. Treasury securities and obligations of U.S. Government corporations	$49.8	$0.8	$17.7	$0.6	$67.5	$1.4
Agencies not backed by the full faith and credit of the U.S. Government	31.7	0.1	120.3	2.1	152.0	2.2
Obligations of states and political subdivisions	82.4	1.0	156.3	6.2	238.7	7.2
Debt securities issued by foreign governments	12.8	0.1	—	—	12.8	0.1
Corporate securities
Public	2,445.0	24.3	2,964.6	85.6	5,409.6	109.9
Private	1,162.7	13.5	1,872.3	57.9	3,035.0	71.4
Mortgage-backed securities – U.S. Government-backed	767.8	6.4	3,809.5	106.4	4,577.3	112.8
Asset-backed securities	539.2	4.2	1,336.6	34.8	1,875.8	39.0

Total fixed maturity securities	5,091.4	50.4	10,277.3	293.6	15,368.7	344.0
Equity securities	0.1	—	3.4	0.3	3.5	0.3

Total	$5,091.5	$50.4	$10,280.7	$293.9	$15,372.2	$344.3

% of gross unrealized losses		15%		85%

December 31, 2005:
Fixed maturity securities:
U.S. Treasury securities and obligations of U.S. Government corporations	$25.1	$0.5	$3.7	$0.1	$28.8	$0.6
Agencies not backed by the full faith and credit of the U.S. Government	297.0	4.9	42.2	1.3	339.2	6.2
Obligations of states and political subdivisions	150.7	3.0	29.7	0.8	180.4	3.8
Debt securities issued by foreign governments	7.4	0.1	—	—	7.4	0.1
Corporate securities
Public	3,210.4	63.2	1,088.2	43.0	4,298.6	106.2
Private	1,690.3	39.1	672.6	26.2	2,362.9	65.3
Mortgage-backed securities – U.S. Government-backed	4,062.8	88.6	632.6	19.0	4,695.4	107.6
Asset-backed securities	1,420.7	26.1	432.5	15.2	1,853.2	41.3

Total fixed maturity securities	10,864.4	225.5	2,901.5	105.6	13,765.9	331.1
Equity securities	3.9	—	—	—	3.9	—

Total	$10,868.3	$225.5	$2,901.5	$105.6	$13,769.8	$331.1

% of gross unrealized losses		68%		32%

NATIONWIDE LIFE INSURANCE COMPANY AND SUBSIDIARIES

(a wholly-owned subsidiary of Nationwide Financial Services, Inc.)

Notes to Consolidated Financial Statements, Continued

December 31, 2006, 2005 and 2004

Increases in unrealized losses more than one year are primarily due to changes in the interest rate environment. Those securities are not considered other-than-temporarily impaired because the decline in market value is attributed to changes in interest rates and not credit quality, and because the Company has the ability and intent to hold those investments until recovery.

Proceeds from the sale of securities available-for-sale during 2006, 2005 and 2004 were $2.27 billion, $2.62 billion and $2.49 billion, respectively. During 2006, gross gains of $61.6 million ($71.9 million and $61.5 million in 2005 and 2004, respectively) and gross losses of $64.1 million ($22.6 million and $8.7 million in 2005 and 2004, respectively) were realized on those sales.

The Company had $5.1 million and $22.2 million of real estate investments as of December 31, 2006 and 2005, respectively, that were non-income producing during the preceding twelve months.

Real estate held for use is presented at cost less accumulated depreciation of $16.7 million as of December 31, 2006 ($21.5 million as of December 31, 2005). The carrying value of real estate held for sale totaled $42.1 million and $2.5 million as of December 31, 2006 and 2005, respectively.

The recorded investment of mortgage loans on real estate considered to be impaired was $17.5 million as of December 31, 2006 ($29.7 million as of December 31, 2005), for which the related valuation allowance was $12.3 million ($7.1 million as of December 31, 2005). Impaired mortgage loans with no valuation allowance are a result of collateral dependent loans where the fair value of the collateral is estimated to be greater than the recorded investment of the loan. During 2006, the average recorded investment in impaired mortgage loans on real estate was $3.5 million ($7.4 million in 2005). Interest income on those loans, which is recognized on a cash basis, totaled $1.9 million in 2006 ($2.1 million in 2005).

The following table summarizes activity in the valuation allowance account for mortgage loans on real estate for the years ended December 31:

(in millions)	2006	2005	2004
Allowance, beginning of period	$31.1	$33.3	$29.1
Net additions (reductions) to allowance	3.2	(2.2)	4.2

Allowance, end of period	$34.3	$31.1	$33.3

The following table summarizes net realized gains (losses) on investments, hedging instruments and hedged items from continuing operations by source for the years ended December 31:

(in millions)	2006	2005	2004
Total realized gains on sales, net of hedging losses	$88.8	$75.6	$65.0
Total realized losses on sales, net of hedging gains	(64.8)	(22.9)	(12.7)
Total other-than-temporary and other investment impairments	(17.1)	(36.8)	(90.6)
Credit default swaps	(1.1)	(7.5)	0.3
Periodic net coupon settlements on non-qualifying derivatives	1.9	1.1	6.6
Other derivatives	(0.6)	1.1	(5.0)

Net realized gains (losses) on investments, hedging instruments and hedged items	$7.1	$10.6	$(36.4)

NATIONWIDE LIFE INSURANCE COMPANY AND SUBSIDIARIES

(a wholly-owned subsidiary of Nationwide Financial Services, Inc.)

Notes to Consolidated Financial Statements, Continued

December 31, 2006, 2005 and 2004

The following table summarizes net investment income from continuing operations by investment type for the years ended December 31:

(in millions)	2006	2005	2004
Securities available-for-sale:
Fixed maturity securities	$1,419.2	$1,466.2	$1,461.9
Equity securities	2.6	2.4	1.2
Mortgage loans on real estate	535.4	577.3	577.4
Real estate	17.0	16.6	17.9
Short-term investments	47.3	18.8	8.9
Derivatives	(1.9)	(31.0)	(94.3)
Other	105.8	112.2	78.4

Gross investment income	2,125.4	2,162.5	2,051.4
Less investment expenses	66.9	57.3	50.9

Net investment income	$2,058.5	$2,105.2	$2,000.5

Fixed maturity securities with an amortized cost of $8.1 million and $16.4 million as of December 31, 2006 and 2005, respectively, were on deposit with various regulatory agencies as required by law.

As of December 31, 2006, the Company had not pledged any fixed maturity securities as collateral to various derivative counterparties compared to $8.5 million as of December 31, 2005.

As of December 31, 2006 and 2005, the Company had received $802.3 million and $1.10 billion, respectively, of cash collateral on securities lending and $171.0 million and $203.3 million, respectively, of cash for derivative collateral. As of December 31, 2006 and 2005, the Company had not received any non-cash collateral on securities. Both the cash and non-cash collateral amounts are included in short-term investments with a corresponding liability recorded in other liabilities. As of December 31, 2006 and 2005, the Company had loaned securities with a fair value of $778.6 million and $1.07 billion, respectively. The Company also held $12.8 million and $53.2 million of securities as off-balance sheet collateral on derivative transactions as of December 31, 2006 and 2005, respectively.

(7)	Variable Annuity Contracts

The Company issues traditional variable annuity contracts through its separate accounts, for which investment income and gains and losses on investments accrue directly to, and investment risk is borne by, the contractholder. The Company also issues non-traditional variable annuity contracts in which the Company provides various forms of guarantees to benefit the related contractholders. The Company provides four primary guarantee types under non-traditional variable annuity contracts: (1) GMDB; (2) GMAB; (3) guaranteed minimum income benefits (GMIB); and (4) a hybrid guarantee with GMAB and GLWB.

NATIONWIDE LIFE INSURANCE COMPANY AND SUBSIDIARIES

(a wholly-owned subsidiary of Nationwide Financial Services, Inc.)

Notes to Consolidated Financial Statements, Continued

December 31, 2006, 2005 and 2004

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

See Note 5 for a complete description of the Company’s hybrid GMAB/GLWB offered through its CPPLI contract rider. All GMAB contracts with the hybrid GMAB/GLWB rider are included with GMAB contracts in the following tables.

NATIONWIDE LIFE INSURANCE COMPANY AND SUBSIDIARIES

(a wholly-owned subsidiary of Nationwide Financial Services, Inc.)

Notes to Consolidated Financial Statements, Continued

December 31, 2006, 2005 and 2004

The following table summarizes the account values and net amount at risk, net of reinsurance, for variable annuity contracts with guarantees invested in both general and separate accounts as of December 31:

	2006			2005
(in millions)	Account value	Net amount at risk[1]	Wtd. avg. attained age	Account value	Net amount at risk[1]	Wtd. avg. attained age
GMDB:
Return of premium	$9,231.4	$17.1	60	$9,260.6	$32.5	60
Reset	17,587.0	24.2	63	16,932.1	58.7	63
Ratchet	13,481.0	16.0	66	11,020.6	28.9	65
Rollup	538.4	5.7	70	592.1	8.4	69
Combo	2,588.7	14.9	68	2,530.6	22.3	68

Subtotal	43,426.5	77.9	65	40,336.0	150.8	64
Earnings enhancement	477.8	41.1	61	418.5	27.6	61

Total - GMDB	$43,904.3	$119.0	65	$40,754.5	$178.4	63

GMAB[2]:
5 Year	$2,131.1	$0.1	N/A	$1,041.8	$0.5	N/A
7 Year	1,865.7	0.1	N/A	1,103.5	0.2	N/A
10 Year	784.0	—	N/A	595.5	0.1	N/A

Total - GMAB	$4,780.8	$0.2	N/A	$2,740.8	$0.8	N/A

GMIB[3]:
Ratchet	$450.6	$—	N/A	$444.7	$—	N/A
Rollup	1,187.1	—	N/A	1,189.3	—	N/A
Combo	0.5	—	N/A	0.5	—	N/A

Total - GMIB	$1,638.2	$—	N/A	$1,634.5	$—	N/A

GLWB:
Lifetime Income (L.INC)	$993.8	$—	N/A	$—	$—	N/A

Total - GLWB	$993.8	$—	N/A	$—	$—	N/A

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

[2]	GMAB contracts with the hybrid GMAB/GLWB rider had account values of $2.95 billion and $939.1 million as of December 31, 2006 and 2005, respectively.

[3]	The weighted average period remaining until expected annuitization is not meaningful and has not been presented because there is currently no material GMIB exposure.

NATIONWIDE LIFE INSURANCE COMPANY AND SUBSIDIARIES

(a wholly-owned subsidiary of Nationwide Financial Services, Inc.)

Notes to Consolidated Financial Statements, Continued

December 31, 2006, 2005 and 2004

The following table is a rollforward of the liabilities for guarantees on variable annuity contracts reflected in the Company’s general account for the years indicated:

(in millions)	GMDB	GMAB	GMIB	GLWB	Total
Balance as of December 31, 2004	$23.6	$20.6	$0.8	$—	$45.0
Expense provision	32.8	—	0.4	—	33.2
Net claims paid	(29.5)	—	—	—	(29.5)
Value of new business sold	—	53.4	—	—	53.4
Change in fair value	—	(6.1)	—	—	(6.1)

Balance as of December 31, 2005	26.9	67.9	1.2	—	96.0
Expense provision	32.5	—	—	0.3	32.8
Net claims paid	(30.1)	—	—	—	(30.1)
Value of new business sold	—	95.2	—	—	95.2
Change in fair value	—	(46.8)	—	—	(46.8)

Balance as of December 31, 2006	$29.3	$116.3	$1.2	$0.3	$147.1

The following table summarizes account balances of contracts with guarantees that were invested in separate accounts as of December 31:

(in millions)	2006	2005
Mutual funds:
Bond	$4,467.3	$3,857.3
Domestic equity	29,808.4	28,011.3
International equity	3,420.5	2,161.4

Total mutual funds	37,696.2	34,030.0
Money market funds	1,414.4	1,350.4

Total	$39,110.6	$35,380.4

The Company’s GMDB claim reserves are determined by estimating the expected value of death benefits on contracts that trigger a policy benefit and recognizing the excess ratably over the accumulation period based on total expected assessments. GMIB claim reserves are determined each period by estimating the expected value of annuitization benefits in excess of the projected account balance at the date of annuitization and recognizing the excess ratably over the accumulation period based on total assessments. The Company regularly evaluates its GMDB and GMIB claim reserve estimates and adjusts the additional liability balances as appropriate, with a related charge or credit to other benefits and claims in the period of evaluation if actual experience or other evidence suggests that earlier assumptions should be revised. The assumptions used in calculating GMIB claim reserves are consistent with those used for calculating GMDB claim reserves. In addition, the calculation of GMIB claim reserves assumes benefit utilization ranges from a low of 3% when the contractholder’s annuitization value is at least 10% in the money to 100% utilization when the contractholder is 90% or more in the money.

In accordance with SOP 03-01, GLWB claim reserves for the L.INC rider are determined each period by estimating the expected value of withdrawal benefits in excess of the projected account balance and recognizing such potential additional liabilities of the Company as a benefit reserve expense ratably over the accumulation period. The Company periodically evaluates estimates used and adjusts the additional liability balance as appropriate, with a related charge or credit to life insurance and annuity benefits in the period of evaluation if actual experience or other evidence suggests that earlier assumptions should be revised.

NATIONWIDE LIFE INSURANCE COMPANY AND SUBSIDIARIES

(a wholly-owned subsidiary of Nationwide Financial Services, Inc.)

Notes to Consolidated Financial Statements, Continued

December 31, 2006, 2005 and 2004

The following assumptions and methodology were used to determine the GMDB claim reserves as of December 31, 2006 and 2005:

•	Data used was based on a combination of historical numbers and future projections involving 50 probabilistically generated economic scenarios

•	Mean gross equity performance – 8.1%

•	Equity volatility – 18.7%

•	Mortality – 100% of Annuity 2000 table

•	Asset fees – equivalent to mutual fund and product loads

•	Discount rate – 8.0%

Lapse rate assumptions vary by duration as shown below:

Duration (years)	1	2	3	4	5	6	7	8	9	10+
Minimum	4.00%	5.00%	6.00%	7.00%	8.00%	9.50%	10.00%	11.00%	14.00%	14.00%
Maximum	4.00%	5.00%	6.00%	7.00%	35.00%	35.00%	23.00%	35.00%	35.00%	23.00%

GMABs and hybrid GMABs/GLWBs are considered embedded derivatives under current accounting guidance, resulting in the related liabilities being separated from the host insurance product and recognized at fair value, with changes in fair value reported in earnings, and therefore, excluded from the SOP 03-1 policy benefits.

(8)	Short-Term Debt

The following table summarizes short-term debt as of December 31:

(in millions)	2006	2005
$800.0 million commercial paper program	$—	$134.7
$350.0 million securities lending program facility	75.2	75.0
$250.0 million securities lending program facility	—	32.6

Total short-term debt	$75.2	$242.3

The Company has available as a source of funds a $1.00 billion revolving variable rate credit facility entered into by NFS, NLIC and NMIC with a group of national financial institutions. The facility provides for several and not joint liability with respect to any amount drawn by any party. The facility provides covenants, including, but not limited to, requirements that the Company maintain consolidated tangible net worth, as defined, in excess of $2.60 billion and that NLIC maintain statutory surplus, as defined, in excess of $1.67 billion. As of December 31, 2006, the Company and NLIC were in compliance with all covenants. The Company had no amounts outstanding under this agreement as of December 31, 2006 and 2005. NLIC also has an $800.0 million commercial paper program and is required to maintain an available credit facility equal to 50% of any amounts outstanding under the commercial paper program. Therefore, borrowing capacity under the aggregate $1.00 billion revolving credit facility is reduced by 50% of any amounts outstanding under the commercial paper program. NLIC had no commercial paper outstanding at December 31, 2006 and $134.7 million outstanding at December 31, 2005 at a weighted average effective interest rate of 4.22%.

NATIONWIDE LIFE INSURANCE COMPANY AND SUBSIDIARIES

(a wholly-owned subsidiary of Nationwide Financial Services, Inc.)

Notes to Consolidated Financial Statements, Continued

December 31, 2006, 2005 and 2004

NLIC has entered into an agreement with its custodial bank to borrow against the cash collateral that is posted in connection with its securities lending program. This is an uncommitted facility contingent on the liquidity of the securities lending program. The borrowing facility was established to fund commercial mortgage loans that were originated with the intent of sale through securitization. The maximum amount available under the agreement is $350.0 million. The borrowing rate on this program is equal to one-month U.S. LIBOR. NLIC had $75.2 million and $75.0 million outstanding under this agreement as of December 31, 2006 and 2005, respectively. As of December 31, 2006, the Company had not provided any guarantees on such borrowings, either directly or indirectly.

The Company paid interest on short-term debt totaling $11.7 million, $11.5 million and $3.6 million in 2006, 2005 and 2004, respectively.

(9)	Long-Term Debt

The following table summarizes surplus notes payable to NFS as of December 31:

(in millions)	2006	2005
8.15% surplus note, due June 27, 2032	$300.0	$300.0
7.50% surplus note, due December 17, 2031	300.0	300.0
6.75% surplus note, due December 23, 2033	100.0	100.0

Total long-term debt	$700.0	$700.0

The Company made interest payments to NFS on surplus notes totaling $53.7 million, $53.7 million and $50.7 million in 2006, 2005 and 2004, respectively. Payments of interest and principal under the notes require the prior approval of the Ohio Department of Insurance (ODI).

(10)	Federal Income Taxes

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

December 31, 2006, 2005 and 2004

The following table summarizes the tax effects of temporary differences that give rise to significant components of the net deferred tax liability as of December 31:

(in millions)	2006	2005
Deferred tax assets:
Future policy benefits	$607.8	$630.5
Other	138.6	185.9

Gross deferred tax assets	746.4	816.4
Less valuation allowance	(7.0)	(7.0)

Deferred tax assets, net of valuation allowance	739.4	809.4

Deferred tax liabilities:
Deferred policy acquisition costs	1,022.2	970.5
Other	173.9	237.1

Gross deferred tax liabilities	1,196.1	1,207.6

Net deferred tax liability	$456.7	$398.2

In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion of the total gross deferred tax assets will not be realized. Future taxable amounts or recovery of federal income taxes paid within the statutory carryback period can offset nearly all future deductible amounts. The valuation allowance was unchanged during 2006, 2005 and 2004.

The Company’s current federal income tax (asset) liability was $(12.6) million and $53.8 million as of December 31, 2006 and 2005, respectively.

Through June 2006, the Company’s federal income tax returns for tax years 2000-2002 were under IRS examination pursuant to a routine audit. In accordance with its regular practice, management established tax reserves representing its best estimate of additional amounts the Company could be required to pay if certain positions it had taken were challenged and ultimately denied by the IRS with respect to these tax years. These reserves are reviewed regularly and are adjusted as events occur that management believes impacts the Company’s liability for additional taxes, such as lapsing of applicable statutes of limitations; conclusion of tax audits or substantial agreement on the deductibility/non-deductibility of uncertain items; additional exposure based on current calculations; identification of new issues; release of administrative guidance; or rendering of a court decision affecting a particular tax issue. A significant component of the Company’s tax reserve as of December 31, 2005 was related to the separate account dividends received deduction (DRD).

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

During the third quarter of 2006, the Company recorded $7.8 million of net federal income tax expense adjustments primarily related to differences between the 2005 estimated tax liability and the amounts reported on the Company’s 2005 tax returns.

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

NATIONWIDE LIFE INSURANCE COMPANY AND SUBSIDIARIES

(a wholly-owned subsidiary of Nationwide Financial Services, Inc.)

Notes to Consolidated Financial Statements, Continued

December 31, 2006, 2005 and 2004

The following table summarizes federal income tax expense attributable to income from continuing operations for the years ended December 31:

(in millions)	2006	2005	2004
Current	$(61.8)	$90.6	$181.5
Deferred	92.4	5.0	(61.5)

Federal income tax expense	$30.6	$95.6	$120.0

Total federal income tax expense differs from the amount computed by applying the U.S. federal income tax rate to income from continuing operations before federal income taxes as follows for the years ended December 31:

	2006		2005		2004
(dollars in millions)	Amount	%	Amount	%	Amount	%
Computed (expected) tax expense	$228.6	35.0	$217.0	35.0	$187.2	35.0
Tax exempt interest and DRD	(67.5)	(10.3)	(107.5)	(17.3)	(47.2)	(8.8)
Reserve release	(110.9)	(17.0)	—	—	—	—
Other, net	(19.6)	(3.0)	(13.9)	(2.3)	(20.0)	(3.8)

Total	$30.6	4.7	$95.6	15.4	$120.0	22.4

The Jobs Creation Act of 2004 suspends policyholder surplus accounts (PSA) during 2005 and 2006 and provides that direct and indirect distributions from the PSA during any taxable year beginning after 2004 and before 2007 be treated as zero. Because NLIC had the ability and intent to distribute this PSA balance to its shareholder during the noted period, the potential tax liability was eliminated as of December 31, 2004. The Jobs Creation Act of 2004 had no other significant impact on the Company’s tax position.

Total federal income taxes (refunded) paid were $(4.3) million, $182.2 million and $142.3 million during the years ended December 31, 2006, 2005 and 2004, respectively.

NATIONWIDE LIFE INSURANCE COMPANY AND SUBSIDIARIES

(a wholly-owned subsidiary of Nationwide Financial Services, Inc.)

Notes to Consolidated Financial Statements, Continued

December 31, 2006, 2005 and 2004

(11)	Shareholders’ Equity, Regulatory Risk-Based Capital and Dividend Restrictions

Regulatory Risk-Based Capital

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

Dividend Restrictions

State insurance laws generally restrict the ability of insurance companies to pay cash dividends and make other payments in excess of certain prescribed limitations without prior approval. The Company is limited in the amount of shareholder dividends it may pay without prior approval by the ODI. The statutory capital and surplus of NLIC as of December 31, 2006 and 2005 was $2.68 billion and $2.60 billion, respectively. The statutory net income of NLIC for the years ended December 31, 2006, 2005 and 2004 was $537.5 million, $462.5 million and $317.7 million, respectively. As of January 1, 2007, based on statutory financial results as of and for the year ended December 31, 2006, NLIC could pay dividends totaling $162.5 million without obtaining prior approval. As of March 1, 2007, NLIC will be able to pay dividends to NFS totaling $232.5 million upon providing prior notice to the ODI. On February 21, 2007, NLIC declared an ordinary dividend of $232.5 million and an extraordinary dividend of $242.5 million, both payable to NFS in March 2007. NLIC will provide notice to the ODI of the ordinary dividend and seek prior approval from the ODI of the extraordinary dividend before paying these dividends to NFS.

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

NATIONWIDE LIFE INSURANCE COMPANY AND SUBSIDIARIES

(a wholly-owned subsidiary of Nationwide Financial Services, Inc.)

Notes to Consolidated Financial Statements, Continued

December 31, 2006, 2005 and 2004

Comprehensive Income

The Company’s comprehensive income includes net income and certain items that are reported directly within separate components of shareholder’s equity that are not recorded in net income (other comprehensive income or loss).

The following table summarizes the Company’s other comprehensive loss, before and after federal income tax benefit (expense), for the years ended December 31:

(in millions)	2006	2005	2004
Net unrealized losses on securities available-for-sale arising during the period:
Net unrealized losses before adjustments	$(171.3)	$(687.2)	$(182.0)
Net adjustment to deferred policy acquisition costs	40.9	187.0	99.1
Net adjustment to future policy benefits and claims	21.5	17.0	(11.0)
Related federal income tax benefit	38.1	169.1	33.3

Net unrealized losses	(70.8)	(314.1)	(60.6)

Reclassification adjustment for net realized losses (gains) on securities available-for-sale realized during the period:
Net unrealized losses (gains)	9.2	(20.3)	27.5
Related federal income tax (benefit) expense	(3.2)	7.1	(9.6)

Net reclassification adjustment	6.0	(13.2)	17.9

Other comprehensive loss on securities available-for-sale	(64.8)	(327.3)	(42.7)

Accumulated net holding (losses) gains on cash flow hedges:
Unrealized holding (losses) gains	(0.2)	41.7	(47.4)
Related federal income tax benefit (expense)	0.1	(14.6)	16.6

Other comprehensive (loss) income on cash flow hedges	(0.1)	27.1	(30.8)

Total other comprehensive loss	$(64.9)	$(300.2)	$(73.5)

Adjustments for net realized gains and losses on the ineffective portion of cash flow hedges were immaterial during the years ended December 31, 2006, 2005 and 2004.

NATIONWIDE LIFE INSURANCE COMPANY AND SUBSIDIARIES

(a wholly-owned subsidiary of Nationwide Financial Services, Inc.)

Notes to Consolidated Financial Statements, Continued

December 31, 2006, 2005 and 2004

(12)	Employee Benefit Plans

Defined Benefit Plans

The Company and certain affiliated companies participate in a qualified defined benefit pension plan sponsored by NMIC. This plan covers all employees of participating companies who have completed at least one year of service. Plan contributions are invested in a group annuity contract issued by NLIC. All participants are eligible for benefits based on an account balance feature. Participants last hired before 2002 are eligible for benefits based on the highest average annual salary of a specified number of consecutive years of the last ten years of service, if such benefits are of greater value than the account balance feature. The Company funds pension costs accrued for direct employees plus an allocation of pension costs accrued for employees of affiliates whose work benefits the Company. A separate non-qualified defined benefit pension plan sponsored by NMIC covers certain executives with at least one year of service. The Company’s portion of expense relating to these plans was $19.9 million, $16.6 million and $13.7 million for the years ended December 31, 2006, 2005 and 2004, respectively.

In addition to the NMIC pension plan, the Company and certain affiliated companies participate in life and health care defined benefit plans sponsored by NMIC for qualifying retirees. Postretirement life and health care benefits are contributory. The level of contribution required by a qualified retiree depends on the retiree’s years of service and date of hire. In general, postretirement benefits are available to full-time employees who are credited with 120 months of retiree life and health service. Postretirement health care benefit contributions are adjusted annually and contain cost-sharing features such as deductibles and coinsurance. In addition, there are caps on the Company’s portion of the per-participant cost of the postretirement health care benefits. The Company’s policy is to fund the cost of health care benefits in amounts determined at the discretion of management. Plan assets are invested primarily in group annuity contracts issued by NLIC. The Company’s portion of expense relating to these plans was immaterial for the years ended December 31, 2006, 2005 and 2004.

Defined Contribution Plans

NMIC sponsors a defined contribution retirement savings plan covering substantially all employees of the Company. Employees may make salary deferral contributions of up to 80%. Salary deferrals of up to 6% are subject to a 50% Company match. The Company’s expense for contributions to these plans was $6.6 million, $6.2 million and $5.8 million for the years ended December 31, 2006, 2005 and 2004, respectively.

(13)	Related Party Transactions

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

In addition, Nationwide Services Company, LLC (NSC), a subsidiary of NMIC, provides computer, telephone, mail, employee benefits administration and other services to NMIC and certain of its direct and indirect subsidiaries, including the Company, based on specified rates for units of service consumed. For the years ended December 31, 2006, 2005 and 2004, the Company made payments to NMIC and NSC totaling $261.7 million, $274.1 million and $194.6 million, respectively.

NATIONWIDE LIFE INSURANCE COMPANY AND SUBSIDIARIES

(a wholly-owned subsidiary of Nationwide Financial Services, Inc.)

Notes to Consolidated Financial Statements, Continued

December 31, 2006, 2005 and 2004

The Company has issued group annuity and life insurance contracts and performs administrative services for various employee benefit plans sponsored by NMIC or its affiliates. Total account values of these contracts were $5.48 billion and $6.39 billion as of December 31, 2006 and 2005, respectively. Total revenues from these contracts were $133.4 million, $136.2 million and $136.5 million for the years ended December 31, 2006, 2005 and 2004, respectively, and include policy charges, net investment income from investments backing the contracts and administrative fees. Total interest credited to the account balances was $110.7 million, $107.3 million and $107.9 million for the years ended December 31, 2006, 2005 and 2004, respectively. The terms of these contracts are consistent in all material respects with what the Company offers to unaffiliated parties who are similarly situated.

The Company leases office space from NMIC. For the years ended December 31, 2006, 2005 and 2004, the Company made lease payments to NMIC of $19.3 million, $18.7 million and $18.4 million, respectively.

NLIC has a reinsurance agreement with NMIC whereby all of NLIC’s accident and health business not ceded to unaffiliated reinsurers is ceded to NMIC on a modified coinsurance basis. Either party may terminate the agreement on January 1 of any year with prior notice. Under a modified coinsurance agreement, the ceding company retains invested assets, and investment earnings are paid to the reinsurer. Under the terms of NLIC’s agreements, the investment risk associated with changes in interest rates is borne by the reinsurer. The ceding of risk does not discharge the original insurer from its primary obligation to the policyholder. The Company believes that the terms of the modified coinsurance agreements are consistent in all material respects with what the Company could have obtained with unaffiliated parties. Revenues ceded to NMIC for the years ended December 31, 2006, 2005 and 2004 were $430.8 million, $429.5 million and $335.6 million, respectively, while benefits, claims and expenses ceded during these years were $470.4 million, $398.8 million and $336.0 million, respectively.

Funds of NWD Investment Management, Inc. (NWD), an affiliate, are offered to the Company’s customers as investment options in certain of the Company’s products. As of December 31, 2006 and 2005, customer allocations to NWD funds totaled $18.26 billion and $15.70 billion, respectively. For the years ended December 31, 2006, 2005 and 2004, NWD paid the Company $64.4 million, $51.6 million and $44.5 million, respectively, for the distribution and servicing of these funds.

Under a marketing agreement with NMIC, NLIC makes payments to cover a portion of the agent marketing allowance that is paid to Nationwide agents. These costs cover product development and promotion, sales literature, rent and similar items. Payments under this agreement totaled $28.3 million, $26.5 million and $23.2 million for the years ended December 31, 2006, 2005 and 2004, respectively.

The Company also participates in intercompany repurchase agreements with affiliates whereby the seller transfers securities to the buyer at a stated value. Upon demand or after a stated period, the seller repurchases the securities at the original sales price plus interest. As of December 31, 2006 and 2005, the Company had no outstanding borrowings from affiliated entities under such agreements. During 2006, 2005 and 2004, the most the Company had outstanding at any given time was $191.5 million, $55.3 million and $227.7 million, respectively, and the amounts the Company incurred for interest expense on intercompany repurchase agreements during these years were immaterial.

The Company and various affiliates entered into agreements with Nationwide Cash Management Company (NCMC), an affiliate, under which NCMC acts as a common agent in handling the purchase and sale of short-term securities for the respective accounts of the participants. Amounts on deposit with NCMC for the benefit of the Company were $601.3 million and $390.9 million as of December 31, 2006 and 2005, respectively, and are included in short-term investments on the consolidated balance sheets.

Certain annuity products are sold through affiliated companies, which are also subsidiaries of NFS. Total commissions and fees paid to these affiliates for the years ended December 31, 2006, 2005 and 2004 were $58.1 million, $59.0 million and $63.1 million, respectively.

During the years ended December 31, 2006 and 2005, the Company did not purchase any fixed maturity securities available-for-sale from NFN compared to $829.9 million during 2004. NFN recorded gross realized gains of $23.4 million on such transactions during 2004.

NATIONWIDE LIFE INSURANCE COMPANY AND SUBSIDIARIES

(a wholly-owned subsidiary of Nationwide Financial Services, Inc.)

Notes to Consolidated Financial Statements, Continued

December 31, 2006, 2005 and 2004

An affiliate of the Company is currently developing a browser-based policy administration and online brokerage software application for defined benefit plans. In connection with the development of this application, the Company made net payments, which were expensed, to that affiliate related to development totaling $6.9 million, $2.9 million and $2.6 million for the years ended December 31, 2006, 2005 and 2004, respectively.

Historically, the Company has retained funds for certain claim and benefit payments to customers in the form of interest-bearing accounts. During the year ended December 31, 2006, this practice was discontinued. Eligible participant balances totaling $224.7 million were transferred from the Company to interest-bearing deposit accounts of Nationwide Bank, a wholly-owned subsidiary of NFS, in exchange for cash plus a premium of $0.7 million payable to NFS for the value of the relationships acquired by Nationwide Bank.

Through September 30, 2002, the Company filed a consolidated federal income tax return with NMIC, as discussed in more detail in Note 10. Effective October 1, 2002, NLIC began filing a consolidated federal income tax return with NLAIC. Total payments (from) to NMIC were $(15.3) million, $45.0 million and $37.4 million in the years ended December 31, 2006, 2005 and 2004, respectively. These payments related to tax years prior to deconsolidation.

In 2006, 2005 and 2004, NLIC paid dividends to NFS totaling $375.0 million, $185.0 million and $125.0 million, respectively.

(14)	Contingencies

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

NATIONWIDE LIFE INSURANCE COMPANY AND SUBSIDIARIES

(a wholly-owned subsidiary of Nationwide Financial Services, Inc.)

Notes to Consolidated Financial Statements, Continued

December 31, 2006, 2005 and 2004

In addition, state and federal regulators have commenced investigations or other proceedings relating to compensation and bidding arrangements and possible anti-competitive activities between insurance producers and brokers and issuers of insurance products, and unsuitable sales and replacements by producers on behalf of the issuer. Also under investigation are compensation and revenue sharing arrangements between the issuers of variable insurance contracts and mutual funds or their affiliates, the use of side agreements and finite reinsurance agreements, funding agreements issued to back MTN programs, recordkeeping and retention compliance by broker/dealers, and supervision of former registered representatives. Related investigations and proceedings may be commenced in the future. The Company and/or its affiliates have been contacted by or received subpoenas from state and federal regulatory agencies, state securities law regulators and state attorneys general for information relating to certain of these investigations, including those relating to compensation, revenue sharing and bidding arrangements, anti-competitive activities, unsuitable sales or replacement practices, the use of side agreements and finite reinsurance agreements, and funding agreements backing the NLIC MTN program. The Company is cooperating with regulators in connection with these inquiries and will cooperate with NMIC in responding to these inquiries to the extent that any inquiries encompass NMIC’s operations.

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

On November 15, 2006, NFS, NLIC and NRS were named in a lawsuit filed in the Untied States District Court for the Southern District of Ohio entitled Kevin Beary, Sheriff of Orange County, Florida, In His Official Capacity, Individually and On Behalf of All Others Similarly Situated v. Nationwide Life Insurance Co., Nationwide Retirement Solutions, Inc. and Nationwide Financial Services, Inc. The plaintiff seeks to represent a class of all sponsors of 457(b) deferred compensation plans in the United States that had variable annuity contracts with the defendants at any time during the class period, or in the alternative, all sponsors of 457(b) deferred compensation plans in Florida that had variable annuity contracts with the defendants during the class period. The Class Period is from January 1, 1996 until the Class Notice is provided. The plaintiff alleges that the defendants breached their fiduciary duties by arranging for and retaining service payments from certain mutual funds. The complaint seeks an accounting, a declaratory judgment, a permanent injunction and disgorgement or restitution of the service fee payments allegedly received by the defendants, including interest. On January 25, 2007, NFS, NLIC and NRS filed a motion to dismiss. NFS, NLIC and NRS intend to defend this lawsuit vigorously.

On February 11, 2005, NLIC was named in a class action lawsuit filed in Common Pleas Court, Franklin County, Ohio entitled Michael Carr v. Nationwide Life Insurance Company. The complaint seeks recovery for breach of contract, fraud by omission, violation of the Ohio Deceptive Trade Practices Act and unjust enrichment. The complaint also seeks unspecified compensatory damages, disgorgement of all amounts in excess of the guaranteed maximum premium and attorneys’ fees. On February 2, 2006, the Court granted the plaintiff’s motion for class certification on the breach of contract and unjust enrichment claims. The Court certified a class consisting of all residents of the United States and the Virgin Islands who, during the Class Period, paid premiums on a modal basis to NLIC for term life insurance policies issued by NLIC during the Class Period that provide for guaranteed maximum premiums, excluding certain specified products. Excluded from the class are NLIC; any parent, subsidiary or affiliate of NLIC; all employees, officers and directors of NLIC; and any justice, judge or magistrate judge of the State of Ohio who may hear the case. The Class Period is from February 10, 1990 through February 2, 2006, the date the class was certified. On January 26, 2007, the plaintiff filed a motion for summary judgment. NLIC continues to defend this lawsuit vigorously.

NATIONWIDE LIFE INSURANCE COMPANY AND SUBSIDIARIES

(a wholly-owned subsidiary of Nationwide Financial Services, Inc.)

Notes to Consolidated Financial Statements, Continued

December 31, 2006, 2005 and 2004

On April 13, 2004, NLIC was named in a class action lawsuit filed in Circuit Court, Third Judicial Circuit, Madison County, Illinois, entitled Woodbury v. Nationwide Life Insurance Company. NLIC removed this case to the United States District Court for the Southern District of Illinois on June 1, 2004. On December 27, 2004, the case was transferred to the United States District Court for the District of Maryland and included in the multi-district proceeding entitled In Re Mutual Funds Investment Litigation. In response, on May 13, 2005, the plaintiff filed a First Amended Complaint purporting to represent, with certain exceptions, a class of all persons who held (through their ownership of an NLIC annuity or insurance product) units of any NLIC sub-account invested in mutual funds that included foreign securities in their portfolios and that experienced market timing or stale price trading activity. The First Amended Complaint purports to disclaim, with respect to market timing or stale price trading in NLIC’s annuities sub-accounts, any allegation based on NLIC’s untrue statement, failure to disclose any material fact, or usage of any manipulative or deceptive device or contrivance in connection with any class member’s purchases or sales of NLIC annuities or units in annuities sub-accounts. The plaintiff claims, in the alternative, that if NLIC is found with respect to market timing or stale price trading in its annuities sub-accounts, to have made any untrue statement, to have failed to disclose any material fact or to have used or employed any manipulative or deceptive device or contrivance, then the plaintiff purports to represent a class, with certain exceptions, of all persons who, prior to NLIC’s untrue statement, omission of material fact, use or employment of any manipulative or deceptive device or contrivance, held (through their ownership of an NLIC annuity or insurance product) units of any NLIC sub-account invested in mutual funds that included foreign securities in their portfolios and that experienced market timing activity. The First Amended Complaint alleges common law negligence and seeks to recover damages not to exceed $75,000 per plaintiff or class member, including all compensatory damages and costs. On June 1, 2006, the District Court granted NLIC’s motion to dismiss the plaintiff’s complaint. On November 29, 2006, the plaintiff filed its appellate brief with the Fourth Circuit Court of Appeals contesting the District Court’s dismissal. NLIC continues to defend this lawsuit vigorously.

On January 21, 2004, NLIC, Nationwide Life Insurance Company of America, NLAIC, NFS and Nationwide Financial Corporation (collectively referred to as the Companies) were named in a lawsuit filed in the United States District Court for the Northern District of Mississippi entitled United Investors Life Insurance Company v. Nationwide Life Insurance Company and/or Nationwide Life Insurance Company of America and/or Nationwide Life and Annuity Insurance Company and/or Nationwide Life and Annuity Company of America and/or Nationwide Financial Services, Inc. and/or Nationwide Financial Corporation, and John Does A-Z. In its complaint, the plaintiff alleges that the Companies and/or their affiliated life insurance companies caused the replacement of variable insurance policies and other financial products issued by United Investors with policies issued by the Companies. The plaintiff raises claims for (1) violations of the Federal Lanham Act, and common law unfair competition and defamation; (2) tortious interference with the plaintiff’s contractual relationship with Waddell & Reed, Inc. and/or its affiliates, Waddell & Reed Financial, Inc., Waddell & Reed Financial Services, Inc. and W&R Insurance Agency, Inc., or with the plaintiff’s contractual relationships with its variable policyholders; (3) civil conspiracy; and (4) breach of fiduciary duty. The complaint seeks compensatory damages, punitive damages, pre- and post-judgment interest, a full accounting, a constructive trust and costs and disbursements, including attorneys’ fees. On December 30, 2005, the Companies filed a motion for summary judgment. On June 15, 2006, the District Court granted the Companies’ motion for summary judgment on all grounds and dismissed the plaintiff’s entire case with prejudice. The plaintiff appealed the District Court’s decision to the Fifth Circuit Court of Appeals. The appeal has been fully briefed, and the Companies are awaiting a decision. The Companies continue to defend this lawsuit vigorously.

On August 15, 2001, NFS and NLIC were named in a lawsuit filed in the United States District Court for the District of Connecticut entitled Lou Haddock, as trustee of the Flyte Tool & Die, Incorporated Deferred Compensation Plan, et al v. Nationwide Financial Services, Inc. and Nationwide Life Insurance Company. Currently, the plaintiffs’ fifth amended complaint, filed March 21, 2006, purports to represent a class of qualified retirement plans under ERISA that purchased variable annuities from NLIC. The plaintiffs allege that they invested ERISA plan assets in their variable annuity contracts and that NLIC and NFS breached ERISA fiduciary duties by allegedly accepting service payments from certain mutual funds. The complaint seeks disgorgement of some or all of the payments allegedly received by NLIC and NFS, other unspecified relief for restitution, declaratory and injunctive relief, and attorneys’ fees. To date, the District Court has rejected the plaintiffs’ request for certification of the alleged class. NFS’ and NLIC’s motion to dismiss the plaintiffs’ fifth amended complaint is currently pending before the court. NFS and NLIC continue to defend this lawsuit vigorously.

NATIONWIDE LIFE INSURANCE COMPANY AND SUBSIDIARIES

(a wholly-owned subsidiary of Nationwide Financial Services, Inc.)

Notes to Consolidated Financial Statements, Continued

December 31, 2006, 2005 and 2004

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

(15)	Guarantees

Since 2001, the Company has sold $626.1 million of credit enhanced equity interests in Low-Income-Housing Tax Credit Funds (Tax Credit Funds) to unrelated third parties. The Company has guaranteed cumulative after-tax yields to the third party investors ranging from 3.75% to 5.25% over periods ending between 2002 and 2022. As of December 31, 2006, the Company held guarantee reserves totaling $6.3 million on these transactions. These guarantees are in effect for periods of approximately 15 years each. The Tax Credit Funds provide a stream of tax benefits to the investors that will generate a yield and return of capital. If the tax benefits are not sufficient to provide these cumulative after-tax yields, then the Company must fund any shortfall, which is mitigated by stabilization collateral set aside by the Company at the inception of the transactions. The maximum amount of undiscounted future payments that the Company could be required to pay the investors under the terms of the guarantees is $1.36 billion. The Company does not anticipate making any payments related to these guarantees.

At the time of the sales, $5.9 million of net sale proceeds were set aside as collateral for certain properties owned by the Tax Credit Funds that had not met all of the criteria necessary to generate tax credits. Such criteria include completion of construction and the leasing of each unit to a qualified tenant, among others. Properties meeting the necessary criteria are considered to have “stabilized.” The properties are evaluated regularly, and the collateral is released when stabilized. During 2006 and 2005, no stabilization collateral amounts were released into income. As of December 31, 2006 and 2005, $2.2 million of stabilization collateral was unrecognized and recorded as a reserve, respectively.

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

NATIONWIDE LIFE INSURANCE COMPANY AND SUBSIDIARIES

(a wholly-owned subsidiary of Nationwide Financial Services, Inc.)

Notes to Consolidated Financial Statements, Continued

December 31, 2006, 2005 and 2004

(16)	Variable Interest Entities

As of December 31, 2006 and 2005, the Company had relationships with 18 and 19 variable interest entities (VIEs), respectively, each of which the Company was the primary beneficiary. As of December 31, 2006, each VIE was a conduit that assists the Company in structured products transactions involving the sale of Tax Credit Funds to third party investors for which the Company provides guaranteed returns (see Note 15). The results of operations and financial position of these VIEs are included along with corresponding minority interest liabilities in the accompanying consolidated financial statements.

VIE net assets were $445.5 million and $440.6 million as of December 31, 2006 and December 31, 2005, respectively. The following table summarizes the components of net assets as of December 31:

(in millions)	2006	2005
Mortgage loans on real estate	$—	$31.5
Other long-term investments	432.5	478.6
Short-term investments	33.7	42.3
Other assets	37.8	41.3
Short-term debt	—	(32.6)
Other liabilities	(58.5)	(120.5)

The Company’s total loss exposure from VIEs of which the Company is the primary beneficiary was immaterial as of December 31, 2006 and 2005 (except for the impact of guarantees disclosed in Note 15).

In addition to the VIEs described above, the Company holds variable interests, in the form of limited partnerships or similar investments, in Tax Credit Funds of which the Company is not the primary beneficiary. These investments have been held by the Company for periods of 1 to 10 years and allow the Company to utilize certain tax credits and realize other tax benefits from affordable housing projects. The Company also has certain investments in other securitization transactions that qualify as VIEs, but of which the Company is not the primary beneficiary. The total exposure to loss on these VIEs was $68.9 million and $53.9 million as of December 31, 2006 and 2005, respectively.

NATIONWIDE LIFE INSURANCE COMPANY AND SUBSIDIARIES

(a wholly-owned subsidiary of Nationwide Financial Services, Inc.)

Notes to Consolidated Financial Statements, Continued

December 31, 2006, 2005 and 2004

(17)	Segment Information

Management views the Company’s business primarily based on its underlying products and uses this basis to define its four reportable segments: Individual Investments, Retirement Plans, Individual Protection, and Corporate and Other.

The primary segment profitability measure that management uses is pre-tax operating earnings, which is calculated by adjusting income from continuing operations before federal income taxes to exclude (1) net realized gains and losses on investments, hedging instruments and hedged items, except for periodic net coupon settlements on non-qualifying derivatives and net realized gains and losses related to securitizations and (2) the adjustment to amortization of DAC related to net realized gains and losses.

Individual Investments

The Individual Investments segment consists of individual The BEST of AMERICA® and private label deferred variable annuity products, deferred fixed annuity products, income products and advisory services. Individual deferred annuity contracts provide the customer with tax-deferred accumulation of savings and flexible payout options including lump sum, systematic withdrawal or a stream of payments for life. In addition, individual variable annuity contracts provide the customer with access to a wide range of investment options and asset protection features, while individual fixed annuity contracts generate a return for the customer at a specified interest rate fixed for prescribed periods.

Retirement Plans

The Retirement Plans segment is comprised of the Company’s private and public sector retirement plans business. The private sector primarily includes IRC Section 401(k) business, and the public sector primarily includes IRC Section 457 and Section 401(a) business, both in the form of full-service arrangements that provide plan administration and fixed and variable group annuities as well as administration-only business.

Individual Protection

The Individual Protection segment consists of investment life insurance products, including individual variable, COLI and BOLI products; traditional life insurance products; and universal life insurance products. Life insurance products provide a death benefit and generally allow the customer to build cash value on a tax-advantaged basis.

Corporate and Other

The Corporate and Other segment includes certain structured products business; the MTN program; net investment income and certain expenses not allocated to other segments; periodic net coupon settlements on non-qualifying derivatives; interest expense on debt; revenue and expenses of the Company’s non-insurance subsidiaries not reported in other segments; and net realized gains and losses related to securitizations.

NATIONWIDE LIFE INSURANCE COMPANY AND SUBSIDIARIES

(a wholly-owned subsidiary of Nationwide Financial Services, Inc.)

Notes to Consolidated Financial Statements, Continued

December 31, 2006, 2005 and 2004

The following table summarizes the Company’s business segment operating results for the years ended December 31:

(in millions)	Individual Investments	Retirement Plans	Individual Protection	Corporate and Other	Total
2006
Revenues:
Policy charges	$581.7	$160.2	$390.7	$—	$1,132.6
Traditional life insurance and immediate annuity premiums	142.5	—	165.8	—	308.3
Net investment income	739.5	636.0	328.2	354.8	2,058.5
Net realized gains on investments, hedging instruments and hedged items[1]	—	—	—	1.0	1.0
Other income	2.6	—	0.3	3.4	6.3

Total revenues	1,466.3	796.2	885.0	359.2	3,506.7

Benefits and expenses:
Interest credited to policyholder account values	501.7	440.5	179.2	208.7	1,330.1
Life insurance and annuity benefits	202.8	—	247.5	—	450.3
Policyholder dividends on participating policies	—	—	25.6	—	25.6
Amortization of DAC	352.7	37.9	69.6	(9.9)	450.3
Interest expense on debt	—	—	—	65.5	65.5
Other operating expenses	206.3	179.1	142.4	4.0	531.8

Total benefits and expenses	1,263.5	657.5	664.3	268.3	2,853.6

Income from continuing operations before federal income tax expense	202.8	138.7	220.7	90.9	$653.1

Net realized gains on investments, hedging instruments and hedged items[1]	—	—	—	(1.0)
Adjustment to amortization related to net realized gains and losses	—	—	—	(9.9)

Pre-tax operating earnings	$202.8	$138.7	$220.7	$80.0

Assets as of period end	$55,404.6	$28,817.2	$16,948.8	$8,791.8	$109,962.4

[1]	Excluding periodic net coupon settlements on non-qualifying derivatives and net realized gains and losses related to securitizations.

NATIONWIDE LIFE INSURANCE COMPANY AND SUBSIDIARIES

(a wholly-owned subsidiary of Nationwide Financial Services, Inc.)

Notes to Consolidated Financial Statements, Continued

December 31, 2006, 2005 and 2004

(in millions)	Individual Investments	Retirement Plans	Individual Protection	Corporate and Other	Total
2005
Revenues:
Policy charges	$532.4	$145.0	$377.7	$—	$1,055.1
Traditional life insurance and immediate annuity premiums	96.7	—	163.3	—	260.0
Net investment income	822.4	642.9	332.8	307.1	2,105.2
Net realized gains on investments, hedging instruments and hedged items[1]	—	—	—	9.5	9.5
Other income	1.3	0.2	—	1.8	3.3

Total revenues	1,452.8	788.1	873.8	318.4	3,433.1

Benefits and expenses:
Interest credited to policyholder account values	557.7	444.8	182.4	146.1	1,331.0
Life insurance and annuity benefits	149.1	—	228.4	—	377.5
Policyholder dividends on participating policies	—	—	33.1	—	33.1
Amortization of DAC	329.1	47.2	89.0	1.0	466.3
Interest expense on debt	—	—	—	66.3	66.3
Other operating expenses	193.1	181.8	148.1	15.8	538.8

Total benefits and expenses	1,229.0	673.8	681.0	229.2	2,813.0

Income from continuing operations before federal income tax expense	223.8	114.3	192.8	89.2	$620.1

Net realized gains on investments, hedging instruments and hedged items[1]	—	—	—	(9.5)
Adjustment to amortization of DAC related to net realized gains and losses	—	—	—	1.0

Pre-tax operating earnings	$223.8	$114.3	$192.8	$80.7

Assets as of period end	$52,929.2	$29,987.2	$14,728.7	$9,313.4	$106,958.5

[1]	Excluding periodic net coupon settlements on non-qualifying derivatives and net realized gains and losses related to securitizations.

NATIONWIDE LIFE INSURANCE COMPANY AND SUBSIDIARIES

(a wholly-owned subsidiary of Nationwide Financial Services, Inc.)

Notes to Consolidated Financial Statements, Continued

December 31, 2006, 2005 and 2004

(in millions)	Individual Investments	Retirement Plans	Individual Protection	Corporate and Other	Total
2004
Revenues:
Policy charges	$503.6	$157.0	$364.6	$—	$1,025.2
Traditional life insurance and immediate annuity premiums	87.5	—	182.9	—	270.4
Net investment income	824.8	627.9	327.2	220.6	2,000.5
Net realized losses on investments, hedging instruments and hedged items[1]	—	—	—	(43.0)	(43.0)
Other income	0.6	—	—	15.8	16.4

Total revenues	1,416.5	784.9	874.7	193.4	3,269.5

Benefits and expenses:
Interest credited to policyholder account values	573.5	435.5	181.5	86.7	1,277.2
Life insurance and annuity benefits	136.9	—	232.3	—	369.2
Policyholder dividends on participating policies	—	—	36.2	—	36.2
Amortization of DAC	276.1	39.6	94.4	—	410.1
Interest expense on debt	—	—	—	59.8	59.8
Other operating expenses	210.0	184.5	159.7	27.8	582.0

Total benefits and expenses	1,196.5	659.6	704.1	174.3	2,734.5

Income from continuing operations before federal income tax expense	220.0	125.3	170.6	19.1	$535.0

Net realized losses on investments, hedging instruments and hedged items[1]	—	—	—	43.0

Pre-tax operating earnings	$220.0	$125.3	$170.6	$62.1

Assets as of period end	$52,642.5	$29,668.7	$12,932.4	$10,714.3	$105,957.9

[1]	Excluding periodic net coupon settlements on non-qualifying derivatives and net realized gains and losses related to securitizations.

NATIONWIDE LIFE INSURANCE COMPANY AND SUBSIDIARIES

(a wholly-owned subsidiary of Nationwide Financial Services, Inc.)

Schedule I          Consolidated Summary of Investments – Other Than Investments in Related Parties

As of December 31, 2006 (in millions)

Column A	Column B	Column C	Column D
Type of investment	Cost	Market value	Amount at which shown in the consolidated balance sheet
Fixed maturity securities available-for-sale:
Bonds:
U.S. Treasury securities and obligations of U.S. Government corporations	$123.7	$133.7	$133.7
Agencies not backed by the full faith and credit of the U.S. Government	559.4	603.4	603.4
Obligations of states and political subdivisions	266.0	259.5	259.5
Foreign governments	34.9	36.5	36.5
Public utilities	1,541.9	1,543.5	1,543.5
All other corporate	22,671.3	22,698.8	22,698.8

Total fixed maturity securities available-for-sale	25,197.2	25,275.4	25,275.4

Equity securities available-for-sale:
Common stocks:
Banks, trusts and insurance companies	13.3	17.8	17.8
Industrial, miscellaneous and all other	7.8	9.1	9.1
Nonredeemable preferred stocks	7.4	7.5	7.5

Total equity securities available-for-sale	28.5	34.4	34.4

Mortgage loans on real estate, net	8,222.9		8,202.2	[1]
Real estate, net:
Investment properties	66.3		49.7	[2]
Acquired in satisfaction of debt	5.2		5.1	[2]

Total real estate, net	71.5		54.8

Policy loans	639.2		639.2
Other long-term investments	677.4		574.9	[3,4]
Short-term investments, including amounts managed by a related party	1,722.0		1,722.0

Total investments	$36,558.7		$36,502.9

[1]

Difference from Column B primarily is attributable to valuation allowances due to impairments on mortgage loans on real estate (see Note 6 to the audited consolidated financial statements), hedges and commitment hedges on mortgage loans on real estate.

[2]	Difference from Column B primarily results from adjustments for accumulated depreciation.

[3]	Difference from Column B primarily is due to operating gains and/or losses of investments in limited partnerships.

[4]	Amount shown does not agree to the audited consolidated balance sheet due to $24.1 million in unconsolidated related party investments.

See accompanying report of independent registered public accounting firm.

NATIONWIDE LIFE INSURANCE COMPANY AND SUBSIDIARIES

(a wholly-owned subsidiary of Nationwide Financial Services, Inc.)

Schedule III        Supplementary Insurance Information

As of December 31, 2006, 2005 and 2004 and for each of the years then ended (in millions)

Column A	Column B	Column C	Column D	Column E	Column F
Year: Segment	Deferred policy acquisition costs	Future policy benefits, losses, claims and loss expenses	Unearned premiums[1]	Other policy claims and benefits payable[1]	Premium revenue
2006
Individual Investments	$1,945.0	$13,004.4			$142.5
Retirement Plans	288.6	10,839.0			—
Individual Protection	1,441.0	5,574.1			165.8
Corporate and Other	83.4	4,991.9			—

Total	$3,758.0	$34,409.4			$308.3

2005
Individual Investments	$1,936.4	$14,970.9			$96.7
Retirement Plans	290.3	10,847.3			—
Individual Protection	1,328.7	5,531.9			163.3
Corporate and Other	42.5	4,591.0			—

Total	$3,597.9	$35,941.1			$260.0

2004
Individual Investments	$2,015.5	$15,500.6			$87.5
Retirement Plans	301.7	10,139.8			—
Individual Protection	1,244.1	5,430.5			182.9
Corporate and Other	(144.7)	5,312.2			—

Total	$3,416.6	$36,383.1			$270.4

Column A	Column G	Column H	Column I	Column J	Column K
Year: Segment	Net investment income[2]	Benefits, claims, losses and settlement expenses	Amortization of deferred policy acquisition costs	Other operating expenses[2]	Premiums written
2006
Individual Investments	$739.5	$704.5	$352.7	206.3
Retirement Plans	636.0	440.5	37.9	179.1
Individual Protection	328.2	452.3	69.6	142.4
Corporate and Other	354.8	208.7	(9.9)	4.0

Total	$2,058.5	$1,806.0	$450.3	$531.8

2005
Individual Investments	$822.4	$706.8	$329.1	$193.1
Retirement Plans	642.9	444.8	47.2	181.8
Individual Protection	332.8	443.9	89.0	148.1
Corporate and Other	307.1	146.1	1.0	15.8

Total	$2,105.2	$1,741.6	$466.3	$538.8

2004
Individual Investments	$824.8	$710.4	$276.1	$210.0
Retirement Plans	627.9	435.5	39.6	184.5
Individual Protection	327.2	450.0	94.4	159.7
Corporate and Other	220.6	86.7	—	27.8

Total	$2,000.5	$1,682.6	$410.1	$582.0

[1]	Unearned premiums and other policy claims and benefits payable are included in Column C amounts.

[2]

Allocations of net investment income and certain operating expenses are based on numerous assumptions and estimates, and reported segment operating results would change if different methods were applied.

NATIONWIDE LIFE INSURANCE COMPANY AND SUBSIDIARIES

(a wholly-owned subsidiary of Nationwide Financial Services, Inc.)

Schedule IV          Reinsurance

As of December 31, 2006, 2005 and 2004 and for each of the years then ended (dollars in millions)

Column A	Column B	Column C	Column D	Column E	Column F
	Gross amount	Ceded to other companies	Assumed from other companies	Net amount	Percentage of amount assumed to net
2006
Life insurance in force	$151,109.9	$58,189.8	$7.9	$92,928.0	0.0%

Premiums:
Life insurance [1]	$336.4	$28.4	$0.3	$308.3	0.1%
Accident and health insurance	388.9	417.4	28.5	—	N/A

Total	$725.3	$445.8	$28.8	$308.3	9.3%

2005
Life insurance in force	$142,308.1	$52,339.1	$10.6	$89,979.6	0.0%

Premiums:
Life insurance [1]	$311.5	$51.8	$0.3	$260.0	0.1%
Accident and health insurance	415.2	445.1	29.9	—	N/A

Total	$726.7	$496.9	$30.2	$260.0	11.6%

2004
Life insurance in force	$123,756.6	$46,866.2	$10.2	$76,900.6	0.0%

Premiums:
Life insurance [1]	$300.7	$30.6	$0.3	$270.4	0.1%
Accident and health insurance	312.7	345.1	32.4	—	N/A

Total	$613.4	$375.7	$32.7	$270.4	12.1%

[1]	Primarily represents premiums from traditional life insurance and life-contingent immediate annuities and excludes deposits on investment products and universal life insurance products.

NATIONWIDE LIFE INSURANCE COMPANY AND SUBSIDIARIES

(a wholly-owned subsidiary of Nationwide Financial Services, Inc.)

Schedule V        Valuation and Qualifying Accounts

Years ended December 31, 2006, 2005 and 2004 (in millions)

Column A	Column B	Column C		Column D	Column E
Description	Balance at beginning of period	Charged (credited) to costs and expenses	Charged to other accounts	Deductions[1]	Balance at end of period
2006
Valuation allowances - mortgage loans on real estate	$31.1	$6.0	$—	$2.8	$34.3

2005
Valuation allowances - mortgage loans on real estate	$33.3	$1.6	$—	$3.8	$31.1

2004
Valuation allowances - mortgage loans on real estate	$29.1	$7.5	$—	$3.3	$33.3

[1]	Amounts represent transfers to real estate owned and recoveries.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NATIONWIDE LIFE INSURANCE COMPANY. (Registrant)

Date: March 1, 2007	By	/s/ W.G. Jurgensen
W.G. Jurgensen, Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Arden L. Shisler	February 21, 2007	/s/ W.G. Jurgensen	March 1, 2007

Arden L. Shisler, Chairman of the Board	Date	W.G. Jurgensen, Chief Executive Officer and Director	Date

/s/ Joseph A. Alutto	February 21, 2007	/s/ James G. Brocksmith, Jr.	February 21, 2007

Joseph A. Alutto, Director	Date	James G. Brocksmith, Jr., Director	Date

/s/ Keith W. Eckel	February 21, 2007	/s/ Lydia M. Marshall	February 21, 2007

Keith W. Eckel, Director	Date	Lydia M. Marshall, Director	Date

/s/ Donald L. McWhorter	February 21, 2007	/s/ David O. Miller	February 21, 2007

Donald L. McWhorter, Director	Date	David O. Miller, Director	Date

/s/ Martha Miller de Lombera	February 21, 2007	/s/ James F. Patterson	February 21, 2007

Martha Miller de Lombera, Director	Date	James F. Patterson, Director	Date

/s/ Gerald D. Prothro	February 21, 2007	/s/ Alex Shumate	February 21, 2007

Gerald D. Prothro, Director	Date	Alex Shumate, Director	Date

/s/ Mark R. Thresher	March 1, 2007	/s/ Timothy G. Frommeyer	March 1, 2007

Mark R. Thresher, President and Chief Operating Officer	Date	Timothy G. Frommeyer, Senior Vice President – Chief Financial Officer	Date

Exhibit Index

Exhibit
3.1	Amended Articles of Incorporation of Nationwide Life Insurance Company, dated February 3, 2000 (previously filed as Exhibit 3.1 to Form 10-K, Commission File Number 2-64559, filed March 24, 2003, and incorporated herein by reference)

3.2	Form of Amended and Restated Code of Regulations of Nationwide Life Insurance Company, dated May 7, 2002 (previously filed as Exhibit 3.2 to Form 8-K, Commission File Number 2-64559, filed December 9, 2004, and incorporated herein by reference)

10.1	Form of Tax Sharing Agreement dated as of October 1, 2002 among Nationwide Financial Services, Inc. and any corporation that may hereafter be a subsidiary of Nationwide Financial Services, Inc. (previously filed as Exhibit 10.3 to Form 10-K, Commission File Number 1-12785, filed March 11, 2004, and incorporated herein by reference)

10.2	Form of Tax Sharing Agreement dated as of October 1, 2002 among Nationwide Life Insurance Company and any corporation that may hereafter be a subsidiary of Nationwide Life Insurance Company (previously filed as Exhibit 10.4 to Form 10-K, Commission File Number 1-12785, filed March 11, 2004, and incorporated herein by reference)

10.3	Form of Amended and Restated Cost Sharing Agreement among parties named therein (previously filed as Exhibit 10.3 to Form 10-K, Commission File Number 1-12785, filed March 14, 2003, and incorporated herein by reference)

10.4	Amended and Restated Five-Year Credit Agreement, dated May 13, 2005, among Nationwide Financial Services, Inc., Nationwide Life Insurance Company, Nationwide Mutual Insurance Company, the banks party thereto and Wachovia Bank, National Association, as agent, and Citicorp USA, as syndication agent (previously filed as Exhibit 10.1 to Form 8-K, Commission File Number 1-12785, filed May 19, 2005, and incorporated herein by reference)

10.5	Form of Lease Agreement between Nationwide Mutual Insurance Company, Nationwide Life Insurance Company, Nationwide Life and Annuity Insurance Company and Nationwide Financial Services, Inc. (previously filed as Exhibit 10.7 to Form S-1/A, Registration Number 333-18531, filed February 25, 1997, and incorporated herein by reference)

10.6*	General Description of Nationwide Performance Incentive Plan (previously filed as Exhibit 10.9 to Form 10-K, Commission File Number 333-18527, filed March 29, 2001, and incorporated herein by reference)

10.7*	Form of Amended and Restated Nationwide Office of Investments Incentive Plan dated as of October 7, 2003 (previously filed as Exhibit 10.13 to Form 10-K, Commission File Number 1-12785, filed March 1, 2005, and incorporated herein by reference)

10.8*	Nationwide Excess Benefit Plan effective as of January 1, 2000 (previously filed as Exhibit 10.14 to Form 10-K, Commission File Number 1-12785, filed March 1, 2005, and incorporated herein by reference)

10.9*	Nationwide Supplemental Retirement Plan As Amended and Restated effective January 1, 2000 (previously filed as Exhibit 10.1 to Form 10-K, Commission File Number 1-12785, filed March 1, 2005, and incorporated herein by reference)

10.10*	Nationwide Severance Pay Plan effective as of March 1, 2003 (previously filed as Exhibit 10.16 to Form 10-K, Commission File Number 1-12785, filed March 1, 2005, and incorporated herein by reference)

10.11*

Nationwide Supplemental Defined Contribution Plan effective as of January 1, 2005 (previously filed as Exhibit 10.17 to Form 10-K, Commission File Number 1-12785, filed March 1, 2005, and incorporated herein by reference)

10.12*

Nationwide Individual Deferred Compensation Plan, as Amended and Restated, effective as of January 1, 2005 (previously filed as Exhibit 10.18 to Form 10-K, Commission File Number 1-12785, filed March 1, 2005, and incorporated herein by reference)

10.13*

Nationwide Board of Directors Deferred Compensation Plan, as Amended and Restated, effective as of January 1, 2005 (previously filed as Exhibit 10.19 to Form 10-K, Commission File Number 1-12785, filed March 1, 2005, and incorporated herein by reference)

10.14

Investment Agency Cost Allocation Agreement dated October 30, 2002 between Nationwide Life Insurance Company and Nationwide Cash Management Company (previously filed as Exhibit 10.22 to Form 10-K, Commission File Number 1-12785, filed March 11, 2004, and incorporated herein by reference)

10.15

Master Repurchase Agreement between Nationwide Life Insurance Company, Nationwide Life and Annuity Insurance Company, and Nationwide Mutual Insurance Company and certain of its Subsidiaries and affiliates (previously filed as Exhibit 10.20 to Form 10-K, Commission File Number 333-18527, filed March 29, 2000, and incorporated herein by reference)

10.16*

Form of Employment Agreement, dated January 1, 2000, between Nationwide Mutual Insurance Company and Patricia Hatler (previously filed as Exhibit 10.25 to Form 10-Q, Commission File Number 333-18527, filed August 14, 2000, and incorporated herein by reference)

10.16.1*

Amendment of Employment Agreement, effective as of March 1, 2005, between Nationwide Mutual Insurance Company and Patricia Hatler (previously filed as Exhibit 10.28.1 to Form 10-K, Commission File Number 1-12785, filed March 1, 2005, and incorporated herein by reference)

10.17*

Form of Employment Agreement, dated January 1, 2000, between Nationwide Mutual Insurance Company and Greg Lashutka (previously filed as Exhibit 10.28 to Form 10-Q, Commission File Number 333-18527, filed August 14, 2000, and incorporated herein by reference)

10.17.1*

Amendment of Employment Agreement, effective as of March 1, 2005, between Nationwide Mutual Insurance Company and Greg Lashutka (previously filed as Exhibit 10.31.1 to Form 10-K, Commission File Number 1-12785, filed March 1, 2005, and incorporated herein by reference)

10.18*

Form of Employment Agreement between Nationwide Mutual Insurance Company and Robert Rosholt (previously filed as Exhibit 10.30 to Form 10-Q, Commission File Number 1-12785, filed May 14, 2003, and incorporated herein by reference)

10.19*

Form of Employment Agreement, dated May 26, 2000, between Nationwide Mutual Insurance Company and W.G. Jurgensen (previously filed as Exhibit 10.32 to Form 10-Q, Commission File Number 333-18527, filed November 13, 2000, and incorporated herein by reference)

10.19.1*

Amendment of Employment Agreement, effective as of March 1, 2005, between Nationwide Mutual Insurance Company and W.G. Jurgensen (previously filed as Exhibit 10.34.1 to Form 10-K, Commission File Number 1-12785, filed March 1, 2005, and incorporated herein by reference)

10.20*

Form of Employment Agreement, dated February 25, 2004, between Nationwide Mutual Insurance Company and Terri L. Hill (previously filed as Exhibit 10.1 to Form 10-Q, Commission File Number 1-12785, filed May 7, 2004, and incorporated here by reference)

10.21*

Form of Employment Agreement, dated January 1, 2004 and fully executed on April 7, 2004, between Nationwide Financial Services, Inc. and Mark R. Thresher (previously filed as Exhibit 10.3 to Form 10-Q, Commission File Number 1-12785, filed August 6, 2004, and incorporated herein by reference)

10.22*	Offer Letter for Keith Millner dated November 19, 2004 (previously filed as Exhibit 10.1 to Form 8-K, Commission File Number 1-12785, filed December 3, 2004, and incorporated herein by reference)

10.23*

Form of Employment Agreement, dated June 4, 2001, between Nationwide Mutual Insurance Company and Michael C. Keller (previously filed as Exhibit 10.36 to Form 10-Q, Commission File Number 1-12785, filed August 10, 2001, and incorporated herein by reference)

10.23.1*

Amendment of Employment Agreement, effective as of March 1, 2005, between Nationwide Mutual Insurance Company and Michael C. Keller (previously filed as Exhibit 10.42.1 to Form 10-K, Commission File Number 333-18527, filed March 1, 2005, and incorporated herein by reference)

10.24*

Employment letter agreement between Nationwide Financial Services, Inc. and John Carter dated October 27, 2005 (previously filed as Exhibit 10.1 Form 10-Q, Commission File Number 1-12785, filed November 3, 2005, and incorporated herein by reference)

10.25*	Summary of terms of employment of Timothy G. Frommeyer (previously filed as Exhibit 10.2 to Form 10-Q, Commission File Number 1-12785, filed November 3, 2005, and incorporated herein by reference)

10.26

Form of Employee Leasing Agreement, dated July 1, 2000, between Nationwide Mutual Insurance Company and Nationwide Financial Services, Inc. (previously filed as Exhibit 10.35 to Form 10-Q, Commission File Number 1-12785, filed May 11, 2001, and incorporated herein by reference)

10.27

Form of Surplus Note, dated December 17, 2001, between Nationwide Financial Services, Inc. and Nationwide Life Insurance Company (previously filed as Exhibit 10.32 to Form 10-K, Commission File Number 2-64559, filed March 23, 2003, and incorporated herein by reference)

10.28

Form of Surplus Note, dated June 26, 2002, between Nationwide Financial Services, Inc. and Nationwide Life Insurance Company (previously filed as Exhibit 10.33 to Form 10-K, Commission File Number 2-64559, filed March 23, 2003, and incorporated herein by reference)

10.29

Form of Surplus Note, dated December 23, 2003, between Nationwide Financial Services, Inc. and Nationwide Life Insurance Company (previously filed as Exhibit 10.34 to Form 10-K, Commission File Number 2-64559, filed March 11, 2004, and incorporated herein by reference)

10.30*

Employment Offer Letter Agreement between Nationwide Financial Services, Inc. and Gail Snyder dated November 28, 2005 (previously filed as Exhibit 10.49 to Form 10-K, Commission File Number 1-12785, filed March 1, 2006, and incorporated herein by reference)

10.31*	Offer Letter for Anne L. Arvia, dated June 30, 2006 (previously filed as Exhibit 10.2 to Form 10-Q, Commission File Number 1-12785, filed August 3, 2006, and incorporated herein by reference)

10.32*	Offer Letter for William Jackson, dated August 21, 2006 (previously filed as Exhibit 10.1 to Form 10-Q, Commission File Number 1-12785, filed November 3, 2006, and incorporated herein by reference)

10.33*	Offer Letter for James Lyski, dated August 30, 3006 (previously filed as Exhibit 10.2 to Form 10-Q, Commission File Number 1-12785, filed November 3, 2006, and incorporated herein by reference)

10.34*	Form of Employment Agreement, dated October 16, 2006, between Nationwide Financial Services, Inc. and James R. Lyski

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