Form 10-Q
period 2007-03-31
NATIONWIDE LIFE INSURANCE CO
filed 2007-05-04
CIK 205695

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2007

or

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

    Yes  ☐    No  ☒

No established published trading market exists for the registrant’s common stock, par value $1.00 per share. As of April 27, 2007, 3,814,779 shares of the registrant’s common stock were outstanding, all of which are held by Nationwide Financial Services, Inc.

The Registrant meets the conditions set forth in General Instruction H(1)(a) and (b) of Form 10-Q and is therefore filing this Form in the reduced disclosure format.

NATIONWIDE LIFE INSURANCE COMPANY AND SUBSIDIARIES

FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2007

PART I – FINANCIAL INFORMATION

ITEM 1 Condensed Consolidated Financial Statements

NATIONWIDE LIFE INSURANCE COMPANY AND SUBSIDIARIES

(a wholly-owned subsidiary of Nationwide Financial Services, Inc.)

Condensed Consolidated Statements of Income

(Unaudited)

(in millions)

	Three months ended March 31,
	2007	2006
Revenues:
Policy charges	$290.7	$275.3
Traditional life insurance and immediate annuity premiums	73.0	77.0
Net investment income	514.3	517.0
Net realized losses on investments, hedging instruments and hedged items	(11.1)	(6.6)
Other income	—	0.8

Total revenues	866.9	863.5

Benefits and expenses:
Interest credited to policyholder account values	322.5	329.9
Life insurance and annuity benefits	103.3	104.1
Policyholder dividends on participating policies	5.9	7.6
Amortization of deferred policy acquisition costs	129.7	116.6
Interest expense on debt, primarily with Nationwide Financial Services, Inc. (NFS)	15.1	16.6
Other operating expenses	126.0	133.5

Total benefits and expenses	702.5	708.3

Income from continuing operations before federal income tax expense	164.4	155.2
Federal income tax expense	32.8	31.0

Income from continuing operations	131.6	124.2
Cumulative effect of adoption of accounting principle, net of taxes	(6.0)	—

Net income	$125.6	$124.2

See accompanying notes to condensed consolidated financial statements.

NATIONWIDE LIFE INSURANCE COMPANY AND SUBSIDIARIES

(a wholly-owned subsidiary of Nationwide Financial Services, Inc.)

Condensed Consolidated Balance Sheets

(in millions, except per share amounts)

	March 31, 2007	December 31, 2006
	(Unaudited)
Assets
Investments:
Securities available-for-sale, at fair value:
Fixed maturity securities (cost $25,015.6 in 2007; $25,197.2 in 2006)	$25,186.1	$25,275.4
Equity securities (cost $28.4 in 2007; $28.5 in 2006)	34.3	34.4
Mortgage loans on real estate, net	7,997.5	8,202.2
Real estate, net	46.1	54.8
Policy loans	649.3	639.2
Other long-term investments	593.9	598.9
Short-term investments, including amounts managed by a related party	1,803.5	1,722.0

Total investments	36,310.7	36,526.9

Cash	1.4	0.5
Accrued investment income	335.2	323.6
Deferred policy acquisition costs	3,724.7	3,758.0
Other assets	1,747.3	2,001.5
Assets held in separate accounts	68,138.9	67,351.9

Total assets	$110,258.2	$109,962.4

Liabilities and Shareholder’s Equity
Liabilities:
Future policy benefits and claims	$33,730.1	$34,409.4
Short-term debt	146.6	75.2
Long-term debt, payable to NFS	700.0	700.0
Other liabilities	3,411.6	2,988.1
Liabilities related to separate accounts	68,138.9	67,351.9

Total liabilities	106,127.2	105,524.6

Shareholder’s equity:
Common stock, $1 par value; authorized - 5.0 shares; issued and outstanding - 3.8 shares	3.8	3.8
Additional paid-in capital	274.4	274.4
Retained earnings	3,781.5	4,130.9
Accumulated other comprehensive income	71.3	28.7

Total shareholder’s equity	4,131.0	4,437.8

Total liabilities and shareholder’s equity	$110,258.2	$109,962.4

See accompanying notes to condensed consolidated financial statements.

NATIONWIDE LIFE INSURANCE COMPANY AND SUBSIDIARIES

(a wholly-owned subsidiary of Nationwide Financial Services, Inc.)

Condensed Consolidated Statements of Changes in Shareholder’s Equity

Three Months Ended March 31, 2007 and 2006

(Unaudited)

(in millions)

	Common stock	Additional paid-in capital	Retained earnings	Accumulated other comprehensive income	Total shareholder’s equity
Balance as of December 31, 2005	$3.8	$274.4	$3,883.4	$93.6	$4,255.2

Comprehensive loss:
Net income	—	—	124.2	—	124.2
Other comprehensive loss, net of taxes	—	—	—	(165.7)	(165.7)

Total comprehensive loss					(41.5)

Dividends to NFS	—	—	(70.0)	—	(70.0)

Balance as of March 31, 2006	$3.8	$274.4	$3,937.6	$(72.1)	$4,143.7

Balance as of December 31, 2006	$3.8	$274.4	$4,130.9	$28.7	$4,437.8

Comprehensive income:
Net income	—	—	125.6	—	125.6
Other comprehensive income, net of taxes	—	—	—	42.6	42.6

Total comprehensive income					168.2

Dividends to NFS	—	—	(475.0)	—	(475.0)

Balance as of March 31, 2007	$3.8	$274.4	$3,781.5	$71.3	$4,131.0

See accompanying notes to condensed consolidated financial statements.

NATIONWIDE LIFE INSURANCE COMPANY AND SUBSIDIARIES

(a wholly-owned subsidiary of Nationwide Financial Services, Inc.)

Condensed Consolidated Statements of Cash Flows

(Unaudited)

(in millions)

	Three months ended March 31,
	2007	2006
Cash flows from operating activities:
Net income	$125.6	$124.2
Adjustments to reconcile net income to net cash provided by operating activities:
Net realized losses on investments, hedging instruments and hedged items	11.1	6.6
Interest credited to policyholder account values	322.5	329.9
Capitalization of deferred policy acquisition costs	(140.0)	(129.4)
Amortization of deferred policy acquisition costs	129.7	116.6
Amortization and depreciation	10.9	15.6
Decrease (increase) in other assets	247.6	(182.9)
Increase in policy and other liabilities	274.2	161.2
Other, net	9.3	3.3

Net cash provided by operating activities	990.9	445.1

Cash flows from investing activities:
Proceeds from maturity of securities available-for-sale	1,126.5	1,200.4
Proceeds from sale of securities available-for-sale	1,563.2	983.5
Proceeds from repayments or sales of mortgage loans on real estate	558.2	649.1
Cost of securities available-for-sale acquired	(2,729.2)	(1,145.3)
Cost of mortgage loans on real estate originated or acquired	(350.6)	(577.7)
Net increase in short-term investments	(81.5)	(785.1)
Collateral received (paid) – securities lending, net	99.6	(128.9)
Other, net	(16.3)	1.9

Net cash provided by investing activities	169.9	197.9

Cash flows from financing activities:
Net increase (decrease) in short-term debt	71.4	(104.9)
Cash dividends paid to NFS	(232.5)	(70.0)
Investment and universal life insurance product deposits	848.1	590.6
Investment and universal life insurance product withdrawals	(1,846.7)	(1,059.0)
Other, net	(0.2)	—

Net cash used in financing activities	(1,159.9)	(643.3)

Net increase (decrease) in cash	0.9	(0.3)
Cash, beginning of period	0.5	0.9

Cash, end of period	$1.4	$0.6

See accompanying notes to condensed consolidated financial statements.

NATIONWIDE LIFE INSURANCE COMPANY AND SUBSIDIARIES

(a wholly-owned subsidiary of Nationwide Financial Services, Inc.)

Notes to Condensed Consolidated Financial Statements (Unaudited)

March 31, 2007 and 2006

(1)	Basis of Presentation

The accompanying condensed consolidated financial statements of Nationwide Life Insurance Company and subsidiaries (NLIC, or collectively, the Company) have been prepared in accordance with U.S. generally accepted accounting principles (GAAP) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all information and footnotes required by GAAP for complete financial statements. The financial information included herein reflects all adjustments (all of which are normal and recurring in nature) which are, in the opinion of management, necessary for a fair presentation of financial position and results of operations. Operating results for all periods presented are not necessarily indicative of the results that may be expected for the full year. All significant intercompany balances and transactions have been eliminated. The accompanying condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and related notes for the year ended December 31, 2006 included in the Company’s 2006 Annual Report on Form 10-K.

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

(2)	Summary of Significant Accounting Policies

A complete summary of the Company’s significant accounting policies is included in Note 2 to the audited consolidated financial statements included in the Company’s 2006 Annual Report on Form 10-K. During the quarter ended March 31, 2007, there have been no material changes to these policies.

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

NATIONWIDE LIFE INSURANCE COMPANY AND SUBSIDIARIES

(a wholly-owned subsidiary of Nationwide Financial Services, Inc.)

Notes to Condensed Consolidated Financial Statements (Unaudited), Continued

March 31, 2007 and 2006

In September 2006, the FASB issued SFAS No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans – an amendment of FASB Statements No. 87, 88, 106, and 132(R) (SFAS 158). SFAS 158 requires an employer to recognize the overfunded or underfunded status of a defined benefit postretirement plan (other than a multiemployer plan) as an asset or liability on its balance sheet and to recognize changes in that funded status in the year in which the changes occur through comprehensive income. SFAS 158 also requires an employer to measure the funded status of a plan as of the date of its year-end balance sheet, with limited exceptions. An employer with publicly traded equity securities is required to initially recognize the funded status of a defined benefit postretirement plan and to provide the required disclosures as of the end of the fiscal year ending after December 15, 2006. The requirement to measure plan assets and benefit obligations as of the date of the employer’s fiscal year-end balance sheet is effective for fiscal years ending after December 15, 2008. The Company adopted SFAS 158 effective December 31, 2006. The adoption of SFAS 158 did not have a material impact on the Company’s financial position or results of operations.

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

In September 2006, the United States Securities and Exchange Commission (SEC) issued Staff Accounting Bulletin (SAB) No. 108 (SAB 108). SAB 108 addresses how the effects of prior year uncorrected misstatements should be considered when quantifying misstatements in current-year financial statements. SAB 108 requires registrants to quantify misstatements using both the balance sheet and income-statement approaches and to evaluate whether either approach results in quantifying an error that is material in light of relevant quantitative and qualitative factors. SAB 108 does not change the SEC’s previous guidance in SAB No. 99 on evaluating the materiality of misstatements. The Company adopted SAB 108 effective December 31, 2006. SAB 108 did not have a material impact on the Company’s financial position or results of operations upon adoption.

In June 2006, the FASB issued FASB Interpretation (FIN) No. 48, Accounting for Uncertainty in Income Taxes, an Interpretation of FASB Statement No. 109, Accounting for Income Taxes (FIN 48). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB Statement No. 109, Accounting for Income Taxes. FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. The Company adopted FIN 48 effective January 1, 2007. FIN 48 did not have a material impact on the Company’s financial position or results of operations upon adoption.

In March 2006, the FASB issued SFAS No. 156, Accounting for Servicing of Financial Assets (SFAS 156). SFAS 156 amends SFAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities (SFAS 140). SFAS 156 requires that all separately recognized servicing assets and servicing liabilities be initially measured at fair value, if practicable. SFAS 156 permits, but does not require, the subsequent measurement of separately recognized servicing assets and servicing liabilities at fair value. An entity that uses derivative instruments to mitigate the risks inherent in servicing assets and servicing liabilities is required to account for those derivative instruments at fair value. Under SFAS 156, an entity can elect subsequent fair value measurement to account for its separately recognized servicing assets and servicing liabilities. By electing that option, an entity may simplify its accounting because SFAS 156 permits income statement recognition of the potential offsetting changes in fair value of those servicing assets and servicing liabilities and derivative instruments in the same accounting period. SFAS 156 is effective for fiscal years beginning after September 15, 2006. The Company adopted SFAS 156 effective January 1, 2007. SFAS 156 did not have a material impact on the Company’s financial position or results of operations upon adoption.

NATIONWIDE LIFE INSURANCE COMPANY AND SUBSIDIARIES

(a wholly-owned subsidiary of Nationwide Financial Services, Inc.)

Notes to Condensed Consolidated Financial Statements (Unaudited), Continued

March 31, 2007 and 2006

In February 2006, the FASB issued SFAS No. 155, Accounting for Certain Hybrid Financial Instruments (SFAS 155). SFAS 155 amends SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities (SFAS 133), and SFAS 140. SFAS 155 also resolves issues addressed in SFAS 133 Implementation Issue No. D1, Application of Statement 133 to Beneficial Interests in Securitized Financial Assets. In summary, SFAS 155: (1) permits an entity to make an irrevocable election to measure any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation at fair value in its entirety, with changes in fair value recognized in earnings; (2) clarifies which interest-only strips and principal-only strips are not subject to the requirements of SFAS 133; (3) establishes a requirement to evaluate interests in securitized financial assets to identify interests that are freestanding derivatives or that are hybrid financial instruments that contain an embedded derivative requiring bifurcation; (4) clarifies that concentrations of credit risk in the form of subordination are not embedded derivatives; and (5) amends SFAS 140 to eliminate the prohibition on a qualifying special purpose entity from holding a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument. SFAS 155 is effective for all financial instruments acquired or issued after the beginning of an entity’s first fiscal year that begins after September 15, 2006. Provisions of SFAS 155 may be applied to instruments that an entity holds at the date of adoption on an instrument-by-instrument basis. The Company adopted SFAS 155 effective January 1, 2006. On the date of adoption, there was no impact to the Company’s financial position or results of operations.

In September 2005, the Accounting Standards Executive Committee of the American Institute of Certified Public Accountants (AICPA) issued Statement of Position (SOP) 05-1, Accounting by Insurance Enterprises for Deferred Acquisition Costs in Connection with Modifications or Exchanges of Insurance Contracts (SOP 05-1). SOP 05-1 provides guidance on accounting by insurance enterprises for deferred acquisition costs on internal replacements of insurance and investment contracts other than those specifically described in SFAS No. 97, Accounting and Reporting by Insurance Enterprises for Certain Long-Duration Contracts and for Realized Gains and Losses from the Sale of Investments, issued by the FASB. SOP 05-1 defines an internal replacement as a modification in product benefits, features, rights or coverages that occurs as a result of the exchange of a contract for a new contract, or by amendment, endorsement or rider to a contract, or by the election of a new feature or coverage within a contract. SOP 05-1 is effective for internal replacements occurring in fiscal years beginning after December 15, 2006. Retrospective application of SOP 05-1 to previously issued financial statements is not permitted. Initial application of SOP 05-1 is required as of the beginning of an entity’s fiscal year. The Company adopted SOP 05-1 effective January 1, 2007, which resulted in a $6.0 million charge, net of taxes, as the cumulative effect of adoption of this accounting principle.

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

NATIONWIDE LIFE INSURANCE COMPANY AND SUBSIDIARIES

(a wholly-owned subsidiary of Nationwide Financial Services, Inc.)

Notes to Condensed Consolidated Financial Statements (Unaudited), Continued

March 31, 2007 and 2006

(4)	Shareholder’s Equity

Comprehensive Income

The Company’s comprehensive income includes net income and certain items that are reported directly within separate components of shareholder’s equity that are not recorded in net income (other comprehensive income or loss).

The following table summarizes the Company’s other comprehensive income (loss), before and after federal income tax benefit, for the periods indicated:

	Three months ended March 31,
(in millions)	2007	2006
Net unrealized gains (losses) on securities available-for-sale arising during the period:
Net unrealized gains (losses) before adjustments	$78.4	$(409.7)
Net adjustment to deferred policy acquisition costs	(34.3)	94.5
Net adjustment to future policy benefits and claims	3.3	42.1
Related federal income tax benefit	(16.7)	95.6

Net unrealized gains (losses)	30.7	(177.5)

Reclassification adjustment for net realized losses on securities available-for-sale realized during the period:
Net unrealized losses	13.9	5.1
Related federal income tax benefit	(4.9)	(1.8)

Net reclassification adjustment	9.0	3.3

Other comprehensive gain (loss) on securities available-for-sale	39.7	(174.2)

Accumulated net holding gains on cash flow hedges:
Unrealized holding gains	4.5	13.1
Related federal income tax expense	(1.6)	(4.6)

Other comprehensive income on cash flow hedges	2.9	8.5

Total other comprehensive income (loss)	$42.6	$(165.7)

Adjustments for net realized gains and losses on the ineffective portion of cash flow hedges were immaterial during the three months ended March 31, 2007 and 2006.

NATIONWIDE LIFE INSURANCE COMPANY AND SUBSIDIARIES

(a wholly-owned subsidiary of Nationwide Financial Services, Inc.)

Notes to Condensed Consolidated Financial Statements (Unaudited), Continued

March 31, 2007 and 2006

(5)	Contingencies

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

In addition, state and federal regulators have commenced investigations or other proceedings relating to compensation and bidding arrangements and possible anti-competitive activities between insurance producers and brokers and issuers of insurance products, and unsuitable sales and replacements by producers on behalf of the issuer. Also under investigation are compensation and revenue sharing arrangements between the issuers of variable insurance contracts and mutual funds or their affiliates, the use of side agreements and finite reinsurance agreements, funding agreements issued to back medium-term note (MTN) programs, recordkeeping and retention compliance by broker/dealers, and supervision of former registered representatives. Related investigations and proceedings may be commenced in the future. The Company and/or its affiliates have been contacted by or received subpoenas from state and federal regulatory agencies, state securities law regulators and state attorneys general for information relating to certain of these investigations, including those relating to compensation, revenue sharing and bidding arrangements, anti-competitive activities, unsuitable sales or replacement practices, the use of side agreements and finite reinsurance agreements, and funding agreements backing the NLIC MTN program. The Company is cooperating with regulators in connection with these inquiries and will cooperate with Nationwide Mutual Insurance Company (NMIC) in responding to these inquiries to the extent that any inquiries encompass NMIC’s operations.

NATIONWIDE LIFE INSURANCE COMPANY AND SUBSIDIARIES

(a wholly-owned subsidiary of Nationwide Financial Services, Inc.)

Notes to Condensed Consolidated Financial Statements (Unaudited), Continued

March 31, 2007 and 2006

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

On November 15, 2006, Nationwide Financial Services, Inc. (NFS), NLIC and Nationwide Retirement Solutions, Inc. (NRS) were named in a lawsuit filed in the United States District Court for the Southern District of Ohio entitled Kevin Beary, Sheriff of Orange County, Florida, In His Official Capacity, Individually and On Behalf of All Others Similarly Situated v. Nationwide Life Insurance Co., Nationwide Retirement Solutions, Inc. and Nationwide Financial Services, Inc. The plaintiff seeks to represent a class of all sponsors of 457(b) deferred compensation plans in the United States that had variable annuity contracts with the defendants at any time during the class period, or in the alternative, all sponsors of 457(b) deferred compensation plans in Florida that had variable annuity contracts with the defendants during the class period. The class period is from January 1, 1996 until the class notice is provided. The plaintiff alleges that the defendants breached their fiduciary duties by arranging for and retaining service payments from certain mutual funds. The complaint seeks an accounting, a declaratory judgment, a permanent injunction and disgorgement or restitution of the service fee payments allegedly received by the defendants, including interest. On January 25, 2007, NFS, NLIC and NRS filed a motion to dismiss. On March 3, 2007, the plaintiffs filed their memorandum in opposition to the motion to dismiss that was filed by NFS, NLIC and NRS. On March 23, 2007, NFS, NLIC and NRS filed their response. NFS, NLIC and NRS intend to defend this lawsuit vigorously.

On February 11, 2005, NLIC was named in a class action lawsuit filed in Common Pleas Court, Franklin County, Ohio entitled Michael Carr v. Nationwide Life Insurance Company. The complaint seeks recovery for breach of contract, fraud by omission, violation of the Ohio Deceptive Trade Practices Act and unjust enrichment. The complaint also seeks unspecified compensatory damages, disgorgement of all amounts in excess of the guaranteed maximum premium and attorneys’ fees. On February 2, 2006, the court granted the plaintiff’s motion for class certification on the breach of contract and unjust enrichment claims. The court certified a class consisting of all residents of the United States and the Virgin Islands who, during the class period, paid premiums on a modal basis to NLIC for term life insurance policies issued by NLIC during the class period that provide for guaranteed maximum premiums, excluding certain specified products. Excluded from the class are NLIC; any parent, subsidiary or affiliate of NLIC; all employees, officers and directors of NLIC; and any justice, judge or magistrate judge of the State of Ohio who may hear the case. The class period is from February 10, 1990 through February 2, 2006, the date the class was certified. On January 26, 2007, the plaintiff filed a motion for summary judgment. On April 30, 2007, NLIC filed a motion for summary judgment. NLIC continues to defend this lawsuit vigorously.

NATIONWIDE LIFE INSURANCE COMPANY AND SUBSIDIARIES

(a wholly-owned subsidiary of Nationwide Financial Services, Inc.)

Notes to Condensed Consolidated Financial Statements (Unaudited), Continued

March 31, 2007 and 2006

On April 13, 2004, NLIC was named in a class action lawsuit filed in Circuit Court, Third Judicial Circuit, Madison County, Illinois, entitled Woodbury v. Nationwide Life Insurance Company. NLIC removed this case to the United States District Court for the Southern District of Illinois on June 1, 2004. On December 27, 2004, the case was transferred to the United States District Court for the District of Maryland and included in the multi-district proceeding entitled In Re Mutual Funds Investment Litigation. In response, on May 13, 2005, the plaintiff filed the first amended complaint purporting to represent, with certain exceptions, a class of all persons who held (through their ownership of an NLIC annuity or insurance product) units of any NLIC sub-account invested in mutual funds that included foreign securities in their portfolios and that experienced market timing or stale price trading activity. The first amended complaint purports to disclaim, with respect to market timing or stale price trading in NLIC’s annuities sub-accounts, any allegation based on NLIC’s untrue statement, failure to disclose any material fact, or usage of any manipulative or deceptive device or contrivance in connection with any class member’s purchases or sales of NLIC annuities or units in annuities sub-accounts. The plaintiff claims, in the alternative, that if NLIC is found with respect to market timing or stale price trading in its annuities sub-accounts, to have made any untrue statement, to have failed to disclose any material fact or to have used or employed any manipulative or deceptive device or contrivance, then the plaintiff purports to represent a class, with certain exceptions, of all persons who, prior to NLIC’s untrue statement, omission of material fact, use or employment of any manipulative or deceptive device or contrivance, held (through their ownership of an NLIC annuity or insurance product) units of any NLIC sub-account invested in mutual funds that included foreign securities in their portfolios and that experienced market timing activity. The first amended complaint alleges common law negligence and seeks to recover damages not to exceed $75,000 per plaintiff or class member, including all compensatory damages and costs. On June 1, 2006, the District Court granted NLIC’s motion to dismiss the plaintiff’s complaint. On June 30, 2006, the plaintiff filed a notice with the Fourth Circuit Court of Appeals of its intent to appeal the District Court’s decision. This case has been fully briefed. NLIC continues to defend this lawsuit vigorously.

On January 21, 2004, NLIC, Nationwide Life Insurance Company of America, Nationwide Life and Annuity Insurance Company, NFS and Nationwide Financial Corporation (collectively referred to as the Companies) were named in a lawsuit filed in the United States District Court for the Northern District of Mississippi entitled United Investors Life Insurance Company v. Nationwide Life Insurance Company and/or Nationwide Life Insurance Company of America and/or Nationwide Life and Annuity Insurance Company and/or Nationwide Life and Annuity Company of America and/or Nationwide Financial Services, Inc. and/or Nationwide Financial Corporation, and John Does A-Z. In its complaint, the plaintiff alleges that the Companies and/or their affiliated life insurance companies caused the replacement of variable insurance policies and other financial products issued by United Investors with policies issued by the Companies. The plaintiff raises claims for (1) violations of the Federal Lanham Act, and common law unfair competition and defamation; (2) tortious interference with the plaintiff’s contractual relationship with Waddell & Reed, Inc. and/or its affiliates, Waddell & Reed Financial, Inc., Waddell & Reed Financial Services, Inc. and W&R Insurance Agency, Inc., or with the plaintiff’s contractual relationships with its variable policyholders; (3) civil conspiracy; and (4) breach of fiduciary duty. The complaint seeks compensatory damages, punitive damages, pre- and post-judgment interest, a full accounting, a constructive trust and costs and disbursements, including attorneys’ fees. On December 30, 2005, the Companies filed a motion for summary judgment. On June 15, 2006, the District Court granted the Companies’ motion for summary judgment on all grounds and dismissed the plaintiff’s entire case with prejudice. The plaintiff appealed the District Court’s decision to the Fifth Circuit Court of Appeals. The appeal has been fully briefed, and the court heard oral argument on May 3, 2007. The Companies continue to defend this lawsuit vigorously.

NATIONWIDE LIFE INSURANCE COMPANY AND SUBSIDIARIES

(a wholly-owned subsidiary of Nationwide Financial Services, Inc.)

Notes to Condensed Consolidated Financial Statements (Unaudited), Continued

March 31, 2007 and 2006

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

(6)	Guarantees

Since 2001, the Company has sold $627.0 million of credit enhanced equity interests in Low-Income-Housing Tax Credit Funds (Tax Credit Funds) to unrelated third parties. The Company has guaranteed cumulative after-tax yields to the third party investors ranging from 3.75% to 5.25% over periods ending between 2002 and 2022. As of March 31, 2007, the Company held guarantee reserves totaling $6.3 million on these transactions. These guarantees are in effect for periods of approximately 15 years each. The Tax Credit Funds provide a stream of tax benefits to the investors that will generate a yield and return of capital. If the tax benefits are not sufficient to provide these cumulative after-tax yields, then the Company must fund any shortfall, which is mitigated by stabilization collateral set aside by the Company at the inception of the transactions. The maximum amount of undiscounted future payments that the Company could be required to pay the investors under the terms of the guarantees is $1.36 billion. The Company does not anticipate making any material payments related to these guarantees.

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

NATIONWIDE LIFE INSURANCE COMPANY AND SUBSIDIARIES

(a wholly-owned subsidiary of Nationwide Financial Services, Inc.)

Notes to Condensed Consolidated Financial Statements (Unaudited), Continued

March 31, 2007 and 2006

(7)	Variable Interest Entities

As of March 31, 2007 and December 31, 2006, the Company had relationships with 18 variable interest entities (VIEs), each of which the Company was the primary beneficiary. Each VIE is a conduit that assists the Company in structured products transactions involving the sale of Tax Credit Funds to third party investors for which the Company provides guaranteed returns (see Note 6). The results of operations and financial position of these VIEs are included along with corresponding minority interest liabilities in the accompanying condensed consolidated financial statements.

VIE net assets were $456.5 million and $445.5 million as of March 31, 2007 and December 31, 2006, respectively. The following table summarizes the components of net assets as the dates indicated:

(in millions)	March 31, 2007	December 31, 2006
Other long-term investments	$438.3	$432.5
Short-term investments	38.8	33.7
Other assets	38.0	37.8
Other liabilities	(58.6)	(58.5)

The Company’s total loss exposure from VIEs of which the Company is the primary beneficiary was immaterial as of March 31, 2007 and December 31, 2006 (except for the impact of guarantees disclosed in Note 6).

In addition to the VIEs described above, the Company holds variable interests, in the form of limited partnerships or similar investments, in Tax Credit Funds of which the Company is not the primary beneficiary. These investments have been held by the Company for periods of 1 to 10 years and allow the Company to utilize certain tax credits and realize other tax benefits from affordable housing projects. The Company also has certain investments in other securitization transactions that qualify as VIEs, but of which the Company is not the primary beneficiary. The total exposure to loss on these VIEs was $118.4 million and $118.9 million as of March 31, 2007 and December 31, 2006, respectively.

NATIONWIDE LIFE INSURANCE COMPANY AND SUBSIDIARIES

(a wholly-owned subsidiary of Nationwide Financial Services, Inc.)

Notes to Condensed Consolidated Financial Statements (Unaudited), Continued

March 31, 2007 and 2006

(8)	Segment Information

Management views the Company’s business primarily based on its underlying products and uses this basis to define its four reportable segments: Individual Investments, Retirement Plans, Individual Protection, and Corporate and Other.

The primary segment profitability measure that management uses is pre-tax operating earnings, which is calculated by adjusting income from continuing operations before federal income taxes to exclude (1) net realized gains and losses on investments, hedging instruments and hedged items, except for periodic net coupon settlements on non-qualifying derivatives and net realized gains and losses related to securitizations and (2) the adjustment to amortization of deferred policy acquisition costs (DAC) related to net realized gains and losses.

Individual Investments

The Individual Investments segment consists of individual The BEST of AMERICA® and private label deferred variable annuity products, deferred fixed annuity products, income products and investment advisory services. Individual deferred annuity contracts provide the customer with tax-deferred accumulation of savings and flexible payout options including lump sum, systematic withdrawal or a stream of payments for life. In addition, individual variable annuity contracts provide the customer with access to a wide range of investment options and asset protection features, while individual fixed annuity contracts generate a return for the customer at a specified interest rate fixed for prescribed periods.

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

NATIONWIDE LIFE INSURANCE COMPANY AND SUBSIDIARIES

(a wholly-owned subsidiary of Nationwide Financial Services, Inc.)

Notes to Condensed Consolidated Financial Statements (Unaudited), Continued

March 31, 2007 and 2006

The following tables summarize the Company’s business segment operating results for the periods indicated:

	Three months ended March 31, 2007
(in millions)	Individual Investments	Retirement Plans	Individual Protection	Corporate and Other	Total
Revenues:
Policy charges	$155.2	$34.1	$101.4	$—	$290.7
Traditional life insurance and immediate annuity premiums	33.6	—	39.4	—	73.0
Net investment income	164.5	161.2	84.0	104.6	514.3
Net realized losses on investments, hedging instruments and hedged items[1]	—	—	—	(13.4)	(13.4)
Other income	0.8	—	—	1.5	2.3

Total revenues	354.1	195.3	224.8	92.7	866.9

Benefits and expenses:
Interest credited to policyholder account values	111.6	108.6	44.1	58.2	322.5
Life insurance and annuity benefits	46.6	—	56.7	—	103.3
Policyholder dividends on participating policies	—	—	5.9	—	5.9
Amortization of DAC	99.5	9.6	23.1	(2.5)	129.7
Interest expense on debt	—	—	—	15.1	15.1
Other operating expenses	45.6	46.6	33.6	0.2	126.0

Total benefits and expenses	303.3	164.8	163.4	71.0	702.5

Income from continuing operations before federal income tax expense	50.8	30.5	61.4	21.7	$164.4

Net realized losses on investments, hedging instruments and hedged items[1]	—	—	—	13.4
Adjustment to amortization related to net realized gains and losses	—	—	—	(2.5)

Pre-tax operating earnings	$50.8	$30.5	$61.4	$32.6

[1]	Excluding periodic net coupon settlements on non-qualifying derivatives and net realized gains and losses related to securitizations.

NATIONWIDE LIFE INSURANCE COMPANY AND SUBSIDIARIES

(a wholly-owned subsidiary of Nationwide Financial Services, Inc.)

Notes to Condensed Consolidated Financial Statements (Unaudited), Continued

March 31, 2007 and 2006

	Three months ended March 31, 2006
(in millions)	Individual Investments	Retirement Plans	Individual Protection	Corporate and Other	Total
Revenues:
Policy charges	$141.9	$35.7	$97.7	$—	$275.3
Traditional life insurance and immediate annuity premiums	31.5	—	45.5	—	77.0
Net investment income	194.8	159.8	80.9	81.5	517.0
Net realized losses on investments, hedging instruments and hedged items[1]	—	—	—	(7.2)	(7.2)
Other income	0.4	—	—	1.0	1.4

Total revenues	368.6	195.5	224.1	75.3	863.5

Benefits and expenses:
Interest credited to policyholder account values	130.3	110.6	43.4	45.6	329.9
Life insurance and annuity benefits	40.5	—	63.6	—	104.1
Policyholder dividends on participating policies	—	—	7.6	—	7.6
Amortization of DAC	97.6	10.0	14.1	(5.1)	116.6
Interest expense on debt	—	—	—	16.6	16.6
Other operating expenses	46.6	43.8	41.0	2.1	133.5

Total benefits and expenses	315.0	164.4	169.7	59.2	708.3

Income from continuing operations before federal income tax expense	53.6	31.1	54.4	16.1	$155.2

Net realized losses on investments, hedging instruments and hedged items[1]	—	—	—	7.2
Adjustment to amortization related to net realized gains and losses	—	—	—	(5.1)

Pre-tax operating earnings	$53.6	$31.1	$54.4	$18.2

[1]	Excluding periodic net coupon settlements on non-qualifying derivatives and net realized gains and losses related to securitizations.

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

(i)

the potential impact on the Company’s reported net income and related disclosures that could result from the adoption of certain accounting and/or financial reporting standards issued by the Financial Accounting Standards Board, the United States Securities and Exchange Commission or other standard-setting bodies;

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

(x)	general economic and business conditions that are less favorable than expected;

(xi)	competitive, regulatory or tax changes that affect the cost of, or demand for, the Company’s products;

(xii)	unanticipated changes in industry trends and ratings assigned by nationally recognized rating organizations;

(xiii)	settlement of tax liabilities for amounts that differ significantly from those recorded on the balance sheets;

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

The Company is a leading provider of long-term savings and retirement products in the United States of America (U.S.). The Company develops and sells a diverse range of products including individual annuities, private and public sector group retirement plans, other investment products sold to institutions, life insurance and investment advisory services.

The Company sells its products through a diverse distribution network. Unaffiliated entities that sell the Company’s products to their own customer bases include independent broker/dealers, financial institutions, wirehouse and regional firms, pension plan administrators, and life insurance specialists. Representatives of affiliates that market products directly to a customer base include Nationwide Retirement Solutions, Inc. (NRS); Nationwide Financial Network (NFN) producers; and Mullin TBG Insurance Agency Services, LLC (Mullin TBG), a joint venture between NFS’ majority-owned subsidiary, TBG Insurance Services Corporation d/b/a TBG Financial, and MC Insurance Agency Services, LLC d/b/a Mullin Consulting. The Company also distributes products through the agency distribution force of its ultimate majority parent company, NMIC.

Business Segments

See Part 1 – Financial Information, Item 1 – Condensed Consolidated Financial Statements, Note 8 – Segment Information for a discussion of reportable segments, including the components of each segment.

The following table summarizes pre-tax operating earnings by segment for the periods indicated:

	Three months ended March 31
(in millions)	2007	2006	Change
Individual Investments	$50.8	$53.6	(5)%
Retirement Plans	30.5	31.1	(2)%
Individual Protection	61.4	54.4	13%
Corporate and Other	32.6	18.2	79%

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

Management makes decisions concerning the sale of invested assets based on a variety of market, business, tax and other factors. All realized gains and losses generated by these sales, charges related to other-than-temporary impairments of available-for-sale securities and other investments, and changes in valuation allowances on mortgage loans on real estate are reported in realized gains and losses on investments, hedging instruments and hedged items. Also included are changes in the fair values of derivatives qualifying as fair value hedges and the related changes in the fair values of hedged items; the ineffective, or excluded, portion of cash flow hedges; changes in the fair values of derivatives that do not qualify for hedge accounting treatment (non-qualifying derivatives); and periodic net coupon settlements on non-qualifying derivatives.

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

In particular, the Company’s profitability is driven by fee income on separate account products, general and separate account asset levels, and management’s ability to manage interest spread income. While asset fees are largely at guaranteed annual rates, amounts earned vary directly with the underlying performance of the separate accounts. Interest spread income is comprised of net investment income, excluding any applicable allocated charges for invested capital, less interest credited to policyholder account values. Interest spread income can vary depending on crediting rates offered by the Company; performance of the investment portfolio, including the rate of prepayments; changes in market interest rates and the level of invested assets; the competitive environment; and other factors.

In addition, life insurance profits are significantly impacted by mortality, morbidity and persistency experience.

Cumulative Effect of Adoption of Accounting Principle

In September 2005, the Accounting Standards Executive Committee of the American Institute of Certified Public Accountants issued Statement of Position (SOP) 05-1, Accounting by Insurance Enterprises for Deferred Acquisition Costs in Connection with Modifications or Exchanges of Insurance Contracts (SOP 05-1). The Company adopted SOP 05-1 effective January 1, 2007, which resulted in a $6.0 million charge, net of taxes, as the cumulative effect of adoption of this accounting principle. See Part 1 – Financial Information, Item 1 – Condensed Consolidated Financial Statements, Note 3 – Recently Issued Accounting Standards for a complete description of SOP 05-1.

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

Note 2 to the audited consolidated financial statements included in the Company’s 2006 Annual Report on Form 10-K provides a summary of significant accounting policies. See Part 1 – Financial Information, Item 1 – Condensed Consolidated Financial Statements, Note 3 – Recently Issued Accounting Standards for a discussion of recently issued accounting standards. The Company’s critical accounting policies have not changed materially from those disclosed in the Company’s 2006 Annual Report on Form 10-K.

Results of Operations

First Quarter – 2007 Compared to 2006

The following table summarizes the Company’s consolidated results of operations for the periods indicated:

	Three months ended March 31,
(in millions)	2007	2006	Change
Revenues:
Policy charges:
Asset fees	$176.4	$162.1	9%
Cost of insurance charges	74.0	69.6	6%
Administrative fees	24.3	24.2	—
Surrender fees	16.0	19.4	(18)%

Total policy charges	290.7	275.3	6%

Traditional life insurance and immediate annuity premiums	73.0	77.0	(5)%
Net investment income	514.3	517.0	(1)%
Net realized losses on investments, hedging instruments and hedged items	(11.1)	(6.6)	NM
Other income	—	0.8	(100)%

Total revenues	866.9	863.5	—

Benefits and expenses:
Interest credited to policyholder account values	322.5	329.9	(2)%
Life insurance and annuity benefits	103.3	104.1	(1)%
Policyholder dividends on participating policies	5.9	7.6	(22)%
Amortization of DAC	129.7	116.6	11%
Interest expense, primarily with NFS	15.1	16.6	(9)%
Other operating expenses	126.0	133.5	(6)%

Total benefits and expenses	702.5	708.3	(1)%

Income from continuing operations before federal income tax expense	164.4	155.2	6%
Federal income tax expense	32.8	31.0	6%

Income from continuing operations	131.6	124.2	6%
Cumulative effect of adoption of accounting principle, net of taxes	(6.0)	—	NM

Net income	$125.6	$124.2	1%

The increase in net income primarily was driven by higher asset fees and lower other operating expenses, partially offset by higher amortization of DAC and net realized losses on investments, hedging instruments and hedged items.

Asset fees increased primarily due to higher average separate account values driven by favorable market performance in the Individual Investments segment.

The decline in other operating expenses occurred primarily within the Individual Protection segment due to lower agency group commissions.

Amortization of DAC increased primarily due to universal life true-ups and higher actual gross profits for the variable universal life business within the Individual Protection segment.

Net realized losses on investments, hedging instruments and hedged items increased primarily due to higher impairment charges, partially offset by higher gross realized gains on sales. During the first quarter of 2007, the Company recognized a $10.6 million impairment on an investment vehicle that holds the rights to certain motion pictures created and/or distributed by a major entertainment company.

The effective tax rate was unchanged at 20.0% in the first quarter of 2007 and 2006.

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

Sales, as reported by the Company, are stated net of internal replacements, which management believes provides a more meaningful disclosure of production in a given period. In addition, the Company’s definition of sales excludes funding agreements issued under the Company’s MTN program; asset transfers associated with large case bank-owned life insurance and large case retirement plan acquisitions; and deposits into Nationwide employee and agent benefit plans. Although these products contribute to asset and earnings growth, their production flows potentially can mask trends in the underlying business and thus do not provide meaningful comparisons and analyses.

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

The Company also markets group deferred compensation retirement plans to employees of state and local governments for use under IRC Section 457. The Company utilizes its endorsement by the National Association of Counties, The United States Conference of Mayors and The International Association of Fire Fighters when marketing IRC Section 457 products.

First Quarter – 2007 Compared to 2006

The following table summarizes sales by product and segment for the periods indicated:

	Three months ended March 31,
(in millions)	2007	2006	Change
Individual Investments
Individual variable annuities:
The BEST of AMERICA products	$1,166.9	$912.5	28%
Private label annuities	73.2	73.0	—

Total individual variable annuities	1,240.1	985.5	26%
Individual fixed annuities	36.8	39.0	(6)%
Income products	55.5	57.0	(3)%
Advisory services program	36.8	62.6	(41)%

Total Individual Investments	1,369.2	1,144.1	20%

Retirement Plans
Private sector:
Group products	339.5	363.6	(7)%
Public sector:
IRC Section 457 annuities	389.7	407.3	(4)%

Total Retirement Plans	729.2	770.9	(5)%

Individual Protection
Corporate-owned life insurance	203.2	282.2	(28)%
The BEST of AMERICA variable life series	108.7	110.1	(1)%
Traditional/universal life insurance	84.7	80.1	6%

Total Individual Protection	396.6	472.4	(16)%

Total sales	$2,495.0	$2,387.4	5%

See Part I – Financial Information, Item 2 – Management’s Narrative Analysis of the Results of Operations (MD&A) – Business Segments for an analysis of sales by product and segment.

The following table summarizes sales by distribution channel for the periods indicated:

	Three months ended March 31,
(in millions)	2007	2006	Change
Non-affiliated:
Independent broker/dealers	$715.4	$675.2	6%
Financial institutions	452.3	375.6	20%
Wirehouse and regional firms	422.0	322.8	31%
Life insurance specialists	88.3	172.6	(49)%
Pension plan administrators	84.5	81.1	4%

Total non-affiliated sales	1,762.5	1,627.3	8%

Affiliated:
NRS	396.0	411.4	(4)%
Nationwide agents	171.4	178.6	(4)%
Mullin TBG	115.0	110.4	4%
NFN producers	50.1	59.7	(16)%

Total affiliated sales	732.5	760.1	(4)%

Total sales	$2,495.0	$2,387.4	5%

The increase in total sales primarily was driven by higher individual variable annuity sales in the Individual Investments segment, led by the strong performance of the Lifetime Income (L.INC) product rider introduced in 2006, partially offset by lower COLI sales in the Individual Protection segment and lower sales in the Retirement Plans segment from the continued movement of pension business to the NFS trust platform.

Higher sales in the wirehouse and regional firms, financial institutions and independent broker/dealers channels primarily were driven by variable annuity products, specifically products offering the L.INC rider mentioned above.

Sales decreased through the life insurance specialists channel due to the addition of two large COLI cases during the prior year quarter. However, quarterly sales fluctuations are normal and expected for corporate products.

Business Segments

Individual Investments

First Quarter – 2007 Compared to 2006

The following table summarizes selected financial data for the Company’s Individual Investments segment for the periods indicated:

	Three months ended March 31,
(dollars in millions)	2007	2006	Change
Statements of Income Data
Revenues:
Policy charges:
Asset fees	$136.7	$122.5	12%
Administrative fees	6.2	4.5	38%
Surrender fees	12.3	14.9	(17)%

Total policy charges	155.2	141.9	9%
Premiums on income products	33.6	31.5	7%
Net investment income	164.5	194.8	(16)%
Other income	0.8	0.4	100%

Total revenues	354.1	368.6	(4)%

Benefits and expenses:
Interest credited to policyholder account values	111.6	130.3	(14)%
Anuuity benefits and claims	46.6	40.5	15%
Amortization of DAC	99.5	97.6	2%
Other operating expenses	45.6	46.6	(2)%

Total benefits and expenses	303.3	315.0	(4)%

Pre-tax operating earnings	$50.8	$53.6	(5)%

Other Data
Sales:
Individual variable annuities	$1,240.1	$985.5	26%
Individual fixed annuities	36.8	39.0	(6)%
Income products	55.5	57.0	(3)%
Advisory services program	36.8	62.6	(41)%

Total sales	$1,369.2	$1,144.1	20%

Average account values:
General account	$11,987.3	$13,996.8	(14)%
Separate account	39,387.0	36,085.6	9%
Advisory services program	607.0	443.3	37%

Total average account values	$51,981.3	$50,525.7	3%

Account values as of period end:
Individual variable annuities	$43,862.3	$41,631.0	5%
Individual fixed annuities	5,553.3	7,072.0	(21)%
Income products	2,003.9	1,906.1	5%
Advisory services program	616.8	475.0	30%

Total account values	$52,036.3	$51,084.1	2%

Interest spread margin:
Net investment income	5.73%	5.75%
Interest credited	3.73%	3.72%

Interest spread on average general account values	2.00%	2.03%

Pre-tax operating earnings to average account values	0.39%	0.42%

The decrease in pre-tax operating earnings primarily was due to lower interest spread income and an increase in annuity benefits and claims. Higher asset fees partially offset the overall decrease.

Interest spread income declined primarily due to lower general account assets caused by fixed annuity outflows, which accounted for $10.0 million of the $11.6 million total decline. In addition, interest spread margins tightened during the first quarter of 2007 to 200 basis points compared to 203 basis points in the same quarter a year ago. However, the current quarter included 16 basis points, or $4.8 million, of income from mortgage loan prepayments and bond call premiums compared to 12 basis points, or $4.0 million, in the same quarter a year ago. For full year 2007, the Company expects interest spread margins to tighten compared to 2006 and projects full year margins of 185 to 190 basis points, including a nominal level of prepayment activity.

Higher annuity benefits and claims were driven by increased guaranteed benefit expenses related to growth in business with living benefit features.

Asset fees, which are calculated daily and charged as a percentage of separate account values, increased primarily due to higher average separate account values driven by favorable market performance. This factor contributed $11.5 million of the increase. Additionally, the average variable asset fee rate increased to 1.39% from 1.36% in the prior year.

Higher sales in the individual variable annuity business were driven by the L.INC product rider and a more targeted sales process. Sales of products with the L.INC rider accounted for $329.6 million of the increase in sales compared to the same period a year ago.

The following table summarizes selected information about the Company’s deferred individual fixed annuities, including the fixed option of variable annuities, as of March 31, 2007:

	Ratchet		Reset		Market value adjustment (MVA) and other		Total
(dollars in millions)	Account value	Weighted average crediting rate	Account value	Weighted average crediting rate	Account value	Weighted average crediting rate	Account value	Weighted average crediting rate
Minimum interest rate of 3.50% or greater	$—	N/A	$705.7	3.60%	$—	N/A	$705.7	3.60%
Minimum interest rate of 3.00% to 3.49%	1,937.9	4.53%	4,311.2	3.10%	—	N/A	6,249.1	3.54%
Minimum interest rate lower than 3.00%	845.3	3.33%	397.3	3.51%	44.7	3.94%	1,287.3	3.41%
MVA with no minimum interest rate guarantee	—	N/A	—	N/A	1,620.6	2.87%	1,620.6	2.87%

Total deferred individual fixed annuities	$2,783.2	4.17%	$5,414.2	3.19%	$1,665.3	2.90%	$9,862.7	3.42%

Retirement Plans

First Quarter – 2007 Compared to 2006

The following table summarizes selected financial data for the Company’s Retirement Plans segment for the periods indicated:

	Three months ended March 31,
(dollars in millions)	2007	2006	Change
Statements of Income Data
Revenues:
Policy charges:
Asset fees	$30.5	$31.8	(4)%
Administrative fees	2.6	2.5	4%
Surrender fees	1.0	1.4	(29)%

Total policy charges	34.1	35.7	(4)%
Net investment income	161.2	159.8	1%

Total revenues	195.3	195.5	—

Benefits and expenses:
Interest credited to policyholder account values	108.6	110.6	(2)%
Amortization of DAC	9.6	10.0	(4)%
Other operating expenses	46.6	43.8	6%

Total benefits and expenses	164.8	164.4	—

Pre-tax operating earnings	$30.5	$31.1	(2)%

Other Data
Sales:
Private sector	$339.5	$363.6	(7)%
Public sector	389.7	407.3	(4)%

Total sales	$729.2	$770.9	(5)%

Average account values:
General account	$10,877.7	$10,889.2	—
Separate account	17,595.1	18,303.3	(4)%

Total average account values	$28,472.8	$29,192.5	(2)%

Account values as of period end:
Private sector	$12,112.9	$12,545.8	(3)%
Public sector	16,310.2	16,148.1	1%

Total account values	$28,423.1	$28,693.9	(1)%

Interest spread margin:
Net investment income	5.92%	5.87%
Interest credited	3.99%	4.06%

Interest spread on average general account values	1.93%	1.81%

Pre-tax operating earnings to average account values	0.43%	0.43%

The slight decrease in pre-tax operating earnings primarily was driven by higher other operating expenses and lower asset fees, partially offset by higher interest spread income.

Other operating expenses increased primarily due to higher software amortization expense of $2.1 million.

Asset fees decreased due to the continued reduction in variable annuity assets from the movement of pension business to the NFS trust platform.

Interest spread income increased primarily due to a lower average crediting rate. Interest spread margins increased during the first quarter of 2007 to 193 basis points compared to 181 basis points in the same quarter a year ago. Included in the current quarter were 11 basis points, or $3.0 million, of income from mortgage loan prepayments and bond call premiums compared to 8 basis points, or $2.3 million, in the same quarter a year ago. For full year 2007, the Company expects interest spread margins consistent with 2006 and projects full year margins of 180 to 185 basis points, including a nominal level of prepayment activity.

Overall sales continued to decline as a result of the movement of pension business to the NFS trust platform as noted above.

Individual Protection

First Quarter – 2007 Compared to 2006

The following table summarizes selected financial data for the Company’s Individual Protection segment for the periods indicated:

	Three months ended March 31,
(in millions)	2007	2006	Change
Statements of Income Data
Revenues:
Policy charges:
Asset fees	$9.2	$7.8	18%
Cost of insurance charges	74.0	69.6	6%
Administrative fees	15.5	17.2	(10)%
Surrender fees	2.7	3.1	(13)%

Total policy charges	101.4	97.7	4%
Traditional life insurance premiums	39.4	45.5	(13)%
Net investment income	84.0	80.9	4%

Total revenues	224.8	224.1	—

Benefits and expenses:
Interest credited to policyholder account values	44.1	43.4	2%
Life insurance benefits	56.7	63.6	(11)%
Policyholder dividends on participating policies	5.9	7.6	(22)%
Amortization of DAC	23.1	14.1	64%
Other operating expenses	33.6	41.0	(18)%

Total benefits and expenses	163.4	169.7	(4)%

Pre-tax operating earnings	$61.4	$54.4	13%

Other Data
Sales:
Corporate-owned life insurance	$203.2	$282.2	(28)%
The BEST of AMERICA variable life series	108.7	110.1	(1)%
Traditional/universal life insurance	84.7	80.1	6%

Total sales	$396.6	$472.4	(16)%

Policy reserves as of period end:
Individual investment life insurance	$3,740.0	$3,491.8	7%
Corporate investment life insurance	8,703.9	7,140.8	22%
Traditional life insurance	2,006.7	2,128.3	(6)%
Universal life insurance	1,136.9	1,082.5	5%

Total policy reserves	$15,587.5	$13,843.4	13%

Insurance in force as of period end:
Individual investment life insurance	$39,063.3	$37,871.7	3%
Corporate investment life insurance	24,869.6	23,964.0	4%
Traditional life insurance	18,629.4	19,796.2	(6)%
Universal life insurance	9,720.0	8,911.9	9%

Total insurance in force	$92,282.3	$90,543.8	2%

The increase in pre-tax operating earnings primarily was due to lower other operating expenses and life insurance benefits and higher cost of insurance charges. Higher amortization of DAC and lower life insurance premiums partially offset the overall increase.

The decrease in other operating expenses primarily resulted from lower agency group commissions of $3.6 million due to a reduced rate structure.

Lower life insurance benefits were driven by favorable mortality in the variable universal life business in 2007 compared to the prior year, partially offset by a $3.3 million waiver of premium reserve release in fixed life during the first quarter of 2006.

Cost of insurance charges increased due to increased business in force combined with the aging of the individual life business block. The aging of a block generally increases cost of insurance charges.

Higher amortization of DAC primarily was due to universal life true-ups which resulted in a $4.0 increase over the prior year. Higher actual gross profits for the variable universal life business accounted for the remainder of the increase.

Traditional life insurance premiums declined primarily due to a $3.7 million fixed life insurance premium refund in the prior year.

Sales decreased primarily due to the addition of two large COLI cases during the prior year quarter. However, quarterly sales fluctuations are normal and expected for corporate products.

Corporate and Other

First Quarter – 2007 Compared to 2006

The following table summarizes selected financial data for the Company’s Corporate and Other segment for the periods indicated:

	Three months ended March 31,
(in millions)	2007	2006	Change
Statements of Income Data
Operating revenues:
Net investment income	$104.6	$81.5	28%
Other income	1.5	1.0	50%

Total operating revenues	106.1	82.5	29%

Benefits and operating expenses:
Interest credited to policyholder account values	58.2	45.6	28%
Interest expense on debt	15.1	16.6	(9)%
Other operating expenses	0.2	2.1	(90)%

Total benefits and operating expenses	73.5	64.3	14%

Pre-tax operating earnings	32.6	18.2	79%
Net realized losses on investments, hedging instruments and hedged items[1]	(13.4)	(7.2)	NM
Adjustment to amortization related to net realized gains and losses	2.5	5.1	NM

Income from continuing operations before federal income taxes	$21.7	$16.1	35%

Other Data
Customer funds managed and administered:
Funding agreements backing medium-term notes	$4,347.9	$4,122.0	5%

[1]	Excluding periodic net coupon settlements on non-qualifying derivatives and net realized gains and losses related to securitizations.

Pre-tax operating earnings increased primarily due to higher interest spread income, as corporate assets increased and earned higher average returns driven by strong market performance.

Net realized losses on investments, hedging instruments and hedged items increased primarily due to higher impairment charges, partially offset by higher gross realized gains on sales. During the first quarter of 2007, the Company recognized a $10.6 million impairment on an investment vehicle that holds the rights to certain motion pictures created and/or distributed by a major entertainment company.

The following table summarizes net realized losses on investments, hedging instruments and hedged items from continuing operations by source for the periods indicated:

	Three months ended March 31,
(in millions)	2007	2006
Total realized gains on sales, net of hedging losses	$23.0	$10.8
Total realized losses on sales, net of hedging gains	(21.7)	(17.8)
Other-than-temporary and other investment impairments	(13.3)	(0.8)
Credit default swaps	(0.3)	(0.2)
Periodic net coupon settlements on non-qualifying derivatives	0.6	0.6
Other derivatives	0.6	0.8

Net realized losses on investments, hedging instruments and hedged items	$(11.1)	$(6.6)

The Company has a comprehensive portfolio monitoring process for fixed maturity and equity securities to identify and evaluate the necessity of recording impairment losses for other-than-temporary declines in the fair value of investments.

The following table summarizes for the three months ended March 31, 2007 the Company’s largest aggregate losses on sales and write-downs by issuer, the related circumstances giving rise to the losses and the circumstances that may have affected other material investments held:

	Fair value at sale (proceeds)	YTD loss on sale	YTD write-downs	March 31, 2007
(in millions)				Holdings[1]	Net unrealized gain (loss)
U.S. government securities that were sold at a loss in the first quarter of 2007. No impairment is necessary on the remaining holdings.	$323.8	$(8.9)	$—	$491.1	$45.1

An investment vehicle which represents ownership interests in a trust fund that consists primarily of mortgage loans. No impairment is necessary on the remaining holdings.	67.3	(2.0)	—	54.8	(1.4)

A national owner and operator of office buildings and affiliate of a premier global private equity firm.	19.0	(1.0)	—	—	—

A financial services company that serves automotive dealers. No impairment is necessary on the remaining holdings.	17.3	(0.8)	—	22.8	0.3

An investment vehicle that holds the rights to certain motion pictures created and/or distributed by a major entertainment company. An impairment was recognized in the first quarter of 2007.	—	—	(10.6)	0.4	—

Total	$427.4	$(12.7)	$(10.6)	$569.1	$44.0

[1]	Holdings represent amortized cost of fixed maturity securities and cost of equity securities as of the date indicated.

No other issuer had aggregate losses on sales and write-downs greater than 2.0% of the Company’s total gross losses on sales and write-downs on fixed maturity and equity securities.

Contractual Obligations and Commitments

The Company’s contractual obligations and commitments have not changed materially from those disclosed in the Company’s 2006 Annual Report on Form 10-K.

Off-Balance Sheet Transactions

Under the MTN program, NLIC issues funding agreements to an unconsolidated third party trust to secure notes issued to investors by the trust. The funding agreements rank pari passu with all other insurance claims of the issuing company in the event of liquidation and should be treated as “annuities” under applicable Ohio insurance law. Therefore, the funding agreement obligations are classified as a component of future policy benefits and claims on the condensed consolidated balance sheets. Because the Company is not the primary beneficiary of, and has no ownership interest in, or control over, the third party trust that issues the MTNs, the Company does not include the trust in its condensed consolidated financial statements. Since the notes issued by the trust have a secured interest in the funding agreements issued by the Company, Moody’s Investors Service, Inc. and Standard & Poor’s Ratings Services, a division of The McGraw-Hill Companies, Inc., assign the same ratings to the notes and the insurance financial strength of the Company.

ITEM 3 Quantitative and Qualitative Disclosures About Market Risk

The Company’s market risks have not changed materially from those disclosed in the Company’s 2006 Annual Report on Form 10-K.

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

Changes in Internal Control Over Financial Reporting

There have been no changes during the Company’s first fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1 Legal Proceedings

See Part 1 – Financial Information, Item 1 – Condensed Consolidated Financial Statements, Note 5 – Contingencies – Legal Matters for a discussion of legal proceedings.

ITEM 1A Risk Factors

The Company’s risk factors have not changed materially from those disclosed in the Company’s 2006 Annual Report on Form 10-K.

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

NATIONWIDE LIFE INSURANCE COMPANY
(Registrant)

Date: May 4, 2007	/s/ Timothy G. Frommeyer
Timothy G. Frommeyer, Senior Vice President — Chief Financial Officer (Principal Financial Officer and Duly Authorized Officer)