Form 10-Q
period 2007-06-30
NATIONWIDE LIFE INSURANCE CO
filed 2007-08-02
CIK 205695

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2007

or

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

Yes  ☐     No  ☒

No established published trading market exists for the registrant’s common stock, par value $1.00 per share. As of July 27, 2007, 3,814,779 shares of the registrant’s common stock were outstanding, all of which are held by Nationwide Financial Services, Inc.

The Registrant meets the conditions set forth in General Instruction H(1)(a) and (b) of Form 10-Q and is therefore filing this Form in the reduced disclosure format.

NATIONWIDE LIFE INSURANCE COMPANY AND SUBSIDIARIES

FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2007

PART I – FINANCIAL INFORMATION

ITEM 1 Condensed Consolidated Financial Statements

NATIONWIDE LIFE INSURANCE COMPANY AND SUBSIDIARIES

(a wholly-owned subsidiary of Nationwide Financial Services, Inc.)

Condensed Consolidated Statements of Income

(Unaudited)

(in millions)

	Three months ended June 30,		Six months ended June 30,
	2007	2006	2007	2006
Revenues:
Policy charges	$298.8	$292.9	$589.5	$568.2
Traditional life insurance and immediate annuity premiums	69.7	76.8	142.7	153.8
Net investment income	496.4	512.8	1,010.7	1,029.8
Net realized losses on investments, hedgining instruments and hedged items	(2.5)	(10.1)	(13.6)	(16.7)
Other income	(2.1)	—	(2.1)	0.8

Total revenues	860.3	872.4	1,727.2	1,735.9

Benefits and expenses:
Interest credited to policyholder account values	316.9	333.1	639.4	663.0
Life insurance and annuity benefits	135.7	112.3	239.0	216.4
Policyholder dividends on participating policies	4.8	6.0	10.7	13.6
Amortization of deferred policy acquisition costs	14.1	122.6	143.8	239.2
Interest expense on debt, primarily with Nationwide Financial Services, Inc. (NFS)	16.8	15.6	31.9	32.2
Other operating expenses	135.0	131.3	263.1	265.9

Total benefits and expenses	623.3	720.9	1,327.9	1,430.3

Income from continuing operations before federal income tax expense (benefit)	237.0	151.5	399.3	305.6
Federal income tax expense (benefit)	71.3	(79.0)	103.4	(48.5)

Income from continuing operations	165.7	230.5	295.9	354.1
Cumulative effect of adoption of accounting principle, net of taxes	—	—	(6.0)	—

Net income	$165.7	$230.5	$289.9	$354.1

See accompanying notes to condensed consolidated financial statements.

NATIONWIDE LIFE INSURANCE COMPANY AND SUBSIDIARIES

(a wholly-owned subsidiary of Nationwide Financial Services, Inc.)

Condensed Consolidated Balance Sheets

(in millions, except per share amounts)

	June 30, 2007	December 31, 2006
	(Unaudited)
Assets
Investments:
Securities available-for-sale, at fair value:
Fixed maturity securities (cost $24,574.2 in 2007; $25,197.2 in 2006)	$24,405.1	$25,275.4
Equity securities (cost $28.9 in 2007; $28.5 in 2006)	35.1	34.4
Mortgage loans on real estate, net	7,768.1	8,202.2
Real estate, net	43.8	54.8
Policy loans	661.5	639.2
Other long-term investments	602.3	598.9
Short-term investments, including amounts managed by a related party	1,194.2	1,722.0

Total investments	34,710.1	36,526.9
Cash	2.1	0.5
Accrued investment income	302.9	323.6
Deferred policy acquisition costs	3,956.3	3,758.0
Other assets	1,838.1	2,001.5
Assets held in separate accounts	70,541.4	67,351.9

Total assets	$111,350.9	$109,962.4

Liabilities and Shareholder’s Equity
Liabilities:
Future policy benefits and claims	$32,905.8	$34,409.4
Short-term debt	239.7	75.2
Long-term debt, payable to NFS	700.0	700.0
Other liabilities	2,796.8	2,980.2
Liabilities related to separate accounts	70,541.4	67,351.9

Total liabilities	107,183.7	105,516.7

Shareholder’s equity:
Common stock, $1 par value; authorized - 5.0 shares; issued and outstanding - 3.8 shares	3.8	3.8
Additional paid-in capital	274.4	274.4
Retained earnings	3,953.7	4,138.8
Accumulated other comprehensive (loss) income	(64.7)	28.7

Total shareholder’s equity	4,167.2	4,445.7

Total liabilities and shareholder’s equity	$111,350.9	$109,962.4

See accompanying notes to condensed consolidated financial statements.

NATIONWIDE LIFE INSURANCE COMPANY AND SUBSIDIARIES

(a wholly-owned subsidiary of Nationwide Financial Services, Inc.)

Condensed Consolidated Statements of Changes in Shareholder’s Equity

Six Months Ended June 30, 2007 and 2006

(Unaudited)

(in millions)

	Common stock	Additional paid-in capital	Retained earnings	Accumulated other comprehensive (loss) income	Total shareholder’s equity
Balance as of December 31, 2005	$3.8	$274.4	$3,894.4	$93.6	$4,266.2

Dividends to NFS	—	—	(110.0)	—	(110.0)

Comprehensive income:
Net income	—	—	354.1	—	354.1
Other comprehensive loss, net of taxes	—	—	—	(263.4)	(263.4)

Total comprehensive income					90.7

Balance as of June 30, 2006	$3.8	$274.4	$4,138.5	$(169.8)	$4,246.9

Balance as of December 31, 2006	$3.8	$274.4	$4,138.8	$28.7	$4,445.7

Dividends to NFS	—	—	(475.0)	—	(475.0)

Comprehensive income:
Net income	—	—	289.9	—	289.9
Other comprehensive loss, net of taxes	—	—	—	(93.4)	(93.4)

Total comprehensive income					196.5

Balance as of June 30, 2007	$3.8	$274.4	$3,953.7	$(64.7)	$4,167.2

See accompanying notes to condensed consolidated financial statements.

NATIONWIDE LIFE INSURANCE COMPANY AND SUBSIDIARIES

(a wholly-owned subsidiary of Nationwide Financial Services, Inc.)

Condensed Consolidated Statements of Cash Flows

(Unaudited)

(in millions)

	Six months ended June 30,
	2007	2006
Cash flows from operating activities:
Net income	$289.9	$354.1
Adjustments to reconcile net income to net cash provided by operating activities:
Net realized losses on investments, hedgining instruments and hedged items	13.6	16.7
Interest credited to policyholder account values	639.4	663.0
Capitalization of deferred policy acquisition costs	(293.5)	(272.0)
Amortization of deferred policy acquisition costs	143.8	239.2
Amortization and depreciation	17.0	28.5
Decrease (increase) in other assets	221.5	(99.0)
(Decrease) increase in policy and other liabilities	(138.8)	88.7
Other, net	9.2	—

Net cash provided by operating activities	902.1	1,019.2

Cash flows from investing activities:
Proceeds from maturity of securities available-for-sale	2,294.5	2,527.2
Proceeds from sale of securities available-for-sale	2,847.3	1,720.5
Proceeds from repayments or sales of mortgage loans on real estate	1,171.8	1,083.0
Cost of securities available-for-sale acquired	(4,508.7)	(2,744.1)
Cost of mortgage loans on real estate originated or acquired	(761.4)	(985.2)
Net decrease (increase) in short-term investments	527.8	(241.7)
Collateral paid – securities lending, net	(41.2)	(323.1)
Other, net	(5.5)	0.5

Net cash provided by investing activities	1,524.6	1,037.1

Cash flows from financing activities:
Net increase (decrease) in short-term debt	164.5	(62.5)
Cash dividends paid to NFS	(475.0)	(110.0)
Investment and universal life insurance product deposits	1,583.4	1,260.7
Investment and universal life insurance product withdrawals	(3,698.0)	(3,143.4)

Net cash used in financing activities	(2,425.1)	(2,055.2)

Net increase in cash	1.6	1.1
Cash, beginning of period	0.5	0.9

Cash, end of period	$2.1	$2.0

See accompanying notes to condensed consolidated financial statements.

NATIONWIDE LIFE INSURANCE COMPANY AND SUBSIDIARIES

(a wholly-owned subsidiary of Nationwide Financial Services, Inc.)

Notes to Condensed Consolidated Financial Statements (Unaudited)

June 30, 2007 and 2006

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

(2)	Summary of Significant Accounting Policies

A complete summary of the Company’s significant accounting policies is included in Note 2 to the audited consolidated financial statements included in the Company’s 2006 Annual Report on Form 10-K. During the quarter ended June 30, 2007, there have been no material changes to these policies except as noted below.

Change in Accounting Principle

Historically, the Company accrued for legal costs associated with litigation defense and regulatory investigations by estimating the ultimate costs of such activity. Beginning April 1, 2007, the Company’s accrual for such legal expenses includes only the amount for services that have been provided but not yet paid. The Company believes the newly adopted accounting principle is preferable because it more accurately reflects expenses in the periods in which they are incurred. The Company continues to estimate and accrue amounts expected to be paid for litigation and regulatory investigation loss contingencies. The Company has presented its condensed consolidated financial statements and accompanying notes as applicable for all periods presented to retroactively apply the adoption of this change in accounting principle.

The following table summarizes the impact of the change in accounting principle described above for the periods indicated:

	Three months ended June 30,		Six months ended June 30,
(in millions)	2007	2006	2007	2006
Other operating expenses	$0.7	$0.1	$2.8	$1.2
Net income	(0.5)	(0.1)	(1.9)	(0.7)

The cumulative effect of the change on retained earnings as of January 1, 2006 was an $11.0 million increase.

NATIONWIDE LIFE INSURANCE COMPANY AND SUBSIDIARIES

(a wholly-owned subsidiary of Nationwide Financial Services, Inc.)

Notes to Condensed Consolidated Financial Statements (Unaudited), Continued

June 30, 2007 and 2006

Deferred Policy Acquisition Costs for Investment and Universal Life Insurance Products

The Company has deferred certain costs of acquiring investment and universal life insurance products business, principally commissions, certain expenses of the policy issue and underwriting department, and certain variable sales expenses that relate to and vary with the production of new and renewal business. Investment products primarily consist of individual and group variable and fixed deferred annuities in the Individual Investments and Retirement Plans segments. Universal life insurance products include universal life insurance, variable universal life insurance, corporate-owned life insurance and other interest-sensitive life insurance policies in the Individual Protection segment. Deferred policy acquisition costs (DAC) are subject to recoverability testing in the year of policy issuance and loss recognition testing at the end of each reporting period.

For investment and universal life insurance products, DAC is being amortized with interest over the lives of the policies in relation to the present value of estimated gross profits from projected interest margins, asset fees, cost of insurance charges, administration fees, surrender charges, and net realized gains and losses less policy benefits and policy maintenance expenses. The DAC asset related to investment products and universal life insurance products is adjusted to reflect the impact of unrealized gains and losses on fixed maturity securities available-for-sale, as described in Note 2(b) to the audited consolidated financial statements included in the Company’s 2006 Annual Report on Form 10-K.

The most significant assumptions that are involved in the estimation of future gross profits include future net separate account investment performance, surrender/lapse rates, interest margins and mortality. Currently, the Company’s long-term assumption for net separate account investment performance is approximately 7% growth per year and varies by product. If actual net separate account investment performance varies from the current assumption, the Company assumes different performance levels over the next three years such that the mean return equals the long-term assumption. This process is referred to as a reversion to the mean. The assumed net separate account investment return assumptions used in the DAC models are intended to reflect what is anticipated. However, based on historical returns of the Standard & Poor’s 500 Index, and as part of its pre-set parameters, the Company’s reversion to the mean process generally limits returns to 0-15% during the three-year reversion period. See below for a discussion of current year assumption changes.

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

Management evaluates the appropriateness of the individual variable annuity DAC balance within pre-set parameters. These parameters are designed to appropriately reflect the Company’s long-term expectations with respect to individual variable annuity contracts while also evaluating the potential impact of short-term experience on the Company’s recorded individual variable annuity DAC balance. If the recorded balance of individual variable annuity DAC falls outside of these parameters for a prescribed period of time, or if the recorded balance falls outside of these parameters and management determines it is not reasonably possible to get back within the parameters during this period of time, assumptions are required to be unlocked and DAC is recalculated using revised best estimate assumptions. When DAC assumptions are unlocked and revised, the Company continues to use the reversion to the mean process. See below for a discussion of current year assumption changes.

For other investment and universal life insurance products, DAC is adjusted each quarter to reflect revised best estimate assumptions, including the use of a reversion to the mean methodology over the next three years as it relates to net separate account investment performance. Any resulting DAC true-up and unlocking adjustments are reflected currently in the condensed consolidated statements of income.

NATIONWIDE LIFE INSURANCE COMPANY AND SUBSIDIARIES

(a wholly-owned subsidiary of Nationwide Financial Services, Inc.)

Notes to Condensed Consolidated Financial Statements (Unaudited), Continued

June 30, 2007 and 2006

Primarily as a result of favorable trends in the financial markets, the investment performance of the Company’s separate accounts has outperformed the Company’s previously established long-term net annual growth rate assumption of approximately 8%. At the end of the second quarter of 2007, the Company determined as part of its regular quarterly analysis of DAC that the overall profitability of separate account products is expected to exceed previous estimates due to these favorable financial market trends. Accordingly, the Company unlocked its DAC assumptions after completing a comprehensive review of assumptions used to project DAC and other related balances, including sales inducement assets, unearned revenue reserves, and guaranteed minimum death and income benefit reserves. This review covered all assumptions including expected separate account investment returns during the three-year reversion period, lapse rates, mortality and expenses. Additionally, while the Company estimates that the overall profitability of its variable products has improved, it also expects the long-term net growth in separate account investment performance to moderate. As a result of its current analysis, including its evaluation of ongoing trends and expectations regarding financial market performance, the Company reduced its long-term assumption for net separate account growth rate from approximately 8% to approximately 7%. The Company unlocked assumptions, as appropriate, for all investment products and variable universal life insurance products in order to remain consistent across product lines using revised assumptions which reflect the Company’s current best estimate of future events. Therefore, in the second quarter of 2007, the Company recorded a net increase in DAC and a benefit to DAC amortization and other related balances totaling $221.6 million, before taxes, which was reported in the following segments in the amounts indicated, before taxes: Individual Investments - $196.4 million; Retirement Plans - $10.5 million; and Individual Protection - $14.7 million.

The most significant assumption changes that resulted from the Company’s unlocking decisions were resetting the anchor date for reversion to the mean calculations to June 30, 2007, resulting in resetting the assumption for net separate account growth to approximately 7% during the three-year reversion period; resetting the long-term assumption for net separate account growth and the discount rate used to calculate the present value of estimated gross profits to approximately 7% (formerly approximately 8%); and increasing estimated lapse rates for fixed annuity and bank-owned life insurance products.

During the second quarter of 2007, the Company added a new feature to its existing guaranteed minimum withdrawal benefit rider, Lifetime Income (L.INC). This new feature results in a substantial change in the existing contracts and, therefore, an extinguishment of the DAC associated with those contracts pursuant to Statement of Position (SOP) 05-1, Accounting by Insurance Enterprises for Deferred Acquisition Costs in Connection with Modifications or Exchanges of Insurance Contracts (SOP 05-1). As a result, existing DAC and other related balances were eliminated resulting in a $135.0 million pre-tax charge.

(3)	Recently Issued Accounting Standards

In June 2007, the Accounting Standards Executive Committee (AcSEC) of the American Institute of Certified Public Accountants (AICPA) issued SOP 07-1, Clarification of the Scope of the Audit and Accounting Guide Investment Companies and Accounting by Parent Companies and Equity Method Investors for Investments in Investment Companies (SOP 07-1). SOP 07-1 provides guidance for determining whether an entity is within the scope of the AICPA Audit and Accounting Guide Investment Companies (the Guide). For those entities that are investment companies under SOP 07-1, this SOP also addresses whether the specialized industry accounting principles of the Guide (i.e., fair value accounting) should be retained by a parent company in consolidation or by an investor that has the ability to exercise significant influence over the investment company and applies the equity method of accounting to its investment in the entity (referred to as an equity method investor). In addition, SOP 07-1 includes certain disclosure requirements for parent companies and equity method investors in investment companies that retain investment company accounting in the parent company’s consolidated financial statements or the financial statements of an equity method investor. The provisions of SOP 07-1 are effective for fiscal years beginning on or after December 15, 2007, with earlier application encouraged. The Company plans to adopt SOP 07-1 effective January 1, 2008. The Company currently is evaluating the impact of adopting SOP 07-1.

In April 2007, the Financial Accounting Standards Board (FASB) issued FASB Staff Position (FSP) FIN 39-1, An Amendment of FASB Interpretation No. 39 (FSP FIN 39-1). FSP FIN 39-1 addresses whether a reporting entity that is party to a master netting arrangement can offset fair value amounts recognized for the right to reclaim cash collateral (a receivable) or the obligation to return cash collateral (a payable) against fair value amounts recognized for derivative instruments that have been offset under the same master netting arrangement in accordance with paragraph 10 of Interpretation 39. FSP FIN 39-1 is effective for fiscal years beginning after November 15, 2007, with early application permitted. FSP FIN 39-1 is not expected to have a material impact on the Company’s financial position or results of operations upon adoption.

NATIONWIDE LIFE INSURANCE COMPANY AND SUBSIDIARIES

(a wholly-owned subsidiary of Nationwide Financial Services, Inc.)

Notes to Condensed Consolidated Financial Statements (Unaudited), Continued

June 30, 2007 and 2006

In February 2007, the FASB issued Statement of Financial Accounting Standards (SFAS) No. 159, The Fair Value Option for Financial Assets and Financial Liabilities, Including an amendment of FASB Statement No. 115 (SFAS 159). SFAS 159 permits entities to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. SFAS 159 is expected to expand the use of fair value measurement, which is consistent with the FASB’s long-term measurement objectives for accounting for financial instruments. SFAS 159 also establishes presentation and disclosure requirements designed to facilitate comparisons between entities that choose different measurement attributes for similar types of assets and liabilities. SFAS 159 does not affect any existing accounting literature that requires certain assets and liabilities to be carried at fair value. In addition, SFAS 159 does not establish requirements for recognizing and measuring dividend income, interest income or interest expense, nor does it eliminate disclosure requirements included in other accounting standards, including requirements for disclosures about fair value measurements included in SFAS No. 157, Fair Value Measurements (SFAS 157), and SFAS No. 107, Disclosures about Fair Value of Financial Instruments. SFAS 159 is effective as of the beginning of an entity’s first fiscal year beginning after November 15, 2007. The Company currently is evaluating the impact of adopting SFAS 159.

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

In September 2006, the FASB issued SFAS 157. SFAS 157 provides enhanced guidance for using fair value to measure assets and liabilities. SFAS 157 also provides guidance regarding the extent to which companies measure assets and liabilities at fair value, the information used to measure fair value, and the effect of fair value measurements on earnings. SFAS 157 applies whenever other standards require (or permit) assets or liabilities to be measured at fair value but does not expand the use of fair value in any new circumstances. SFAS 157 is effective for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years, with early adoption permitted. The Company currently is evaluating the impact of adopting SFAS 157.

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

June 30, 2007 and 2006

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

In September 2005, AcSEC issued SOP 05-1. SOP 05-1 provides guidance on accounting by insurance enterprises for deferred acquisition costs on internal replacements of insurance and investment contracts other than those specifically described in SFAS No. 97, Accounting and Reporting by Insurance Enterprises for Certain Long-Duration Contracts and for Realized Gains and Losses from the Sale of Investments, issued by the FASB. SOP 05-1 defines an internal replacement as a modification in product benefits, features, rights or coverages that occurs as a result of the exchange of a contract for a new contract, or by amendment, endorsement or rider to a contract, or by the election of a new feature or coverage within a contract. SOP 05-1 is effective for internal replacements occurring in fiscal years beginning after December 15, 2006. Retrospective application of SOP 05-1 to previously issued financial statements is not permitted. Initial application of SOP 05-1 is required as of the beginning of an entity’s fiscal year. The Company adopted SOP 05-1 effective January 1, 2007, which resulted in a $6.0 million charge, net of taxes, as the cumulative effect of adoption of this accounting principle.

In May 2005, the FASB issued SFAS No. 154, Accounting Changes and Error Corrections (SFAS 154), which replaces Accounting Principles Board Opinion No. 20, Accounting Changes, and SFAS No. 3, Reporting Accounting Changes in Interim Financial Statements. SFAS 154 applies to all voluntary changes in accounting principle as well as to changes required by an accounting pronouncement in the unusual instance that the pronouncement does not include specific transition provisions. SFAS 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005, with earlier adoption permitted. The Company adopted SFAS 154 effective January 1, 2006. SFAS 154 did not have any impact on the Company’s financial position or results of operations upon adoption.

NATIONWIDE LIFE INSURANCE COMPANY AND SUBSIDIARIES

(a wholly-owned subsidiary of Nationwide Financial Services, Inc.)

Notes to Condensed Consolidated Financial Statements (Unaudited), Continued

June 30, 2007 and 2006

(4)	Federal Income Taxes

During the second quarter of 2007, the Company recorded $6.8 million of net federal income tax expense adjustments primarily related to differences between the 2006 estimated tax liability and the amounts expected to be reported on the Company’s 2006 tax returns when filed.

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

Total federal income tax (benefit) expense differs from the amount computed by applying the U.S. federal income tax rate to income from continuing operations before federal income tax (benefit) expense as follows for the periods indicated:

	Three months ended June 30,
	2007		2006
(dollars in millions)	Amount	%	Amount	%
Computed (expected) tax expense	$83.0	35.0	$53.0	35.0
Reserve release	—	—	(110.9)	(73.2)
Tax exempt interest and DRD	(9.5)	(4.0)	(16.9)	(11.2)
Other, net	(2.2)	(0.9)	(4.2)	(2.7)

Total	$71.3	30.1	$(79.0)	(52.1)

	Six months ended June 30,
	2007		2006
(dollars in millions)	Amount	%	Amount	%
Computed (expected) tax expense	$139.8	35.0	$107.0	35.0
Reserve release	—	—	(110.9)	(36.3)
Tax exempt interest and DRD	(29.1)	(7.3)	(33.8)	(11.1)
Other, net	(7.3)	(1.8)	(10.8)	(3.5)

Total	$103.4	25.9	$(48.5)	(15.9)

NATIONWIDE LIFE INSURANCE COMPANY AND SUBSIDIARIES

(a wholly-owned subsidiary of Nationwide Financial Services, Inc.)

Notes to Condensed Consolidated Financial Statements (Unaudited), Continued

June 30, 2007 and 2006

(5)	Shareholder’s Equity

Comprehensive Income

The Company’s comprehensive income includes net income and certain items that are reported directly within separate components of shareholder’s equity that are not recorded in net income (other comprehensive income or loss).

The following table summarizes the Company’s other comprehensive loss, before and after federal income tax benefit, for the periods indicated:

	Three months ended June 30,		Six months ended June 30,
(in millions)	2007	2006	2007	2006
Net unrealized losses on securities available-for-sale arising during the period:
Net unrealized losses before adjustments	$(346.6)	$(226.3)	$(268.2)	$(636.0)
Net adjustment to deferred policy acquisition costs	92.2	59.0	57.9	153.5
Net adjustment to future policy benefits and claims	25.2	14.3	28.5	56.4
Related federal income tax benefit	80.3	53.4	63.6	149.2

Net unrealized losses	(148.9)	(99.4)	(118.2)	(276.9)

Reclassification adjustment for net realized losses on securities available-for-sale realized during the period:
Net unrealized losses	7.3	13.7	21.2	18.8
Related federal income tax benefit	(2.5)	(4.8)	(7.4)	(6.6)

Net reclassification adjustment	4.8	8.9	13.8	12.2

Other comprehensive loss on securities available-for-sale	(144.1)	(90.5)	(104.4)	(264.7)

Accumulated net holding gains (losses) on cash flow hedges:
Unrealized holding gains (losses)	12.4	(11.1)	16.9	2.0
Related federal income tax (expense) benefit	(4.3)	3.9	(5.9)	(0.7)

Other comprehensive income (loss) on cash flow hedges	8.1	(7.2)	11.0	1.3

Total other comprehensive loss	$(136.0)	$(97.7)	$(93.4)	$(263.4)

Adjustments for net realized gains and losses on the ineffective portion of cash flow hedges were immaterial during the three month periods ended June 30, 2007 and 2006.

NATIONWIDE LIFE INSURANCE COMPANY AND SUBSIDIARIES

(a wholly-owned subsidiary of Nationwide Financial Services, Inc.)

Notes to Condensed Consolidated Financial Statements (Unaudited), Continued

June 30, 2007 and 2006

(6)	Contingencies

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

The financial services industry, including mutual fund, variable annuity, retirement plan, life insurance and distribution companies, has also been the subject of increasing scrutiny by regulators, legislators and the media over the past few years. Numerous regulatory agencies, including the SEC, the National Association of Securities Dealers and the New York State Attorney General, have commenced industry-wide investigations regarding late trading and market timing in connection with mutual funds and variable insurance contracts, and have commenced enforcement actions against some mutual fund and life insurance companies on those issues. The Company has been contacted by or received subpoenas from the SEC and the New York State Attorney General, who are investigating market timing in certain mutual funds offered in insurance products sponsored by the Company. The Company has cooperated with these investigations. Information requests from the New York State Attorney General and the SEC with respect to investigations into late trading and market timing were last responded to by the Company and its affiliates in December 2003 and June 2005, respectively, and no further information requests have been received with respect to these matters.

In addition, state and federal regulators and other governmental bodies have commenced investigations, proceedings or inquiries relating to compensation and bidding arrangements and possible anti-competitive activities between insurance producers and brokers and issuers of insurance products, and unsuitable sales and replacements by producers on behalf of the issuer. Also under investigation are compensation and revenue sharing arrangements between the issuers of variable insurance contracts and mutual funds or their affiliates, fee arrangements in retirement plans, the use of side agreements and finite reinsurance agreements, funding agreements issued to back medium-term note (MTN) programs, recordkeeping and retention compliance by broker/dealers, and supervision of former registered representatives. Related investigations, proceedings or inquiries may be commenced in the future. The Company and/or its affiliates have been contacted by or received subpoenas from state and federal regulatory agencies and other governmental bodies, state securities law regulators and state attorneys general for information relating to certain of these investigations, including those relating to compensation, revenue sharing and bidding arrangements, anti-competitive activities, unsuitable sales or replacement practices, fee arrangements in retirement plans, the use of side agreements and finite reinsurance agreements, and funding agreements backing the NLIC MTN program. The Company is cooperating with regulators in connection with these inquiries and will cooperate with Nationwide Mutual Insurance Company (NMIC) in responding to these inquiries to the extent that any inquiries encompass NMIC’s operations.

NATIONWIDE LIFE INSURANCE COMPANY AND SUBSIDIARIES

(a wholly-owned subsidiary of Nationwide Financial Services, Inc.)

Notes to Condensed Consolidated Financial Statements (Unaudited), Continued

June 30, 2007 and 2006

These proceedings are expected to continue in the future and could result in legal precedents and new industry-wide legislation, rules and regulations that could significantly affect the financial services industry, including mutual fund, retirement plan, life insurance and annuity companies. These proceedings also could affect the outcome of one or more of the Company’s litigation matters. There can be no assurance that any such litigation or regulatory actions will not have a material adverse effect on the Company in the future.

On July 11, 2007, NLIC was named in a lawsuit filed in the United States District Court for the Western District of Washington at Tacoma entitled Jerre Daniels-Hall and David Hamblen, Individually and on behalf of All Others Similarly Situated v. National Education Association, NEA Member Benefits Corporation, Nationwide Life Insurance Company, Security Benefit Life Insurance Company, Security Benefit Group, Inc., Security Distributors, Inc., et. al. The plaintiff seeks to represent a class of all current or former National Education Association (NEA) members who participated in the NEA Valuebuilder 403(b) program at any time between January 1, 1991 and the present (and their heirs and/or beneficiaries). The plaintiffs allege that the defendants violated the Employee Retirement Income Security Act of 1974, as amended (ERISA) by failing to prudently and loyally manage plan assets, by failing to provide complete and accurate information, by engaging in prohibited transactions, and by breaching their fiduciary duties when they failed to prevent other fiduciaries from breaching their fiduciary duties. The complaint seeks to have the defendants restore all losses to the plan, restoration of plan assets and profits to participants, disgorgement of endorsement fees, disgorgement of service fee payments, disgorgement of excessive fees charged to plan participants, other unspecified relief for restitution, declaratory and injunctive relief, and attorneys’ fees. NLIC is currently evaluating this recently filed case but intends to defend this matter vigorously.

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

On February 11, 2005, NLIC was named in a class action lawsuit filed in Common Pleas Court, Franklin County, Ohio entitled Michael Carr v. Nationwide Life Insurance Company. The complaint seeks recovery for breach of contract, fraud by omission, violation of the Ohio Deceptive Trade Practices Act and unjust enrichment. The complaint also seeks unspecified compensatory damages, disgorgement of all amounts in excess of the guaranteed maximum premium and attorneys’ fees. On February 2, 2006, the court granted the plaintiff’s motion for class certification on the breach of contract and unjust enrichment claims. The court certified a class consisting of all residents of the United States and the Virgin Islands who, during the class period, paid premiums on a modal basis to NLIC for term life insurance policies issued by NLIC during the class period that provide for guaranteed maximum premiums, excluding certain specified products. Excluded from the class are NLIC; any parent, subsidiary or affiliate of NLIC; all employees, officers and directors of NLIC; and any justice, judge or magistrate judge of the State of Ohio who may hear the case. The class period is from February 10, 1990 through February 2, 2006, the date the class was certified. On January 26, 2007, the plaintiff filed a motion for summary judgment. On April 30, 2007, NLIC filed a motion for summary judgment. Oral argument on the motions for summary judgment is scheduled for August 31, 2007. NLIC continues to defend this lawsuit vigorously.

NATIONWIDE LIFE INSURANCE COMPANY AND SUBSIDIARIES

(a wholly-owned subsidiary of Nationwide Financial Services, Inc.)

Notes to Condensed Consolidated Financial Statements (Unaudited), Continued

June 30, 2007 and 2006

On April 13, 2004, NLIC was named in a class action lawsuit filed in Circuit Court, Third Judicial Circuit, Madison County, Illinois, entitled Woodbury v. Nationwide Life Insurance Company. NLIC removed this case to the United States District Court for the Southern District of Illinois on June 1, 2004. On December 27, 2004, the case was transferred to the United States District Court for the District of Maryland and included in the multi-district proceeding entitled In Re Mutual Funds Investment Litigation. In response, on May 13, 2005, the plaintiff filed the first amended complaint purporting to represent, with certain exceptions, a class of all persons who held (through their ownership of an NLIC annuity or insurance product) units of any NLIC sub-account invested in mutual funds that included foreign securities in their portfolios and that experienced market timing or stale price trading activity. The first amended complaint purports to disclaim, with respect to market timing or stale price trading in NLIC’s annuities sub-accounts, any allegation based on NLIC’s untrue statement, failure to disclose any material fact, or usage of any manipulative or deceptive device or contrivance in connection with any class member’s purchases or sales of NLIC annuities or units in annuities sub-accounts. The plaintiff claims, in the alternative, that if NLIC is found with respect to market timing or stale price trading in its annuities sub-accounts, to have made any untrue statement, to have failed to disclose any material fact or to have used or employed any manipulative or deceptive device or contrivance, then the plaintiff purports to represent a class, with certain exceptions, of all persons who, prior to NLIC’s untrue statement, omission of material fact, use or employment of any manipulative or deceptive device or contrivance, held (through their ownership of an NLIC annuity or insurance product) units of any NLIC sub-account invested in mutual funds that included foreign securities in their portfolios and that experienced market timing activity. The first amended complaint alleges common law negligence and seeks to recover damages not to exceed $75,000 per plaintiff or class member, including all compensatory damages and costs. On June 1, 2006, the District Court granted NLIC’s motion to dismiss the plaintiff’s complaint. The plaintiff appealed the District Court’s decision, and the issues have been fully briefed. NLIC continues to defend this lawsuit vigorously.

On January 21, 2004, NLIC, Nationwide Life Insurance Company of America, Nationwide Life and Annuity Insurance Company, NFS and Nationwide Financial Corporation (collectively referred to as the Companies) were named in a lawsuit filed in the United States District Court for the Northern District of Mississippi entitled United Investors Life Insurance Company v. Nationwide Life Insurance Company and/or Nationwide Life Insurance Company of America and/or Nationwide Life and Annuity Insurance Company and/or Nationwide Life and Annuity Company of America and/or Nationwide Financial Services, Inc. and/or Nationwide Financial Corporation, and John Does A-Z. In its complaint, the plaintiff alleges that the Companies and/or their affiliated life insurance companies caused the replacement of variable insurance policies and other financial products issued by United Investors with policies issued by the Companies. The plaintiff raises claims for (1) violations of the Federal Lanham Act, and common law unfair competition and defamation; (2) tortious interference with the plaintiff’s contractual relationship with Waddell & Reed, Inc. and/or its affiliates, Waddell & Reed Financial, Inc., Waddell & Reed Financial Services, Inc. and W&R Insurance Agency, Inc., or with the plaintiff’s contractual relationships with its variable policyholders; (3) civil conspiracy; and (4) breach of fiduciary duty. The complaint seeks compensatory damages, punitive damages, pre- and post-judgment interest, a full accounting, a constructive trust and costs and disbursements, including attorneys’ fees. On June 15, 2006, the District Court dismissed the plaintiff’s entire case with prejudice. On May 30, 2007, the Fifth Circuit Court of Appeals affirmed the District Court’s dismissal of the entire case. The plaintiff may appeal this decision to the United States Supreme Court. In the event the plaintiff elects this course of action, the Companies will continue to defend this lawsuit vigorously.

On August 15, 2001, NFS and NLIC were named in a lawsuit filed in the United States District Court for the District of Connecticut entitled Lou Haddock, as trustee of the Flyte Tool & Die, Incorporated Deferred Compensation Plan, et al v. Nationwide Financial Services, Inc. and Nationwide Life Insurance Company. Currently, the plaintiffs’ fifth amended complaint, filed March 21, 2006, purports to represent a class of qualified retirement plans under ERISA, that purchased variable annuities from NLIC. The plaintiffs allege that they invested ERISA plan assets in their variable annuity contracts and that NLIC and NFS breached ERISA fiduciary duties by allegedly accepting service payments from certain mutual funds. The complaint seeks disgorgement of some or all of the payments allegedly received by NLIC and NFS, other unspecified relief for restitution, declaratory and injunctive relief, and attorneys’ fees. To date, the District Court has rejected the plaintiffs’ request for certification of the alleged class. NFS’ and NLIC’s motion to dismiss the plaintiffs’ fifth amended complaint is currently pending before the court. NFS and NLIC continue to defend this lawsuit vigorously.

NATIONWIDE LIFE INSURANCE COMPANY AND SUBSIDIARIES

(a wholly-owned subsidiary of Nationwide Financial Services, Inc.)

Notes to Condensed Consolidated Financial Statements (Unaudited), Continued

June 30, 2007 and 2006

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

(7)	Guarantees

Since 2001, the Company has sold $627.0 million of credit enhanced equity interests in Low-Income-Housing Tax Credit Funds (Tax Credit Funds) to unrelated third parties. The Company has guaranteed cumulative after-tax yields to the third party investors ranging from 3.75% to 5.25% over periods ending between 2002 and 2022. As of June 30, 2007, the Company held guarantee reserves totaling $6.3 million on these transactions. These guarantees are in effect for periods of approximately 15 years each. The Tax Credit Funds provide a stream of tax benefits to the investors that will generate a yield and return of capital. If the tax benefits are not sufficient to provide these cumulative after-tax yields, then the Company must fund any shortfall, which is mitigated by stabilization collateral set aside by the Company at the inception of the transactions. The maximum amount of undiscounted future payments that the Company could be required to pay the investors under the terms of the guarantees is $1.36 billion. The Company does not anticipate making any material payments related to these guarantees.

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

(8)	Variable Interest Entities

As of June 30, 2007 and December 31, 2006, the Company had relationships with 18 variable interest entities (VIEs), each of which the Company was the primary beneficiary. Each VIE is a conduit that assists the Company in structured products transactions involving the sale of Tax Credit Funds to third party investors for which the Company provides guaranteed returns (see Note 7). The results of operations and financial position of these VIEs are included along with corresponding minority interest liabilities in the accompanying condensed consolidated financial statements.

VIE net assets were $458.2 million and $445.5 million as of June 30, 2007 and December 31, 2006, respectively. The following table summarizes the components of net assets as the dates indicated:

(in millions)	June 30, 2007	December 31, 2006
Other long-term investments	$429.5	$432.5
Short-term investments	29.2	33.7
Other assets	36.2	37.8
Other liabilities	(36.7)	(58.5)

The Company’s total loss exposure from VIEs of which the Company is the primary beneficiary was immaterial as of June 30, 2007 and December 31, 2006 (except for the impact of guarantees disclosed in Note 7).

NATIONWIDE LIFE INSURANCE COMPANY AND SUBSIDIARIES

(a wholly-owned subsidiary of Nationwide Financial Services, Inc.)

Notes to Condensed Consolidated Financial Statements (Unaudited), Continued

June 30, 2007 and 2006

In addition to the VIEs described above, the Company holds variable interests, in the form of limited partnerships or similar investments, in Tax Credit Funds of which the Company is not the primary beneficiary. These investments have been held by the Company for periods of 1 to 10 years and allow the Company to utilize certain tax credits and realize other tax benefits from affordable housing projects. The Company also has certain investments in other securitization transactions that qualify as VIEs, but of which the Company is not the primary beneficiary. The total exposure to loss on these VIEs was $168.6 million and $118.9 million as of June 30, 2007 and December 31, 2006, respectively.

(9)	Segment Information

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

Retirement Plans

The Retirement Plans segment is comprised of the Company’s private and public sector retirement plans business. The private sector primarily includes Internal Revenue Code (IRC) Section 401 business, and the public sector primarily includes IRC Section 457 and Section 401(a) business, both in the form of full-service arrangements that provide plan administration and fixed and variable group annuities as well as administration-only business.

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

NATIONWIDE LIFE INSURANCE COMPANY AND SUBSIDIARIES

(a wholly-owned subsidiary of Nationwide Financial Services, Inc.)

Notes to Condensed Consolidated Financial Statements (Unaudited), Continued

June 30, 2007 and 2006

The following tables summarize the Company’s business segment operating results for the periods indicated:

	Three months ended June 30, 2007
(in millions)	Individual Investments	Retirement Plans	Individual Protection	Corporate and Other	Total
Revenues:
Policy charges	$164.1	$35.2	$99.5	$—	$298.8
Traditional life insurance and immediate annuity premiums	30.0	—	39.7	—	69.7
Net investment income	158.4	158.1	80.2	99.7	496.4
Net realized losses on investments, hedging instruments and hedged items [1]	—	—	—	(4.0)	(4.0)
Other income	(0.8)	—	—	0.2	(0.6)

Total revenues	351.7	193.3	219.4	95.9	860.3

Benefits and expenses:
Interest credited to policyholder account values	108.1	108.4	44.0	56.4	316.9
Life insurance and annuity benefits	74.9	—	60.8	—	135.7
Policyholder dividends on participating policies	—	—	4.8	—	4.8
Amortization of DAC	12.7	(1.1)	5.0	(2.5)	14.1
Interest expense on debt	—	—	—	16.8	16.8
Other operating expenses	54.6	44.9	37.0	(1.5)	135.0

Total benefits and expenses	250.3	152.2	151.6	69.2	623.3

Income from continuing operations before federal income tax expense	101.4	41.1	67.8	26.7	$237.0

Less: net realized losses on investments, hedging instruments and hedged items [1]	—	—	—	4.0
Less: adjustment to amortization related to net realized gains and losses	—	—	—	(2.5)

Pre-tax operating earnings	$101.4	$41.1	$67.8	$28.2

[1]	Excluding periodic net coupon settlements on non-qualifying derivatives and net realized gains and losses related to securitizations.

NATIONWIDE LIFE INSURANCE COMPANY AND SUBSIDIARIES

(a wholly-owned subsidiary of Nationwide Financial Services, Inc.)

Notes to Condensed Consolidated Financial Statements (Unaudited), Continued

June 30, 2007 and 2006

	Three months ended June 30, 2006
(in millions)	Individual Investments	Retirement Plans	Individual Protection	Corporate and Other	Total
Revenues:
Policy charges	$142.3	$55.1	$95.5	$—	$292.9
Traditional life insurance and immediate annuity premiums	34.9	—	41.9	—	76.8
Net investment income	184.4	156.0	81.7	90.7	512.8
Net realized losses on investments, hedging instruments and hedged items [1]	—	—	—	(10.5)	(10.5)
Other income	0.8	—	—	(0.4)	0.4

Total revenues	362.4	211.1	219.1	79.8	872.4

Benefits and expenses:
Interest credited to policyholder account values	126.8	110.3	45.5	50.5	333.1
Life insurance and annuity benefits	49.9	—	62.4	—	112.3
Policyholder dividends on participating policies	—	—	6.0	—	6.0
Amortization of DAC	84.8	10.7	28.5	(1.4)	122.6
Interest expense on debt	—	—	—	15.6	15.6
Other operating expenses	50.6	45.9	31.1	3.7	131.3

Total benefits and expenses	312.1	166.9	173.5	68.4	720.9

Income from continuing operations before federal income tax expense	50.3	44.2	45.6	11.4	$151.5

Less: net realized losses on investments, hedging instruments and hedged items [1]	—	—	—	10.5
Less: adjustment to amortization related to net realized gains and losses				(1.4)

Pre-tax operating earnings	$50.3	$44.2	$45.6	$20.5

1	Excluding periodic net coupon settlements on non-qualifying derivatives and net realized gains and losses related to securitizations.

NATIONWIDE LIFE INSURANCE COMPANY AND SUBSIDIARIES

(a wholly-owned subsidiary of Nationwide Financial Services, Inc.)

Notes to Condensed Consolidated Financial Statements (Unaudited), Continued

June 30, 2007 and 2006

	Six months ended June 30, 2007
(in millions)	Individual Investments	Retirement Plans	Individual Protection	Corporate and Other	Total
Revenues:
Policy charges	$319.3	$69.3	$200.9	$—	$589.5
Traditional life insurance and immediate annuity premiums	63.6	—	79.1	—	142.7
Net investment income	322.9	319.3	164.2	204.3	1,010.7
Net realized losses on investments, hedging instruments and hedged items [1]	—	—	—	(17.4)	(17.4)
Other income	—	—	—	1.7	1.7

Total revenues	705.8	388.6	444.2	188.6	1,727.2

Benefits and expenses:
Interest credited to policyholder account values	219.7	217.0	88.1	114.6	639.4
Life insurance and annuity benefits	121.5	—	117.5	—	239.0
Policyholder dividends on participating policies	—	—	10.7	—	10.7
Amortization of DAC	112.2	8.5	28.1	(5.0)	143.8
Interest expense on debt	—	—	—	31.9	31.9
Other operating expenses	100.2	91.5	70.6	0.8	263.1

Total benefits and expenses	553.6	317.0	315.0	142.3	1,327.9

Income from continuing operations before federal income tax expense	152.2	71.6	129.2	46.3	$399.3

Less: net realized losses on investments, hedging instruments and hedged items [1]	—	—	—	17.4
Less: adjustment to amortization related to net realized gains and losses	—	—	—	(5.0)

Pre-tax operating earnings	$152.2	$71.6	$129.2	$58.7

1	Excluding periodic net coupon settlements on non-qualifying derivatives and net realized gains and losses related to securitizations.

NATIONWIDE LIFE INSURANCE COMPANY AND SUBSIDIARIES

(a wholly-owned subsidiary of Nationwide Financial Services, Inc.)

Notes to Condensed Consolidated Financial Statements (Unaudited), Continued

June 30, 2007 and 2006

	Six months ended June 30, 2006
(in millions)	Individual Investments	Retirement Plans	Individual Protection	Corporate and Other	Total
Revenues:
Policy charges	$284.2	$90.8	$193.2	$—	$568.2
Traditional life insurance and immediate annuity premiums	66.4	—	87.4	—	153.8
Net investment income	379.2	315.8	162.6	172.2	1,029.8
Net realized losses on investments, hedging instruments and hedged items [1]	—	—	—	(17.7)	(17.7)
Other income	1.2	—	—	0.6	1.8

Total revenues	731.0	406.6	443.2	155.1	1,735.9

Benefits and expenses:
Interest credited to policyholder account values	257.1	220.9	88.9	96.1	663.0
Life insurance and annuity benefits	90.4	—	126.0	—	216.4
Policyholder dividends on participating policies	—	—	13.6	—	13.6
Amortization of DAC	182.4	20.7	42.6	(6.5)	239.2
Interest expense on debt	—	—	—	32.2	32.2
Other operating expenses	97.2	89.7	72.1	6.9	265.9

Total benefits and expenses	627.1	331.3	343.2	128.7	1,430.3

Income from continuing operations before federal income tax expense	103.9	75.3	100.0	26.4	$305.6

Less: net realized losses on investments, hedging instruments and hedged items[1]	—	—	—	17.7
Add: adjustment to amortization related to net realized gains and losses	—	—	—	(6.5)

Pre-tax operating earnings	$103.9	$75.3	$100.0	$37.6

[1]	Excluding periodic net coupon settlements on non-qualifying derivatives and net realized gains and losses related to securitizations.

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

(xv)

adverse litigation results and/or resolution of litigation and/or arbitration, investigation and/or inquiry results that could result in monetary damages or impact the manner in which the Company conducts its operations; and

(xvi)

adverse consequences, including financial and reputation costs, regulatory problems and potential loss of customers resulting from failure to meet privacy regulations and/or protect the Company’s customers’ confidential information.

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

The following table summarizes pre-tax operating earnings by segment for the periods indicated:

	Three months ended June 30,			Six months ended June 30,
(in millions)	2007	2006	Change	2007	2006	Change
Individual Investments	$101.4	$50.3	102%	$152.2	$103.9	46%
Retirement Plans	41.1	44.2	(7)%	71.6	75.3	(5)%
Individual Protection	67.8	45.6	49%	129.2	100.0	29%
Corporate and Other	28.2	20.5	38%	58.7	37.6	56%

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

Note 2 to the audited consolidated financial statements included in the Company’s 2006 Annual Report on Form 10-K provides a summary of significant accounting policies. See Part 1 – Financial Information, Item 1 – Condensed Consolidated Financial Statements, Note 3 – Recently Issued Accounting Standards for a discussion of recently issued accounting standards. The Company’s critical accounting policies have not changed materially from those disclosed in the Company’s 2006 Annual Report on Form 10-K except as noted below.

Deferred Policy Acquisition Costs for Investment and Universal Life Insurance Products

The Company has deferred certain costs of acquiring investment and universal life insurance products business, principally commissions, certain expenses of the policy issue and underwriting department, and certain variable sales expenses that relate to and vary with the production of new and renewal business. Investment products primarily consist of individual and group variable and fixed deferred annuities in the Individual Investments and Retirement Plans segments. Universal life insurance products include universal life insurance, variable universal life insurance, corporate-owned life insurance (COLI) and other interest-sensitive life insurance policies in the Individual Protection segment. DAC is subject to recoverability testing in the year of policy issuance and loss recognition testing at the end of each reporting period.

For investment and universal life insurance products, DAC is being amortized with interest over the lives of the policies in relation to the present value of estimated gross profits from projected interest margins, asset fees, cost of insurance charges, administration fees, surrender charges, and net realized gains and losses less policy benefits and policy maintenance expenses. The DAC asset related to investment products and universal life insurance products is adjusted to reflect the impact of unrealized gains and losses on fixed maturity securities available-for-sale, as described in Note 2(b) to the audited consolidated financial statements included in the Company’s 2006 Annual Report on Form 10-K.

The most significant assumptions that are involved in the estimation of future gross profits include future net separate account investment performance, surrender/lapse rates, interest margins and mortality. Currently, the Company’s long-term assumption for net separate account investment performance is approximately 7% growth per year and varies by product. If actual net separate account investment performance varies from the current assumption, the Company assumes different performance levels over the next three years such that the mean return equals the long-term assumption. This process is referred to as a reversion to the mean. The assumed net separate account investment return assumptions used in the DAC models are intended to reflect what is anticipated. However, based on historical returns of the Standard & Poor’s 500 Index, and as part of its pre-set parameters, the Company’s reversion to the mean process generally limits returns to 0-15% during the three-year reversion period. See below for a discussion of current year assumption changes.

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

Management evaluates the appropriateness of the individual variable annuity DAC balance within pre-set parameters. These parameters are designed to appropriately reflect the Company’s long-term expectations with respect to individual variable annuity contracts while also evaluating the potential impact of short-term experience on the Company’s recorded individual variable annuity DAC balance. If the recorded balance of individual variable annuity DAC falls outside of these parameters for a prescribed period of time, or if the recorded balance falls outside of these parameters and management determines it is not reasonably possible to get back within the parameters during this period of time, assumptions are required to be unlocked and DAC is recalculated using revised best estimate assumptions. When DAC assumptions are unlocked and revised, the Company continues to use the reversion to the mean process. See below for a discussion of current year assumption changes.

For variable annuity products, the DAC balance is sensitive to the effects of changes in the Company’s estimates of gross profits, primarily due to the significant portion of the Company’s gross profits that are dependent upon the rate of return on assets held in separate accounts. This rate of return influences fees earned by the Company from these products and costs incurred by the Company associated with minimum contractual guarantees, as well as other sources of future expected gross profits. As previously stated, the Company’s current long-term assumption for net separate account investment performance is approximately 7% growth per year. In its ongoing evaluation of this assumption, the Company monitors its historical experience, market information and other relevant trends. To demonstrate the sensitivity of both the Company’s variable annuity product DAC balance, which was approximately $1.9 billion in aggregate at June 30, 2007, and related amortization, a 1% increase (to 8%) or decrease (to 6%) in the long-term assumption for net separate account investment performance would result in an approximately $20 million net increase or net decrease, respectively, in DAC amortization over the following year. These fluctuations are reasonably likely to occur. The information provided above considers only changes in the assumption for long-term net separate account investment performance and excludes changes in other assumptions used in the Company’s evaluation of DAC.

For other investment and universal life insurance products, DAC is adjusted each quarter to reflect revised best estimate assumptions, including the use of a reversion to the mean methodology over the next three years as it relates to net separate account investment performance. Any resulting DAC true-up and unlocking adjustments are reflected currently in the condensed consolidated statements of income.

Primarily as a result of favorable trends in the financial markets, the investment performance of the Company’s separate accounts has outperformed the Company’s previously established long-term net annual growth rate assumption of approximately 8%. At the end of the second quarter of 2007, the Company determined as part of its regular quarterly analysis of DAC that the overall profitability of separate account products is expected to exceed previous estimates due to these favorable financial market trends. Accordingly, the Company unlocked its DAC assumptions after completing a comprehensive review of assumptions used to project DAC and other related balances, including sales inducement assets, unearned revenue reserves, and guaranteed minimum death and income benefit reserves. This review covered all assumptions including expected separate account investment returns during the three-year reversion period, lapse rates, mortality and expenses. Additionally, while the Company estimates that the overall profitability of its variable products has improved, it also expects the long-term net growth in separate account investment performance to moderate. As a result of its current analysis, including its evaluation of ongoing trends and expectations regarding financial market performance, the Company reduced its long-term assumption for net separate account growth rate from approximately 8% to approximately 7%. The Company unlocked assumptions, as appropriate, for all investment products and variable universal life insurance products in order to remain consistent across product lines using revised assumptions which reflect the Company’s current best estimate of future events. Therefore, in the second quarter of 2007, the Company recorded a net increase in DAC and a benefit to DAC amortization and other related balances totaling $221.6 million, before taxes, which was reported in the following segments in the amounts indicated, before taxes: Individual Investments - $196.4 million; Retirement Plans - $10.5 million; and Individual Protection - $14.7 million.

The most significant assumption changes that resulted from the Company’s unlocking decisions were resetting the anchor date for reversion to the mean calculations to June 30, 2007, resulting in resetting the assumption for net separate account growth to approximately 7% during the three-year reversion period; resetting the long-term assumption for net separate account growth and the discount rate used to calculate the present value of estimated gross profits to approximately 7% (formerly approximately 8%); and increasing estimated lapse rates for fixed annuity and bank-owned life insurance (BOLI) products.

During the second quarter of 2007, the Company added a new feature to its existing guaranteed minimum withdrawal benefit rider, Lifetime Income (L.INC). This new feature results in a substantial change in the existing contracts and, therefore, an extinguishment of the DAC associated with those contracts pursuant to Statement of Position 05-1, Accounting by Insurance Enterprises for Deferred Acquisition Costs in Connection with Modifications or Exchanges of Insurance Contracts. As a result, existing DAC and other related balances were eliminated resulting in a $135.0 million pre-tax charge.

Results of Operations

Second Quarter – 2007 Compared to 2006

The following table summarizes the Company’s consolidated results of operations for the periods indicated:

(in millions)	Three months ended June 30,
	2007	2006	Change
Revenues:
Policy charges:
Asset fees	$186.6	$163.4	14%
Cost of insurance charges	73.6	69.5	6%
Administrative fees	22.6	42.3	(47)%
Surrender fees	16.0	17.7	(10)%

Total policy charges	298.8	292.9	2%
Traditional life insurance and immediate annuity premiums	69.7	76.8	(9)%
Net investment income	496.4	512.8	(3)%
Net realized losses on investments, hedging instruments and hedged items	(2.5)	(10.1)	NM
Other income	(2.1)	—	NM

Total revenues	860.3	872.4	(1)%

Benefits and expenses:
Interest credited to policyholder account values	316.9	333.1	(5)%
Life insurance and annuity benefits	135.7	112.3	21%
Policyholder dividends on participating policies	4.8	6.0	(20)%
Amortization of DAC	14.1	122.6	(88)%
Interest expense, primarily with NFS	16.8	15.6	8%
Other operating expenses	135.0	131.3	3%

Total benefits and expenses	623.3	720.9	(14)%

Income from continuing operations before federal income tax expense (benefit)	237.0	151.5	56%
Federal income tax expense (benefit)	71.3	(79.0)	NM

Net income	$165.7	$230.5	(28)%

The decrease in net income primarily was driven by a tax benefit recorded in the quarter ended June 30, 2006 compared to tax expense for the comparable quarter in 2007. However, the Company recorded higher income from continuing operations before federal income tax expense (benefit) primarily due to lower amortization of DAC and related adjustments as discussed previously. Higher asset fees also contributed to the increase. Partially offsetting these improvements were increased amortization of DAC and annuity benefits related to modifications of features in the Company’s L.INC product (as discussed more fully below) and lower administrative fees.

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

In July 2006, the Company reached substantial agreement with the IRS on all open issues for tax years 2000-2002, including issues related to the DRD. Accordingly, the Company revised its estimate of amounts that may be due in connection with certain tax positions, including the DRD, for all open tax years. As a result of the revised estimate, $110.9 million of tax reserves were released into earnings during the second quarter of 2006. Therefore, the effective tax rates in 2007 and 2006 are not comparable.

Lower amortization of DAC primarily was due to the aforementioned DAC unlocking, which lowered amortization of DAC by $235.8 million. In addition, during the second quarter of 2007, the Company modified the features of its L.INC product within the Individual Investments segment. This modification resulted in a substantial change to the existing contracts and required the Company to extinguish existing DAC and certain other related balances related to this product, resulting in increased amortization of DAC of $124.0 million and increased annuity benefits of $11.0 million.

Asset fees increased primarily due to higher average separate account values driven by favorable market performance in the Individual Investments segment.

Higher life insurance and annuity benefits primarily were driven by increased annuity benefits of $12.5 million related to the unlocking of DAC and other related balances and the aforementioned increase in annuity benefits related to modification of L.INC features of $11.0 million.

Lower administrative fees primarily were attributable to the Retirement Plans segment due to an $18.6 million policy adjustment in the second quarter of 2006 related to the surrender of a group fixed annuity contract.

Year-to-Date – 2007 Compared to 2006

The following table summarizes the Company’s consolidated results of operations for the periods indicated:

	Six months ended June 30,
(in millions)	2007	2006	Change
Revenues:
Policy charges:
Asset fees	$363.0	$325.5	12%
Cost of insurance charges	147.6	139.1	6%
Administrative fees	46.9	66.5	(29)%
Surrender fees	32.0	37.1	(14)%

Total policy charges	589.5	568.2	4%
Traditional life insurance and immediate annuity premiums	142.7	153.8	(7)%
Net investment income	1,010.7	1,029.8	(2)%
Net realized losses on investments, hedging instruments and hedged items	(13.6)	(16.7)	NM
Other income	(2.1)	0.8	NM

Total revenues	1,727.2	1,735.9	(1)%

Benefits and expenses:
Interest credited to policyholder account values	639.4	663.0	(4)%
Life insurance and annuity benefits	239.0	216.4	10%
Policyholder dividends on participating policies	10.7	13.6	(21)%
Amortization of DAC	143.8	239.2	(40)%
Interest expense, primarily with NFS	31.9	32.2	(1)%
Other operating expenses	263.1	265.9	(1)%

Total benefits and expenses	1,327.9	1,430.3	(7)%

Income from continuing operations before federal income tax expense (benefit)	399.3	305.6	31%
Federal income tax expense (benefit)	103.4	(48.5)	NM

Income from continuing operations	295.9	354.1	(16)%
Cumulative effect of adoption of accounting principle, net of taxes	(6.0)	—	NM

Net income	$289.9	$354.1	(18)%

The decrease in net income primarily was driven by a tax benefit recorded in the six months ended June 30, 2006 compared to tax expense for the comparable period in 2007. However, the Company recorded higher income from continuing operations before federal income tax expense (benefit) primarily due to lower amortization of DAC and related adjustments as discussed previously. Higher asset fees also contributed to the increase. Partially offsetting these improvements were increased amortization of DAC and annuity benefits related to modifications of features in the Company’s L.INC product (as discussed more fully below) and lower administrative fees.

As described in the second quarter section of this discussion, $110.9 million of tax reserves were released into earnings during the second quarter of 2006. Thus, the effective tax rates in 2007 and 2006 are not comparable.

Lower amortization of DAC primarily was due to the aforementioned DAC unlocking, which lowered amortization of DAC by $235.8 million. In addition, during the second quarter of 2007, the Company modified the features of its L.INC product within the Individual Investments segment. This modification resulted in a substantial change to the existing contracts and required the Company to extinguish existing DAC and certain other related balances related to this product, resulting in increased amortization of DAC of $124.0 million and increased annuity benefits of $11.0 million.

Asset fees increased primarily due to higher average separate account values driven by favorable market performance in the Individual Investments segment.

Higher life insurance and annuity benefits primarily were driven by increased annuity benefits of $12.5 million related to the unlocking of DAC and other related balances and the aforementioned increase in annuity benefits related to modification of L.INC features of $11.0 million.

Lower administrative fees primarily were attributable to the Retirement Plans segment due to an $18.6 million policy adjustment in the second quarter of 2006 related to the surrender of a group fixed annuity contract.

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

Second Quarter – 2007 Compared to 2006

The following table summarizes sales by product and segment for the periods indicated:

	Three months ended June 30,
(in millions)	2007	2006	Change
Individual Investments
Individual variable annuities:
The BEST of AMERICA products	$1,296.5	$1,116.3	16%
Private label annuities	97.5	96.7	1%

Total individual variable annuities	1,394.0	1,213.0	15%
Individual fixed annuities	39.4	45.0	(12)%
Income products	50.0	57.4	(13)%
Advisory services program	36.6	70.1	(48)%

Total Individual Investments	1,520.0	1,385.5	10%

Retirement Plans
Private sector:
Group products	274.6	348.6	(21)%
Public sector:
IRC Section 457 annuities	385.5	389.0	(1)%

Total Retirement Plans	660.1	737.6	(11)%

Individual Protection
Corporate-owned life insurance	153.6	146.7	5%
The BEST of AMERICA variable life series	107.8	110.1	(2)%
Traditional/universal life insurance	96.3	84.7	14%

Total Individual Protection	357.7	341.5	5%

Total sales	$2,537.8	$2,464.6	3%

See Part I – Financial Information, Item 2 – Management’s Narrative Analysis of the Results of Operations (MD&A) – Business Segments for an analysis of sales by product and segment.

The following table summarizes sales by distribution channel for the periods indicated:

	Three months ended June 30,
(in millions)	2007	2006	Change
Non-affiliated:
Independent broker/dealers	$701.7	$728.8	(4)%
Financial institutions	514.8	471.9	9%
Wirehouse and regional firms	456.7	365.6	25%
Life insurance specialists	91.1	110.4	(17)%
Pension plan administrators	68.2	84.0	(19)%

Total non-affiliated sales	1,832.5	1,760.7	4%

Affiliated:
NRS	391.4	395.5	(1)%
Nationwide agents	182.8	187.7	(3)%
NFN producers	68.6	58.0	18%
Mullin TBG	62.5	62.7	—

Total affiliated sales	705.3	703.9	—

Total sales	$2,537.8	$2,464.6	3%

The increase in total sales primarily was driven by higher individual variable annuity sales in the Individual Investments segment, led by the strong performance of the Lifetime Income (L.INC) product rider introduced in 2006, partially offset by lower sales in the Retirement Plans segment from the continued movement of pension business to the NFS trust platform.

Higher sales in the wirehouse and regional firms and financial institutions channels primarily were driven by variable annuity products, specifically products offering the L.INC rider mentioned above.

Year-to-Date – 2007 Compared to 2006

The following table summarizes sales by product and segment for the periods indicated:

	Six months ended June 30,
(in millions)	2007	2006	Change
Individual Investments
Individual variable annuities:
The BEST of AMERICA products	$2,463.4	$2,028.8	21%
Private label annuities	170.7	169.7	1%

Total individual variable annuities	2,634.1	2,198.5	20%
Individual fixed annuities	76.2	84.0	(9)%
Income products	105.5	114.4	(8)%
Advisory services program	73.4	132.7	(45)%

Total Individual Investments	2,889.2	2,529.6	14%

Retirement Plans
Private sector:
Group products	614.1	712.2	(14)%
Public sector:
IRC Section 457 annuities	775.2	796.3	(3)%

Total Retirement Plans	1,389.3	1,508.5	(8)%

Individual Protection
Corporate-owned life insurance	356.8	428.9	(17)%
The BEST of AMERICA variable life series	216.5	220.2	(2)%
Traditional/universal life insurance	181.0	164.8	10%

Total Individual Protection	754.3	813.9	(7)%

Total sales	$5,032.8	$4,852.0	4%

See Part I – Financial Information, Item 2 – MD&A – Business Segments for an analysis of sales by product and segment.

The following table summarizes sales by distribution channel for the periods indicated:

	Six months ended June 30,
(in millions)	2007	2006	Change
Non-affiliated:
Independent broker/dealers	$1,417.1	$1,404.0	1%
Financial institutions	967.1	847.5	14%
Wirehouse and regional firms	878.7	688.4	28%
Life insurance specialists	179.4	256.6	(30)%
Pension plan administrators	152.7	191.5	(20)%

Total non-affiliated sales	3,595.0	3,388.0	6%

Affiliated:
NRS	787.4	806.9	(2)%
Nationwide agents	354.2	366.3	(3)%
Mullin TBG	177.5	173.1	3%
NFN producers	118.7	117.7	1%

Total affiliated sales	1,437.8	1,464.0	(2)%

Total sales	$5,032.8	$4,852.0	4%

The increase in total sales primarily was driven by higher individual variable annuity sales in the Individual Investments segment, led by the strong performance of the L.INC product rider, partially offset by lower corporate-owned life insurance (COLI) sales in the Individual Protection segment and lower sales in the Retirement Plans segment from the continued movement of pension business to the NFS trust platform.

Higher sales in the wirehouse and regional firms and financial institutions channels primarily were driven by variable annuity products, specifically products offering the L.INC rider mentioned above.

Sales decreased through the life insurance specialists channel due to the addition of two large COLI cases during the first quarter of 2006. However, quarterly sales fluctuations are normal and expected for corporate products.

Business Segments

Individual Investments

2nd Quarter – 2007 Compared to 2006

The following table summarizes selected financial data for the Company’s Individual Investments segment for the periods indicated:

	Three months ended June 30,
(dollars in millions)	2007	2006	Change
Statements of Income Data
Revenues:
Policy charges:
Asset fees	$145.6	$123.8	18%
Administrative fees	6.1	4.7	30%
Surrender fees	12.4	13.8	(10)%

Total policy charges	164.1	142.3	15%
Premiums on income products	30.0	34.9	(14)%
Net investment income	158.4	184.4	(14)%
Other income	(0.8)	0.8	NM

Total revenues	351.7	362.4	(3)%

Benefits and expenses:
Interest credited to policyholder account values	108.1	126.8	(15)%
Benefits and claims	74.9	49.9	50%
Amortization of DAC	12.7	84.8	(85)%
Other operating expenses	54.6	50.6	8%

Total benefits and expenses	250.3	312.1	(20)%

Pre-tax operating earnings	$101.4	$50.3	102%

Other Data
Sales:
Individual variable annuities	$1,394.0	$1,213.0	15%
Individual fixed annuities	39.4	45.0	(12)%
Income products	50.0	57.4	(13)%
Advisory services program	36.6	70.1	(48)%

Total sales	$1,520.0	$1,385.5	10%

Average account values:
General account	$11,526.9	$13,596.9	(15)%
Separate account	40,662.0	36,424.3	12%
Advisory services program	630.3	491.6	28%

Total average account values	$52,819.2	$50,512.8	5%

Interest spread margin:
Net investment income	5.75%	5.60%
Interest credited	3.75%	3.73%

Interest spread on average general account values	2.00%	1.87%

Pre-tax operating earnings to average account values	0.77%	0.40%

The increase in pre-tax operating earnings primarily was driven by lower amortization of DAC and higher asset fees, partially offset by higher benefits and claims and lower interest spread income.

Lower amortization of DAC primarily was due to the aforementioned DAC unlocking, which lowered amortization of DAC by $208.9 million. In addition, during the second quarter of 2007, the Company modified the features of its L.INC product within this segment. This modification required the Company to extinguish existing DAC and other related balances related to this product, resulting in increased amortization of DAC of $124.0 million and increased annuity benefits of $11.0 million.

Asset fees are calculated daily and charged as a percentage of separate account values. Higher average separate account values driven by favorable market performance increased asset fees by $15.2 million. In addition, the average variable asset fee rate increased to 1.43% from 1.36% in the prior year quarter as new business sold with living benefit riders and corresponding higher fee rates influenced the overall average rate.

Higher benefits and claims primarily were driven by increased annuity benefits of $12.5 million related to the unlocking of DAC and other related balances and the aforementioned increase in annuity benefits related to modification of L.INC features of $11.0 million.

Interest spread income declined primarily due to lower general account assets caused by fixed annuity outflows. However, interest spread margins widened during the first quarter of 2007 to 200 basis points compared to 187 basis points in the same quarter a year ago. Included in the current quarter were 18 basis points, or $5.3 million, of income from mortgage loan prepayments and bond call premiums compared to 9 basis points, or $3.1 million, in the same quarter a year ago.

Higher sales in the individual variable annuity business were driven by the L.INC product rider and a more targeted sales process. Sales of products with the L.INC rider increased $211.8 million compared to the same quarter a year ago.

Year-to-Date – 2007 Compared to 2006

The following table summarizes selected financial data for the Company’s Individual Investments segment for the periods indicated:

	Six months ended June 30,
(dollars in millions)	2007	2006	Change
Statements of Income Data
Revenues:
Policy charges:
Asset fees	$282.3	$246.3	15%
Administrative fees	12.3	9.2	34%
Surrender fees	24.7	28.7	(14)%

Total policy charges	319.3	284.2	12%
Premiums on income products	63.6	66.4	(4)%
Net investment income	322.9	379.2	(15)%
Other income	—	1.2	(100)%

Total revenues	705.8	731.0	(3)%

Benefits and expenses:
Interest credited to policyholder account values	219.7	257.1	(15)%
Benefits and claims	121.5	90.4	34%
Amortization of DAC	112.2	182.4	(38)%
Other operating expenses	100.2	97.2	3%

Total benefits and expenses	553.6	627.1	(12)%

Pre-tax operating earnings	$152.2	$103.9	46%

Other Data
Sales:
Individual variable annuities	$2,634.1	$2,198.5	20%
Individual fixed annuities	76.2	84.0	(9)%
Income products	105.5	114.4	(8)%
Advisory services program	73.4	132.7	(45)%

Total sales	$2,889.2	$2,529.6	14%

Average account values:
General account	$11,757.4	$13,789.6	(15)%
Separate account	40,144.9	36,076.3	11%
Advisory services program	619.2	464.9	33%

Total average account values	$52,521.5	$50,330.8	4%

Account values as of period end:
Individual variable annuities	$45,781.6	$40,746.9	12%
Individual fixed annuities	5,151.4	6,757.7	(24)%
Income products	2,025.4	1,928.6	5%
Advisory services program	643.7	508.1	27%

Total account values	$53,602.1	$49,941.3	7%

Interest spread margin:
Net investment income	5.74%	5.68%
Interest credited	3.74%	3.73%

Interest spread on average general account values	2.00%	1.95%

Pre-tax operating earnings to average account values	0.58%	0.41%

The increase in pre-tax operating earnings primarily was driven by lower amortization of DAC and higher asset fees, partially offset by higher benefits and claims and lower interest spread income.

Lower amortization of DAC primarily was due to the aforementioned DAC unlocking, which lowered amortization of DAC by $208.9 million. In addition, during the second quarter of 2007, the Company modified the features of its L.INC product within this segment. This modification required the Company to extinguish existing DAC and other related balances related to this product, resulting in increased amortization of DAC of $124.0 million and increased annuity benefits of $11.0 million.

Higher average separate account values driven by favorable market performance increased asset fees by $28.6 million. In addition, the average variable asset fee rate increased to 1.41% from 1.37% in the prior year period as new business sold with living benefit riders and corresponding higher fee rates influenced the overall average rate.

Higher benefits and claims primarily were driven by increased annuity benefits of $12.5 million related to the unlocking of DAC and other related balances in the second quarter of 2007 and the aforementioned increase in annuity benefits related to modification of L.INC features of $11.0 million. The remaining increase was due to higher guaranteed benefit expenses related to growth in this business.

Interest spread income declined primarily due to lower general account assets caused by fixed annuity outflows. However, interest spread margins widened during the first six months of 2007 to 200 basis points compared to 195 basis points in the same period a year ago. Included in the current period were 17 basis points, or $10.1 million, of income from mortgage loan prepayments and bond call premiums compared to 11 basis points, or $7.1 million, in the same period a year ago. For full year 2007, the Company expects interest spread margins to tighten compared to 2006 and projects full year margins of 185 to 190 basis points, including a nominal level of prepayment activity during the remainder of the year.

Higher sales in the individual variable annuity business were driven by the L.INC product rider and a more targeted sales process. Sales of products with the L.INC rider increased $541.4 million compared to the same period a year ago.

The following table summarizes selected information about the Company’s deferred individual fixed annuities, including the fixed option of variable annuities, as of June 30, 2007:

	Ratchet		Reset		Market value adjustment (MVA) and other		Total
(dollars in millions)	Account value	Weighted average crediting rate	Account value	Weighted average crediting rate	Account value	Weighted average crediting rate	Account value	Weighted average crediting rate
Minimum interest rate of 3.50% or greater	$—	N/A	$682.0	3.60%	$—	N/A	$682.0	4.13%
Minimum interest rate of 3.00% to 3.49%	1,717.9	4.36%	3,995.0	3.09%	—	N/A	5,712.9	3.50%
Minimum interest rate lower than 3.00%	832.1	4.36%	411.1	3.59%	—	N/A	1,243.2	4.11%
MVA with no minimum interest rate guarantee	—	N/A	—	N/A	1,626.4	2.77%	1,626.4	2.77%

Total deferred individual fixed annuities	$2,550.0	4.36%	$5,088.1	3.37%	$1,626.4	2.77%	$9,264.5	3.53%

Retirement Plans

2nd Quarter – 2007 Compared to 2006

The following table summarizes selected financial data for the Company’s Retirement Plans segment for the periods indicated:

	Three months ended June 30,
(dollars in millions)	2007	2006	Change
Statements of Income Data
Revenues:
Policy charges:
Asset fees	$31.4	$31.5	—
Administrative fees	2.7	22.4	(88)%
Surrender fees	1.1	1.2	(8)%

Total policy charges	35.2	55.1	(36)%
Net investment income	158.1	156.0	1%

Total revenues	193.3	211.1	(8)%

Benefits and expenses:
Interest credited to policyholder account values	108.4	110.3	(2)%
Amortization of DAC	(1.1)	10.7	NM
Other operating expenses	44.9	45.9	(2)%

Total benefits and expenses	152.2	166.9	(9)%

Pre-tax operating earnings	$41.1	$44.2	(7)%

Other Data
Sales:
Private sector	$274.6	$348.6	(21)%
Public sector	385.5	389.0	(1)%

Total sales	$660.1	$737.6	(11)%

Average account values:
General account	$10,939.5	$10,713.2	2%
Separate account	17,501.3	17,181.7	2%

Total average account values	$28,440.8	$27,894.9	2%

Interest spread margin:
Net investment income	5.78%	5.83%
Interest credited	3.96%	4.12%

Interest spread on average general account values	1.82%	1.71%

Pre-tax operating earnings to average account values	0.58%	0.63%

The decrease in pre-tax operating earnings primarily was driven by lower administrative fees, partially offset by lower amortization of DAC and increased interest spread income.

Lower administrative fees primarily were attributable to the surrender of a group fixed annuity contract during the second quarter of 2006, which resulted in an $18.6 million policy adjustment.

Lower amortization of DAC primarily was due to the aforementioned DAC unlocking of the net separate account growth rate assumption for the three-year reversion period and adjusting the net separate account growth rate and related discount rate assumptions. These factors lowered amortization of DAC by $10.5 million.

Interest spread income increased primarily due to a lower average crediting rate. Interest spread margins increased during the second quarter of 2007 to 182 basis points compared to 171 basis points in the same quarter a year ago. Included in the current quarter were 8 basis points, or $2.1 million, of income from mortgage loan prepayments and bond call premiums compared to 6 basis points, or $1.6 million, in the same quarter a year ago.

Overall sales continued to decline as a result of the movement of private sector business to the NFS trust platform.

Year-to-Date – 2007 Compared to 2006

The following table summarizes selected financial data for the Company’s Retirement Plans segment for the periods indicated:

	Six months ended June 30,
(in millions)	2007	2006	Change
Statements of Income Data
Revenues:
Policy charges:
Asset fees	$61.9	$63.3	(2)%
Administrative fees	5.3	24.9	(79)%
Surrender fees	2.1	2.6	(19)%

Total policy charges	69.3	90.8	(24)%
Net investment income	319.3	315.8	1%

Total revenues	388.6	406.6	(4)%

Benefits and expenses:
Interest credited to policyholder account values	217.0	220.9	(2)%
Amortization of DAC	8.5	20.7	(59)%
Other operating expenses	91.5	89.7	2%

Total benefits and expenses	317.0	331.3	(4)%

Pre-tax operating earnings	$71.6	$75.3	(5)%

Other Data
Sales:
Private sector	$614.1	$712.2	(14)%
Public sector	775.2	796.3	(3)%

Total sales	$1,389.3	$1,508.5	(8)%

Average account values:
General account	$10,906.0	$10,757.9	1%
Separate account	17,562.0	17,735.8	(1)%

Total average account values	$28,468.0	$28,493.7	—

Account values as of period end:
Private sector	$11,515.9	$12,187.7	(6)%
Public sector	16,942.6	14,908.2	14%

Total account values	$28,458.5	$27,095.9	5%

Interest spread margin:
Net investment income	5.86%	5.87%
Interest credited	3.98%	4.11%

Interest spread on average general account values	1.88%	1.76%

Pre-tax operating earnings to average account values	0.50%	0.53%

The decrease in pre-tax operating earnings primarily was driven by lower administrative fees, partially offset by lower amortization of DAC and increased interest spread income.

Lower administrative fees primarily were attributable to the surrender of a group fixed annuity contract during the second quarter of 2006, which resulted in an $18.6 million policy adjustment.

Lower amortization of DAC primarily was due to the aforementioned DAC unlocking of the net separate account growth rate assumption for the three-year reversion period and adjusting the net separate account growth rate and related discount rate assumptions. These factors lowered amortization of DAC by $10.5 million.

Interest spread income increased primarily due to a lower average crediting rate. Interest spread margins increased to 188 basis points in the first six months of 2007 compared to 176 basis points in the same period a year ago. Included in the current period were 10 basis points, or $5.1 million, of income from mortgage loan prepayments and bond call premiums compared to 7 basis points, or $3.9 million, in the same period a year ago. For full year 2007, the Company expects interest spread margins to increase compared to 2006 and projects full year margins of 185 to 190 basis points, including a nominal level of prepayment activity during the remainder of the year.

Overall sales continued to decline as a result of the movement of private sector business to the NFS trust platform.

Individual Protection

2nd Quarter – 2007 Compared to 2006

The following table summarizes selected financial data for the Company’s Individual Protection segment for the periods indicated:

	Three months ended June 30,
(in millions)	2007	2006	Change
Statements of Income Data
Revenues:
Policy charges:
Asset fees	$9.6	$8.1	19%
Cost of insurance charges	73.6	69.5	6%
Administrative fees	13.8	15.2	(9)%
Surrender fees	2.5	2.7	(7)%

Total policy charges	99.5	95.5	4%
Traditional life insurance premiums	39.7	41.9	(5)%
Net investment income	80.2	81.7	(2)%

Total revenues	219.4	219.1	—

Benefits and expenses:
Interest credited to policyholder account values	44.0	45.5	(3)%
Life insurance benefits	60.8	62.4	(3)%
Policyholder dividends on participating policies	4.8	6.0	(20)%
Amortization of DAC	5.0	28.5	(82)%
Other operating expenses	37.0	31.1	19%

Total benefits and expenses	151.6	173.5	(13)%

Pre-tax operating earnings	$67.8	$45.6	49%

Other Data
Sales:
Corporate-owned life insurance	$153.6	$146.7	5%
The BEST of AMERICA variable life series	107.8	110.1	(2)%
Traditional/universal life insurance	96.3	84.7	14%

Total sales	$357.7	$341.5	5%

The increase in pre-tax operating earnings was driven by lower amortization of DAC and higher cost of insurance charges, partially offset by higher other operating expenses.

Lower amortization of DAC primarily was due to the aforementioned DAC unlocking of the net separate account growth rate assumption for the three-year reversion period, adjusting the net separate account growth rate and related discount rate assumptions, and increasing estimated lapse rates for BOLI products. These factors lowered amortization of DAC by $19.0 million.

Cost of insurance charges increased due to increased business in force combined with the aging of the individual life business block. The aging of a block generally increases cost of insurance charges.

Higher other operating expenses primarily were attributable to lower software capitalization due to a lower spending rate on capitalizable systems development projects compared to the prior year quarter.

The slight increase in sales was due to growth in traditional/universal and COLI products.

Year-to-Date – 2007 Compared to 2006

The following table summarizes selected financial data for the Company’s Individual Protection segment for the periods indicated:

	Six months ended June 30,
(in millions)	2007	2006	Change
Statements of Income Data
Revenues:
Policy charges:
Asset fees	$18.8	$15.9	18%
Cost of insurance charges	147.6	139.1	6%
Administrative fees	29.3	32.4	(10)%
Surrender fees	5.2	5.8	(10)%

Total policy charges	200.9	193.2	4%
Traditional life insurance premiums	79.1	87.4	(9)%
Net investment income	164.2	162.6	1%

Total revenues	444.2	443.2	—

Benefits and expenses:
Interest credited to policyholder account values	88.1	88.9	(1)%
Life insurance benefits	117.5	126.0	(7)%
Policyholder dividends on participating policies	10.7	13.6	(21)%
Amortization of DAC	28.1	42.6	(34)%
Other operating expenses	70.6	72.1	(2)%

Total benefits and expenses	315.0	343.2	(8)%

Pre-tax operating earnings	$129.2	$100.0	29%

Other Data
Sales:
Corporate-owned life insurance	$356.8	$428.9	(17)%
The BEST of AMERICA variable life series	216.5	220.2	(2)%
Traditional/universal life insurance	181.0	164.8	10%

Total sales	$754.3	$813.9	(7)%

Policy reserves as of period end:
Individual investment life insurance	$3,952.7	$3,405.2	16%
Corporate investment life insurance	9,059.0	7,164.8	26%
Traditional life insurance	2,006.2	2,128.6	(6)%
Universal life insurance	1,156.7	1,102.8	5%

Total policy reserves	$16,174.6	$13,801.4	17%

Insurance in force as of period end:
Individual investment life insurance	$39,091.7	$38,149.3	2%
Corporate investment life insurance	25,258.8	24,061.2	5%
Traditional life insurance	18,913.7	19,800.5	(4)%
Universal life insurance	9,884.9	9,180.0	8%

Total insurance in force	$93,149.1	$91,191.0	2%

The increase in pre-tax operating earnings primarily was due to lower amortization of DAC, lower life insurance benefits and higher cost of insurance charges, partially offset by lower traditional life insurance premiums.

Lower amortization of DAC primarily was due to the aforementioned DAC unlocking of the net separate account growth rate assumption for the three-year reversion period, adjusting the net separate account growth rate and related discount rate assumptions, and increasing estimated lapse rates for BOLI products. These factors lowered amortization of DAC by $19.0 million, which was partially offset by an increase in DAC amortization due to higher gross profits.

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

Traditional life insurance premiums declined primarily due to a $3.7 million fixed life insurance premium refund in the prior year along with an increase in premiums ceded in the current year.

Sales decreased primarily due to the addition of two large COLI cases during the first quarter of 2006. However, quarterly sales fluctuations are normal and expected for corporate products.

Corporate and Other

2nd Quarter – 2007 Compared to 2006

The following table summarizes selected financial data for the Company’s Corporate and Other segment for the periods indicated:

	Three months ended June 30,
(in millions)	2007	2006	Change
Statements of Income Data
Operating revenues:
Net investment income	$99.7	$90.7	10%
Other income	0.2	(0.4)	NM

Total operating revenues	99.9	90.3	11%

Benefits and operating expenses:
Interest credited to policyholder account values	56.4	50.5	12%
Interest expense on debt	16.8	15.6	8%
Other operating expenses	(1.5)	3.7	NM

Total benefits and operating expenses	71.7	69.8	3%

Pre-tax operating earnings	28.2	20.5	38%
Add: net realized losses on investments, hedging instruments and hedged items [1]	(4.0)	(10.5)	NM
Add: adjustment to amortization related to net realized gains and losses	2.5	1.4	NM

Income from continuing operations before federal income taxes	$26.7	$11.4	134%

[1]	Excluding periodic net coupon settlements on non-qualifying derivatives and net realized gains and losses related to securitizations.

Pre-tax operating earnings increased primarily due to lower other operating expenses, which were driven by lower legal costs, and higher interest spread income, which was impacted by higher average returns on corporate assets due to market performance.

The following table summarizes net realized losses on investments, hedging instruments and hedged items from continuing operations by source for the periods indicated:

	Three months ended June 30,
(in millions)	2007	2006
Total realized gains on sales, net of hedging losses	$18.3	$13.9
Total realized losses on sales, net of hedging gains	(15.8)	(26.3)
Other-than-temporary and other investment impairments	(6.2)	(3.2)
Credit default swaps	(1.5)	(0.1)
Periodic net coupon settlements on non-qualifying derivatives	0.3	0.4
Other derivatives	2.4	5.2

Net realized losses on investments, hedging instruments and hedged items	$(2.5)	$(10.1)

The Company has a comprehensive portfolio monitoring process for fixed maturity and equity securities to identify and evaluate the necessity of recording impairment losses for other-than-temporary declines in the fair value of investments.

Year-to-Date – 2007 Compared to 2006

The following table summarizes selected financial data for the Company’s Corporate and Other segment for the periods indicated:

	Six months ended June 30,
(in millions)	2007	2006	Change
Statements of Income Data
Operating revenues:
Net investment income	$204.3	$172.2	19%
Other income	1.7	0.6	183%

Total operating revenues	206.0	172.8	19%

Benefits and operating expenses:
Interest credited to policyholder account values	114.6	96.1	19%
Interest expense on debt	31.9	32.2	(1)%
Other operating expenses	0.8	6.9	(88)%

Total benefits and operating expenses	147.3	135.2	9%

Pre-tax operating earnings	58.7	37.6	56%

Add: net realized losses on investments, hedging instruments and hedged items [1]	(17.4)	(17.7)	NM
Add: adjustment to amortization related to net realized gains and losses	5.0	6.5	NM

Income from continuing operations before federal income taxes	$46.3	$26.4	75%

Other Data
Customer funds managed and administered:
Funding agreements backing medium-term notes	$3,939.9	$4,047.4	(3)%

[1]	Excluding periodic net coupon settlements on non-qualifying derivatives and net realized gains and losses related to securitizations.

Pre-tax operating earnings increased primarily due to higher interest spread income, which was impacted by increased levels of corporate assets and higher average returns driven by market performance, and lower other operating expenses, which were due to a decrease in legal costs.

The following table summarizes net realized losses on investments, hedging instruments and hedged items from continuing operations by source for the periods indicated:

	Six months ended June 30,
(in millions)	2007	2006
Total realized gains on sales, net of hedging losses	$41.3	$24.7
Total realized losses on sales, net of hedging gains	(37.5)	(44.1)
Other-than-temporary and other investment impairments	(19.5)	(4.0)
Credit default swaps	(1.8)	(0.3)
Periodic net coupon settlements on non-qualifying derivatives	0.9	1.0
Other derivatives	3.0	6.0

Net realized losses on investments, hedging instruments and hedged items [1]	$(13.6)	$(16.7)

The Company has a comprehensive portfolio monitoring process for fixed maturity and equity securities to identify and evaluate the necessity of recording impairment losses for other-than-temporary declines in the fair value of investments.

The following table summarizes for the six months ended June 30, 2007 the Company’s largest aggregate losses on sales and write-downs by issuer, the related circumstances giving rise to the losses and the circumstances that may have affected other material investments held:

				June 30, 2007
(in millions)	Fair value at sale (proceeds)	YTD loss on sale	YTD write-downs	Holdings[1]	Net unrealized gain (loss)
U.S. government securites that were sold at a loss in the first and second quarters of 2007. No impairment is necessary on the remaining holdings.	$628.7	$(13.7)	$—	$469.8	$33.4

An investment vehicle which represents ownership interests in a trust fund that consists primarily of mortgage loans. No impairment is necessary on the remaining holdings.	67.3	(2.0)	—	190.8	(7.6)

Ownership interests in a company that primarily provides financial services to small businesses. An impairment was recognized in the second quarter of 2007.	7.2	(0.2)	(3.5)	27.1	(0.3)

A national home goods store chain. An impairment was recognized in the second quarter of 2007.	2.8	(0.1)	(1.7)	4.4	—

An investment vehicle that holds the rights to certain motion pictures created and/or distributed by a major entertainment company. An impairment was recognized in the first quarter of 2007.	—	—	(10.6)	0.2	0.2

Total	$706.0	$(16.0)	$(15.8)	$692.3	$25.7

[1]	Holdings represent amortized cost of fixed maturity securities and cost of equity securities as of the date indicated.

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

Changes in Internal Control Over Financial Reporting

There have been no changes during the Company’s second fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

ITEM 5 Other Information

None.

ITEM 6 Exhibits

18.1	Letter regarding change in accounting principle related to accrued legal expenses

31.1	Certification of W.G. Jurgensen pursuant to 18 U.S.C. section 1350, as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Timothy G. Frommeyer pursuant to 18 U.S.C. section 1350, as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002

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

NATIONWIDE LIFE INSURANCE COMPANY (Registrant)

Date: August 2, 2007	/s/ Timothy G. Frommeyer
Timothy G. Frommeyer, Senior Vice President — Chief Financial Officer (Principal Financial Officer and Duly Authorized Officer)