Form 10-Q
period 2007-09-30
NATIONWIDE LIFE INSURANCE CO
filed 2007-11-05
CIK 205695

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2007

or

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

Yes  ☐    No  ☒

No established published trading market exists for the registrant’s common stock, par value $1.00 per share. As of October 26, 2007, 3,814,779 shares of the registrant’s common stock were outstanding, all of which are held by Nationwide Financial Services, Inc.

The Registrant meets the conditions set forth in General Instruction H(1)(a) and (b) of Form 10-Q and is therefore filing this Form in the reduced disclosure format.

NATIONWIDE LIFE INSURANCE COMPANY AND SUBSIDIARIES

FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2007

PART I – FINANCIAL INFORMATION

ITEM 1 CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NATIONWIDE LIFE INSURANCE COMPANY AND SUBSIDIARIES

(a wholly-owned subsidiary of Nationwide Financial Services, Inc.)

Condensed Consolidated Statements of Income

(Unaudited)

(in millions)

	Three months ended September 30,		Nine months ended September 30,
	2007	2006	2007	2006
Revenues:
Policy charges	$302.6	$277.8	$892.1	$846.0
Traditional life insurance and immediate annuity premiums	68.9	76.2	211.6	230.0
Net investment income	477.3	516.9	1,488.0	1,546.7
Net realized (losses) gains on investments, hedging instruments and hedged items	(21.7)	10.5	(35.3)	(6.2)
Other income	5.8	(1.5)	3.7	(0.7)

Total revenues	832.9	879.9	2,560.1	2,615.8

Benefits and expenses:
Interest credited to policyholder account values	313.4	335.8	952.8	998.8
Life insurance and annuity benefits	121.9	112.7	360.9	329.1
Policyholder dividends on participating policies	6.7	7.3	17.4	20.9
Amortization of deferred policy acquisition costs	108.5	105.2	252.3	344.4
Interest expense on debt, primarily with Nationwide Financial Services, Inc. (NFS)	18.8	15.8	50.7	48.0
Other operating expenses	131.3	127.4	394.4	393.3

Total benefits and expenses	700.6	704.2	2,028.5	2,134.5

Income from continuing operations before federal income tax expense	132.3	175.7	531.6	481.3
Federal income tax expense	27.4	48.9	130.8	0.4

Income from continuing operations	104.9	126.8	400.8	480.9
Cumulative effect of adoption of accounting principle, net of taxes	—	—	(6.0)	—

Net income	$104.9	$126.8	$394.8	$480.9

See accompanying notes to condensed consolidated financial statements.

NATIONWIDE LIFE INSURANCE COMPANY AND SUBSIDIARIES

(a wholly-owned subsidiary of Nationwide Financial Services, Inc.)

Condensed Consolidated Balance Sheets

(in millions, except per share amounts)

	September 30, 2007	December 31, 2006
	(Unaudited)
Assets
Investments:
Securities available-for-sale, at fair value:
Fixed maturity securities (cost $24,189.9 and $25,197.2)	$24,086.1	$25,275.4
Equity securities (cost $28.7 and $28.5)	33.3	34.4
Mortgage loans on real estate, net	7,840.2	8,202.2
Real estate, net	25.3	54.8
Policy loans	676.1	639.2
Other long-term investments	583.0	598.9
Short-term investments, including amounts managed by a related party	1,174.7	1,722.0

Total investments	34,418.7	36,526.9
Cash	1.4	0.5
Accrued investment income	356.5	323.6
Deferred policy acquisition costs	3,958.7	3,758.0
Other assets	2,431.5	2,001.5
Assets held in separate accounts	70,506.2	67,351.9

Total assets	$111,673.0	$109,962.4

Liabilities and Shareholder’s Equity
Liabilities:
Future policy benefits and claims	$32,821.7	$34,409.4
Short-term debt	444.1	75.2
Long-term debt, payable to NFS	700.0	700.0
Other liabilities	2,931.8	2,980.2
Liabilities related to separate accounts	70,506.2	67,351.9

Total liabilities	107,403.8	105,516.7

Shareholder’s equity:
Common stock, $1 par value; authorized - 5.0 shares; issued and outstanding - 3.8 shares	3.8	3.8
Additional paid-in capital	274.4	274.4
Retained earnings	4,058.6	4,138.8
Accumulated other comprehensive (loss) income	(67.6)	28.7

Total shareholder’s equity	4,269.2	4,445.7

Total liabilities and shareholder’s equity	$111,673.0	$109,962.4

See accompanying notes to condensed consolidated financial statements.

NATIONWIDE LIFE INSURANCE COMPANY AND SUBSIDIARIES

(a wholly-owned subsidiary of Nationwide Financial Services, Inc.)

Condensed Consolidated Statements of Changes in Shareholder’s Equity

Nine Months Ended September 30, 2007 and 2006

(Unaudited)

(in millions)

	Common stock	Additional paid-in capital	Retained earnings	Accumulated other comprehensive income (loss)	Total shareholder’s equity
Balance as of December 31, 2005	$3.8	$274.4	$3,894.4	$93.6	$4,266.2

Dividends to NFS	—	—	(210.0)	—	(210.0)

Comprehensive income:
Net income	—	—	480.9	—	480.9
Other comprehensive loss, net of taxes	—	—	—	(42.6)	(42.6)

Total comprehensive income					438.3

Balance as of September 30, 2006	$3.8	$274.4	$4,165.3	$51.0	$4,494.5

Balance as of December 31, 2006	$3.8	$274.4	$4,138.8	$28.7	$4,445.7

Dividends to NFS	—	—	(475.0)	—	(475.0)

Comprehensive income:
Net income	—	—	394.8	—	394.8
Other comprehensive loss, net of taxes	—	—	—	(96.3)	(96.3)

Total comprehensive income					298.5

Balance as of September 30, 2007	$3.8	$274.4	$4,058.6	$(67.6)	$4,269.2

See accompanying notes to condensed consolidated financial statements.

NATIONWIDE LIFE INSURANCE COMPANY AND SUBSIDIARIES

(a wholly-owned subsidiary of Nationwide Financial Services, Inc.)

Condensed Consolidated Statements of Cash Flows

(Unaudited)

(in millions)

	Nine months ended September 30,
	2007	2006
Cash flows from operating activities:
Net income	$394.8	$480.9
Adjustments to reconcile net income to net cash provided by operating activities:
Net realized losses on investments, hedgining instruments and hedged items	35.3	6.2
Interest credited to policyholder account values	952.8	998.8
Capitalization of deferred policy acquisition costs	(444.5)	(407.3)
Amortization of deferred policy acquisition costs	252.3	344.4
Amortization and depreciation	22.6	40.3
Increase in other assets	(266.6)	(413.2)
Increase in policy and other liabilities	268.7	440.3
Other, net	9.1	—

Net cash provided by operating activities	1,224.5	1,490.4

Cash flows from investing activities:
Proceeds from maturity of securities available-for-sale	3,243.9	3,666.1
Proceeds from sale of securities available-for-sale	3,884.4	2,156.6
Proceeds from repayments or sales of mortgage loans on real estate	1,941.7	1,777.2
Cost of securities available-for-sale acquired	(6,418.8)	(4,350.0)
Cost of mortgage loans on real estate originated or acquired	(1,579.4)	(1,561.8)
Net decrease in short-term investments	547.3	59.3
Collateral paid – securities lending, net	(68.1)	(296.7)
Other, net	53.0	29.3

Net cash provided by investing activities	1,604.0	1,480.0

Cash flows from financing activities:
Net increase (decrease) in short-term debt	368.9	(163.7)
Cash dividends paid to NFS	(475.0)	(210.0)
Investment and universal life insurance product deposits	3,019.5	1,625.4
Investment and universal life insurance product withdrawals	(5,741.0)	(4,220.5)

Net cash used in financing activities	(2,827.6)	(2,968.8)

Net increase in cash	0.9	1.6
Cash, beginning of period	0.5	0.9

Cash, end of period	$1.4	$2.5

See accompanying notes to condensed consolidated financial statements.

NATIONWIDE LIFE INSURANCE COMPANY AND SUBSIDIARIES

(a wholly-owned subsidiary of Nationwide Financial Services, Inc.)

Notes to Condensed Consolidated Financial Statements (Unaudited)

September 30, 2007 and 2006

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

(2)	Summary of Significant Accounting Policies

A complete summary of the Company’s significant accounting policies is included in Note 2 to the audited consolidated financial statements included in the Company’s 2006 Annual Report on Form 10-K. There have been no material changes to these policies since December 31, 2006 except as noted below.

Change in Accounting Principle

Historically, the Company accrued for legal costs associated with litigation defense and regulatory investigations by estimating the ultimate costs of such activity. Beginning April 1, 2007, the Company’s accrual for such legal expenses includes only the amount for services that have been provided but not yet paid. The Company believes the newly adopted accounting principle is preferable because it more accurately reflects expenses in the periods in which they are incurred. The Company continues to estimate and accrue the ultimate amounts expected to be paid for litigation and regulatory investigation loss contingencies. The Company has presented its condensed consolidated financial statements and accompanying notes as applicable for all periods presented to retroactively apply the adoption of this change in accounting principle.

The following table summarizes the impact of the change in accounting principle described above for the periods indicated:

	Three months ended September 30,		Nine months ended September 30,
(in millions)	2007	2006	2007	2006
Other operating expenses	$—	$5.3	$2.8	$6.5
Net income	—	(3.4)	(1.9)	(4.1)

The cumulative effect of the change on retained earnings as of January 1, 2006 was an $11.0 million increase.

NATIONWIDE LIFE INSURANCE COMPANY AND SUBSIDIARIES

(a wholly-owned subsidiary of Nationwide Financial Services, Inc.)

Notes to Condensed Consolidated Financial Statements (Unaudited), Continued

September 30, 2007 and 2006

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

For investment and universal life insurance products, DAC is being amortized with interest over the lives of the policies in relation to the present value of estimated gross profits from projected interest margins, asset fees, cost of insurance charges, administration fees, surrender charges, and net realized gains and losses less policy benefits and policy maintenance expenses. The DAC asset related to investment and universal life insurance products is adjusted to reflect the impact of unrealized gains and losses on fixed maturity securities available-for-sale, as described in Note 2(b) to the audited consolidated financial statements included in the Company’s 2006 Annual Report on Form 10-K.

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

Changes in assumptions can have a significant impact on the amount of DAC reported for investment and universal life insurance products and their related amortization patterns. In the event actual experience differs from assumptions or future assumptions are revised, the Company is required to record an increase or decrease in DAC amortization expense, which could be significant. In general, increases in the estimated general and separate account returns result in increased expected future profitability and may lower the rate of DAC amortization, while increases in lapse/surrender and mortality assumptions reduce the expected future profitability of the underlying business and may increase the rate of DAC amortization.

Management evaluates the appropriateness of the individual variable annuity DAC balance within pre-set parameters. These parameters are designed to appropriately reflect the Company’s long-term expectations with respect to individual variable annuity contracts while also evaluating the potential impact of short-term experience on the Company’s recorded individual variable annuity DAC balance. If the recorded balance of individual variable annuity DAC falls outside of these parameters for a prescribed period of time, or if the recorded balance falls outside of these parameters and management determines it is not reasonably possible to get back within the parameters during this period of time, assumptions are required to be unlocked, and DAC is recalculated using revised best estimate assumptions. When DAC assumptions are unlocked and revised, the Company continues to use the reversion to the mean process. See below for a discussion of current year assumption changes.

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

NATIONWIDE LIFE INSURANCE COMPANY AND SUBSIDIARIES

(a wholly-owned subsidiary of Nationwide Financial Services, Inc.)

Notes to Condensed Consolidated Financial Statements (Unaudited), Continued

September 30, 2007 and 2006

Primarily as a result of favorable trends in the financial markets, the investment performance of the Company’s separate accounts has outperformed the Company’s previously established long-term net annual growth rate assumption of approximately 8%. At the end of the second quarter of 2007, the Company determined as part of its regular quarterly analysis of DAC that the overall profitability of separate account products is expected to exceed previous estimates due to these favorable financial market trends. Accordingly, the Company unlocked its DAC assumptions after completing a comprehensive review of assumptions used to project DAC and other related balances, including sales inducement assets, unearned revenue reserves, and guaranteed minimum death and income benefit reserves. This review covered all assumptions including expected separate account investment returns during the three-year reversion period, lapse rates, mortality and expenses. Additionally, while the Company estimates that the overall profitability of its variable products has improved, it also expects the long-term net growth in separate account investment performance to moderate. As a result of its current analysis, including its evaluation of ongoing trends and expectations regarding financial market performance, the Company reduced its long-term net separate account growth rate assumption from approximately 8% to approximately 7%. The Company unlocked assumptions, as appropriate, for all investment and variable universal life insurance products in order to remain consistent across product lines using revised assumptions which reflect the Company’s current best estimate of future events. Therefore, in the second quarter of 2007, the Company recorded a net increase in DAC and a benefit to DAC amortization and other related balances totaling $221.6 million pre-tax, which was reported in the following segments in the pre-tax amounts indicated: Individual Investments - $196.4 million; Retirement Plans - $10.5 million; and Individual Protection - $14.7 million.

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

During the second quarter of 2007, the Company added a new feature to its existing guaranteed minimum withdrawal benefit rider, Lifetime Income (L.INC). This new feature results in a substantial change in the existing contracts and, therefore, an extinguishment of the DAC associated with those contracts pursuant to Statement of Position (SOP) 05-1, Accounting by Insurance Enterprises for Deferred Acquisition Costs in Connection with Modifications or Exchanges of Insurance Contracts (SOP 05-1). As a result, existing DAC and other related balances were eliminated resulting in a $135.0 million pre-tax charge impacting the Individual Investments segment.

(3)	Recently Issued Accounting Standards

In June 2007, the Accounting Standards Executive Committee (AcSEC) of the American Institute of Certified Public Accountants (AICPA) issued SOP 07-1, Clarification of the Scope of the Audit and Accounting Guide Investment Companies and Accounting by Parent Companies and Equity Method Investors for Investments in Investment Companies (SOP 07-1). SOP 07-1 provides guidance for determining whether an entity is within the scope of the AICPA Audit and Accounting Guide Investment Companies (the Guide). For those entities that are investment companies under SOP 07-1, this SOP also addresses whether the specialized industry accounting principles of the Guide (i.e., fair value accounting) should be retained by a parent company in consolidation or by an investor that has the ability to exercise significant influence over the investment company and applies the equity method of accounting to its investment in the entity (referred to as an equity method investor). In addition, SOP 07-1 includes certain disclosure requirements for parent companies and equity method investors in investment companies that retain investment company accounting in the parent company’s consolidated financial statements or the financial statements of an equity method investor. The provisions of SOP 07-1 were effective for fiscal years beginning on or after December 15, 2007. On October 17, 2007, the Financial Accounting Standards Board (FASB) proposed to defer the effective date indefinitely. The Company will monitor the FASB and AICPA deliberations and ultimate decision regarding this standard.

NATIONWIDE LIFE INSURANCE COMPANY AND SUBSIDIARIES

(a wholly-owned subsidiary of Nationwide Financial Services, Inc.)

Notes to Condensed Consolidated Financial Statements (Unaudited), Continued

September 30, 2007 and 2006

In April 2007, the FASB issued FASB Staff Position (FSP) FIN 39-1, An Amendment of FASB Interpretation No. 39 (FSP FIN 39-1). FSP FIN 39-1 addresses whether a reporting entity that is party to a master netting arrangement can offset fair value amounts recognized for the right to reclaim cash collateral (a receivable) or the obligation to return cash collateral (a payable) against fair value amounts recognized for derivative instruments that have been offset under the same master netting arrangement in accordance with paragraph 10 of Interpretation 39. FSP FIN 39-1 is effective for fiscal years beginning after November 15, 2007, with early application permitted. FSP FIN 39-1 is not expected to have a material impact on the Company’s financial position or results of operations upon adoption.

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

In September 2006, the FASB issued SFAS 157. SFAS 157 provides enhanced guidance for using fair value to measure assets and liabilities and requires new disclosures about fair value measurements. SFAS 157 also provides guidance regarding the extent to which companies measure assets and liabilities at fair value, the information used to measure fair value, and the effect of fair value measurements on earnings. For assets and liabilities that are measured at fair value on a recurring basis in periods subsequent to initial recognition, the reporting entity shall disclose information that enables financial statement users to assess the inputs used to develop those measurements. For recurring fair value measurements using significant unobservable inputs, the reporting entity shall disclose the effect of the measurements on earnings for the period. SFAS 157 applies whenever other standards require (or permit) assets or liabilities to be measured at fair value but does not expand the use of fair value in any new circumstances. SFAS 157 is effective for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years, with early adoption permitted. The Company currently is evaluating the impact of adopting SFAS 157.

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

September 30, 2007 and 2006

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

September 30, 2007 and 2006

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

During the second quarter of 2007, the Company recorded $6.8 million of net federal income tax expense adjustments primarily related to differences between the 2006 estimated tax liability and the amounts expected to be reported on the Company’s 2006 tax returns when filed. The Company recorded an additional $1.5 million of such adjustments during the third quarter of 2007.

Through June 2006, the Company’s federal income tax returns for tax years 2000-2002 were under Internal Revenue Service (IRS) examination pursuant to a routine audit. In accordance with its regular practice, management established tax reserves representing its best estimate of additional amounts the Company could be required to pay if certain positions it had taken were challenged and ultimately denied by the IRS with respect to these tax years. These reserves are reviewed regularly and are adjusted as events occur that management believes impacts the Company’s liability for additional taxes, such as lapsing of applicable statutes of limitations; conclusion of tax audits or substantial agreement on the deductibility/non-deductibility of uncertain items; additional exposure based on current calculations; identification of new issues; release of administrative guidance; or rendering of a court decision affecting a particular tax issue. A significant component of the Company’s tax reserve as of December 31, 2005 was related to the separate account dividends received deduction (DRD). See “Tax Matters” in Note 6 for more information regarding DRD.

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

Total federal income tax expense differs from the amount computed by applying the U.S. federal income tax rate to income from continuing operations before federal income tax expense as follows for the periods indicated:

	Three months ended September 30,
	2007		2006
(dollars in millions)	Amount	%	Amount	%
Computed (expected) tax expense	$46.3	35.0	$61.5	35.0
DRD	(18.4)	(13.9)	(10.5)	(6.0)
Other, net	(0.5)	(0.4)	(2.1)	(1.2)

Total	$27.4	20.7	$48.9	27.8

NATIONWIDE LIFE INSURANCE COMPANY AND SUBSIDIARIES

(a wholly-owned subsidiary of Nationwide Financial Services, Inc.)

Notes to Condensed Consolidated Financial Statements (Unaudited), Continued

September 30, 2007 and 2006

	Nine months ended September 30,
	2007		2006
(dollars in millions)	Amount	%	Amount	%
Computed (expected) tax expense	$186.1	35.0	$168.5	35.0
Reserve release	—	—	(110.9)	(23.0)
DRD	(47.5)	(8.9)	(44.3)	(9.2)
Other, net	(7.8)	(1.5)	(12.9)	(2.7)

Total	$130.8	24.6	$0.4	0.1

(5)	Shareholder’s Equity

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

The following table summarizes the Company’s other comprehensive (loss) income, before and after federal income tax benefit (expense), for the periods indicated:

	Three months ended September 30,		Nine months ended September 30,
(in millions)	2007	2006	2007	2006
Net unrealized (losses) gains on securities available-for-sale arising during the period:
Net unrealized gains (losses) before adjustments	$55.4	$505.0	$(212.8)	$(131.0)
Net adjustment to deferred policy acquisition costs	(40.2)	(121.8)	17.7	31.7
Net adjustment to future policy benefits and claims	(9.8)	(31.2)	18.7	25.2
Related federal income tax (expense) benefit	(2.2)	(123.3)	61.4	25.9

Net unrealized gains (losses)	3.2	228.7	(115.0)	(48.2)

Reclassification adjustment for net realized losses (gains) on securities available-for-sale realized during the period:
Net unrealized losses (gains)	8.3	(13.2)	29.5	5.6
Related federal income tax (benefit) expense	(2.9)	4.6	(10.3)	(2.0)

Net reclassification adjustment	5.4	(8.6)	19.2	3.6

Other comprehensive income (loss) on securities available-for-sale	8.6	220.1	(95.8)	(44.6)

Accumulated net holding (losses) gains on cash flow hedges:
Unrealized holding (losses) gains	(17.6)	1.1	(0.7)	3.1
Related federal income tax benefit (expense)	6.1	(0.4)	0.2	(1.1)

Other comprehensive (losses) income on cash flow hedges	(11.5)	0.7	(0.5)	2.0

Total other comprehensive (loss) income	$(2.9)	$220.8	$(96.3)	$(42.6)

Adjustments for net realized gains and losses on the ineffective portion of cash flow hedges were immaterial during the three and nine month periods ended September 30, 2007 and 2006.

NATIONWIDE LIFE INSURANCE COMPANY AND SUBSIDIARIES

(a wholly-owned subsidiary of Nationwide Financial Services, Inc.)

Notes to Condensed Consolidated Financial Statements (Unaudited), Continued

September 30, 2007 and 2006

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

September 30, 2007 and 2006

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

On July 11, 2007, NLIC was named in a lawsuit filed in the United States District Court for the Western District of Washington at Tacoma entitled Jerre Daniels-Hall and David Hamblen, Individually and on behalf of All Others Similarly Situated v. National Education Association, NEA Member Benefits Corporation, Nationwide Life Insurance Company, Security Benefit Life Insurance Company, Security Benefit Group, Inc., Security Distributors, Inc., et. al. The plaintiff seeks to represent a class of all current or former National Education Association (NEA) members who participated in the NEA Valuebuilder 403(b) program at any time between January 1, 1991 and the present (and their heirs and/or beneficiaries). The plaintiffs allege that the defendants violated the Employee Retirement Income Security Act of 1974, as amended (ERISA) by failing to prudently and loyally manage plan assets, by failing to provide complete and accurate information, by engaging in prohibited transactions, and by breaching their fiduciary duties when they failed to prevent other fiduciaries from breaching their fiduciary duties. The complaint seeks to have the defendants restore all losses to the plan, restoration of plan assets and profits to participants, disgorgement of endorsement fees, disgorgement of service fee payments, disgorgement of excessive fees charged to plan participants, other unspecified relief for restitution, declaratory and injunctive relief, and attorneys’ fees. On October 12, 2007, NLIC filed a motion to dismiss. NLIC intends to defend this lawsuit vigorously.

On November 15, 2006, Nationwide Financial Services, Inc. (NFS), NLIC and Nationwide Retirement Solutions, Inc. (NRS) were named in a lawsuit filed in the United States District Court for the Southern District of Ohio entitled Kevin Beary, Sheriff of Orange County, Florida, In His Official Capacity, Individually and On Behalf of All Others Similarly Situated v. Nationwide Life Insurance Co., Nationwide Retirement Solutions, Inc. and Nationwide Financial Services, Inc. The plaintiff seeks to represent a class of all sponsors of 457(b) deferred compensation plans in the United States that had variable annuity contracts with the defendants at any time during the class period, or in the alternative, all sponsors of 457(b) deferred compensation plans in Florida that had variable annuity contracts with the defendants during the class period. The class period is from January 1, 1996 until the class notice is provided. The plaintiff alleges that the defendants breached their fiduciary duties by arranging for and retaining service payments from certain mutual funds. The complaint seeks an accounting, a declaratory judgment, a permanent injunction and disgorgement or restitution of the service fee payments allegedly received by the defendants, including interest. On January 25, 2007, NFS, NLIC and NRS filed a motion to dismiss. On September 17, 2007, the Court granted the motion to dismiss. On October 1, 2007, the plaintiff filed a motion to vacate judgment and for leave to file an amended complaint. NFS, NLIC and NRS continue to defend this lawsuit vigorously.

On February 11, 2005, NLIC was named in a class action lawsuit filed in Common Pleas Court, Franklin County, Ohio entitled Michael Carr v. Nationwide Life Insurance Company. The complaint seeks recovery for breach of contract, fraud by omission, violation of the Ohio Deceptive Trade Practices Act and unjust enrichment. The complaint also seeks unspecified compensatory damages, disgorgement of all amounts in excess of the guaranteed maximum premium and attorneys’ fees. On February 2, 2006, the court granted the plaintiff’s motion for class certification on the breach of contract and unjust enrichment claims. The court certified a class consisting of all residents of the United States and the Virgin Islands who, during the class period, paid premiums on a modal basis to NLIC for term life insurance policies issued by NLIC during the class period that provide for guaranteed maximum premiums, excluding certain specified products. Excluded from the class are NLIC; any parent, subsidiary or affiliate of NLIC; all employees, officers and directors of NLIC; and any justice, judge or magistrate judge of the State of Ohio who may hear the case. The class period is from February 10, 1990 through February 2, 2006, the date the class was certified. On January 26, 2007, the plaintiff filed a motion for summary judgment. On April 30, 2007, NLIC filed a motion for summary judgment. On August 31, 2007, the court heard oral argument on the motions for summary judgment. NLIC continues to defend this lawsuit vigorously.

NATIONWIDE LIFE INSURANCE COMPANY AND SUBSIDIARIES

(a wholly-owned subsidiary of Nationwide Financial Services, Inc.)

Notes to Condensed Consolidated Financial Statements (Unaudited), Continued

September 30, 2007 and 2006

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

On January 21, 2004, NLIC, Nationwide Life Insurance Company of America, Nationwide Life and Annuity Insurance Company, NFS and Nationwide Financial Corporation (collectively referred to as the Companies) were named in a lawsuit filed in the United States District Court for the Northern District of Mississippi entitled United Investors Life Insurance Company v. Nationwide Life Insurance Company and/or Nationwide Life Insurance Company of America and/or Nationwide Life and Annuity Insurance Company and/or Nationwide Life and Annuity Company of America and/or Nationwide Financial Services, Inc. and/or Nationwide Financial Corporation, and John Does A-Z. In its complaint, the plaintiff alleges that the Companies and/or their affiliated life insurance companies caused the replacement of variable insurance policies and other financial products issued by United Investors with policies issued by the Companies. The plaintiff raises claims for (1) violations of the Federal Lanham Act, and common law unfair competition and defamation; (2) tortious interference with the plaintiff’s contractual relationship with Waddell & Reed, Inc. and/or its affiliates, Waddell & Reed Financial, Inc., Waddell & Reed Financial Services, Inc. and W&R Insurance Agency, Inc., or with the plaintiff’s contractual relationships with its variable policyholders; (3) civil conspiracy; and (4) breach of fiduciary duty. The complaint seeks compensatory damages, punitive damages, pre- and post-judgment interest, a full accounting, a constructive trust and costs and disbursements, including attorneys’ fees. On June 15, 2006, the District Court dismissed the plaintiff’s entire case with prejudice. On May 30, 2007, the Fifth Circuit Court of Appeals affirmed the District Court’s dismissal of the entire case. The plaintiff did not pursue an appeal.

On August 15, 2001, NFS and NLIC were named in a lawsuit filed in the United States District Court for the District of Connecticut entitled Lou Haddock, as trustee of the Flyte Tool & Die, Incorporated Deferred Compensation Plan, et al v. Nationwide Financial Services, Inc. and Nationwide Life Insurance Company. Currently, the plaintiffs’ fifth amended complaint, filed March 21, 2006, purports to represent a class of qualified retirement plans under ERISA that purchased variable annuities from NLIC. The plaintiffs allege that they invested ERISA plan assets in their variable annuity contracts and that NLIC and NFS breached ERISA fiduciary duties by allegedly accepting service payments from certain mutual funds. The complaint seeks disgorgement of some or all of the payments allegedly received by NLIC and NFS, other unspecified relief for restitution, declaratory and injunctive relief, and attorneys’ fees. To date, the District Court has rejected the plaintiffs’ request for certification of the alleged class. On September 25, 2007, NFS’ and NLIC’s motion to dismiss the plaintiffs’ fifth amended complaint was denied. On October 12, 2007, NFS and NLIC filed their answer to the plaintiffs’ fifth amended complaint and amended counterclaims. NFS and NLIC continue to defend this lawsuit vigorously.

NATIONWIDE LIFE INSURANCE COMPANY AND SUBSIDIARIES

(a wholly-owned subsidiary of Nationwide Financial Services, Inc.)

Notes to Condensed Consolidated Financial Statements (Unaudited), Continued

September 30, 2007 and 2006

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

The separate account DRD is a significant component of the Company’s federal income tax provision. On August 16, 2007, the IRS issued Revenue Ruling 2007-54. This ruling took a position with respect to the DRD that could have significantly reduced the Company’s DRD. The Company believes that the position taken by the IRS in the ruling was contrary to existing law and the relevant legislative history.

In Revenue Ruling 2007-61, released September 25, 2007, the IRS and the U.S. Department of the Treasury suspended Revenue Ruling 2007-54 and informed taxpayers of their intention to address certain issues in connection with the DRD in future tax regulations. Final tax regulations could impact the Company’s DRD in periods subsequent to their effective date.

(7)	Guarantees

Since 2001, the Company has sold $628.7 million of credit enhanced equity interests in Low-Income-Housing Tax Credit Funds (Tax Credit Funds) to unrelated third parties. The Company has guaranteed cumulative after-tax yields to the third party investors ranging from 3.75% to 5.25% over periods ending between 2002 and 2022. As of September 30, 2007, the Company held guarantee reserves totaling $6.3 million on these transactions. These guarantees are in effect for periods of approximately 15 years each. The Tax Credit Funds provide a stream of tax benefits to the investors that will generate a yield and return of capital. If the tax benefits are not sufficient to provide these cumulative after-tax yields, then the Company must fund any shortfall, which is mitigated by stabilization collateral set aside by the Company at the inception of the transactions. The maximum amount of undiscounted future payments that the Company could be required to pay the investors under the terms of the guarantees is $1.29 billion. The Company does not anticipate making any material payments related to these guarantees.

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

NATIONWIDE LIFE INSURANCE COMPANY AND SUBSIDIARIES

(a wholly-owned subsidiary of Nationwide Financial Services, Inc.)

Notes to Condensed Consolidated Financial Statements (Unaudited), Continued

September 30, 2007 and 2006

(8)	Variable Interest Entities

As of September 30, 2007 and December 31, 2006, the Company had relationships with 18 variable interest entities (VIEs), each of which the Company was the primary beneficiary. Each VIE is a conduit that assists the Company in structured products transactions involving the sale of Tax Credit Funds to third party investors for which the Company provides guaranteed returns (see Note 7). The results of operations and financial position of these VIEs are included along with corresponding minority interest liabilities in the accompanying condensed consolidated financial statements.

VIE net assets were $464.9 million and $445.5 million as of September 30, 2007 and December 31, 2006, respectively. The following table summarizes the components of net assets as the dates indicated:

(in millions)	September 30, 2007	December 31, 2006
Other long-term investments	$418.8	$432.5
Short-term investments	26.7	33.7
Other assets	51.2	37.8
Other liabilities	(31.8)	(58.5)

The Company’s total loss exposure from VIEs of which the Company is the primary beneficiary was immaterial as of September 30, 2007 and December 31, 2006 (except for the impact of guarantees disclosed in Note 7).

In addition to the VIEs described above, the Company holds variable interests, in the form of limited partnerships or similar investments, in Tax Credit Funds of which the Company is not the primary beneficiary. These investments have been held by the Company for periods of 1 to 10 years and allow the Company to utilize certain tax credits and realize other tax benefits from affordable housing projects. The Company also has certain investments in other securitization transactions that qualify as VIEs, but of which the Company is not the primary beneficiary. The total exposure to loss on these VIEs was $176.6 million and $118.9 million as of September 30, 2007 and December 31, 2006, respectively.

NATIONWIDE LIFE INSURANCE COMPANY AND SUBSIDIARIES

(a wholly-owned subsidiary of Nationwide Financial Services, Inc.)

Notes to Condensed Consolidated Financial Statements (Unaudited), Continued

September 30, 2007 and 2006

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

NATIONWIDE LIFE INSURANCE COMPANY AND SUBSIDIARIES

(a wholly-owned subsidiary of Nationwide Financial Services, Inc.)

Notes to Condensed Consolidated Financial Statements (Unaudited), Continued

September 30, 2007 and 2006

The following tables summarize the Company’s business segment operating results for the periods indicated:

	Three months ended September 30, 2007
(in millions)	Individual Investments	Retirement Plans	Individual Protection	Corporate and Other	Total
Revenues:
Policy charges	$165.2	$34.7	$102.7	$—	$302.6
Traditional life insurance and immediate annuity premiums	29.4	—	39.5	—	68.9
Net investment income	145.2	158.2	81.1	92.8	477.3
Net realized losses on investments, hedging instruments and hedged items [1]	—	—	—	(17.5)	(17.5)
Other income	2.5	—	—	(0.9)	1.6

Total revenues	342.3	192.9	223.3	74.4	832.9

Benefits and expenses:
Interest credited to policyholder account values	103.7	109.5	44.5	55.7	313.4
Life insurance and annuity benefits	52.6	—	69.3	—	121.9
Policyholder dividends on participating policies	—	—	6.7	—	6.7
Amortization of DAC	79.8	9.2	23.7	(4.2)	108.5
Interest expense on debt	—	—	—	18.8	18.8
Other operating expenses	49.7	38.7	39.6	3.3	131.3

Total benefits and expenses	285.8	157.4	183.8	73.6	700.6

Income from continuing operations before federal income tax expense	56.5	35.5	39.5	0.8	$132.3

Less: net realized losses on investments, hedging instruments and hedged items [1]	—	—	—	17.5
Less: adjustment to amortization related to net realized gains and losses	—	—	—	(4.2)

Pre-tax operating earnings	$56.5	$35.5	$39.5	$14.1

[1]	Excluding periodic net coupon settlements on non-qualifying derivatives and net realized gains and losses related to securitizations.

NATIONWIDE LIFE INSURANCE COMPANY AND SUBSIDIARIES

(a wholly-owned subsidiary of Nationwide Financial Services, Inc.)

Notes to Condensed Consolidated Financial Statements (Unaudited), Continued

September 30, 2007 and 2006

	Three months ended September 30, 2006
(in millions)	Individual Investments	Retirement Plans	Individual Protection	Corporate and Other	Total
Revenues:
Policy charges	$143.8	$34.2	$99.8	$—	$277.8
Traditional life insurance and immediate annuity premiums	37.4	—	38.8	—	76.2
Net investment income	188.6	160.4	83.0	84.9	516.9
Net realized gains on investments, hedging instruments and hedged items [1]	—	—	—	7.0	7.0
Other income	0.4	—	—	1.6	2.0

Total revenues	370.2	194.6	221.6	93.5	879.9

Benefits and expenses:
Interest credited to policyholder account values	125.0	109.6	46.3	54.9	335.8
Life insurance and annuity benefits	55.5	—	57.2	—	112.7
Policyholder dividends on participating policies	—	—	7.3	—	7.3
Amortization of DAC	79.5	9.7	17.7	(1.7)	105.2
Interest expense on debt	—	—	—	15.8	15.8
Other operating expenses	49.7	42.3	34.7	0.7	127.4

Total benefits and expenses	309.7	161.6	163.2	69.7	704.2

Income from continuing operations before federal income tax expense	60.5	33.0	58.4	23.8	$175.7

Net realized gains on investments, hedging instruments and hedged items [1]	—	—	—	(7.0)
Adjustment to amortization related to net realized gains and losses				(1.7)

Pre-tax operating earnings	$60.5	$33.0	$58.4	$15.1

[1]	Excluding periodic net coupon settlements on non-qualifying derivatives and net realized gains and losses related to securitizations.

NATIONWIDE LIFE INSURANCE COMPANY AND SUBSIDIARIES

(a wholly-owned subsidiary of Nationwide Financial Services, Inc.)

Notes to Condensed Consolidated Financial Statements (Unaudited), Continued

September 30, 2007 and 2006

	Nine months ended September 30, 2007
(in millions)	Individual Investments	Retirement Plans	Individual Protection	Corporate and Other	Total
Revenues:
Policy charges	$484.5	$104.0	$303.6	$—	$892.1
Traditional life insurance and immediate annuity premiums	93.0	—	118.6	—	211.6
Net investment income	468.1	477.5	245.3	297.1	1,488.0
Net realized losses on investments, hedging instruments and hedged items [1]	—	—	—	(34.9)	(34.9)
Other income	2.5	—	—	0.8	3.3

Total revenues	1,048.1	581.5	667.5	263.0	2,560.1

Benefits and expenses:
Interest credited to policyholder account values	323.4	326.5	132.6	170.3	952.8
Life insurance and annuity benefits	174.1	—	186.8	—	360.9
Policyholder dividends on participating policies	—	—	17.4	—	17.4
Amortization of DAC	192.0	17.7	51.8	(9.2)	252.3
Interest expense on debt	—	—	—	50.7	50.7
Other operating expenses	149.9	130.2	110.2	4.1	394.4

Total benefits and expenses	839.4	474.4	498.8	215.9	2,028.5

Income from continuing operations before federal income tax expense	208.7	107.1	168.7	47.1	$531.6

Less: net realized losses on investments, hedging instruments and hedged items [1]	—	—	—	34.9
Less: adjustment to amortization related to net realized gains and losses	—	—	—	(9.2)

Pre-tax operating earnings	$208.7	$107.1	$168.7	$72.8

[1]	Excluding periodic net coupon settlements on non-qualifying derivatives and net realized gains and losses related to securitizations.

NATIONWIDE LIFE INSURANCE COMPANY AND SUBSIDIARIES

(a wholly-owned subsidiary of Nationwide Financial Services, Inc.)

Notes to Condensed Consolidated Financial Statements (Unaudited), Continued

September 30, 2007 and 2006

	Nine months ended September 30, 2006
(in millions)	Individual Investments	Retirement Plans	Individual Protection	Corporate and Other	Total
Revenues:
Policy charges	$428.0	$125.0	$293.0	$—	$846.0
Traditional life insurance and immediate annuity premiums	103.8	—	126.2	—	230.0
Net investment income	567.8	476.2	245.6	257.1	1,546.7
Net realized losses on investments, hedging instruments and hedged items [1]	—	—	—	(10.7)	(10.7)
Other income	1.6	—	—	2.2	3.8

Total revenues	1,101.2	601.2	664.8	248.6	2,615.8

Benefits and expenses:
Interest credited to policyholder account values	382.1	330.5	135.2	151.0	998.8
Life insurance and annuity benefits	145.9	—	183.2	—	329.1
Policyholder dividends on participating policies	—	—	20.9	—	20.9
Amortization of DAC	261.9	30.4	60.3	(8.2)	344.4
Interest expense on debt	—	—	—	48.0	48.0
Other operating expenses	146.9	132.0	106.8	7.6	393.3

Total benefits and expenses	936.8	492.9	506.4	198.4	2,134.5

Income from continuing operations before federal income tax expense	164.4	108.3	158.4	50.2	$481.3

Less: net realized losses on investments, hedging instruments and hedged items [1]	—	—	—	10.7
Add: adjustment to amortization related to net realized gains and losses	—	—	—	(8.2)

Pre-tax operating earnings	$164.4	$108.3	$158.4	$52.7

[1]	Excluding periodic net coupon settlements on non-qualifying derivatives and net realized gains and losses related to securitizations.

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

The following table summarizes pre-tax operating earnings by segment for the periods indicated:

	Three months ended September 30,			Nine months ended September 30,
(in millions)	2007	2006	Change	2007	2006	Change
Individual Investments	$56.5	$60.5	(7)%	$208.7	$164.4	27%
Retirement Plans	35.5	33.0	8%	107.1	108.3	(1)%
Individual Protection	39.5	58.4	(32)%	168.7	158.4	7%
Corporate and Other	14.1	15.1	(7)%	72.8	52.7	38%

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

Management makes decisions concerning the sale of invested assets based on a variety of market, business, tax and other factors. All realized gains and losses generated by these sales, charges related to other-than-temporary impairments of available-for-sale securities and other investments, and changes in valuation allowances on mortgage loans on real estate are reported in net realized gains and losses on investments, hedging instruments and hedged items. Also included are changes in the fair values of derivatives qualifying as fair value hedges and the related changes in the fair values of hedged items; the ineffective, or excluded, portion of cash flow hedges; changes in the fair values of derivatives that do not qualify for hedge accounting treatment (non-qualifying derivatives); and periodic net coupon settlements on non-qualifying derivatives.

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

Profitability

The Company’s profitability largely depends on its ability to effectively price and manage risk on its various products, administer customer funds and control operating expenses. Lapse rates on existing contracts also impact profitability. The lapse rate and distribution of lapses affect surrender charges and impact DAC amortization assumptions when lapse experience changes significantly.

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

For investment and universal life insurance products, DAC is being amortized with interest over the lives of the policies in relation to the present value of estimated gross profits from projected interest margins, asset fees, cost of insurance charges, administration fees, surrender charges, and net realized gains and losses less policy benefits and policy maintenance expenses. The DAC asset related to investment and universal life insurance products is adjusted to reflect the impact of unrealized gains and losses on fixed maturity securities available-for-sale, as described in Note 2(b) to the audited consolidated financial statements included in the Company’s 2006 Annual Report on Form 10-K.

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

Changes in assumptions can have a significant impact on the amount of DAC reported for investment and universal life insurance products and their related amortization patterns. In the event actual experience differs from assumptions or future assumptions are revised, the Company is required to record an increase or decrease in DAC amortization expense, which could be significant. In general, increases in the estimated general and separate account returns result in increased expected future profitability and may lower the rate of DAC amortization, while increases in lapse/surrender and mortality assumptions reduce the expected future profitability of the underlying business and may increase the rate of DAC amortization.

Management evaluates the appropriateness of the individual variable annuity DAC balance within pre-set parameters. These parameters are designed to appropriately reflect the Company’s long-term expectations with respect to individual variable annuity contracts while also evaluating the potential impact of short-term experience on the Company’s recorded individual variable annuity DAC balance. If the recorded balance of individual variable annuity DAC falls outside of these parameters for a prescribed period of time, or if the recorded balance falls outside of these parameters and management determines it is not reasonably possible to get back within the parameters during this period of time, assumptions are required to be unlocked, and DAC is recalculated using revised best estimate assumptions. When DAC assumptions are unlocked and revised, the Company continues to use the reversion to the mean process. See below for a discussion of current year assumption changes.

For variable annuity products, the DAC balance is sensitive to the effects of changes in the Company’s estimates of gross profits, primarily due to the significant portion of the Company’s gross profits that are dependent upon the rate of return on assets held in separate accounts. This rate of return influences fees earned by the Company from these products and costs incurred by the Company associated with minimum contractual guarantees, as well as other sources of future expected gross profits. As previously stated, the Company’s current long-term assumption for net separate account investment performance is approximately 7% growth per year. In its ongoing evaluation of this assumption, the Company monitors its historical experience, market information and other relevant trends. To demonstrate the sensitivity of both the Company’s variable annuity product DAC balance, which was approximately $1.9 billion in aggregate at September 30, 2007, and related amortization, a 1% increase (to 8%) or decrease (to 6%) in the long-term assumption for net separate account investment performance would result in an approximately $20.0 million net increase or net decrease, respectively, in DAC amortization over the following year. These fluctuations are reasonably likely to occur. The information provided above considers only changes in the assumption for long-term net separate account investment performance and excludes changes in other assumptions used in the Company’s evaluation of DAC.

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

Primarily as a result of favorable trends in the financial markets, the investment performance of the Company’s separate accounts has outperformed the Company’s previously established long-term net annual growth rate assumption of approximately 8%. At the end of the second quarter of 2007, the Company determined as part of its regular quarterly analysis of DAC that the overall profitability of separate account products is expected to exceed previous estimates due to these favorable financial market trends. Accordingly, the Company unlocked its DAC assumptions after completing a comprehensive review of assumptions used to project DAC and other related balances, including sales inducement assets, unearned revenue reserves, and guaranteed minimum death and income benefit reserves. This review covered all assumptions including expected separate account investment returns during the three-year reversion period, lapse rates, mortality and expenses. Additionally, while the Company estimates that the overall profitability of its variable products has improved, it also expects the long-term net growth in separate account investment performance to moderate. As a result of its current analysis, including its evaluation of ongoing trends and expectations regarding financial market performance, the Company reduced its long-term net separate account growth rate assumption from approximately 8% to approximately 7%. The Company unlocked assumptions, as appropriate, for all investment and variable universal life insurance products in order to remain consistent across product lines using revised assumptions which reflect the Company’s current best estimate of future events. Therefore, in the second quarter of 2007, the Company recorded a net increase in DAC and a benefit to DAC amortization and other related balances totaling $221.6 million pre-tax, which was reported in the following segments in the pre-tax amounts indicated: Individual Investments - $196.4 million; Retirement Plans - $10.5 million; and Individual Protection - $14.7 million.

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

During the second quarter of 2007, the Company added a new feature to its existing guaranteed minimum withdrawal benefit rider, Lifetime Income (L.INC). This new feature results in a substantial change in the existing contracts and, therefore, an extinguishment of the DAC associated with those contracts pursuant to Statement of Position 05-1, Accounting by Insurance Enterprises for Deferred Acquisition Costs in Connection with Modifications or Exchanges of Insurance Contracts. As a result, existing DAC and other related balances were eliminated resulting in a $135.0 million pre-tax charge impacting the Individual Investments segment.

Results of Operations

Third Quarter – 2007 Compared to 2006

The following table summarizes the Company’s consolidated results of operations for the periods indicated:

	Three months ended September 30,
(in millions)	2007	2006	Change
Revenues:
Policy charges:
Asset fees	$187.4	$162.5	15%
Cost of insurance charges	75.0	70.6	6%
Administrative fees	25.6	26.2	(2)%
Surrender fees	14.6	18.5	(21)%

Total policy charges	302.6	277.8	9%
Traditional life insurance and immediate annuity premiums	68.9	76.2	(10)%
Net investment income	477.3	516.9	(8)%
Net realized (losses) gains on investments, hedging instruments and hedged items	(21.7)	10.5	NM
Other income	5.8	(1.5)	NM

Total revenues	832.9	879.9	(5)%

Benefits and expenses:
Interest credited to policyholder account values	313.4	335.8	(7)%
Life insurance and annuity benefits	121.9	112.7	8%
Policyholder dividends on participating policies	6.7	7.3	(8)%
Amortization of DAC	108.5	105.2	3%
Interest expense, primarily with NFS	18.8	15.8	19%
Other operating expenses	131.3	127.4	3%

Total benefits and expenses	700.6	704.2	(1)%

Income from continuing operations before federal income tax expense	132.3	175.7	(25)%
Federal income tax expense	27.4	48.9	(44)%

Net income	$104.9	$126.8	(17)%

The decrease in net income was driven by net realized losses on investments, hedging instruments and hedged items relative to net realized gains in 2006 and lower interest spread income, partially offset by higher asset fees.

The Company recorded net realized losses on investments, hedging instruments and hedged items in the third quarter of 2007 compared to net realized gains in the prior year quarter due to higher impairment charges in the current year.

Interest spread income declined primarily due to lower average yields and assets in the Individual Investments segment.

Asset fees increased primarily due to higher average separate account values driven by favorable market performance in the Individual Investments segment.

Year-to-Date – 2007 Compared to 2006

The following table summarizes the Company’s consolidated results of operations for the periods indicated:

	Nine months ended September 30,
(in millions)	2007	2006	Change
Revenues:
Policy charges:
Asset fees	$550.4	$488.0	13%
Cost of insurance charges	222.6	209.7	6%
Administrative fees	72.5	92.7	(22)%
Surrender fees	46.6	55.6	(16)%

Total policy charges	892.1	846.0	5%
Traditional life insurance and immediate annuity premiums	211.6	230.0	(8)%
Net investment income	1,488.0	1,546.7	(4)%
Net realized losses on investments, hedging instruments and hedged items	(35.3)	(6.2)	NM
Other income	3.7	(0.7)	NM

Total revenues	2,560.1	2,615.8	(2)%

Benefits and expenses:
Interest credited to policyholder account values	952.8	998.8	(5)%
Life insurance and annuity benefits	360.9	329.1	10%
Policyholder dividends on participating policies	17.4	20.9	(17)%
Amortization of DAC	252.3	344.4	(27)%
Interest expense, primarily with NFS	50.7	48.0	6%
Other operating expenses	394.4	393.3	—

Total benefits and expenses	2,028.5	2,134.5	(5)%

Income from continuing operations before federal income tax expense	531.6	481.3	10%
Federal income tax expense	130.8	0.4	NM

Income from continuing operations	400.8	480.9	(17)%
Cumulative effect of adoption of accounting principle, net of taxes	(6.0)	—	NM

Net income	394.8	480.9	(18)%

The decrease in net income primarily was driven by $110.9 million of tax reserves that were released into earnings during the second quarter of 2006. However, the Company recorded higher income from continuing operations before federal income tax expense primarily due to lower amortization of DAC and related adjustments as discussed previously and below and higher asset fees. Partially offsetting these improvements were increased amortization of DAC and annuity benefits related to modifications of features in the Company’s L.INC product; higher net realized losses on investments, hedging instruments and hedged items; lower administrative fees; and lower immediate annuity premiums.

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

Lower amortization of DAC primarily was due to the unlocking of DAC during the second quarter of 2007, which lowered amortization of DAC by $235.8 million. In addition, during the second quarter of 2007, the Company modified the features of its L.INC product within the Individual Investments segment. This modification resulted in a substantial change to the existing contracts and required the Company to extinguish existing DAC and certain other related balances related to this product, resulting in increased amortization of DAC of $124.0 million and increased annuity benefits of $11.0 million.

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

Net realized losses on investments, hedging instruments and hedged items increased due to higher impairment charges in the current year.

Lower administrative fees primarily were attributable to the Retirement Plans segment due to an $18.6 million policy adjustment in the second quarter of 2006 related to the surrender of a group fixed annuity contract.

Immediate annuity premiums declined due to lower interest rates relative to a year ago, which created a less favorable environment for immediate annuity product sales in the Individual Investments segment.

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

Third Quarter – 2007 Compared to 2006

The following table summarizes sales by product and segment for the periods indicated:

	Three months ended September 30,
(in millions)	2007	2006	Change
Individual Investments
Individual variable annuities:
The BEST of AMERICA products	$1,274.4	$1,096.6	16%
Private label annuities	118.5	94.8	25%

Total individual variable annuities	1,392.9	1,191.4	17%
Individual fixed annuities	36.6	56.4	(35)%
Income products	54.3	57.1	(5)%
Advisory services program	42.6	47.7	(11)%

Total Individual Investments	1,526.4	1,352.6	13%

Retirement Plans
Private sector:
Group products	264.2	305.9	(14)%
Public sector:
IRC Section 457 annuities	387.1	381.6	1%

Total Retirement Plans	651.3	687.5	(5)%

Individual Protection
Corporate-owned life insurance	54.4	67.7	(20)%
The BEST of AMERICA variable life series	112.8	107.2	5%
Traditional/universal life insurance	96.9	95.7	1%

Total Individual Protection	264.1	270.6	(2)%

Total sales	$2,441.8	$2,310.7	6%

See Part I – Financial Information, Item 2 – Management’s Narrative Analysis of the Results of Operations (MD&A) – Business Segments for an analysis of sales by product and segment.

The following table summarizes sales by distribution channel for the periods indicated:

	Three months ended September 30,
(in millions)	2007	2006	Change
Non-affiliated:
Independent broker/dealers	$726.0	$692.5	5%
Financial institutions	486.9	443.1	10%
Wirehouse and regional firms	485.8	413.9	17%
Pension plan administrators	64.1	70.2	(9)%
Life insurance specialists	12.9	46.3	(72)%

Total non-affiliated sales	1,775.7	1,666.0	7%

Affiliated:
NRS	393.3	388.3	1%
Nationwide agents	160.7	174.3	(8)%
NFN producers	70.6	60.7	16%
Mullin TBG	41.5	21.4	94%

Total affiliated sales	666.1	644.7	3%

Total sales	$2,441.8	$2,310.7	6%

The increase in total sales primarily was driven by higher individual variable annuity sales in the Individual Investments segment due to continued market acceptance of the Company’s products with living benefit riders, partially offset by lower sales in the Retirement Plans segment from the continued movement of pension business to NFS trust product offerings.

Higher sales in the wirehouse and regional firms, financial institutions and independent broker/dealers channels primarily were driven by variable annuity products, specifically products offering living benefit riders.

Year-to-Date – 2007 Compared to 2006

The following table summarizes sales by product and segment for the periods indicated:

	Nine months ended September 30,
(in millions)	2007	2006	Change
Individual Investments
Individual variable annuities:
The BEST of AMERICA products	$3,737.8	$3,125.4	20%
Private label annuities	289.2	264.5	9%

Total individual variable annuities	4,027.0	3,389.9	19%
Individual fixed annuities	112.8	140.4	(20)%
Income products	159.8	171.5	(7)%
Advisory services program	116.0	180.4	(36)%

Total Individual Investments	4,415.6	3,882.2	14%

Retirement Plans
Private sector:
Group products	878.3	1,018.1	(14)%
Public sector:
IRC Section 457 annuities	1,162.3	1,177.9	(1)%

Total Retirement Plans	2,040.6	2,196.0	(7)%

Individual Protection
Corporate-owned life insurance	411.2	496.6	(17)%
The BEST of AMERICA variable life series	329.3	327.4	1%
Traditional/universal life insurance	277.9	260.5	7%

Total Individual Protection	1,018.4	1,084.5	(6)%

Total sales	$7,474.6	$7,162.7	4%

See Part I – Financial Information, Item 2 – MD&A – Business Segments for an analysis of sales by product and segment.

The following table summarizes sales by distribution channel for the periods indicated:

	Nine months ended September 30,
(in millions)	2007	2006	Change
Non-affiliated:
Independent broker/dealers	$2,143.1	$2,096.5	2%
Financial institutions	1,454.0	1,290.6	13%
Wirehouse and regional firms	1,364.5	1,102.3	24%
Life insurance specialists	192.3	302.9	(37)%
Pension plan administrators	216.8	261.7	(17)%

Total non-affiliated sales	5,370.7	5,054.0	6%

Affiliated:
NRS	1,180.7	1,195.2	(1)%
Nationwide agents	514.9	540.6	(5)%
Mullin TBG	219.0	194.5	13%
NFN producers	189.3	178.4	6%

Total affiliated sales	2,103.9	2,108.7	—

Total sales	$7,474.6	$7,162.7	4%

The increase in total sales primarily was driven by higher individual variable annuity sales in the Individual Investments segment due to continued market acceptance of the Company’s products with living benefit riders, partially offset by lower COLI sales in the Individual Protection segment due to the addition of two large COLI cases during the first quarter of 2006 and lower sales in the Retirement Plans segment from the continued movement of pension business to NFS trust product offerings.

Higher sales in the wirehouse and regional firms and financial institutions channels primarily were driven by variable annuity products, specifically products offering living benefit riders.

Sales decreased through the life insurance specialists channel due to the decline in COLI activity mentioned above.

Business Segments

Individual Investments

Third Quarter – 2007 Compared to 2006

The following table summarizes selected financial data for the Company’s Individual Investments segment for the periods indicated:

	Three months ended September 30,
(dollars in millions)	2007	2006	Change
Statements of Income Data
Revenues:
Policy charges:
Asset fees	$146.8	$123.9	18%
Administrative fees	7.0	5.5	27%
Surrender fees	11.4	14.4	(21)%

Total policy charges	165.2	143.8	15%
Premiums on income products	29.4	37.4	(21)%
Net investment income	145.2	188.6	(23)%
Other income	2.5	0.4	NM

Total revenues	342.3	370.2	(8)%

Benefits and expenses:
Interest credited to policyholder account values	103.7	125.0	(17)%
Benefits and claims	52.6	55.5	(5)%
Amortization of DAC	79.8	79.5	—
Other operating expenses	49.7	49.7	—

Total benefits and expenses	285.8	309.7	(8)%

Pre-tax operating earnings	$56.5	$60.5	(7)%

Other Data
Interest spread margin:
Net investment income	5.56%	5.96%
Interest credited	3.78%	3.81%

Interest spread on average general account values	1.78%	2.15%

Sales:
Individual variable annuities	$1,392.9	$1,191.4	17%
Individual fixed annuities	36.6	56.4	(35)%
Income products	54.3	57.1	(5)%
Advisory services program	42.6	47.7	(11)%

Total sales	$1,526.4	$1,352.6	13%

Average account values:
General account	$10,980.1	$13,102.3	(16)%
Separate account	42,176.2	36,462.3	16%
Advisory services program	656.6	528.7	24%

Total average account values	$53,812.9	$50,093.3	7%

Pre-tax operating earnings to average account values	0.42%	0.48%

The decline in pre-tax operating earnings was driven by lower interest spread income and premiums on income products, partially offset by higher asset fees.

Interest spread income declined due to three factors. First, interest spread margins declined during the third quarter of 2007 to 178 basis points compared to 215 basis points in the same quarter a year ago. Long-duration higher yielding investments rolling over into lower yielding assets drove the margin compression and accounted for $8.3 million in reduced income. Second, general account assets decreased due to fixed annuity outflows, reducing income by $8.0 million. Third, the current quarter included only 9 basis points, or $2.4 million, of income from mortgage loan prepayments and bond call premiums compared to 25 basis points, or $8.1 million, in the same quarter a year ago.

Lower immediate annuity premiums were due to lower interest rates relative to a year ago, which created a less favorable environment for immediate annuity product sales.

Asset fees are calculated daily and charged as a percentage of separate account values. Higher average separate account values driven by favorable market performance increased asset fees by $19.9 million. In addition, the average variable asset fee rate increased to 1.39% from 1.36% in the prior year quarter as new business sold with living benefit riders and corresponding higher fee rates influenced the overall average rate, increasing asset fees by $3.0 million.

Higher sales in the individual variable annuity business were driven by continued market acceptance of the Company’s products with living benefit riders, especially L.INC, and a more targeted sales process. Sales of products with the L.INC rider increased $120.2 million compared to the same quarter a year ago.

Year-to-Date – 2007 Compared to 2006

The following table summarizes selected financial data for the Company’s Individual Investments segment for the periods indicated:

	Nine months ended September 30,
(dollars in millions)	2007	2006	Change
Statements of Income Data
Revenues:
Policy charges:
Asset fees	$429.1	$370.2	16%
Administrative fees	19.3	14.7	31%
Surrender fees	36.1	43.1	(16)%

Total policy charges	484.5	428.0	13%
Premiums on income products	93.0	103.8	(10)%
Net investment income	468.1	567.8	(18)%
Other income	2.5	1.6	56%

Total revenues	1,048.1	1,101.2	(5)%

Benefits and expenses:
Interest credited to policyholder account values	323.4	382.1	(15)%
Benefits and claims	174.1	145.9	19%
Amortization of DAC	192.0	261.9	(27)%
Other operating expenses	149.9	146.9	2%

Total benefits and expenses	839.4	936.8	(10)%

Pre-tax operating earnings	$208.7	$164.4	27%

Other Data
Interest spread margin:
Net investment income	5.69%	5.77%
Interest credited	3.76%	3.76%

Interest spread on average general account values	1.93%	2.01%

Sales:
Individual variable annuities	$4,027.0	$3,389.9	19%
Individual fixed annuities	112.8	140.4	(20)%
Income products	159.8	171.5	(7)%
Advisory services program	116.0	180.4	(36)%

Total sales	$4,415.6	$3,882.2	14%

Average account values:
General account	$11,483.7	$13,549.5	(15)%
Separate account	40,781.6	36,273.9	12%
Advisory services program	631.8	486.0	30%

Total average account values	$52,897.1	$50,309.4	5%

Account values as of period end:
Individual variable annuities	$46,728.7	$41,394.8	13%
Individual fixed annuities	4,578.8	6,348.5	(28)%
Income products	2,046.6	1,952.8	5%
Advisory services program	669.5	549.2	22%

Total account values	$54,023.6	$50,245.3	8%

Pre-tax operating earnings to average account values	0.53%	0.44%

The increase in pre-tax operating earnings was driven by lower amortization of DAC and higher asset fees, partially offset by lower interest spread income and higher benefits and claims.

Lower amortization of DAC primarily was due to the aforementioned DAC unlocking, which lowered amortization of DAC by $208.9 million. In addition, during the second quarter of 2007, the Company modified the features of its L.INC product within this segment. This modification required the Company to extinguish existing DAC and other related balances related to this product, resulting in increased amortization of DAC of $124.0 million and increased annuity benefits of $11.0 million as explained below.

Higher average separate account values driven by favorable market performance increased asset fees by $47.4 million. In addition, the average variable asset fee rate increased to 1.40% from 1.36% in the prior year period as new business sold with living benefit riders and corresponding higher fee rates influenced the overall average rate, increasing asset fees by $11.5 million.

Interest spread income declined due to three factors. First, general account assets decreased due to fixed annuity outflows, reducing income by $26.0. Second, interest spread margins declined during the first nine months of 2007 to 193 basis points compared to 201 basis points in the same period a year ago. Long-duration higher yielding investments rolling over into lower yielding assets drove the margin compression and accounted for $12.2 million in reduced income. Third, the current period included only 14 basis points, or $12.5 million, of income from mortgage loan prepayments and bond call premiums compared to 15 basis points, or $15.3 million, in the same period a year ago. For full year 2007, the Company expects interest spread margins to tighten compared to 2006 and projects full year margins of 185 to 190 basis points, including a nominal level of prepayment activity during the remainder of the year.

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

Higher sales in the individual variable annuity business were driven by continued market acceptance of the Company’s products with living benefit riders, especially L.INC, and a more targeted sales process. Sales of products with the L.INC rider increased $252.6 million compared to the same period a year ago.

The following table summarizes selected information about the Company’s deferred individual fixed annuities, including the fixed option of variable annuities, as of September 30, 2007:

	Ratchet		Reset		Market value adjustment (MVA) and other		Total
(dollars in millions)	Account value	Weighted average crediting rate	Account value	Weighted average crediting rate	Account value	Weighted average crediting rate	Account value	Weighted average crediting rate
Minimum interest rate of 3.50% or greater	$—	N/A	$660.8	3.57%	$—	N/A	$660.8	3.57%
Minimum interest rate of 3.00% to 3.49%	1,412.4	4.18%	3,621.4	3.08%	—	N/A	5,033.8	3.39%
Minimum interest rate lower than 3.00%	808.6	3.34%	416.3	3.57%	58.5	3.98%	1,283.4	3.44%
MVA with no minimum interest rate guarantee	—	N/A	—	N/A	1,755.9	2.85%	1,755.9	2.85%

Total deferred individual fixed annuities	$2,221.0	3.87%	$4,698.5	3.19%	$1,814.4	2.88%	$8,733.9	3.30%

Retirement Plans

Third Quarter – 2007 Compared to 2006

The following table summarizes selected financial data for the Company’s Retirement Plans segment for the periods indicated:

	Three months ended September 30,
(dollars in millions)	2007	2006	Change
Statements of Income Data
Revenues:
Policy charges:
Asset fees	$30.8	$30.6	1%
Administrative fees	3.4	2.7	27%
Surrender fees	0.5	0.9	(45)%

Total policy charges	34.7	34.2	1%
Net investment income	158.2	160.4	(1)%

Total revenues	192.9	194.6	(1)%

Benefits and expenses:
Interest credited to policyholder account values	109.5	109.6	—
Amortization of DAC	9.2	9.7	(5)%
Other operating expenses	38.7	42.3	(9)%

Total benefits and expenses	157.4	161.6	(3)%

Pre-tax operating earnings	$35.5	$33.0	8%

Other Data
Interest spread margin:
Net investment income	5.81%	6.06%
Interest credited	4.02%	4.14%

Interest spread on average general account values	1.79%	1.92%

Sales:
Private sector	$264.2	$305.9	(14)%
Public sector	387.1	381.6	1%

Total sales	$651.3	$687.5	(5)%

Average account values:
General account	$10,896.9	$10,581.4	3%
Separate account	16,810.6	16,715.6	1%

Total average account values	$27,707.5	$27,297.0	2%

Pre-tax operating earnings to average account values	0.51%	0.48%

The increase in pre-tax operating earnings primarily was driven by lower other operating expenses, partially offset by lower interest spread income.

The decrease in other operating expenses primarily was due to the reimbursement of marketing allowance payments paid by NLIC on behalf of an affiliate.

Interest spread margins declined primarily due to lower income from mortgage loan prepayments and bond call premiums as the current quarter included 6 basis points, or $1.6 million, of such income compared to 13 basis points, or $3.4 million, in the same quarter a year ago. Interest spread margins decreased to 179 basis points in the third quarter of 2007 compared to 192 basis points in the comparable quarter a year ago.

Private sector sales continued to decline as a result of the movement of private sector business to the NFS trust products.

Year-to-Date – 2007 Compared to 2006

The following table summarizes selected financial data for the Company’s Retirement Plans segment for the periods indicated:

	Nine months ended September 30,
(in millions)	2007	2006	Change
Statements of Income Data
Revenues:
Policy charges:
Asset fees	$92.7	$93.9	(1)%
Administrative fees	8.7	27.6	(69)%
Surrender fees	2.6	3.5	(25)%

Total policy charges	104.0	125.0	(17)%
Net investment income	477.5	476.2	—

Total revenues	581.5	601.2	(3)%

Benefits and expenses:
Interest credited to policyholder account values	326.5	330.5	(1)%
Amortization of DAC	17.7	30.4	(42)%
Other operating expenses	130.2	132.0	(1)%

Total benefits and expenses	474.4	492.9	(4)%

Pre-tax operating earnings	$107.1	$108.3	(1)%

Other Data
Interest spread margin:
Net investment income	5.85%	5.91%
Interest credited	4.00%	4.10%

Interest spread on average general account values	1.85%	1.81%

Sales:
Private sector	$878.3	$1,018.1	(14)%
Public sector	1,162.3	1,177.9	(1)%

Total sales	$2,040.6	$2,196.0	(7)%

Average account values:
General account	$10,887.3	$10,735.3	1%
Separate account	17,202.8	17,509.5	(2)%

Total average account values	$28,090.1	$28,244.8	(1)%

Account values as of period end:
Private sector	$9,766.4	$12,254.9	(20)%
Public sector	17,190.1	15,243.4	13%

Total account values	$26,956.5	$27,498.3	(2)%

Pre-tax operating earnings to average account values	0.51%	0.51%

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

Interest spread income increased primarily due to a lower average crediting rate as interest spread margins increased to 185 basis points in the first nine months of 2007 compared to 181 basis points in the same period a year ago. However, the current period included only 8 basis points, or $6.7 million, of income from mortgage loan prepayments and bond call premiums compared to 9 basis points, or $7.3 million, in the same period a year ago. For full year 2007, the Company expects interest spread margins to increase compared to 2006 and projects full year margins of 185 to 190 basis points, including a nominal level of prepayment activity during the remainder of the year.

Private sector sales continued to decline due to the movement of private sector business to NFS trust products.

Individual Protection

Third Quarter – 2007 Compared to 2006

The following table summarizes selected financial data for the Company’s Individual Protection segment for the periods indicated:

	Three months ended September 30,
(in millions)	2007	2006	Change
Statements of Income Data
Revenues:
Policy charges:
Asset fees	$9.8	$8.0	23%
Cost of insurance charges	75.0	70.6	6%
Administrative fees	15.2	18.0	(16)%
Surrender fees	2.7	3.2	(16)%

Total policy charges	102.7	99.8	3%
Traditional life insurance premiums	39.5	38.8	2%
Net investment income	81.1	83.0	(2)%

Total revenues	223.3	221.6	1%

Benefits and expenses:
Interest credited to policyholder account values	44.5	46.3	(4)%
Life insurance benefits	69.3	57.2	21%
Policyholder dividends on participating policies	6.7	7.3	(8)%
Amortization of DAC	23.7	17.7	34%
Other operating expenses	39.6	34.7	14%

Total benefits and expenses	183.8	163.2	13%

Pre-tax operating earnings	$39.5	$58.4	(32)%

Other Data
Sales:
Corporate-owned life insurance	$54.4	$67.7	(20)%
The BEST of AMERICA variable life series	112.8	107.2	5%
Traditional/universal life insurance	96.9	95.7	1%

Total sales	$264.1	$270.6	(2)%

Pre-tax operating earnings decreased primarily due to higher life insurance benefits and amortization of DAC, partially offset by increased cost of insurance charges.

Higher life insurance benefits were due to increased claims activity in both the fixed and variable life businesses and an increase in the number of large claims.

Higher amortization of DAC primarily was due to a variable universal life unlocking during the third quarter of 2006, which resulted in a $10.9 million reduction in prior year amortization, partially offset by lower current year amortization due to true-ups from lower actual gross profits.

Cost of insurance charges increased due to increased business in force combined with the aging of the individual life business block. The aging of a block generally increases cost of insurance charges as the Company’s related mortality risk also rises.

The decrease in sales primarily was due to lower renewals of COLI products during the quarter. Quarterly sales fluctuations are normal and expected for corporate products.

Year-to-Date – 2007 Compared to 2006

The following table summarizes selected financial data for the Company’s Individual Protection segment for the periods indicated:

	Nine months ended September 30,
(in millions)	2007	2006	Change
Statements of Income Data
Revenues:
Policy charges:
Asset fees	$28.6	$23.9	20%
Cost of insurance charges	222.6	209.7	6%
Administrative fees	44.5	50.4	(12)%
Surrender fees	7.9	9.0	(12)%

Total policy charges	303.6	293.0	4%
Traditional life insurance premiums	118.6	126.2	(6)%
Net investment income	245.3	245.6	—

Total revenues	667.5	664.8	—

Benefits and expenses:
Interest credited to policyholder account values	132.6	135.2	(2)%
Life insurance benefits	186.8	183.2	2%
Policyholder dividends on participating policies	17.4	20.9	(17)%
Amortization of DAC	51.8	60.3	(14)%
Other operating expenses	110.2	106.8	3%

Total benefits and expenses	498.8	506.4	(2)%

Pre-tax operating earnings	$168.7	$158.4	7%

Other Data
Sales:
Corporate-owned life insurance	$411.2	$496.6	(17)%
The BEST of AMERICA variable life series	329.3	327.4	1%
Traditional/universal life insurance	277.9	260.5	7%

Total sales	$1,018.4	$1,084.5	(6)%

Policy reserves as of period end:
Individual investment life insurance	$4,075.2	$3,483.3	17%
Corporate investment life insurance	9,185.3	7,425.6	24%
Traditional life insurance	2,009.5	2,122.1	(5)%
Universal life insurance	1,182.4	1,130.1	5%

Total policy reserves	$16,452.4	$14,161.1	16%

Insurance in force as of period end:
Individual investment life insurance	$39,505.2	$38,393.8	3%
Corporate investment life insurance	25,252.7	24,224.4	4%
Traditional life insurance	20,855.8	19,987.0	4%
Universal life insurance	9,704.1	9,396.1	3%

Total insurance in force	$95,317.8	$92,001.3	4%

The increase in pre-tax operating earnings primarily was due to lower amortization of DAC and higher policy charges, partially offset by a decline in traditional life insurance premiums.

Lower amortization of DAC primarily was due to the aforementioned DAC unlocking in 2007 of the net separate account growth rate assumption for the three-year reversion period, adjusting the net separate account growth rate and related discount rate assumptions, and increasing estimated lapse rates for BOLI products. These factors lowered amortization of DAC by $19.0 million, which was partially offset by a variable universal life unlocking that reduced amortization by $10.9 million in 2006.

Policy charges increased due to higher cost of insurance charges and asset fees, partially offset by lower administrative fees. Higher cost of insurance charges and asset fees were driven by increased business in force combined with the aging of the individual life business block. The aging of a block generally increases cost of insurance charges and asset fees as the Company’s related mortality risk also rises. Administrative fees, net of related deferrals and amortization, declined due to lower corporate product premium receipts.

Traditional life insurance premiums declined primarily due to increased premiums ceded on renewal products and a $3.7 million fixed life insurance premium refund in the prior year.

Sales decreased primarily due to the addition of two large COLI cases during the first quarter of 2006.

Corporate and Other

Third Quarter – 2007 Compared to 2006

The following table summarizes selected financial data for the Company’s Corporate and Other segment for the periods indicated:

	Three months ended September 30,
(in millions)	2007	2006	Change
Statements of Income Data
Operating revenues:
Net investment income	$92.8	$84.9	9%
Other income	(0.9)	1.6	NM

Total operating revenues	91.9	86.5	6%

Benefits and operating expenses:
Interest credited to policyholder account values	55.7	54.9	1%
Interest expense on debt	18.8	15.8	19%
Other operating expenses	3.3	0.7	NM

Total benefits and operating expenses	77.8	71.4	9%

Pre-tax operating earnings	14.1	15.1	(7) %

Add: net realized losses (gains) on investments, hedging instruments and hedged items [1]	(17.5)	7.0	NM
Add: adjustment to amortization related to net realized gains and losses	4.2	1.7	NM

Income from continuing operations before federal income taxes	$0.8	$23.8	(97)%

[1]	Excluding periodic net coupon settlements on non-qualifying derivatives and net realized gains and losses related to securitizations.

Pre-tax operating earnings decreased primarily due to higher interest expense on debt due to increased average short-term borrowings, partially offset by increased interest spread income due to higher average assets and returns on corporate assets.

The Company recorded net realized losses on investments, hedging instruments and hedged items during the third quarter of 2007 compared to net realized gains in the prior year primarily due to an increase in gross realized losses on sales of fixed maturity securities and higher impairment charges in the current year.

The following table summarizes net realized (losses) gains on investments, hedging instruments and hedged items from continuing operations by source for the periods indicated:

	Three months ended September 30,
(in millions)	2007	2006
Total realized gains on sales, net of hedging losses	$14.0	$18.3
Total realized losses on sales, net of hedging gains	(20.0)	(4.4)
Other-than-temporary and other investment impairments	(16.3)	(4.1)
Credit default swaps	(1.2)	(0.1)
Periodic net coupon settlements on non-qualifying derivatives	0.2	0.4
Other derivatives	1.6	0.4

Net realized (losses) gains on investments, hedging instruments and hedged items	$(21.7)	$10.5

Year-to-Date – 2007 Compared to 2006

The following table summarizes selected financial data for the Company’s Corporate and Other segment for the periods indicated:

	Nine months ended September 30,
(in millions)	2007	2006	Change
Statements of Income Data
Operating revenues:
Net investment income	$297.1	$257.1	16%
Other income	0.8	2.2	(64)%

Total operating revenues	297.9	259.3	15%

Benefits and operating expenses:
Interest credited to policyholder account values	170.3	151.0	13%
Interest expense on debt	50.7	48.0	6%
Other operating expenses	4.1	7.6	(46)%

Total benefits and operating expenses	225.1	206.6	9%

Pre-tax operating earnings	72.8	52.7	38%

Add: net realized losses on investments, hedging instruments and hedged items [1]	(34.9)	(10.7)	NM
Add: adjustment to amortization related to net realized gains and losses	9.2	8.2	NM

Income from continuing operations before federal income taxes	$47.1	$50.2	(6)%

Other Data
Customer funds managed and administered:
Funding agreements backing medium-term notes	$4,529.0	$3,969.9	14%

[1]	Excluding periodic net coupon settlements on non-qualifying derivatives and net realized gains and losses related to securitizations.

Pre-tax operating earnings increased primarily due to higher interest spread income due to higher average assets and returns on corporate assets.

The increase in net realized losses on investments, hedging instruments and hedged items was driven by higher impairment charges in the current year.

The following table summarizes net realized losses on investments, hedging instruments and hedged items from continuing operations by source for the periods indicated:

	Nine months ended September 30,
(in millions)	2007	2006
Total realized gains on sales, net of hedging losses	$55.3	$43.0
Total realized losses on sales, net of hedging gains	(57.5)	(48.5)
Other-than-temporary and other investment impairments	(35.8)	(8.1)
Credit default swaps	(3.0)	(0.4)
Periodic net coupon settlements on non-qualifying derivatives	1.1	1.4
Other derivatives	4.6	6.4

Net realized losses on investments, hedging instruments and hedged items	$(35.3)	$(6.2)

The Company has a comprehensive portfolio monitoring process for fixed maturity and equity securities to identify and evaluate the necessity of recording impairment losses for other-than-temporary declines in the fair value of investments.

The following table summarizes for the nine months ended September 30, 2007 the Company’s largest aggregate losses on sales and write-downs by issuer, the related circumstances giving rise to the losses and the circumstances that may have affected other material investments held:

	Fair value at sale (proceeds)	YTD loss on sale	YTD write- downs	September 30, 2007
(in millions)				Holdings[1]	Net unrealized gain (loss)
U.S. government securites that were sold at a loss in the first three quarters of 2007. No impairment is necessary on the remaining holdings.	$997.0	$(20.2)	$—	$445.1	$47.0

An investment vehicle which represents ownership interests in a trust fund that consists primarily of mortgage loans. No impairment is necessary on the remaining holdings.	67.3	(2.0)	—	187.5	(7.8)

Ownership interest in a company that primarily provides financial services to small businesses. An impairment was recognized in the second and third quarters of 2007.	7.2	(0.2)	(4.5)	26.2	(0.1)

A national home goods store chain. An impairment was recognized in the second quarter of 2007.	2.8	(0.1)	(1.7)	4.4	(0.7)

Ownerhip interest in a mortgage-backed security. An impairment was recognized in the third quarter of 2007.	—	—	(11.9)	8.0	—

An investment vehicle that holds the rights to certain motion pictures created and/or distributed by a major entertainment company. An impairment was recognized in the first quarter of 2007.	—	—	(10.6)	—	0.4

Total	$1,074.3	$(22.5)	$(28.7)	$671.2	$38.8

[1]	Holdings represent amortized cost of fixed maturity securities and cost of equity securities as of the date indicated.

No other issuer had aggregate losses on sales and write-downs greater than 2.0% of the Company’s total gross losses on sales and write-downs on fixed maturity and equity securities.

Contractual Obligations and Commitments

The Company’s contractual obligations and commitments have not changed materially from those disclosed in the Company’s 2006 Annual Report on Form 10-K.

Off-Balance Sheet Transactions

Under the MTN program, NLIC issues funding agreements to an unconsolidated third party trust to secure notes issued to investors by the trust. The funding agreements rank equal with all other insurance claims of the issuing company in the event of liquidation and should be treated as “annuities” under applicable Ohio insurance law. Therefore, the funding agreement obligations are classified as a component of future policy benefits and claims on the condensed consolidated balance sheets. Because the Company is not the primary beneficiary of, and has no ownership interest in, or control over, the third party trust that issues the MTNs, the Company does not include the trust in its condensed consolidated financial statements. Since the notes issued by the trust have a secured interest in the funding agreements issued by the Company, Moody’s Investors Service, Inc. and Standard & Poor’s Ratings Services, a division of The McGraw-Hill Companies, Inc., assign the same ratings to the notes and the insurance financial strength of the Company.

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

NATIONWIDE LIFE INSURANCE COMPANY (Registrant)

Date: November 2, 2007	/s/ Timothy G. Frommeyer
Timothy G. Frommeyer, Senior Vice President — Chief Financial Officer (Principal Financial Officer and Duly Authorized Officer)