Form 10-K
period 2007-12-31
NATIONWIDE LIFE INSURANCE CO
filed 2008-02-29
CIK 205695

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2007

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

Yes  ☐    No  ☒

No established published trading market exists for the registrant’s common stock, par value $1.00 per share. As of February 25, 2008, 3,814,779 shares of the registrant’s common stock were outstanding, all of which are held by Nationwide Financial Services, Inc.

The Registrant meets the conditions set forth in General Instruction I(1)(a) and (b) of Form 10-K and is therefore filing this Form with the reduced disclosure format.

NATIONWIDE LIFE INSURANCE COMPANY AND SUBSIDIARIES

FORM 10-K

FOR THE YEAR ENDED DECEMBER 31, 2007

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

Wholly-owned subsidiaries of NLIC as of December 31, 2007 include Nationwide Life and Annuity Insurance Company (NLAIC) and Nationwide Investment Services Corporation (NISC). NLAIC offers universal life insurance, variable universal life insurance, corporate-owned life insurance (COLI) and individual annuity contracts on a non-participating basis. NISC is a registered broker/dealer.

The Company is a leading provider of long-term savings and retirement products in the United States of America (U.S.). The Company develops and sells a diverse range of products including individual annuities, private and public sector group retirement plans, other investment products sold to institutions, life insurance and advisory services.

The Company sells its products through a diverse distribution network. Unaffiliated entities that sell the Company’s products to their own customer bases include independent broker/dealers, financial institutions, wirehouse and regional firms, pension plan administrators, and life insurance specialists. Representatives of affiliates who market products directly to a customer base include Nationwide Retirement Solutions, Inc., Nationwide Financial Network (NFN) producers and Mullin TBG Insurance Agency Services, LLC (Mullin TBG), a joint venture between NFS’ majority-owned subsidiary, TBG Insurance Services Corporation d/b/a TBG Financial, and MC Insurance Agency Services, LLC d/b/a Mullin Consulting. The Company also distributes products through the agency distribution force of its ultimate majority parent company, NMIC. The Company believes its broad range of competitive products, strong distributor relationships and diverse distribution network position it to compete effectively in the rapidly growing retirement savings market.

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

Corporate and Other

The Corporate and Other segment includes the medium-term note (MTN) program; structured products business; and other revenues and expenses not allocated to other segments.

Additional information related to the Company’s business segments is included in Note 17 to the audited consolidated financial statements included in the F pages of this report.

Reinsurance

The Company follows the industry practice of reinsuring with other companies a portion of its life insurance and annuity risks in order to reduce net liability on individual risks, to provide protection against large losses and to obtain greater diversification of risks. During 2007, the Company increased the maximum amount of individual life insurance retained by the Company on any one life from $5.0 million to $10.0 million. This increase is prospective and did not change the retained amount for policies sold prior to the change. The Company cedes insurance primarily on an automatic basis, whereby risks are ceded to a reinsurer on specific blocks of business where the underlying risks meet certain predetermined criteria, and on a facultative basis, whereby the reinsurer’s prior approval is required for each risk reinsured. The Company also cedes insurance on a case-by-case basis particularly where the Company may be writing new risks or is unwilling to retain the full costs associated with new lines of business. The Company maintains catastrophic reinsurance coverage to protect against large losses related to a single event. The ceding of risk does not discharge the original insurer from its primary obligation to the policyholder.

The Company has entered into reinsurance contracts with certain unaffiliated reinsurers to cede a portion of its general account life, annuity and health business. Total amounts recoverable under these reinsurance contracts include ceded reserves, paid and unpaid claims, and certain other amounts and totaled $788.1 million and $889.6 million as of December 31, 2007 and 2006, respectively. The impact of these contracts on the Company’s results of operations is immaterial. Under the terms of the contracts, specified assets have been placed in trusts as collateral for the recoveries. The trust assets are invested in investment grade securities, the fair value of which must at all times be greater than or equal to 100% or 102% of the reinsured reserves, as outlined in each of the underlying contracts. Certain portions of the Company’s variable annuity guaranteed benefit risks are also reinsured. These treaties reduce the Company’s exposure to death benefit and income benefit guarantee risk in the Individual Investments segment. The Company has no other material reinsurance arrangements with unaffiliated reinsurers.

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

Competition

The Company competes with many other insurers as well as non-insurance financial services companies, including banks, broker/dealers and mutual funds, some of whom have greater financial resources, offer alternative products and, with respect to other insurers, have higher ratings than the Company. While no single company dominates the marketplace, many of the Company’s competitors have well-established national reputations and substantially greater financial resources and market share than the Company. Competition in the Company’s lines of business primarily is based on price, product features, commission structure, perceived financial strength, claims-paying ability, customer and producer service, and name recognition.

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

As part of their routine regulatory oversight process, state insurance departments periodically conduct detailed examinations of the books, records and accounts of insurance companies domiciled in their states. Such examinations generally are conducted in cooperation with the insurance departments of multiple states under guidelines promulgated by the National Association of Insurance Commissioners (NAIC). The most recently completed examination of NLIC and NLAIC was conducted by the Ohio Department of Insurance (ODI) for the five-year period ended December 31, 2006. The examination was completed during the first quarter of 2008 and did not result in any significant issues or adjustments.

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

Regulation of Dividends and Other Payments

The payment of dividends by NLIC is subject to restrictions set forth in the insurance laws and regulations of the State of Ohio, its domiciliary state. The State of Ohio insurance laws require Ohio-domiciled life insurance companies to seek prior regulatory approval to pay a dividend or distribution of cash or other property if the fair market value thereof, together with that of other dividends or distributions made in the preceding 12 months, exceeds the greater of (1) 10% of statutory-basis policyholders’ surplus as of the prior December 31 or (2) the statutory-basis net income of the insurer for the prior year. During the year ended December 31, 2007, NLIC paid dividends of $537.5 million to NFS, including a $242.5 million extraordinary dividend paid after obtaining approval from the ODI. NLIC’s statutory capital and surplus as of December 31, 2007 was $2.50 billion, and statutory net income for 2007 was $309.0 million. As of January 1, 2008, NLIC could not pay dividends to NFS without obtaining prior approval. As of April 2008, NLIC will be able to pay dividends to NFS totaling $246.5 million upon providing prior notice to the ODI. On February 20, 2008, NLIC declared a dividend of $246.5 million payable to NFS in April 2008. NLIC will provide notice to the ODI before paying this dividend to NFS.

The State of Ohio insurance laws also require insurers to seek prior regulatory approval for any dividend paid from other than earned surplus. Earned surplus is defined under the State of Ohio insurance laws as the amount equal to the Company’s unassigned funds as set forth in its most recent statutory financial statements, including net unrealized capital gains and losses or revaluation of assets. Additionally, following any dividend, an insurer’s policyholder surplus must be reasonable in relation to the insurer’s outstanding liabilities and adequate for its financial needs. The payment of dividends by NLIC may also be subject to restrictions set forth in the insurance laws of the State of New York that limit the amount of statutory profits on NLIC’s participating policies (measured before dividends to policyholders) available for the benefit of the Company and its shareholder.

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

Based on the formula adopted by the NAIC, the adjusted capital of NLIC and NLAIC as of December 31, 2007 exceeded the levels at which they would be required to take corrective action.

Assessments Against and Refunds to Insurers

Insurance guaranty association laws exist in each state, the District of Columbia and the Commonwealth of Puerto Rico. Insurers doing business in any of these jurisdictions can be assessed for policyholder losses incurred by insolvent insurance companies. The amount and timing of any future assessment on or refund to NLIC and its insurance subsidiaries under these laws cannot be reasonably estimated and are beyond the control of NLIC and its insurance subsidiaries. A large part of the assessments paid by NLIC and its insurance subsidiaries pursuant to these laws may be used as credits for a portion of NLIC and its insurance subsidiaries’ premium taxes. For the years ended December 31, 2007, 2006 and 2005, net premium tax refunds received by the Company were immaterial.

Securities Laws

NLIC and NLAIC, and certain policies and contracts offered by these companies, are subject to regulation under the federal securities laws administered by the U.S. Securities and Exchange Commission (SEC) and under certain state securities laws. Certain separate accounts of NLIC and NLAIC are registered as investment companies under the Investment Company Act of 1940, as amended (Investment Company Act). Separate account interests under certain variable annuity contracts and variable insurance policies issued by NLIC and NLAIC are also registered under the Securities Act of 1933, as amended. Certain affiliates of the Company are registered as broker/dealers under the Securities Exchange Act of 1934, as amended (Securities Exchange Act), and are members of, and subject to regulation by, the Financial Industry Regulatory Authority. Certain subsidiaries of the Company are also subject to the SEC’s net capital rules.

Certain affiliates of the Company are investment advisors registered under the Investment Advisors Act of 1940, as amended, and the Securities Act of 1933, as amended. The investment companies managed by such subsidiaries are registered with the SEC under the Investment Company Act, and the shares of certain of these entities are qualified for sale in certain states and the District of Columbia. A subsidiary of the Company is registered with the SEC as a transfer agent.

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

The U.S. Secretary of Labor issued final regulations on January 5, 2000, providing guidance for determining, in cases where an insurer issues one or more policies backed by the insurer’s general account to or for the benefit of an employee benefit plan, which assets of the insurer constitute plan assets for purposes of ERISA and the IRC. The regulations apply only with respect to a policy issued by an insurer to an ERISA plan on or before December 31, 1998. In the case of such a policy, most provisions of the regulations became applicable on July 5, 2001. Generally, where the basis of a claim is that insurance company general account assets constitute plan assets, no person will be liable under ERISA or the IRC for conduct occurring prior to July 5, 2001. However, certain provisions under the final regulations are applicable as follows: (1) certain contract termination features became applicable on January 5, 2000 if the insurer engages in certain unilateral actions; and (2) the initial and separate account disclosure provisions became applicable July 5, 2000. New non-guaranteed policies issued after December 31, 1998 subject the issuer to ERISA fiduciary obligations. Since NLIC issues fixed group annuity contracts that are backed by its general account and used to fund employee benefit plans, NLIC is subject to these requirements.

Tax Legislation

The American Jobs Creation Act of 2004 modified and codified the rules applicable to nonqualified deferred compensation plans, a market in which the Company provides services and products. The Pension Protection Act of 2006 imposed new conditions that must be met in order for death benefits from certain employer-owned life insurance contracts to continue to be received income tax-free. In addition, numerous changes were made to simplify the administration and operation of retirement programs such as individual retirement accounts and IRC Section 401(k) plans. In July 2007, the Internal Revenue Service (IRS) released new regulations regarding IRC Section 403(b) retirement arrangements, substantially increasing the administrative responsibilities of Section 403(b) contract issuers. These legislative and regulatory changes may lessen the competitive advantage of certain of NLIC’s products compared to other investments. As a result, demand for certain of NLIC’s products and services may be negatively impacted.

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

Significant increases in prevailing interest rates may cause the Company’s policyholders to withdraw the cash value of their policies as they seek more attractive returns. If large numbers of policyholders or policyholders with large balances withdraw their policy values, the Company may be required to borrow funds or liquidate investments to raise the cash necessary to fund their withdrawals. Particularly in periods of volatile interest rates, liquidations can result in capital losses to the Company. Because volatile interest rates often make fixed-income investments, such as mortgages and privately placed bonds, more difficult to sell, there also is a risk that the Company will find it difficult to raise the cash necessary to fund significant withdrawal activity.

A decline in the equity markets can cause the values of the Company’s separate account assets to decline, reduce revenues, increase claims, increase payment obligations under guaranteed contracts and result in the accelerated amortization of deferred policy acquisition costs (DAC).

A significant source of revenues for the Company is derived from asset management fees, which are calculated as a percentage of separate account assets. Gains and losses in the equity markets will result in corresponding increases or decreases in separate account assets and asset management fee revenue. In addition, a decrease in separate account assets may decrease the Company’s expectations of future profit margins due to a decrease in asset fee revenue and/or an increase in guaranteed contract claims, which also may require the Company to accelerate amortization of DAC. See Part II, Item 7A – Quantitative and Qualitative Disclosures About Market Risk – Equity Market Risk for a complete discussion of risk factors related to equity market risk, including guaranteed contracts.

Recent developments in the residential mortgage market, especially the sub-prime market, may adversely affect the Company’s financial condition.

Recently, the residential mortgage market in the United States has deteriorated due to changing economic conditions. The Company has exposure to the sub-prime mortgage market due to certain investment portfolio holdings. While the value of some of the Company’s mortgage securities has declined, management believes these declines in value are temporary and has the intent to hold to recovery. In addition, even though the Company closely monitors these holdings for impairment, the current valuation volatility and potential credit decline increase the Company’s overall risk of loss.

Deviations from assumptions regarding future persistency, mortality, morbidity and interest rates used in calculating reserve amounts could have a material adverse impact on the Company’s consolidated net income.

The process of calculating reserve amounts for a life insurance organization involves the use of a number of assumptions, including those related to persistency (how long a contract stays with a company), mortality, morbidity and interest rates (the rates expected to be paid or received on financial instruments, including insurance or investment contracts). Actual results could differ significantly from those assumed. As such, deviations from one or more of these assumptions could result in a material adverse impact on the Company’s consolidated net income.

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

Although the federal government does not directly regulate the insurance industry, federal legislation, administrative policies and court decisions may significantly and adversely affect certain areas of the Company’s business. In addition to product tax issues, these areas include pension and employee welfare benefit plan regulation, financial services regulation and taxation generally. For example, the following events could adversely affect the Company’s business:

•	changes in laws such as ERISA, as amended, that apply to group annuities (see Part I, Item 1 – Business – Regulation – ERISA Considerations for a complete discussion of ERISA);

•	changes in tax laws that would reduce or eliminate the tax-deferred accumulation of earnings on the premiums paid by the holders of annuities and life insurance products;

•	repeal of the federal estate tax;

•	changes in the availability of, or rules concerning the establishment and operation of, Section 401, 403(b) and 457 plans or individual retirement accounts;

•

changes in tax laws (see Part I, Item 1 – Business – Regulation –Tax Legislation for a description of risk factors related to potential tax legislation and “Tax Matters” in Note 14 to the audited consolidated financial statements included in the F pages of this report for information regarding the Company’s separate account dividends received reduction); or

•	changes in tax regulations, such as the proposed regulations that would alter the way tax sheltered annuities described in Section 403(b) of the IRC may be offered and sold.

Litigation or regulatory actions in connection with late trading, market timing, compensation and bidding arrangements, unsuitable sales and replacements, the use of finite reinsurance and/or other sales practices could have a material adverse impact on the Company.

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

The continued threat of terrorism and ongoing military and other actions may result in decreases in the Company’s consolidated net income, revenue and assets under management and may adversely impact the Company’s consolidated investment portfolio.

The continued threat of terrorism within the U.S. and abroad, ongoing military and other actions, and heightened security measures in response to these types of threats may cause significant volatility and declines in the U.S., European and other securities markets, loss of life, property damage, additional disruptions to commerce and reduced economic activity. Actual terrorist attacks could cause a decrease in the Company’s consolidated net income and/or revenue as a result of decreased economic activity and/or payment of claims. In addition, some of the assets in the Company’s investment portfolio may be adversely affected by declines in the securities markets and economic activity caused by the continued threat of terrorism, ongoing military and other actions and heightened security measures.

The Company cannot predict whether or the extent to which industry sectors in which the Company maintains investments may suffer losses as a result of potential decreased commercial and economic activity, how any such decrease might impact the ability of companies within the affected industry sectors to pay interest or principal on their securities, or how the value of any underlying collateral might be affected.

Although the Company does not believe that the continued threat of terrorist attacks will have any material impact on the Company’s financial strength or performance, the Company can offer no assurances that this threat, future terrorist-like events in the U.S. and abroad, or military actions by the U.S. will not have a material adverse impact on the Company’s business, financial position or results of operations.

The Company operates in a highly competitive industry, which can significantly impact operating results.

See Part I, Item 1 – Business – Competition for a description of competitive factors affecting the Company. The Company’s revenues and profitability could be impacted negatively due to competition.

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

ITEM 1B UNRESOLVED STAFF COMMENTS

None.

ITEM 2 PROPERTIES

Pursuant to an arrangement between NMIC and certain of its subsidiaries, during 2007 the Company leased on average approximately 898,000 square feet of office space in the three building home office complex and in other offices in central Ohio. The Company believes that its present and planned facilities are adequate for the anticipated needs of the Company.

ITEM 3 LEGAL PROCEEDINGS

See Note 14 to the audited consolidated financial statements included in the F pages of this report for a discussion of legal proceedings.

ITEM 4 SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Omitted due to reduced disclosure format.

PART II

ITEM 5 MARKET PRICE OF AND DIVIDENDS ON THE REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

There is no established public trading market for NLIC’s shares of common stock. All 3,814,779 issued and outstanding shares of NLIC’s common stock are owned by NFS. NLIC did not repurchase any shares of its common stock or sell any unregistered shares of its common stock during 2007.

NLIC declared and paid cash dividends to NFS $537.5 million, $375.0 million and $185.0 million during 2007, 2006 and 2005, respectively. Dividends paid during 2007 included a $242.5 million extraordinary dividend considered a return of capital. There was no return of capital to NFS during 2006 and 2005.

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

Overview

Following is management’s narrative analysis of the results of operations of the Company for the three years ended December 31, 2007. This discussion should be read in conjunction with the audited consolidated financial statements and related notes beginning on page F-1 of this report.

See Part I, Item 1 – Business – Overview for a description of the Company and its ownership structure.

Business Segments

Management views the Company’s business primarily based on its underlying products and uses this basis to define its four reportable segments: Individual Investments, Retirement Plans, Individual Protection, and Corporate and Other.

The primary segment profitability measure that management uses is pre-tax operating earnings, which is calculated by adjusting income from continuing operations before federal income taxes to exclude: (1) net realized investment gains and losses, except for periodic net amounts paid or received on interest rate swaps that do not qualify for hedge accounting treatment and net realized gains and losses related to securitizations; and (2) the adjustment to amortization of DAC related to net realized investment gains and losses.

See Part I, Item 1 – Business – Business Segments for a description of the components of each segment.

The following table summarizes pre-tax operating earnings by segment for the years ended December 31:

(dollars in millions)	2007	2006	Change	2005	Change
Individual Investments	$269.6	$202.8	33%	$223.8	(9)%
Retirement Plans	144.9	138.7	4%	114.3	21%
Individual Protection	225.8	220.7	2%	192.8	14%
Corporate and Other	72.9	75.0	(3)%	81.2	(8)%

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

Management makes decisions concerning the sale of invested assets based on a variety of market, business, tax and other factors. All realized investment gains and losses generated by these sales, charges related to other-than-temporary impairments of available-for-sale securities and other investments, and changes in valuation allowances on mortgage loans on real estate are reported in net realized investment gains and losses. Also included are changes in the fair values of derivatives qualifying as fair value hedges and the related changes in the fair values of hedged items; the ineffective, or excluded, portion of cash flow hedges; changes in the fair values of derivatives that do not qualify for hedge accounting treatment; and periodic net amounts paid or received on interest rate swaps that do not qualify for hedge accounting treatment.

The Company’s primary expenses include interest credited to policyholder accounts, life insurance and annuity benefits, amortization of DAC and general business operating expenses. Interest credited principally relates to individual and group fixed annuities, funding agreements backing the Company’s MTN program and certain life insurance products. Life insurance and annuity benefits include policyholder benefits in excess of policyholder accounts for universal life and individual deferred annuities and net claims and provisions for future policy benefits for traditional life insurance products and immediate annuities.

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

In particular, the Company’s profitability is driven by fee income on separate account products, general and separate account asset levels, and management’s ability to manage interest spread income. While asset fees are largely at guaranteed annual rates, amounts earned vary directly with the underlying performance of the separate accounts. Interest spread income is comprised of net investment income, excluding any applicable allocated charges for invested capital, less interest credited to policyholder accounts. Interest spread income can vary depending on crediting rates offered by the Company; performance of the investment portfolio, including the rate of prepayments; changes in market interest rates and the level of invested assets; the competitive environment; and other factors.

In addition, life insurance profits are significantly impacted by mortality, morbidity and persistency experience.

Cumulative Effect of Adoption of Accounting Principle

In September 2005, the Accounting Standards Executive Committee of the American Institute of Certified Public Accountants issued Statement of Position (SOP) 05-1, Accounting by Insurance Enterprises for Deferred Acquisition Costs in Connection with Modifications or Exchanges of Insurance Contracts (SOP 05-1). The Company adopted SOP 05-1 effective January 1, 2007, which resulted in a $6.0 million charge, net of taxes, as the cumulative effect of adoption of this accounting principle. See Note 3 to the audited consolidated financial statements included in the F pages of this report for a complete description of SOP 05-1.

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

Deferred Policy Acquisition Costs for Investment and Universal Life Insurance Products

The Company has deferred certain costs of acquiring investment and universal life insurance products business, principally commissions, certain expenses of the policy issue and underwriting department, and certain variable sales expenses that relate to and vary with the production of new and renewal business. In addition, the Company defers sales inducements, such as interest credit bonuses and jumbo deposit bonuses. Investment products primarily consist of individual and group variable and fixed deferred annuities in the Individual Investments and Retirement Plans segments. Universal life insurance products include universal life insurance, variable universal life insurance, COLI, BOLI and other interest-sensitive life insurance policies in the Individual Protection segment. DAC is subject to recoverability testing in the year of policy issuance and loss recognition testing at the end of each reporting period.

For investment and universal life insurance products, DAC is being amortized with interest over the lives of the policies in relation to the present value of estimated gross profits from projected interest margins, asset fees, cost of insurance charges, administration fees, surrender charges, and net realized investment gains and losses less policy benefits and policy maintenance expenses. The DAC asset related to investment and universal life insurance products is adjusted to reflect the impact of unrealized gains and losses on fixed maturity securities available-for-sale, as described in Note 2(b) to the audited consolidated financial statements included in the F pages of this report.

The assumptions used in the estimation of future gross profits are based on the Company’s current best estimates of future events and are reviewed as part of an annual process during the second quarter. During the annual process, the Company performs a comprehensive study of assumptions, including mortality and persistency studies, maintenance expense studies, and an evaluation of projected general and separate account investment returns. The most significant assumptions that are involved in the estimation of future gross profits include future net separate account investment performance, surrender/lapse rates, interest margins and mortality. Currently, the Company’s long-term assumption for net separate account investment performance is approximately 7% growth per year and varies by product. This assumption, like others, is reviewed as part of the annual process. If this assumption were unlocked, the date of the unlocking could become the anchor date used in the reversion to the mean process (defined below). Variances from the long-term assumption are expected since the majority of the investments in the underlying separate accounts are in equity securities, which strongly correlate with the S&P 500 Index in the aggregate. The reversion to the mean process is based on actual net separate account investment performance from the anchor date to the valuation date. The Company then assumes different performance levels over the next three years such that the separate account mean return measured from the anchor date to the end of the life of the product equals the long-term assumption. The assumed net separate account investment performance used in the DAC models is intended to reflect what is anticipated. However, based on historical returns of the S&P 500 Index, and as part of its pre-set parameters, the Company’s reversion to the mean process generally limits net separate account investment performance to 0-15% during the three-year reversion period. See below for a discussion of current year assumption changes.

Changes in assumptions can have a significant impact on the amount of DAC reported for investment and universal life insurance products and their related amortization patterns. In the event actual experience differs from assumptions or future assumptions are revised, the Company is required to record an increase or decrease in DAC amortization expense, which could be significant. In general, increases in the estimated long-term general and separate account returns result in increased expected future profitability and may lower the rate of DAC amortization, while increases in long-term lapse/surrender and mortality assumptions reduce the expected future profitability of the underlying business and may increase the rate of DAC amortization.

In addition to the comprehensive annual study of assumptions, management evaluates the appropriateness of the individual variable annuity DAC balance quarterly within pre-set parameters. These parameters are designed to appropriately reflect the Company’s long-term expectations with respect to individual variable annuity contracts while also evaluating the potential impact of short-term experience on the Company’s recorded individual variable annuity DAC balance. If the recorded balance of individual variable annuity DAC falls outside of these parameters for a prescribed time period, or if the recorded balance falls outside of these parameters and management determines it is not reasonably possible to get back within the parameters during this time period, assumptions are required to be unlocked, and DAC is recalculated using revised best estimate assumptions. When DAC assumptions are unlocked and revised, the Company continues to use the reversion to the mean process. See below for a discussion of current year assumption changes.

For variable annuity products, the DAC balance is sensitive to the effects of changes in the Company’s estimates of gross profits, primarily due to the significant portion of the Company’s gross profits that are dependent upon the rate of return on assets held in separate accounts. This rate of return influences fees earned by the Company from these products and costs incurred by the Company associated with minimum contractual guarantees, as well as other sources of future expected gross profits. As previously stated, the Company’s current long-term assumption for net separate account investment performance is approximately 7% growth per year. In its ongoing evaluation of this assumption, the Company monitors its historical experience, market information and other relevant trends. To demonstrate the sensitivity of both the Company’s variable annuity product DAC balance, which was approximately $1.9 billion in aggregate at December 31, 2007, and related amortization, a 1% increase (to 8%) or decrease (to 6%) in the long-term assumption for net separate account investment performance would result in an approximately $20.0 million net increase or net decrease, respectively, in DAC amortization over the following year. These fluctuations are reasonably likely to occur. The information provided above considers only changes in the assumption for long-term net separate account investment performance and excludes changes in other assumptions used in the Company’s evaluation of DAC.

At the end of the second quarter of 2007, the Company determined as part of its analysis of DAC that the overall profitability of separate account products is expected to exceed previous estimates due to favorable financial market trends. Accordingly, the Company unlocked its DAC assumptions after completing a comprehensive review of assumptions used to project DAC and other related balances, including sales inducement assets, unearned revenue reserves, and guaranteed minimum death and income benefit reserves. This review covered all assumptions including expected separate account investment returns, lapse rates, mortality and expenses. Additionally, while the Company estimates that the overall profitability of its variable products has improved, it also expects the long-term net growth in separate account investment performance to moderate. As a result of its current analysis, including its evaluation of ongoing trends and expectations regarding financial market performance, the Company reduced its long-term net separate account growth rate assumption from approximately 8% to approximately 7%. The Company unlocked assumptions, as appropriate, for all investment products and variable universal life insurance products in order to remain consistent across product lines using revised assumptions which reflect the Company’s current best estimate of future events. Therefore, in the second quarter of 2007, the Company recorded a net increase in DAC and a benefit to DAC amortization and other related balances totaling $221.6 million pre-tax, which was reported in the following segments in the pre-tax amounts indicated: Individual Investments - $196.4 million; Retirement Plans - $10.5 million; and Individual Protection - $14.7 million.

The most significant assumption changes that resulted from the Company’s unlocking decisions were resetting the anchor date for reversion to the mean calculations to June 30, 2007, resulting in resetting the assumption for net separate account growth to approximately 7% during the three-year reversion period; resetting the long-term assumption for net separate account growth and the discount rate used to calculate the present value of estimated gross profits to approximately 7% (formerly approximately 8%); and increasing estimated lapse rates for fixed annuity and BOLI products.

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

For debt and equity securities not subject to Emerging Issues Task Force Issue No. 99-20, Recognition of Interest Income and Impairment on Purchased and Retained Beneficial Interests in Securitized Financial Assets (EITF 99-20), an other-than-temporary impairment charge is taken when the Company does not have the ability and intent to hold the security until the forecasted recovery or if it is no longer probable that the Company will recover all amounts due under the contractual terms of the security. Many criteria are considered during this process including, but not limited to, the current fair value as compared to cost or amortized cost, as appropriate, of the security; the amount and length of time a security’s fair value has been below cost or amortized cost; specific credit issues and financial prospects related to the issuer; management’s intent to hold or dispose of the security; and current economic conditions. Other-than-temporary impairment losses result in a permanent reduction to the cost basis of the underlying investment.

In addition to the above, for certain securitized financial assets with contractual cash flows, including asset-backed securities, EITF 99-20 also requires the Company to periodically update its best estimate of cash flows over the life of the security. If the fair value of a securitized financial asset is not greater than or equal to its carrying value based on current information and events, and if there has been an adverse change in estimated cash flows since the last revised estimate (considering both timing and amount), then the Company recognizes an other-than-temporary impairment and writes down the investment to fair value.

Impairment losses are recorded on investments in long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets’ carrying amounts.

A significant change in impairment losses reported in the consolidated financial statements may result if one of the factors that management considers when evaluating investments for impairment changes significantly, such as the deterioration in the credit worthiness of individual issuers, market liquidity or performance of underlying collateral.

Valuation Allowances for Mortgage Loans on Real Estate

The Company provides valuation allowances for impairments of mortgage loans on real estate based on a review by portfolio managers. Mortgage loans on real estate are considered impaired when, based on current information and events, it is probable that the Company will be unable to collect all amounts due according to the contractual terms of the loan agreement. When management determines that a loan is impaired, a provision for loss is established equal to the difference between the carrying value and the present value of expected future cash flows discounted at the loan’s effective interest rate, or the fair value of the collateral, if the loan is collateral dependent. In addition to the valuation allowance on specific loans, the Company maintains an unallocated allowance for probable losses inherent in the loan portfolio as of the balance sheet date, but not yet specifically identified by loan. Changes in the valuation allowance are recorded in net realized investment gains and losses. Loans in foreclosure are placed on non-accrual status. Interest received on non-accrual status mortgage loans on real estate is included in net investment income in the period received.

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

The Company’s liability for funding agreements to an unrelated third party trust related to the Company’s MTN program equals the balance that accrues to the benefit of the contractholder, including interest credited. The funding agreements constitute insurance obligations and are considered annuity contracts under Ohio insurance laws.

The liability for future policy benefits and claims for traditional life insurance policies was determined using the net level premium method using interest rates varying from 2.0% to 10.5% and estimates of mortality, morbidity, investment yields and withdrawals that were used or being experienced at the time the policies were issued.

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

Management has established tax reserves in accordance with the requirements of FASB Interpretation (FIN) No. 48, Accounting for Uncertainty in Income Taxes, an Interpretation of FASB Statement No. 109, Accounting for Income Taxes (FIN 48). See Note 3 to the audited consolidated financial statements included in the F pages of this report for a summary of FIN 48. These reserves are reviewed regularly and are adjusted as events occur that management believes impact its liability for additional taxes, such as lapsing of applicable statutes of limitations; conclusion of tax audits or substantial agreement on the deductibility/nondeductibility of uncertain items; additional exposure based on current calculations; identification of new issues; release of administrative guidance; or rendering of a court decision affecting a particular tax issue. Management believes its tax reserves reasonably provide for potential assessments that may result from IRS examinations and other tax-related matters for all open tax years.

Results of Operations

2007 Compared to 2006

The following table summarizes the Company’s consolidated results of operations for the years ended December 31:

(dollars in millions)	2007	2006	Change
Revenues:
Policy charges:
Asset fees	$746.5	$664.2	12%
Cost of insurance charges	300.2	282.1	6%
Administrative fees	100.9	114.6	(12)%
Surrender fees	60.7	71.7	(15)%

Total policy charges	1,208.3	1,132.6	7%

Premiums	291.7	308.3	(5)%
Net investment income	1,975.8	2,058.5	(4)%
Net realized investment (losses) gains	(166.2)	7.1	NM
Other income	7.5	0.2	NM

Total revenues	3,317.1	3,506.7	(5)%

Benefits and expenses:
Interest credited to policyholder accounts	1,262.6	1,330.1	(5)%
Benefits and claims	479.3	450.3	6%
Policyholder dividends	24.5	25.6	(4)%
Amortization of DAC	368.5	450.3	(18)%
Interest expense, primarily with NFS	70.0	65.5	7%
Other operating expenses	529.5	536.8	(1)%

Total benefits and expenses	2,734.4	2,858.6	(4)%

Income from continuing operations before federal income tax expense	582.7	648.1	(10)%
Federal income tax expense	128.5	28.7	NM

Income from continuing operations	454.2	619.4	(27)%
Cumulative effect of adoption of accounting principle, net of taxes	(6.0)	—	NM

Net income	$448.2	$619.4	(28)%

The decrease in net income primarily was driven by $110.9 million of tax reserves that were released into earnings during the second quarter of 2006. In addition, the Company recorded lower income from continuing operations before federal income tax expense primarily due to net realized investment losses; increased amortization of DAC and annuity benefits related to modifications of features in the Company’s L.inc product; lower immediate annuity premiums; lower interest spread income; and lower administrative fees. Partially offsetting these declines were lower amortization of DAC and related adjustments as discussed previously and below and higher asset fees.

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

The Company recorded net realized investment losses in 2007 compared to net gains in 2006 primarily due to a $99.3 million increase in impairment charges driven by challenging conditions in the credit markets. In addition, the Company recorded higher losses on living benefit embedded derivatives, net of economic hedging activity, primarily as a result of increased volatility in market returns. See Part II, Item 7A – Quantitative and Qualitative Disclosures About Market Risk – Equity Market Risk for a detailed discussion of products with living benefits.

Higher life insurance and annuity benefits primarily were driven by increased annuity benefits of $12.5 million related to the unlocking of DAC and other related balances and the aforementioned increase in annuity benefits related to modification of L.INC features of $11.0 million. The remaining increase was due to higher guaranteed benefit expenses related to growth in this business.

Interest spread income declined primarily in the Individual Investments segment. Most of the decrease was driven by lower general account assets driven by fixed annuity outflows.

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

2006 Compared to 2005

The following table summarizes the Company’s consolidated results of operations for the years ended December 31:

(dollars in millions)	2006	2005	Change
Revenues:
Policy charges:
Asset fees	$664.2	$613.2	8%
Cost of insurance charges	282.1	270.5	4%
Administrative fees	114.6	89.9	27%
Surrender fees	71.7	81.5	(12)%

Total policy charges	1,132.6	1,055.1	7%

Premiums	308.3	260.0	19%
Net investment income	2,058.5	2,105.2	(2)%
Net realized investment gains	7.1	10.6	(33)%
Other income	0.2	2.2	(91)%

Total revenues	3,506.7	3,433.1	2%

Benefits and expenses:
Interest credited to policyholder accounts	1,330.1	1,331.0	—
Benefits and claims	450.3	377.5	19%
Policyholder dividends	25.6	33.1	(23)%
Amortization of DAC	450.3	466.3	(3)%
Interest expense, primarily with NFS	65.5	66.3	(1)%
Other operating expenses	536.8	538.3	—

Total benefits and expenses	2,858.6	2,812.5	2%

Income from continuing operations before federal income tax expense	648.1	620.6	4%
Federal income tax expense	28.7	95.8	(70)%

Net income	$619.4	$524.8	18%

The increase in net income primarily was driven by a tax benefit of $110.9 million recorded during the second quarter of 2006 as described previously compared to tax benefits and recoverables totaling $48.2 million recorded during the third quarter of 2005 as described below. In addition, the Company recorded higher income from continuing operations before federal income tax expense primarily due to increases in policy charges and traditional life insurance and immediate annuity premiums. Higher life insurance and annuity benefits and lower interest spread income partially offset the overall increase in income from continuing operations before federal income tax expense.

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

The increase in premiums was due to higher interest rates relative to a year ago, which created a favorable environment for immediate annuity product sales in the Individual Investments segment.

Higher benefits and claims primarily occurred within the Individual Investments segment due to increased immediate annuity benefit reserves, which were driven by growth in sales relative to a year ago and an increasing proportion of business with living benefit features. This increase is consistent with the corresponding increase in immediate annuity premiums and asset fees described above.

Interest spread income decreased primarily within the Individual Investments and Corporate and Other segments. The decline in Individual Investments was due to a decline in general account assets caused by fixed annuity net outflows and lower income from mortgage loan prepayments and bond call premiums. Shrinking margins in the MTN program drove the decrease in the Corporate and Other segment.

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

See Part I, Item 1 – Business – Overview for a description of the Company’s sales distribution network.

2007 Compared to 2006

The following table summarizes sales by product and segment for the years ended December 31:

(dollars in millions)	2007	2006	Change
Individual Investments
Individual variable annuities:
The BEST of AMERICA products	$5,169.0	$4,390.9	18%
Private label annuities	434.6	356.6	22%

Total individual variable annuities	5,603.6	4,747.5	18%

Individual fixed annuities	154.1	183.7	(16)%
Income products	216.4	230.7	(6)%
Advisory services program	147.2	222.8	(34)%

Total Individual Investments	6,121.3	5,384.7	14%

Retirement Plans
Private sector:
Group products	1,147.4	1,299.6	(12)%
Public sector:
IRC Section 457 annuities	1,548.5	1,533.3	1%

Total Retirement Plans	2,695.9	2,832.9	(5)%

Individual Protection
Corporate-owned life insurance	552.7	805.9	(31)%
The BEST of AMERICA variable life series	448.9	437.3	3%
Traditional/universal life insurance	395.8	356.7	11%

Total Individual Protection	1,397.4	1,599.9	(13)%

Total sales	$10,214.6	$9,817.5	4%

See Part II, Item 7 –MD&A – Business Segments for an analysis of sales by product and segment.

The following table summarizes sales by distribution channel for the years ended December 31:

(dollars in millions)	2007	2006	Change
Non-affiliated:
Independent broker/dealers	$2,884.6	$2,785.7	4%
Financial institutions	1,993.3	1,790.6	11%
Wirehouse and regional firms	1,933.5	1,561.3	24%
Life insurance specialists	329.6	580.6	(43)%
Pension plan administrators	307.3	344.9	(11)%

Total non-affiliated sales	7,448.3	7,063.1	5%

Affiliated:
NRS	1,573.8	1,556.3	1%
Nationwide agents	700.5	726.9	(4)%
NFN producers	268.8	245.1	10%
Mullin TBG	223.2	226.1	(1)%

Total affiliated sales	2,766.3	2,754.4	—

Total sales	$10,214.6	$9,817.5	4%

Higher total sales were driven by improved individual variable annuity sales in the Individual Investments segment due to continued market acceptance of the Company’s products with living benefit riders. However, the overall increase was partially offset by lower COLI sales in the Individual Protection segment due to the addition of two large cases during 2006 and lower Retirement Plans segment sales from the continued movement of pension business to NFS trust product offerings. In recent years, an increasing amount of business has been sold through NFS trust products rather than NLIC group annuity contracts due to NFS’ significant investment in the development of trust product capabilities not prevalent elsewhere in the market.

Higher sales in the wirehouse and regional firms, financial institutions and independent broker/dealers channels were driven by variable annuity products, specifically products offering living benefit riders.

Sales decreased through the life insurance specialists channel due to the decline in COLI activity mentioned above.

2006 Compared to 2005

The following table summarizes sales by product and segment for the years ended December 31:

(dollars in millions)	2006	2005	Change
Individual Investments
Individual variable annuities:
The BEST of AMERICA products	$4,390.9	$3,058.8	44%
Private label annuities	356.6	346.6	3%

Total individual variable annuities	4,747.5	3,405.4	39%

Individual fixed annuities	183.7	180.5	2%
Income products	230.7	186.6	24%
Advisory services program	222.8	231.3	(4)%

Total Individual Investments	5,384.7	4,003.8	35%

Retirement Plans
Private sector:
Group products	1,299.6	1,446.9	(10)%
Public sector:
IRC Section 457 annuities	1,533.3	1,544.8	(1)%

Total Retirement Plans	2,832.9	2,991.7	(5)%

Individual Protection
Corporate-owned life insurance	805.9	657.5	23%
The BEST of AMERICA variable life series	437.3	426.0	3%
Traditional/universal life insurance	356.7	352.3	1%

Total Individual Protection	1,599.9	1,435.8	11%

Total sales	$9,817.5	$8,431.3	16%

See Part II, Item 7 – MD&A – Business Segments for an analysis of sales by product and segment.

The following table summarizes sales by distribution channel for the years ended December 31:

(dollars in millions)	2006	2005	Change
Non-affiliated:
Independent broker/dealers	$2,785.7	$2,552.6	9%
Financial institutions	1,790.6	1,233.9	45%
Wirehouse and regional firms	1,561.3	1,227.7	27%
Life insurance specialists	580.6	382.4	52%
Pension plan administrators	344.9	354.0	(3)%

Total non-affiliated sales	7,063.1	5,750.6	23%

Affiliated:
NRS	1,556.3	1,573.2	(1)%
Nationwide agents	726.9	691.0	5%
NFN producers	245.1	141.1	74%
Mullin TBG	226.1	275.4	(18)%

Total affiliated sales	2,754.4	2,680.7	3%

Total sales	$9,817.5	$8,431.3	16%

The increase in total sales primarily was driven by strong sales of products with living benefit riders in the Individual Investments segment. Higher COLI sales in the Individual Protection segment from the addition of two large cases during 2006 also contributed to the overall increase. However, sales in the Retirement Plans segment continued to decline as a result of the movement of pension business to NFS trust product offerings.

Increased sales in the financial institutions, wirehouse and regional firms, and independent broker/dealers channels primarily were generated from strong variable annuity sales, specifically products offering living benefit riders.

Sales increased through the life insurance specialists channel due to the COLI impact mentioned above.

Higher sales in the NFN producers channel were driven by variable annuity and income products.

Business Segments

Individual Investments

2007 Compared to 2006

The following table summarizes selected financial data for the Company’s Individual Investments segment for the years ended December 31:

(dollars in millions)	2007	2006	Change
Statements of Income Data
Revenues:
Policy charges:
Asset fees	$583.1	$506.0	15%
Administrative fees	26.8	20.0	34%
Surrender fees	47.0	55.7	(16)%

Total policy charges	656.9	581.7	13%
Premiums	133.1	142.5	(7)%
Net investment income	609.1	739.5	(18)%
Other income	3.1	2.6	19%

Total revenues	1,402.2	1,466.3	(4)%

Benefits and expenses:
Interest credited to policyholder accounts	419.7	501.7	(16)%
Benefits and claims	234.2	202.8	15%
Amortization of DAC	287.1	352.7	(19)%
Other operating expenses	191.6	206.3	(7)%

Total benefits and expenses	1,132.6	1,263.5	(10)%

Pre-tax operating earnings	$269.6	$202.8	33%

Other Data
Interest spread margin:
Net investment income	5.70%	5.76%
Interest credited	3.75%	3.78%

Interest spread on average general account values	1.95%	1.98%

Sales:
Individual variable annuities	$5,603.6	$4,747.5	18%
Individual fixed annuities	154.1	183.7	(16)%
Income products	216.4	230.7	(6)%
Advisory services program	147.2	222.8	(34)%

Total sales	$6,121.3	$5,384.7	14%

Average account values:
General account	$11,198.7	$13,283.3	(16)%
Separate account	41,040.7	36,841.3	11%
Advisory services program	634.9	508.2	25%

Total average account values	$52,874.3	$50,632.8	4%

Account values as of year end:
Individual variable annuities	$45,809.3	$43,434.8	5%
Individual fixed annuities	4,261.8	5,909.7	(28)%
Income products	2,064.8	1,984.6	4%
Advisory services program	647.2	597.1	8%

Total account values	$52,783.1	$51,926.2	2%

Pre-tax operating earnings to average account values	0.51%	0.40%

The increase in pre-tax operating earnings primarily was driven by higher asset fees and lower amortization of DAC, partially offset by lower interest spread income and higher benefits and claims.

Asset fees are calculated daily and charged as a percentage of separate account values. Higher average separate account values driven by favorable market performance increased asset fees by $59.7 million. In addition, the average variable asset fee rate increased to 1.42% from 1.37% in the prior year as new business sold with living benefit riders and corresponding higher fee rates influenced the overall average rate, increasing asset fees by $17.4 million.

Lower amortization of DAC primarily was due to the aforementioned DAC unlocking, which lowered amortization of DAC by $208.9 million. In addition, the Company modified the features of its L.inc product within this segment during 2007. This modification required the Company to extinguish existing DAC and other balances related to L.inc, resulting in a $124.0 million increase in amortization of DAC and increased annuity benefits of $11.0 million as explained below.

Interest spread income declined due to three factors. First, general account assets decreased due to fixed annuity outflows, reducing income by $40.6 million. Second, interest spread margins declined during 2007 to 195 basis points compared to 198 basis points in 2006. Long-duration higher yielding investments rolling over into lower yielding assets drove the margin compression and accounted for $4.9 million in reduced income. Third, the current year included only $17.4 million of income from mortgage loan prepayments and bond call premiums compared to $20.3 million in 2006.

Higher benefits and claims primarily were driven by increased annuity benefits of $12.5 million related to the unlocking of DAC and other related balances in 2007 and the aforementioned increase in annuity benefits related to modification of L.inc features of $11.0 million. The remaining increase was due to higher guaranteed benefit expenses related to growth in this business.

Higher sales in the individual variable annuity business were driven by continued market acceptance of the Company’s products with living benefit riders, especially L.inc, and a more targeted sales process. Sales of products with the L.inc rider increased $867.8 million compared to 2006.

The following table summarizes selected information about the Company’s deferred individual fixed annuities, including the fixed option of variable annuities, as of December 31, 2007:

	Ratchet		Reset		Market value adjustment (MVA) and other		Total
(dollars in millions)	Account value	Weighted average crediting rate	Account value	Weighted average crediting rate	Account value	Weighted average crediting rate	Account value	Weighted average crediting rate
Minimum interest rate of 3.50% or greater	$—	N/A	$639.9	3.54%	$—	N/A	$639.9	3.54%
Minimum interest rate of 3.00% to 3.49%	1,289.3	4.12%	3,283.9	3.07%	—	N/A	4,573.2	3.37%
Minimum interest rate lower than 3.00%	804.1	3.38%	433.5	3.66%	149.0	2.55%	1,386.6	3.38%
MVA with no minimum interest rate guarantee	—	N/A	—	N/A	1,512.5	2.73%	1,512.5	2.73%

Total deferred individual fixed annuities	$2,093.4	3.84%	$4,357.3	3.20%	$1,661.5	2.72%	$8,112.2	3.27%

2006 Compared to 2005

The following table summarizes selected financial data for the Company’s Individual Investments segment for the years ended December 31:

(dollars in millions)	2006	2005	Change
Statements of Income Data
Revenues:
Policy charges:
Asset fees	$506.0	$455.4	11%
Administrative fees	20.0	15.7	27%
Surrender fees	55.7	61.3	(9)%

Total policy charges	581.7	532.4	9%
Premiums	142.5	96.7	47%
Net investment income	739.5	822.4	(10)%
Other income	2.6	1.3	100%

Total revenues	1,466.3	1,452.8	1%

Benefits and expenses:
Interest credited to policyholder accounts	501.7	557.7	(10)%
Benefits and claims	202.8	149.1	36%
Amortization of DAC	352.7	329.1	7%
Other operating expenses	206.3	193.1	7%

Total benefits and expenses	1,263.5	1,229.0	3%

Pre-tax operating earnings	$202.8	$223.8	(9)%

Other Data
Interest spread margin:
Net investment income	5.76%	5.85%
Interest credited	3.78%	3.85%

Interest spread on average general account values	1.98%	2.00%

Sales:
Individual variable annuities	$4,747.5	$3,405.4	39%
Individual fixed annuities	183.7	180.5	2%
Income products	230.7	186.6	24%
Advisory services program	222.8	231.3	(4)%

Total sales	$5,384.7	$4,003.8	35%

Average account values:
General account	$13,283.3	$14,501.5	(8)%
Separate account	36,841.3	34,539.0	7%
Advisory services program	508.2	309.3	64%

Total average account values	$50,632.8	$49,349.8	3%

Account values as of year end:
Individual variable annuities	$43,434.8	$40,343.8	8%
Individual fixed annuities	5,909.7	7,354.0	(20)%
Income products	1,984.6	1,857.7	7%
Advisory services program	597.1	411.5	45%

Total account values	$51,926.2	$49,967.0	4%

Pre-tax operating earnings to average account values	0.40%	0.45%

The decrease in pre-tax operating earnings was driven by higher benefits and claims, lower interest spread income, increased amortization of DAC and higher other operating expenses. Increased asset fees and premiums partially offset the overall decrease.

The increase in benefits and claims was driven by increased immediate annuity reserves due to growth in sales relative to a year ago and an increasing proportion of business with living benefit features. This increase is consistent with the increase in premiums noted below.

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

The increase in premiums was due to higher interest rates relative to a year ago, which created a favorable environment for immediate annuity product sales. The Federal Funds rate was 5.25% at December 31, 2006 compared to 4.25% at December 31, 2005.

Higher sales occurred in the variable annuity business driven by the L.inc and CPPLI product riders and a more targeted sales process. Sales of products with the L.inc and CPPLI riders accounted for $886.3 million and $451.9 million, respectively, of the increase in sales compared to 2005.

The following table summarizes selected information about the Company’s deferred individual fixed annuities, including the fixed option of variable annuities, as of December 31, 2006:

	Ratchet		Reset		Market value adjustment (MVA) and other		Total
(dollars in millions)	Account value	Weighted average crediting rate	Account value	Weighted average crediting rate	Account value	Weighted average crediting rate	Account value	Weighted average crediting rate
Minimum interest rate of 3.50% or greater	$—	N/A	$506.2	3.46%	$—	N/A	$506.2	3.46%
Minimum interest rate of 3.00% to 3.49%	2,130.2	4.59%	4,603.5	3.10%	—	N/A	6,733.7	3.57%
Minimum interest rate lower than 3.00%	848.3	3.32%	615.2	3.59%	38.3	3.91%	1,501.8	3.45%
MVA with no minimum interest rate guarantee	—	N/A	—	N/A	1,586.9	2.88%	1,586.9	2.88%

Total deferred individual fixed annuities	$2,978.5	4.23%	$5,724.9	3.18%	$1,625.2	2.91%	$10,328.6	3.44%

Retirement Plans

2007 Compared to 2006

The following table summarizes selected financial data for the Company’s Retirement Plans segment for the years ended December 31:

(dollars in millions)	2007	2006	Change
Statements of Income Data
Revenues:
Policy charges:
Asset fees	$124.7	$125.4	(1)%
Administrative fees	11.8	30.3	(61)%
Surrender fees	3.0	4.5	(33)%

Total policy charges	139.5	160.2	(13)%
Net investment income	639.4	636.0	1%

Total revenues	778.9	796.2	(2)%

Benefits and expenses:
Interest credited to policyholder accounts	433.7	440.5	(2)%
Amortization of DAC	26.7	37.9	(30)%
Other operating expenses	173.6	179.1	(3)%

Total benefits and expenses	634.0	657.5	(4)%

Pre-tax operating earnings	$144.9	$138.7	4%

Other Data
Interest spread margin:
Net investment income	5.89%	5.91%
Interest credited	3.99%	4.09%

Interest spread on average general account values	1.90%	1.82%

Sales:
Private sector	$1,147.4	$1,299.6	(12)%
Public sector	1,548.5	1,533.3	1%

Total sales	$2,695.9	$2,832.9	(5)%

Average account values:
General account	$10,848.6	$10,756.1	1%
Separate account	16,934.3	17,544.3	(3)%

Total average account values	$27,782.9	$28,300.4	(2)%

Account values as of year end:
Private sector	$9,457.4	$12,542.9	(25)%
Public sector	17,096.3	15,979.5	7%

Total account values	$26,553.7	$28,522.4	(7)%

Pre-tax operating earnings to average account values	0.52%	0.49%

The increase in pre-tax operating earnings primarily was driven by lower amortization of DAC and higher interest spread income, partially offset by lower administrative fees.

Lower amortization of DAC primarily was due to the aforementioned DAC unlocking of the net separate account growth rate assumption for the three-year reversion period and adjusting the net separate account growth rate and related discount rate assumptions. These factors lowered amortization of DAC by $10.5 million.

Interest spread income increased due to a lower average crediting rate as interest spread margins widened to 190 basis points in 2007 compared to 182 basis points for 2006. Included in 2007 were 11 basis points, or $11.7 million, of income from mortgage loan prepayments and bond call premiums compared to 9 basis points, or $9.9 million, in 2006.

Lower administrative fees primarily were attributable to the surrender of a group fixed annuity contract during the second quarter of 2006, which resulted in an $18.6 million policy adjustment.

Private sector sales decreased due to the declining issuance of group annuity contracts described earlier and the related decrease in recurring flows.

2006 Compared to 2005

The following table summarizes selected financial data for the Company’s Retirement Plans segment for the years ended December 31:

(dollars in millions)	2006	2005	Change
Statements of Income Data
Revenues:
Policy charges:
Asset fees	$125.4	$129.5	(3)%
Administrative fees	30.3	8.0	NM
Surrender fees	4.5	7.5	(40)%

Total policy charges	160.2	145.0	11%
Net investment income	636.0	643.1	(1)%

Total revenues	796.2	788.1	1%

Benefits and expenses:
Interest credited to policyholder accounts	440.5	444.8	(1)%
Amortization of DAC	37.9	47.2	(20)%
Other operating expenses	179.1	181.8	(2)%

Total benefits and expenses	657.5	673.8	(2)%

Pre-tax operating earnings	$138.7	$114.3	21%

Other Data
Interest spread margin:
Net investment income	5.91%	6.11%
Interest credited	4.09%	4.23%

Interest spread on average general account values	1.82%	1.88%

Sales:
Private sector	$1,299.6	$1,446.9	(10)%
Public sector	1,533.3	1,544.8	(1)%

Total sales	$2,832.9	$2,991.7	(5)%

Average account values:
General account	$10,756.1	$10,519.0	2%
Separate account	17,544.3	18,739.2	(6)%

Total average account values	$28,300.4	$29,258.2	(3)%

Account values as of year end:
Private sector	$12,542.9	$13,900.9	(10)%
Public sector	15,979.5	15,790.2	1%

Total account values	$28,522.4	$29,691.1	(4)%

Pre-tax operating earnings to average account values	0.49%	0.39%

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

Interest spread margins decreased to 182 basis points in 2006 compared to 188 basis points in 2005. Included in the current year were 9 basis points, or $9.9 million, of income from mortgage loan prepayments and bond call premiums compared to 20 basis points, or $21.2 million, in 2005.

Private sector sales decreased due to the declining issuance of group annuity contracts described earlier and the related decrease in recurring flows.

Individual Protection

2007 Compared to 2006

The following table summarizes selected financial data for the Company’s Individual Protection segment for the years ended December 31:

(dollars in millions)	2007	2006	Change
Statements of Income Data
Revenues:
Policy charges:
Asset fees	$38.7	$32.8	18%
Cost of insurance charges	300.2	282.1	6%
Administrative fees	62.3	64.3	(3)%
Surrender fees	10.7	11.5	(7)%

Total policy charges	411.9	390.7	5%
Premiums	158.6	165.8	(4)%
Net investment income	330.2	328.2	1%
Other income	—	0.3	NM

Total revenues	900.7	885.0	2%

Benefits and expenses:
Interest credited to policyholder accounts	178.0	179.2	(1)%
Benefits	245.1	247.5	(1)%
Policyholder dividends	24.5	25.6	(5)%
Amortization of DAC	80.2	69.6	15%
Other operating expenses	147.1	142.4	3%

Total benefits and expenses	674.9	664.3	2%

Pre-tax operating earnings	$225.8	$220.7	2%

Other Data
Sales:
Corporate-owned life insurance	$552.7	$805.9	(31)%
The BEST of AMERICA variable life series	448.9	437.3	3%
Traditional/universal life insurance	395.8	356.7	11%

Total sales	$1,397.4	$1,599.9	(13)%

Policy reserves as of year end:
Individual investment life insurance	$4,028.2	$3,676.4	10%
Corporate investment life insurance	9,278.8	8,514.4	9%
Traditional life insurance	2,019.8	2,014.3	—
Universal life insurance	1,218.7	1,128.9	8%

Total policy reserves	$16,545.5	$15,334.0	8%

Insurance in force as of year end:
Individual investment life insurance	$39,780.6	$38,762.0	3%
Corporate investment life insurance	25,291.5	24,764.4	2%
Traditional life insurance	23,289.3	19,800.9	18%
Universal life insurance	10,013.3	9,600.7	4%

Total insurance in force	$98,374.7	$92,928.0	6%

Pre-tax operating earnings increased primarily due to higher policy charges, partially offset by higher amortization of DAC and lower premiums.

Policy charges increased due to higher cost of insurance charges and asset fees. The aging of the individual life business block drove higher cost of insurance charges. The aging of a block generally increases cost of insurance charges as the Company’s related mortality risk also rises. Asset fees increased due to higher average separate account values.

Amortization of DAC increased primarily due to unlocking in 2006 related to mortality assumptions in fixed universal life and variable universal life that reduced amortization by $18.5 and $10.9 million, respectively. This increase was offset by lower amortization of DAC due to the aforementioned DAC unlocking in 2007 of the net separate account growth rate assumption for the three-year reversion period, adjusting the net separate account growth rate and related discount rate assumptions, and increasing estimated lapse rates for BOLI products. These factors lowered amortization of DAC by $19.0 million in 2007.

Premiums declined primarily due to higher premiums ceded on renewal products and a $3.7 million fixed life insurance premium refund in the prior year.

The decrease in sales primarily was due to the addition of two large COLI cases during 2006.

2006 Compared to 2005

The following table summarizes selected financial data for the Company’s Individual Protection segment for the years ended December 31:

(dollars in millions)	2006	2005	Change
Statements of Income Data
Revenues:
Policy charges:
Asset fees	$32.8	$28.3	16%
Cost of insurance charges	282.1	270.5	4%
Administrative fees	64.3	66.3	(3)%
Surrender fees	11.5	12.6	(9)%

Total policy charges	390.7	377.7	3%
Premiums	165.8	163.3	2%
Net investment income	328.2	332.8	(1)%
Other income	0.3	—	NM

Total revenues	885.0	873.8	1%

Benefits and expenses:
Interest credited to policyholder accounts	179.2	182.4	(2)%
Benefits	247.5	228.4	8%
Policyholder dividends	25.6	33.1	(23)%
Amortization of DAC	69.6	89.0	(22)%
Other operating expenses	142.4	148.1	(4)%

Total benefits and expenses	664.3	681.0	(3)%

Pre-tax operating earnings	$220.7	$192.8	15%

Other Data
Sales:
Corporate-owned life insurance	$805.9	$657.5	23%
The BEST of AMERICA variable life series	437.3	426.0	3%
Traditional/universal life insurance	356.7	352.3	1%

Total sales	$1,599.9	$1,435.8	11%

Policy reserves as of year end:
Individual investment life insurance	$3,676.4	$3,334.7	10%
Corporate investment life insurance	8,514.4	6,744.6	26%
Traditional life insurance	2,014.3	2,132.7	(6)%
Universal life insurance	1,128.9	1,066.7	6%

Total policy reserves	$15,334.0	$13,278.7	16%

Insurance in force as of year end:
Individual investment life insurance	$38,762.0	$37,539.8	3%
Corporate investment life insurance	24,764.4	23,635.5	5%
Traditional life insurance	19,800.9	19,940.9	(1)%
Universal life insurance	9,600.7	8,863.4	8%

Total insurance in force	$92,928.0	$89,979.6	3%

The increase in pre-tax operating earnings primarily was driven by decreased amortization of DAC, increased cost of insurance charges and lower policyholder dividends, partially offset by higher benefits.

Amortization of DAC declined primarily due to unlocking in 2006 related to mortality assumptions in fixed universal life and variable universal life that reduced amortization by $18.5 and $10.9 million, respectively.

Higher cost of insurance charges were due to increased business in force combined with the aging of the individual life business block. The aging of a block generally increases cost of insurance charges.

Higher benefits were due to adverse mortality in both the fixed and investment life businesses, partially offset by a $3.3 million waiver of premium reserve release in fixed life during the first quarter of 2006. The overall increase in total policyholder benefits was partially offset by lower policyholder dividends, primarily driven by a lower current dividend scale.

The increase in sales primarily was due to the addition of two large COLI cases during 2006.

Corporate and Other

2007 Compared to 2006

The following table summarizes selected financial data for the Company’s Corporate and Other segment for the years ended December 31:

(dollars in millions)	2007	2006	Change
Statements of Income Data
Operating revenues:
Net investment income	$397.1	$354.8	12%
Other income	(5.8)	3.4	NM

Total operating revenues	391.3	358.2	9%

Benefits and operating expenses:
Interest credited to policyholder accounts	231.2	208.7	11%
Interest expense	70.0	65.5	7%
Other operating expenses	17.2	9.0	91%

Total benefits and operating expenses	318.4	283.2	12%

Pre-tax operating earnings	72.9	75.0	(3)%
Add: non-operating net realized investment (losses) gains[1]	(156.0)	1.0	NM
Add: adjustment to amortization related to net realized investment gains and losses	25.5	9.9	NM

Income (loss) from continuing operations before federal income tax expense	$(57.6)	$85.9	NM

Other Data
Account values as of year end:
Funding agreements backing medium-term notes	$4,525.7	$4,599.5	(2)%

[1]	Excluding periodic net amounts paid or received on interest rate swaps that do not qualify for hedge accounting treatment and net realized gains and losses related to securitizations.

Pre-tax operating earnings increased primarily due to higher interest spread income, partially offset by lower other income and higher other operating expenses.

Interest spread income increased primarily due to higher average assets and slightly higher average investment returns.

Lower other income primarily was driven by the structured products business due to an unfavorable environment for mortgage loan securitizations.

Other operating expenses increased due to lower legal expenses in 2006 associated with several favorable case developments.

The increase in non-operating net realized investment losses was driven by higher impairment charges in 2007 due to challenging conditions in the credit markets. In addition, the Company recorded higher losses on living benefit embedded derivatives, net of economic hedging activity, primarily as a result of increased volatility in market returns.

The following table summarizes net realized investment (losses) gains from continuing operations by source for the years ended December 31:

(in millions)	2007	2006
Total realized gains on sales, net of hedging losses	$65.4	$88.8
Total realized losses on sales, net of hedging gains	(79.9)	(64.8)
Total other-than-temporary and other investment impairments	(116.4)	(17.1)
Credit default swaps	(7.5)	(1.1)
Periodic net coupon settlements on non-qualifying derivatives	1.7	1.9
Other derivatives	(29.5)	(0.6)

Net realized investment (losses) gains	$(166.2)	$7.1

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

2006 Compared to 2005

The following table summarizes selected financial data for the Company’s Corporate and Other segment for the years ended December 31:

(dollars in millions)	2006	2005	Change
Statements of Income Data
Operating revenues:
Net investment income	$354.8	$307.1	16%
Other income	3.4	1.8	89%

Total operating revenues	358.2	308.9	16%

Benefits and operating expenses:
Interest credited to policyholder accounts	208.7	146.1	43%
Interest expense	65.5	66.3	(1)%
Other operating expenses	9.0	15.3	(41)%

Total benefits and operating expenses	283.2	227.7	24%

Pre-tax operating earnings	75.0	81.2	(8)%
Add: non-operating net realized investment gains[1]	1.0	9.5	NM
Add: adjustment to amortization related to net realized investment gains and losses	9.9	(1.0)	NM

Income from continuing operations before federal income tax expense	$85.9	$89.7	(4)%

Other Data
Account values as of year end — Funding agreements backing medium-term notes	$4,599.5	$3,998.2	15%

[1]	Excluding periodic net amounts paid or received on interest rate swaps that do not qualify for hedge accounting treatment and net realized gains and losses related to securitizations.

Pre-tax operating earnings were virtually flat as lower other operating expenses were offset by lower interest spread income.

Lower other operating expenses were driven by lower legal expenses in 2006 due to favorable developments on several cases.

Interest spread income declined primarily due to lower margins in the MTN program.

The Company recorded lower non-operating net realized investment gains during 2006 compared to 2005 primarily due to an increase in gross losses on sales of fixed maturity securities, partially offset by lower current year impairments as 2005 included significant losses on airline industry holdings.

The following table summarizes net realized investment gains from continuing operations by source for the years ended December 31:

(in millions)	2006	2005
Total realized gains on sales, net of hedging losses	$88.8	$75.6
Total realized losses on sales, net of hedging gains	(64.8)	(22.9)
Total other-than-temporary and other investment impairments	(17.1)	(36.8)
Credit default swaps	(1.1)	(7.5)
Periodic net coupon settlements on non-qualifying derivatives	1.9	1.1
Other derivatives	(0.6)	1.1

Net realized investment gains	$7.1	$10.6

The following table summarizes for the year ended December 31, 2007 the Company’s largest aggregate losses on sales and write-downs by issuer, the related circumstances giving rise to the losses and the circumstances that may have affected other material investments held:

	Fair value at sale (proceeds)	YTD loss on sale	YTD write- downs	December 31, 2007
(in millions)				Holdings[1]	Net unrealized gain (loss)
U.S. government agency securities that were sold at a loss in 2007. No impairment is necessary on the remaining holdings.	$1,155.0	$(24.7)	$—	$406.1	$61.2

Ownership interests in a company that primarily provides financial services to small businesses. An impairment was recognized in the second and third quarters of 2007.	7.2	(0.2)	(4.5)	23.9	(0.1)

Ownership interest in an investment lending company. An impairment was recognized in the fourth quarter of 2007.	—	—	(52.0)	—	—

Ownership interest in a mortgage-backed security. An impairment was recognized in the fourth quarter of 2007.[2]	—	—	(15.0)	33.4	(1.0)

Ownership interest in a mortgage-backed security. An impairment was recognized in the third and fourth quarters of 2007.[2]	—	—	(14.0)	6.0	—

An investment vehicle that holds the rights to certain motion pictures created and/or distributed by a major entertainment company. An impairment was recognized in the first quarter of 2007.	—	—	(10.6)	—	—

Ownership interest in a mortgage-backed security. An impairment was recognized in the fourth quarter of 2007.[2]	—	—	(3.9)	6.8	—

Total	$1,162.2	$(24.9)	$(100.0)	$476.2	$60.1

[1]	Holdings represent amortized cost of fixed maturity securities and cost of equity securities as of the date indicated.
[2]	Security with Sub-prime collateral.

No other issuer had aggregate losses on sales and write-downs greater than 2.0% of the Company’s total gross losses on sales and write-downs on fixed maturity and equity securities.

Contractual Obligations and Commitments

The following table summarizes the Company’s contractual obligations and commitments as of December 31, 2007 expected to be paid in the periods presented. Payment amounts reflect the Company’s estimate of undiscounted cash flows related to these obligations and commitments. Balance sheet amounts were determined in accordance with GAAP and may differ from the summation of undiscounted cash flows. The most significant difference relates to future policy benefits for life and health insurance, which include discounting.

	Payments due by period					Amount per balance sheet
(in millions)	Less than 1 year	1-3 years	3-5 years	More than 5 years	Total
Debt[1]:
Short-term	$289.7	$—	$—	$—	$289.7	$285.3
Long-term, payable to NFS	53.7	107.4	107.4	1,746.0	2,014.5	700.0

Subtotal	343.4	107.4	107.4	1,746.0	2,304.2	985.3

License obligation	11.7	24.2	5.7	—	41.6	—

Purchase and lending commitments:
Fixed maturity securities[2]	47.4	—	—	—	47.4	—
Commercial mortgage loans[2]	73.4	8.0	—	—	81.4	—
Limited partnerships[3]	145.7	9.1	9.1	—	163.9	—

Subtotal	266.5	17.1	9.1	—	292.7	—

Future policy benefits and claims[4]:
Fixed annuities and fixed option of variable annuities[5]	1,706.9	2,477.9	1,673.1	3,079.4	8,937.3	8,814.4
Life and health insurance[5]	538.4	1,273.1	761.0	8,110.0	10,682.5	5,635.9
Single premium immediate annuities[6]	256.4	472.0	405.4	1,860.5	2,994.3	1,934.2
Group pension deferred fixed annuities[7]	1,191.8	2,320.4	2,037.8	9,221.1	14,771.1	10,693.7
Funding agreements backing MTNs[2,8]	1,005.4	2,681.6	1,525.2	210.4	5,422.6	4,920.2

Subtotal	4,698.9	9,225.0	6,402.5	22,481.4	42,807.8	31,998.4

Cash and securities collateral[9]:
Cash collateral on securities lending	551.9	—	—	—	551.9	551.9
Cash collateral on derivative transactions	245.4	—	—	—	245.4	245.4
Securities collateral on derivative transactions	18.5	—	—	—	18.5	18.5

Subtotal	815.8	—	—	—	815.8	815.8

Total	$6,136.3	$9,373.7	$6,524.7	$24,227.4	$46,262.1	$33,799.5

[1]

No contractual provisions exist that could create, increase or accelerate those obligations presented. The amount presented includes contractual principal payments and interest based on rates in effect at December 31, 2007.

[2]	No contractual provisions exist that could create, accelerate or materially increase those obligations presented.

[3]

Primarily related to investments in low-income-housing tax credit partnerships. Call dates for the obligations presented are either date or event specific. For date specific obligations, the Company is required to fund a specified amount on a stated date provided there are no defaults under the agreement. For event specific obligations, the Company is required to fund a specified amount of its capital commitment when properties in a fund become fully stabilized. For event specific obligations, the call date of these commitments may extend beyond one year but has been reflected in payments due in less than one year due to the call features. The Company’s capital typically is called within one to four years, depending on the timing of events.

[4]

A significant portion of policy contract benefits and claims to be paid do not have stated contractual maturity dates and may not result in any ultimate payment obligation. Amounts reported represent estimated undiscounted cash flows out of the Company’s general account related to death, surrender, annuity and other benefit payments under policy contracts in force at December 31, 2007. Separate account payments are not reflected due to the matched nature of these obligations and because the contract owners bear the investment risk of such deposits. Estimated payment amounts were developed based on the Company’s historical experience and related contractual provisions. Significant assumptions incorporated in the reported amounts include future policy lapse rates (including the impact of customer decisions to make future premium payments to keep the related policies in force); coverage levels remaining unchanged from those provided under contracts in force at December 31, 2007; future interest crediting rates; and estimated timing of payments. Actual amounts will vary, potentially by a significant amount, from the amounts indicated due to deviations between assumptions and actual results and the addition of new business in future periods.

[5]

Contractual provisions exist which could adjust the amount and/or timing of those obligations reported. Key assumptions related to payments due by period include customer lapse and withdrawal rates (including timing of death), exchanges to and from the fixed and separate accounts of the variable annuities, claim experience with respect to guarantees, and future interest crediting level. Assumptions for future interest crediting levels were made based on processes consistent with the Company’s past practices, which is at the discretion of the Company, subject to guaranteed minimum crediting rates in many cases and/or subject to contractually obligated increases for specified time periods. Many of the contracts with potentially accelerated payments are subject to surrender charges, which are generally calculated as a percentage of deposits made and are assessed at declining rates during the first seven years after a deposit is made. Amounts disclosed include an estimate of those accelerated payments, net of applicable surrender charges. See Note 2(g) to the audited consolidated financial statements included in the F pages of this report for a description of the Company’s method for establishing life and annuity reserves in accordance with GAAP. Health reserves are immaterial and are reflected in the less than one year column.

[6]

Certain assumptions have been made about mortality experience and retirement patterns in the amounts reported. Actual deaths and retirements may differ significantly from those projected, which could cause the timing of the obligations reported to vary significantly. In addition, contractual surrender provisions exist on an immaterial portion of these contracts that could accelerate those obligations presented. Amounts disclosed do not include an estimate of those accelerated payments. Most of the contracts with potentially accelerated payments are subject to surrender charges, which are generally calculated as a percentage of the commuted value of the remaining term certain benefit payments and are assessed at declining rates during the first seven policy years.

[7]

Contractual provisions exist that could increase those obligations presented. The process for determining future interest crediting rates as described in note 5 above was used to develop the estimates of payments due by period.

[8]

See Part II, Item 7 – MD&A – Off-Balance Sheet Transactions for a detailed discussion of the Company’s MTN program. Amounts presented include contractual principal and interest based on rates in effect at December 31, 2007.

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

ITEM 7A QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market Risk Sensitive Financial Instruments

The Company is subject to potential fluctuations in earnings and the fair value of certain of its assets and liabilities, as well as variations in expected cash flows due to changes in market interest rates and equity prices. The following discussion focuses on specific interest rate, foreign currency and equity market risks to which the Company is exposed and describes strategies used to attempt to manage these risks. This discussion is limited to financial instruments subject to market risks and is not intended to be a complete discussion of all of the risks to which the Company is exposed.

Interest Rate Risk

Fluctuations in interest rates can impact the Company’s earnings, cash flows and the fair value of its assets and liabilities. In a declining interest rate environment, the Company may be required to reinvest the proceeds from maturing and prepaying investments at rates lower than the overall portfolio yield, which could reduce future interest spread income. In addition, minimum guaranteed crediting rates (ranging from 1.5% to 3.5% for a majority of the individual annuity contracts in force) on certain individual annuity contracts could prevent the Company from lowering its interest crediting rates to levels commensurate with prevailing market interest rates, resulting in a reduction to the Company’s interest spread income. The average crediting rate for fixed annuity products during 2007 was 3.75% and 3.99% for the Individual Investments and Retirement Plans segments, respectively (compared to 3.78% and 4.09%, respectively, during 2006), well in excess of guaranteed rates.

The Company attempts to mitigate this risk by managing the maturity and interest-rate sensitivities of assets to be consistent with those of liabilities. In recent years, management has taken actions to address low interest rate environments and the resulting impact on interest spread margins, including reducing commissions on fixed annuity sales, launching new products with new guaranteed rates, discontinuing the sale of its leading annual reset fixed annuities and invoking contractual provisions that limit the amount of variable annuity deposits allocated to the guaranteed fixed option. In addition, the Company adheres to a strict discipline of setting interest crediting rates on new business at levels adequate to provide returns consistent with management expectations.

Conversely, a rising interest rate environment could result in a reduction of interest spread income or an increase in policyholder surrenders. Existing general account investments supporting annuity liabilities had a weighted average maturity of approximately 5.7 years as of December 31, 2007. Therefore, a change in portfolio yield will lag changes in market interest rates. This lag increases if the rate of prepayments of securities slows. To the extent the Company sets renewal rates based on current market rates, this will result in reduced interest spreads. Alternatively, if the Company sets renewal crediting rates while attempting to maintain a desired spread from the portfolio yield, the rates offered by the Company may be less than new money rates offered by competitors. This difference could result in an increase in surrender activity by policyholders. If unable to fund surrenders with cash flow from operations, the Company might need to sell assets, which likely would have declined in value due to the increase in interest rates. The Company attempts to mitigate this risk by offering products that assess surrender charges and/or market value adjustments at the time of surrender, and by managing the maturity and interest-rate sensitivities of assets to approximate those of liabilities.

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

Using this information, in conjunction with each line’s investment strategy, actual asset purchases or commitments are made. In addition, plans for future asset purchases are formulated when appropriate. This process is repeated frequently so that invested assets for each line match its investment needs as closely as possible. The primary objectives are to ensure that each line’s liabilities are invested in accordance with its investment strategy and that over or under investment is minimized.

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

Use of Derivatives to Manage Interest Rate Risk

The Company periodically purchases fixed rate investments to back variable rate liabilities. As a result, the Company can be exposed to interest rate risk due to the mismatch between variable rate liabilities and fixed rate assets. In an effort to mitigate the risk from this mismatch, the Company enters into various types of derivative instruments, with fluctuations in the fair values of the derivatives offsetting changes in the fair values of the investments resulting from changes in interest rates. The Company principally uses pay fixed/receive variable interest rate swaps to manage this risk.

Under these interest rate swaps, the Company receives variable interest rate payments and makes fixed rate payments. The fixed interest paid on the swap offsets the fixed interest received on the investment, resulting in the Company receiving the variable interest payments on the swap, generally 3-month U.S. London Interbank Offered Rate (LIBOR), and the credit spread on the investment. The net receipt of a variable rate will then more closely match the variable rate paid on the liability.

As a result of entering into commercial mortgage loan and private placement commitments, the Company is exposed to changes in the fair value of such commitments due to changes in interest rates during the commitment period prior to funding of the loans. In an effort to manage this risk, the Company enters into short U.S. Treasury futures and/or pay fixed interest rate swaps during the commitment period. With short U.S. Treasury futures or pay fixed interest rate swaps, if interest rates rise/fall, the gains/losses on the futures will offset the change in fair value of the commitment attributable to the change in interest rates.

The Company periodically purchases variable rate investments such as commercial mortgage loans and corporate bonds. As a result, the Company can be exposed to variability in cash flows and investment income due to changes in interest rates. Such variability poses risks to the Company when the assets are funded with fixed rate liabilities. In an effort to manage this risk, the Company may enter into receive fixed/pay variable interest rate swaps.

In using these interest rate swaps, the Company receives fixed interest rate payments and makes variable rate payments. The variable interest paid on the swap offsets the variable interest received on the investment, resulting in the Company receiving the fixed interest payments on the swap and the credit spread on the investment. The net receipt of a fixed rate will then more closely match the fixed rate paid on the liability.

The Company manages interest rate risk at the segment level. Different segments may simultaneously hedge interest rate risks associated with owning fixed and variable rate investments considering the risk relevant to a particular segment.

Characteristics of Interest Rate Sensitive Financial Instruments

The table below provides information about the Company’s financial instruments as of December 31, 2007 that are sensitive to changes in interest rates. Insurance contracts that subject the Company to significant mortality risk, including life insurance contracts and life-contingent immediate annuities, do not meet the definition of a financial instrument and are not included in the table.

	Estimated year of maturities/repayments							2007 Fair Value	2006 Fair Value
(in millions)	2008	2009	2010	2011	2012	There- after	Total
Assets
Fixed maturity securities:
Corporate bonds:
Principal	$1,819.2	$1,582.4	$1,830.9	$1,893.3	$1,675.1	$4,927.1	$13,728.0	$13,773.9	$14,733.7
Weighted average interest rate	5.87%	6.39%	6.09%	6.03%	5.88%	6.46%	6.19%
Mortgage and other asset-backed securities:
Principal	$1,418.8	$1,013.3	$1,104.1	$1,007.3	$988.3	$3,959.2	$9,491.0	$9,280.9	$9,508.6
Weighted average interest rate	5.55%	5.67%	5.55%	5.66%	5.57%	5.70%	5.64%
Other fixed maturity securities:
Principal	$84.7	$43.2	$32.0	$33.1	$63.0	$546.2	$802.2	$878.6	$1,033.1
Weighted average interest rate	5.04%	5.97%	5.25%	4.77%	5.61%	6.61%	6.20%
Mortgage loans on real estate:
Principal	$210.6	$199.8	$403.2	$858.0	$662.9	$5,284.7	$7,619.2	$7,659.9	$8,060.7
Weighted average interest rate	5.82%	6.12%	6.56%	6.43%	6.23%	6.03%	6.12%
Liabilities
Individual deferred fixed annuities:
Principal	$1,927.1	$1,469.3	$1,175.5	$934.4	$765.7	$2,442.2	$8,714.2	$7,231.0	$9,416.4
Weighted average crediting rate	3.23%	3.28%	3.39%	3.50%	3.53%	3.55%
Group pension deferred fixed annuities:
Principal	$1,244.6	$1,136.5	$1,118.7	$965.2	$825.6	$5,403.1	$10,693.7	$10,863.2	$10,978.0
Weighted average crediting rate	4.11%	4.11%	4.11%	4.12%	4.13%	4.14%
Funding agreements backing MTNs:
Principal	$801.5	$1,304.0	$1,142.4	$784.6	$677.4	$—	$4,709.9	$4,537.5	$4,611.8
Weighted average crediting rate	4.71%	4.27%	4.17%	4.21%	4.07%	—
Immediate annuities:
Principal	$262.8	$234.6	$201.0	$173.3	$148.0	$914.5	$1,934.2	$453.0	$449.0
Weighted average crediting rate	6.55%	6.60%	6.65%	6.70%	6.75%	6.82%
Short-term debt:
Principal	$285.3	$—	$—	$—	$—	$—	$285.3	$285.3	$75.2
Weighted average interest rate	4.65%	—	—	—	—	—	4.65%
Long-term debt:
Principal	$—	$—	$—	$—	$—	$700.0	$700.0	$751.3	$809.3
Weighted average interest rate	—	—	—	—	—	7.67%	7.67%

	Estimated year of maturities/repayments							2007 Fair Value	2006 Fair Value
(in millions, except settlement prices)	2008	2009	2010	2011	2012	There- after	Total
Derivative Financial Instruments
Interest rate swaps:
Pay fixed/receive variable:
Notional value	$471.4	$789.7	$463.8	$875.0	$348.6	$265.8	$3,214.3	$(163.6)	$(95.4)
Weighted average pay rate	4.85%	3.68%	5.02%	5.03%	5.17%	5.23%	4.70%
Weighted average receive rate[1]	5.40%	5.37%	5.37%	5.43%	5.51%	5.44%	5.41%
Pay fixed/receive variable, forward starting:
Notional value	$—	$—	$—	$—	$—	$98.6	$98.6	$(3.7)	$(0.8)
Weighted average pay rate	—	—	—	—	—	5.18%	5.18%
Weighted average receive rate	—	—	—	—	—	1.75%	1.75%
Pay variable/receive fixed:
Notional value	$228.8	$15.9	$11.4	$266.6	$223.4	$338.9	$1,085.0	$246.6	$214.1
Weighted average pay rate[1]	2.79%	4.98%	5.98%	5.28%	5.50%	4.98%	4.71%
Weighted average receive rate	2.53%	4.17%	8.52%	6.25%	5.44%	5.08%	4.93%
Pay fixed/receive fixed:
Notional value	$16.8	$64.1	$51.8	$67.8	$11.4	$124.1	$336.0	$(24.4)	$(46.4)
Weighted average pay rate	5.83%	5.73%	3.66%	5.61%	4.70%	5.14%	5.14%
Weighted average receive rate	4.04%	4.16%	4.66%	5.12%	6.10%	5.73%	5.07%
Credit default swaps sold:
Notional value	$115.0	$29.5	$57.0	$6.0	$48.0	$—	$255.5	$(8.5)	$2.5
Weighted average receive rate	0.57%	0.99%	0.66%	3.55%	0.92%	—	0.78%
Credit default swaps purchased:
Notional value	$11.5	$0.8	$—	$10.5	$—	$22.0	$44.8	$3.2	$(0.2)
Weighted average pay rate	1.10%	5.00%	—	0.89%	—	0.57%	0.85%
Embedded derivatives:
Notional value	$—	$—	$—	$—	$—	$20.0	$20.0	$(122.0)	$54.5
Total return swaps[2]:
Notional value	$375.0	$—	$—	$—	$—	$—	$375.0	$(3.3)	$0.1
Mortgage loan commitments held for sale:
Notional value	$86.5	$—	$—	$—	$—	$—	$86.5	$(0.8)	$—
Treasury futures:
Short positions:
Contract amount/notional value	$3.0	$—	$—	$—	$—	$—	$3.0	$—	$—
Weighted average settlement price	111.4	—	—	—	—	—	111.4
Long positions:
Contract amount/notional value	$197.5	$—	$—	$—	$—	$—	$197.5	$0.9	$(2.1)
Weighted average settlement price	112.9	—	—	—	—	—	112.9
Equity futures:
Short positions:
Contract amount/notional value	$286.7	$—	$—	$—	$—	$—	$286.7	$4.5	$(0.2)
Weighted average settlement price	1,492.8	—	—	—	—	—	1,492.8
Long positions:
Contract amount/notional value	$0.6	$—	$—	$—	$—	$—	$0.6	$—	$—
Weighted average settlement price	1,480.6	—	—	—	—	—	1,480.6
Option contracts
Long positions:
Contract amount/notional value	$179.4	$97.2	$230.4	$653.6	$420.5	$664.2	$2,245.3	$147.4	$70.0
Weighted average settlement price	1,499.1	1,068.5	1,124.7	1,198.0	1,260.4	1,283.4	1,245.9

[1]	Variable rates are generally based on 1, 3 or 6-month U.S. LIBOR and reflect the effective rate as of December 31, 2007.

[2]	Total return swaps are based on the Lehman CMBS index.

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

Individual deferred fixed annuities: The maturity year is based on the expected date of policyholder withdrawal, taking into account actual experience, current interest rates and contract terms. Individual deferred fixed annuities are certain individual annuity contracts, which are also subject to surrender charges calculated as a percentage of the deposits made and assessed at declining rates during the first seven years after a deposit is made. Also included in deferred fixed annuities were $885.7 million of participating group annuity contracts in 2007 ($948.3 million in 2006). As of December 31, 2007, individual annuity general account liabilities totaling $3.95 billion ($5.12 billion in 2006) were in contracts where the crediting rate is reset periodically with portions resetting in each calendar quarter, and $656.6 million that reset annually compared to $795.9 million in 2006. Individual fixed annuity policy reserves of $1.47 billion in 2007 ($2.29 billion in 2006) were in contracts that adjust the crediting rate every five years. Individual fixed annuity policy reserves of $620.3 million in 2007 were in contracts that adjust the crediting rate every three years compared to $684.0 million in 2006. The average crediting rate is calculated as the difference between the projected yield of the assets backing the liabilities and a targeted interest spread. However, for certain individual annuities the crediting rate is also adjusted to partially reflect current new money rates.

Group pension deferred fixed annuities: The maturity year is based on the expected date of policyholder withdrawal, taking into account actual experience, current interest rates and contract terms. Included were group annuity contracts representing $10.69 billion and $10.81 billion, respectively, of general account liabilities as of December 31, 2007 and 2006, which are generally subject to market value adjustment upon surrender and which also may be subject to surrender charges. Of the total group annuity liabilities in 2007, $9.70 billion ($9.76 billion in 2006) were in contracts where the crediting rate is reset quarterly, $518.0 million ($484.6 million in 2006) were in contracts that adjust the crediting rate on an annual basis with portions resetting in each calendar quarter, and $468.6 million ($585.2 million in 2006) were in contracts where the crediting rate is reset annually on January 1.

Funding agreements backing MTNs: As of December 31, 2007 and 2006, fixed annuity policy reserves of $4.53 billion and $4.60 billion, respectively, relate to funding agreements issued in conjunction with the Company’s MTN program where the crediting rate either is fixed for the term of the contract or is variable based on an underlying index.

Immediate annuities: Non-life contingent contracts in payout status where the Company has guaranteed periodic payments, typically monthly, are included. The maturity year is based on the term of the contract.

Short-term debt and long-term debt: The maturity year is the stated maturity date of the obligation.

Derivative financial instruments: The maturity year is based on the term of the related contract. Interest rate swaps include cross-currency interest rate swaps, which are used to reduce the Company’s existing asset and liability foreign currency exposure. Cross-currency interest rate swaps in place against each foreign currency obligation hedge the Company against adverse currency movements with respect to both period interest payments and principal repayment. Underlying details by currency therefore have been omitted. Variable swap rates and settlement prices reflect rates and prices in effect as of December 31, 2007.

Foreign Currency Risk Management

In conjunction with the Company’s MTN program, the Company periodically issues both fixed and variable rate liabilities denominated in foreign currencies. As a result, the Company is exposed to changes in the fair value of liabilities due to changes in foreign currency exchange rates and related interest rates. In an effort to manage these risks, the Company enters into cross-currency interest rate swaps.

The Company is exposed to changes in the fair value of fixed rate investments denominated in a foreign currency due to changes in foreign currency exchange rates and related interest rates. In an effort to manage this risk, the Company uses cross-currency interest rate hedges to swap these asset characteristics to variable U.S. dollar rate instruments. Cross-currency interest rate swaps on assets are structured to pay a fixed rate, in a foreign currency, and receive a variable U.S. dollar rate, generally 3-month U.S. LIBOR. These derivative instruments are designated as a fair value hedge of a fixed rate foreign denominated asset.

Cross-currency interest rate swaps on variable rate investments are structured to pay a variable rate, in a foreign currency, and receive a fixed U.S. dollar rate. The terms of the foreign currency paid on the swap will exactly match the terms of the foreign currency received on the asset, thus eliminating currency risk. These derivative instruments are designated as a cash flow hedge.

Equity Market Risk

Asset fees calculated as a percentage of separate account assets are a significant source of revenue to the Company. As of December 31, 2007 and 2006, approximately 82% of separate account assets were invested in equity mutual funds. Gains and losses in the equity markets result in corresponding increases and decreases in the Company’s separate account assets and asset fee revenue. In addition, a decrease in separate account assets may decrease the Company’s expectations of future profit margins due to a decrease in asset fee revenue and/or an increase in guaranteed contract claims, which also may require the Company to accelerate amortization of DAC.

The Company’s long-term assumption for net separate account returns is 7% annual growth. If equity markets were unchanged throughout a given year, the Company estimates that its net earnings per diluted share, calculated using current weighted average diluted shares outstanding, would be approximately $0.05 to $0.10 less than if the Company’s long-term assumption for net separate account returns were realized. This analysis assumes no other factors change and that an unlocking of DAC assumptions would not be required. However, as it does each quarter, the Company would evaluate its DAC balance and underlying assumptions to determine the need for unlocking. The Company can provide no assurance that the experience of flat equity market returns would not result in changes to other factors affecting profitability, including the possibility of unlocking of DAC assumptions.

Many of the Company’s individual variable annuity contracts offer guaranteed minimum death benefit (GMDB) features. A GMDB generally provides a benefit if the annuitant dies and the contract value is less than a specified amount, which may be based on premiums paid less amounts withdrawn or contract value on a specified anniversary date. A decline in the stock market causing the contract value to fall below this specified amount, which varies from contract to contract based on the date the contract was entered into as well as the GMDB feature elected, will increase the net amount at risk, which is the GMDB in excess of the contract value. This could result in additional GMDB claims.

In an effort to mitigate this risk, the Company implemented a GMDB economic hedging program for certain new and existing business. Prior to implementation of the GMDB hedging program in 2000, the Company managed this risk primarily by entering into reinsurance arrangements. The GMDB economic hedging program is designed to offset changes in the economic value of the designated GMDB obligation. Currently the program shorts S&P 500 Index futures, which provides an offset to changes in the value of the designated obligation. The futures are not designated as hedges and, therefore, hedge accounting is not applied. The Company’s economic and accounting hedges are not perfectly offset. Therefore, the hedging activity is likely to lead to earnings volatility. This volatility was negligible in 2007. As of December 31, 2007 and 2006, the Company’s net amount at risk was $519.9 million and $562.4 million before reinsurance, respectively, and $317.2 million and $193.0 million net of reinsurance, respectively. As of December 31, 2007 and 2006, the Company’s reserve for GMDB claims was $47.4 million and $29.3 million, respectively.

The Company also offers certain variable annuity products with guaranteed minimum accumulation benefit (GMAB), guaranteed lifetime withdrawal benefit (GLWB) and hybrid GMAB/GLWB riders (collectively referred to as living benefits). A GMAB provides the contractholder with a guaranteed return of premium, adjusted proportionately for withdrawals, after a specified time period (5, 7 or 10 years) selected by the contractholder at the time of issuance of a variable annuity contract. In some cases, the contractholder also has the option, after a specified time, to drop the rider and continue the variable annuity contract without the GMAB. The design of the GMAB rider limits the risk to the Company in a variety of ways including asset allocation requirements, which serve to reduce the Company’s potential exposure to underlying fund performance risks. Specifically, the terms in the GMAB rider limit policyholder asset allocation by either (1) requiring partial allocation of assets to a guaranteed term option (a fixed rate investment option) and excluding certain funds that are highly volatile or difficult to hedge or (2) requiring all assets be allocated to one of the approved asset allocation funds or models defined by the Company.

Beginning in March 2005, the Company began offering a hybrid GMAB/GLWB through its CPPLI contract rider. This living benefit combines a GMAB feature in its first 5-10 years with a lifetime withdrawal benefit election at the end of the GMAB feature. Upon maturity of the GMAB, the contractholder can elect the lifetime withdrawal benefit, which would continue for the duration of the insured’s life; elect a new CPPLI rider; or drop the rider completely and continue the variable annuity contract without any rider. If the lifetime withdrawal benefit is elected and the insured’s contract value is exhausted through such withdrawals and market conditions, the Company will continue to fund future withdrawals at a pre-defined level until the insured’s death. In some cases, the contractholder has the right to drop the GLWB portion of this rider or periodically reset the guaranteed withdrawal basis to a higher level. This benefit requires a minimum allocation to guaranteed term options or adherence to limitations required by an approved asset allocation strategy as previously described above.

In March 2006, the Company added L.inc, a stand-alone GLWB, to complement CPPLI in its product offerings. This rider is very similar to the hybrid benefit discussed above in that L.inc and CPPLI both have guaranteed withdrawal rates that increase based on the age at which the contractholder begins taking income. The withdrawal rates are applied to a benefit base to determine the guaranteed lifetime income amount available to a contractholder. The benefit base is equal to the variable annuity premium at contract issuance and may increase as a result of a ratchet feature that is driven by account performance and a roll-up feature that is driven by policy duration. Generally, the longer the contractholder waits before commencing withdrawals, the greater the guaranteed lifetime income. One key difference between L.inc and CPPLI is that the charge associated with L.inc is assessed against the benefit base. This is a risk mitigation feature as it alleviates much of the uncertainty around account performance and customer withdrawal patterns, both of which can lead to lower than expected revenue streams if the charge were assessed on account value. In June 2007, the Company added a feature to L.inc to allow for a lump settlement in lieu of lifetime withdrawals in certain situations.

The Company’s living benefit riders represent an embedded derivative in a variable annuity contract that is required to be separated from, and valued apart from, the host variable annuity contract. The embedded derivatives are carried at fair value. Subsequent changes in the fair value of the embedded derivatives are recognized in earnings as a component of net realized investment gains and losses. The fair value of the embedded derivatives is calculated based on a combination of capital market and actuarial assumptions. Projections of cash flows inherent in the valuation of the embedded derivative incorporate numerous assumptions including, but not limited to, expectations of contractholder persistency, contractholder withdrawal patterns, risk neutral market returns, correlations of market returns and market return volatility. As of December 31, 2007 and 2006, the net balance of the embedded derivatives for living benefits was a liability of $91.9 million and an asset of $23.7 million, respectively.

Similar to the Company’s economic hedging for GMDBs, the living benefits features are also being economically hedged. The primary risks being hedged are the exposures associated with declining equity market returns and downward interest rate movements. The Company employs a variety of instruments to mitigate this exposure including S&P 500 Index futures, U.S. Treasury futures, interest rate swaps and long-dated over-the-counter put options. The positions used in the economic hedging program are not designated as hedges and, therefore, hedge accounting is not applied. The living benefits hedging program is designed to offset changes in the economic value of the living benefits obligation to contractholders. Changes in the fair value of the embedded derivatives are likely to create volatility in earnings. The hedging activity associated with changes in the economic value of the living benefits obligations will likely mitigate a portion of this earnings volatility.

Inflation

The rate of inflation did not have a material effect on the revenues or operating results of the Company during 2007, 2006 or 2005.

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

Management Report on Internal Control Over Financial Reporting

The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rule 13a-15(f) under the Securities Exchange Act of 1934. The Company’s internal control system was designed to provide reasonable assurance to management and its Board of Directors regarding the preparation and fair presentation of published financial statements. All internal control systems, no matter how well designed, have inherent limitations. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to the preparation and presentation of financial statements.

The Company’s management assessed the effectiveness of NLIC’s internal control over financial reporting as of December 31, 2007. In making this assessment, the Company’s management used the criteria set forth in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on those criteria, the Company’s management concluded that NLIC’s internal control over financial reporting was effective as of December 31, 2007.

This annual report does not include an attestation report of NLIC’s independent registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by NLIC’s independent registered public accounting firm pursuant to temporary rules of the SEC that permit the Company to provide only management’s report in this annual report.

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

ITEM 14 PRINCIPAL ACCOUNTING FEES AND SERVICES

The table below presents fees for services rendered by KPMG LLP, the Company’s independent registered public accounting firm, for the years ended December 31 for the following: (1) the audits of the audited consolidated financial statements for NFS and its subsidiaries, including consolidated or individual financial statement audits of other NFS subsidiaries, where appropriate, for each of the years ended December 31, 2007 and 2006; (2) the reviews of the consolidated financial statements included in the Quarterly Reports on Form 10-Q for NFS and NLIC filed during each year indicated; and (3) fees billed for other services rendered by KPMG LLP.

	2007	2006
Audit fees	$7,390,160	$6,051,200
Audit related fees[1]	1,521,500	1,731,500
Tax fees[2]	140,000	30,000

Total fees	$9,051,660	$7,812,700

[1]

Audit related fees principally were for reports on internal controls (Statement on Auditing Standards No. 70, Service Organizations); financial statement audits of employee benefit plans; consultations with management regarding the accounting treatment of transactions or potential impact of rulings prescribed by the SEC, the FASB or other accounting standard setting bodies; and other audit related agreed-upon procedures reports.

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

Management Report on Internal Control Over Financial Reporting

The management of Nationwide Life Insurance Company and subsidiaries (the Company) is responsible for the preparation and integrity of the consolidated financial statements and other financial information contained in this Annual Report on Form 10-K. The consolidated financial statements were prepared in accordance with U.S. generally accepted accounting principles, and where necessary, include amounts that are based on the best estimates and judgment of management. Management believes the consolidated financial statements present fairly the Company’s financial position and results of operations and that other financial data contained in the Annual Report on Form 10-K has been compiled in a manner consistent with the consolidated financial statements.

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rule 13a-15(f) under the Securities Exchange Act of 1934. Our internal control system was designed to provide reasonable assurance to management and our Board of Directors regarding the preparation and fair presentation of published financial statements. All internal control systems, no matter how well designed, have inherent limitations. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to the preparation and presentation of financial statements.

Our management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2007. In making this assessment, our management used the criteria set forth in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on those criteria, our management concluded that the Company’s internal control over financial reporting was effective as of December 31, 2007.

Our independent registered public accounting firm, KPMG LLP, performed audits of the Company’s consolidated financial statements. Management has made available to KPMG LLP all of the Company’s financial records and related data.

Management also recognizes its responsibility for fostering a strong ethical business environment that ensures the Company’s affairs are conducted according to the highest standards of professional conduct, honesty and integrity. The Company’s Code of Conduct and Business Practices (Code), which is posted on the Company’s web site, reflects this responsibility. The Code addresses the necessity of ensuring open communication within the Company; potential conflicts of interest; marketing practices; compliance with all laws, including those relating to financial disclosure; and the confidentiality of proprietary information. The Company’s Office of Ethics and Business Practices is responsible for raising employee awareness of the Company’s Code and serves as a confidential resource for inquiries and reporting.

The Audit Committee of the Board of Directors of the Company, composed of independent directors pursuant to the New York Stock Exchange listing standards and rules of the Securities and Exchange Commission, meets periodically with the external and internal auditors, jointly and separately, to evaluate the effectiveness of work performed by them in discharging their respective responsibilities and to assure their independence and free access to the Audit Committee.

/s/ Mark R. Thresher
Name: Mark R. Thresher
Title: President and Chief Operating Officer
February 29, 2008

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholder

Nationwide Life Insurance Company:

We have audited the accompanying consolidated balance sheets of Nationwide Life Insurance Company and subsidiaries (the Company) as of December 31, 2007 and 2006, and the related consolidated statements of income, shareholder’s equity and cash flows for each of the years in the three-year period ended December 31, 2007. In connection with our audits of the consolidated financial statements, we also have audited the financial statement schedules as listed in the accompanying index. These consolidated financial statements and financial statement schedules are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedules based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Nationwide Life Insurance Company and subsidiaries as of December 31, 2007 and 2006, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2007, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the related financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

As discussed in Note 3 to the consolidated financial statements, the Company adopted the American Institute of Certified Public Accountants’ Statement of Position 05-1, Accounting by Insurance Enterprises for Deferred Acquisition Costs in Connection with Modifications or Exchanges of Insurance Contracts, in 2007.

/s/ KPMG LLP
Columbus, Ohio
February 29, 2008

NATIONWIDE LIFE INSURANCE COMPANY AND SUBSIDIARIES

(a wholly-owned subsidiary of Nationwide Financial Services, Inc.)

Consolidated Statements of Income

(in millions)

	Years ended December 31,
	2007	2006	2005
Revenues:
Policy charges	$1,208.3	$1,132.6	$1,055.1
Premiums	291.7	308.3	260.0
Net investment income	1,975.8	2,058.5	2,105.2
Net realized investment (losses) gains	(166.2)	7.1	10.6
Other income	7.5	0.2	2.2

Total revenues	3,317.1	3,506.7	3,433.1

Benefits and expenses:
Interest credited to policyholder accounts	1,262.6	1,330.1	1,331.0
Benefits and claims	479.3	450.3	377.5
Policyholder dividends	24.5	25.6	33.1
Amortization of deferred policy acquisition costs	368.5	450.3	466.3
Interest expense, primarily with Nationwide Financial Services, Inc. (NFS)	70.0	65.5	66.3
Other operating expenses	529.5	536.8	538.3

Total benefits and expenses	2,734.4	2,858.6	2,812.5

Income from continuing operations before federal income tax expense	582.7	648.1	620.6
Federal income tax expense	128.5	28.7	95.8

Income from continuing operations	454.2	619.4	524.8
Cumulative effect of adoption of accounting principle, net of taxes	(6.0)	—	—

Net income	$448.2	$619.4	$524.8

See accompanying notes to consolidated financial statements.

NATIONWIDE LIFE INSURANCE COMPANY AND SUBSIDIARIES

(a wholly-owned subsidiary of Nationwide Financial Services, Inc.)

Consolidated Balance Sheets

(in millions, except per share amounts)

	December 31,
	2007	2006
Assets
Investments:
Securities available-for-sale, at fair value:
Fixed maturity securities (cost $24,021.2 and $25,197.2)	$23,933.4	$25,275.4
Equity securities (cost $69.6 and $28.5)	72.9	34.4
Mortgage loans on real estate, net	7,615.4	8,202.2
Short-term investments, including amounts managed by a related party	959.1	1,722.0
Other investments	1,330.8	1,292.9

Total investments	33,911.6	36,526.9

Cash	1.3	0.5
Accrued investment income	314.3	323.6
Deferred policy acquisition costs	3,997.4	3,758.0
Other assets	1,638.9	2,001.5
Separate account assets	69,676.5	67,351.9

Total assets	$109,540.0	$109,962.4

Liabilities and Shareholder’s Equity
Liabilities:
Future policy benefits and claims	$31,998.4	$34,409.4
Short-term debt	285.3	75.2
Long-term debt, payable to NFS	700.0	700.0
Other liabilities	2,642.6	2,980.2
Separate account liabilities	69,676.5	67,351.9

Total liabilities	105,302.8	105,516.7

Shareholder’s equity:
Common stock ($1 par value; authorized - 5.0 shares; issued and outstanding - 3.8 shares)	3.8	3.8
Additional paid-in capital	274.4	274.4
Retained earnings	4,049.5	4,138.8
Accumulated other comprehensive (loss) income	(90.5)	28.7

Total shareholder’s equity	4,237.2	4,445.7

Total liabilities and shareholder’s equity	$109,540.0	$109,962.4

See accompanying notes to consolidated financial statements.

NATIONWIDE LIFE INSURANCE COMPANY AND SUBSIDIARIES

(a wholly-owned subsidiary of Nationwide Financial Services, Inc.)

Consolidated Statements of Changes in Shareholder’s Equity

(in millions)

	Capital shares	Additional paid-in capital	Retained earnings	Accumlated other comprehensive income (loss)	Total shareholder’s equity
Balance as of December 31, 2004	$3.8	$274.4	$3,554.6	$393.8	$4,226.6
Dividends to NFS	—	—	(185.0)	—	(185.0)

Comprehensive income:
Net income	—	—	524.8	—	524.8
Other comprehensive loss, net of taxes	—	—	—	(300.2)	(300.2)

Total comprehensive income					224.6

Balance as of December 31, 2005	3.8	274.4	3,894.4	93.6	4,266.2
Dividends to NFS	—	—	(375.0)	—	(375.0)

Comprehensive income:
Net income	—	—	619.4	—	619.4
Other comprehensive loss, net of taxes	—	—	—	(64.9)	(64.9)

Total comprehensive income					554.5

Balance as of December 31, 2006	3.8	274.4	4,138.8	28.7	4,445.7
Dividends to NFS	—	—	(537.5)	—	(537.5)

Comprehensive income:
Net income	—	—	448.2	—	448.2
Other comprehensive loss, net of taxes	—	—	—	(119.2)	(119.2)

Total comprehensive income					329.0

Balance as of December 31, 2007	$3.8	$274.4	$4,049.5	$(90.5)	$4,237.2

See accompanying notes to consolidated financial statements.

NATIONWIDE LIFE INSURANCE COMPANY AND SUBSIDIARIES

(a wholly-owned subsidiary of Nationwide Financial Services, Inc.)

Consolidated Statements of Cash Flows

(in millions)

	Years ended December 31,
	2007	2006	2005
Cash flows from operating activities:
Net income	$448.2	$619.4	$524.8
Adjustments to reconcile net income to net cash provided by operating activities:
Net realized investment losses (gains)	166.2	(7.1)	(10.6)
Interest credited to policyholder accounts	1,262.6	1,330.1	1,331.0
Capitalization of deferred policy acquisition costs	(612.6)	(569.6)	(460.5)
Amortization of deferred policy acquisition costs	368.5	450.3	466.3
Amortization and depreciation	22.3	46.6	65.6
Decrease (increase) in other assets	410.5	(298.0)	591.0
(Decrease) increase in policy and other liabilities	(230.3)	228.8	(511.4)
Other, net	8.5	0.1	(114.9)

Net cash provided by operating activities	1,843.9	1,800.6	1,881.3

Cash flows from investing activities:
Proceeds from maturity of securities available-for-sale	4,379.8	5,128.6	4,198.5
Proceeds from sale of securities available-for-sale	4,657.5	2,267.3	2,619.7
Proceeds from repayments or sales of mortgage loans on real estate	2,467.7	2,430.8	2,854.6
Cost of securities available-for-sale acquired	(8,008.3)	(5,658.9)	(6,924.1)
Cost of mortgage loans on real estate originated or acquired	(1,887.0)	(2,180.4)	(2,524.9)
Net decrease (increase) in short-term investments	762.9	(125.4)	56.9
Collateral (paid) received - securities lending, net	(175.6)	(332.6)	36.6
Other, net	(68.6)	52.1	121.6

Net cash provided by investing activities	2,128.4	1,581.5	438.9

Cash flows from financing activities:
Net increase (decrease) in short-term debt	210.1	(167.1)	27.3
Cash dividends paid to NFS	(537.5)	(375.0)	(185.0)
Investment and universal life insurance product deposits	3,586.1	3,400.8	2,845.4
Investment and universal life insurance product withdrawals	(7,230.2)	(6,241.2)	(5,022.5)

Net cash used in financing activities	(3,971.5)	(3,382.5)	(2,334.8)

Net increase (decrease) in cash	0.8	(0.4)	(14.6)
Cash, beginning of period	0.5	0.9	15.5

Cash, end of period	$1.3	$0.5	$0.9

See accompanying notes to consolidated financial statements.

NATIONWIDE LIFE INSURANCE COMPANY AND SUBSIDIARIES

(a wholly-owned subsidiary of Nationwide Financial Services, Inc.)

Notes to Consolidated Financial Statements

December 31, 2007, 2006 and 2005

(1)	Nature of Operations

Nationwide Life Insurance Company (NLIC, or collectively with its subsidiaries, the Company) was incorporated in 1929 and is an Ohio stock legal reserve life insurance company. The Company is a member of the Nationwide group of companies (Nationwide), which is comprised of Nationwide Mutual Insurance Company (NMIC) and all of its subsidiaries and affiliates.

All of the outstanding shares of NLIC’s common stock are owned by NFS, a holding company formed by Nationwide Corporation (Nationwide Corp.), a majority-owned subsidiary of NMIC.

Wholly-owned subsidiaries of NLIC as of December 31, 2007 include Nationwide Life and Annuity Insurance Company (NLAIC) and Nationwide Investment Services Corporation (NISC). NLAIC offers universal life insurance, variable universal life insurance, corporate-owned life insurance (COLI) and individual annuity contracts on a non-participating basis. NISC is a registered broker/dealer.

The Company is a leading provider of long-term savings and retirement products in the United States of America (U.S.). The Company develops and sells a diverse range of products including individual annuities, private and public sector group retirement plans, other investment products sold to institutions, life insurance and advisory services.

The Company sells its products through a diverse distribution network. Unaffiliated entities that sell the Company’s products to their own customer bases include independent broker/dealers, financial institutions, wirehouse and regional firms, pension plan administrators, and life insurance specialists. Representatives of affiliates who market products directly to a customer base include Nationwide Retirement Solutions, Inc. (NRS), Nationwide Financial Network (NFN) producers; and Mullin TBG Insurance Agency Services, LLC, a joint venture between NFS’ majority-owned subsidiary, TBG Insurance Services Corporation d/b/a TBG Financial, and MC Insurance Agency Services, LLC d/b/a Mullin Consulting. The Company also distributes products through the agency distribution force of its ultimate majority parent company, NMIC.

As of December 31, 2007 and 2006, the Company did not have a significant concentration of financial instruments in a single investee, industry or geographic region of the U.S. Also, the Company did not have a concentration of business transactions with a particular customer, lender, distribution source, market or geographic region of the U.S. in which business is conducted that makes it overly vulnerable to a single event which could cause a severe impact to the Company’s financial position.

(2)	Summary of Significant Accounting Policies

The Company’s significant accounting policies that materially affect financial reporting are summarized below. The accompanying consolidated financial statements were prepared in accordance with United States generally accepted accounting principles (GAAP).

The preparation of financial statements in accordance with GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements. Actual results could differ significantly from those estimates.

The Company’s most significant estimates include those used to determine the following: the balance, recoverability and amortization of deferred policy acquisition costs (DAC) for investment and universal life insurance products; impairment losses on investments; valuation allowances for mortgage loans on real estate; the liability for future policy benefits and claims; and federal income tax provision. Although some variability is inherent in these estimates, recorded amounts reflect management’s best estimates based on facts and circumstances as of the balance sheet date. Management believes the amounts provided are appropriate.

Certain items in the 2006 and 2005 consolidated financial statements and related notes have been reclassified to conform to the current presentation.

NATIONWIDE LIFE INSURANCE COMPANY AND SUBSIDIARIES

(a wholly-owned subsidiary of Nationwide Financial Services, Inc.)

Notes to Consolidated Financial Statements, Continued

December 31, 2007, 2006 and 2005

(a) Consolidation Policy

The consolidated financial statements include the accounts of NLIC and companies in which NLIC directly or indirectly has a controlling financial interest. Minority interest expense is included in other operating expenses in the consolidated statements of income, and minority interest is included in other liabilities on the consolidated balance sheets. All significant intercompany balances and transactions were eliminated.

(b) Valuation of Investments, Investment Income and Related Gains and Losses

The Company is required to classify its fixed maturity securities and marketable equity securities as held-to-maturity, available-for-sale or trading. All fixed maturity and marketable equity securities are classified as available-for-sale. Available-for-sale securities are stated at fair value, with unrealized gains and losses, net of adjustments to DAC, future policy benefits and claims, and deferred federal income taxes reported as a separate component of accumulated other comprehensive income (AOCI) in shareholder’s equity. The adjustment to DAC represents the changes in amortization of DAC that would have been required as a charge or credit to operations had such unrealized amounts been realized and allocated to the product lines. The adjustment to future policy benefits and claims represents the increase in policy reserves from using a discount rate that would have been required had such unrealized amounts been realized and the proceeds reinvested at then current market interest rates, which were lower than the then current effective portfolio rate.

The fair value of fixed maturity and marketable equity securities is generally obtained from independent pricing services based on market quotations. For fixed maturity securities not priced by independent services (generally private placement securities), an internally developed pricing model or “corporate pricing matrix” is most often used. The corporate pricing matrix is developed by obtaining private spreads versus the U.S. Treasury yield for corporate securities with varying weighted average lives and bond ratings. The weighted average life and bond rating of a particular fixed maturity security to be priced using the corporate matrix are important inputs into the model and are used to determine a corresponding spread that is added to the U.S. Treasury yield to create an estimated market yield for that bond. The estimated market yield and other relevant factors are then used to estimate the fair value of the particular fixed maturity security. Additionally, a “structured product model” is used to value certain fixed maturity securities with complex cash flows, such as certain mortgage-backed and asset-backed securities,. The structured product model uses third party pricing tools. For securities for which quoted market prices are not available and for which the Company’s structured product model is not suitable for estimating fair values, fair values are determined using other modeling techniques, primarily a commercial software application utilized in valuing complex securitized investments with variable cash flows. The company also utilized broker quotes in pricing securities or to validate modeled prices. As of December 31, 2007, 70% of the fair values of fixed maturity securities were obtained from independent pricing services, 17% from the Company’s pricing matrices and 13% from other sources compared to 71%, 20% and 9%, respectively, in 2006.

Management regularly reviews each investment in its fixed maturity and equity securities portfolios to evaluate the necessity of recording impairment losses for other-than-temporary declines in the fair value of investments.

For debt and equity securities not subject to Emerging Issues Task Force Issue No. 99-20, Recognition of Interest Income and Impairment on Purchased and Retained Beneficial Interests in Securitized Financial Assets (EITF 99-20), an other-than-temporary impairment charge is taken when the Company does not have the ability and intent to hold the security until the forecasted recovery or if it is no longer probable that the Company will recover all amounts due under the contractual terms of the security. Many criteria are considered during this process including, but not limited to, the current fair value as compared to cost or amortized cost, as appropriate, of the security; the amount and length of time a security’s fair value has been below cost or amortized cost; specific credit issues and financial prospects related to the issuer; management’s intent to hold or dispose of the security; and current economic conditions. Other-than-temporary impairment losses result in a permanent reduction to the cost basis of the underlying investment.

NATIONWIDE LIFE INSURANCE COMPANY AND SUBSIDIARIES

(a wholly-owned subsidiary of Nationwide Financial Services, Inc.)

Notes to Consolidated Financial Statements, Continued

December 31, 2007, 2006 and 2005

In addition to the above, for certain securitized financial assets with contractual cash flows, including asset-backed securities, EITF 99-20 also requires the Company to periodically update its best estimate of cash flows over the life of the security. If the fair value of a securitized financial asset is not greater than or equal to its carrying value based on current information and events, and if there has been an adverse change in estimated cash flows since the last revised estimate (considering both timing and amount), then the Company recognizes an other-than-temporary impairment and writes down the investment to fair value.

For mortgage-backed securities, the Company recognizes income using a constant effective yield method based on prepayment assumptions and the estimated economic life of the securities. When estimated prepayments differ significantly from anticipated prepayments, the effective yield is recalculated to reflect actual payments to date and anticipated future payments. Any resulting adjustment is included in net investment income. All other investment income is recorded using the interest method without anticipating the impact of prepayments.

The Company provides valuation allowances for impairments of mortgage loans on real estate based on a review by portfolio managers. Mortgage loans on real estate are considered impaired when, based on current information and events, it is probable that the Company will be unable to collect all amounts due according to the contractual terms of the loan agreement. When management determines that a loan is impaired, a provision for loss is established equal to either the difference between the carrying value and the present value of expected future cash flows discounted at the loan’s effective interest rate or the fair value of the collateral if the loan is collateral dependent. In addition to the valuation allowance on specific loans, the Company maintains an allowance not yet specifically identified by loan for probable losses inherent in the loan portfolio as of the balance sheet date. The valuation allowance account for mortgage loans on real estate reflects management’s best estimate of probable credit losses, including losses incurred at the balance sheet date but not yet identified by specific loan. Management’s periodic evaluation of the adequacy of the allowance for losses is based on past loan loss experience, known and inherent risks in the portfolio, adverse situations that may affect the borrower’s ability to repay, the estimated value of the underlying collateral, composition of the loan portfolio, current economic conditions and other relevant factors. Changes in the valuation allowance are recorded in net realized investment gains and losses. Loans in foreclosure are placed on non-accrual status. Interest received on non-accrual status mortgage loans on real estate is included in net investment income in the period received.

The Company grants mainly commercial mortgage loans on real estate to customers throughout the U.S. As of December 31, 2007, the Company’s largest exposure to any single borrower, region and property type was 2%, 24% and 33%, respectively, of the Company’s general account mortgage loan portfolio, compared to 3%, 26% and 33%, respectively, as of December 31, 2006.

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

Realized gains and losses on the sale of investments are determined on the basis of specific security identification. Changes in the Company’s mortgage loan valuation allowance and recognition of impairment losses for other-than-temporary declines in the fair values of applicable investments are included in net realized investment gains and losses.

NATIONWIDE LIFE INSURANCE COMPANY AND SUBSIDIARIES

(a wholly-owned subsidiary of Nationwide Financial Services, Inc.)

Notes to Consolidated Financial Statements, Continued

December 31, 2007, 2006 and 2005

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

The Company enters into interest rate swaps, cross-currency swaps or Euro futures to hedge the fair value of existing fixed rate assets and liabilities. In addition, the Company uses short U.S. Treasury future positions to hedge the fair value of bond and mortgage loan commitments. Typically, the Company is hedging the risk of changes in fair value attributable to changes in benchmark interest rates. Derivative instruments classified as fair value hedges are carried at fair value, with changes in fair value recorded in net realized investment gains and losses. Changes in the fair value of the hedged item that are attributable to the risk being hedged are also recorded in net realized investment gains and losses.

Accrued interest receivable or payable under interest rate and foreign currency swaps are recognized as an adjustment to net investment income or interest credited to policyholder accounts consistent with the nature of the hedged item, except for interest rate swaps hedging the anticipated sale of investments where amounts receivable or payable under the swaps are recorded as net realized investment gains and losses, and except for interest rate swaps hedging the anticipated purchase of investments where amounts receivable or payable under the swaps are initially recorded in AOCI to the extent the hedging relationship is effective.

The Company periodically may enter into a derivative transaction that will not qualify for hedge accounting. The Company does not enter into speculative positions. Although these transactions do not qualify for hedge accounting, or have not been designated in hedging relationships by the Company, they are part of its overall risk management strategy. For example, the Company may sell credit default protection through a credit default swap. Although the credit default swap is not effective in hedging specific investments, the income stream allows the Company to manage overall investment yields while exposing the Company to acceptable credit risk. The Company may enter into a cross-currency basis swap (pay a variable U.S. rate and receive a variable foreign-denominated rate) to eliminate the foreign currency exposure of a variable rate foreign-denominated liability. Although basis swaps may qualify for hedge accounting, the Company has chosen not to designate these derivatives as hedging instruments due to the difficulty in assessing and monitoring effectiveness for both sides of the basis swap. Derivative instruments that do not qualify for hedge accounting or are not designated as hedging instruments are carried at fair value, with changes in fair value recorded in net realized investment gains and losses.

NATIONWIDE LIFE INSURANCE COMPANY AND SUBSIDIARIES

(a wholly-owned subsidiary of Nationwide Financial Services, Inc.)

Notes to Consolidated Financial Statements, Continued

December 31, 2007, 2006 and 2005

(d) Revenues and Benefits

Investment and Universal Life Insurance Products: Investment products consist primarily of individual and group variable and fixed deferred annuities. Universal life insurance products include universal life insurance, variable universal life insurance, COLI, bank-owned life insurance (BOLI) and other interest-sensitive life insurance policies. Revenues for investment products and universal life insurance products consist of net investment income, asset fees, cost of insurance charges, administrative fees and surrender charges that have been earned and assessed against policy account balances during the period. The timing of revenue recognition as it relates to fees assessed on investment contracts and universal life contracts is determined based on the nature of such fees. Asset fees, cost of insurance charges and administrative fees are assessed on a daily or monthly basis and recognized as revenue when assessed and earned. Certain amounts assessed that represent compensation for services to be provided in future periods are reported as unearned revenue and recognized in income over the periods benefited. Surrender charges are recognized upon surrender of a contract in accordance with contractual terms. Policy benefits and claims that are charged to expense include interest credited to policyholder accounts and benefits and claims incurred in the period in excess of related policyholder accounts.

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

(e) Deferred Policy Acquisition Costs for Investment and Universal Life Insurance Products

The Company has deferred certain costs of acquiring investment and universal life insurance products business, principally commissions, certain expenses of the policy issue and underwriting department, and certain variable sales expenses that relate to and vary with the production of new and renewal business. In addition, the Company defers sales inducements, such as interest credit bonuses and jumbo deposit bonuses. Investment products primarily consist of individual and group variable and fixed deferred annuities in the Individual Investments and Retirement Plans segments. Universal life insurance products include universal life insurance, variable universal life insurance, COLI, BOLI and other interest-sensitive life insurance policies in the Individual Protection segment. DAC are subject to recoverability testing in the year of policy issuance and loss recognition testing at the end of each reporting period.

For investment and universal life insurance products, DAC is being amortized with interest over the lives of the policies in relation to the present value of estimated gross profits from projected interest margins, asset fees, cost of insurance charges, administration fees, surrender charges, and net realized investment gains and losses less policy benefits and policy maintenance expenses. The DAC asset related to investment and universal life insurance products is adjusted to reflect the impact of unrealized gains and losses on fixed maturity securities available-for-sale, as described in Note 2(b) to the audited consolidated financial statements included in the F pages of this report.

NATIONWIDE LIFE INSURANCE COMPANY AND SUBSIDIARIES

(a wholly-owned subsidiary of Nationwide Financial Services, Inc.)

Notes to Consolidated Financial Statements, Continued

December 31, 2007, 2006 and 2005

The assumptions used in the estimation of future gross profits are based on the Company’s current best estimates of future events and are reviewed as part of an annual process during the second quarter. During the annual process, the Company performs a comprehensive study of assumptions, including mortality and persistency studies, maintenance expense studies, and an evaluation of projected general and separate account investment returns. The most significant assumptions that are involved in the estimation of future gross profits include future net separate account investment performance, surrender/lapse rates, interest margins and mortality. Currently, the Company’s long-term assumption for net separate account investment performance is approximately 7% growth per year and varies by product. This assumption, like others, is reviewed as part of the annual process. If this assumption were unlocked, the date of the unlocking could become the anchor date used in the reversion to the mean process (defined below). Variances from the long-term assumption are expected since the majority of the investments in the underlying separate accounts are in equity securities, which strongly correlate with the Standard & Poor’s (S&P) 500 Index in the aggregate. The reversion to the mean process is based on actual net separate account investment performance from the anchor date to the valuation date. The Company then assumes different performance levels over the next three years such that the separate account mean return measured from the anchor date to the end of the life of the product equals the long-term assumption. The assumed net separate account investment performance used in the DAC models is intended to reflect what is anticipated. However, based on historical returns of the S&P 500 Index, and as part of its pre-set parameters, the Company’s reversion to the mean process generally limits net separate account investment performance to 0-15% during the three-year reversion period. See below for a discussion of current year assumption changes.

Changes in assumptions can have a significant impact on the amount of DAC reported for investment and universal life insurance products and their related amortization patterns. In the event actual experience differs from assumptions or future assumptions are revised, the Company is required to record an increase or decrease in DAC amortization expense, which could be significant. In general, increases in the estimated long-term general and separate account returns result in increased expected future profitability and may lower the rate of DAC amortization, while increases in long-term lapse/surrender and mortality assumptions reduce the expected future profitability of the underlying business and may increase the rate of DAC amortization.

In addition to the comprehensive annual study of assumptions, management evaluates the appropriateness of the individual variable annuity DAC balance quarterly within pre-set parameters. These parameters are designed to appropriately reflect the Company’s long-term expectations with respect to individual variable annuity contracts while also evaluating the potential impact of short-term experience on the Company’s recorded individual variable annuity DAC balance. If the recorded balance of individual variable annuity DAC falls outside of these parameters for a prescribed time period, or if the recorded balance falls outside of these parameters and management determines it is not reasonably possible to get back within the parameters during this time period, assumptions are required to be unlocked, and DAC is recalculated using revised best estimate assumptions. When DAC assumptions are unlocked and revised, the Company continues to use the reversion to the mean process. See below for a discussion of current year assumption changes.

At the end of the second quarter of 2007, the Company determined as part of its analysis of DAC that the overall profitability of separate account products is expected to exceed previous estimates due to favorable financial market trends. Accordingly, the Company unlocked its DAC assumptions after completing a comprehensive review of assumptions used to project DAC and other related balances, including sales inducement assets, unearned revenue reserves, and guaranteed minimum death and income benefit reserves. This review covered all assumptions including expected separate account investment returns, lapse rates, mortality and expenses. Additionally, while the Company estimates that the overall profitability of its variable products has improved, it also expects the long-term net growth in separate account investment performance to moderate. As a result of its current analysis, including its evaluation of ongoing trends and expectations regarding financial market performance, the Company reduced its long-term net separate account growth rate assumption from approximately 8% to approximately 7%. The Company unlocked assumptions, as appropriate, for all investment products and variable universal life insurance products in order to remain consistent across product lines using revised assumptions which reflect the Company’s current best estimate of future events. Therefore, in the second quarter of 2007, the Company recorded a net increase in DAC and a benefit to DAC amortization and other related balances totaling $221.6 million pre-tax, which was reported in the following segments in the pre-tax amounts indicated: Individual Investments - $196.4 million; Retirement Plans - $10.5 million; and Individual Protection - $14.7 million.

NATIONWIDE LIFE INSURANCE COMPANY AND SUBSIDIARIES

(a wholly-owned subsidiary of Nationwide Financial Services, Inc.)

Notes to Consolidated Financial Statements, Continued

December 31, 2007, 2006 and 2005

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

(f) Separate Accounts

Separate account assets and liabilities represent contractholders’ funds that have been legally segregated into accounts with specific investment objectives. Separate account assets are recorded at fair value based primarily on market quotations of the underlying securities. Investment income and realized investment gains or losses of these accounts accrue directly to the contractholders. The activity of the separate accounts is not reflected in the consolidated statements of income except for (1) the fees the Company receives, which are assessed on a daily or monthly basis and recognized as revenue when assessed and earned, and (2) the activity related to contract guarantees, which are riders to existing variable annuity contracts.

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

The Company’s liability for funding agreements to an unrelated third party trust related to the Company’s medium-term note (MTN) program equals the balance that accrues to the benefit of the contractholder, including interest credited. The funding agreements constitute insurance obligations and are considered annuity contracts under Ohio insurance laws.

The liability for future policy benefits and claims for traditional life insurance policies was determined using the net level premium method using interest rates varying from 2.0% to 10.5% and estimates of mortality, morbidity, investment yields and withdrawals that were used or being experienced at the time the policies were issued.

The liability for future policy benefits for payout annuities was calculated using the present value of future benefits and maintenance costs discounted using interest rates varying generally from 3.0% to 13.0%.

(h) Participating Business

Participating business, which refers to policies that participate in profits through policyholder dividends, represented approximately 6% in 2007 (8% in 2006 and 10% in 2005) of the Company’s life insurance in force, 48% of the number of life insurance policies in force in 2007 (50% in 2006 and 52% in 2005) and 7% of life insurance statutory premiums in 2007 (5% in 2006 and 5% in 2005). The provision for policyholder dividends was based on the current dividend scales and has been included in future policy benefits and claims in the consolidated balance sheets.

NATIONWIDE LIFE INSURANCE COMPANY AND SUBSIDIARIES

(a wholly-owned subsidiary of Nationwide Financial Services, Inc.)

Notes to Consolidated Financial Statements, Continued

December 31, 2007, 2006 and 2005

(i) Federal Income Taxes

The Company provides for federal income taxes based on amounts the Company believes it ultimately will owe. Inherent in the provision for federal income taxes are estimates regarding the deductibility of certain items and the realization of certain tax credits. In the event the ultimate deductibility of certain items or the realization of certain tax credits differs from estimates, the Company may be required to significantly change the provision for federal income taxes recorded in the consolidated financial statements. Any such change could significantly affect the amounts reported in the consolidated statements of income. Management has established reserves in accordance with FIN 48 based on current facts and circumstances regarding tax exposure items where the ultimate deductibility is open to interpretation. Management evaluates the appropriateness of such reserves quarterly based on any new developments specific to their fact patterns. Information considered includes results of completed tax examinations, Technical Advice Memorandums and other rulings issued by the Internal Revenue Service (IRS) or the tax courts.

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

(j) Reinsurance Ceded

Reinsurance premiums ceded and reinsurance recoveries on benefits and claims incurred are deducted from the respective income and expense accounts. Assets and liabilities related to reinsurance ceded are reported in the consolidated balance sheets on a gross basis, separately from the related future policy benefits and claims of the Company.

(k) Change in Accounting Principle

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

The following table summarizes the impact of the change in accounting principle described above for the years ended December 31:

(in millions)	2007	2006	2005
Other operating expenses	$2.8	$5.0	$(0.5)
Net income	(1.9)	(3.1)	0.3

The cumulative effect of the change on retained earnings as of January 1, 2006 was an $11.0 million increase.

NATIONWIDE LIFE INSURANCE COMPANY AND SUBSIDIARIES

(a wholly-owned subsidiary of Nationwide Financial Services, Inc.)

Notes to Consolidated Financial Statements, Continued

December 31, 2007, 2006 and 2005

(3)	Recently Issued Accounting Standards

In December 2007, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 141 (revised 2007), Business Combinations (SFAS 141R), which replaces SFAS No. 141, Business Combinations (SFAS 141). The objective of SFAS 141R is to improve the relevance, representational faithfulness, and comparability of the information that a reporting entity provides in its financial reports about a business combination and its effects. Accordingly, SFAS 141R establishes principles and requirements for how the acquirer: 1) recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree; 2) recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase; and 3) determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. SFAS 141R applies to all transactions or other events in which an entity obtains control of one or more businesses and retains the fundamental requirements in SFAS 141 that the acquisition method of accounting be used for all business combinations and for an acquirer to be identified for each business combination. SFAS 141R defines the acquirer as the entity that obtains control of one or more businesses in the business combination and establishes the acquisition date as the date that the acquirer achieves control. SFAS 141R is applicable prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. Earlier application is prohibited. The Company currently is evaluating the impact of adopting SFAS 141R.

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements, an Amendment of ARB No. 51 (SFAS 160). The objective of SFAS 160 is to improve the relevance, comparability, and transparency of the financial information that a reporting entity provides in its consolidated financial statements by establishing accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. SFAS 160 also amends certain consolidation procedures prescribed by Accounting Research Bulletin No. 51, Consolidated Financial Statements, for consistency with the requirements of SFAS 141R. SFAS 160 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. Earlier adoption is prohibited. The Company currently is evaluating the impact of adopting SFAS 160.

In June 2007, the Accounting Standards Executive Committee (AcSEC) of the American Institute of Certified Public Accountants (AICPA) issued Statement of Position (SOP) 07-1, Clarification of the Scope of the Audit and Accounting Guide Investment Companies and Accounting by Parent Companies and Equity Method Investors for Investments in Investment Companies (SOP 07-1). SOP 07-1 provides guidance for determining whether an entity is within the scope of the AICPA Audit and Accounting Guide Investment Companies (the Guide). For those entities that are investment companies under SOP 07-1, this SOP also addresses whether the specialized industry accounting principles of the Guide (i.e., fair value accounting) should be retained by a parent company in consolidation or by an investor that has the ability to exercise significant influence over the investment company and applies the equity method of accounting to its investment in the entity (referred to as an equity method investor). In addition, SOP 07-1 includes certain disclosure requirements for parent companies and equity method investors in investment companies that retain investment company accounting in the parent company’s consolidated financial statements or the financial statements of an equity method investor. The provisions of SOP 07-1 were to be effective for fiscal years beginning on or after December 15, 2007. On February 14, 2008, the FASB issued FASB Staff Position (FSP) SOP 07-1-1, which delays indefinitely the effective date of SOP 07-1. The Company will monitor the FASB and AICPA deliberations regarding this standard.

In April 2007, the FASB issued FSP FIN 39-1, An Amendment of FASB Interpretation No. 39 (FSP FIN 39-1). FSP FIN 39-1 addresses whether a reporting entity that is party to a master netting arrangement can offset fair value amounts recognized for the right to reclaim cash collateral (a receivable) or the obligation to return cash collateral (a payable) against fair value amounts recognized for derivative instruments that have been offset under the same master netting arrangement in accordance with paragraph 10 of Interpretation 39. FSP FIN 39-1 is effective for fiscal years beginning after November 15, 2007, with early application permitted. FSP FIN 39-1 is not expected to have a material impact on the Company’s financial position or results of operations upon adoption.

NATIONWIDE LIFE INSURANCE COMPANY AND SUBSIDIARIES

(a wholly-owned subsidiary of Nationwide Financial Services, Inc.)

Notes to Consolidated Financial Statements, Continued

December 31, 2007, 2006 and 2005

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities, Including an amendment of FASB Statement No. 115 (SFAS 159). SFAS 159 permits entities to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. SFAS 159 is expected to expand the use of fair value measurement, which is consistent with the FASB’s long-term measurement objectives for accounting for financial instruments. SFAS 159 also establishes presentation and disclosure requirements designed to facilitate comparisons between entities that choose different measurement attributes for similar types of assets and liabilities. SFAS 159 does not affect any existing accounting literature that requires certain assets and liabilities to be carried at fair value. In addition, SFAS 159 does not establish requirements for recognizing and measuring dividend income, interest income or interest expense, nor does it eliminate disclosure requirements included in other accounting standards, including requirements for disclosures about fair value measurements included in SFAS No. 157, Fair Value Measurements (SFAS 157), and SFAS No. 107, Disclosures about Fair Value of Financial Instruments. SFAS 159 is effective as of the beginning of an entity’s first fiscal year beginning after November 15, 2007. The Company will elect adoption of SFAS 159 for certain financial instruments effective January 1, 2008, which is not expected to have a material impact on the Company’s financial position or results of operations. The Company will assess election for new financial assets or liabilities on a prospective basis.

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

In September 2006, the FASB issued SFAS 157. SFAS 157 provides enhanced guidance for using fair value to measure assets and liabilities and requires new disclosures about fair value measurements. SFAS 157 also provides guidance regarding the extent to which companies measure assets and liabilities at fair value, the information used to measure fair value, and the effect of fair value measurements on earnings. For assets and liabilities that are measured at fair value on a recurring basis in periods subsequent to initial recognition, the reporting entity shall disclose information that enables financial statement users to assess the inputs used to develop those measurements. For recurring fair value measurements using significant unobservable inputs, the reporting entity shall disclose the effect of the measurements on earnings for the period. SFAS 157 applies whenever other standards require (or permit) assets or liabilities to be measured at fair value but does not expand the use of fair value in any new circumstances. SFAS 157 is effective for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years, with early adoption permitted. The Company will adopt SFAS 157 effective January 1, 2008. SFAS 157 is not expected to have a material impact on the Company’s financial position or results of operations upon adoption.

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

December 31, 2007, 2006 and 2005

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

December 31, 2007, 2006 and 2005

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

(4)	Fair Value of Financial Instruments

Assets and liabilities that are presented at fair value in the consolidated balance sheets are not included in the disclosures below, including investment securities, cash, separate accounts, securities lending collateral and derivative financial instruments. Those financial assets and liabilities not presented at fair value are discussed below.

The fair value of a financial instrument is defined as the amount at which the financial instrument could be bought or sold, or in the case of liabilities incurred or settled, in a current transaction between willing parties. In cases where quoted market prices are not available, fair value is based on the best information available in the circumstances. Such estimates of fair value consider prices for similar assets or similar liabilities and the results of valuation techniques to the extent available in the circumstances. Examples of valuation techniques include the present value of estimated expected future cash flows using discount rates commensurate with the risks involved, option-pricing models, matrix pricing, option-adjusted spread models and fundamental analysis. Valuation techniques for measuring assets and liabilities must be consistent with the objective of measuring fair value and should incorporate assumptions that market participants would use in their estimates of values, future revenues and future expenses, including assumptions about interest rates, default, prepayment and volatility.

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

Policy loans: The carrying amount reported in the consolidated balance sheets approximates fair value.

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

Short-term debt: The carrying amount reported in the consolidated balance sheets approximates fair value.

NATIONWIDE LIFE INSURANCE COMPANY AND SUBSIDIARIES

(a wholly-owned subsidiary of Nationwide Financial Services, Inc.)

Notes to Consolidated Financial Statements, Continued

December 31, 2007, 2006 and 2005

Long-term debt, payable to NFS: The fair values for long-term debt are based on estimated market prices.

The following table summarizes the carrying values and estimated fair values of financial instruments subject to disclosure requirements as of December 31:

	2007		2006
(in millions)	Carrying value	Estimated fair value	Carrying value	Estimated fair value
Assets
Investments:
Mortgage loans on real estate, net	$7,615.4	$7,659.9	$8,202.2	$8,060.7
Policy loans	687.9	687.9	639.2	639.2

Liabilities
Investment contracts	(24,671.0)	(23,084.7)	(27,124.7)	(25,455.2)
Short-term debt	(285.3)	(285.3)	(75.2)	(75.2)
Long-term debt, payable to NFS	(700.0)	(751.3)	(700.0)	(809.3)

(5)	Derivative Financial Instruments

Qualitative Disclosure

Interest Rate Risk Management

The Company periodically purchases fixed rate investments to back variable rate liabilities. As a result, the Company can be exposed to interest rate risk due to the mismatch between variable rate liabilities and fixed rate assets. In an effort to mitigate the risk from this mismatch, the Company enters into various types of derivative instruments, with fluctuations in the fair values of the derivatives offsetting changes in the fair values of the investments resulting from changes in interest rates. The Company principally uses pay fixed/receive variable interest rate swaps to manage this risk.

Under these interest rate swaps, the Company receives variable interest rate payments and makes fixed rate payments. The fixed interest paid on the swap offsets the fixed interest received on the investment, resulting in the Company receiving the variable interest payments on the swap, generally 3-month U.S. London Interbank Offered Rate (LIBOR), and the credit spread on the investment. The net receipt of a variable rate will then more closely match the variable rate paid on the liability.

As a result of entering into fixed rate commercial mortgage loan and private placement commitments, the Company is exposed to changes in the fair value of such commitments due to changes in interest rates during the commitment period prior to funding of the loans. In an effort to manage this risk, the Company enters into short U.S. Treasury futures and/or pay fixed interest rate swaps during the commitment period. With short U.S. Treasury futures or pay fixed interest rate swaps, if interest rates rise/fall, the gains/losses on the futures will offset the change in fair value of the commitment attributable to the change in interest rates.

The Company periodically purchases variable rate investments such as commercial mortgage loans and corporate bonds. As a result, the Company can be exposed to variability in cash flows and investment income due to changes in interest rates. Such variability poses risks to the Company when the assets are funded with fixed rate liabilities. In an effort to manage this risk, the Company may enter into receive fixed/pay variable interest rate swaps.

In using these interest rate swaps, the Company receives fixed interest rate payments and makes variable rate payments. The variable interest paid on the swap offsets the variable interest received on the investment, resulting in the Company receiving the fixed interest payments on the swap and the credit spread on the investment. The net receipt of a fixed rate will then more closely match the fixed rate paid on the liability.

NATIONWIDE LIFE INSURANCE COMPANY AND SUBSIDIARIES

(a wholly-owned subsidiary of Nationwide Financial Services, Inc.)

Notes to Consolidated Financial Statements, Continued

December 31, 2007, 2006 and 2005

The Company manages interest rate risk at the segment level. Different segments may simultaneously hedge interest rate risks associated with owning fixed and variable rate investments considering the risk relevant to a particular segment.

Foreign Currency Risk Management

In conjunction with the Company’s MTN program, the Company periodically issues both fixed and variable rate liabilities denominated in foreign currencies. As a result, the Company is exposed to changes in the fair value of liabilities due to changes in foreign currency exchange rates and related interest rates. In an effort to manage these risks, the Company enters into cross-currency interest rate swaps.

The Company is exposed to changes in the fair value of fixed rate investments denominated in a foreign currency due to changes in foreign currency exchange rates and related interest rates. In an effort to manage this risk, the Company uses cross-currency interest rate hedges to swap these asset characteristics to variable U.S. dollar rate instruments. Cross-currency interest rate swaps on assets are structured to pay a fixed rate, in a foreign currency, and receive a variable U.S. dollar rate, generally 3-month U.S. LIBOR. These derivative instruments are designated as a fair value hedge of a fixed rate foreign denominated asset.

Cross-currency interest rate swaps on variable rate investments are structured to pay a variable rate, in a foreign currency, and receive a fixed U.S. dollar rate. The terms of the foreign currency paid on the swap will exactly match the terms of the foreign currency received on the asset, thus eliminating currency risk. These derivative instruments are designated as a cash flow hedge.

Equity Market Risk Management

Asset fees calculated as a percentage of separate account assets are a significant source of revenue to the Company. As of December 31, 2007 and 2006, approximately 82% of separate account assets were invested in equity mutual funds. Gains and losses in the equity markets result in corresponding increases and decreases in the Company’s separate account assets and asset fee revenue. In addition, a decrease in separate account assets may decrease the Company’s expectations of future profit margins due to a decrease in asset fee revenue and/or an increase in guaranteed contract claims, which also may require the Company to accelerate amortization of DAC.

The Company’s long-term assumption for net separate account returns is 7% annual growth. If equity markets were unchanged throughout a given year, the Company estimates that its net earnings per diluted share, calculated using current weighted average diluted shares outstanding, would be approximately $0.05 to $0.10 less than if the Company’s long-term assumption for net separate account returns were realized. This analysis assumes no other factors change and that an unlocking of DAC assumptions would not be required. However, as it does each quarter, the Company would evaluate its DAC balance and underlying assumptions to determine the need for unlocking. The Company can provide no assurance that the experience of flat equity market returns would not result in changes to other factors affecting profitability, including the possibility of unlocking of DAC assumptions.

Many of the Company’s individual variable annuity contracts offer GMDB features. A GMDB generally provides a benefit if the annuitant dies and the contract value is less than a specified amount, which may be based on premiums paid less amounts withdrawn or contract value on a specified anniversary date. A decline in the stock market causing the contract value to fall below this specified amount, which varies from contract to contract based on the date the contract was entered into as well as the GMDB feature elected, will increase the net amount at risk, which is the GMDB in excess of the contract value. This could result in additional GMDB claims.

NATIONWIDE LIFE INSURANCE COMPANY AND SUBSIDIARIES

(a wholly-owned subsidiary of Nationwide Financial Services, Inc.)

Notes to Consolidated Financial Statements, Continued

December 31, 2007, 2006 and 2005

In an effort to mitigate this risk, the Company implemented a GMDB economic hedging program for certain new and existing business. Prior to implementation of the GMDB hedging program in 2000, the Company managed this risk primarily by entering into reinsurance arrangements. The GMDB economic hedging program is designed to offset changes in the economic value of the designated GMDB obligation. Currently the program shorts S&P 500 Index futures, which provides an offset to changes in the value of the designated obligation. The futures are not designated as hedges and, therefore, hedge accounting is not applied. The Company’s economic and accounting hedges are not perfectly offset. Therefore, the economic hedging activity is likely to lead to earnings volatility. This volatility was negligible in 2007. As of December 31, 2007 and 2006, the Company’s net amount at risk was $519.9 million and $562.4 million before reinsurance, respectively, and $317.2 million and $193.0 million net of reinsurance, respectively. As of December 31, 2007 and 2006, the Company’s reserve for GMDB claims was $47.4 million and $29.3 million, respectively.

The Company also offers certain variable annuity products with guaranteed minimum accumulation benefit (GMAB), guaranteed lifetime withdrawal benefit (GLWB) and hybrid GMAB/GLWB riders (collectively referred to as living benefits). A GMAB provides the contractholder with a guaranteed return of premium, adjusted proportionately for withdrawals, after a specified time period (5, 7 or 10 years) selected by the contractholder at the time of issuance of a variable annuity contract. In some cases, the contractholder also has the option, after a specified time, to drop the rider and continue the variable annuity contract without the GMAB. The design of the GMAB rider limits the risk to the Company in a variety of ways including asset allocation requirements, which serve to reduce the Company’s potential exposure to underlying fund performance risks. Specifically, the terms in the GMAB rider limit policyholder asset allocation by either (1) requiring partial allocation of assets to a guaranteed term option (a fixed rate investment option) and excluding certain funds that are highly volatile or difficult to hedge or (2) requiring all assets be allocated to one of the approved asset allocation funds or models defined by the Company.

Beginning in March 2005, the Company began offering a hybrid GMAB/GLWB through its Capital Preservation Plus Lifetime Income (CPPLI) contract rider. This living benefit combines a GMAB feature in its first 5-10 years with a lifetime withdrawal benefit election at the end of the GMAB feature. Upon maturity of the GMAB, the contractholder can elect the lifetime withdrawal benefit, which would continue for the duration of the insured’s life; elect a new CPPLI rider; or drop the rider completely and continue the variable annuity contract without any rider. If the lifetime withdrawal benefit is elected and the insured’s contract value is exhausted through such withdrawals and market conditions, the Company will continue to fund future withdrawals at a pre-defined level until the insured’s death. In some cases, the contractholder has the right to drop the GLWB portion of this rider or periodically reset the guaranteed withdrawal basis to a higher level. This benefit requires a minimum allocation to guaranteed term options or adherence to limitations required by an approved asset allocation strategy as previously described above.

In March 2006, the Company added Lifetime Income (L.inc), a stand-alone GLWB, to complement CPPLI in its product offerings. This rider is very similar to the hybrid benefit discussed above in that L.inc and CPPLI both have guaranteed withdrawal rates that increase based on the age at which the contractholder begins taking income. The withdrawal rates are applied to a benefit base to determine the guaranteed lifetime income amount available to a contractholder. The benefit base is equal to the variable annuity premium at contract issuance and may increase as a result of a ratchet feature that is driven by account performance and a roll-up feature that is driven by policy duration. Generally, the longer the contractholder waits before commencing withdrawals, the greater the guaranteed lifetime income. One key difference between L.inc and CPPLI is that the charge associated with L.inc is assessed against the benefit base. This is a risk mitigation feature as it alleviates much of the uncertainty around account performance and customer withdrawal patterns, both of which can lead to lower than expected revenue streams if the charge were assessed on account value. In June 2007, the Company added a feature to L.inc to allow for a lump settlement in lieu of lifetime withdrawals in certain situations.

NATIONWIDE LIFE INSURANCE COMPANY AND SUBSIDIARIES

(a wholly-owned subsidiary of Nationwide Financial Services, Inc.)

Notes to Consolidated Financial Statements, Continued

December 31, 2007, 2006 and 2005

The Company’s living benefit riders represent an embedded derivative in a variable annuity contract that is required to be separated from, and valued apart from, the host variable annuity contract. The embedded derivatives are carried at fair value. Subsequent changes in the fair value of the embedded derivatives are recognized in earnings as a component of net realized investment gains and losses. The fair value of the embedded derivatives is calculated based on a combination of capital market and actuarial assumptions. Projections of cash flows inherent in the valuation of the embedded derivative incorporate numerous assumptions including, but not limited to, expectations of contractholder persistency, contractholder withdrawal patterns, risk neutral market returns, correlations of market returns and market return volatility. As of December 31, 2007 and 2006, the net balance of the embedded derivatives for living benefits was a liability of $91.9 million and an asset of $23.7 million, respectively.

Similar to the Company’s economic hedging for GMDBs, the living benefits features are also being economically hedged. The primary risks being hedged are the exposures associated with declining equity market returns and downward interest rate movements. The Company employs a variety of instruments to mitigate this exposure including S&P 500 Index futures, U.S. Treasury futures, interest rate swaps and long-dated over-the-counter put options. The positions used in the economic hedging program are not designated as hedges and, therefore, hedge accounting is not applied. The living benefits hedging program is designed to offset changes in the economic value of the living benefits obligation to contractholders. Changes in the fair value of the embedded derivatives are likely to create volatility in earnings. The hedging activity associated with changes in the economic value of the living benefits obligations will likely mitigate a portion of this earnings volatility.

Other Non-Hedging Derivatives

The Company periodically enters into basis swaps (receive one variable rate, pay another variable rate) to better match the cash flows received from the specific variable-rate investments with the variable rate paid on a group of liabilities. While the pay-side terms of the basis swap will be consistent with the terms of the asset, the Company is not able to match the receive-side terms of the derivative to a specific liability. Therefore, basis swaps do not receive hedge accounting treatment.

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

The Company also has purchased credit default protection on selected debt instruments exposed to short-term credit concerns, or because the combination of the corporate bond and purchased default protection provides sufficient spread and duration targeted by the Company. The purchased credit default protection is not designated for hedge accounting treatment.

Quantitative Disclosure

Fair Value Hedges

During the years ended December 31, 2007, 2006 and 2005, a net loss of $2.4 million, a net gain of $2.9 million and a net gain of $4.1 million, respectively, were recognized in net realized investment gains and losses. This represents the ineffective portion of the fair value hedging relationships. There were no gains or losses attributable to the portion of the derivative instruments’ changes in fair value excluded from the assessment of hedge effectiveness. There were also no gains or losses recognized in earnings as a result of hedged firm commitments no longer qualifying as fair value hedges.

Cash Flow Hedges

For the years ended December 31, 2007, 2006 and 2005, the ineffective portion of cash flow hedges was a net loss of $1.4 million, a net loss of $1.5 million and a net gain of $3.1 million, respectively. There were no net gains or losses attributable to the portion of the derivative instruments’ changes in fair value excluded from the assessment of hedge effectiveness.

NATIONWIDE LIFE INSURANCE COMPANY AND SUBSIDIARIES

(a wholly-owned subsidiary of Nationwide Financial Services, Inc.)

Notes to Consolidated Financial Statements, Continued

December 31, 2007, 2006 and 2005

In general, the maximum length of time over which the Company is hedging its exposure to the variability in future cash flows associated with forecasted transactions, other than those relating to variable interest on existing financial instruments, is twelve months or less. However, in 2003 the Company entered into a hedge of a forecasted purchase of shares of a mutual fund tied to the S&P 500 Index where delivery of the shares will occur in 2033.

During 2007, the Company did not discontinue any cash flow hedges because the original forecasted transaction was no longer probable. Additionally, no amounts were reclassified from AOCI into earnings due to the probability that a forecasted transaction would not occur.

Other Derivative Instruments, Including Embedded Derivatives

Net realized investment gains and losses for the years ended December 31, 2007, 2006 and 2005 included net losses of $12.4 million, $0.5 million and $9.1 million, respectively, related to other derivative instruments, including embedded derivatives, not designated in hedging relationships. In addition, the Individual Investments segment included net losses of $51.8 million (recorded as a $41.7 million net realized loss, net investment income of $2.6 million and annuity expense of $12.7 million) and $11.4 million (recorded as net investment income of $10.7 million and annuity expense of $22.1 million) for the years ended December 31, 2007 and 2006, respectively, related to other derivative instruments, including embedded derivatives, not designated in hedging relationships. For the years ended December 31, 2007, 2006 and 2005, net losses of $0.5 million, $10.6 million and $80.7 million, respectively, were recorded in net realized investment gains and losses reflecting the change in fair value of cross-currency interest rate swaps hedging variable rate MTNs denominated in foreign currencies. No additional net gains were recorded in net realized investment gains and losses to reflect the change in spot rates of these foreign currency denominated obligations during the year ended December 31, 2007 compared to $14.1 million and $78.3 million during the years ended December 31, 2006 and 2005, respectively.

The following table summarizes the notional amount of derivative financial instruments outstanding as of December 31:

(in millions)	2007	2006
Interest rate swaps:
Pay fixed/receive variable rate swaps hedging investments	$1,692.9	$1,930.5
Pay variable/receive fixed rate swaps hedging investments	21.0	60.4
Pay fixed/receive variable rate swaps hedging liabilities	1,120.7	1,048.8
Pay variable/receive fixed rate swaps hedging liabilities	343.1	—
Cross-currency interest rate swaps:
Hedging foreign currency denominated investments	375.5	452.9
Hedging foreign currency denominated liabilities	1,144.1	1,137.1
Credit default swaps	300.3	376.8
Other non-hedging instruments	518.1	101.8
Equity option contracts	2,361.8	1,640.7
Interest rate futures contracts	371.3	214.2

Total	$8,248.8	$6,963.2

The notional value is the amount upon which exchanges of interest are based. Exposure to a counterparty arises if the net expected cash flows are positive, as calculated based on forward interest rate curves and notional contract values.

NATIONWIDE LIFE INSURANCE COMPANY AND SUBSIDIARIES

(a wholly-owned subsidiary of Nationwide Financial Services, Inc.)

Notes to Consolidated Financial Statements, Continued

December 31, 2007, 2006 and 2005

(6)	Investments

The following table summarizes the amortized cost, gross unrealized gains and losses, and estimated fair values of securities available-for-sale as of the dates indicated:

(in millions)	Amortized cost	Gross unrealized gains	Gross unrealized losses	Estimated fair value
December 31, 2007:
Fixed maturity securities:
U.S. Treasury securities and obligations of U.S. Government corporations	$110.8	$14.3	$0.4	$124.7
Agencies not backed by the full faith and credit of the U. S. Government	406.1	61.2	—	467.3
Obligations of states and political subdivisions	245.3	1.6	2.7	244.2
Debt securities issued by foreign governments	40.0	2.5	0.1	42.4
Corporate securities
Public	8,253.8	133.4	161.6	8,225.6
Private	5,474.2	131.7	57.6	5,548.3
Mortgage-backed securities	5,855.9	31.3	98.4	5,788.8
Asset-backed securities	3,635.1	31.2	174.2	3,492.1

Total fixed maturity securities	24,021.2	407.2	495.0	23,933.4
Equity securities	69.6	4.8	1.5	72.9

Total securities available-for-sale	$24,090.8	$412.0	$496.5	$24,006.3

December 31, 2006:
Fixed maturity securities:
U.S. Treasury securities and obligations of U.S. Government corporations	$123.7	$11.4	$1.4	$133.7
Agencies not backed by the full faith and credit of the U. S. Government	559.4	46.2	2.2	603.4
Obligations of states and political subdivisions	266.0	0.7	7.2	259.5
Debt securities issued by foreign governments	34.9	1.7	0.1	36.5
Corporate securities
Public	8,602.0	168.8	109.9	8,660.9
Private	6,015.4	128.8	71.4	6,072.8
Mortgage-backed securities	6,089.1	21.3	112.8	5,997.6
Asset-backed securities	3,506.7	43.3	39.0	3,511.0

Total fixed maturity securities	25,197.2	422.2	344.0	25,275.4
Equity securities	28.5	6.2	0.3	34.4

Total securities available-for-sale	$25,225.7	$428.4	$344.3	$25,309.8

The market value of the Company’s general account investments may fluctuate significantly in response to changes in interest rates, investment quality ratings and credit spreads. In addition, the Company may be likely to experience realized investment losses to the extent its liquidity needs require the disposition of general account fixed maturity securities in unfavorable interest rate, liquidity or credit spread environments.

NATIONWIDE LIFE INSURANCE COMPANY AND SUBSIDIARIES

(a wholly-owned subsidiary of Nationwide Financial Services, Inc.)

Notes to Consolidated Financial Statements, Continued

December 31, 2007, 2006 and 2005

The table below summarizes the amortized cost and estimated fair value of fixed maturity securities available-for-sale, by maturity, as of December 31, 2007. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

(in millions)	Amortized cost	Estimated fair value
Fixed maturity securities available-for-sale:
Due in one year or less	$1,389.8	$1,392.5
Due after one year through five years	6,267.3	6,375.0
Due after five years through ten years	3,732.8	3,758.7
Due after ten years	3,140.3	3,126.3

Subtotal	14,530.2	14,652.5
Mortgage-backed securities	5,855.9	5,788.8
Asset-backed securities	3,635.1	3,492.1

Total	$24,021.2	$23,933.4

The following table presents the components of net unrealized (losses) gains on securities available-for-sale as of December 31:

(in millions)	2007	2006
Net unrealized (losses) gains, before adjustments and taxes	$(84.5)	$84.1
Adjustment to DAC	87.1	83.3
Adjustment to future policy benefits and claims	(77.7)	(83.1)
Deferred federal income tax benefit (expense)	26.1	(29.5)

Net unrealized (losses) gains	$(49.0)	$54.8

The following table presents an analysis of the net decrease in net unrealized gains on securities available-for-sale before adjustments and taxes for the years ended December 31:

(in millions)	2007	2006	2005
Fixed maturity securities	$(166.0)	$(161.0)	$(704.1)
Equity securities	(2.6)	(1.1)	(3.4)

Net decrease	$(168.6)	$(162.1)	$(707.5)

NATIONWIDE LIFE INSURANCE COMPANY AND SUBSIDIARIES

(a wholly-owned subsidiary of Nationwide Financial Services, Inc.)

Notes to Consolidated Financial Statements, Continued

December 31, 2007, 2006 and 2005

For securities available-for-sale as of the dates indicated, the following table summarizes the Company’s gross unrealized losses based on the amount of time each type of security has been in an unrealized loss position:

	Less than or equal to one year		More than one year		Total
(in millions)	Estimated fair value	Gross unrealized losses	Estimated fair value	Gross unrealized losses	Estimated fair value	Gross unrealized losses
December 31, 2007:
Fixed maturity securities:
U.S. Treasury securities and obligations of U.S. Government corporations	$16.4	$0.4	$2.6	$—	$19.0	$0.4
Agencies not backed by the full faith and credit of the U.S. Government	—	—	13.9	—	13.9	—
Obligations of states and political subdivisions	15.4	0.1	149.6	2.6	165.0	2.7
Debt securities issued by foreign governments	11.5	0.1	—	—	11.5	0.1
Corporate securities
Public	2,354.0	95.2	1,966.8	66.4	4,320.8	161.6
Private	680.6	17.1	1,814.7	40.5	2,495.3	57.6
Mortgage-backed securities	1,227.8	23.7	2,466.4	74.7	3,694.2	98.4
Asset-backed securities	1,453.8	127.1	1,078.1	47.1	2,531.9	174.2

Total fixed maturity securities	5,759.5	263.7	7,492.1	231.3	13,251.6	495.0
Equity securities	17.1	1.5	0.1	—	17.2	1.5

Total	$5,776.6	$265.2	$7,492.2	$231.3	$13,268.8	$496.5

% of gross unrealized losses		53%		47%

December 31, 2006:
Fixed maturity securities:
U.S. Treasury securities and obligations of U.S. Government corporations	$49.8	$0.8	$17.7	$0.6	$67.5	$1.4
Agencies not backed by the full faith and credit of the U.S. Government	31.7	0.1	120.3	2.1	152.0	2.2
Obligations of states and political subdivisions	82.4	1.0	156.3	6.2	238.7	7.2
Debt securities issued by foreign governments	12.8	0.1	—	—	12.8	0.1
Corporate securities
Public	2,445.0	24.3	2,964.6	85.6	5,409.6	109.9
Private	1,162.7	13.5	1,872.3	57.9	3,035.0	71.4
Mortgage-backed securities	767.8	6.4	3,809.5	106.4	4,577.3	112.8
Asset-backed securities	539.2	4.2	1,336.6	34.8	1,875.8	39.0

Total fixed maturity securities	5,091.4	50.4	10,277.3	293.6	15,368.7	344.0
Equity securities	0.1	—	3.4	0.3	3.5	0.3

Total	$5,091.5	$50.4	$10,280.7	$293.9	$15,372.2	$344.3

% of gross unrealized losses		15%		85%

NATIONWIDE LIFE INSURANCE COMPANY AND SUBSIDIARIES

(a wholly-owned subsidiary of Nationwide Financial Services, Inc.)

Notes to Consolidated Financial Statements, Continued

December 31, 2007, 2006 and 2005

The Company has assets that have been in an unrealized loss position for more than one year that are not other-than-temporarily impaired. The Company reviews each asset in an unrealized loss position and evaluates whether or not the loss is other-than-temporary. This evaluation considers several factors, including the extent of the unrealized loss, the rating of the affected security, the Company’s ability and intent to hold the security until recovery, and economic conditions that could affect the creditworthiness of the issuer. As of December 31, 2007, assets that have been in an unrealized loss position for more than one year totaled $231.3 million, or 47% of the Company’s total unrealized losses. Of this total, $209.3 million, or 90%, were classified as investment grade securities, as defined by the National Association of Insurance Commissioners (NAIC).

As noted in the table above, the majority of the increases in the Company’s unrealized losses from December 31, 2006 to December 31, 2007 were attributable to corporate securities and asset-backed securities (ABSs). These increased loss positions primarily were driven by the combined impacts of interest rate movements, volatility in investment quality ratings and credit spreads, and illiquid markets.

As of December 31, 2007, 69% of the Company’s corporate securities in unrealized loss positions, or $150.2 million, were classified as investment grade, as defined by the NAIC. Of these investment grade corporate securities, 57%, or $84.9 million, have been in an unrealized loss position for more than one year, but 87% of those investments have ratios of estimated fair value to amortized cost of at least 90%. Of the Company’s corporate securities in unrealized loss positions classified as non-investment grade, 68% have been in an unrealized loss position for less than one year.

As of December 31, 2007, 100% of the Company’s ABSs in unrealized loss positions, or $174.2 million, were classified as investment grade, as defined by the NAIC. Of these investment grade ABSs, 72%, or $126.9 million, have been in an unrealized loss position for less than one year, but 33% of those investments have ratios of estimated fair value to amortized cost of at least 90%. Of the Company’s ABSs in unrealized loss positions that have been in loss positions for more than one year, 57% have ratios of estimated fair value to amortized cost of at least 90%.

For fixed maturity securities that are available-for-sale as of December 31, 2007, the following table summarizes the Company’s gross unrealized loss position categorized as investment grade vs. non-investment grade, as defined by the NAIC, in an unrealized loss position for the period of time indicated, and based on the ratio of estimated fair value to amortized cost (in millions):

	Period of time for which unrealized loss has existed
	Investment Grade			Non-Investment Grade			Total
Ratio of estimated fair value to amortized cost	Less than or equal to one year	More than one year	Total	Less than or equal to one year	More than one year	Total	Less than or equal to one year	More than one year	Total

99.9% - 95.0%	$55.2	$93.5	$148.7	$13.1	$5.2	$18.3	$68.3	$98.7	$167.0
94.9% - 90.0%	49.9	84.6	134.5	13.2	4.4	17.6	63.1	89.0	152.1
89.9% - 85.0%	34.6	19.2	53.8	3.1	6.3	9.4	37.7	25.5	63.2
84.9% - 80.0%	16.3	6.2	22.5	3.0	0.2	3.2	19.3	6.4	25.7
Below 80.0%	60.5	5.8	66.3	14.9	5.8	20.7	75.4	11.6	87.0

Total	$216.5	$209.3	$425.8	$47.3	$21.9	$69.2	$263.8	$231.2	$495.0

As noted in the table above, as of December 31, 2007, 64% of the Company’s investments in an unrealized loss position had ratios of estimated fair value to amortized cost of at least 90%. In addition, 86% of the Company’s investments in an unrealized loss position were classified as investment grade, as defined by the NAIC. Of the Company’s investments in unrealized loss positions classified as non-investment grade, 68% have been in an unrealized loss position for less than one year.

The NAIC assigns securities quality ratings and uniform valuations (called NAIC Designations), which are used by insurers when preparing their annual statements. The NAIC assigns designations to publicly traded and privately placed securities. The designations assigned by the NAIC range from class 1 (highest quality) to class 6 (lowest quality). Of the Company’s general account fixed maturity securities, 94% were in the two highest NAIC Designations as of December 31, 2007 and 2006.

NATIONWIDE LIFE INSURANCE COMPANY AND SUBSIDIARIES

(a wholly-owned subsidiary of Nationwide Financial Services, Inc.)

Notes to Consolidated Financial Statements, Continued

December 31, 2007, 2006 and 2005

The following table summarizes the credit quality, as determined by NAIC Designation, of the Company’s general account fixed maturity securities portfolio as of December 31:

(in millions)		2007		2006
NAIC designation[1]	Rating agency equivalent designation[2]	Amortized cost	Estimated fair value	Amortized cost	Estimated fair value

1	Aaa/Aa/A	$16,765.5	$16,662.7	$17,433.9	$17,426.3
2	Baa	5,730.3	5,784.3	6,117.2	6,175.8
3	Ba	1,101.6	1,078.3	1,024.8	1,033.6
4	B	325.0	316.8	590.4	596.6
5	Caa and lower	60.2	52.7	12.6	20.3
6	In or near default	38.6	38.6	18.3	22.8

	Total	$24,021.2	$23,933.4	$25,197.2	$25,275.4

[1]	NAIC Designations are assigned at least annually. Some designations for securities shown have been assigned to securities not yet assigned an NAIC Designation in a manner approximating equivalent public rating categories.

[2]	Comparisons between NAIC and Moody’s designations are published by the NAIC. If no Moody’s rating is available, the Company assigns internal ratings corresponding to public ratings.

Recent conditions in the securities markets, including changes in interest rates, investment quality ratings, liquidity and credit spreads, have resulted in declines in the values of investment securities, including mortgage-backed securities (MBSs) and ABSs. When evaluating whether these securities are other-than-temporarily impaired, the Company considers characteristics of the underlying collateral, such as delinquency and default rates, the quality of the underlying borrower, the type of collateral in the pool, the vintage year of the collateral, subordination levels within the structure of the collateral pool, expected future cash flows, and the Company’s ability and intent to hold the security to recovery. These same factors also affect the estimated fair value of these securities.

The Company’s investments in MBSs and ABSs include securities that are supported by Alt-A and Sub-prime collateral. The Company considers Alt-A collateral to be mortgages whose underwriting standards do not qualify the mortgage for regular conforming or jumbo loan programs. Typical underwriting characteristics that cause a mortgage to fall into the Alt-A classification may include, but are not limited to, inadequate loan documentation of a borrower’s financial information, debt-to-income ratios above normal lending limits, loan-to-value ratios above normal lending limits that do not have primary mortgage insurance, a borrower who is a temporary resident, and loans securing non-conforming types of real estate. Alt-A mortgages are generally issued to borrowers having higher Fair Isaac Credit Organization (FICO) scores, and the lender typically issues a slightly higher interest rate for such mortgages. The Company considers Sub-prime collateral to be mortgages that are first-lien mortgage loans issued to Sub-prime borrowers, as demonstrated by recent delinquent rent or housing payments or substandard FICO scores. Second-lien mortgage loans are also considered Sub-prime. The amortized cost and estimated fair value of the Company’s investments in securities containing Alt-A collateral totaled $1,199.5 and $1,953.6, respectively, and the amortized cost and estimated fair value of the Company’s investments in securities containing Sub-prime collateral totaled $755.7 and $707.1, respectively. As of December 31, 2007, 100.0% and 91.7% of securities containing Alt-A and Sub-prime collateral, respectively, were rated AA or better. In addition, 56.5% and 70.9% of Alt-A and Sub-prime collateral, respectively, was originated in 2005 or earlier.

Proceeds from the sale of securities available-for-sale during 2007, 2006 and 2005 were $4.65 billion, $2.27 billion and $2.62 billion, respectively. During 2007, gross gains of $70.0 million ($61.6 million and $71.9 million in 2006 and 2005, respectively) and gross losses of $70.2 million ($64.1 million and $22.6 million in 2006 and 2005, respectively) were realized on those sales.

Real estate held for use was $17.8 million and $38.8 million as of December 31, 2007 and 2006, respectively. These assets are carried at cost less accumulated depreciation, which was $3.6 million and $15.1 million as of December 31, 2007 and 2006, respectively. There was no real estate held for sale as of December 31, 2007 compared to real estate held for sale with a carrying value of $16.0 million as of December 31, 2006.

The carrying value of commercial mortgage loans on real estate considered to be impaired was $7.4 million as of December 31, 2007 ($17.5 million as of December 31, 2006), for which the related valuation allowance was $3.0 million ($12.3 million as of December 31, 2006). No valuation allowance exists for collateral dependent commercial mortgage loans for which the fair value of the collateral is estimated to be greater than the carrying value. During 2007, the average carrying value of impaired mortgage loans on real estate was $3.7 million ($3.5 million in 2006). Interest income on those loans, which is recognized on a cash basis, was $0.4 million in 2007 ($1.9 million in 2006).

NATIONWIDE LIFE INSURANCE COMPANY AND SUBSIDIARIES

(a wholly-owned subsidiary of Nationwide Financial Services, Inc.)

Notes to Consolidated Financial Statements, Continued

December 31, 2007, 2006 and 2005

The following table summarizes activity in the valuation allowance account for mortgage loans on real estate for the years ended December 31:

(in millions)	2007	2006	2005
Allowance, beginning of period	$34.3	$31.1	$33.3
Net (reductions) additions to allowance	(11.2)	3.2	(2.2)

Allowance, end of period	$23.1	$34.3	$31.1

The following table summarizes net realized investment (losses) gains from continuing operations by source for the years ended December 31:

(in millions)	2007	2006	2005
Total realized gains on sales, net of hedging losses	$65.4	$88.8	$75.6
Total realized losses on sales, net of hedging gains	(79.9)	(64.8)	(22.9)
Total other-than-temporary and other investment impairments	(116.4)	(17.1)	(36.8)
Credit default swaps	(7.5)	(1.1)	(7.5)
Periodic net coupon settlements on non-qualifying derivatives	1.7	1.9	1.1
Other derivatives	(29.5)	(0.6)	1.1

Net realized investment (losses) gains	$(166.2)	$7.1	$10.6

The following table summarizes net investment income from continuing operations by investment type for the years ended December 31:

(in millions)	2007	2006	2005
Securities available-for-sale:
Fixed maturity securities	$1,370.5	$1,419.2	$1,466.2
Equity securities	4.0	2.6	2.4
Mortgage loans on real estate	512.6	535.4	577.3
Short-term investments	28.7	47.3	18.8
Other	124.3	120.9	97.8

Gross investment income	2,040.1	2,125.4	2,162.5
Less investment expenses	64.3	66.9	57.3

Net investment income	$1,975.8	$2,058.5	$2,105.2

Fixed maturity securities with an amortized cost of $8.3 million and $8.1 million as of December 31, 2007 and 2006, respectively, were on deposit with various regulatory agencies as required by law.

As of December 31, 2007 and 2006, the Company had received $551.9 million and $802.3 million, respectively, of cash collateral on securities lending. The Company had not received any non-cash collateral on securities lending as of December 31, 2007 and 2006. As of December 31, 2007 and 2006, the Company had loaned securities with a fair value of $541.2 million and $778.6 million, respectively.

As of December 31, 2007 and 2006, the Company had received $245.4 million and $171.0 million, respectively, of cash for derivative collateral. The Company also held $18.5 million and $12.8 million of securities as off-balance sheet collateral on derivative transactions as of December 31, 2007 and 2006, respectively. As of December 31, 2007, the Company had pledged fixed maturity securities with a fair value of $18.8 million as collateral to various derivative counterparties compared to none as of December 31, 2006.

(7)	Variable Annuity Contracts

The Company issues traditional variable annuity contracts through its separate accounts, for which investment income and gains and losses on investments accrue directly to, and investment risk is borne by, the contractholder. The Company also issues non-traditional variable annuity contracts in which the Company provides various forms of guarantees to benefit the related contractholders. The Company provides five primary guarantee types under non-traditional variable annuity contracts: (1) GMDB; (2) GMAB; (3) guaranteed minimum income benefits (GMIB); (4) GLWB; and (5) a hybrid guarantee with GMAB and GLWB.

NATIONWIDE LIFE INSURANCE COMPANY AND SUBSIDIARIES

(a wholly-owned subsidiary of Nationwide Financial Services, Inc.)

Notes to Consolidated Financial Statements, Continued

December 31, 2007, 2006 and 2005

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

The GMAB, offered in the Company’s Capital Preservation Plus (CPP) contract rider, is a living benefit that provides the contractholder with a guaranteed return of premium, adjusted proportionately for withdrawals, after a specified time period (5, 7 or 10 years) selected by the contractholder at the issuance of the variable annuity contract. In some cases, the contractholder also has the option, after a specified time period, to drop the rider and continue the variable annuity contract without the GMAB. In general, the GMAB requires a minimum allocation to guaranteed term options or adherence to limitations required by an approved asset allocation strategy.

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

December 31, 2007, 2006 and 2005

The following table summarizes the account values and net amount at risk, net of reinsurance, for variable annuity contracts with guarantees invested in both general and separate accounts as of December 31:

	2007			2006
(in millions)	Account value	Net amount at risk[1]	Wtd. avg. attained age	Account value	Net amount at risk[1]	Wtd. avg. attained age
GMDB:
Return of premium	$9,082.6	$18.7	62	$9,231.4	$33.9	60
Reset	17,915.0	61.1	64	17,587.0	47.5	63
Ratchet	15,789.2	132.2	66	13,481.0	30.3	66
Rollup	467.0	8.4	71	538.4	11.3	70
Combo	2,555.5	47.0	68	2,588.7	28.9	68

Subtotal	45,809.3	267.4	66	43,426.5	151.9	65
Earnings enhancement	519.2	49.8	62	477.8	41.1	61

Total - GMDB	$46,328.5	$317.2	65	$43,904.3	$193.0	64

GMAB[2]:
5 Year	$2,985.6	$4.6	N/A	$2,131.1	$0.1	N/A
7 Year	2,644.1	6.2	N/A	1,865.7	0.1	N/A
10 Year	927.3	1.3	N/A	784.0	—	N/A

Total - GMAB	$6,557.0	$12.1	N/A	$4,780.8	$0.2	N/A

GMIB[3]:
Ratchet	$425.2	$—	N/A	$450.6	$—	N/A
Rollup	1,119.9	—	N/A	1,187.1	—	N/A
Combo	0.3	—	N/A	0.5	—	N/A

Total - GMIB	$1,545.4	$—	N/A	1,638.2	$—	N/A

GLWB:
L.inc	$2,865.8	$—	N/A	$993.8	$—	N/A

[1]

Net amount at risk is calculated on a seriatum basis and equals the respective guaranteed benefit less the account value (or zero if the account value exceeds the guaranteed benefit). As it relates to GMIB, net amount at risk is calculated as if all policies were eligible to annuitize immediately, although all GMIB options have a waiting period of at least 7 years from issuance, with the earliest annuitizations beginning in 2007.

[2]	GMAB contracts with the hybrid GMAB/GLWB rider had account values of $4.77 billion and $2.95 billion as of December 31, 2007 and 2006, respectively.

[3]	The weighted average period remaining until expected annuitization is not meaningful and has not been presented because there is currently no material GMIB exposure.

NATIONWIDE LIFE INSURANCE COMPANY AND SUBSIDIARIES

(a wholly-owned subsidiary of Nationwide Financial Services, Inc.)

Notes to Consolidated Financial Statements, Continued

December 31, 2007, 2006 and 2005

The following table summarizes account balances of variable annuity contracts that were invested in separate accounts as of December 31:

(in millions)	2007	2006
Mutual funds:
Bond	$5,143.6	$4,467.3
Domestic equity	31,217.7	29,808.4
International equity	3,987.3	3,420.5

Total mutual funds	40,348.6	37,696.2
Money market funds	1,728.2	1,414.4

Total	$42,076.8	$39,110.6

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

The Company’s living benefit riders represent an embedded derivative in a variable annuity contract that is required to be separated from, and valued apart from, the host variable annuity contract. The embedded derivatives are carried at fair value. Subsequent changes in the fair value of the embedded derivatives are recognized in earnings as a component of net realized investment gains and losses. The fair value of the embedded derivatives is calculated based on a combination of capital market and actuarial assumptions.

The following assumptions and methodology were used to determine the GMDB claim reserves as of December 31, 2007 and 2006:

•	Data used was based on a combination of historical numbers and future projections generally involving 50 probabilistically generated economic scenarios

•	Mean gross equity performance – 8.1%

•	Equity volatility – 18.7%

•	Mortality – 100% of Annuity 2000 table

•	Asset fees – equivalent to mutual fund and product loads

•	Discount rate – 7.0% and 8.0% as of December 31, 2007 and 2006, respectively

Lapse rate assumptions vary by duration as shown below:

Duration (years)	1	2	3	4	5	6	7	8	9	10+
Minimum	4.00%	5.00%	6.00%	7.00%	8.00%	9.50%	10.00%	11.00%	14.00%	14.00%
Maximum	4.00%	5.00%	6.00%	7.00%	35.00%	35.00%	23.00%	35.00%	35.00%	23.00%

NATIONWIDE LIFE INSURANCE COMPANY AND SUBSIDIARIES

(a wholly-owned subsidiary of Nationwide Financial Services, Inc.)

Notes to Consolidated Financial Statements, Continued

December 31, 2007, 2006 and 2005

(8)	Short-Term Debt

The following table summarizes short-term debt as of December 31:

(in millions)	2007	2006
$800.0 million commercial paper program	$199.7	$—
$350.0 million securities lending program facility	85.6	75.2

Total short-term debt	$285.3	$75.2

The Company has available as a source of funds a $1.00 billion revolving variable rate credit facility entered into by NFS, NLIC and NMIC with a group of national financial institutions. The facility provides for several and not joint liability with respect to any amount drawn by any party. The facility provides covenants, including, but not limited to, requirements that the Company’s debt not exceed 40% of tangible net worth, as defined, and that NLIC maintain statutory surplus, as defined, in excess of $1.67 billion. As of December 31, 2007, the Company and NLIC were in compliance with all covenants. The Company had no amounts outstanding under this agreement as of December 31, 2007 and 2006. NLIC also has an $800.0 million commercial paper program and is required to maintain an available credit facility equal to 50% of any amounts outstanding under the commercial paper program. Therefore, borrowing capacity under the aggregate $1.00 billion revolving credit facility is reduced by 50% of any amounts outstanding under the commercial paper program. NLIC had $199.7 million of commercial paper outstanding at December 31, 2007 at a weighted average interest rate of 4.39% and no commercial paper outstanding at December 31, 2006.

NLIC has entered into an agreement with its custodial bank to borrow against the cash collateral that is posted in connection with its securities lending program. This is an uncommitted facility contingent on the liquidity of the securities lending program. The borrowing facility was established to fund commercial mortgage loans that were originated with the intent of sale through securitization. The maximum amount available under the agreement is $350.0 million. The borrowing rate on this program is equal to one-month U.S. LIBOR (4.60% and 5.32% as of December 31, 2007 and 2006, respectively). NLIC had $85.6 million and $75.2 million outstanding under this agreement as of December 31, 2007 and 2006, respectively. As of December 31, 2007, the Company had not provided any guarantees on such borrowings, either directly or indirectly.

The Company paid interest on short-term debt totaling $15.0 million, $11.7 million and $11.5 million in 2007, 2006 and 2005, respectively.

(9)	Long-Term Debt

The following table summarizes surplus notes payable to NFS as of December 31:

(in millions)	2007	2006
8.15% surplus note, due June 27, 2032	$300.0	$300.0
7.50% surplus note, due December 17, 2031	300.0	300.0
6.75% surplus note, due December 23, 2033	100.0	100.0

Total long-term debt	$700.0	$700.0

The Company made interest payments to NFS on surplus notes totaling $53.7 million in 2007, 2006 and 2005. Payments of interest and principal under the notes require the prior approval of the Ohio Department of Insurance (ODI).

NATIONWIDE LIFE INSURANCE COMPANY AND SUBSIDIARIES

(a wholly-owned subsidiary of Nationwide Financial Services, Inc.)

Notes to Consolidated Financial Statements, Continued

December 31, 2007, 2006 and 2005

(10)	Federal Income Taxes

Through September 30, 2002, the Company filed a consolidated federal income tax return with NMIC, the ultimate majority shareholder of NFS. Effective October 1, 2002, Nationwide Corporation’s ownership in NFS decreased from 79.8% to 63.0%. Therefore, NFS and its subsidiaries, including the Company, no longer qualify to be included in the NMIC consolidated federal income tax return. The members of the NMIC consolidated federal income tax return group participated in a tax sharing arrangement, which uses a consolidated approach in allocating the amount of current and deferred expense to the separate financial statements of subsidiaries.

Under Internal Revenue Code (IRC) regulations, NFS and its subsidiaries cannot file a life/non-life consolidated federal income tax return until five full years following NFS’ departure from the NMIC consolidated federal income tax return group. Therefore, NFS and its direct non-life insurance company subsidiaries will file a consolidated federal income tax return; NLIC and NLAIC will file a consolidated federal income tax return; and the direct non-life insurance companies under NLIC will file separate federal income tax returns, until 2008, when NFS will become eligible to file a single life/non-life consolidated federal income tax return with all of its eligible subsidiaries.

The following table summarizes the tax effects of temporary differences that give rise to significant components of the net deferred tax liability as of December 31:

(in millions)	2007	2006
Deferred tax assets:
Future policy benefits	$622.0	$607.8
Other	213.2	138.6

Gross deferred tax assets	835.2	746.4
Less valuation allowance	(7.0)	(7.0)

Deferred tax assets, net of valuation allowance	828.2	739.4

Deferred tax liabilities:
Deferred policy acquisition costs	1,112.6	1,022.2
Other	130.8	173.9

Gross deferred tax liabilities	1,243.4	1,196.1

Net deferred tax liability	$415.2	$456.7

In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion of the total gross deferred tax assets will not be realized. Future taxable amounts or recovery of federal income taxes paid within the statutory carryback period can offset nearly all future deductible amounts. The valuation allowance was unchanged during 2007, 2006 and 2005.

The Company’s current federal income tax asset was $12.7 million and $12.6 million as of December 31, 2007 and 2006, respectively.

Total federal income taxes paid (refunded) were $99.1 million, $(4.3) million and $182.2 million during the years ended December 31, 2007, 2006 and 2005, respectively.

During the second quarter of 2007, the Company recorded $6.8 million of net federal income tax expense adjustments primarily related to differences between the 2006 estimated tax liability and the amounts the Company reported on its 2006 tax returns. The Company recorded an additional $1.5 million and $0.2 million of such adjustments during the third and fourth quarters of 2007, respectively.

NATIONWIDE LIFE INSURANCE COMPANY AND SUBSIDIARIES

(a wholly-owned subsidiary of Nationwide Financial Services, Inc.)

Notes to Consolidated Financial Statements, Continued

December 31, 2007, 2006 and 2005

Through June 2006, the Company’s federal income tax returns for tax years 2000-2002 were under IRS examination pursuant to a routine audit. In accordance with its regular practice, management established tax reserves based on the current facts and circumstances regarding each tax exposure item for which the ultimate deductibility is open to interpretation. These reserves are reviewed regularly and are adjusted as events occur that management believes impacts the Company’s liability for additional taxes, such as lapsing of applicable statutes of limitations; conclusion of tax audits or substantial agreement on the deductibility/non-deductibility of uncertain items; additional exposure based on current calculations; identification of new issues; release of administrative guidance; or rendering of a court decision affecting a particular tax issue. A significant component of the Company’s tax reserve as of December 31, 2005 was related to the separate account dividends received deduction (DRD). See “Tax Matters” in Note 14 for more information regarding DRD.

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

During the third quarter of 2005, the Company refined its separate account DRD estimation process. As a result, the Company identified and recorded additional federal income tax benefits and recoverables of $42.6 million related to all tax years (2000 – 2005) that were open at that time. In addition, the Company recorded $5.6 million of net benefit adjustments primarily related to differences between the 2004 estimated tax liability and the amounts reported on the Company’s 2004 tax returns.

The following table summarizes federal income tax expense attributable to income from continuing operations for the years ended December 31:

(in millions)	2007	2006	2005
Current	$106.5	$(61.8)	$90.6
Deferred	22.0	90.5	5.2

Federal income tax expense	$128.5	$28.7	$95.8

Total federal income tax expense differs from the amount computed by applying the U.S. federal income tax rate to income from continuing operations before federal income taxes as follows for the years ended December 31:

	2007		2006		2005
(dollars in millions)	Amount	%	Amount	%	Amount	%
Computed (expected) tax expense	$204.0	35.0	$226.8	35.0	$217.2	35.0
DRD	(61.0)	(10.5)	(67.5)	(10.4)	(107.5)	(17.3)
Reserve release	—	—	(110.9)	(17.1)	—	—
Other, net	(14.5)	(2.4)	(19.7)	(3.1)	(13.9)	(2.3)

Total	$128.5	22.1	$28.7	4.4	$95.8	15.4

NATIONWIDE LIFE INSURANCE COMPANY AND SUBSIDIARIES

(a wholly-owned subsidiary of Nationwide Financial Services, Inc.)

Notes to Consolidated Financial Statements, Continued

December 31, 2007, 2006 and 2005

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

Dividend Restrictions

The payment of dividends by NLIC is subject to restrictions set forth in the insurance laws and regulations of the State of Ohio, its domiciliary state. The State of Ohio insurance laws require Ohio-domiciled life insurance companies to seek prior regulatory approval to pay a dividend or distribution of cash or other property if the fair market value thereof, together with that of other dividends or distributions made in the preceding 12 months, exceeds the greater of (1) 10% of statutory-basis policyholders’ surplus as of the prior December 31 or (2) the statutory-basis net income of the insurer for the prior year. During the year ended December 31, 2007, NLIC paid dividends of $537.5 million to NFS, including a $242.5 million extraordinary dividend paid after obtaining approval from the ODI. NLIC’s statutory capital and surplus as of December 31, 2007 was $2.50 billion, and statutory net income for 2007 was $309.0 million. As of January 1, 2008, NLIC could not pay dividends to NFS without obtaining prior approval. As of April 2008, NLIC will be able to pay dividends to NFS totaling $246.5 million upon providing prior notice to the ODI. On February 20, 2008, NLIC declared a dividend of $246.5 million payable to NFS in April 2008. NLIC will provide notice to the ODI before paying this dividend to NFS.

The State of Ohio insurance laws also require insurers to seek prior regulatory approval for any dividend paid from other than earned surplus. Earned surplus is defined under the State of Ohio insurance laws as the amount equal to the Company’s unassigned funds as set forth in its most recent statutory financial statements, including net unrealized capital gains and losses or revaluation of assets. Additionally, following any dividend, an insurer’s policyholder surplus must be reasonable in relation to the insurer’s outstanding liabilities and adequate for its financial needs. The payment of dividends by NLIC may also be subject to restrictions set forth in the insurance laws of the State of New York that limit the amount of statutory profits on NLIC’s participating policies (measured before dividends to policyholders) available for the benefit of the Company and its shareholder.

The Company currently does not expect such regulatory requirements to impair its ability to pay future operating expenses, interest and shareholder dividends.

NATIONWIDE LIFE INSURANCE COMPANY AND SUBSIDIARIES

(a wholly-owned subsidiary of Nationwide Financial Services, Inc.)

Notes to Consolidated Financial Statements, Continued

December 31, 2007, 2006 and 2005

Comprehensive Income

The Company’s comprehensive income includes net income and certain items that are reported directly within separate components of shareholder’s equity that are not recorded in net income (other comprehensive income or loss).

The following table summarizes the Company’s other comprehensive loss, before and after federal income tax benefit, for the years ended December 31:

(in millions)	2007	2006	2005
Net unrealized losses on securities available-for-sale arising during the period:
Net unrealized losses before adjustments	$(276.3)	$(171.3)	$(687.2)
Net adjustment to deferred policy acquisition costs	3.8	40.9	187.0
Net adjustment to future policy benefits and claims	5.4	21.5	17.0
Related federal income tax benefit	93.3	38.1	169.1

Net unrealized losses	(173.8)	(70.8)	(314.1)

Reclassification adjustment for net realized losses (gains) on securities available-for-sale realized during the period:
Net unrealized losses (gains)	107.7	9.2	(20.3)
Related federal income tax (benefit) expense	(37.7)	(3.2)	7.1

Net reclassification adjustment	70.0	6.0	(13.2)

Other comprehensive loss on securities available-for-sale	(103.8)	(64.8)	(327.3)

Accumulated net holding (losses) gains on cash flow hedges:
Unrealized holding (losses) gains	(17.2)	(0.2)	41.7
Related federal income tax benefit (expense)	6.0	0.1	(14.6)

Other comprehensive (loss) income on cash flow hedges	(11.2)	(0.1)	27.1

Other net unrealized losses	(4.2)	—	—

Total other comprehensive loss	$(119.2)	$(64.9)	$(300.2)

Adjustments for net realized gains and losses on the ineffective portion of cash flow hedges were immaterial during the years ended December 31, 2007, 2006 and 2005.

NATIONWIDE LIFE INSURANCE COMPANY AND SUBSIDIARIES

(a wholly-owned subsidiary of Nationwide Financial Services, Inc.)

Notes to Consolidated Financial Statements, Continued

December 31, 2007, 2006 and 2005

(12)	Employee Benefit Plans

Defined Benefit Plans

The Company and certain affiliated companies participate in a qualified defined benefit pension plan sponsored by NMIC. This plan covers all employees of participating companies who have completed at least one year of service. Plan contributions are invested in a group annuity contract issued by NLIC. All participants are eligible for benefits based on an account balance feature. Participants last hired before 2002 are eligible for benefits based on the highest average annual salary of a specified number of consecutive years of the last ten years of service, if such benefits are of greater value than the account balance feature. The Company funds pension costs accrued for direct employees plus an allocation of pension costs accrued for employees of affiliates whose work benefits the Company. A separate non-qualified defined benefit pension plan sponsored by NMIC covers certain executives with at least one year of service. The Company’s portion of expense relating to these plans was $13.5 million, $19.9 million and $16.6 million for the years ended December 31, 2007, 2006 and 2005, respectively.

In addition to the NMIC pension plan, the Company and certain affiliated companies participate in life and health care defined benefit plans sponsored by NMIC for qualifying retirees. Postretirement life and health care benefits are contributory. The level of contribution required by a qualified retiree depends on the retiree’s years of service and date of hire. In general, postretirement benefits are available to full-time employees who are credited with 120 months of retiree life and health service. Postretirement health care benefit contributions are adjusted annually and contain cost-sharing features such as deductibles and coinsurance. In addition, there are caps on the Company’s portion of the per-participant cost of the postretirement health care benefits. The Company’s policy is to fund the cost of health care benefits in amounts determined at the discretion of management. Plan assets are invested primarily in group annuity contracts issued by NLIC. The Company’s portion of expense relating to these plans was immaterial for the years ended December 31, 2007, 2006 and 2005.

Defined Contribution Plans

NMIC sponsors a defined contribution retirement savings plan covering substantially all employees of the Company. Employees may make salary deferral contributions of up to 80%. Salary deferrals of up to 6% are subject to a 50% Company match. The Company’s expense for contributions to these plans was $7.3 million, $6.6 million and $6.2 million for the years ended December 31, 2007, 2006 and 2005, respectively.

(13)	Related Party Transactions

The Company has entered into significant, recurring transactions and agreements with NMIC, other affiliates and subsidiaries as a part of its ongoing operations. These include annuity and life insurance contracts, office space leases, and agreements related to reinsurance, cost sharing, administrative services, marketing, intercompany loans, intercompany repurchases, cash management services and software licensing. Measures used to allocate expenses among companies include individual employee estimates of time spent, special cost studies, the number of full-time employees, commission expense and other methods agreed to by the participating companies.

In addition, Nationwide Services Company, LLC (NSC), a subsidiary of NMIC, provides computer, telephone, mail, employee benefits administration and other services to NMIC and certain of its direct and indirect subsidiaries, including the Company, based on specified rates for units of service consumed. For the years ended December 31, 2007, 2006 and 2005, the Company made payments to NMIC and NSC totaling $285.6 million, $261.7 million and $274.1 million, respectively.

NATIONWIDE LIFE INSURANCE COMPANY AND SUBSIDIARIES

(a wholly-owned subsidiary of Nationwide Financial Services, Inc.)

Notes to Consolidated Financial Statements, Continued

December 31, 2007, 2006 and 2005

The Company has issued group annuity and life insurance contracts and performs administrative services for various employee benefit plans sponsored by NMIC or its affiliates. Total account values of these contracts were $2.90 billion and $5.48 billion as of December 31, 2007 and 2006, respectively. Total revenues from these contracts were $130.8 million, $133.4 million and $136.2 million for the years ended December 31, 2007, 2006 and 2005, respectively, and include policy charges, net investment income from investments backing the contracts and administrative fees. Total interest credited to the account balances was $109.7 million, $110.7 million and $107.3 million for the years ended December 31, 2007, 2006 and 2005, respectively. The terms of these contracts are consistent in all material respects with what the Company offers to unaffiliated parties who are similarly situated.

The Company leases office space from NMIC. For the years ended December 31, 2007, 2006 and 2005, the Company made lease payments to NMIC of $23.0 million, $19.3 million and $18.7 million, respectively.

NLIC has a reinsurance agreement with NMIC whereby all of NLIC’s accident and health business not ceded to unaffiliated reinsurers is ceded to NMIC on a modified coinsurance basis. Either party may terminate the agreement on January 1 of any year with prior notice. Under a modified coinsurance agreement, the ceding company retains invested assets, and investment earnings are paid to the reinsurer. Under the terms of NLIC’s agreements, the investment risk associated with changes in interest rates is borne by the reinsurer. The ceding of risk does not discharge the original insurer from its primary obligation to the policyholder. The Company believes that the terms of the modified coinsurance agreements are consistent in all material respects with what the Company could have obtained with unaffiliated parties. Revenues ceded to NMIC for the years ended December 31, 2007, 2006 and 2005 were $317.6 million, $430.8 million and $429.5 million, respectively, while benefits, claims and expenses ceded during these years were $348.1 million, $470.4 million and $398.8 million, respectively.

Funds of Nationwide Funds Group (NFG), an affiliate, are offered to the Company’s customers as investment options in certain of the Company’s products. As of December 31, 2007 and 2006, customer allocations to NFG funds totaled $21.41 billion and $18.26 billion, respectively. For the years ended December 31, 2007, 2006 and 2005, NFG paid the Company $76.9 million, $64.4 million and $51.6 million, respectively, for the distribution and servicing of these funds.

Under a marketing agreement with NMIC, NLIC makes payments to cover a portion of the agent marketing allowance that is paid to Nationwide agents. These costs cover product development and promotion, sales literature, rent and similar items. Payments under this agreement totaled $20.1 million, $28.3 million and $26.5 million for the years ended December 31, 2007, 2006 and 2005, respectively.

The Company also participates in intercompany repurchase agreements with affiliates whereby the seller transfers securities to the buyer at a stated value. Upon demand or after a stated period, the seller repurchases the securities at the original sales price plus interest. As of December 31, 2007 and 2006, the Company had no outstanding borrowings from affiliated entities under such agreements. During 2007, 2006 and 2005, the most the Company had outstanding at any given time was $178.2 million, $191.5 million and $55.3 million, respectively, and the amounts the Company incurred for interest expense on intercompany repurchase agreements during these years were immaterial.

The Company and various affiliates have agreements with Nationwide Cash Management Company (NCMC), an affiliate, under which NCMC acts as a common agent in handling the purchase and sale of short-term securities for the respective accounts of the participants. Amounts on deposit with NCMC for the benefit of the Company were $368.2 million and $601.3 million as of December 31, 2007 and 2006, respectively, and are included in short-term investments on the consolidated balance sheets.

Certain annuity products are sold through affiliated companies, which are also subsidiaries of NFS. Total commissions and fees paid to these affiliates for the years ended December 31, 2007, 2006 and 2005 were $59.5 million, $58.1 million and $59.0 million, respectively.

NATIONWIDE LIFE INSURANCE COMPANY AND SUBSIDIARIES

(a wholly-owned subsidiary of Nationwide Financial Services, Inc.)

Notes to Consolidated Financial Statements, Continued

December 31, 2007, 2006 and 2005

An affiliate of the Company is currently developing a browser-based policy administration and online brokerage software application for defined benefit plans. In connection with the development of this application, the Company made net payments, which were expensed, to that affiliate related to development totaling $9.4 million, $6.9 million and $2.9 million for the years ended December 31, 2007, 2006 and 2005, respectively.

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

Through September 30, 2002, the Company filed a consolidated federal income tax return with NMIC, as discussed in more detail in Note 10. Effective October 1, 2002, NLIC began filing a consolidated federal income tax return with NLAIC. There were no payments (from) to NMIC for the year ended December 31, 2007 compared to $(15.3) million and $45.0 million for the years ended December 31, 2006 and 2005, respectively. These payments related to tax years prior to deconsolidation.

In 2007, 2006 and 2005, NLIC paid dividends to NFS totaling $537.5 million, $375.0 million and $185.0 million, respectively.

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

The financial services industry, including mutual fund, variable annuity, retirement plan, life insurance and distribution companies, has also been the subject of increasing scrutiny by regulators, legislators and the media over the past few years. Numerous regulatory agencies, including the SEC, the Financial Industry Regulatory Authority and the New York State Attorney General, have commenced industry-wide investigations regarding late trading and market timing in connection with mutual funds and variable insurance contracts, and have commenced enforcement actions against some mutual fund and life insurance companies on those issues. The Company has been contacted by or received subpoenas from the SEC and the New York State Attorney General, who are investigating market timing in certain mutual funds offered in insurance products sponsored by the Company. The Company has cooperated with these investigations. Information requests from the New York State Attorney General and the SEC with respect to investigations into late trading and market timing were last responded to by the Company and its affiliates in December 2003 and June 2005, respectively, and no further information requests have been received with respect to these matters.

NATIONWIDE LIFE INSURANCE COMPANY AND SUBSIDIARIES

(a wholly-owned subsidiary of Nationwide Financial Services, Inc.)

Notes to Consolidated Financial Statements, Continued

December 31, 2007, 2006 and 2005

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

These proceedings are expected to continue in the future and could result in legal precedents and new industry-wide legislation, rules and regulations that could significantly affect the financial services industry, including mutual fund, retirement plan, life insurance and annuity companies. These proceedings also could affect the outcome of one or more of the Company’s litigation matters. There can be no assurance that any litigation or regulatory actions will not have a material adverse effect on the Company in the future.

On November 20, 2007, NLIC and NRS were named in a lawsuit filed in the Circuit Court of Jefferson County, Alabama entitled Ruth A. Gwin and Sandra H. Turner, and a class of similarly situated individuals v NLIC, NRS, Alabama State Employees Association, PEBCO, Inc. and Fictitious Defendants A to Z. The plaintiffs purport to represent a class of all participants in the Alabama State Employees Association (ASEA) plan, excluding members of the Board of Control during the Class Period and excluding ASEA’s directors, officers and board members during the class period. The class period is the date from which NLIC and/or NRS first made a payment to ASEA or PEBCO arising out of the funding agreement dated March 24, 2004 to the date class notice is provided. The plaintiffs allege that the defendants breached their fiduciary duties, converted plan participants’ properties, and breached their contract when payments were made and the plan was administered under the funding agreement. The complaint seeks a declaratory judgment, an injunction, disgorgement of amounts paid, compensatory and punitive damages, interest, attorneys’ fees and costs, and such other equitable and legal relief to which the plaintiffs and class members may be entitled. On January 9, 2008, NLIC and NRS filed a Notice of Removal to the United States District Court Northern District of Alabama, Southern Division. On January 16, 2008, NLIC and NRS filed a motion to dismiss. On January 24, 2008, the plaintiffs filed a motion to remand. The motions have been fully briefed. NLIC and NRS intend to defend this case vigorously.

On July 11, 2007, NLIC was named in a lawsuit filed in the United States District Court for the Western District of Washington at Tacoma entitled Jerre Daniels-Hall and David Hamblen, Individually and on behalf of All Others Similarly Situated v. National Education Association, NEA Member Benefits Corporation, Nationwide Life Insurance Company, Security Benefit Life Insurance Company, Security Benefit Group, Inc., Security Distributors, Inc., et. al. The plaintiffs seek to represent a class of all current or former National Education Association (NEA) members who participated in the NEA Valuebuilder 403(b) program at any time between January 1, 1991 and the present (and their heirs and/or beneficiaries). The plaintiffs allege that the defendants violated the Employee Retirement Income Security Act of 1974, as amended (ERISA) by failing to prudently and loyally manage plan assets, by failing to provide complete and accurate information, by engaging in prohibited transactions, and by breaching their fiduciary duties when they failed to prevent other fiduciaries from breaching their fiduciary duties. The complaint seeks to have the defendants restore all losses to the plan, restoration of plan assets and profits to participants, disgorgement of endorsement fees, disgorgement of service fee payments, disgorgement of excessive fees charged to plan participants, other unspecified relief for restitution, declaratory and injunctive relief, and attorneys’ fees. On October 12, 2007, NLIC filed a motion to dismiss. The motion has been fully briefed. NLIC intends to defend this lawsuit vigorously.

NATIONWIDE LIFE INSURANCE COMPANY AND SUBSIDIARIES

(a wholly-owned subsidiary of Nationwide Financial Services, Inc.)

Notes to Consolidated Financial Statements, Continued

December 31, 2007, 2006 and 2005

On November 15, 2006, NFS, NLIC and NRS were named in a lawsuit filed in the United States District Court for the Southern District of Ohio entitled Kevin Beary, Sheriff of Orange County, Florida, In His Official Capacity, Individually and On Behalf of All Others Similarly Situated v. Nationwide Life Insurance Co., Nationwide Retirement Solutions, Inc. and Nationwide Financial Services, Inc. The plaintiff seeks to represent a class of all sponsors of 457(b) deferred compensation plans in the United States that had variable annuity contracts with the defendants at any time during the class period, or in the alternative, all sponsors of 457(b) deferred compensation plans in Florida that had variable annuity contracts with the defendants during the class period. The class period is from January 1, 1996 until the class notice is provided. The plaintiff alleges that the defendants breached their fiduciary duties by arranging for and retaining service payments from certain mutual funds. The complaint seeks an accounting, a declaratory judgment, a permanent injunction and disgorgement or restitution of the service fee payments allegedly received by the defendants, including interest. On January 25, 2007, NFS, NLIC and NRS filed a motion to dismiss. On September 17, 2007, the Court granted the motion to dismiss. On October 1, 2007, the plaintiff filed a motion to vacate judgment and for leave to file an amended complaint. On October 25, 2007, NFS, NLIC and NRS filed their opposition to the plaintiff’s motion. NFS, NLIC and NRS continue to defend this lawsuit vigorously.

On February 11, 2005, NLIC was named in a class action lawsuit filed in Common Pleas Court, Franklin County, Ohio entitled Michael Carr v. Nationwide Life Insurance Company. The plaintiff claims that the total of modal payments that policyholders paid per year exceeded the guaranteed maximum premium provided for in the policy. The complaint seeks recovery for breach of contract, fraud by omission, violation of the Ohio Deceptive Trade Practices Act and unjust enrichment. The complaint also seeks unspecified compensatory damages, disgorgement of all amounts in excess of the guaranteed maximum premium and attorneys’ fees. On February 2, 2006, the court granted the plaintiff’s motion for class certification on the breach of contract and unjust enrichment claims. The court certified a class consisting of all residents of the United States and the Virgin Islands who, during the class period, paid premiums on a modal basis to NLIC for term life insurance policies issued by NLIC during the class period that provide for guaranteed maximum premiums, excluding certain specified products. Excluded from the class are NLIC; any parent, subsidiary or affiliate of NLIC; all employees, officers and directors of NLIC; and any justice, judge or magistrate judge of the State of Ohio who may hear the case. The class period is from February 10, 1990 through February 2, 2006, the date the class was certified. On January 26, 2007, the plaintiff filed a motion for summary judgment. On April 30, 2007, NLIC filed a motion for summary judgment. On February 4, 2008, the Court entered its ruling on the parties’ pending motions for summary judgment. The court granted NLIC’s motion for summary judgment for some of the plaintiffs’ causes of action, including breach of contract claims on all decreasing term policies, plaintiff Carr’s individual claims for fraud by omission, violation of the Ohio Deceptive Trade Practices Act and all unjust enrichment claims. However, several claims against NLIC remain, including plaintiff Carr’s individual claim for breach of contract and the plaintiff Class’ claims for breach of contract for the term life policies in 43 of 51 jurisdictions. The Court has requested additional briefing on NLIC’s affirmative defense that the doctrine of voluntary payment acts as a defense to the breach of contract claims. NLIC continues to defend this lawsuit vigorously.

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

NATIONWIDE LIFE INSURANCE COMPANY AND SUBSIDIARIES

(a wholly-owned subsidiary of Nationwide Financial Services, Inc.)

Notes to Consolidated Financial Statements, Continued

December 31, 2007, 2006 and 2005

On August 15, 2001, NFS and NLIC were named in a lawsuit filed in the United States District Court for the District of Connecticut entitled Lou Haddock, as trustee of the Flyte Tool & Die, Incorporated Deferred Compensation Plan, et al v. Nationwide Financial Services, Inc. and Nationwide Life Insurance Company. Currently, the plaintiffs’ fifth amended complaint, filed March 21, 2006, purports to represent a class of qualified retirement plans under ERISA that purchased variable annuities from NLIC. The plaintiffs allege that they invested ERISA plan assets in their variable annuity contracts and that NLIC and NFS breached ERISA fiduciary duties by allegedly accepting service payments from certain mutual funds. The complaint seeks disgorgement of some or all of the payments allegedly received by NFS and NLIC, other unspecified relief for restitution, declaratory and injunctive relief, and attorneys’ fees. To date, the District Court has rejected the plaintiffs’ request for certification of the alleged class. On September 25, 2007, NFS’ and NLIC’s motion to dismiss the plaintiffs’ fifth amended complaint was denied. On October 12, 2007, NFS and NLIC filed their answer to the plaintiffs’ fifth amended complaint and amended counterclaims. On November 1, 2007, the plaintiffs filed a motion to dismiss NFS’ and NLIC’s amended counterclaims. On November 15, 2007, the plaintiffs filed a motion for class certification. On February 8, 2008, the Court denied the plaintiffs’ motion to dismiss the amended counterclaim, with the exception that it was tentatively granting the plaintiffs’ motion to dismiss with respect to NFS’ and NLIC’s claim that it could recover any “disgorgement remedy” from plan sponsors. NFS and NLIC continue to defend this lawsuit vigorously.

Tax Matters

Management has established tax reserves in accordance with the requirements of FIN 48. See Note 3 for a summary of the provisions of FIN 48. These reserves are reviewed regularly and are adjusted as events occur that management believes impact its liability for additional taxes, such as lapsing of applicable statutes of limitations; conclusion of tax audits or substantial agreement on the deductibility/nondeductibility of uncertain items; additional exposure based on current calculations; identification of new issues; release of administrative guidance; or rendering of a court decision affecting a particular tax issue. Management believes its tax reserves reasonably provide for potential assessments that may result from IRS examinations and other tax-related matters for all open tax years.

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

(15)	Guarantees

Since 2001, the Company has sold $677.2 million of credit enhanced equity interests in Low-Income-Housing Tax Credit Funds (Tax Credit Funds) to unrelated third parties. The Company has guaranteed cumulative after-tax yields to the third party investors ranging from 3.75% to 5.25% over periods ending between 2002 and 2022. As of December 31, 2007, the Company held guarantee reserves totaling $6.0 million on these transactions. These guarantees are in effect for periods of approximately 15 years each. The Tax Credit Funds provide a stream of tax benefits to the investors that will generate a yield and return of capital. If the tax benefits are not sufficient to provide these cumulative after-tax yields, then the Company must fund any shortfall, which is mitigated by stabilization collateral set aside by the Company at the inception of the transactions. The maximum amount of undiscounted future payments that the Company could be required to pay the investors under the terms of the guarantees is $1.28 billion. The Company does not anticipate making any payments related to these guarantees.

As of December 31, 2007, the Company held stabilization reserves of $1.6 million as collateral for certain properties owned by the Tax Credit Funds that had not met all of the criteria necessary to generate tax credits. Such criteria include completion of construction and the leasing of each unit to a qualified tenant, among others. Properties meeting the necessary criteria are considered to have “stabilized.” The properties are evaluated regularly, and the collateral is released when stabilized.

NATIONWIDE LIFE INSURANCE COMPANY AND SUBSIDIARIES

(a wholly-owned subsidiary of Nationwide Financial Services, Inc.)

Notes to Consolidated Financial Statements, Continued

December 31, 2007, 2006 and 2005

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

(16)	Variable Interest Entities

As of December 31, 2007 and 2006, the Company had relationships with 19 and 18 variable interest entities (VIEs), respectively, each of which the Company was the primary beneficiary. Each VIE is a conduit that assists the Company in structured products transactions involving the sale of Tax Credit Funds to third party investors for which the Company provides guaranteed returns (see Note 15). The results of operations and financial position of these VIEs are included along with corresponding minority interest liabilities in the accompanying consolidated financial statements.

VIE net assets were $465.7 million and $445.5 million as of December 31, 2007 and 2006, respectively. The following table summarizes the components of net assets as of December 31:

(in millions)	2007	2006
Other long-term investments	$434.1	$432.5
Short-term investments	31.9	33.7
Other assets	38.1	37.8
Other liabilities	(38.4)	(58.5)

The Company’s total loss exposure from VIEs of which the Company is the primary beneficiary was immaterial as of December 31, 2007 and 2006 (except for the impact of guarantees disclosed in Note 15).

In addition to the VIEs described above, the Company holds variable interests, in the form of limited partnerships or similar investments, in Tax Credit Funds of which the Company is not the primary beneficiary. These investments have been held by the Company for periods of 1 to 10 years and allow the Company to utilize certain tax credits and realize other tax benefits from affordable housing projects. The Company also has certain investments in other securitization transactions that qualify as VIEs, but of which the Company is not the primary beneficiary. The total exposure to loss on these VIEs was $201.3 million and $68.9 million as of December 31, 2007 and 2006, respectively.

NATIONWIDE LIFE INSURANCE COMPANY AND SUBSIDIARIES

(a wholly-owned subsidiary of Nationwide Financial Services, Inc.)

Notes to Consolidated Financial Statements, Continued

December 31, 2007, 2006 and 2005

(17)	Segment Information

Management views the Company’s business primarily based on its underlying products and uses this basis to define its four reportable segments: Individual Investments, Retirement Plans, Individual Protection, and Corporate and Other.

The primary segment profitability measure that management uses is pre-tax operating earnings, which is calculated by adjusting income from continuing operations before federal income taxes to exclude (1) net realized investment gains and losses, except for periodic net amounts paid or received on interest rate swaps that do not qualify for hedge accounting treatment and net realized gains and losses related to securitizations and (2) the adjustment to amortization of DAC related to net realized investment gains and losses.

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

Retirement Plans

The Retirement Plans segment is comprised of the Company’s private and public sector retirement plans business. The private sector primarily includes IRC Section 401 business, and the public sector primarily includes IRC Section 457 and Section 401(a) business, both in the form of full-service arrangements that provide plan administration and fixed and variable group annuities as well as administration-only business.

Individual Protection

The Individual Protection segment consists of investment life insurance products, including individual variable, COLI and BOLI products; traditional life insurance products; and universal life insurance products. Life insurance products provide a death benefit and generally allow the customer to build cash value on a tax-advantaged basis.

Corporate and Other

The Corporate and Other segment includes the MTN program; structured products business; and other revenues and expenses not allocated to other segments.

NATIONWIDE LIFE INSURANCE COMPANY AND SUBSIDIARIES

(a wholly-owned subsidiary of Nationwide Financial Services, Inc.)

Notes to Consolidated Financial Statements, Continued

December 31, 2007, 2006 and 2005

The following tables summarize the Company’s business segment operating results for the years ended December 31:

(in millions)	Individual Investments	Retirement Plans	Individual Protection	Corporate and Other	Total
2007
Revenues:
Policy charges	$656.9	$139.5	$411.9	$—	$1,208.3
Premiums	133.1	—	158.6	—	291.7
Net investment income	609.1	639.4	330.2	397.1	1,975.8
Non-operating net realized investment losses[1]	—	—	—	(156.0)	(156.0)
Other income	3.1	—	—	(5.8)	(2.7)

Total revenues	1,402.2	778.9	900.7	235.3	3,317.1

Benefits and expenses:
Interest credited to policyholder accounts	419.7	433.7	178.0	231.2	1,262.6
Benefits and claims	234.2	—	245.1	—	479.3
Policyholder dividends	—	—	24.5	—	24.5
Amortization of DAC	287.1	26.7	80.2	(25.5)	368.5
Interest expense	—	—	—	70.0	70.0
Other operating expenses	191.6	173.6	147.1	17.2	529.5

Total benefits and expenses	1,132.6	634.0	674.9	292.9	2,734.4

Income (loss) from continuing operations before federal income tax expense	269.6	144.9	225.8	(57.6)	$582.7

Less: non-operating net realized investment losses[1]	—	—	—	156.0
Less: adjustment to amortization related to net realized investment gains and losses	—	—	—	(25.5)

Pre-tax operating earnings	$269.6	$144.9	$225.8	$72.9

Assets as of year end	$55,692.9	$26,912.6	$18,251.1	$8,683.4	$109,540.0

[1]	Excluding periodic net amounts paid or received on interest rate swaps that do not qualify for hedge accounting treatment and net realized gains and losses related to securitizations.

NATIONWIDE LIFE INSURANCE COMPANY AND SUBSIDIARIES

(a wholly-owned subsidiary of Nationwide Financial Services, Inc.)

Notes to Consolidated Financial Statements, Continued

December 31, 2007, 2006 and 2005

(in millions)	Individual Investments	Retirement Plans	Individual Protection	Corporate and Other	Total
2006
Revenues:
Policy charges	$581.7	$160.2	$390.7	$—	$1,132.6
Premiums	142.5	—	165.8	—	308.3
Net investment income	739.5	636.0	328.2	354.8	2,058.5
Non-operating net realized investment gains[1]	—	—	—	1.0	1.0
Other income	2.6	—	0.3	3.4	6.3

Total revenues	1,466.3	796.2	885.0	359.2	3,506.7

Benefits and expenses:
Interest credited to policyholder accounts	501.7	440.5	179.2	208.7	1,330.1
Benefits and claims	202.8	—	247.5	—	450.3
Policyholder dividends	—	—	25.6	—	25.6
Amortization of DAC	352.7	37.9	69.6	(9.9)	450.3
Interest expense	—	—	—	65.5	65.5
Other operating expenses	206.3	179.1	142.4	9.0	536.8

Total benefits and expenses	1,263.5	657.5	664.3	273.3	2,858.6

Income from continuing operations before federal income tax expense	202.8	138.7	220.7	85.9	$648.1

Less: non-operating net realized investment gains[1]	—	—	—	(1.0)
Less: adjustment to amortization related to net realized investment gains and losses	—	—	—	(9.9)

Pre-tax operating earnings	$202.8	$138.7	$220.7	$75.0

Assets as of year end	$55,404.6	$28,817.2	$16,948.8	$8,791.8	$109,962.4

[1]	Excluding periodic net amounts paid or received on interest rate swaps that do not qualify for hedge accounting treatment and net realized gains and losses related to securitizations.

NATIONWIDE LIFE INSURANCE COMPANY AND SUBSIDIARIES

(a wholly-owned subsidiary of Nationwide Financial Services, Inc.)

Notes to Consolidated Financial Statements, Continued

December 31, 2007, 2006 and 2005

(in millions)	Individual Investments	Retirement Plans	Individual Protection	Corporate and Other	Total
2005
Revenues:
Policy charges	$532.4	$145.0	$377.7	$—	$1,055.1
Premiums	96.7	—	163.3	—	260.0
Net investment income	822.4	642.9	332.8	307.1	2,105.2
Non-operating net realized investment gains[1]	—	—	—	9.5	9.5
Other income	1.3	0.2	—	1.8	3.3

Total revenues	1,452.8	788.1	873.8	318.4	3,433.1

Benefits and expenses:
Interest credited to policyholder accounts	557.7	444.8	182.4	146.1	1,331.0
Benefits and claims	149.1	—	228.4	—	377.5
Policyholder dividends	—	—	33.1	—	33.1
Amortization of DAC	329.1	47.2	89.0	1.0	466.3
Interest expense	—	—	—	66.3	66.3
Other operating expenses	193.1	181.8	148.1	15.3	538.3

Total benefits and expenses	1,229.0	673.8	681.0	228.7	2,812.5

Income from continuing operations before federal income tax expense	223.8	114.3	192.8	89.7	$620.6

Less: non-operating net realized investment gains[1]	—	—	—	(9.5)
Less: adjustment to amortization related to net realized investment gains and losses	—	—	—	1.0

Pre-tax operating earnings	$223.8	$114.3	$192.8	$81.2

Assets as of year end	$52,929.2	$29,987.2	$14,728.7	$9,313.4	$106,958.5

[1]	Excluding periodic net amounts paid or received on interest rate swaps that do not qualify for hedge accounting treatment and net realized gains and losses related to securitizations.

NATIONWIDE LIFE INSURANCE COMPANY AND SUBSIDIARIES

(a wholly-owned subsidiary of Nationwide Financial Services, Inc.)

Schedule I          Consolidated Summary of Investments – Other Than Investments in Related Parties

As of December 31, 2007 (in millions)

Column A	Column B	Column C	Column D
Type of investment	Cost	Market value	Amount at which shown in the consolidated balance sheet
Fixed maturity securities available-for-sale:
Bonds:
U.S. Treasury securities and obligations of U.S. Government corporations	$110.8	$124.7	$124.7
Agencies not backed by the full faith and credit of the U.S. Government	406.1	467.3	467.3
Obligations of states and political subdivisions	245.3	244.2	244.2
Foreign governments	40.0	42.4	42.4
Public utilities	1,345.3	1,358.8	1,358.8
All other corporate	21,873.7	21,696.0	21,696.0

Total fixed maturity securities available-for-sale	24,021.2	23,933.4	23,933.4

Equity securities available-for-sale:
Common stocks:
Banks, trusts and insurance companies	15.5	18.5	18.5
Industrial, miscellaneous and all other	2.3	1.6	1.6
Nonredeemable preferred stocks	51.8	52.8	52.8

Total equity securities available-for-sale	69.6	72.9	72.9

Mortgage loans on real estate, net	7,619.2		7,615.4	[1]
Real estate, net:
Investment properties	11.1		8.6	[2]
Acquired in satisfaction of debt	10.4		9.2	[2]

Total real estate, net	21.5		17.8

Policy loans	687.9		687.9
Other long-term investments	625.1		625.1
Short-term investments, including amounts managed by a related party	965.4		959.1	[3]

Total investments	$34,009.9		$33,911.6

[1]

Difference from Column B primarily is attributable to valuation allowances due to impairments on mortgage loans on real estate (see Note 6 to the audited consolidated financial statements), hedges and commitment hedges on mortgage loans on real estate.

[2]	Difference from Column B primarily results from adjustments for accumulated depreciation.

[3]	Difference from Column B primarily is due to unrealized gains and/or losses from securities lending.

See accompanying report of independent registered public accounting firm.

NATIONWIDE LIFE INSURANCE COMPANY AND SUBSIDIARIES

(a wholly-owned subsidiary of Nationwide Financial Services, Inc.)

Schedule III        Supplementary Insurance Information

As of December 31, 2007, 2006 and 2005 and for each of the years then ended (in millions)

Column A	Column B	Column C	Column D	Column E	Column F
Year: Segment	Deferred policy acquisition costs	Future policy benefits, losses, claims and loss expenses	Unearned premiums[1]	Other policy claims and benefits payable[1]	Premium revenue
2007
Individual Investments	$2,078.1	$10,748.6			$133.1
Retirement Plans	289.7	10,693.7			—
Individual Protection	1,542.5	5,635.9			158.6
Corporate and Other	87.1	4,920.2			—

Total	$3,997.4	$31,998.4			$291.7

2006
Individual Investments	$1,945.0	$13,004.4			$142.5
Retirement Plans	288.6	10,839.0			—
Individual Protection	1,441.0	5,574.1			165.8
Corporate and Other	83.4	4,991.9			—

Total	$3,758.0	$34,409.4			$308.3

2005
Individual Investments	$1,936.4	$14,970.9			$96.7
Retirement Plans	290.3	10,847.3			—
Individual Protection	1,328.7	5,531.9			163.3
Corporate and Other	42.5	4,591.0			—

Total	$3,597.9	$35,941.1			$260.0

Column A	Column G	Column H	Column I	Column J	Column K
Year: Segment	Net investment income[2]	Benefits, claims, losses and settlement expenses	Amortization of deferred policy acquisition costs	Other operating expenses[2]	Premiums written
2007
Individual Investments	$609.1	$653.9	$287.1	191.6
Retirement Plans	639.4	433.7	26.7	173.6
Individual Protection	330.2	447.6	80.2	147.1
Corporate and Other	397.1	231.2	(25.5)	87.1

Total	$1,975.8	$1,766.4	$368.5	$599.4

2006
Individual Investments	$739.5	$704.5	$352.7	$206.3
Retirement Plans	636.0	440.5	37.9	179.1
Individual Protection	328.2	452.3	69.6	142.4
Corporate and Other	354.8	208.7	(9.9)	74.5

Total	$2,058.5	$1,806.0	$450.3	$602.3

2005
Individual Investments	$822.4	$706.8	$329.1	$193.1
Retirement Plans	642.9	444.8	47.2	181.8
Individual Protection	332.8	443.9	89.0	148.1
Corporate and Other	307.1	146.1	1.0	81.6

Total	$2,105.2	$1,741.6	$466.3	$604.6

[1]	Unearned premiums and other policy claims and benefits payable are included in Column C amounts.

[2]

Allocations of net investment income and certain operating expenses are based on numerous assumptions and estimates, and reported segment operating results would change if different methods were applied.

NATIONWIDE LIFE INSURANCE COMPANY AND SUBSIDIARIES

(a wholly-owned subsidiary of Nationwide Financial Services, Inc.)

Schedule IV         Reinsurance

As of December 31, 2007, 2006 and 2005 and for each of the years then ended (dollars in millions)

Column A	Column B	Column C	Column D	Column E	Column F
	Gross amount	Ceded to other companies	Assumed from other companies	Net amount	Percentage of amount assumed to net
2007
Life insurance in force	$156,899.3	$58,529.0	$4.4	$98,374.7	0.0%

Premiums:
Life insurance [1]	$364.2	$72.7	$0.2	$291.7	0.0%
Accident and health insurance	289.2	316.8	27.6	—	NM

Total	$653.4	$389.5	$27.8	$291.7	9.5%

2006
Life insurance in force	$151,109.9	$58,189.8	$7.9	$92,928.0	0.0%

Premiums:
Life insurance [1]	$336.4	$28.4	$0.3	$308.3	0.1%
Accident and health insurance	388.9	417.4	28.5	—	N/A

Total	$725.3	$445.8	$28.8	$308.3	9.3%

2005
Life insurance in force	$142,308.1	$52,339.1	$10.6	$89,979.6	0.0%

Premiums:
Life insurance [1]	$311.5	$51.8	$0.3	$260.0	0.1%
Accident and health insurance	415.2	445.1	29.9	—	N/A

Total	$726.7	$496.9	$30.2	$260.0	11.6%

[1]	Primarily represents premiums from traditional life insurance and life-contingent immediate annuities and excludes deposits on investment and universal life insurance products.

NATIONWIDE LIFE INSURANCE COMPANY AND SUBSIDIARIES

(a wholly-owned subsidiary of Nationwide Financial Services, Inc.)

Schedule V        Valuation and Qualifying Accounts

Years ended December 31, 2007, 2006 and 2005 (in millions)

Column A	Column B	Column C		Column D	Column E
Description	Balance at beginning of period	Charged (credited) to costs and expenses	Charged to other accounts	Deductions[1]	Balance at end of period
2007
Valuation allowances - mortgage loans on real estate	$34.3	$1.1	$—	$12.3	$23.1

2006
Valuation allowances - mortgage loans on real estate	$31.1	$6.0	$—	$2.8	$34.3

2005
Valuation allowances - mortgage loans on real estate	$33.3	$1.6	$—	$3.8	$31.1

[1]	Amounts represent transfers to real estate owned and recoveries.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NATIONWIDE LIFE INSURANCE COMPANY (Registrant)

Date: February 29, 2008	By	/s/ W.G. Jurgensen
W.G. Jurgensen, Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Arden L. Shisler	February 20, 2008	/s/ W.G. Jurgensen	February 29, 2008

Arden L. Shisler, Chairman of the Board	Date	W.G. Jurgensen, Chief Executive Officer and Director	Date

/s/ Joseph A. Alutto	February 20, 2008	/s/ James G. Brocksmith, Jr.	February 20, 2008

Joseph A. Alutto, Director	Date	James G. Brocksmith, Jr., Director	Date

/s/ Keith W. Eckel	February 20, 2008	/s/ Lydia M. Marshall	February 20, 2008

Keith W. Eckel, Director	Date	Lydia M. Marshall, Director	Date

/s/ Donald L. McWhorter	February 20, 2008	/s/ David O. Miller	February 20, 2008

Donald L. McWhorter, Director	Date	David O. Miller, Director	Date

/s/ Martha Miller de Lombera	February 20, 2008	/s/ James F. Patterson	February 20, 2008

Martha Miller de Lombera, Director	Date	James F. Patterson, Director	Date

/s/ Gerald D. Prothro	February 20, 2008	/s/ Alex Shumate	February 20, 2008

Gerald D. Prothro, Director	Date	Alex Shumate, Director	Date

/s/ Mark R. Thresher	February 29, 2008	/s/ Timothy G. Frommeyer	February 29, 2008

Mark R. Thresher, President and Chief Operating Officer	Date	Timothy G. Frommeyer, Senior Vice President – Chief Financial Officer	Date

Exhibit Index

Exhibit
3.1

Amended Articles of Incorporation of Nationwide Life Insurance Company, dated February 3, 2000 (previously filed as Exhibit 3.1 to Form 10-K, Commission File Number 2-64559, filed March 24, 2003, and incorporated herein by reference)

3.2

Amended and Restated Code of Regulations of Nationwide Life Insurance Company (previously filed as Exhibit 3.2 to Form 10-K, Commission File Number 2-64559, filed March 1, 2007, and incorporated herein by reference)

10.1

Tax Sharing Agreement effective as of January 1, 2008 among Nationwide Financial Services, Inc. and any company that in the future becomes a subsidiary of Nationwide Financial Services, Inc. if eligible under the Internal Revenue Code (previously filed as Exhibit 99.1 to Form 8-K, Commission File Number 1-12785, filed January 29, 2008, and incorporated herein by reference)

10.2

Form of Tax Sharing Agreement dated as of October 1, 2002 among Nationwide Life Insurance Company and any corporation that may hereafter be a subsidiary of Nationwide Life Insurance Company (previously filed as Exhibit 10.4 to Form 10-K, Commission File Number 1-12785, filed March 11, 2004, and incorporated herein by reference)

10.3

Form of Amended and Restated Cost Sharing Agreement among parties named therein (previously filed as Exhibit 10.3 to Form 10-K, Commission File Number 1-12785, filed March 14, 2003, and incorporated herein by reference)

10.4

Amended and Restated Five-Year Credit Agreement, dated December 31, 2007, among Nationwide Financial Services, Inc., Nationwide Life Insurance Company, Nationwide Mutual Insurance Company, the banks party thereto and Wachovia Bank, National Association, as syndication agent, and Citicorp USA, Inc. as agent (previously filed as Exhibit 10.7 to Form 10-K, Commission File Number 1-12785, filed February 29, 2007, and incorporated herein by reference)

10.5

Form of Lease Agreement between Nationwide Mutual Insurance Company, Nationwide Life Insurance Company, Nationwide Life and Annuity Insurance Company and Nationwide Financial Services, Inc. (previously filed as Exhibit 10.7 to Form S-1/A, Registration Number 333-18531, filed February 25, 1997, and incorporated herein by reference)

10.6*

General Description of Nationwide Performance Incentive Plan (previously filed as Exhibit 10.9 to Form 10-K, Commission File Number 333-18527, filed March 29, 2001, and incorporated herein by reference)

10.7*

Form of Amended and Restated Nationwide Office of Investments Incentive Plan dated as of October 7, 2003 (previously filed as Exhibit 10.13 to Form 10-K, Commission File Number 1-12785, filed March 1, 2005, and incorporated herein by reference)

10.8*

Nationwide Excess Benefit Plan effective as of January 1, 2000 (previously filed as Exhibit 10.14 to Form 10-K, Commission File Number 1-12785, filed March 1, 2005, and incorporated herein by reference)

10.9*

Nationwide Supplemental Retirement Plan As Amended and Restated effective January 1, 2000 (previously filed as Exhibit 10.1 to Form 10-K, Commission File Number 1-12785, filed March 1, 2005, and incorporated herein by reference)

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

10.17*	Summary of terms of employment of Timothy G. Frommeyer (previously filed as Exhibit 10.2 to Form 10-Q, Commission File Number 1-12785, filed November 3, 2005, and incorporated herein by reference)

10.18

Form of Employee Leasing Agreement, dated July 1, 2000, between Nationwide Mutual Insurance Company and Nationwide Financial Services, Inc. (previously filed as Exhibit 10.35 to Form 10-Q, Commission File Number 1-12785, filed May 11, 2001, and incorporated herein by reference)

10.19

Form of Surplus Note, dated December 17, 2001, between Nationwide Financial Services, Inc. and Nationwide Life Insurance Company (previously filed as Exhibit 10.32 to Form 10-K, Commission File Number 2-64559, filed March 23, 2003, and incorporated herein by reference)

10.20

Form of Surplus Note, dated June 26, 2002, between Nationwide Financial Services, Inc. and Nationwide Life Insurance Company (previously filed as Exhibit 10.33 to Form 10-K, Commission File Number 2-64559, filed March 23, 2003, and incorporated herein by reference)

10.21

Form of Surplus Note, dated December 23, 2003, between Nationwide Financial Services, Inc. and Nationwide Life Insurance Company (previously filed as Exhibit 10.34 to Form 10-K, Commission File Number 2-64559, filed March 11, 2004, and incorporated herein by reference)

10.22*

Employment Offer Letter Agreement between Nationwide Financial Services, Inc. and Gail Snyder dated November 28, 2005 (previously filed as Exhibit 10.49 to Form 10-K, Commission File Number 1-12785, filed March 1, 2006, and incorporated herein by reference)

10.23*	Offer Letter for Anne L. Arvia, dated June 30, 2006 (previously filed as Exhibit 10.2 to Form 10-Q, Commission File Number 1-12785, filed August 3, 2006, and incorporated herein by reference)

10.24*	Offer Letter for William Jackson, dated August 21, 2006 (previously filed as Exhibit 10.1 to Form 10-Q, Commission File Number 1-12785, filed November 3, 2006, and incorporated herein by reference)

10.25*	Offer Letter for James Lyski, dated August 30, 2006 (previously filed as Exhibit 10.2 to Form 10-Q, Commission File Number 1-12785, filed November 3, 2006, and incorporated herein by reference)

10.26*

Executive Severance Agreement, dated January 1, 2008, between Nationwide Mutual Insurance Company and Larry Hilsheimer (previously filed as Exhibit 10.49 to Form 10-K, Commission File Number 1-12785, filed February 29, 2008, and incorporated herein by reference)

10.27*

Executive Severance Agreement, dated January 1, 2008, between Nationwide Mutual Insurance Company and Terri L. Hill (previously filed as Exhibit 10.50 to Form 10-K, Commission File Number 1-12785, filed February 29, 2008, and incorporated herein by reference)

10.28*

Executive Severance Agreement, dated January 1, 2008, between Nationwide Mutual Insurance Company and James Lyski (previously filed as Exhibit 10.51 to Form 10-K, Commission File Number 1-12785, filed February 29, 2008, and incorporated herein by reference)

10.29*

Executive Severance Agreement, dated January 1, 2008, between Nationwide Mutual Insurance Company and Michael C. Keller (previously filed as Exhibit 10.52 to Form 10-K, Commission File Number 1-12785, filed February 29, 2008, and incorporated herein by reference)

10.30*

Executive Severance Agreement, dated January 1, 2008, between Nationwide Mutual Insurance Company and Patricia R. Hatler (previously filed as Exhibit 10.53 to Form 10-K, Commission File Number 1-12785, filed February 29, 2008, and incorporated herein by reference)

10.31*

Executive Severance Agreement, dated January 1, 2008, between Nationwide Financial Services, Inc. and Mark R. Thresher (previously filed as Exhibit 99.1 to Form 8-K, Commission File Number 1-12785, filed February 19, 2008, and incorporated herein by reference)

10.32*

Executive Severance Agreement, dated January 1, 2008, between Nationwide Mutual Insurance Company and Stephen S. Rasmussen (previously filed as Exhibit 10.55 to Form 10-K, Commission File Number 1-12785, filed February 29, 2008, and incorporated herein by reference)

10.33*

Executive Severance Agreement, dated January 1, 2008, between Nationwide Mutual Insurance Company and W.G. Jurgensen (previously filed as Exhibit 99.2 to Form 8-K, Commission File Number 1-12785, filed February 19, 2008, and incorporated herein by reference)

10.34*

First Amendment to the Nationwide Individual Deferred Compensation Plan, as amended and restated, effective as of January 1, 2005 (previously filed as Exhibit 10.58 to Form 10-K, Commission File Number 1-12785, filed February 29, 2008, and incorporated herein by reference)

10.35*

Second Amendment to the Nationwide Individual Deferred Compensation Plan, as amended and restated, effective as of January 1, 2005 (previously filed as Exhibit 10.59 to Form 10-K, Commission File Number 1-12785, filed February 29, 2008, and incorporated herein by reference)

10.36*

Third Amendment to the Nationwide Individual Deferred Compensation Plan, as amended and restated (now known as the Nationwide Officer Deferred Compensation Plan), effective as of January 1, 2005 (previously filed as Exhibit 10.60 to Form 10-K, Commission File Number 1-12785, filed February 29, 2008, and incorporated herein by reference)

18.1

Letter regarding change in accounting principle from KPMG LLP related to annual goodwill impairment testing (previously filed as Exhibit 18 to Form 10-Q, Commission File Number 1-12785, filed November 12, 2003, and incorporated herein by reference)

18.2

Letter regarding change in accounting principle from KPMG LLP related to accrued legal expenses (previously filed as Exhibit 18.1 to Form 10-Q, Commission File Number 1-12785, filed August 2, 2007, and incorporated herein by reference)

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