Form 10-Q
period 2008-03-31
NATIONWIDE LIFE INSURANCE CO
filed 2008-05-08
CIK 205695

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2008

or

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

Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐		Accelerated filer ☐

Non-accelerated filer ☒	(Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes  ☐    No  ☒

No established published trading market exists for the registrant’s common stock, par value $1.00 per share. As of May 2, 2008, 3,814,779 shares of the registrant’s common stock were outstanding, all of which are held by Nationwide Financial Services, Inc.

The Registrant meets the conditions set forth in General Instruction H(1)(a) and (b) of Form 10-Q and is therefore filing this Form in the reduced disclosure format.

NATIONWIDE LIFE INSURANCE COMPANY AND SUBSIDIARIES

FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2008

PART I – FINANCIAL INFORMATION

ITEM 1 CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NATIONWIDE LIFE INSURANCE COMPANY AND SUBSIDIARIES

(a wholly-owned subsidiary of Nationwide Financial Services, Inc.)

Condensed Consolidated Statements of Income

(Unaudited)

(in millions)

	Three months ended March 31,
	2008	2007
Revenues:
Policy charges	$300.9	$290.7
Premiums	75.5	73.0
Net investment income	449.7	514.3
Net realized investment losses	(195.3)	(11.1)
Other income	0.8	—

Total revenues	631.6	866.9

Benefits and expenses:
Interest credited to policyholder accounts	293.6	322.5
Benefits and claims	127.0	103.3
Policyholder dividends	8.3	5.9
Amortization of deferred policy acquisition costs	61.6	129.7
Interest expense, primarily with Nationwide Financial Services, Inc. (NFS)	16.6	15.1
Other operating expenses	126.7	128.0

Total benefits and expenses	633.8	704.5

(Loss) income from continuing operations before federal income tax (benefit) expense	(2.2)	162.4
Federal income tax (benefit) expense	(17.7)	32.1

Income from continuing operations	15.5	130.3
Cumulative effect of adoption of accounting principle, net of taxes	—	(6.0)

Net income	$15.5	$124.3

See accompanying notes to condensed consolidated financial statements.

NATIONWIDE LIFE INSURANCE COMPANY AND SUBSIDIARIES

(a wholly-owned subsidiary of Nationwide Financial Services, Inc.)

Condensed Consolidated Balance Sheets

(in millions, except per share amounts)

	March 31, 2008	December 31, 2007
	(Unaudited)
Assets
Investments:
Securities available-for-sale, at fair value:
Fixed maturity securities (cost $23,795.7 and $24,021.2)	$23,353.8	$23,933.4
Equity securities (cost $83.4 and $69.6)	80.7	72.9
Mortgage loans on real estate, net	7,462.4	7,615.4
Short-term investments, including amounts managed by a related party	1,148.6	959.1
Other investments	1,339.4	1,330.8

Total investments	33,384.9	33,911.6
Cash	1.2	1.3
Accrued investment income	363.4	314.3
Deferred policy acquisition costs	4,168.6	3,997.4
Other assets	1,758.0	1,638.9
Separate account assets	63,431.8	69,676.5

Total assets	$103,107.9	109,540.0

Liabilities and Shareholder’s Equity
Liabilities:
Future policy benefits and claims	$32,122.9	$31,998.4
Short-term debt	249.6	285.3
Long-term debt, payable to NFS	700.0	700.0
Other liabilities	2,866.1	2,642.6
Separate account liabilities	63,431.8	69,676.5

Total liabilities	99,370.4	105,302.8

Shareholder’s equity:
Common stock, $1 par value; authorized - 5.0 shares; issued and outstanding - 3.8 shares	3.8	3.8
Additional paid-in capital	274.4	274.4
Retained earnings	3,818.5	4,049.5
Accumulated other comprehensive loss	(359.2)	(90.5)

Total shareholder’s equity	3,737.5	4,237.2

Total liabilities and shareholder’s equity	$103,107.9	$109,540.0

See accompanying notes to condensed consolidated financial statements.

NATIONWIDE LIFE INSURANCE COMPANY AND SUBSIDIARIES

(a wholly-owned subsidiary of Nationwide Financial Services, Inc.)

Condensed Consolidated Statements of Changes in Shareholder’s Equity

Three Months Ended March 31, 2008 and 2007

(Unaudited)

(in millions)

	Common stock	Additional paid-in capital	Retained earnings	Accumulated other comprehensive income (loss)	Total shareholder’s equity
Balance as of December 31, 2006	$3.8	$274.4	$4,138.8	$28.7	$4,445.7

Dividends to NFS	—	—	(475.0)	—	(475.0)

Comprehensive income:
Net income	—	—	124.3	—	124.3
Other comprehensive income, net of taxes	—	—	—	42.6	42.6

Total comprehensive income					166.9

Balance as of March 31, 2007	$3.8	$274.4	$3,788.1	$71.3	$4,137.6

Balance as of December 31, 2007	$3.8	$274.4	$4,049.5	$(90.5)	$4,237.2

Dividends to NFS	—	—	(246.5)	—	(246.5)

Comprehensive loss:
Net income	—	—	15.5	—	15.5
Other comprehensive loss, net of taxes	—	—	—	(268.7)	(268.7)

Total comprehensive loss					(253.2)

Balance as of March 31, 2008	$3.8	$274.4	$3,818.5	$(359.2)	$3,737.5

See accompanying notes to condensed consolidated financial statements.

NATIONWIDE LIFE INSURANCE COMPANY AND SUBSIDIARIES

(a wholly-owned subsidiary of Nationwide Financial Services, Inc.)

Condensed Consolidated Statements of Cash Flows

(Unaudited)

(in millions)

	Three months ended March 31,
	2008	2007
Cash flows from operating activities:
Net income	$15.5	$124.3
Adjustments to reconcile net income to net cash provided by operating activities:
Net realized investment losses	195.3	11.1
Interest credited to policyholder accounts	293.6	322.5
Capitalization of deferred policy acquisition costs	(149.6)	(140.0)
Amortization of deferred policy acquisition costs	61.6	129.7
Amortization and depreciation	3.1	10.9
(Increase) decrease in other assets	(245.8)	247.6
Increase in policy and other liabilities	172.3	275.5
Other, net	5.1	9.3

Net cash provided by operating activities	351.1	990.9

Cash flows from investing activities:
Proceeds from maturity of securities available-for-sale	1,002.5	1,126.5
Proceeds from sale of securities available-for-sale	420.5	1,563.2
Proceeds from repayments or sales of mortgage loans on real estate	209.8	558.2
Cost of securities available-for-sale acquired	(1,286.4)	(2,729.2)
Cost of mortgage loans on real estate originated or acquired	(52.2)	(350.6)
Net increase in short-term investments	(194.9)	(81.5)
Collateral (paid) received – securities lending, net	(13.2)	99.6
Other, net	(68.4)	(16.3)

Net cash provided by investing activities	17.7	169.9

Cash flows from financing activities:
Net (decrease) increase in short-term debt	(35.7)	71.4
Cash dividends paid to NFS	—	(232.5)
Investment and universal life insurance product deposits	474.4	848.1
Investment and universal life insurance product withdrawals	(807.6)	(1,846.9)

Net cash used in financing activities	(368.9)	(1,159.9)

Net (decrease) increase in cash	(0.1)	0.9
Cash, beginning of period	1.3	0.5

Cash, end of period	$1.2	$1.4

See accompanying notes to condensed consolidated financial statements.

NATIONWIDE LIFE INSURANCE COMPANY AND SUBSIDIARIES

(a wholly-owned subsidiary of Nationwide Financial Services, Inc.)

Notes to Condensed Consolidated Financial Statements (Unaudited)

March 31, 2008 and 2007

(1)	Basis of Presentation

The accompanying condensed consolidated financial statements of Nationwide Life Insurance Company and subsidiaries (NLIC, or collectively, the Company) have been prepared in accordance with U.S. generally accepted accounting principles (GAAP) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all information and footnotes required by GAAP for complete financial statements. The financial information included herein reflects all adjustments (all of which are normal and recurring in nature) which are, in the opinion of management, necessary for a fair presentation of financial position and results of operations. Operating results for all periods presented are not necessarily indicative of the results that may be expected for the full year. All significant intercompany balances and transactions have been eliminated. The accompanying condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and related notes for the year ended December 31, 2007 included in the Company’s 2007 Annual Report on Form 10-K.

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

(2)	Summary of Significant Accounting Policies

A complete summary of the Company’s significant accounting policies is included in Note 2 to the audited consolidated financial statements included in the Company’s 2007 Annual Report on Form 10-K. There have been no material changes to these policies since December 31, 2007 except as noted below.

Change in Accounting Principle

Historically, the Company accrued for legal costs associated with litigation defense and regulatory investigations by estimating the ultimate costs of such activity. Beginning April 1, 2007, the Company’s accrual for such legal expenses includes only the amount for services that have been provided but not yet paid. The Company believes the newly adopted accounting principle is preferable because it more accurately reflects expenses in the periods in which they are incurred. The Company continues to estimate and accrue the ultimate amounts it expects to pay for litigation and regulatory investigation loss contingencies. The Company has presented its condensed consolidated financial statements and accompanying notes as applicable for the three months ended March 31, 2007 to retroactively apply the adoption of the change in accounting principle. The impact of the change in accounting principle described above for the three months ended March 31, 2007 was a $2.0 million increase in other operating expenses and a $1.3 million decrease in net income. The cumulative effect of the change on retained earnings as of January 1, 2007 was a $7.9 million increase.

NATIONWIDE LIFE INSURANCE COMPANY AND SUBSIDIARIES

(a wholly-owned subsidiary of Nationwide Financial Services, Inc.)

Notes to Condensed Consolidated Financial Statements (Unaudited), Continued

March 31, 2008 and 2007

(3)	Recently Issued Accounting Standards

In March 2008, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 161, Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133 (SFAS 161). SFAS 161 amends and expands the disclosure requirements of SFAS 133 with the intent to provide users of financial statements with an enhanced understanding of how and why an entity uses derivative instruments, how derivative instruments and related hedged items are accounted for under SFAS 133 and its related interpretations, and how derivative instruments and related hedged items affect an entity’s financial position, financial performance and cash flows. SFAS 161 requires qualitative disclosures about objectives and strategies for using derivatives, quantitative disclosures about derivative instrument fair values and related gains and losses, and disclosures about credit-risk-related contingent features in derivative agreements. SFAS 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. The Company currently is evaluating the new disclosures required under SFAS 161.

In February 2008, the FASB issued FASB Staff Position (FSP) FAS 157-2, Effective Date of FASB Statement No. 157 (FSP FAS 157-2). This FSP delays the effective date of SFAS 157 for nonfinancial assets and liabilities until fiscal years beginning after November 15, 2008. FSP FAS 157-2 applies to nonfinancial assets and liabilities, except for items that are recognized or disclosed at fair value in the Company’s financial statements on a recurring basis (at least annually), and is effective upon issuance. As a result of the issuance of FSP FAS 157-2, the Company did not apply the provisions of SFAS 157 to the nonfinancial assets and liabilities within the scope of FSP FAS 157-2.

In April 2007, the FASB issued FSP FIN 39-1, An Amendment of FASB Interpretation No. 39 (FSP FIN 39-1). FSP FIN 39-1 addresses whether a reporting entity that is party to a master netting arrangement can offset fair value amounts recognized for the right to reclaim cash collateral (a receivable) or the obligation to return cash collateral (a payable) against fair value amounts recognized for derivative instruments that have been offset under the same master netting arrangement in accordance with paragraph 10 of Interpretation 39. FSP FIN 39-1 is effective for fiscal years beginning after November 15, 2007, with early application permitted. The Company adopted FSP FIN 39-1 effective January 1, 2008. The Company made the decision not to offset the fair value of cash collateral received with the obligation to return the collateral. The adoption of FSP FIN 39-1 did not impact the Company’s financial position or results of operations.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities, Including an amendment of FASB Statement No. 115 (SFAS 159). SFAS 159 permits entities to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. SFAS 159 is expected to expand the use of fair value measurement, which is consistent with the FASB’s long-term measurement objectives for accounting for financial instruments. SFAS 159 also establishes presentation and disclosure requirements designed to facilitate comparisons between entities that choose different measurement attributes for similar types of assets and liabilities. SFAS 159 does not affect any existing accounting literature that requires certain assets and liabilities to be carried at fair value. In addition, SFAS 159 does not establish requirements for recognizing and measuring dividend income, interest income or interest expense, nor does it eliminate disclosure requirements included in other accounting standards, including requirements for disclosures about fair value measurements included in SFAS No. 157, Fair Value Measurements (SFAS 157), and SFAS No. 107, Disclosures about Fair Value of Financial Instruments. SFAS 159 is effective as of the beginning of an entity’s first fiscal year beginning after November 15, 2007. The Company adopted SFAS 159 for commercial mortgage loans held for sale effective January 1, 2008, which did not have a material impact on the Company’s financial position or results of operations. See Note 4 for disclosures required by SFAS 159.

NATIONWIDE LIFE INSURANCE COMPANY AND SUBSIDIARIES

(a wholly-owned subsidiary of Nationwide Financial Services, Inc.)

Notes to Condensed Consolidated Financial Statements (Unaudited), Continued

March 31, 2008 and 2007

In September 2006, the FASB issued SFAS 157. SFAS 157 provides enhanced guidance for using fair value to measure assets and liabilities and requires new disclosures about fair value measurements. SFAS 157 also provides guidance regarding the extent to which companies measure assets and liabilities at fair value, the information used to measure fair value, and the effect of fair value measurements on earnings. For assets and liabilities that are measured at fair value on a recurring basis in periods subsequent to initial recognition, the reporting entity shall disclose information that enables financial statement users to assess the inputs used to develop those measurements. For recurring fair value measurements using significant unobservable inputs, the reporting entity shall disclose the effect of the measurements on earnings for the period. SFAS 157 applies whenever other standards require (or permit) assets or liabilities to be measured at fair value but does not expand the use of fair value in any new circumstances. SFAS 157 is effective for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years, with early adoption permitted. The Company adopted SFAS 157 effective January 1, 2008. The adoption of SFAS 157 did not have a material impact on the Company’s financial position or results of operations. See Note 4 for disclosures required by SFAS 157.

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

NATIONWIDE LIFE INSURANCE COMPANY AND SUBSIDIARIES

(a wholly-owned subsidiary of Nationwide Financial Services, Inc.)

Notes to Condensed Consolidated Financial Statements (Unaudited), Continued

March 31, 2008 and 2007

(4)	Fair Value Measurements

Fair Value Option

As described in Note 3, the Company adopted SFAS 159 effective January 1, 2008 and elected SFAS 159 fair value treatment for commercial mortgage loans held for sale. Accordingly, the Company now records in earnings all market fluctuations associated with this portfolio. The Company previously recorded such loans at the lower of cost or market value. Balances for these loans will be measured at fair value prospectively with unrealized gains and losses included as a component of net realized investment gains and losses.

Fair Value Hierarchy

As described in Note 3, the Company adopted SFAS 157 effective January 1, 2008. SFAS 157 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. In determining fair value, the Company uses various methods including market, income and cost approaches. The Company utilizes valuation techniques that maximize the use of observable inputs and minimize the use of unobservable inputs.

In accordance with SFAS 157, the Company categorized its financial instruments into a three level hierarchy based on the priority of the inputs to the valuation technique. The fair value hierarchy gives the highest priority to quoted prices in active markets for identical assets or liabilities (Level 1) and the lowest priority to unobservable inputs (Level 3). If the inputs used to measure fair value fall within different levels of the hierarchy, the category level is based on the lowest priority level input that is significant to the fair value measurement of the instrument in its entirety.

The Company categorizes financial assets and liabilities recorded at fair value in the condensed consolidated balance sheets as follows:

•

Level 1 – Unadjusted quoted prices accessible in active markets for identical assets or liabilities at the measurement date. The types of assets and liabilities utilizing Level 1 valuations include U.S. Treasury and agency securities, equity securities listed in active markets, investments in publicly traded mutual funds with quoted market prices, and listed derivatives.

•

Level 2 – Unadjusted quoted prices for similar assets or liabilities in active markets or inputs (other than quoted prices) that are observable or that are derived principally from or corroborated by observable market data through correlation or other means. The types of assets and liabilities utilizing Level 2 valuations generally include U.S. Government securities not backed by the full faith of the government, municipal bonds, structured notes and certain mortgage-backed securities (MBSs) and asset-backed securities (ABSs), certain corporate debt, certain private equity investments, and certain derivatives, including basis swaps and commodity total return swaps.

•

Level 3 – Prices or valuation techniques that require inputs that are both unobservable and significant to the overall fair value measurement. Inputs reflect management’s best estimate about the assumptions market participants would use at the measurement date in pricing the asset or liability. Consideration is given to the risk inherent in both the method of valuation and the valuation inputs. Generally, the types of assets and liabilities utilizing Level 3 valuations are certain MBSs and ABSs, certain corporate debt, certain private equity investments, certain mutual fund holdings, and certain derivatives, including embedded derivatives associated with living benefit contracts.

NATIONWIDE LIFE INSURANCE COMPANY AND SUBSIDIARIES

(a wholly-owned subsidiary of Nationwide Financial Services, Inc.)

Notes to Condensed Consolidated Financial Statements (Unaudited), Continued

March 31, 2008 and 2007

The following table summarizes assets and liabilities measured at fair value on a recurring basis as of March 31, 2008:

(in millions)	Level 1	Level 2	Level 3	Total
Assets[1]
Investments:
Securities available-for-sale:
Fixed maturity securities:
U.S. Treasury securities and obligations of U.S.
Government corporations and agencies	$606.5	$11.3	$—	$617.8
Obligations of states and political subdivisions	—	232.7	—	232.7
Debt securities issued by foreign governments	—	37.2	—	37.2
Corporate securities	—	12,070.0	1,523.7	13,593.7
Mortgage-backed securities	245.5	5,189.9	103.0	5,538.4
Asset-backed securities	—	2,479.9	854.1	3,334.0

Total fixed maturity securities	852.0	20,021.0	2,480.8	23,353.8
Equity securities	16.4	63.5	0.8	80.7

Total securities available-for-sale	868.4	20,084.5	2,481.6	23,434.5
Mortgage loans held for sale[2]	—	—	90.6	90.6
Short-term investments	64.7	413.4	670.5	1,148.6

Total investments	933.1	20,497.9	3,242.7	24,673.7

Cash	1.2	—	—	1.2

Derivative assets[3]	—	364.1	231.0	595.1

Separate account assets[4]	13,668.4	48,052.6	1,710.8	63,431.8

Total assets	$14,602.7	$68,914.6	$5,184.5	$88,701.8

Liabilities[1]
Future policy benefits and claims[5]	$—	$—	$(324.6)	$(324.6)
Derivative liabilities[3]	(8.8)	(358.5)	(20.2)	(387.5)

Total liabilities	$(8.8)	$(358.5)	$(344.8)	$(712.1)

[1]	The Company considered the impact of non-performance risk and its own credit spreads on the valuation of financial instruments.
[2]	Carried at fair value as elected under SFAS 159.
[3]	Comprised of interest rate swaps, cross-currency interest rate swaps, credit default swaps, other non-hedging instruments, equity option contracts and interest rate futures contracts.
[4]	Comprised of public, privately registered and non-registered mutual funds and investments in securities.
[5]

Related to embedded derivatives associated with living benefit contracts. The Company’s guaranteed minimum accumulation benefits (GMABs), guaranteed minimum withdrawal benefits (GMWBs) and hybrid GMABs/GMWBs are considered embedded derivatives under current accounting guidance, resulting in the related liabilities being separated from the host insurance product and recognized at fair value, with changes in fair value reported in earnings. This balance also includes embedded derivatives associated with fixed equity-indexed annuities (EIA) that provide for interest earnings that are linked to the performance of specified equity market indices.

NATIONWIDE LIFE INSURANCE COMPANY AND SUBSIDIARIES

(a wholly-owned subsidiary of Nationwide Financial Services, Inc.)

Notes to Condensed Consolidated Financial Statements (Unaudited), Continued

March 31, 2008 and 2007

The following table summarizes financial instruments for which the Company used significant unobservable inputs (Level 3) to determine fair value measurements for the three months ended March 31, 2008:

(in millions)	Balance as of December 31, 2007	Net investment gains (losses)		Purchases, issuances, sales and settlements	Transfers in (out) of Level 3	Balance as of March 31, 2008	Change in unrealized gains (losses) in earnings due to assets still held
		In earnings (realized and unrealized)[1]	In OCI (unrealized)[2]
Assets
Investments:
Securities available-for-sale:
Fixed maturity securities
Corporate securities	$1,429.5	$(19.5)	$(23.8)	$(49.9)	$187.4	$1,523.7	$—
Mortgage-backed securities	176.6	—	(24.7)	(1.5)	(47.4)	103.0	—
Asset-backed securities	754.4	(51.2)	(71.7)	4.5	218.1	854.1	—

Total fixed maturity securities	2,360.5	(70.7)	(120.2)	(46.9)	358.1	2,480.8	—
Equity securities	1.4	—	(0.6)	—	—	0.8	—

Total securities available-for-sale	2,361.9	(70.7)	(120.8)	(46.9)	358.1	2,481.6	—
Mortgage loans held for sale	86.1	(9.5)	—	14.0	—	90.6	(9.4)
Short-term investments	371.9	(5.2)	(0.9)	262.9	41.8	670.5	—

Total investments	2,819.9	(85.4)	(121.7)	230.0	399.9	3,242.7	(9.4)

Derivative assets	166.6	61.2	3.2	—	—	231.0	61.2
Separate account assets	2,258.3	(626.5)	—	81.0	(2.0)	1,710.8	(661.5)

Total assets	$5,244.8	$(650.7)	$(118.5)	$311.0	$397.9	$5,184.5	$(609.7)

Liabilities
Future policy benefits and claims	$(128.9)	$(193.9)	$—	$(1.8)	$—	$(324.6)	$(193.9)
Derivative liabilities	(16.3)	(3.9)	—	—	—	(20.2)	(3.9)

Total liabilities	$(145.2)	$(197.8)	$—	$(1.8)	$—	$(344.8)	$(197.8)

[1]

Includes gains and losses on sales of financial instruments, changes in market value of certain instruments and other-than-temporary impairments. The net unrealized loss on separate account assets is attributable to contractholders and, therefore, is not included in the Company’s earnings.

[2]	Includes changes in market value of certain instruments.

NATIONWIDE LIFE INSURANCE COMPANY AND SUBSIDIARIES

(a wholly-owned subsidiary of Nationwide Financial Services, Inc.)

Notes to Condensed Consolidated Financial Statements (Unaudited), Continued

March 31, 2008 and 2007

Investments

Level 3 securities available-for-sale include non-investment grade collateralized mortgage obligations, MBSs and ABSs, ABS trust preferred-residual income notes, counterparty or internally priced securities, and securities that are at or near default based on designations assigned by the National Association of Insurance Commissioners (NAIC) (see Note 5 for a discussion of NAIC Designations). Level 3 equity securities represent holdings in non-registered mutual funds with significant unobservable inputs.

Separate Account Assets

Level 3 separate account assets are comprised of non-registered mutual funds with significant unobservable and/or liquidity restrictions. The net unrealized investment loss on these non-registered mutual funds is attributable to contractholders and, therefore, is not included in the Company’s earnings.

Future Policy Benefits and Claims

These Level 3 items relate to GMAB, GMWB and EIA embedded derivatives associated with contracts with living benefit riders. Related derivatives are internally valued. The valuation of guaranteed minimum benefit embedded derivatives is based on capital market and actuarial risk assumptions, including risk margin considerations reflecting policyholder behavior. The Company uses observable inputs, such as published swap rates, in its capital market assumptions. The actuarial assumptions used, including lapse behavior and mortality rates, are based on annuity experience.

Transfers

The Company will review its fair value hierarchy classifications quarterly. Changes in observability of significant valuation inputs identified during these reviews may trigger reclassification of fair value hierarchy levels of financial assets and liabilities. These reclassifications will be reported as transfers in/out of Level 3 in the beginning of the period in which the change occurs. During the first quarter of 2008, certain corporate securities and ABSs were not actively traded due to concerns in the securities markets and resulting lack of liquidity. Since observable market prices could not be used, the Company used unobservable inputs to estimate fair value for these securities.

Fair Value on a Nonrecurring Basis

The Company did not have any assets or liabilities reported at fair value on a nonrecurring basis required to be disclosed under SFAS 157 and FSP FAS 157-2.

NATIONWIDE LIFE INSURANCE COMPANY AND SUBSIDIARIES

(a wholly-owned subsidiary of Nationwide Financial Services, Inc.)

Notes to Condensed Consolidated Financial Statements (Unaudited), Continued

March 31, 2008 and 2007

(5)	Investments

The following table summarizes the amortized cost, gross unrealized gains and losses, and estimated fair values of securities available-for-sale as of the dates indicated:

(in millions)	Amortized cost	Gross unrealized gains	Gross unrealized losses	Estimated fair value
March 31, 2008:
Fixed maturity securities:
U.S. Treasury securities and obligations of U.S. Government corporations	$89.1	$17.0	$—	$106.1
Agencies not backed by the full faith and credit of the U. S. Government	438.9	72.9	0.1	511.7
Obligations of states and political subdivisions	230.6	3.6	1.5	232.7
Debt securities issued by foreign governments	34.0	3.2	—	37.2
Corporate securities
Public	8,225.5	207.1	272.1	8,160.5
Private	5,319.6	172.9	59.3	5,433.2
Mortgage-backed securities	5,805.7	59.6	326.9	5,538.4
Asset-backed securities	3,652.3	30.3	348.6	3,334.0

Total fixed maturity securities	23,795.7	566.6	1,008.5	23,353.8
Equity securities	83.4	2.4	5.1	80.7

Total securities available-for-sale	$23,879.1	$569.0	$1,013.6	$23,434.5

December 31, 2007:
Fixed maturity securities:
U.S. Treasury securities and obligations of U.S. Government corporations	$110.8	$14.3	$0.4	$124.7
Agencies not backed by the full faith and credit of the U. S. Government	406.1	61.2	—	467.3
Obligations of states and political subdivisions	245.3	1.6	2.7	244.2
Debt securities issued by foreign governments	40.0	2.5	0.1	42.4
Corporate securities
Public	8,253.8	133.4	161.6	8,225.6
Private	5,474.2	131.7	57.6	5,548.3
Mortgage-backed securities	5,855.9	31.3	98.4	5,788.8
Asset-backed securities	3,635.1	31.2	174.2	3,492.1

Total fixed maturity securities	24,021.2	407.2	495.0	23,933.4
Equity securities	69.6	4.8	1.5	72.9

Total securities available-for-sale	$24,090.8	$412.0	$496.5	$24,006.3

The market value of the Company’s general account investments may fluctuate significantly in response to changes in interest rates, investment quality ratings and credit spreads. While the Company has the ability and intent to hold available-for-sale securities in unrealized loss positions that are not other-than-temporarily impaired until recovery, it may be likely to experience realized investment losses to the extent its liquidity needs require the disposition of general account fixed maturity securities in unfavorable interest rate, liquidity or credit spread environments.

NATIONWIDE LIFE INSURANCE COMPANY AND SUBSIDIARIES

(a wholly-owned subsidiary of Nationwide Financial Services, Inc.)

Notes to Condensed Consolidated Financial Statements (Unaudited), Continued

March 31, 2008 and 2007

The table below summarizes the amortized cost and estimated fair value of fixed maturity securities available-for-sale, by maturity, as of March 31, 2008. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

(in millions)	Amortized cost	Estimated fair value
Fixed maturity securities available-for-sale:
Due in one year or less	$945.0	$951.4
Due after one year through five years	6,180.0	6,322.2
Due after five years through ten years	3,856.5	3,889.6
Due after ten years	3,356.2	3,318.2

Subtotal	14,337.7	14,481.4
Mortgage-backed securities	5,805.7	5,538.4
Asset-backed securities	3,652.3	3,334.0

Total	$23,795.7	$23,353.8

The following table presents the components of net unrealized losses on securities available-for-sale as of the dates indicated:

(in millions)	March 31, 2008	December 31, 2007
Net unrealized losses before adjustments and taxes	$(506.3)	$(84.5)
Adjustment to deferred policy acquisition costs	172.1	87.1
Adjustment to future policy benefits and claims	(109.6)	(77.7)
Deferred federal income tax benefit	155.3	26.1

Net unrealized losses	$(288.5)	$(49.0)

The following table presents an analysis of the net increase in net unrealized (losses) gains on securities available-for-sale before adjustments and taxes for the periods indicated:

	Three months ended March 31,
(in millions)	2008	2007
Fixed maturity securities	$(354.1)	$92.3
Equity securities	(6.0)	—

Net increase	$(360.1)	$92.3

The net increase in net unrealized losses for the three months ended March 31, 2008 includes a $61.7 million gain related to the change in fair value of fixed maturity securities which are designated in fair value hedging relationships.

NATIONWIDE LIFE INSURANCE COMPANY AND SUBSIDIARIES

(a wholly-owned subsidiary of Nationwide Financial Services, Inc.)

Notes to Condensed Consolidated Financial Statements (Unaudited), Continued

March 31, 2008 and 2007

For securities available-for-sale as of the dates indicated, the following table summarizes the Company’s gross unrealized losses based on the amount of time each type of security has been in an unrealized loss position:

	Less than or equal to one year		More than one year		Total
(in millions)	Estimated fair value	Gross unrealized losses	Estimated fair value	Gross unrealized losses	Estimated fair value	Gross unrealized losses
March 31, 2008:
Fixed maturity securities:
U.S. Treasury securities and obligations of U.S. Government corporations	$10.1	$—	$—	$—	$10.1	$—
Agencies not backed by the full faith and credit of the U.S. Government	11.3	0.1	—	—	11.3	0.1
Obligations of states and political subdivisions	15.2	0.1	32.5	1.4	47.7	1.5
Corporate securities
Public	2,447.2	195.7	1,186.2	76.4	3,633.4	272.1
Private	598.2	35.2	1,130.0	24.1	1,728.2	59.3
Mortgage-backed securities	1,681.5	176.6	1,494.6	150.3	3,176.1	326.9
Asset-backed securities	1,643.1	249.0	984.2	99.6	2,627.3	348.6

Total fixed maturity securities	6,406.6	656.7	4,827.5	351.8	11,234.1	1,008.5
Equity securities	66.5	5.1	0.1	—	66.6	5.1

Total	$6,473.1	$661.8	$4,827.6	$351.8	$11,300.7	$1,013.6

% of total gross unrealized losses		65%		35%

December 31, 2007:
Fixed maturity securities:
U.S. Treasury securities and obligations of U.S. Government corporations	$16.4	$0.4	$2.6	$—	$19.0	$0.4
Agencies not backed by the full faith and credit of the U.S. Government	—	—	13.9	—	13.9	—
Obligations of states and political subdivisions	15.4	0.1	149.6	2.6	165.0	2.7
Debt securities issued by foreign governments	11.5	0.1	—	—	11.5	0.1
Corporate securities
Public	2,354.0	95.2	1,966.8	66.4	4,320.8	161.6
Private	680.6	17.1	1,814.7	40.5	2,495.3	57.6
Mortgage-backed securities	1,227.8	23.7	2,466.4	74.7	3,694.2	98.4
Asset-backed securities	1,453.8	127.1	1,078.1	47.1	2,531.9	174.2

Total fixed maturity securities	5,759.5	263.7	7,492.1	231.3	13,251.6	495.0
Equity securities	17.1	1.5	0.1	—	17.2	1.5

Total	$5,776.6	$265.2	$7,492.2	$231.3	$13,268.8	$496.5

% of total gross unrealized losses		53%		47%

NATIONWIDE LIFE INSURANCE COMPANY AND SUBSIDIARIES

(a wholly-owned subsidiary of Nationwide Financial Services, Inc.)

Notes to Condensed Consolidated Financial Statements (Unaudited), Continued

March 31, 2008 and 2007

The Company has assets that have been in an unrealized loss position for more than one year that are not other-than-temporarily impaired. The Company reviews each asset in an unrealized loss position and evaluates whether or not the loss is other-than-temporary. This evaluation considers several factors, including the extent of the unrealized loss, the rating of the affected security, the Company’s ability and intent to hold the security until recovery, and economic conditions that could affect the creditworthiness of the issuer. As of March 31, 2008, assets that have been in an unrealized loss position for more than one year totaled $351.8 million, or 35% of the Company’s total unrealized losses. Of this total, $328.1 million, or 93%, were classified as investment grade securities, as defined by the NAIC.

As noted in the preceding table, the majority of the increases in the Company’s unrealized losses from December 31, 2007 to March 31, 2008 were attributable to corporate securities, MBSs and ABSs. These increased loss positions primarily were driven by the combined impact of volatility in investment quality ratings and credit spreads, illiquid markets, and interest rate movements.

As of March 31, 2008, $212.7 million (64%) of the Company’s unrealized losses on corporate securities relate to corporate securities classified as investment grade, as defined by the NAIC. Of those losses, $133.8 million (63%) relate to corporate securities that have been in an unrealized loss position for less than one year, with 34% of those investments having ratios of estimated fair value to amortized cost of at least 90%. Of the Company’s corporate securities in unrealized loss positions classified as non-investment grade, 82% have been in an unrealized loss position for less than one year.

As of March 31, 2008, $326.9 million (100%) of the Company’s unrealized losses on MBSs relate to MBSs classified as investment grade, as defined by the NAIC. Of those losses, $176.5 million (54%) relate to MBSs that have been in an unrealized loss position for less than one year. Of the Company’s investment grade MBSs in unrealized loss positions that have been so for more than one year, 20% have ratios of estimated fair value to amortized cost of at least 90%.

As of March 31, 2008, $333.9 million (96%) of the Company’s unrealized losses on ABSs relate to ABSs classified as investment grade, as defined by the NAIC. Of those losses, $236.4 million (71%) relate to ABSs that have been in an unrealized loss position for less than one year. Of the Company’s ABSs in unrealized loss positions classified as non-investment grade, 86% have been in an unrealized loss position for less than one year.

For fixed maturity securities available-for-sale, the following tables summarize as of the dates indicated the Company’s gross unrealized loss position categorized as investment grade vs. non-investment grade, as defined by the NAIC, in an unrealized loss position for the period of time indicated, and based on the ratio of estimated fair value to amortized cost (in millions):

	Period of time for which unrealized loss has existed as of March 31, 2008
	Investment Grade			Non-Investment Grade			Total
Ratio of estimated fair value to amortized cost	Less than or equal to one year	More than one year	Total	Less than or equal to one year	More than one year	Total	Less than or equal to one year	More than one year	Total
99.9% - 95.0%	$66.2	$50.8	$117.0	$6.5	$3.6	$10.1	$72.7	$54.4	$127.1
94.9% - 90.0%	68.3	58.6	126.9	26.4	4.3	30.7	94.7	62.9	157.6
89.9% - 85.0%	80.9	101.9	182.8	16.9	4.3	21.2	97.8	106.2	204.0
84.9% - 80.0%	70.8	56.8	127.6	19.9	3.4	23.3	90.7	60.2	150.9
Below 80.0%	260.8	60.0	320.8	40.0	8.1	48.1	300.8	68.1	368.9

Total	$547.0	$328.1	$875.1	$109.7	$23.7	$133.4	$656.7	$351.8	$1,008.5

NATIONWIDE LIFE INSURANCE COMPANY AND SUBSIDIARIES

(a wholly-owned subsidiary of Nationwide Financial Services, Inc.)

Notes to Condensed Consolidated Financial Statements (Unaudited), Continued

March 31, 2008 and 2007

	Period of time for which unrealized loss has existed as of December 31, 2007
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

As of March 31, 2008, 28% of the Company’s investments in an unrealized loss position had ratios of estimated fair value to amortized cost of at least 90%. In addition, 87% of the Company’s investments in an unrealized loss position were classified as investment grade, as defined by the NAIC. Of the Company’s investments in unrealized loss positions classified as non-investment grade, 82% have been in an unrealized loss position for less than one year.

The NAIC assigns securities quality ratings and uniform valuations (called NAIC Designations), which are used by insurers when preparing their annual statements. For most securities, NAIC ratings are derived from ratings received from nationally recognized rating agencies. The NAIC also assigns ratings to securities that do not receive public ratings. The designations assigned by the NAIC range from class 1 (highest quality) to class 6 (lowest quality). Of the Company’s general account fixed maturity securities, 93% and 94% were in the two highest NAIC Designations as of March 31, 2008 and December 31, 2007, respectively.

The following table summarizes the credit quality, as determined by NAIC Designation, of the Company’s general account fixed maturity securities portfolio as of the dates indicated and shows the equivalent ratings between the NAIC and nationally recognized rating agencies:

(in millions)		March 31, 2008		December 31, 2007
NAIC designation[1]	Rating agency equivalent designation[2]	Amortized cost	Estimated fair value	Amortized cost	Estimated fair value
1	Aaa/Aa/A	$16,383.5	$15,952.4	$16,765.5	$16,662.7
2	Baa	5,769.5	5,864.0	5,730.3	5,784.3
3	Ba	1,148.8	1,087.4	1,101.6	1,078.3
4	B	358.1	328.7	325.0	316.8
5	Caa and lower	78.0	65.0	60.2	52.7
6	In or near default	57.8	56.3	38.6	38.6

	Total	$23,795.7	$23,353.8	$24,021.2	$23,933.4

[1]

NAIC Designations are assigned at least annually. Some designations for securities shown have been assigned to securities not yet assigned an NAIC Designation in a manner approximating equivalent public rating categories.

[2]

Comparisons between NAIC and Moody’s Investors Service, Inc. (Moody’s) designations are published by the NAIC. If no Moody’s rating is available, the Company assigns internal ratings corresponding to public ratings.

Recent conditions in the securities markets, including changes in investment quality ratings, liquidity, credit spreads and interest rates, have resulted in declines in the values of investment securities, including primarily commercial MBSs and ABSs. When evaluating whether these securities are other-than-temporarily impaired, the Company considers characteristics of the underlying collateral, such as delinquency and default rates, the quality of the underlying borrower, the type of collateral in the pool, the vintage year of the collateral, subordination levels within the structure of the collateral pool, expected future cash flows, and the Company’s ability and intent to hold the security to recovery. These same factors also affect the estimated fair value of these securities.

NATIONWIDE LIFE INSURANCE COMPANY AND SUBSIDIARIES

(a wholly-owned subsidiary of Nationwide Financial Services, Inc.)

Notes to Condensed Consolidated Financial Statements (Unaudited), Continued

March 31, 2008 and 2007

The Company’s investments in MBSs and ABSs include securities that are supported by Alt-A and Sub-prime collateral. The Company considers Alt-A collateral to be mortgages whose underwriting standards do not qualify the mortgage for regular conforming or jumbo loan programs. Typical underwriting characteristics that cause a mortgage to fall into the Alt-A classification may include, but are not limited to, inadequate loan documentation of a borrower’s financial information, debt-to-income ratios above normal lending limits, loan-to-value ratios above normal lending limits that do not have primary mortgage insurance, a borrower who is a temporary resident, and loans securing non-conforming types of real estate. Alt-A mortgages are generally issued to borrowers having higher Fair Isaac Credit Organization (FICO) scores, and the lender typically issues a slightly higher interest rate for such mortgages. The Company considers Sub-prime collateral to be mortgages that are first-lien mortgage loans issued to Sub-prime borrowers, as demonstrated by recent delinquent rent or housing payments or substandard FICO scores. Second-lien mortgage loans are also considered Sub-prime. The amortized cost and estimated fair value of the Company’s investments in securities containing Alt-A collateral totaled $1,986.0 and $1,767.1, respectively, and the amortized cost and estimated fair value of the Company’s investments in securities containing Sub-prime collateral totaled $703.4 and $631.7, respectively. As of March 31, 2008, 100% and 84% of securities containing Alt-A and Sub-prime collateral, respectively, were rated AA or better. In addition, 58% and 74% of Alt-A and Sub-prime collateral, respectively, was originated in 2005 or earlier.

Proceeds from the sale of securities available-for-sale during the three months ending March 31, 2008 and 2007 were $420.5 million, $1.56 billion, respectively. During the three months ending March 31, 2008 and 2007, gross gains of $5.9 million and $24.5 million, respectively, and gross losses of $5.7 million $26.4 million, respectively, were realized on those sales.

Real estate held for use was $2.8 million and $17.8 million as of March 31, 2008 and December 31, 2007, respectively. These assets are carried at cost less accumulated depreciation, which was $0.4 million and $3.6 million as of March 31, 2008 and December 31, 2007, respectively. The carrying value of real estate held for sale was $6.8 million as of March 31, 2008 compared to no real estate held for sale as of December 31, 2007.

As of March 31, 2008 and December 31, 2007, the carrying value of commercial mortgage loans on real estate considered impaired was $7.4 million (for which a $3.0 million valuation allowance had been established). No valuation allowance exists for collateral dependent commercial mortgage loans for which the fair value of the collateral is estimated to be greater than the carrying value.

The following table summarizes activity in the valuation allowance account for mortgage loans on real estate for the periods indicated:

	Three months ended March 31,
(in millions)	2008	2007
Allowance, beginning of period	$23.1	$34.3
Net change in allowance	—	(3.0)

Allowance, end of period	$23.1	$31.3

NATIONWIDE LIFE INSURANCE COMPANY AND SUBSIDIARIES

(a wholly-owned subsidiary of Nationwide Financial Services, Inc.)

Notes to Condensed Consolidated Financial Statements (Unaudited), Continued

March 31, 2008 and 2007

The following table summarizes net realized investment losses from continuing operations by source for the periods indicated:

	Three months ended March 31,
(in millions)	2008	2007
Total realized (losses) gains on sales, net of hedging losses	$(6.9)	$23.0
Total realized losses on sales, net of hedging gains	(22.3)	(21.7)
Other-than-temporary and other investment impairments	(85.8)	(13.3)
Credit default swaps	(1.0)	(0.3)
Derivatives and embedded derivatives associated with living benefit contracts	(74.8)	—
Other derivatives	(4.5)	1.2

Net realized investment losses	$(195.3)	$(11.1)

The following table summarizes net investment income from continuing operations by investment type for the periods indicated:

	Three months ended March 31,
(in millions)	2008	2007
Securities available-for-sale:
Fixed maturity securities	$350.4	$362.9
Equity securities	1.7	0.3
Mortgage loans on real estate	120.4	142.4
Short-term investments	2.9	11.7
Other	(10.3)	12.9

Gross investment income	465.1	530.2
Less: investment expenses	15.4	15.9

Net investment income	$449.7	$514.3

Fixed maturity securities with an amortized cost of $55.5 million and $8.3 million as of March 31, 2008 and December 31, 2007, respectively, were on deposit with various regulatory agencies as required by law.

As of March 31, 2008 and December 31, 2007, the Company had received $461.7 million and $551.9 million, respectively, of cash collateral on securities lending. The Company had not received any non-cash collateral on securities lending as of March 31, 2008 and December 31, 2007. As of March 31, 2008 and December 31, 2007, the Company had loaned securities with a fair value of $453.0 million and $541.2 million, respectively.

As of March 31, 2008 and December 31, 2007, the Company had received $322.4 million and $245.4 million, respectively, of cash for derivative collateral. The Company also held $27.2 million and $18.5 million of securities as off-balance sheet collateral on derivative transactions as of March 31, 2008 and December 31, 2007, respectively. As of March 31, 2008, the Company had pledged fixed maturity securities with a fair value of $47.4 million as collateral to various derivative counterparties compared to $18.8 million as of December 31, 2007.

NATIONWIDE LIFE INSURANCE COMPANY AND SUBSIDIARIES

(a wholly-owned subsidiary of Nationwide Financial Services, Inc.)

Notes to Condensed Consolidated Financial Statements (Unaudited), Continued

March 31, 2008 and 2007

(6)	Shareholder’s Equity and Dividend Restrictions

On March 10, 2008, Nationwide Financial Services, Inc. (NFS) announced that it had received a proposal from Nationwide Mutual Insurance Company (NMIC), Nationwide Mutual Fire Insurance Company and Nationwide Corporation to acquire by merger all of the outstanding publicly held Class A shares of NFS common stock for $47.20 per share in cash. The NFS Board of Directors has appointed a Special Committee of the Board, comprised entirely of independent, non-affiliated directors, to consider the proposal. The Special Committee will respond to the proposal in due course after it has had an opportunity to fully review and evaluate its terms.

Dividend Restrictions

The payment of dividends by NLIC is subject to restrictions set forth in the insurance laws and regulations of the State of Ohio, its domiciliary state. The State of Ohio insurance laws require Ohio-domiciled life insurance companies to seek prior regulatory approval to pay a dividend or distribution of cash or other property if the fair market value thereof, together with that of other dividends or distributions made in the preceding 12 months, exceeds the greater of (1) 10% of statutory-basis policyholders’ surplus as of the prior December 31 or (2) the statutory-basis net income of the insurer for the prior year. NLIC’s statutory capital and surplus as of December 31, 2007 was $2.50 billion, and statutory net income for 2007 was $309.0 million. As of April 1, 2008, NLIC was able to pay dividends to NFS totaling $246.5 million upon providing prior notice to the Ohio Department of Insurance (ODI). On April 7, 2008, NLIC paid a $246.5 million dividend to NFS after providing prior notice to the ODI. The dividend included $181.9 million in cash and $64.6 million in securities.

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

NATIONWIDE LIFE INSURANCE COMPANY AND SUBSIDIARIES

(a wholly-owned subsidiary of Nationwide Financial Services, Inc.)

Notes to Condensed Consolidated Financial Statements (Unaudited), Continued

March 31, 2008 and 2007

Comprehensive (Loss) Income

The Company’s comprehensive (loss) income includes net income and certain items that are reported directly within separate components of shareholder’s equity that are not recorded in net income (other comprehensive income or loss).

The following table summarizes the Company’s other comprehensive (loss) income, before and after federal income tax benefit (expense), for the periods indicated:

	Three months ended March 31,
(in millions)	2008	2007
Net unrealized (losses) gains on securities available-for-sale arising during the period:
Net unrealized (losses) gains before adjustments	$(507.4)	$78.4
Net adjustment to deferred policy acquisition costs	85.0	(34.3)
Net adjustment to future policy benefits and claims	(31.9)	3.3
Related federal income tax benefit (expense)	159.2	(16.7)

Net unrealized (losses) gains	(295.1)	30.7

Reclassification adjustment for net realized losses on securities available-for-sale realized during the period:
Net unrealized losses	85.6	13.9
Related federal income tax benefit	(30.0)	(4.9)

Net reclassification adjustment	55.6	9.0

Other comprehensive (loss) gain on securities available-for-sale	(239.5)	39.7

Accumulated net holding (losses) gains on cash flow hedges:
Unrealized holding (losses) gains	(43.0)	4.5
Related federal income tax benefit (expense)	15.1	(1.6)

Other comprehensive income on cash flow hedges	(27.9)	2.9

Other unrealized losses:
Net unrealized losses	(2.0)	—
Related federal income tax benefit	0.7	—

Other net unrealized losses	(1.3)	—

Total other comprehensive (loss) income	$(268.7)	$42.6

Adjustments for net realized gains and losses on the ineffective portion of cash flow hedges were immaterial during the three month periods ended March 31, 2008 and 2007.

NATIONWIDE LIFE INSURANCE COMPANY AND SUBSIDIARIES

(a wholly-owned subsidiary of Nationwide Financial Services, Inc.)

Notes to Condensed Consolidated Financial Statements (Unaudited), Continued

March 31, 2008 and 2007

(7)	Contingencies

Legal Matters

The Company is a party to litigation and arbitration proceedings in the ordinary course of its business. It is often not possible to determine the ultimate outcome of the pending investigations and legal proceedings or to provide reasonable ranges of potential losses with any degree of certainty. Some matters, including certain of those referred to below, are in very preliminary stages, and the Company does not have sufficient information to make an assessment of the plaintiffs’ claims for liability or damages. In some of the cases seeking to be certified as class actions, the court has not yet decided whether a class will be certified or (in the event of certification) the size of the class and class period. In many of the cases, the plaintiffs are seeking undefined amounts of damages or other relief, including punitive damages and equitable remedies, which are difficult to quantify and cannot be defined based on the information currently available. The Company does not believe, based on information currently known by management, that the outcomes of such pending investigations and legal proceedings are likely to have a material adverse effect on the Company’s consolidated financial position. However, given the large and/or indeterminate amounts sought in certain of these matters and inherent unpredictability of litigation, it is possible that an adverse outcome in certain matters could have a material adverse effect on the Company’s consolidated financial position or results of operations in a particular period.

In recent years, life insurance companies have been named as defendants in lawsuits, including class action lawsuits relating to life insurance and annuity pricing and sales practices. A number of these lawsuits have resulted in substantial jury awards or settlements against life insurers other than the Company.

The financial services industry, including mutual fund, variable annuity, retirement plan, life insurance and distribution companies, has also been the subject of increasing scrutiny by regulators, legislators and the media over the past few years. Numerous regulatory agencies, including the United States Securities and Exchange Commission (SEC), the Financial Industry Regulatory Authority and the New York State Attorney General, have commenced industry-wide investigations regarding late trading and market timing in connection with mutual funds and variable insurance contracts, and have commenced enforcement actions against some mutual fund and life insurance companies on those issues. The Company has been contacted by or received subpoenas from the SEC and the New York State Attorney General, who are investigating market timing in certain mutual funds offered in insurance products sponsored by the Company. The Company has cooperated with these investigations. Information requests from the New York State Attorney General and the SEC with respect to investigations into late trading and market timing were last responded to by the Company and its affiliates in December 2003 and June 2005, respectively, and no further information requests have been received with respect to these matters.

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

NATIONWIDE LIFE INSURANCE COMPANY AND SUBSIDIARIES

(a wholly-owned subsidiary of Nationwide Financial Services, Inc.)

Notes to Condensed Consolidated Financial Statements (Unaudited), Continued

March 31, 2008 and 2007

These proceedings are expected to continue in the future and could result in legal precedents and new industry-wide legislation, rules and regulations that could significantly affect the financial services industry, including mutual fund, retirement plan, life insurance and annuity companies. These proceedings also could affect the outcome of one or more of the Company’s litigation matters. There can be no assurance that any litigation or regulatory actions will not have a material adverse effect on the Company’s consolidated financial position or results of operations in the future.

On November 20, 2007, NLIC and Nationwide Retirement Solutions, Inc. (NRS) were named in a lawsuit filed in the Circuit Court of Jefferson County, Alabama entitled Ruth A. Gwin and Sandra H. Turner, and a class of similarly situated individuals v NLIC, NRS, Alabama State Employees Association, PEBCO, Inc. and Fictitious Defendants A to Z. The plaintiffs purport to represent a class of all participants in the Alabama State Employees Association (ASEA) plan, excluding members of the Board of Control during the Class Period and excluding ASEA’s directors, officers and board members during the class period. The class period is the date from which NLIC and/or NRS first made a payment to ASEA or PEBCO arising out of the funding agreement dated March 24, 2004 to the date class notice is provided. The plaintiffs allege that the defendants breached their fiduciary duties, converted plan participants’ properties, and breached their contract when payments were made and the plan was administered under the funding agreement. The complaint seeks a declaratory judgment, an injunction, disgorgement of amounts paid, compensatory and punitive damages, interest, attorneys’ fees and costs, and such other equitable and legal relief to which the plaintiffs and class members may be entitled. On January 9, 2008, NLIC and NRS filed a Notice of Removal to the United States District Court Northern District of Alabama, Southern Division. On January 16, 2008, NLIC and NRS filed a motion to dismiss. On January 24, 2008, the plaintiffs filed a motion to remand. On April 15, 2008, the Court remanded this case back to state court in Jefferson County, Alabama. NLIC and NRS intend to defend this case vigorously.

On July 11, 2007, NLIC was named in a lawsuit filed in the United States District Court for the Western District of Washington at Tacoma entitled Jerre Daniels-Hall and David Hamblen, Individually and on behalf of All Others Similarly Situated v. National Education Association, NEA Member Benefits Corporation, Nationwide Life Insurance Company, Security Benefit Life Insurance Company, Security Benefit Group, Inc., Security Distributors, Inc., et. al. The plaintiff seeks to represent a class of all current or former National Education Association (NEA) members who participated in the NEA Valuebuilder 403(b) program at any time between January 1, 1991 and the present (and their heirs and/or beneficiaries). The plaintiffs allege that the defendants violated the Employee Retirement Income Security Act of 1974, as amended (ERISA) by failing to prudently and loyally manage plan assets, by failing to provide complete and accurate information, by engaging in prohibited transactions, and by breaching their fiduciary duties when they failed to prevent other fiduciaries from breaching their fiduciary duties. The complaint seeks to have the defendants restore all losses to the plan, restoration of plan assets and profits to participants, disgorgement of endorsement fees, disgorgement of service fee payments, disgorgement of excessive fees charged to plan participants, other unspecified relief for restitution, declaratory and injunctive relief, and attorneys’ fees. On October 12, 2007, NLIC filed a motion to dismiss. Oral argument occurred on April 4, 2008. On April 11, 2008, the plaintiffs filed a Motion to Stay, Based on Primary Jurisdiction of U.S. Department of Labor. NLIC intends to defend this lawsuit vigorously.

On November 15, 2006, Nationwide Financial Services, Inc. (NFS), NLIC and NRS were named in a lawsuit filed in the United States District Court for the Southern District of Ohio entitled Kevin Beary, Sheriff of Orange County, Florida, In His Official Capacity, Individually and On Behalf of All Others Similarly Situated v. Nationwide Life Insurance Co., Nationwide Retirement Solutions, Inc. and Nationwide Financial Services, Inc. The plaintiff seeks to represent a class of all sponsors of 457(b) deferred compensation plans in the United States that had variable annuity contracts with the defendants at any time during the class period, or in the alternative, all sponsors of 457(b) deferred compensation plans in Florida that had variable annuity contracts with the defendants during the class period. The class period is from January 1, 1996 until the class notice is provided. The plaintiff alleges that the defendants breached their fiduciary duties by arranging for and retaining service payments from certain mutual funds. The complaint seeks an accounting, a declaratory judgment, a permanent injunction and disgorgement or restitution of the service fee payments allegedly received by the defendants, including interest. On January 25, 2007, NFS, NLIC and NRS filed a motion to dismiss. On September 17, 2007, the Court granted the motion to dismiss. On October 1, 2007, the plaintiff filed a motion to vacate judgment and for leave to file an amended complaint. On October 25, 2007, NFS, NLIC and NRS filed their opposition to the plaintiff’s motion. NFS, NLIC and NRS continue to defend this lawsuit vigorously.

NATIONWIDE LIFE INSURANCE COMPANY AND SUBSIDIARIES

(a wholly-owned subsidiary of Nationwide Financial Services, Inc.)

Notes to Condensed Consolidated Financial Statements (Unaudited), Continued

March 31, 2008 and 2007

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

NATIONWIDE LIFE INSURANCE COMPANY AND SUBSIDIARIES

(a wholly-owned subsidiary of Nationwide Financial Services, Inc.)

Notes to Condensed Consolidated Financial Statements (Unaudited), Continued

March 31, 2008 and 2007

On August 15, 2001, NFS and NLIC were named in a lawsuit filed in the United States District Court for the District of Connecticut entitled Lou Haddock, as trustee of the Flyte Tool & Die, Incorporated Deferred Compensation Plan, et al v. Nationwide Financial Services, Inc. and Nationwide Life Insurance Company. Currently, the plaintiffs’ fifth amended complaint, filed March 21, 2006, purports to represent a class of qualified retirement plans under ERISA that purchased variable annuities from NLIC. The plaintiffs allege that they invested ERISA plan assets in their variable annuity contracts and that NLIC and NFS breached ERISA fiduciary duties by allegedly accepting service payments from certain mutual funds. The complaint seeks disgorgement of some or all of the payments allegedly received by NFS and NLIC, other unspecified relief for restitution, declaratory and injunctive relief, and attorneys’ fees. To date, the District Court has rejected the plaintiffs’ request for certification of the alleged class. On September 25, 2007, NFS’ and NLIC’s motion to dismiss the plaintiffs’ fifth amended complaint was denied. On October 12, 2007, NFS and NLIC filed their answer to the plaintiffs’ fifth amended complaint and amended counterclaims. On November 1, 2007, the plaintiffs filed a motion to dismiss NFS’ and NLIC’s amended counterclaims. On November 15, 2007, the plaintiffs filed a motion for class certification. On February 8, 2008, the Court denied the plaintiffs’ motion to dismiss the amended counterclaim, with the exception that it was tentatively granting the plaintiffs’ motion to dismiss with respect to NFS’ and NLIC’s claim that it could recover any “disgorgement remedy” from plan sponsors. On April 25, 2008, NFS and NLIC filed their opposition to the plaintiffs’ motion for class certification. NFS and NLIC continue to defend this lawsuit vigorously.

Tax Matters

Management has established tax reserves in accordance with current accounting guidance, which prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. These reserves are reviewed regularly and are adjusted as events occur that management believes impact its liability for additional taxes, such as lapsing of applicable statutes of limitations; conclusion of tax audits or substantial agreement on the deductibility/nondeductibility of uncertain items; additional exposure based on current calculations; identification of new issues; release of administrative guidance; or rendering of a court decision affecting a particular tax issue. Management believes its tax reserves reasonably provide for potential assessments that may result from Internal Revenue Service (IRS) examinations and other tax-related matters for all open tax years.

The separate account dividends received deduction (DRD) is a significant component of the Company’s federal income tax provision. On August 16, 2007, the IRS issued Revenue Ruling 2007-54. This ruling took a position with respect to the DRD that could have significantly reduced the Company’s DRD. The Company believes that the position taken by the IRS in the ruling was contrary to existing law and the relevant legislative history.

In Revenue Ruling 2007-61, released September 25, 2007, the IRS and the U.S. Department of the Treasury suspended Revenue Ruling 2007-54 and informed taxpayers of their intention to address certain issues in connection with the DRD in future tax regulations. Final tax regulations could impact the Company’s DRD in periods subsequent to their effective date.

(8)	Guarantees

Since 2001, the Company has sold $675.0 million of credit enhanced equity interests in Low-Income-Housing Tax Credit Funds (Tax Credit Funds) to unrelated third parties. The Company has guaranteed cumulative after-tax yields to the third party investors ranging from 3.75% to 5.25% over periods ending between 2002 and 2022. As of March 31, 2008, the Company held guarantee reserves totaling $6.1 million on these transactions. These guarantees are in effect for periods of approximately 15 years each. The Tax Credit Funds provide a stream of tax benefits to the investors that will generate a yield and return of capital. If the tax benefits are not sufficient to provide these cumulative after-tax yields, then the Company must fund any shortfall, which is mitigated by stabilization collateral set aside by the Company at the inception of the transactions. The maximum amount of undiscounted future payments that the Company could be required to pay the investors under the terms of the guarantees is $1.27 billion.

NATIONWIDE LIFE INSURANCE COMPANY AND SUBSIDIARIES

(a wholly-owned subsidiary of Nationwide Financial Services, Inc.)

Notes to Condensed Consolidated Financial Statements (Unaudited), Continued

March 31, 2008 and 2007

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

As of March 31, 2008 and December 31, 2007, the Company had relationships with 19 variable interest entities (VIEs), each of which the Company was the primary beneficiary. Each VIE is a conduit that assists the Company in structured products transactions involving the sale of Tax Credit Funds to third party investors for which the Company provides guaranteed returns (see Note 8). The results of operations and financial position of these VIEs are included along with corresponding minority interest liabilities in the accompanying condensed consolidated financial statements.

VIE net assets were $466.4 million and $465.7 million as of March 31, 2008 and December 31, 2007, respectively. The following table summarizes the components of net assets as the dates indicated:

(in millions)	March 31, 2008	December 31, 2007
Other long-term investments	$424.2	$434.1
Short-term investments	22.8	31.9
Other assets	38.6	38.1
Other liabilities	(19.2)	(38.4)

The Company’s total loss exposure from VIEs of which the Company is the primary beneficiary was immaterial as of March 31, 2008 and December 31, 2007 (except for the impact of guarantees disclosed in Note 8).

In addition to the VIEs described above, the Company holds variable interests, in the form of limited partnerships or similar investments, in Tax Credit Funds and other investment vehicles of which the Company is not the primary beneficiary. These investments have been held by the Company for periods of 1 to 10 years and allow the Company to utilize certain tax credits and realize other tax benefits from affordable housing projects. The Company also has certain investments in other securitization transactions that qualify as VIEs, but of which the Company is not the primary beneficiary. The total exposure to loss on these VIEs was $198.4 million and $201.3 million as of March 31, 2008 and December 31, 2007, respectively.

NATIONWIDE LIFE INSURANCE COMPANY AND SUBSIDIARIES

(a wholly-owned subsidiary of Nationwide Financial Services, Inc.)

Notes to Condensed Consolidated Financial Statements (Unaudited), Continued

March 31, 2008 and 2007

(10)	Segment Information

Management views the Company’s business primarily based on its underlying products and uses this basis to define its four reportable segments: Individual Investments, Retirement Plans, Individual Protection, and Corporate and Other.

The primary segment profitability measure that management uses is pre-tax operating earnings, which is calculated by adjusting income from continuing operations before federal income taxes to exclude (1) net realized investment gains and losses, except for periodic net amounts paid or received on interest rate swaps that do not qualify for hedge accounting treatment and net realized gains and losses related to securitizations and (2) the adjustment to amortization of deferred policy acquisition costs (DAC) related to net realized investment gains and losses.

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

Corporate and Other

The Corporate and Other segment includes the MTN program; structured products business; non-operating realized gains and losses, including mark-to-market adjustments on embedded derivatives, net of economic hedges, related to products with living benefits; and other revenues and expenses not allocated to other segments.

NATIONWIDE LIFE INSURANCE COMPANY AND SUBSIDIARIES

(a wholly-owned subsidiary of Nationwide Financial Services, Inc.)

Notes to Condensed Consolidated Financial Statements (Unaudited), Continued

March 31, 2008 and 2007

The following tables summarize the Company’s business segment operating results for the periods indicated:

	Three months ended March 31, 2008
(in millions)	Individual Investments	Retirement Plans	Individual Protection	Corporate and Other	Total
Revenues:
Policy charges	$159.7	$31.5	$109.7	$—	$300.9
Premiums	33.3	—	42.2	—	75.5
Net investment income	130.4	158.4	81.8	79.1	449.7
Non-operating net realized investment losses[1]	—	—	—	(178.3)	(178.3)
Other income	0.7	—	—	(16.9)	(16.2)

Total revenues	324.1	189.9	233.7	(116.1)	631.6

Benefits and expenses:
Interest credited to policyholder accounts	$91.3	$105.1	$44.1	$53.1	$293.6
Benefits and claims	53.9	—	73.1	—	127.0
Policyholder dividends	—	—	8.3	—	8.3
Amortization of DAC	77.7	9.9	21.5	(47.5)	61.6
Interest expense	—	—	—	16.6	16.6
Other operating expenses	46.2	35.6	36.7	8.2	126.7

Total benefits and expenses	269.1	150.6	183.7	30.4	633.8

Income (loss) from continuing operations before federal income tax expense	55.0	39.3	50.0	(146.5)	$(2.2)

Less: non-operating net realized investment losses[1]	—	—	—	178.3
Less: adjustment to amortization related to net realized investment gains and losses	—	—	—	(47.5)

Pre-tax operating earnings (loss)	$55.0	$39.3	$50.0	$(15.7)

[1]	Excluding periodic net amounts paid or received on interest rate swaps that do not qualify for hedge accounting treatment and net realized gains and losses related to securitizations.

NATIONWIDE LIFE INSURANCE COMPANY AND SUBSIDIARIES

(a wholly-owned subsidiary of Nationwide Financial Services, Inc.)

Notes to Condensed Consolidated Financial Statements (Unaudited), Continued

March 31, 2008 and 2007

	Three months ended March 31, 2007
(in millions)	Individual Investments	Retirement Plans	Individual Protection	Corporate and Other	Total
Revenues:
Policy charges	$155.2	$34.1	$101.4	$—	$290.7
Premiums	33.6	—	39.4	—	73.0
Net investment income	164.5	161.2	84.0	104.6	514.3
Non-operating net realized investment losses[1]	—	—	—	(13.4)	(13.4)
Other income	0.8	—	—	1.5	2.3

Total revenues	354.1	195.3	224.8	92.7	866.9

Benefits and expenses:
Interest credited to policyholder accounts	111.6	108.6	44.1	58.2	$322.5
Benefits and claims	46.6	—	56.7	—	103.3
Policyholder dividends	—	—	5.9	—	5.9
Amortization of DAC	99.5	9.6	23.1	(2.5)	129.7
Interest expense	—	—	—	15.1	15.1
Other operating expenses	45.6	46.6	33.6	2.2	128.0

Total benefits and expenses	303.3	164.8	163.4	73.0	704.5

Income from continuing operations before federal income tax expense	50.8	30.5	61.4	19.7	$162.4

Less: non-operating net realized investment losses[1]	—	—	—	13.4
Less: adjustment to amortization related to net realized investment gains and losses	—	—	—	(2.5)

Pre-tax operating earnings	$50.8	$30.5	$61.4	$30.6

[1]	Excluding periodic net amounts paid or received on interest rate swaps that do not qualify for hedge accounting treatment and net realized gains and losses related to securitizations.

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

On March 10, 2008, NFS announced that it had received a proposal from NMIC, Nationwide Mutual Fire Insurance Company and Nationwide Corporation to acquire by merger all of the outstanding publicly held Class A shares of NFS common stock for $47.20 per share in cash. The NFS Board of Directors has appointed a Special Committee of the Board, comprised entirely of independent, non-affiliated directors, to consider the proposal. The Special Committee will respond to the proposal in due course after it has had an opportunity to fully review and evaluate its terms.

Business Segments

See Part 1 – Financial Information, Item 1 – Condensed Consolidated Financial Statements, Note 10 – Segment Information for a discussion of reportable segments, including the components of each segment.

The following table summarizes pre-tax operating earnings (loss) by segment for the periods indicated:

	Three months ended March 31,
(in millions)	2008	2007	Change
Individual Investments	$55.0	$50.8	8%
Retirement Plans	39.3	30.5	29%
Individual Protection	50.0	61.4	(19)%
Corporate and Other	(15.7)	30.6	NM

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

The Company regularly evaluates and adjusts the DAC balance when actual gross profits in a given reporting period vary from management’s initial estimates, with a corresponding charge or credit to current period earnings. This process is referred to by the Company as a “true-up”, which generally is performed, and the resulting impact recognized, on a quarterly basis. Additionally, the Company regularly evaluates its assumptions regarding the future estimated gross profits used as a basis for amortization of DAC and adjusts the total amortization recorded to date by a charge or credit to earnings if evidence suggests that these future assumptions and estimates should be revised. This process is referred to by the Company as “unlocking.” The Company regularly monitors its actual experience with factors impacting its assumptions about future expected gross profits and other relevant internal and external information regarding those assumptions and unlocks as such information and analysis warrants.

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

Fair Value Measurements

As described in Part 1 – Financial Information, Item 1 – Condensed Consolidated Financial Statements, Note 4 – Fair Value Measurements, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 157, Fair Value Measurements (SFAS 157) effective January 1, 2008. SFAS 157 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. In determining fair value, the Company uses various methods including market, income and cost approaches. The Company utilizes valuation techniques that maximize the use of observable inputs and minimize the use of unobservable inputs.

In accordance with SFAS 157, the Company categorized its financial instruments based on the priority of the inputs to the valuation technique. The fair value hierarchy gives the highest priority to quoted prices in active markets for identical assets or liabilities (Level 1) and the lowest priority to unobservable inputs (Level 3). If the inputs used to measure fair value fall within different levels of the hierarchy, the category level is based on the lowest priority level input that is significant to the fair value measurement of the instrument in its entirety.

The Company categorizes financial assets and liabilities recorded at fair value in the condensed consolidated balance sheets as Level 1, Level 2 or Level 3 depending on the observability of inputs used to measure fair value.

Investments

Level 3 securities available-for-sale include non-investment grade collateralized mortgage obligations, mortgage-backed securities (MBSs) and asset-backed securities (ABSs), ABS trust preferred-residual income notes, counterparty or internally priced securities, and securities that are at or near default based on designations assigned by the National Association of Insurance Commissioners.

As of March 31, 2008, Level 3 investments comprised 13% of total investments. Significant transfers of corporate securities and ABSs into Level 3 during the first quarter of 2008 primarily were related to changes in pricing availability for corporate bonds and other fixed-income securities driven by shifts from matrix priced and non-matrix priced valuation methodologies to broker pricing.

Despite a net transfer of investments into Level 3 during the first quarter of 2008, securities comprising 27% of the total value of Level 3 MBSs as of December 31, 2007 transferred out of Level 3 due to enhanced pricing availability for previously broker-priced investments.

Future Policy Benefits and Claims

These items relate to embedded derivatives associated with contracts with living benefit riders (guaranteed minimum accumulation benefits, guaranteed minimum withdrawal benefits and equity-indexed annuities). Related derivatives are internally valued. The valuation of guaranteed minimum benefit embedded derivatives is based on capital market and actuarial risk assumptions, including risk margin considerations reflecting policyholder behavior. The Company uses observable inputs, such as published swap rates, in its capital market assumptions. The actuarial assumptions used, including lapse behavior and mortality rates, are based on annuity experience.

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

Note 2 to the audited consolidated financial statements included in the Company’s 2007 Annual Report on Form 10-K provides a summary of significant accounting policies. See Part 1 – Financial Information, Item 1 – Condensed Consolidated Financial Statements, Note 3 – Recently Issued Accounting Standards for a discussion of recently issued accounting standards. The Company’s critical accounting policies have not changed materially from those disclosed in the Company’s 2007 Annual Report on Form 10-K.

Results of Operations

First Quarter – 2008 Compared to 2007

The following table summarizes the Company’s consolidated results of operations for the periods indicated:

	Three months ended March 31,
(in millions)	2008	2007	Change
Revenues:
Policy charges:
Asset fees	$178.3	$176.4	1%
Cost of insurance charges	79.2	74.0	7%
Administrative fees	28.8	24.3	19%
Surrender fees	14.6	16.0	(9)%

Total policy charges	300.9	290.7	4%

Premiums	75.5	73.0	3%
Net investment income	449.7	514.3	(13)%
Net realized investment losses	(195.3)	(11.1)	NM
Other income	0.8	—	NM

Total revenues	631.6	866.9	(27)%

Benefits and expenses:
Interest credited to policyholder accounts	293.6	322.5	(9)%
Benefits and claims	127.0	103.3	23%
Policyholder dividends	8.3	5.9	41%
Amortization of DAC	61.6	129.7	(52)%
Interest expense, primarily with NFS	16.6	15.1	10%
Other operating expenses	126.7	128.0	(1)%

Total benefits and expenses	633.8	704.5	(10)%

(Loss) income from continuing operations before federal income tax (benefit) expense	(2.2)	162.4	NM
Federal income tax (benefit) expense	(17.7)	32.1	NM

Income from continuing operations	15.5	130.3	(88)%
Cumulative effect of adoption of accounting principle, net of taxes	—	(6.0)	NM

Net income	$15.5	$124.3	(88)%

The decrease in net income primarily was due to higher net realized investment losses, lower interest spread income and higher benefits and claims, partially offset by lower amortization of DAC. In addition, the Company recorded a federal income tax benefit for the current year quarter primarily due to the impact of net realized investment losses. Thus, the effective tax rates in 2008 and 2007 are not comparable.

Higher net realized investment losses were driven by a $75.1 million increase in impairment charges due to challenging conditions in the credit markets. In addition, the Company recorded higher losses on living benefit embedded derivatives, net of economic hedging activity, primarily as a result of differences between changes in the market value of liabilities and hedge assets in a volatile market.

Interest spread income declined primarily within the Corporate and Other segment due to lower investment returns, a decrease in income from mortgage loan prepayments and bond call premiums, and lower earnings from the MTN program. Lower general account assets in the Individual Investments segment caused by fixed annuity outflows also drove down interest spread income.

Higher benefits and claims primarily were due to adverse mortality in the current year in the variable universal life and universal life insurance businesses in the Individual Protection segment. Both the number of claims and the average net claim size increased over the prior year.

Amortization of DAC declined primarily due to the $42.6 million impact of net realized investment losses on embedded derivatives in annuity products offering living benefits. The effect of unlocking in the second quarter of 2007 on the rate of amortization within the Individual Investments segment, along with related true-ups, also contributed to the decrease.

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

First Quarter – 2008 Compared to 2007

The following table summarizes sales by product and segment for the periods indicated:

	Three months ended March 31,
(in millions)	2008	2007	Change
Individual Investments
Individual variable annuities:
The BEST of AMERICA products	$1,090.4	$1,166.9	(7)%
Private label annuities	118.0	73.2	61%

Total individual variable annuities	1,208.4	1,240.1	(3)%
Individual fixed annuities	39.3	36.8	7%
Income products	48.6	55.5	(12)%
Advisory services program	23.2	36.8	(37)%

Total Individual Investments	1,319.5	1,369.2	(4)%

Retirement Plans
Private sector:
Group products	278.1	339.5	(18)%
Public sector:
IRC Section 457 annuities	435.8	389.7	12%

Total Retirement Plans	713.9	729.2	(2)%

Individual Protection
Corporate-owned life insurance	205.5	203.2	1%
Traditional/universal life insurance	115.8	84.7	37%
The BEST of AMERICA variable life series	101.3	108.7	(7)%

Total Individual Protection	422.6	396.6	7%

Total sales	$2,456.0	$2,495.0	(2)%

See Part I – Financial Information, Item 2 – Management’s Narrative Analysis of the Results of Operations – Business Segments for an analysis of sales by product and segment.

The following table summarizes sales by distribution channel for the periods indicated:

	Three months ended March 31,
(in millions)	2008	2007	Change
Non-affiliated:
Independent broker/dealers	$637.5	$715.4	(11)%
Financial institutions	451.6	452.3	—
Wirehouse and regional firms	436.8	422.0	4%
Life insurance specialists	105.6	88.3	20%
Pension plan administrators	74.8	84.5	(11)%

Total non-affiliated sales	1,706.3	1,762.5	(3)%

Affiliated:
NRS	442.4	396.0	12%
NFN producers	207.4	221.5	(6)%
Mullin TBG	99.9	115.0	(13)%

Total affiliated sales	749.7	732.5	2%

Total sales	$2,456.0	$2,495.0	(2)%

The decrease in total sales primarily was due to declines in private sector group product sales in the Retirement Plans segment due to the continued movement of pension business to NFS trust product offerings and lower individual variable annuity sales in the Individual Investments segment driven by volatile market conditions and the recent economic slowdown. In recent years, an increasing amount of business in the Retirement Plans segment has been sold through NFS trust products rather than NLIC group annuity contracts due to NFS’ significant investment in the development of trust product capabilities not prevalent elsewhere in the market. Strong sales of public sector Retirement Plans products and the recently introduced ULtimate universal life product in the Individual Protection segment partially offset the overall decline in sales.

Lower sales through the independent broker/dealers and pension plan administrators channels reflect the declines in group product and individual variable annuity sales mentioned above, partially mitigated by increased universal life sales.

Increased NRS sales were driven by significant increases in two large administration-only agreements as well as increased participation by both new and existing employers.

Business Segments

Individual Investments

First Quarter – 2008 Compared to 2007

The following table summarizes selected financial data for the Company’s Individual Investments segment for the periods indicated:

	Three months ended March 31,
(dollars in millions)	2008	2007	Change
Statements of Income Data
Revenues:
Policy charges:
Asset fees	$141.0	$136.7	3%
Administrative fees	7.3	6.2	18%
Surrender fees	11.4	12.3	(7)%

Total policy charges	159.7	155.2	3%
Premiums	33.3	33.6	(1)%
Net investment income	130.4	164.5	(21)%
Other income	0.7	0.8	(13)%

Total revenues	324.1	354.1	(8)%

Benefits and expenses:
Interest credited to policyholder accounts	91.3	111.6	(18)%
Benefits and claims	53.9	46.6	16%
Amortization of DAC	77.7	99.5	(22)%
Other operating expenses	46.2	45.6	1%

Total benefits and expenses	269.1	303.3	(11)%

Pre-tax operating earnings	$55.0	$50.8	8%

Other Data
Interest spread margin:
Net investment income	5.44%	5.73%
Interest credited	3.65%	3.73%

Interest spread on average general account values	1.79%	2.00%

Sales:
Individual variable annuities	$1,208.4	$1,240.1	(3)%
Individual fixed annuities	39.3	36.8	7%
Income products	48.6	55.5	(12)%
Advisory services program	23.2	36.8	(37)%

Total sales	$1,319.5	$1,369.2	(4)%

Average account values:
General account	$9,997.2	$11,987.3	(17)%
Separate account	40,343.8	39,387.0	2%
Advisory services program	625.8	607.0	3%

Total average account values	$50,966.8	$51,981.3	(2)%

Account values as of period end:
Individual variable annuities	$42,430.7	$43,862.3	(3)%
Individual fixed annuities	4,048.5	5,553.3	(27)%
Income products	2,066.9	2,003.9	3%
Advisory services program	604.4	616.8	(2)%

Total account values	$49,150.5	$52,036.3	(6)%

Pre-tax operating earnings to average account values	0.43%	0.39%

Pre-tax operating earnings increased due to lower amortization of DAC and higher asset fees, partially offset by lower interest spread income and higher benefits and claims.

Amortization of DAC decreased primarily due to the $14.2 million impact of unlocking in the second quarter of 2007 on the rate of amortization, along with related true-ups. Lower fixed annuity gross profits driven by lower asset levels accounted for the rest of the decline.

Asset fees increased due to higher average separate account values driven by favorable market performance during 2007 and an increase in the average variable asset fee rate attributable to new business sold with living benefit riders and corresponding higher fee rates.

Interest spread income declined due to two main factors. First, lower general account assets caused by fixed annuity net outflows reduced income by $8.9 million. Second, the current quarter included 4 basis points, or $1.0 million, of income from mortgage loan prepayments and bond call premiums compared to 16 basis points, or $4.8 million, in the same quarter a year ago.

The increase in benefits and claims primarily was driven by higher guaranteed benefit expenses related to growth in this business.

Lower sales primarily were attributable to the individual variable annuity business due to volatile market conditions and the recent economic slowdown.

The following table summarizes selected information about the Company’s deferred individual fixed annuities, including the fixed option of variable annuities, as of March 31, 2008:

	Ratchet		Reset		Market value adjustment (MVA) and other		Total
(dollars in millions)	Account value	Weighted average crediting rate	Account value	Weighted average crediting rate	Account value	Weighted average crediting rate	Account value	Weighted average crediting rate
Minimum interest rate of 3.50% or greater	$—	N/A	$626.5	3.54%	$—	N/A	$626.5	3.54%
Minimum interest rate of 3.00% to 3.49%	1,214.9	4.09%	3,019.7	3.10%	—	N/A	4,234.6	3.38%
Minimum interest rate lower than 3.00%	802.5	3.40%	460.9	3.63%	32.5	4.00%	1,295.9	3.50%
MVA with no minimum interest rate guarantee	—	N/A	—	N/A	1,832.9	2.55%	1,832.9	2.55%

Total deferred individual fixed annuities	$2,017.4	3.82%	$4,107.1	3.23%	$1,865.4	2.58%	$7,989.9	3.22%

Retirement Plans

First Quarter – 2008 Compared to 2007

The following table summarizes selected financial data for the Company’s Retirement Plans segment for the periods indicated:

	Three months ended March 31,
(dollars in millions)	2008	2007	Change
Statements of Income Data
Revenues:
Policy charges:
Asset fees	$27.8	$30.5	(9)%
Administrative fees	3.3	2.6	28%
Surrender fees	0.4	1.0	(60)%

Total policy charges	31.5	34.1	(7)%
Net investment income	158.4	161.2	(2)%

Total revenues	189.9	195.3	(3)%

Benefits and expenses:
Interest credited to policyholder accounts	105.1	108.6	(3)%
Amortization of DAC	9.9	9.6	3%
Other operating expenses	35.6	46.6	(24)%

Total benefits and expenses	150.6	164.8	(9)%

Pre-tax operating earnings	$39.3	$30.5	29%

Other Data
Interest spread margin:
Net investment income	5.88%	5.92%
Interest credited	3.90%	3.99%

Interest spread on average general account values	1.98%	1.93%

Sales:
Private sector	$278.1	$339.5	(18)%
Public sector	435.8	389.7	12%

Total sales	$713.9	$729.2	(2)%

Average account values:
General account	$10,769.6	$10,877.7	(1)%
Separate account	15,077.1	17,595.1	(14)%

Total average account values	$25,846.7	$28,472.8	(9)%

Account values as of period end:
Private sector	$8,794.1	$12,112.9	(27)%
Public sector	16,345.6	16,310.2	—

Total account values	$25,139.7	$28,423.1	(12)%

Pre-tax operating earnings to average account values	0.61%	0.43%

The increase in pre-tax operating earnings primarily was driven by lower other operating expenses, partially offset by lower asset fees.

Lower other operating expenses primarily were due to the aforementioned continued movement of pension business to NFS trust product offerings.

The decline in asset fees was driven by lower average separate account values due to net outflows related to the shift in pension business to NFS along with the loss of a large plan in 2007.

Private sector sales drove down overall sales primarily due to the shift in pension business to NFS. Higher public sector sales were driven by significant increases in two large administration-only agreements as well as increased participation by both new and existing employers.

Individual Protection

First Quarter – 2008 Compared to 2007

The following table summarizes selected financial data for the Company’s Individual Protection segment for the periods indicated:

	Three months ended March 31,
(in millions)	2008	2007	Change
Statements of Income Data
Revenues:
Policy charges:
Asset fees	$9.5	$9.2	3%
Cost of insurance charges	79.2	74.0	7%
Administrative fees	18.2	15.5	17%
Surrender fees	2.8	2.7	3%

Total policy charges	109.7	101.4	8%
Premiums	42.2	39.4	7%
Net investment income	81.8	84.0	(3)%

Total revenues	233.7	224.8	4%

Benefits and expenses:
Interest credited to policyholder accounts	44.1	44.1	—
Benefits	73.1	56.7	29%
Policyholder dividends	8.3	5.9	41%
Amortization of DAC	21.5	23.1	(7)%
Other operating expenses	36.7	33.6	9%

Total benefits and expenses	183.7	163.4	12%

Pre-tax operating earnings	$50.0	$61.4	(19)%

Other Data
Sales:
Corporate-owned life insurance	$205.5	$203.2	1%
Traditional/universal life insurance	115.8	84.7	37%
The BEST of AMERICA variable life series	101.3	108.7	(7)%

Total sales	$422.6	$396.6	7%

Policy reserves as of period end:
Individual investment life insurance	$3,741.0	$3,740.0	—
Corporate investment life insurance	8,503.7	8,703.9	(2)%
Traditional life insurance	2,024.0	2,006.7	1%
Universal life insurance	1,253.8	1,136.9	10%

Total policy reserves	$15,522.5	$15,587.5	—

Insurance in force as of period end:
Individual investment life insurance	$39,625.7	$39,063.3	1%
Corporate investment life insurance	25,298.9	24,869.6	2%
Traditional life insurance	24,178.7	18,629.4	30%
Universal life insurance	10,277.7	9,720.0	6%

Total insurance in force	$99,381.0	$92,282.3	8%

The decrease in pre-tax operating earnings was driven by higher benefits, partially offset by higher cost of insurance charges.

Higher benefits primarily were due to adverse mortality in the current year in the variable universal life and universal life insurance businesses. Both the number of claims (up 40%) and the average net claim size (up 50%) increased over the prior year.

Cost of insurance charges increased due to increased business in force combined with the aging of the individual life business block. The aging of a block generally increases cost of insurance charges as the Company’s related mortality risk also rises.

The increase in sales primarily was due to the recently introduced ULtimate universal life product, which drove an 87% increase in universal life sales. Lower variable life sales partially offset this increase.

Corporate and Other

First Quarter – 2008 Compared to 2007

The following table summarizes selected financial data for the Company’s Corporate and Other segment for the periods indicated:

	Three months ended March 31,
(in millions)	2008	2007	Change
Statements of Income Data
Operating revenues:
Net investment income	$79.1	$104.6	(24)%
Other income	(16.9)	1.5	NM

Total operating revenues	62.2	106.1	(41)%

Benefits and operating expenses:
Interest credited to policyholder accounts	53.1	58.2	(9)%
Interest expense	16.6	15.1	10%
Other operating expenses	8.2	2.2	273%

Total benefits and operating expenses	77.9	75.5	3%

Pre-tax operating (loss) earnings	(15.7)	30.6	NM
Add: non-operating net realized investment losses[1]	(178.3)	(13.4)	NM
Add: adjustment to amortization related to net realized investment gains and losses	47.5	2.5	NM

(Loss) income from continuing operations before federal income tax expense	$(146.5)	$19.7	NM

Other Data
Customer funds managed and administered:
Funding agreements backing medium-term notes	$4,528.7	$4,347.9	4%

[1]	Excluding periodic net amounts paid or received on interest rate swaps that do not qualify for hedge accounting treatment and net realized gains and losses related to securitizations.

The Company recorded a pre-tax operating loss in the first three months of 2008 compared to earnings in the prior year primarily due to lower interest spread income and other income.

Interest spread income declined primarily due to lower investment returns, a decrease in income from mortgage loan prepayments and bond call premiums, and lower earnings from the MTN program.

Lower other income primarily was driven by a fair value adjustment to the Company’s mortgage loan commitments held for sale.

The increase in non-operating net realized investment losses was driven by higher impairment charges in 2008 due to challenging conditions in the credit markets. In addition, the Company recorded higher losses on living benefit embedded derivatives, net of economic hedging activity, primarily as a result of differences between changes in the market value of liabilities and hedge assets in a volatile market. Specifically, these realized losses were driven by the combination of higher implied and realized equity market volatility, falling interest rates, hedge basis mismatch, and market value shifts on dealer valuations of certain long-term derivative contracts.

The following table summarizes net realized investment losses from continuing operations by source for the periods indicated:

	Three months ended March 31,
(in millions)	2008	2007
Total realized (losses) gains on sales, net of hedging losses	$(6.9)	$23.0
Total realized losses on sales, net of hedging gains	(22.3)	(21.7)
Other-than-temporary and other investment impairments	(85.8)	(13.3)
Credit default swaps	(1.0)	(0.3)
Derivatives and embedded derivatives associated with living benefit contracts	(74.8)	—
Other derivatives	(4.5)	1.2

Net realized investment losses	$(195.3)	$(11.1)

The Company has a comprehensive portfolio monitoring process for fixed maturity and equity securities to identify and evaluate the necessity of recording impairment losses for other-than-temporary declines in the fair value of investments.

The following table summarizes for the three months ended March 31, 2008 the Company’s largest aggregate losses on sales and write-downs by issuer, the related circumstances giving rise to the losses and the circumstances that may have affected other material investments held:

	Fair value at sale (proceeds)	YTD loss on sale	YTD write- downs	March 31, 2008
(in millions)				Holdings[1]	Net unrealized gain (loss)
U.S. Government securites that were sold at a loss in the first quarter of 2008. No impairment is necessary on the remaining holdings.	$139.2	$(2.2)	$—	$438.9	$72.8

Ownership interest in a mortgage-backed security. An impairment was recognized in the first quarter of 2008.	0.8	(0.4)	(5.5)	130.2	(12.3)

Ownership interest in a collateralized debt obligation. An impairment was recognized in the first quarter of 2008.	—	—	(12.1)	—	—

Ownership interest in a market value collateralized loan obligation. An impairment was recognized in the first quarter of 2008.	—	—	(11.2)	—	—

Ownership interest in collateralized closed end second lien loans. An impairment was recognized in the first quarter of 2008. [2]	—	—	(7.8)	4.3	—

Ownership interest in a mortgage-backed security. An impairment was recognized in the first quarter of 2008. [2]	—	—	(7.7)	48.7	(2.0)

An international company that specializes in the ownership, management and development of shopping centers. An impairment was recognized in the first quarter of 2008.	—	—	(6.0)	24.0	—

A major newspaper publisher. An impairment was recognized in the first quarter of 2008.	—	—	(4.9)	26.3	—

Ownership interest in a mortgage-backed security. An impairment was recognized in the first quarter of 2008. [2]	—	—	(4.6)	2.1	—

Ownership interest in a mortgage-backed security. An impairment was recognized in the first quarter of 2008.	—	—	(4.3)	6.8	(0.1)

A pooled trust preferred security consisting mostly of structured bank collateral. An impairment was recognized in the first quarter of 2008.	—	—	(3.2)	18.8	(9.2)

Ownership interest in a market value collateralized loan obligation. An impairment was recognized in the first quarter of 2008.	—	—	(3.2)	1.8	—

A major newsprint, pulp and paper manufacturer. An impairment was recognized in the first quarter of 2008.	—	—	(3.0)	8.6	—

A household products retail store. An impairment was recognized in the first quarter of 2008.	—	—	(2.7)	1.8	—

Total	$140.0	$(2.6)	$(76.2)	$712.3	$49.2

[1]	Holdings represent amortized cost of fixed maturity securities and cost of equity securities as of the date indicated.
[2]	Security with Sub-prime collateral.

No other issuer had aggregate losses on sales and write-downs greater than 2.0% of the Company’s total gross losses on sales and write-downs on fixed maturity and equity securities.

Contractual Obligations and Commitments

The Company’s contractual obligations and commitments have not changed materially from those disclosed in the Company’s 2007 Annual Report on Form 10-K.

Off-Balance Sheet Transactions

Under the MTN program, NLIC issues funding agreements to an unconsolidated third party trust to secure notes issued to investors by the trust. The funding agreements rank equal with all other insurance claims of the issuing company in the event of liquidation and should be treated as “annuities” under applicable Ohio insurance law. Therefore, the funding agreement obligations are classified as a component of future policy benefits and claims on the condensed consolidated balance sheets. Because the Company is not the primary beneficiary of, and has no ownership interest in, or control over, the third party trust that issues the MTNs, the Company does not include the trust in its condensed consolidated financial statements. Since the notes issued by the trust have a secured interest in the funding agreements issued by the Company, Moody’s Investors Service, Inc. and Standard & Poor’s Ratings Services, a division of The McGraw-Hill Companies, Inc., assign the same ratings to the notes and the insurance financial strength of the Company. See Part 1 – Financial Information, Item 1 – Condensed Consolidated Financial Statements, Note 5 – Investments for information about off-balance sheet collateral related to the Company’s securities lending program.

ITEM 3 QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company’s market risks have not changed materially from those disclosed in the Company’s 2007 Annual Report on Form 10-K.

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

PART II – OTHER INFORMATION

ITEM 1 LEGAL PROCEEDINGS

See Part 1 – Financial Information, Item 1 – Condensed Consolidated Financial Statements, Note 6 – Contingencies – Legal Matters for a discussion of legal proceedings.

ITEM 1A RISK FACTORS

The Company’s risk factors have not changed materially from those disclosed in the Company’s 2007 Annual Report on Form 10-K.

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

NATIONWIDE LIFE INSURANCE COMPANY (Registrant)

Date: May 8, 2008	/s/ Timothy G. Frommeyer
Timothy G. Frommeyer, Senior Vice President — Chief Financial Officer (Principal Financial Officer and Duly Authorized Officer)