Form 10-Q
period 2008-06-30
NATIONWIDE LIFE INSURANCE CO
filed 2008-08-07
CIK 205695

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2008

or

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

Yes  ☐    No  ☒

No established published trading market exists for the registrant’s common stock, par value $1.00 per share. As of August 1, 2008, 3,814,779 shares of the registrant’s common stock were outstanding, all of which are held by Nationwide Financial Services, Inc.

The Registrant meets the conditions set forth in General Instruction H(1)(a) and (b) of Form 10-Q and is therefore filing this Form in the reduced disclosure format.

NATIONWIDE LIFE INSURANCE COMPANY AND SUBSIDIARIES

FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2008

PART I – FINANCIAL INFORMATION

ITEM 1 Condensed Consolidated Financial Statements

NATIONWIDE LIFE INSURANCE COMPANY AND SUBSIDIARIES

(a wholly-owned subsidiary of Nationwide Financial Services, Inc.)

Condensed Consolidated Statements of Income

(Unaudited)

(in millions)

	Three months ended June 30,		Six months ended June 30,
	2008	2007	2008	2007
Revenues:
Policy charges	$311.1	$298.8	$612.0	$589.5
Premiums	72.0	69.7	147.5	142.7
Net investment income	431.8	496.4	881.5	1,010.7
Net realized investment losses	(14.2)	(2.5)	(209.5)	(13.6)
Other income	1.1	(2.1)	1.9	(2.1)

Total revenues	801.8	860.3	1,433.4	1,727.2

Benefits and expenses:
Interest credited to policyholder accounts	275.0	316.9	568.6	639.4
Benefits and claims	129.0	135.7	256.0	239.0
Policyholder dividends	6.2	4.8	14.5	10.7
Amortization of deferred policy acquisition costs	163.5	14.1	225.1	143.8
Interest expense, primarily with Nationwide Financial Services, Inc. (NFS)	15.3	16.8	31.9	31.9
Other operating expenses	120.5	135.0	247.2	263.1

Total benefits and expenses	709.5	623.3	1,343.3	1,327.9

Income from continuing operations before federal income tax expense	92.3	237.0	90.1	399.3
Federal income tax expense	28.5	71.3	10.8	103.4

Income from continuing operations	63.8	165.7	79.3	295.9
Cumulative effect of adoption of accounting principle, net of taxes	—	—	—	(6.0)

Net income	$63.8	$165.7	$79.3	$289.9

See accompanying notes to condensed consolidated financial statements.

NATIONWIDE LIFE INSURANCE COMPANY AND SUBSIDIARIES

(a wholly-owned subsidiary of Nationwide Financial Services, Inc.)

Condensed Consolidated Balance Sheets

(in millions, except per share amounts)

	June 30, 2008	December 31, 2007
	(Unaudited)
Assets
Investments:
Securities available-for-sale, at fair value:
Fixed maturity securities (cost $23,437.0 and $24,021.2)	$22,568.2	$23,933.4
Equity securities (cost $83.4 and $69.6)	77.3	72.9
Mortgage loans on real estate, net	7,264.0	7,615.4
Short-term investments, including amounts managed by a related party	723.7	959.1
Other investments	1,342.2	1,330.8

Total investments	31,975.4	33,911.6
Cash	24.0	1.3
Accrued investment income	287.7	314.3
Deferred policy acquisition costs	4,269.6	3,997.4
Other assets	1,506.0	1,638.9
Separate account assets	62,955.8	69,676.5

Total assets	$101,018.5	109,540.0

Liabilities and Shareholder’s Equity
Liabilities:
Future policy benefits and claims	$31,223.1	$31,998.4
Short-term debt	249.5	285.3
Long-term debt, payable to NFS	700.0	700.0
Other liabilities	2,220.3	2,642.6
Separate account liabilities	62,955.8	69,676.5

Total liabilities	97,348.7	105,302.8

Shareholder’s equity:
Common stock, $1 par value; authorized - 5.0 shares; issued and outstanding - 3.8 shares	3.8	3.8
Additional paid-in capital	274.4	274.4
Retained earnings	3,882.3	4,049.5
Accumulated other comprehensive loss	(490.7)	(90.5)

Total shareholder’s equity	3,669.8	4,237.2

Total liabilities and shareholder’s equity	$101,018.5	$109,540.0

See accompanying notes to condensed consolidated financial statements.

NATIONWIDE LIFE INSURANCE COMPANY AND SUBSIDIARIES

(a wholly-owned subsidiary of Nationwide Financial Services, Inc.)

Condensed Consolidated Statements of Changes in Shareholder’s Equity

Six Months Ended June 30, 2008 and 2007

(Unaudited)

(in millions)

	Common stock	Additional paid-in capital	Retained earnings	Accumulated other comprehensive (loss) income	Total shareholder’s equity
Balance as of December 31, 2006	$3.8	$274.4	$4,138.8	$28.7	$4,445.7

Dividends to NFS	—	—	(475.0)	—	(475.0)

Comprehensive income:
Net income	—	—	289.9	—	289.9
Other comprehensive loss, net of taxes	—	—	—	(93.4)	(93.4)

Total comprehensive income					196.5

Balance as of June 30, 2007	$3.8	$274.4	$3,953.7	$(64.7)	$4,167.2

Balance as of December 31, 2007	$3.8	$274.4	$4,049.5	$(90.5)	$4,237.2

Dividends to NFS	—	—	(246.5)	—	(246.5)

Comprehensive loss:
Net income	—	—	79.3	—	79.3
Other comprehensive loss, net of taxes	—	—	—	(400.2)	(400.2)

Total comprehensive loss					(320.9)

Balance as of June 30, 2008	$3.8	$274.4	$3,882.3	$(490.7)	$3,669.8

See accompanying notes to condensed consolidated financial statements.

NATIONWIDE LIFE INSURANCE COMPANY AND SUBSIDIARIES

(a wholly-owned subsidiary of Nationwide Financial Services, Inc.)

Condensed Consolidated Statements of Cash Flows

(Unaudited)

(in millions)

	Six months ended June 30,
	2008	2007
Cash flows from operating activities:
Net income	$79.3	$289.9
Adjustments to reconcile net income to net cash provided by operating activities:
Net realized losses on investments, hedgining instruments and hedged items	209.5	13.6
Interest credited to policyholder account values	568.6	639.4
Capitalization of deferred policy acquisition costs	(303.3)	(293.5)
Amortization of deferred policy acquisition costs	225.1	143.8
Amortization and depreciation	5.1	17.0
Decrease in other assets	11.2	221.5
Decrease in policy and other liabilities	(661.0)	(138.8)
Other, net	(1.4)	9.2

Net cash provided by operating activities	133.1	902.1

Cash flows from investing activities:
Proceeds from maturity of securities available-for-sale	2,821.1	2,294.5
Proceeds from sale of securities available-for-sale	1,157.1	2,847.3
Proceeds from repayments or sales of mortgage loans on real estate	500.9	1,171.8
Cost of securities available-for-sale acquired	(3,659.1)	(4,508.7)
Cost of mortgage loans on real estate originated or acquired	(147.9)	(761.4)
Net decrease in short-term investments	230.1	527.8
Collateral paid – securities lending, net	(146.8)	(41.2)
Other, net	(17.6)	(5.5)

Net cash provided by investing activities	737.8	1,524.6

Cash flows from financing activities:
Net (decrease) increase in short-term debt	(35.8)	164.5
Cash dividends paid to NFS	(181.8)	(475.0)
Investment and universal life insurance product deposits and other additions	1,163.2	1,583.4
Investment and universal life insurance product withdrawals and other deductions	(1,968.4)	(3,698.0)
Other	174.6	—

Net cash used in financing activities	(848.2)	(2,425.1)

Net increase in cash	22.7	1.6
Cash, beginning of period	1.3	0.5

Cash, end of period	$24.0	$2.1

See accompanying notes to condensed consolidated financial statements.

NATIONWIDE LIFE INSURANCE COMPANY AND SUBSIDIARIES

(a wholly-owned subsidiary of Nationwide Financial Services, Inc.)

Notes to Condensed Consolidated Financial Statements (Unaudited)

June 30, 2008 and 2007

(1)	Basis of Presentation

The accompanying condensed consolidated financial statements of Nationwide Life Insurance Company and subsidiaries (NLIC, or collectively, the Company) have been prepared in accordance with United States (U.S.) generally accepted accounting principles (GAAP) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all information and footnotes required by GAAP for complete financial statements. The financial information included herein reflects all adjustments (all of which are normal and recurring in nature) which are, in the opinion of management, necessary for a fair presentation of financial position and results of operations. Operating results for all periods presented are not necessarily indicative of the results that may be expected for the full year. All significant intercompany balances and transactions have been eliminated. The accompanying condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and related notes for the year ended December 31, 2007 included in the Company’s 2007 Annual Report on Form 10-K.

The preparation of financial statements in accordance with GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements. Actual results could differ significantly from those estimates.

The Company determined that certain cash flows related to future policy benefits and claims totaling $111.9 million for the three months ended March 31, 2008, which were included as cash flows provided by operating activities on the condensed consolidated statements of cash flows in the applicable Quarterly Report on Form 10-Q, should be presented as financing activities. The net cash provided by operating activities for the three months ended March 31, 2008 as originally filed and revised was $351.1 million and $239.2 million, respectively. The net cash used in financing activities for the three months ended March 31, 2008 as originally filed and revised was $368.9 million and $257.0 million, respectively. They will be presented in that manner on a comparative basis in the 2009 filings.

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

(3)	Recently Issued Accounting Standards

In May 2008, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 162, The Hierarchy of Generally Accepted Accounting Principles (SFAS 162). SFAS 162 identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with U.S. GAAP (the GAAP hierarchy). SFAS 162 will be effective 60 days following the approval by the United States Securities and Exchange Commission (SEC) of the Public Company Accounting Oversight Board amendments to AU Section 411, The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles. The Company does not expect the adoption of SFAS 162 to result in a change in its current practices.

In April 2008, the FASB issued FASB Staff Position (FSP) FAS 142-3, Determination of the Useful Life of Intangible Assets (FSP FAS 142-3). FSP FAS 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142, Goodwill and Other Intangible Assets (SFAS 142). FSP FAS 142-3 is effective for financial statements issued for fiscal years and interim periods beginning after December 15, 2008. The amended factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS 142 are to be applied prospectively to intangible assets acquired after the effective date. The Company does not expect the new factors to materially change the Company’s current methodologies.

NATIONWIDE LIFE INSURANCE COMPANY AND SUBSIDIARIES

(a wholly-owned subsidiary of Nationwide Financial Services, Inc.)

Notes to Condensed Consolidated Financial Statements (Unaudited), Continued

June 30, 2008 and 2007

In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133 (SFAS 161). SFAS 161 amends and expands the disclosure requirements of SFAS 133 with the intent to provide users of financial statements with an enhanced understanding of how and why an entity uses derivative instruments, how derivative instruments and related hedged items are accounted for under SFAS 133 and its related interpretations, and how derivative instruments and related hedged items affect an entity’s financial position, financial performance and cash flows. SFAS 161 requires qualitative disclosures about objectives and strategies for using derivatives, quantitative disclosures about derivative instrument fair values and related gains and losses, and disclosures about credit-risk-related contingent features in derivative agreements. SFAS 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. The Company currently is evaluating the new disclosures required under SFAS 161.

In February 2008, the FASB issued FSP FAS 157-2, Effective Date of FASB Statement No. 157 (FSP FAS 157-2). This FSP delays the effective date of SFAS 157 for nonfinancial assets and liabilities until fiscal years beginning after November 15, 2008. FSP FAS 157-2 applies to nonfinancial assets and liabilities, except for items that are recognized or disclosed at fair value in the Company’s financial statements on a recurring basis (at least annually), and is effective upon issuance. The Company has not yet applied the provisions of SFAS 157 to the nonfinancial assets and liabilities within the scope of FSP FAS 157-2. However, the Company does not expect such application to have a material impact on its financial position or results of operations.

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

June 30, 2008 and 2007

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

June 30, 2008 and 2007

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

•

Level 2 – Unadjusted quoted prices for similar assets or liabilities in active markets or inputs (other than quoted prices) that are observable or that are derived principally from or corroborated by observable market data through correlation or other means. The types of assets and liabilities utilizing Level 2 valuations generally include U.S. Government securities not backed by the full faith of the government, municipal bonds, structured notes and certain mortgage-backed securities (MBSs) and asset-backed securities (ABSs), certain corporate debt, certain private equity investments, and certain derivatives, including certain cross-currency interest rate swaps and credit default swaps.

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

NATIONWIDE LIFE INSURANCE COMPANY AND SUBSIDIARIES

(a wholly-owned subsidiary of Nationwide Financial Services, Inc.)

Notes to Condensed Consolidated Financial Statements (Unaudited), Continued

June 30, 2008 and 2007

The following table summarizes assets and liabilities measured at fair value on a recurring basis as of June 30, 2008:

(in millions)	Level 1	Level 2	Level 3	Total
Assets[1]
Investments:
Securities available-for-sale:
Fixed maturity securities:
U.S. Treasury securities and obligations of U.S. Government corporations and agencies	$546.5	$10.3	$—	$556.8
Obligations of states and political subdivisions	—	223.6	—	223.6
Debt securities issued by foreign governments	—	36.1	—	36.1
Corporate securities	—	11,609.9	1,487.3	13,097.2
Mortgage-backed securities	330.9	4,889.8	138.8	5,359.5
Asset-backed securities	—	2,513.7	781.3	3,295.0

Total fixed maturity securities	877.4	19,283.4	2,407.4	22,568.2
Equity securities	14.0	60.7	2.6	77.3

Total securities available-for-sale	891.4	19,344.1	2,410.0	22,645.5
Mortgage loans held for sale[2]	—	—	90.7	90.7
Short-term investments	159.0	564.7	—	723.7

Total investments	1,050.4	19,908.8	2,500.7	23,459.9

Cash	24.0	—	—	24.0

Derivative assets[3]	28.1	162.2	229.7	420.0

Separate account assets[4]	13,418.1	48,969.4	568.3	62,955.8

Total assets	$14,520.6	$69,040.4	$3,298.7	$86,859.7

Liabilities[1]
Future policy benefits and claims[5]	$—	$—	$(222.0)	$(222.0)
Derivative liabilities[3]	—	(281.5)	(25.3)	(306.8)

Total liabilities	$—	$(281.5)	$(247.3)	$(528.8)

[1]	The Company considered the impact of non-performance risk and its own credit spreads on the valuation of financial instruments.

[2]	Carried at fair value as elected under SFAS 159.

[3]	Comprised of interest rate swaps, cross-currency interest rate swaps, credit default swaps, other non-hedging instruments, equity option contracts and interest rate futures contracts.

[4]	Comprised of public, privately registered and non-registered mutual funds and investments in securities.

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

NATIONWIDE LIFE INSURANCE COMPANY AND SUBSIDIARIES

(a wholly-owned subsidiary of Nationwide Financial Services, Inc.)

Notes to Condensed Consolidated Financial Statements (Unaudited), Continued

June 30, 2008 and 2007

The following tables summarize financial instruments for which the Company used significant unobservable inputs (Level 3) to determine fair value measurements for the three and six month periods ended June 30, 2008:

(in millions)	Balance as of March 31, 2008	Net investment gains (losses)		Purchases, issuances, sales and settlements	Transfers in (out) of Level 3	Balance as of June 30, 2008	Change in unrealized gains (losses) in earnings due to assets still held
		In earnings (realized and unrealized)[1]	In OCI (unrealized)[2]
Assets
Investments:
Securities available-for-sale[3]:
Fixed maturity securities
Corporate securities	$1,523.7	$(8.6)	$(36.4)	$(138.6)	$147.2	$1,487.3	$—
Mortgage-backed securities	103.0	(18.6)	17.2	(4.1)	41.3	138.8	—
Asset-backed securities	854.1	(42.0)	(16.7)	(13.4)	(0.7)	781.3	—

Total fixed maturity securities	2,480.8	(69.2)	(35.9)	(156.1)	187.8	2,407.4	—
Equity securities	0.8	—	—	—	1.8	2.6	—

Total securities available-for-sale	2,481.6	(69.2)	(35.9)	(156.1)	189.6	2,410.0	—
Mortgage loans held for sale	90.6	0.2	—	(0.1)	—	90.7	0.2
Short-term investments	670.5	—	—	—	(670.5)	—	—

Total investments	3,242.7	(69.0)	(35.9)	(156.2)	(480.9)	2,500.7	0.2
Derivative assets	231.0	(43.6)	(2.0)	44.3	—	229.7	(41.1)
Separate account assets[4]	1,710.8	(68.2)	—	(234.8)	(839.5)	568.3	(59.5)

Total assets	$5,184.5	$(180.8)	$(37.9)	$(346.7)	$(1,320.4)	$3,298.7	$(100.4)

Liabilities
Future policy benefits and claims[5]	$(324.6)	$104.3	$—	$(1.7)	$—	$(222.0)	$104.3
Derivative liabilities	(20.2)	(10.7)	—	5.6	—	(25.3)	(5.1)

Total liabilities	$(344.8)	$93.6	$—	$3.9	$—	$(247.3)	$99.2

[1]

Includes gains and losses on sales of financial instruments, changes in market value of certain instruments and other-than-temporary impairments. The net unrealized loss on separate account assets is attributable to contractholders and, therefore, is not included in the Company’s earnings.

[2]	Includes changes in market value of certain instruments.

[3]

Includes non-investment grade collateralized mortgage obligations, MBSs and ABSs, ABS trust preferred-residual income notes, counterparty or internally priced securities, and securities that are at or near default based on designations assigned by the National Association of Insurance Commissioners (NAIC) (see Note 5 for a discussion of NAIC Designations). Equity securities represent holdings in non-registered mutual funds with significant unobservable inputs.

[4]

Comprised of non-registered mutual funds with significant unobservable and/or liquidity restrictions. The net unrealized investment loss on these non-registered mutual funds is attributable to contractholders and, therefore, is not included in the Company’s earnings.

[5]

Relates to GMAB, GMWB and EIA embedded derivatives associated with contracts with living benefit riders. Related derivatives are internally valued. The valuation of guaranteed minimum benefit embedded derivatives is based on capital market and actuarial risk assumptions, including risk margin considerations reflecting policyholder behavior. The Company uses observable inputs, such as published swap rates, in its capital market assumptions. Actuarial assumptions, including lapse behavior and mortality rates, are based on annuity experience.

NATIONWIDE LIFE INSURANCE COMPANY AND SUBSIDIARIES

(a wholly-owned subsidiary of Nationwide Financial Services, Inc.)

Notes to Condensed Consolidated Financial Statements (Unaudited), Continued

June 30, 2008 and 2007

(in millions)	Balance as of December 31, 2007	Net investment gains (losses)		Purchases, issuances, sales and settlements	Transfers in (out) of Level 3	Balance as of June 30, 2008	Change in unrealized gains (losses) in earnings due to assets still held
		In earnings (realized and unrealized)[1]	In OCI (unrealized)[2]
Assets
Investments:
Securities available-for-sale[3]:
Fixed maturity securities
Corporate securities	$1,429.5	$(22.1)	$(66.9)	$(186.3)	$333.1	$1,487.3	$—
Mortgage-backed securities	176.6	(18.6)	(23.6)	(8.3)	12.7	138.8	—
Asset-backed securities	754.4	(92.8)	(98.9)	(10.7)	229.3	781.3	2.5

Total fixed maturity securities	2,360.5	(133.5)	(189.4)	(205.3)	575.1	2,407.4	2.5
Equity securities	1.4	—	(0.8)	—	2.0	2.6	—

Total securities available-for-sale	2,361.9	(133.5)	(190.2)	(205.3)	577.1	2,410.0	2.5
Mortgage loans held for sale	86.1	(9.2)	—	13.8	—	90.7	(9.2)
Short-term investments	371.9	—	—	—	(371.9)	—	—

Total investments	2,819.9	(142.7)	(190.2)	(191.5)	205.2	2,500.7	(6.7)
Derivative assets	166.6	17.6	1.2	44.3	—	229.7	20.1
Separate account assets[4]	2,258.3	(666.3)	—	533.4	(1,557.1)	568.3	(657.4)

Total assets	$5,244.8	$(791.4)	$(189.0)	$386.2	$(1,351.9)	$3,298.7	$(644.0)

Liabilities
Future policy benefits and claims[5]	$(128.9)	$(89.5)	$—	$(3.6)	$—	$(222.0)	$(89.5)
Derivative liabilities	(16.3)	(14.6)	—	5.6	—	(25.3)	(9.1)

Total liabilities	$(145.2)	$(104.1)	$—	$2.0	$—	$(247.3)	$(98.6)

[1]

Includes gains and losses on sales of financial instruments, changes in market value of certain instruments and other-than-temporary impairments. The net unrealized loss on separate account assets is attributable to contractholders and, therefore, is not included in the Company’s earnings.

[2]	Includes changes in market value of certain instruments.

[3]

Includes non-investment grade collateralized mortgage obligations, MBSs and ABSs, ABS trust preferred-residual income notes, counterparty or internally priced securities, and securities that are at or near default based on designations assigned by the National Association of Insurance Commissioners (NAIC) (see Note 5 for a discussion of NAIC Designations). Equity securities represent holdings in non-registered mutual funds with significant unobservable inputs.

[4]

Comprised of non-registered mutual funds with significant unobservable and/or liquidity restrictions. The net unrealized investment loss on these non-registered mutual funds is attributable to contractholders and, therefore, is not included in the Company’s earnings.

[5]

Relates to GMAB, GMWB and EIA embedded derivatives associated with contracts with living benefit riders. Related derivatives are internally valued. The valuation of guaranteed minimum benefit embedded derivatives is based on capital market and actuarial risk assumptions, including risk margin considerations reflecting policyholder behavior. The Company uses observable inputs, such as published swap rates, in its capital market assumptions. Actuarial assumptions, including lapse behavior and mortality rates, are based on annuity experience.

NATIONWIDE LIFE INSURANCE COMPANY AND SUBSIDIARIES

(a wholly-owned subsidiary of Nationwide Financial Services, Inc.)

Notes to Condensed Consolidated Financial Statements (Unaudited), Continued

June 30, 2008 and 2007

Transfers

The Company reviews its fair value hierarchy classifications quarterly. Changes in observability of significant valuation inputs identified during these reviews may trigger reclassification of fair value hierarchy levels of financial assets and liabilities. These reclassifications are reported as transfers in/out of Level 3 in the beginning of the period in which the change occurs. During the second quarter of 2008, certain corporate securities and ABSs were not actively traded due to concerns in the securities markets and resulting lack of liquidity. Since observable market prices could not be used, the Company used unobservable inputs to estimate fair value for these securities.

Fair Value on a Nonrecurring Basis

The Company did not have any material assets or liabilities reported at fair value on a nonrecurring basis required to be disclosed under SFAS 157.

NATIONWIDE LIFE INSURANCE COMPANY AND SUBSIDIARIES

(a wholly-owned subsidiary of Nationwide Financial Services, Inc.)

Notes to Condensed Consolidated Financial Statements (Unaudited), Continued

June 30, 2008 and 2007

(5)	Investments

The following table summarizes the amortized cost, gross unrealized gains and losses, and estimated fair values of securities available-for-sale as of the dates indicated:

(in millions)	Amortized cost	Gross unrealized gains	Gross unrealized losses	Estimated fair value
June 30, 2008:
Fixed maturity securities:
U.S. Treasury securities and obligations of U.S. Government corporations	$73.8	$13.4	$0.1	$87.1
Agencies not backed by the full faith and credit of the U. S. Government	414.7	55.6	0.6	469.7
Obligations of states and political subdivisions	228.7	0.1	5.2	223.6
Debt securities issued by foreign governments	33.9	2.4	0.2	36.1
Corporate securities
Public	8,317.4	117.8	304.0	8,131.2
Private	5,025.0	83.6	142.6	4,966.0
Mortgage-backed securities	5,684.1	24.8	349.4	5,359.5
Asset-backed securities	3,659.4	23.8	388.2	3,295.0

Total fixed maturity securities	23,437.0	321.5	1,190.3	22,568.2
Equity securities	83.4	2.3	8.4	77.3

Total securities available-for-sale	$23,520.4	$323.8	$1,198.7	$22,645.5

December 31, 2007:
Fixed maturity securities:
U.S. Treasury securities and obligations of U.S. Government corporations	$110.8	$14.3	$0.4	$124.7
Agencies not backed by the full faith and credit of the U. S. Government	406.1	61.2	—	467.3
Obligations of states and political subdivisions	245.3	1.6	2.7	244.2
Debt securities issued by foreign governments	40.0	2.5	0.1	42.4
Corporate securities
Public	8,253.8	133.4	161.6	8,225.6
Private	5,474.2	131.7	57.6	5,548.3
Mortgage-backed securities	5,855.9	31.3	98.4	5,788.8
Asset-backed securities	3,635.1	31.2	174.2	3,492.1

Total fixed maturity securities	24,021.2	407.2	495.0	23,933.4
Equity securities	69.6	4.8	1.5	72.9

Total securities available-for-sale	$24,090.8	$412.0	$496.5	$24,006.3

The market value of the Company’s general account investments may fluctuate significantly in response to changes in interest rates, investment quality ratings and credit spreads. While the Company has the ability and intent to hold available-for-sale debt securities in unrealized loss positions that are not other-than-temporarily impaired until recovery, it may be likely to experience realized investment losses to the extent its liquidity needs require the disposition of general account fixed maturity securities in unfavorable interest rate, liquidity or credit spread environments.

NATIONWIDE LIFE INSURANCE COMPANY AND SUBSIDIARIES

(a wholly-owned subsidiary of Nationwide Financial Services, Inc.)

Notes to Condensed Consolidated Financial Statements (Unaudited), Continued

June 30, 2008 and 2007

Debt securities accounted for under Emerging Issues Task Force Issue No. 99-20, Recognition of Interest Income and Impairment on Purchased and Retained Beneficial Interests in Securitized Financial Assets, may experience other-than-temporary impairment in future periods in the event an adverse change in cash flows is anticipated. Furthermore, equity securities may experience other-than-temporary impairment in the future based on the prospects for recovery in value in a reasonable time period. In the financial sector, the Company held fixed maturity securities with features of equity-type securities with estimated fair values of $761.1 million and $674.4 million, and gross unrealized losses of $62.2 million and $17.6 million, as of June 30, 2008 and December 31, 2007, respectively. The Company evaluates such securities for other-than-temporary impairment utilizing the criterion of an equity security.

The table below summarizes the amortized cost and estimated fair value of fixed maturity securities available-for-sale, by maturity, as of June 30, 2008. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

(in millions)	Amortized cost	Estimated fair value
Fixed maturity securities available-for-sale:
Due in one year or less	$1,243.1	$1,264.8
Due after one year through five years	7,083.2	7,049.0
Due after five years through ten years	2,792.4	2,744.2
Due after ten years	2,974.8	2,855.7

Subtotal	14,093.5	13,913.7
Mortgage-backed securities	5,684.1	5,359.5
Asset-backed securities	3,659.4	3,295.0

Total	$23,437.0	$22,568.2

The following table presents the components of net unrealized losses on securities available-for-sale as of the dates indicated:

(in millions)	June 30, 2008	December 31, 2007
Net unrealized losses before adjustments and taxes	$(904.1)	$(84.5)
Adjustment to deferred policy acquisition costs	281.5	87.1
Adjustment to future policy benefits and claims	(56.8)	(77.7)
Deferred federal income tax benefit	237.6	26.1

Net unrealized losses	$(441.8)	$(49.0)

Net unrealized losses, before adjustments and taxes, excludes the portion of the change in fair value attributable to fixed maturity securities designated in fair value hedging relationships, which is recorded in earnings rather than other comprehensive income. As of June 30, 2008, the amount was $29.2 million.

NATIONWIDE LIFE INSURANCE COMPANY AND SUBSIDIARIES

(a wholly-owned subsidiary of Nationwide Financial Services, Inc.)

Notes to Condensed Consolidated Financial Statements (Unaudited), Continued

June 30, 2008 and 2007

The following table presents an analysis of the net increase in net unrealized (losses) gains on securities available-for-sale before adjustments and taxes for the periods indicated:

	Three months ended June 30,		Six months ended June 30,
(in millions)	2008	2007	2008	2007
Fixed maturity securities	$(426.9)	$(339.6)	$(781.0)	$(247.3)
Equity securities	(3.4)	0.4	(9.4)	0.4

Net increase	$(430.3)	$(339.2)	$(790.4)	$(246.9)

NATIONWIDE LIFE INSURANCE COMPANY AND SUBSIDIARIES

(a wholly-owned subsidiary of Nationwide Financial Services, Inc.)

Notes to Condensed Consolidated Financial Statements (Unaudited), Continued

June 30, 2008 and 2007

For securities available-for-sale as of the dates indicated, the following table summarizes the Company’s gross unrealized losses based on the amount of time each type of security has been in an unrealized loss position:

	Less than or equal to one year		More than one year		Total
(in millions)	Estimated fair value	Gross unrealized losses	Estimated fair value	Gross unrealized losses	Estimated fair value	Gross unrealized losses
June 30, 2008:
Fixed maturity securities:
U.S. Treasury securities and obligations of U.S. Government corporations	$4.7	$0.1	$—	$—	$4.7	$0.1
Agencies not backed by the full faith and credit of the U.S. Government	16.1	0.6	—	—	16.1	0.6
Obligations of states and political subdivisions	155.0	2.6	31.1	2.6	186.1	5.2
Debt securities issued by foreign governments	4.8	0.2	—	—	4.8	0.2
Corporate securities
Public	3,626.6	169.4	1,305.1	134.6	4,931.7	304.0
Private	2,174.3	82.2	934.6	60.4	3,108.9	142.6
Mortgage-backed securities	2,232.9	145.4	1,662.8	204.0	3,895.7	349.4
Asset-backed securities	1,492.6	176.6	1,271.7	211.6	2,764.3	388.2

Total fixed maturity securities	9,707.0	577.1	5,205.3	613.2	14,912.3	1,190.3
Equity securities	63.3	8.3	0.1	0.1	63.4	8.4

Total	$9,770.3	$585.4	$5,205.4	$613.3	$14,975.7	$1,198.7

% of total gross unrealized losses		49%		51%

December 31, 2007:
Fixed maturity securities:
U.S. Treasury securities and obligations of U.S. Government corporations	$16.4	$0.4	$2.6	$—	$19.0	$0.4
Agencies not backed by the full faith and credit of the U.S. Government	—	—	13.9	—	13.9	—
Obligations of states and political subdivisions	15.4	0.1	149.6	2.6	165.0	2.7
Debt securities issued by foreign governments	11.5	0.1	—	—	11.5	0.1
Corporate securities
Public	2,354.0	95.2	1,966.8	66.4	4,320.8	161.6
Private	680.6	17.1	1,814.7	40.5	2,495.3	57.6
Mortgage-backed securities	1,227.8	23.7	2,466.4	74.7	3,694.2	98.4
Asset-backed securities	1,453.8	127.1	1,078.1	47.1	2,531.9	174.2

Total fixed maturity securities	5,759.5	263.7	7,492.1	231.3	13,251.6	495.0
Equity securities	17.1	1.5	0.1	—	17.2	1.5

Total	$5,776.6	$265.2	$7,492.2	$231.3	$13,268.8	$496.5

% of total gross unrealized losses		53%		47%

NATIONWIDE LIFE INSURANCE COMPANY AND SUBSIDIARIES

(a wholly-owned subsidiary of Nationwide Financial Services, Inc.)

Notes to Condensed Consolidated Financial Statements (Unaudited), Continued

June 30, 2008 and 2007

The Company has fixed maturity securities that have been in an unrealized loss position for more than one year that are not other-than-temporarily impaired. The Company reviews each asset in an unrealized loss position and evaluates whether or not the loss is other-than-temporary. This evaluation considers several factors, including the extent of the unrealized loss, the rating of the affected security, the Company’s ability and intent to hold the security until recovery, and economic conditions that could affect the creditworthiness of the issuer. As of June 30, 2008, fixed maturity securities that have been in an unrealized loss position for more than one year totaled $613.2 million, or 52% of the Company’s total unrealized losses on fixed maturity securities. Of this total, $569.7 million, or 93%, were classified as investment grade securities, as defined by the NAIC.

The majority of the increases in the Company’s unrealized losses from December 31, 2007 to June 30, 2008 were attributable to corporate securities, MBSs and ABSs. These increased unrealized loss positions primarily were driven by the combined impact of volatility in investment quality ratings and credit spreads, illiquid markets, and interest rate movements. In particular, exposure to the financial sector, including through structured securities such as trust preferred, collateralized loan obligations and collateralized debt obligations, have been significantly affected by negative circumstances in that sector. There is risk that further declines in estimated fair values of investments, or changes in anticipated recoveries and/or cash flows, may cause further other-than-temporary impairments in future periods, which could be significant.

As of June 30, 2008, $350.6 million (79%) of the Company’s unrealized losses on corporate securities relate to corporate securities classified as investment grade, as defined by the NAIC. Of those losses, $195.7 million (56%) relate to corporate securities that have been in an unrealized loss position for less than one year, with 66% of those investments having ratios of estimated fair value to amortized cost of at least 90%. Of the Company’s corporate securities in unrealized loss positions classified as non-investment grade, 58% have been in an unrealized loss position for less than one year.

As of June 30, 2008, $349.4 million (100%) of the Company’s unrealized losses on MBSs relate to MBSs classified as investment grade, as defined by the NAIC. Of those losses, $145.3 million (42%) relate to MBSs that have been in an unrealized loss position for less than one year. Of the Company’s investment grade MBSs in unrealized loss positions that have been so for more than one year, 87% have ratios of estimated fair value to amortized cost of at least 80%.

As of June 30, 2008, $365.8 million (94%) of the Company’s unrealized losses on ABSs relate to ABSs classified as investment grade, as defined by the NAIC. Of those losses, $157.6 million (43%) relate to ABSs that have been in an unrealized loss position for less than one year. Of the Company’s ABSs in unrealized loss positions classified as non-investment grade, 85% have been in an unrealized loss position for less than one year.

NATIONWIDE LIFE INSURANCE COMPANY AND SUBSIDIARIES

(a wholly-owned subsidiary of Nationwide Financial Services, Inc.)

Notes to Condensed Consolidated Financial Statements (Unaudited), Continued

June 30, 2008 and 2007

For fixed maturity securities available-for-sale, the following tables summarize, as of the dates indicated, the Company’s gross unrealized loss position categorized as investment grade vs. non-investment grade, as defined by the NAIC, in an unrealized loss position for the period of time indicated, and based on the ratio of estimated fair value to amortized cost (in millions):

	Period of time for which unrealized loss has existed as of June 30, 2008
	Investment Grade			Non-Investment Grade			Total
Ratio of estimated fair value to amortized cost	Less than or equal to one year	More than one year	Total	Less than or equal to one year	More than one year	Total	Less than or equal to one year	More than one year	Total
99.9% - 95.0%	$130.7	$38.8	$169.5	$9.8	$5.7	$15.5	$140.5	$44.5	$185.0
94.9% - 90.0%	85.2	133.6	218.8	17.7	7.9	25.6	102.9	141.5	244.4
89.9% - 85.0%	68.3	110.3	178.6	14.4	9.2	23.6	82.7	119.5	202.2
84.9% - 80.0%	48.7	130.3	179.0	6.8	5.3	12.1	55.5	135.6	191.1
Below 80.0%	169.3	156.7	326.0	26.2	15.4	41.6	195.5	172.1	367.6

Total	$502.2	$569.7	$1,071.9	$74.9	$43.5	$118.4	$577.1	$613.2	$1,190.3

	Period of time for which unrealized loss has existed as of December 31, 2007
	Investment Grade			Non-Investment Grade			Total
Ratio of estimated fair value to amortized cost	Less than or equal to one year	More than one year	Total	Less than or equal to one year	More than one year	Total	Less than or equal to one year	More than one year	Total
99.9% - 95.0%	$55.2	$93.5	$148.7	$13.1	$5.2	$18.3	$68.3	$98.7	$167.0
94.9% - 90.0%	49.9	84.6	134.5	13.2	4.4	17.6	63.1	89.0	152.1
89.9% - 85.0%	34.6	19.2	53.8	3.1	6.3	9.4	37.7	25.5	63.2
84.9% - 80.0%	16.3	6.2	22.5	3.0	0.2	3.2	19.3	6.4	25.7
Below 80.0%	60.5	5.8	66.3	14.9	5.8	20.7	75.4	11.6	87.0

Total	$216.5	$209.3	$425.8	$47.3	$21.9	$69.2	$263.8	$231.2	$495.0

As noted in the table above, as of June 30, 2008, 36% of the Company’s investments in an unrealized loss position had ratios of estimated fair value to amortized cost of at least 90%. In addition, 90% of the Company’s investments in an unrealized loss position were classified as investment grade, as defined by the NAIC. Of the Company’s investments in unrealized loss positions classified as non-investment grade, 63% have been in an unrealized loss position for less than one year.

The NAIC assigns securities quality ratings and uniform valuations (called NAIC Designations), which are used by insurers when preparing their annual statements. For most securities, NAIC ratings are derived from ratings received from nationally recognized rating agencies. The NAIC also assigns ratings to securities that do not receive public ratings. The designations assigned by the NAIC range from class 1 (highest quality) to class 6 (lowest quality). Of the Company’s general account fixed maturity securities, 93% and 94% were in the two highest NAIC Designations as of June 30, 2008 and December 31, 2007, respectively.

NATIONWIDE LIFE INSURANCE COMPANY AND SUBSIDIARIES

(a wholly-owned subsidiary of Nationwide Financial Services, Inc.)

Notes to Condensed Consolidated Financial Statements (Unaudited), Continued

June 30, 2008 and 2007

The following table summarizes the credit quality, as determined by NAIC Designation, of the Company’s general account fixed maturity securities portfolio as of the dates indicated and shows the equivalent ratings between the NAIC and nationally recognized rating agencies:

(in millions)		June 30, 2008		December 31, 2007
NAIC designation[1]	Rating agency equivalent designation[2]	Amortized cost	Estimated fair value	Amortized cost	Estimated fair value
1	Aaa/Aa/A	$16,115.9	$15,399.3	$16,765.5	$16,662.7
2	Baa	5,706.5	5,646.7	5,730.3	5,784.3
3	Ba	1,103.6	1,050.4	1,101.6	1,078.3
4	B	355.9	330.5	325.0	316.8
5	Caa and lower	91.7	78.5	60.2	52.7
6	In or near default	63.4	62.8	38.6	38.6

	Total	$23,437.0	$22,568.2	$24,021.2	$23,933.4

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

Recent conditions in the securities markets, including changes in investment quality ratings, liquidity, credit spreads and interest rates, have resulted in declines in the values of investment securities, including commercial MBSs and ABSs. When evaluating whether these securities are other-than-temporarily impaired, the Company considers characteristics of the underlying collateral, such as delinquency and default rates, the quality of the underlying borrower, the type of collateral in the pool, the vintage year of the collateral, subordination levels within the structure of the collateral pool, expected future cash flows, and the Company’s ability and intent to hold the security to recovery. These and other factors also affect the estimated fair value of these securities.

The Company’s investments in MBSs and ABSs include securities that are supported by Alt-A and Sub-prime collateral. The Company considers Alt-A collateral to be mortgages whose underwriting standards do not qualify the mortgage for regular conforming or jumbo loan programs. Typical underwriting characteristics that cause a mortgage to fall into the Alt-A classification may include, but are not limited to, inadequate loan documentation of a borrower’s financial information, debt-to-income ratios above normal lending limits, loan-to-value ratios above normal lending limits that do not have primary mortgage insurance, a borrower who is a temporary resident, and loans securing non-conforming types of real estate. Alt-A mortgages are generally issued to borrowers having higher Fair Isaac Credit Organization (FICO) scores, and the lender typically issues a slightly higher interest rate for such mortgages. The Company considers Sub-prime collateral to be mortgages that are first-lien mortgage loans issued to Sub-prime borrowers, as demonstrated by recent delinquent rent or housing payments or substandard FICO scores. Second-lien mortgage loans are also considered Sub-prime. The amortized cost and estimated fair value of the Company’s investments in securities containing Alt-A collateral totaled $2,011.6 million and $1,762.0 million, respectively, and the amortized cost and estimated fair value of the Company’s investments in securities containing Sub-prime collateral totaled $693.5 and $619.1, respectively. As of June 30, 2008, 99% and 76% of securities containing Alt-A and Sub-prime collateral, respectively, were rated AA or better. In addition, 59% and 70% of Alt-A and Sub-prime collateral, respectively, was originated in 2005 or earlier.

Proceeds from the sale of securities available-for-sale during the six months ended June 30, 2008 and 2007 were $1.16 billion and $2.85 billion, respectively. During the six months ended June 30, 2008 and 2007, gross gains of $17.5 million and $38.1 million, respectively, and gross losses of $13.9 million $42.4 million, respectively, were realized on those sales.

NATIONWIDE LIFE INSURANCE COMPANY AND SUBSIDIARIES

(a wholly-owned subsidiary of Nationwide Financial Services, Inc.)

Notes to Condensed Consolidated Financial Statements (Unaudited), Continued

June 30, 2008 and 2007

Real estate held for use was $2.8 million and $17.8 million as of June 30, 2008 and December 31, 2007, respectively. These assets are carried at cost less accumulated depreciation, which was $0.4 million and $3.6 million as of June 30, 2008 and December 31, 2007, respectively. The carrying value of real estate held for sale was $14.8 million as of June 30, 2008 (there was no real estate held for sale as of December 31, 2007).

As of June 30, 2008 and December 31, 2007, the carrying value of commercial mortgage loans on real estate considered impaired was $4.2 million and $7.4 million, respectively (for which a $3.2 million and $3.0 million valuation allowance had been established, respectively). No valuation allowance exists for collateral dependent commercial mortgage loans for which the fair value of the collateral is estimated to be greater than the carrying value.

The following table summarizes activity in the valuation allowance account for mortgage loans on real estate for the periods indicated:

	Six months ended June 30,
(in millions)	2008	2007
Allowance, beginning of period	$23.1	$34.3
Net change in allowance	1.0	(13.7)

Allowance, end of period	$24.1	$20.6

The following table summarizes net realized investment losses from continuing operations by source for the periods indicated:

	Three months ended June 30,		Six months ended June 30,
(in millions)	2008	2007	2008	2007
Total realized gains on sales, net of hedging losses	$11.6	$18.3	$7.9	$41.3
Total realized losses on sales, net of hedging gains	(10.6)	(15.8)	(32.9)	(37.5)
Other-than-temporary and other investment impairments	(79.3)	(6.2)	(165.1)	(19.5)
Credit default swaps	(2.0)	(1.5)	(6.2)	(1.8)
Derivatives and embedded derivatives associated with living benefit contracts	57.1	—	(17.7)	—
Other derivatives	9.0	2.7	4.5	3.9

Net realized investment losses	$(14.2)	$(2.5)	$(209.5)	$(13.6)

NATIONWIDE LIFE INSURANCE COMPANY AND SUBSIDIARIES

(a wholly-owned subsidiary of Nationwide Financial Services, Inc.)

Notes to Condensed Consolidated Financial Statements (Unaudited), Continued

June 30, 2008 and 2007

The following table summarizes other-than-temporary and other investment impairments by asset type for the periods indicated:

	Three months ended June 30,		Six months ended June 30,
(in millions)	2008	2007	2008	2007
Fixed maturity securities:
Corporate securities
Public	$14.6	$4.7	$24.6	$4.9
Private	3.7	—	14.1	10.6
Mortgage-backed securities	18.6	—	18.6	—
Asset-backed securities	42.2	0.2	107.6	1.4

Total fixed maturity securities	79.1	4.9	164.9	16.9
Other	0.2	1.3	0.2	2.6

Total other-than-temporary and other investment impairments	$79.3	$6.2	$165.1	$19.5

The following table summarizes net investment income from continuing operations by investment type for the periods indicated:
	Three months ended June 30,		Six months ended June 30,
(in millions)	2008	2007	2008	2007
Securities available-for-sale:
Fixed maturity securities	$332.6	$342.8	$683.0	$688.5
Equity securities	1.4	0.9	3.1	1.2
Mortgage loans on real estate	114.6	125.1	235.0	263.2
Short-term investments	2.1	7.6	5.0	19.0
Other	(5.2)	35.0	(15.5)	69.6

Gross investment income	445.5	511.4	910.6	1,041.5
Less: investment expenses	13.7	15.0	29.1	30.8

Net investment income	$431.8	$496.4	$881.5	$1,010.7

Fixed maturity securities with an amortized cost of $37.3 million and $8.3 million as of June 30, 2008 and December 31, 2007, respectively, were on deposit with various regulatory agencies as required by law.

As of June 30, 2008 and December 31, 2007, the Company had received $359.7 million and $551.9 million, respectively, of cash collateral on securities lending. The Company had not received any non-cash collateral on securities lending as of June 30, 2008 and December 31, 2007. As of June 30 2008 and December 31, 2007, the Company had loaned securities with a fair value of $351.7 million and $541.2 million, respectively.

As of June 30, 2008 and December 31, 2007, the Company had received $200.0 million and $245.4 million, respectively, of cash for derivative collateral. The Company also held $24.2 million and $18.5 million of securities as off-balance sheet collateral on derivative transactions as of June 30, 2008 and December 31, 2007, respectively. As of June 30, 2008, the Company had pledged fixed maturity securities with a fair value of $52.9 million as collateral to various derivative counterparties compared to $18.8 million as of December 31, 2007.

NATIONWIDE LIFE INSURANCE COMPANY AND SUBSIDIARIES

(a wholly-owned subsidiary of Nationwide Financial Services, Inc.)

Notes to Condensed Consolidated Financial Statements (Unaudited), Continued

June 30, 2008 and 2007

(6)	Federal Income Taxes

During the second quarter of 2008, the Company recorded $12.7 million of net federal income tax expense adjustments primarily related to differences between the 2007 estimated tax liability and the amounts expected to be reported on the Company’s 2007 tax returns when filed. These changes in estimates primarily were driven by the Company’s separate account dividends received deduction (DRD).

Total federal income tax (benefit) expense differs from the amount computed by applying the U.S. federal income tax rate to income from continuing operations before federal income tax (benefit) expense as follows for the periods indicated:

	Three months ended June 30,
	2008		2007
(dollars in millions)	Amount	%	Amount	%
Computed (expected) tax expense	$32.3	35.0	$83.0	35.0
DRD	(0.6)	(0.7)	(9.5)	(4.0)
Other, net	(3.2)	(3.4)	(2.2)	(0.9)

Total	$28.5	30.9	$71.3	30.1

	Six months ended June 30,
	2008		2007
(dollars in millions)	Amount	%	Amount	%
Computed (expected) tax expense	$31.5	35.0	$139.8	35.0
DRD	(18.4)	(20.4)	(29.1)	(7.3)
Other, net	(2.3)	(2.6)	(7.3)	(1.8)

Total	$10.8	12.0	$103.4	25.9

NATIONWIDE LIFE INSURANCE COMPANY AND SUBSIDIARIES

(a wholly-owned subsidiary of Nationwide Financial Services, Inc.)

Notes to Condensed Consolidated Financial Statements (Unaudited), Continued

June 30, 2008 and 2007

(7)	Shareholder’s Equity and Dividend Restrictions

On August 6, 2008, Nationwide Financial Services, Inc. (NFS) entered into a definitive agreement for Nationwide Mutual Insurance Company (NMIC), Nationwide Mutual Fire Insurance Company and Nationwide Corporation to acquire all of the outstanding publicly held Class A common shares of the Company for $52.25 per share in cash. The transaction is expected to close by the end of 2008 or early 2009, subject to shareholder approval and customary regulatory approvals and closing conditions. NMIC and its affiliates, which collectively hold 95.2% of the combined voting power of the outstanding common shares, have indicated that they will vote to approve the transaction.

Dividend Restrictions

The payment of dividends by NLIC is subject to restrictions set forth in the insurance laws and regulations of the State of Ohio, its domiciliary state. The State of Ohio insurance laws require Ohio-domiciled life insurance companies to seek prior regulatory approval to pay a dividend or distribution of cash or other property if the fair market value thereof, together with that of other dividends or distributions made in the preceding 12 months, exceeds the greater of (1) 10% of statutory-basis policyholders’ surplus as of the prior December 31 or (2) the statutory-basis net income of the insurer for the prior year. NLIC’s statutory capital and surplus as of December 31, 2007 was $2.50 billion, and statutory net income for 2007 was $309.0 million. As of July 1, 2008, NLIC could not pay any dividends to NFS without obtaining prior approval from the Ohio Department of Insurance (ODI). On April 7, 2008, NLIC paid a $246.5 million dividend to NFS after providing prior notice to the ODI. The dividend included $181.9 million in cash and $64.6 million in securities.

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

June 30, 2008 and 2007

Comprehensive (Loss) Income

The Company’s comprehensive (loss) income includes net income and certain items that are reported directly within separate components of shareholder’s equity that are not recorded in net income (other comprehensive income or loss).

The following table summarizes the Company’s other comprehensive loss, before and after federal income tax benefit, for the periods indicated:

	Three months ended June 30,		Six months ended June 30,
(in millions)	2008	2007	2008	2007
Net unrealized losses on securities available-for-sale arising during the period:
Net unrealized losses before adjustments	$(473.5)	$(346.6)	$(980.9)	$(268.2)
Net adjustment to deferred policy acquisition costs	109.4	92.2	194.4	57.9
Net adjustment to future policy benefits and claims	52.8	25.2	20.9	28.5
Related federal income tax benefit	108.8	80.3	268.0	63.6

Net unrealized losses	(202.5)	(148.9)	(497.6)	(118.2)

Reclassification adjustment for net realized losses on securities available-for-sale realized during the period:
Net unrealized losses	75.7	7.3	161.3	21.2
Related federal income tax benefit	(26.5)	(2.5)	(56.5)	(7.4)

Net reclassification adjustment	49.2	4.8	104.8	13.8

Other comprehensive loss on securities available-for-sale	(153.3)	(144.1)	(392.8)	(104.4)

Accumulated net holding gains (losses) on cash flow hedges:
Unrealized holding gains (losses)	25.1	12.4	(17.9)	16.9
Related federal income tax (expense) benefit	(8.8)	(4.3)	6.3	(5.9)

Other comprehensive income (loss) on cash flow hedges	16.3	8.1	(11.6)	11.0

Other unrealized gains:
Net unrealized gains	8.4	—	6.4	—
Related federal income tax expense	(2.9)	—	(2.2)	—

Other net unrealized gains	5.5	—	4.2	—

Total other comprehensive loss	$(131.5)	$(136.0)	$(400.2)	$(93.4)

Adjustments for net realized gains and losses on the ineffective portion of cash flow hedges were immaterial during the three and six month periods ended June 30, 2008 and 2007.

NATIONWIDE LIFE INSURANCE COMPANY AND SUBSIDIARIES

(a wholly-owned subsidiary of Nationwide Financial Services, Inc.)

Notes to Condensed Consolidated Financial Statements (Unaudited), Continued

June 30, 2008 and 2007

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

June 30, 2008 and 2007

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

On November 20, 2007, NLIC and Nationwide Retirement Solutions, Inc. (NRS) were named in a lawsuit filed in the Circuit Court of Jefferson County, Alabama entitled Ruth A. Gwin and Sandra H. Turner, and a class of similarly situated individuals v NLIC, NRS, Alabama State Employees Association, PEBCO, Inc. and Fictitious Defendants A to Z. The plaintiffs purport to represent a class of all participants in the Alabama State Employees Association (ASEA) plan, excluding members of the Board of Control during the Class Period and excluding ASEA’s directors, officers and board members during the class period. The class period is the date from which NLIC and/or NRS first made a payment to ASEA or PEBCO arising out of the funding agreement dated March 24, 2004 to the date class notice is provided. The plaintiffs allege that the defendants breached their fiduciary duties, converted plan participants’ properties, and breached their contract when payments were made and the plan was administered under the funding agreement. The complaint seeks a declaratory judgment, an injunction, disgorgement of amounts paid, compensatory and punitive damages, interest, attorneys’ fees and costs, and such other equitable and legal relief to which the plaintiffs and class members may be entitled. On January 9, 2008, NLIC and NRS filed a Notice of Removal to the United States District Court Northern District of Alabama, Southern Division. On January 16, 2008, NLIC and NRS filed a motion to dismiss. On January 24, 2008, the plaintiffs filed a motion to remand. On April 15, 2008, the Court remanded this case back to state court in Jefferson County, Alabama. On May 12, 2008, the Company filed a motion to dismiss. NLIC and NRS continue to defend this lawsuit vigorously.

On July 11, 2007, NLIC was named in a lawsuit filed in the United States District Court for the Western District of Washington at Tacoma entitled Jerre Daniels-Hall and David Hamblen, Individually and on behalf of All Others Similarly Situated v. National Education Association, NEA Member Benefits Corporation, Nationwide Life Insurance Company, Security Benefit Life Insurance Company, Security Benefit Group, Inc., Security Distributors, Inc., et. al. The plaintiff seeks to represent a class of all current or former National Education Association (NEA) members who participated in the NEA Valuebuilder 403(b) program at any time between January 1, 1991 and the present (and their heirs and/or beneficiaries). The plaintiffs allege that the defendants violated the Employee Retirement Income Security Act of 1974, as amended (ERISA) by failing to prudently and loyally manage plan assets, by failing to provide complete and accurate information, by engaging in prohibited transactions, and by breaching their fiduciary duties when they failed to prevent other fiduciaries from breaching their fiduciary duties. The complaint seeks to have the defendants restore all losses to the plan, restoration of plan assets and profits to participants, disgorgement of endorsement fees, disgorgement of service fee payments, disgorgement of excessive fees charged to plan participants, other unspecified relief for restitution, declaratory and injunctive relief, and attorneys’ fees. On October 12, 2007, NLIC filed a motion to dismiss. On May 23, 2008, the Court granted the defendants’ motion to dismiss. On June 19, 2008, the plaintiffs filed a notice of appeal. NLIC continues to defend this lawsuit vigorously.

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

NATIONWIDE LIFE INSURANCE COMPANY AND SUBSIDIARIES

(a wholly-owned subsidiary of Nationwide Financial Services, Inc.)

Notes to Condensed Consolidated Financial Statements (Unaudited), Continued

June 30, 2008 and 2007

On February 11, 2005, NLIC was named in a class action lawsuit filed in Common Pleas Court, Franklin County, Ohio entitled Michael Carr v. Nationwide Life Insurance Company. The plaintiff claims that the total of modal payments that policyholders paid per year exceeded the guaranteed maximum premium provided for in the policy. The complaint seeks recovery for breach of contract, fraud by omission, violation of the Ohio Deceptive Trade Practices Act and unjust enrichment. The complaint also seeks unspecified compensatory damages, disgorgement of all amounts in excess of the guaranteed maximum premium and attorneys’ fees. On February 2, 2006, the court granted the plaintiff’s motion for class certification on the breach of contract and unjust enrichment claims. The court certified a class consisting of all residents of the United States and the Virgin Islands who, during the class period, paid premiums on a modal basis to NLIC for term life insurance policies issued by NLIC during the class period that provide for guaranteed maximum premiums, excluding certain specified products. Excluded from the class are NLIC; any parent, subsidiary or affiliate of NLIC; all employees, officers and directors of NLIC; and any justice, judge or magistrate judge of the State of Ohio who may hear the case. The class period is from February 10, 1990 through February 2, 2006, the date the class was certified. On January 26, 2007, the plaintiff filed a motion for summary judgment. On April 30, 2007, NLIC filed a motion for summary judgment. On February 4, 2008, the Court entered its ruling on the parties’ pending motions for summary judgment. The Court granted NLIC’s motion for summary judgment for some of the plaintiffs’ causes of action, including breach of contract claims on all decreasing term policies, plaintiff Carr’s individual claims for fraud by omission, violation of the Ohio Deceptive Trade Practices Act and all unjust enrichment claims. However, several claims against NLIC remain, including plaintiff Carr’s individual claim for breach of contract and the plaintiff Class’ claims for breach of contract for the term life policies in 43 of 51 jurisdictions. On May 16, 2008, the parties filed their briefs on NLIC’s motion for summary judgment on the voluntary payment doctrine or, in the alternative, decertification. Additional briefs were filed on June 20, 2008. NLIC continues to defend this lawsuit vigorously.

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

June 30, 2008 and 2007

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

June 30, 2008 and 2007

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

Corporate and Other

The Corporate and Other segment includes the MTN program; structured products business; non-operating realized gains and losses, including mark-to-market adjustments on embedded derivatives, net of economic hedges, related to products with living benefits included in the Individual Investments segment; and other revenues and expenses not allocated to other segments.

NATIONWIDE LIFE INSURANCE COMPANY AND SUBSIDIARIES

(a wholly-owned subsidiary of Nationwide Financial Services, Inc.)

Notes to Condensed Consolidated Financial Statements (Unaudited), Continued

June 30, 2008 and 2007

The following tables summarize the Company’s business segment operating results for the periods indicated:

	Three months ended June 30, 2008
(in millions)	Individual Investments	Retirement Plans	Individual Protection	Corporate and Other	Total

Revenues:
Policy charges	$162.1	$32.1	$116.9	$—	$311.1
Premiums	30.0	—	42.0	—	72.0
Net investment income	123.7	157.1	85.4	65.6	431.8
Non-operating net realized investment losses[1]	—	—	—	(19.8)	(19.8)
Other income	1.1	—	—	5.6	6.7

Total revenues	316.9	189.2	244.3	51.4	801.8

Benefits and expenses:
Interest credited to policyholder accounts	87.9	103.9	44.4	38.8	275.0
Benefits and claims	56.7	—	72.3	—	129.0
Policyholder dividends	—	—	6.2	—	6.2
Amortization of DAC	82.0	11.8	35.3	34.4	163.5
Interest expense	—	—	—	15.3	15.3
Other operating expenses	46.6	37.4	30.9	5.6	120.5

Total benefits and expenses	273.2	153.1	189.1	94.1	709.5

Income (loss) from continuing operations before federal income tax expense	43.7	36.1	55.2	(42.7)	$92.3

Less: non-operating net realized investment losses[1]	—	—	—	19.8
Less: adjustment to amortization related to net realized investment gains and losses	—	—	—	34.4

Pre-tax operating earnings	$43.7	$36.1	$55.2	$11.5

[1]	Excluding periodic net amounts paid or received on interest rate swaps that do not qualify for hedge accounting treatment and net realized gains and losses related to securitizations.

NATIONWIDE LIFE INSURANCE COMPANY AND SUBSIDIARIES

(a wholly-owned subsidiary of Nationwide Financial Services, Inc.)

Notes to Condensed Consolidated Financial Statements (Unaudited), Continued

June 30, 2008 and 2007

	Three months ended June 30, 2007
	Individual Investments	Retirement Plans	Individual Protection	Corporate and Other	Total
(in millions)
Revenues:
Policy charges	$164.1	$35.2	$99.5	$—	$298.8
Premiums	30.0	—	39.7	—	69.7
Net investment income	158.4	158.1	80.2	99.7	496.4
Non-operating net realized investment losses[1]	—	—	—	(4.0)	(4.0)
Other income	(0.8)	—	—	0.2	(0.6)

Total revenues	351.7	193.3	219.4	95.9	860.3

Benefits and expenses:
Interest credited to policyholder accounts	108.1	108.4	44.0	56.4	316.9
Benefits and claims	74.9	—	60.8	—	135.7
Policyholder dividends	—	—	4.8	—	4.8
Amortization of DAC	12.7	(1.1)	5.0	(2.5)	14.1
Interest expense	—	—	—	16.8	16.8
Other operating expenses	54.6	44.9	37.0	(1.5)	135.0

Total benefits and expenses	250.3	152.2	151.6	69.2	623.3

Income from continuing operations before federal income tax expense	101.4	41.1	67.8	26.7	$237.0

Less: non-operating net realized investment losses[1]	—	—	—	4.0
Less: adjustment to amortization related to net realized investment gains and losses	—	—	—	(2.5)

Pre-tax operating earnings	$101.4	$41.1	$67.8	$28.2

[1]	Excluding periodic net amounts paid or received on interest rate swaps that do not qualify for hedge accounting treatment and net realized gains and losses related to securitizations.

NATIONWIDE LIFE INSURANCE COMPANY AND SUBSIDIARIES

(a wholly-owned subsidiary of Nationwide Financial Services, Inc.)

Notes to Condensed Consolidated Financial Statements (Unaudited), Continued

June 30, 2008 and 2007

	Six months ended June 30, 2008
	Individual Investments	Retirement Plans	Individual Protection	Corporate and Other	Total
(in millions)
Revenues:
Policy charges	$321.8	$63.6	$226.6	$—	$612.0
Premiums	63.3	—	84.2	—	147.5
Net investment income	254.1	315.5	167.2	144.7	881.5
Non-operating net realized investment losses[1]	—	—	—	(198.1)	(198.1)
Other income	1.8	—	—	(11.3)	(9.5)

Total revenues	641.0	379.1	478.0	(64.7)	1,433.4

Benefits and expenses:
Interest credited to policyholder accounts	179.2	209.0	88.5	91.9	568.6
Benefits and claims	110.6	—	145.4	—	256.0
Policyholder dividends	—	—	14.5	—	14.5
Amortization of DAC	159.7	21.7	56.8	(13.1)	225.1
Interest expense	—	—	—	31.9	31.9
Other operating expenses	92.8	73.0	67.6	13.8	247.2

Total benefits and expenses	542.3	303.7	372.8	124.5	1,343.3

Income (loss) from continuing operations before federal income tax expense	98.7	75.4	105.2	(189.2)	$90.1

Less: non-operating net realized investment losses[1]	—	—	—	198.1
Less: adjustment to amortization related to net realized investment gains and losses	—	—	—	(13.1)

Pre-tax operating earnings (loss)	$98.7	$75.4	$105.2	$(4.2)

[1]	Excluding periodic net amounts paid or received on interest rate swaps that do not qualify for hedge accounting treatment and net realized gains and losses related to securitizations.

NATIONWIDE LIFE INSURANCE COMPANY AND SUBSIDIARIES

(a wholly-owned subsidiary of Nationwide Financial Services, Inc.)

Notes to Condensed Consolidated Financial Statements (Unaudited), Continued

June 30, 2008 and 2007

	Six months ended June 30, 2007
	Individual Investments	Retirement Plans	Individual Protection	Corporate and Other	Total
(in millions)
Revenues:
Policy charges	$319.3	$69.3	$200.9	$—	$589.5
Premiums	63.6	—	79.1	—	142.7
Net investment income	322.9	319.3	164.2	204.3	1,010.7
Non-operating net realized investment losses[1]	—	—	—	(17.4)	(17.4)
Other income	—	—	—	1.7	1.7

Total revenues	705.8	388.6	444.2	188.6	1,727.2

Benefits and expenses:
Interest credited to policyholder accounts	219.7	217.0	88.1	114.6	639.4
Benefits and claims	121.5	—	117.5	—	239.0
Policyholder dividends	—	—	10.7	—	10.7
Amortization of DAC	112.2	8.5	28.1	(5.0)	143.8
Interest expense	—	—	—	31.9	31.9
Other operating expenses	100.2	91.5	70.6	0.8	263.1

Total benefits and expenses	553.6	317.0	315.0	142.3	1,327.9

Income from continuing operations before federal income tax expense	152.2	71.6	129.2	46.3	$399.3

Less: non-operating net realized investment losses[1]	—	—	—	17.4
Less: adjustment to amortization related to net realized investment gains and losses	—	—	—	(5.0)

Pre-tax operating earnings	$152.2	$71.6	$129.2	$58.7

[1]	Excluding periodic net amounts paid or received on interest rate swaps that do not qualify for hedge accounting treatment and net realized gains and losses related to securitizations.

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

Overview

The following analysis of condensed consolidated results of operations and financial condition of the Company should be read in conjunction with the condensed consolidated financial statements and related notes included elsewhere herein and the Company’s 2007 Annual Report on Form 10-K.

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

On August 6, 2008, NFS entered into a definitive agreement for NMIC, Nationwide Mutual Fire Insurance Company and Nationwide Corporation to acquire all of the outstanding publicly held Class A common shares of the Company for $52.25 per share in cash. The transaction is expected to close by the end of 2008 or early 2009, subject to shareholder approval and customary regulatory approvals and closing conditions. NMIC and its affiliates, which collectively hold 95.2% of the combined voting power of the outstanding common shares, have indicated that they will vote to approve the transaction.

Business Segments

See Part 1 – Financial Information, Item 1 – Condensed Consolidated Financial Statements, Note 9 – Segment Information for a discussion of reportable segments, including the components of each segment.

The following table summarizes pre-tax operating earnings (loss) by segment for the periods indicated:

	Three months ended June 30,			Six months ended June 30,
(in millions)	2008	2007	Change	2008	2007	Change
Individual Investments	$43.7	$101.4	(57)%	$98.7	$152.2	(35)%
Retirement Plans	36.1	41.1	(12)%	75.4	71.6	5%
Individual Protection	55.2	67.8	(19)%	105.2	129.2	(19)%
Corporate and Other	11.5	28.2	(59)%	(4.2)	58.7	NM

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

Management makes decisions concerning the sale of invested assets based on a variety of market, business, tax and other factors. All realized gains and losses generated by these sales, charges related to other-than-temporary impairments of available-for-sale securities and other investments, and changes in valuation allowances on mortgage loans on real estate are reported in net realized investment gains and losses. Also included are changes in the fair values of derivatives qualifying as fair value hedges and the related changes in the fair values of hedged items; the ineffective, or excluded, portion of cash flow hedges; changes in the fair values of derivatives that do not qualify for hedge accounting treatment, including the mark-to-market of embedded derivatives, net of economic hedges; and periodic net amounts paid or received on interest rate swaps that do not qualify for hedge accounting treatment.

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

The Company regularly evaluates and adjusts the DAC balance when actual gross profits in a given reporting period vary from management’s initial estimates, with a corresponding charge or credit to current period earnings. This process is referred to by the Company as a “true-up”, which generally is performed, and the resulting impact recognized, on a quarterly basis. Additionally, the Company regularly evaluates its assumptions regarding the future estimated gross profits used as a basis for amortization of DAC and adjusts the total amortization recorded to date by a charge or credit to earnings if evidence suggests that these future assumptions and estimates should be revised. The Company refers to this process as “unlocking”, which generally is performed on an annual basis with any corresponding charge or credit reflected in the second quarter. In addition, the Company regularly monitors its actual experience and evaluates relevant internal and external information impacting its assumptions and may unlock more frequently than annually if such information and analysis warrants.

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

As of June 30, 2008, Level 3 investments comprised 11% of total investments. Significant transfers of corporate securities and ABSs into Level 3 during the first quarter of 2008 primarily were related to changes in pricing availability for corporate bonds and other fixed-income securities driven by shifts from matrix priced and non-matrix priced valuation methodologies to broker pricing.

Future Policy Benefits and Claims

The fair value measurements for future policy benefits and claims relate to embedded derivatives associated with contracts with living benefit riders (guaranteed minimum accumulation benefits, guaranteed minimum withdrawal benefits and equity-indexed annuities). Related derivatives are internally valued. The valuation of guaranteed minimum benefit embedded derivatives is based on capital market and actuarial risk assumptions, including risk margin considerations reflecting policyholder behavior. The Company uses observable inputs, such as published swap rates, in its capital market assumptions. Actuarial assumptions, including lapse behavior and mortality rates, are based on annuity experience.

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

Note 2 to the audited consolidated financial statements included in the Company’s 2007 Annual Report on Form 10-K provides a summary of significant accounting policies. See Part 1 – Financial Information, Item 1 – Condensed Consolidated Financial Statements, Note 3 – Recently Issued Accounting Standards for a discussion of recently issued accounting standards. The Company’s critical accounting policies have not changed materially from those disclosed in the Company’s 2007 Annual Report on Form 10-K. However, the impact of unlocking certain DAC assumptions during the second quarter of 2008 and 2007 and further clarification of the assumptions included in the Company’s DAC sensitivity analysis are disclosed below.

Deferred Policy Acquisition Costs for Investment and Universal Life Insurance Products

The Company has deferred certain costs of acquiring investment and universal life insurance products business, principally commissions, certain expenses of the policy issue and underwriting department, and certain variable sales expenses that relate to and vary with the production of new and renewal business. In addition, the Company defers sales inducements, such as interest credit bonuses and jumbo deposit bonuses. Investment products primarily consist of individual and group variable and fixed deferred annuities in the Individual Investments and Retirement Plans segments. Universal life insurance products include universal life insurance, variable universal life insurance, COLI, bank-owned life insurance (BOLI) and other interest-sensitive life insurance policies in the Individual Protection segment. DAC is subject to recoverability testing in the year of policy issuance and loss recognition testing at the end of each reporting period.

For investment and universal life insurance products, the Company amortizes DAC with interest over the lives of the policies in relation to the present value of estimated gross profits from projected interest margins, asset fees, cost of insurance charges, administration fees, surrender charges, and net realized investment gains and losses less policy benefits and policy maintenance expenses. The Company adjusts the DAC asset related to investment and universal life insurance products to reflect the impact of unrealized gains and losses on fixed maturity securities available-for-sale as described in Note 2(b) to the audited consolidated financial statements included in the Company’s 2007 Annual Report on Form 10-K.

The assumptions used in the estimation of future gross profits are based on the Company’s current best estimates of future events and are reviewed as part of an annual process during the second quarter. During the annual process, the Company performs a comprehensive study of assumptions, including mortality and persistency studies, maintenance expense studies, and an evaluation of projected general and separate account investment returns. The most significant assumptions that are involved in the estimation of future gross profits include future net separate account investment performance, surrender/lapse rates, interest margins and mortality. Currently, the Company’s long-term assumption for net separate account investment performance is approximately 7% growth per year and varies by product. The Company reviews this assumption, like others, as part of its annual process. If this assumption were unlocked, the date of the unlocking could become the anchor date used in the reversion to the mean process (defined below). Variances from the long-term assumption are expected since the majority of the investments in the underlying separate accounts are in equity securities, which strongly correlate in the aggregate with the Standard & Poor’s Ratings Services (S&P) 500 Index. The Company bases its reversion to the mean process on actual net separate account investment performance from the anchor date to the valuation date. The Company then assumes different performance levels over the next three years such that the separate account mean return measured from the anchor date to the end of the life of the product equals the long-term assumption. The assumed net separate account investment performance used in the DAC models is intended to reflect what is anticipated. However, based on historical returns of the S&P 500 Index, and as part of its pre-set parameters, the Company’s reversion to the mean process generally limits net separate account investment performance to 0-15% during the three-year reversion period. See below for a discussion of 2008 and 2007 assumption changes that impacted DAC amortization and related balances.

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

In addition to the comprehensive annual study of assumptions, management evaluates the appropriateness of the individual variable annuity DAC balance quarterly within pre-set parameters. These parameters are designed to appropriately reflect the Company’s long-term expectations with respect to individual variable annuity contracts while also evaluating the potential impact of short-term experience on the Company’s recorded individual variable annuity DAC balance. If the recorded balance of individual variable annuity DAC falls outside of these parameters for a prescribed time period, or if the recorded balance falls outside of these parameters and management determines it is not reasonably possible to get back within the parameters during this time period, assumptions are required to be unlocked, and DAC is recalculated using revised best estimate assumptions. When DAC assumptions are unlocked and revised, the Company continues to use the reversion to the mean process. See below for a discussion of 2008 and 2007 assumption changes that impacted DAC amortization and related balances.

For variable annuity products, the DAC balance is sensitive to the effects of changes in the Company’s estimates of gross profits, primarily due to the significant portion of the Company’s gross profits that are dependent upon the rate of return on assets held in separate accounts. This rate of return influences fees earned by the Company from these products and costs incurred by the Company associated with minimum contractual guarantees, as well as other sources of future expected gross profits. As previously stated, the Company’s current long-term assumption for net separate account investment performance is approximately 7% growth per year. In its ongoing evaluation of this assumption, the Company monitors its historical experience, market information and other relevant trends. To demonstrate the sensitivity of both the Company’s variable annuity product DAC balance, which was approximately $2.0 billion in aggregate as of June 30, 2008, and related amortization, a 1% increase (to 8%) or decrease (to 6%) in the long-term assumption for net separate account investment performance would result in an approximately $20.0 million net decrease or net increase, respectively, in DAC amortization over the following year. These fluctuations are reasonably likely to occur. The information provided above considers only changes in the assumption for long-term net separate account investment performance and excludes changes in other assumptions used in the Company’s evaluation of DAC.

During the second quarter of 2007, the Company conducted its annual comprehensive review of model assumptions used to project DAC and other related balances, including sales inducement assets, VOBA, unearned revenue reserves, and guaranteed minimum death and income benefit reserves. This review included all assumptions, including expected separate account investment returns during the three-year reversion period, lapse rates, mortality and expenses. The Company determined as part of this annual review that the overall separate account returns were expected to exceed previous estimates due to favorable financial market trends. Additionally, while the Company estimates that the overall profitability of its variable products has improved, it expects the long-term net growth in separate account investment performance to moderate.

Accordingly, the second quarter 2007 unlocking process included changes in several assumptions, including assumptions affecting net separate account investment performance. This unlocking resulted in a net increase in DAC and a benefit to DAC amortization and other related balances totaling $221.6 million pre-tax, which was reported in the following segments in the pre-tax amounts indicated: Individual Investments- $196.4 million; Retirement Plans - $10.5 million; and Individual Protection - $14.7 million. First, the Company reset the anchor date for its reversion to the mean calculations, which increased the annual net separate account growth rate to 7% during the first three years of the projection period from 0% (which was the rate of return for the three-year reversion period required from the previous anchor date). Second, as a result of its current analysis, including its evaluation of ongoing trends and expectations regarding financial market performance, the Company unlocked and reset its long-term assumption for net separate account growth rates to 7% from 8%. This decreased the net separate account growth rate by 1% to 7% for all years subsequent to the three-year reversion period. The combination of resetting these two factors resulted in a $167.0 million increase in DAC and benefit to DAC amortization and other related balances. The impact of changing the annual net separate account growth rate from 0% to 7% during the three-year reversion period had a much larger effect on the DAC balance when compared to the 1% incremental change in the long-term assumption for net separate account investment performance. The remainder of the increase in DAC and benefit to DAC amortization and other related balances resulting from the DAC unlocking process primarily was related to the recorded balance of individual variable annuity DAC falling outside the Company’s preset parameters for the prescribed time period, which was driven by favorable market performance in excess of the assumed net separate account returns. Accordingly, the Company recalculated DAC using revised best estimate assumptions, which resulted in a $78.8 million increase in DAC and benefit to DAC amortization and other related balances. This was partially offset by a $24.2 million decrease in DAC and increase in DAC amortization and other related balances due to increasing estimated lapse rates for fixed annuity and BOLI products.

During the second quarter of 2007, the Company added a new feature to its existing guaranteed minimum withdrawal benefit rider, Lifetime Income (L.inc). This new feature results in a substantial change in the existing contracts and, therefore, an extinguishment of the DAC associated with those contracts pursuant to the American Institute of Certified Public Accountants’ Statement of Position 05-1, Accounting by Insurance Enterprises for Deferred Acquisition Costs in Connection with Modifications or Exchanges of Insurance Contracts. As a result, the Company eliminated existing DAC and other related balances resulting in a $135.0 million pre-tax charge.

At the end of the second quarter of 2008, the Company determined as part of its comprehensive annual study of assumptions that certain assumptions should be unlocked. The unlocked assumptions primarily related to lapse and spread assumptions in the Individual Investments segment, the assumed growth rate on deposits per contract in the Retirement Plans segment, and mortality and lapse assumptions in the Individual Protection segment. Therefore, in the second quarter of 2008, the Company recorded the following pre-tax adjustments: 1) a decrease in DAC and additional DAC amortization of $13.4 million; 2) a decrease in other assets and additional benefits and claims of $0.6 million; and 3) a decrease in unearned revenue liability and additional administrative fees of $3.1 million. The net impact of this activity was a $10.9 million unfavorable pre-tax adjustment to net income in the second quarter of 2008, which was reported in the following segments in the pre-tax amounts indicated: Individual Investments - $9.4 million unfavorable; Retirement Plans - $2.3 million unfavorable; and Individual Protection - $0.8 million favorable.

Results of Operations

Second Quarter – 2008 Compared to 2007

The following table summarizes the Company’s consolidated results of operations for the periods indicated:

	Three months ended June 30,
(in millions)	2008	2007	Change
Revenues:
Policy charges:
Asset fees	$182.0	$186.6	(2)%
Cost of insurance charges	80.8	73.6	10%
Administrative fees	35.2	22.6	56%
Surrender fees	13.1	16.0	(18)%

Total policy charges	311.1	298.8	4%
Premiums	72.0	69.7	3%
Net investment income	431.8	496.4	(13)%
Net realized investment losses	(14.2)	(2.5)	NM
Other income	1.1	(2.1)	NM

Total revenues	801.8	860.3	(7)%

Benefits and expenses:
Interest credited to policyholder accounts	275.0	316.9	(13)%
Benefits and claims	129.0	135.7	(5)%
Policyholder dividends	6.2	4.8	29%
Amortization of DAC	163.5	14.1	NM
Interest expense, primarily with NFS	15.3	16.8	(9)%
Other operating expenses	120.5	135.0	(11)%

Total benefits and expenses	709.5	623.3	14%

Income from continuing operations before federal income tax expense	92.3	237.0	(61)%
Federal income tax expense	28.5	71.3	(60)%

Net income	$63.8	$165.7	(61)%

The decrease in net income primarily was driven by higher amortization of DAC, higher net realized investment losses and lower interest spread income. Lower other operating expenses and higher administrative fees partially offset the overall decline.

Higher amortization of DAC was due to several factors. First, the aforementioned DAC unlocking in the second quarter of 2007 lowered amortization of DAC by $235.8 million in the same quarter a year ago. Next, increased earnings on embedded derivatives in annuity products offering living benefits increased amortization of DAC by $35.8 million in the second quarter of 2008. Finally, the aforementioned DAC unlocking in the second quarter of 2008 increased amortization of DAC by $13.4 million in the current year quarter. However, the Company modified the features of its L.inc product within the Individual Investments segment during the second quarter of 2007. This modification required the Company to extinguish existing DAC and other balances related to L.inc, resulting in a $124.0 million increase in amortization of DAC and increased annuity benefits of $11.0 million in the prior year quarter. In addition, the impact of 2007 unlocking, which decreased the rate of DAC amortization, and lower gross profits in the current year quarter further offset the increases described above.

Net realized investment losses increased primarily due to a $73.1 million increase in impairment charges due to challenging conditions in the credit markets, partially offset by $57.1 million in gains on living benefit embedded derivatives, net of economic hedging activity, primarily as a result of differences between changes in the market value of liabilities and hedging instruments in a volatile market.

Interest spread income declined primarily within the Corporate and Other and Individual Investments segments due to lower income from alternative investments and lower income from mortgage loan prepayments and bond call premiums. See Part I – Financial Information, Item 2 – MD&A – Business Segments for a more detailed discussion of interest spread income.

The decrease in other operating expenses reflects lower incentive compensation and the impact of the continued movement of pension business to NFS trust product offerings.

Administrative fees were impacted by the aforementioned unlocking in the second quarter of 2008 and increased universal life sales upon which part of these fees are derived.

Year-to-Date – 2008 Compared to 2007

The following table summarizes the Company’s consolidated results of operations for the periods indicated:

	Six months ended June 30,
(in millions)	2008	2007	Change
Revenues:
Policy charges:
Asset fees	$360.3	$363.0	(1)%
Cost of insurance charges	160.0	147.6	8%
Administrative fees	64.0	46.9	36%
Surrender fees	27.7	32.0	(13)%

Total policy charges	612.0	589.5	4%
Premiums	147.5	142.7	3%
Net investment income	881.5	1,010.7	(13)%
Net realized investment losses	(209.5)	(13.6)	NM
Other income	1.9	(2.1)	NM

Total revenues	1,433.4	1,727.2	(17)%

Benefits and expenses:
Interest credited to policyholder accounts	568.6	639.4	(11)%
Benefits and claims	256.0	239.0	7%
Policyholder dividends	14.5	10.7	36%
Amortization of DAC	225.1	143.8	57%
Interest expense, primarily with NFS	31.9	31.9	—
Other operating expenses	247.2	263.1	(6)%

Total benefits and expenses	1,343.3	1,327.9	1%

Income from continuing operations before federal income tax expense	90.1	399.3	(77)%
Federal income tax expense	10.8	103.4	(90)%

Income from continuing operations	79.3	295.9	(73)%
Cumulative effect of adoption of accounting principle, net of taxes	—	(6.0)	NM

Net income	79.3	289.9	(73)%

The decrease in net income primarily was due to higher net realized investment losses, increased amortization of DAC, lower interest spread income, and higher benefits and claims, partially offset by higher policy charges and lower other operating expenses.

Net realized investment losses increased primarily due to a $145.6 million increase in impairment charges due to challenging conditions in the credit markets. In addition, the first six months of 2008 included $17.7 million in losses on living benefit embedded derivatives, net of economic hedging activity, primarily as a result of differences between changes in the market value of liabilities and hedging instruments in a volatile market.

Higher amortization of DAC was due to several factors. First, the aforementioned DAC unlocking in the first six months of 2007 lowered amortization of DAC by $235.8 million in the same period a year ago. Next, net realized losses on embedded derivatives in annuity products offering living benefits decreased amortization of DAC by $8.5 million in the first six months of 2008. Finally, the aforementioned DAC unlocking in the first six months of 2008 increased amortization of DAC by $13.4 million in the current year period. However, the Company modified the features of its L.inc product within the Individual Investments segment during the first six months of 2007. This modification required the Company to extinguish existing DAC and other balances related to L.inc, resulting in a $124.0 million increase in amortization of DAC and increased annuity benefits of $11.0 million in the prior year period. In addition, the impact of 2007 unlocking, which decreased the rate of DAC amortization, and lower gross profits in the current year period further offset the increases described above.

Interest spread income declined primarily within the Corporate and Other and Individual Investments segments due to lower income from alternative investments, lower income from mortgage loan prepayments and bond call premiums, and reduced earnings from the MTN program. See Part I – Financial Information, Item 2 – MD&A – Business Segments for a more detailed discussion of interest spread income.

Higher benefits and claims primarily were due to adverse mortality in the current year in the variable universal life and universal life insurance businesses in the Individual Protection segment. The average net claim size and the number of claims in these products increased over the prior year. These factors partially were offset by lower benefits and claims in the Individual Investments segment primarily driven by the related impact of unlocking of DAC and other related balances in the first six months of 2007, which increased annuity benefits by $12.5 million in the prior year period; the aforementioned modification of L.inc features in 2007 increased annuity benefits in the prior year period by $11.0 million; and higher guaranteed benefit expenses during the first six months of 2008 primarily related to growth in business offering living benefits.

Policy charges increased due to higher administrative fees and cost of insurance charges. Administrative fees were impacted by the aforementioned unlocking in the second quarter of 2008 and increased universal life sales upon which part of these fees are derived. Cost of insurance charges rose due to increased business in force combined with the aging of the individual life business block.

The decrease in other operating expenses reflects lower incentive compensation in the first six months of 2008 and the impact of the continued movement of pension business to NFS trust product offerings.

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

Second Quarter – 2008 Compared to 2007

The following table summarizes sales by product and segment for the periods indicated:

	Three months ended June 30,
(in millions)	2008	2007	Change
Individual Investments
Individual variable annuities	$1,110.6	$1,394.0	(20)%
Individual fixed annuities	42.4	39.4	8%
Income products	57.4	50.0	15%
Advisory services program	24.9	36.6	(32)%

Total Individual Investments	1,235.3	1,520.0	(19)%

Retirement Plans
Private sector:
Group products	238.2	274.6	(13)%
Public sector:
IRC Section 457 annuities	443.4	385.5	15%

Total Retirement Plans	681.6	660.1	3%

Individual Protection
Corporate-owned life insurance	148.8	153.6	(3)%
Traditional/universal life insurance	114.1	96.3	18%
Variable life insurance	105.8	107.8	(2)%

Total Individual Protection	368.7	357.7	3%

Total sales	$2,285.6	$2,537.8	(10)%

See Part I – Financial Information, Item 2 – Management’s Narrative Analysis of the Results of Operations (MD&A) – Business Segments for an analysis of sales by product and segment.

The following table summarizes sales by distribution channel for the periods indicated:

	Three months ended June 30,
(in millions)	2008	2007	Change
Non-affiliated:
Independent broker/dealers	$617.9	$701.7	(12)%
Financial institutions	409.3	514.8	(20)%
Wirehouse and regional firms	393.7	456.7	(14)%
Life insurance specialists	95.3	91.1	5%
Pension plan administrators	58.1	68.2	(15)%

Total non-affiliated sales	1,574.3	1,832.5	(14)%

Affiliated:
NRS	449.2	391.4	15%
NFN producers	208.6	251.4	(17)%
Mullin TBG	53.5	62.5	(14)%

Total affiliated sales	711.3	705.3	1%

Total sales	$2,285.6	$2,537.8	(10)%

The decrease in total sales primarily was due to lower individual variable annuity sales in the Individual Investments segment. Volatile market conditions and the recent economic slowdown have negatively impacted variable annuity sales industrywide. In addition, private sector group product sales in the Retirement Plans segment declined due to the continued movement of pension business to NFS trust product offerings. In recent years, an increasing amount of business in the Retirement Plans segment has been sold through NFS trust products rather than NLIC group annuity contracts due to NFS’ significant investment in the development of trust product capabilities not prevalent elsewhere in the market. Strong sales of public sector IRC Section 457 annuity plans in the Retirement Plans segment and the ULtimate universal life product in the Individual Protection segment partially offset the overall decline.

Lower sales through the financial institutions, independent broker/dealers, wirehouse and regional firms, and NFN producers channels reflect the declines in individual variable annuity and group product sales mentioned above, partially mitigated by increased sales of IRC Section 457 annuities and universal life products.

Increased NRS sales were driven by additional large deposits from two large administration-only agreements and increased participation by both new and existing employers.

Year-to-Date – 2008 Compared to 2007

The following table summarizes sales by product and segment for the periods indicated:

	Six months ended June 30,
(in millions)	2008	2007	Change
Individual Investments
Individual variable annuities	$2,319.0	$2,634.1	(12)%
Individual fixed annuities	81.7	76.2	7%
Income products	106.0	105.5	—
Advisory services program	48.1	73.4	(34)%

Total Individual Investments	2,554.8	2,889.2	(12)%

Retirement Plans
Private sector:
Group products	516.3	614.1	(16)%
Public sector:
IRC Section 457 annuities	879.2	775.2	13%

Total Retirement Plans	1,395.5	1,389.3	—

Individual Protection
Corporate-owned life insurance	354.3	356.8	(1)%
Traditional/universal life insurance	229.9	181.0	27%
Variable life insurance	207.1	216.5	(4)%

Total Individual Protection	791.3	754.3	5%

Total sales	$4,741.6	$5,032.8	(6)%

See Part I – Financial Information, Item 2 – MD&A – Business Segments for an analysis of sales by product and segment.

The following table summarizes sales by distribution channel for the periods indicated:

	Six months ended June 30,
(in millions)	2008	2007	Change
Non-affiliated:
Independent broker/dealers	$1,255.4	$1,417.1	(11)%
Financial institutions	860.9	967.1	(11)%
Wirehouse and regional firms	830.5	878.7	(5)%
Life insurance specialists	200.9	179.4	12%
Pension plan administrators	132.9	152.7	(13)%

Total non-affiliated sales	3,280.6	3,595.0	(9)%

Affiliated:
NRS	891.6	787.4	13%
NFN producers	416.0	472.9	(12)%
Mullin TBG	153.4	177.5	(14)%

Total affiliated sales	1,461.0	1,437.8	2%

Total sales	$4,741.6	$5,032.8	(6)%

The decrease in total sales primarily was due to lower individual variable annuity sales in the Individual Investments segment. Volatile market conditions and the recent economic slowdown have negatively impacted variable annuity sales industrywide. In addition, private sector group product sales in the Retirement Plans segment declined due to the continued movement of pension business to NFS trust product offerings mentioned previously. Strong sales of public sector IRC Section 457 annuity plans in the Retirement Plans segment and the ULtimate universal life product in the Individual Protection segment partially offset the overall decline.

Lower sales through the independent broker/dealers, financial institutions, NFN producers, and wirehouse and regional firms channels reflect the declines in individual variable annuity and group product sales mentioned above, partially mitigated by increased sales of IRC Section 457 annuities and universal life products.

Increased NRS sales were driven by additional large deposits from two large administration-only agreements and increased participation by both new and existing employers.

Business Segments

Individual Investments

2nd Quarter – 2008 Compared to 2007

The following table summarizes selected financial data for the Company’s Individual Investments segment for the periods indicated:

	Three months ended June 30,
(dollars in millions)	2008	2007	Change
Statements of Income Data
Revenues:
Policy charges:
Asset fees	$144.3	$145.6	(1)%
Administrative fees	8.2	6.1	34%
Surrender fees	9.6	12.4	(23)%

Total policy charges	162.1	164.1	(1)%
Premiums	30.0	30.0	—
Net investment income	123.7	158.4	(22)%
Other income	1.1	(0.8)	NM

Total revenues	316.9	351.7	(10)%

Benefits and expenses:
Interest credited to policyholder accounts	87.9	108.1	(19)%
Benefits and claims	56.7	74.9	(24)%
Amortization of DAC	82.0	12.7	NM
Other operating expenses	46.6	54.6	(15)%

Total benefits and expenses	273.2	250.3	9%

Pre-tax operating earnings	$43.7	$101.4	(57)%

Other Data
Interest spread margin:
Net investment income	5.27%	5.75%
Interest credited	3.62%	3.75%

Interest spread on average general account values	1.65%	2.00%

Sales:
Individual variable annuities	$1,110.6	$1,394.0	(20)%
Individual fixed annuities	42.4	39.4	8%
Income products	57.4	50.0	15%
Advisory services program	24.9	36.6	(32)%

Total sales	$1,235.3	$1,520.0	(19)%

Average account values:
General account	$9,721.2	$11,526.9	(16)%
Separate account	38,443.4	40,662.0	(5)%
Advisory services program	563.6	630.3	(11)%

Total average account values	$48,728.2	$52,819.2	(8)%

Pre-tax operating earnings to average account values	0.36%	0.77%

Pre-tax operating earnings declined due to higher amortization of DAC and lower interest spread income, partially offset by lower benefits and claims and other operating expenses.

Higher amortization of DAC primarily was due to the aforementioned DAC unlocking in the second quarter of 2007, which lowered amortization of DAC by $208.9 million in the same quarter a year ago. In addition, the aforementioned DAC unlocking in the second quarter of 2008 increased amortization of DAC by $8.8 million in the current year quarter. However, the Company modified the features of its L.inc product within this segment during the second quarter of 2007. This modification required the Company to extinguish existing DAC and other balances related to L.inc, resulting in a $124.0 million increase in amortization of DAC and increased annuity benefits of $11.0 million in the prior year quarter as explained below. Additionally, the impact of 2007 unlocking, which decreased the rate of DAC amortization, and lower gross profits in the current year quarter lowered amortization of DAC by $11.7 million and $7.6 million, respectively, to further offset the increases noted above.

Interest spread income declined primarily due to lower general account assets caused by fixed annuity net outflows (a 16% decline in average account values), which reduced interest spread income by approximately $7.4 million. In addition, interest spread margins declined to 165 basis points compared to 200 basis points in the same quarter a year ago, reducing interest spread income by approximately $7.1 million. The current quarter margins included a $5.4 million decrease in income from mortgage loan prepayments and bond call premiums compared to the same quarter a year ago, which contributed 18 basis points to the margin decline discussed above.

Lower benefits and claims primarily were driven by the related impact of unlocking of DAC and other related balances in the second quarter of 2007, which increased annuity benefits by $12.5 million in the prior year quarter. Additionally, the aforementioned modification of L.inc features in 2007 increased annuity benefits in the prior year quarter by $11.0 million. Higher guaranteed benefit expenses primarily related to growth in business offering living benefits partially offset the decreases discussed above.

Other operating expenses declined primarily due to decreases in employee incentives ($3.3 million), technology costs ($2.5 million), and state and local taxes ($2.0 million).

The decrease in sales primarily was attributable to lower individual variable annuity sales due to volatile market conditions and the recent economic slowdown.

Year-to-Date – 2008 Compared to 2007

The following table summarizes selected financial data for the Company’s Individual Investments segment for the periods indicated:

	Six months ended June 30,
(dollars in millions)	2008	2007	Change
Statements of Income Data
Revenues:
Policy charges:
Asset fees	$285.3	$282.3	1%
Administrative fees	15.5	12.3	26%
Surrender fees	21.0	24.7	(15)%

Total policy charges	321.8	319.3	1%
Premiums	63.3	63.6	—
Net investment income	254.1	322.9	(21)%
Other income	1.8	—	NM

Total revenues	641.0	705.8	(9)%

Benefits and expenses:
Interest credited to policyholder accounts	179.2	219.7	(18)%
Benefits and claims	110.6	121.5	(9)%
Amortization of DAC	159.7	112.2	42%
Other operating expenses	92.8	100.2	(7)%

Total benefits and expenses	542.3	553.6	(2)%

Pre-tax operating earnings	$98.7	$152.2	(35)%

Other Data
Interest spread margin:
Net investment income	5.37%	5.74%
Interest credited	3.64%	3.74%

Interest spread on average general account values	1.73%	2.00%

Sales:
Individual variable annuities	$2,319.0	$2,634.1	(12)%
Individual fixed annuities	81.7	76.2	7%
Income products	106.0	105.5	—
Advisory services program	48.1	73.4	(34)%

Total sales	$2,554.8	$2,889.2	(12)%

Average account values:
General account	$9,833.8	$11,757.4	(16)%
Separate account	39,654.5	40,144.9	(1)%
Advisory services program	591.5	619.2	(4)%

Total average account values	$50,079.8	$52,521.5	(5)%

Account values as of period end:
Individual variable annuities	$41,821.5	$45,781.6	(9)%
Individual fixed annuities	3,872.3	5,151.4	(25)%
Income products	2,089.3	2,025.4	3%
Advisory services program	522.8	643.7	(19)%

Total account values	$48,305.9	$53,602.1	(10)%

Pre-tax operating earnings to average account values	0.39%	0.58%

Pre-tax operating earnings declined due to higher amortization of DAC and lower interest spread income, partially offset by lower other operating expenses and benefits and claims.

Higher amortization of DAC primarily was due to the aforementioned DAC unlocking in the second quarter of 2007, which lowered amortization of DAC by $208.9 million in the first six months of 2007. In addition, the aforementioned DAC unlocking in the second quarter of 2008 increased amortization of DAC by $8.8 million in the current year period. However, the Company modified the features of its L.inc product within this segment during the second quarter of 2007. This modification required the Company to extinguish existing DAC and other balances related to L.inc, resulting in a $124.0 million increase in amortization of DAC and increased annuity benefits of $11.0 million in the first six months of 2007 as explained below. Additionally, the impact of 2007 unlocking, which decreased the rate of DAC amortization, and lower gross profits in the current year period lowered amortization of DAC by $25.9 million and $11.6 million, respectively, to further offset the increases noted above.

Interest spread income declined primarily due to lower general account assets caused by fixed annuity net outflows (a 16% decline in average account values), which reduced interest spread income by approximately $16.6 million. In addition, interest spread margins declined to 173 basis points compared to 200 basis points in the same period a year ago, reducing interest spread income by approximately $11.7 million. The current period margins included a $9.3 million decrease in income from mortgage loan prepayments and bond call premiums compared to the same period a year ago, which contributed 15 basis points to the margin decline discussed above.

Other operating expenses declined primarily due to decreases in employee incentives ($2.6 million), technology costs ($2.1 million), and state and local taxes ($1.9 million).

Lower benefits and claims primarily were driven by the related impact of unlocking of DAC and other related balances in the first six months of 2007, which increased annuity benefits by $12.5 million in the prior year period. Additionally, the aforementioned modification of L.inc features in 2007 increased annuity benefits in the prior year period by $11.0 million. Higher guaranteed benefit expenses primarily related to growth in business offering living benefits partially offset the decreases discussed above.

The decrease in sales primarily was attributable to lower individual variable annuity sales due to volatile market conditions and the recent economic slowdown.

The following table summarizes selected information about the Company’s deferred individual fixed annuities, including the fixed option of variable annuities, as of June 30, 2008:

	Ratchet		Reset		Market value adjustment (MVA) and other		Total
(dollars in millions)	Account value	Weighted average crediting rate	Account value	Weighted average crediting rate	Account value	Weighted average crediting rate	Account value	Weighted average crediting rate
Minimum interest rate of 3.50% or greater	$—	N/A	$615.9	3.54%	$—	N/A	$615.9	3.54%
Minimum interest rate of 3.00% to 3.49%	1,151.2	4.06%	2,742.2	3.11%	—	N/A	3,893.4	3.39%
Minimum interest rate lower than 3.00%	800.0	3.43%	482.0	3.63%	36.7	3.97%	1,318.7	3.52%
MVA with no minimum interest rate guarantee	—	N/A	—	N/A	1,662.2	2.45%	1,662.2	2.45%

Total deferred individual fixed annuities	$1,951.2	3.80%	$3,840.1	3.24%	$1,698.9	2.48%	$7,490.2	3.21%

Retirement Plans

2nd Quarter – 2008 Compared to 2007

The following table summarizes selected financial data for the Company’s Retirement Plans segment for the periods indicated:

	Three months ended June 30,
(dollars in millions)	2008	2007	Change
Statements of Income Data
Revenues:
Policy charges:
Asset fees	$28.2	$31.4	(10)%
Administrative fees	3.4	2.7	26%
Surrender fees	0.5	1.1	(55)%

Total policy charges	32.1	35.2	(9)%
Net investment income	157.1	158.1	(1)%

Total revenues	189.2	193.3	(2)%

Benefits and expenses:
Interest credited to policyholder accounts	103.9	108.4	(4)%
Amortization of DAC	11.8	(1.1)	NM
Other operating expenses	37.4	44.9	(17)%

Total benefits and expenses	153.1	152.2	1%

Pre-tax operating earnings	$36.1	$41.1	(12)%

Other Data
Interest spread margin:
Net investment income	5.79%	5.78%
Interest credited	3.83%	3.96%

Interest spread on average general account values	1.96%	1.82%

Sales:
Private sector	$238.2	$274.6	(13)%
Public sector	443.4	385.5	15%

Total sales	$681.6	$660.1	3%

Average account values:
General account	$10,856.5	$10,939.5	(1)%
Separate account	14,190.0	17,501.3	(19)%

Total average account values	$25,046.5	$28,440.8	(12)%

Pre-tax operating earnings to average account values	0.58%	0.58%

The decrease in pre-tax operating earnings was driven by higher amortization of DAC and lower asset fees, partially offset by lower other operating expenses.

Higher amortization of DAC primarily was due to the aforementioned DAC unlocking in the second quarter of 2007, which lowered amortization of DAC in the prior year quarter by $10.5 million. In addition, the aforementioned DAC unlocking in the second quarter of 2008 increased amortization of DAC by $2.3 million in the current year quarter.

The decline in asset fees primarily was driven by lower average separate account values due to net outflows related to the shift in pension business to NFS along with the loss of a large plan in 2007.

Lower other operating expenses primarily were due to the aforementioned movement of pension business to NFS trust product offerings.

Public Sector sales drove the overall increase in sales primarily due to significant increases in two large administration-only agreements and increased participation by both new and existing employers. Private Sector sales declined primarily due to the shift in pension business to NFS.

Year-to-Date – 2008 Compared to 2007

The following table summarizes selected financial data for the Company’s Retirement Plans segment for the periods indicated:

	Six months ended June 30,
(in millions)	2008	2007	Change
Statements of Income Data
Revenues:
Policy charges:
Asset fees	$56.0	$61.9	(10)%
Administrative fees	6.7	5.3	26%
Surrender fees	0.9	2.1	(57)%

Total policy charges	63.6	69.3	(8)%
Net investment income	315.5	319.3	(1)%

Total revenues	379.1	388.6	(2)%

Benefits and expenses:
Interest credited to policyholder accounts	209.0	217.0	(4)%
Amortization of DAC	21.7	8.5	155%
Other operating expenses	73.0	91.5	(20)%

Total benefits and expenses	303.7	317.0	(4)%

Pre-tax operating earnings	$75.4	$71.6	5%

Other Data
Interest spread margin:
Net investment income	5.84%	5.86%
Interest credited	3.87%	3.98%

Interest spread on average general account values	1.97%	1.88%

Sales:
Private sector	$516.3	$614.1	(16)%
Public sector	879.2	775.2	13%

Total sales	$1,395.5	$1,389.3	—

Average account values:
General account	$10,802.2	$10,906.0	(1)%
Separate account	14,746.7	17,562.0	(16)%

Total average account values	$25,548.9	$28,468.0	(10)%

Account values as of period end:
Private sector	$8,558.8	$11,515.9	(26)%
Public sector	16,394.5	16,942.6	(3)%

Total account values	$24,953.3	$28,458.5	(12)%

Pre-tax operating earnings to average account values	0.59%	0.50%

The increase in pre-tax operating earnings was driven by lower operating expenses, partially offset by higher amortization of DAC and lower asset fees.

Lower other operating expenses primarily were due to the aforementioned movement of pension business to NFS trust product offerings.

Higher amortization of DAC primarily was due to the aforementioned DAC unlocking in the second quarter of 2007, which lowered amortization of DAC in the first six months of 2007 by $10.5 million. In addition, the aforementioned DAC unlocking in the second quarter of 2008 increased amortization of DAC by $2.3 million in the current year period.

The decline in asset fees primarily was driven by lower average separate account values due to net outflows related to the shift in pension business to NFS and the loss of a large plan in 2007.

Public Sector sales drove the overall increase in sales primarily due to significant increases in two large administration-only agreements and increased participation by both new and existing employers. Private Sector sales declined primarily due to the shift in pension business to NFS.

Individual Protection

2nd Quarter – 2008 Compared to 2007

The following table summarizes selected financial data for the Company’s Individual Protection segment for the periods indicated:

	Three months ended June 30,
(in millions)	2008	2007	Change
Statements of Income Data
Revenues:
Policy charges:
Asset fees	$9.5	$9.6	(1)%
Cost of insurance charges	80.8	73.6	10%
Administrative fees	23.6	13.8	71%
Surrender fees	3.0	2.5	20%

Total policy charges	116.9	99.5	17%
Premiums	42.0	39.7	6%
Net investment income	85.4	80.2	6%

Total revenues	244.3	219.4	11%

Benefits and expenses:
Interest credited to policyholder accounts	44.4	44.0	1%
Benefits	72.3	60.8	19%
Policyholder dividends	6.2	4.8	29%
Amortization of DAC	35.3	5.0	NM
Other operating expenses	30.9	37.0	(16)%

Total benefits and expenses	189.1	151.6	25%

Pre-tax operating earnings	$55.2	$67.8	(19)%

Other Data
Sales:
Corporate-owned life insurance	$148.8	$153.6	(3)%
Traditional/universal life insurance	114.1	96.3	18%
Variable life insurance	105.8	107.8	(2)%

Total sales	$368.7	$357.7	3%

The decrease in pre-tax operating earnings was driven by higher amortization of DAC and benefits, partially offset by higher policy charges and lower other operating expenses.

Amortization of DAC increased due to the aforementioned DAC unlocking in the second quarter of 2007, which lowered amortization of DAC by $18.1 million in the second quarter of 2007. In addition, the aforementioned DAC unlocking in the second quarter of 2008 increased amortization of DAC by $2.3 million in the current year quarter. The remainder of the increase was due to higher gross profits in the current quarter.

Higher benefits primarily were due to adverse mortality in the current quarter in the variable life and universal life insurance businesses. The average net claim size and the number of claims in these products increased 23% and 12%, respectively, over the prior year.

Policy charges increased due to higher administrative fees and cost of insurance charges. Administrative fees were impacted by the aforementioned unlocking in the second quarter of 2008 and increased universal life sales upon which part of these fees are derived. Cost of insurance charges rose due to increased business in force combined with the aging of the individual life business block. The aging of a block generally increases cost of insurance charges as the Company’s related mortality risk also rises.

Other operating expenses declined primarily due to lower agency marketing costs.

The increase in sales primarily was due to a 53% increase in universal life sales primarily driven by the Ultimate product, partially offset by lower renewal variable life sales.

Year-to-Date – 2008 Compared to 2007

The following table summarizes selected financial data for the Company’s Individual Protection segment for the periods indicated:

	Six months ended June 30,
(in millions)	2008	2007	Change
Statements of Income Data
Revenues:
Policy charges:
Asset fees	$19.0	$18.8	1%
Cost of insurance charges	160.0	147.6	8%
Administrative fees	41.8	29.3	43%
Surrender fees	5.8	5.2	12%

Total policy charges	226.6	200.9	13%
Premiums	84.2	79.1	6%
Net investment income	167.2	164.2	2%

Total revenues	478.0	444.2	8%

Benefits and expenses:
Interest credited to policyholder accounts	88.5	88.1	—
Benefits	145.4	117.5	24%
Policyholder dividends	14.5	10.7	36%
Amortization of DAC	56.8	28.1	102%
Other operating expenses	67.6	70.6	(4)%

Total benefits and expenses	372.8	315.0	18%

Pre-tax operating earnings	$105.2	$129.2	(19)%

Other Data
Sales:
Corporate-owned life insurance	$354.3	$356.8	(1)%
Traditional/universal life insurance	229.9	181.0	27%
Variable life insurance	207.1	216.5	(4)%

Total sales	$791.3	$754.3	5%

Policy reserves as of period end:
Individual investment life insurance	$3,748.4	$3,952.7	(5)%
Corporate investment life insurance	8,539.6	9,059.0	(6)%
Traditional life insurance	2,030.8	2,006.2	1%
Universal life insurance	1,285.9	1,156.7	11%

Total policy reserves	$15,604.7	$16,174.6	(4)%

Insurance in force as of period end:
Individual investment life insurance	$39,749.0	$39,091.7	2%
Corporate investment life insurance	25,421.6	25,258.8	1%
Traditional life insurance	26,917.1	18,913.7	42%
Universal life insurance	10,477.0	9,884.9	6%

Total insurance in force	$102,564.7	$93,149.1	10%

The decrease in pre-tax operating earnings was driven by higher benefits and amortization of DAC, partially offset by higher policy charges.

Higher benefits primarily were due to adverse mortality in the current year in the variable life and universal life insurance businesses. The average net claim size and the number of claims in these products increased 29% and 22%, respectively, over the prior year.

Amortization of DAC increased primarily due to the aforementioned DAC unlocking in the second quarter of 2007, which lowered amortization of DAC by $18.1 million in the first six months of 2007. In addition, the aforementioned DAC unlocking in the second quarter of 2008 increased amortization of DAC by $2.3 million in the current year period. The remainder of the increase was due to higher gross profits in the first six months of 2008.

Policy charges increased due to higher administrative fees and cost of insurance charges. Administrative fees were impacted by the aforementioned unlocking in the second quarter of 2008 and increased universal life sales upon which part of these fees are derived. Cost of insurance charges rose due to increased business in force combined with the aging of the individual life business block.

The increase in sales primarily was due to a 69% increase in universal life sales primarily driven by the ULtimate product, partially offset by lower renewal variable life sales.

Corporate and Other

2nd Quarter – 2008 Compared to 2007

The following table summarizes selected financial data for the Company’s Corporate and Other segment for the periods indicated:

	Three months ended June 30,
(in millions)	2008	2007	Change
Statements of Income Data
Operating revenues:
Net investment income	$65.6	$99.7	(34)%
Other income	5.6	0.2	NM

Total operating revenues	71.2	99.9	(29)%

Benefits and operating expenses:
Interest credited to policyholder accounts	38.8	56.4	(31)%
Interest expense	15.3	16.8	(9)%
Other operating expenses	5.6	(1.5)	NM

Total benefits and operating expenses	59.7	71.7	(17)%

Pre-tax operating earnings	11.5	28.2	(59)%
Add: non-operating net realized investment losses[1]	(19.8)	(4.0)	NM
Add: adjustment to amortization related to net realized investment gains and losses	(34.4)	2.5	NM

(Loss) income from continuing operations before federal income tax expense	$(42.7)	$26.7	NM

[1]	Excluding periodic net amounts paid or received on interest rate swaps that do not qualify for hedge accounting treatment and net realized gains and losses related to securitizations.

The Company recorded lower pre-tax operating earnings in the second quarter of 2008 primarily due to lower interest spread income.

The decrease in interest spread income primarily was driven by lower income from alternative investments ($6.2 million) and lower income from mortgage loan prepayments and bond call premiums ($2.4 million).

Higher non-operating net realized investment losses were driven by a $73.1 million increase in impairment charges in 2008 due to challenging conditions in the credit markets. These losses partially were offset by a $57.1 million increase in gains recorded on living benefit embedded derivatives, net of economic hedging activity, primarily due to differences between changes in the market value of liabilities and hedge assets in a volatile market.

The following table summarizes net realized investment losses from continuing operations by source for the periods indicated:

	Three months ended June 30,
(in millions)	2008	2007
Total realized gains on sales, net of hedging losses	$11.6	$18.3
Total realized losses on sales, net of hedging gains	(10.6)	(15.8)
Other-than-temporary and other investment impairments	(79.3)	(6.2)
Credit default swaps	(2.0)	(1.5)
Derivatives and embedded derivatives associated with living benefit contracts	57.1	—
Other derivatives	9.0	2.7

Net realized investment losses	$(14.2)	$(2.5)

The following table summarizes other-than-temporary and other investment impairments by asset type for the periods indicated:

	Three months ended June 30,
(in millions)	2008	2007
Fixed maturity securities:
Corporate securities
Public	$14.6	$4.7
Private	3.7	—
Mortgage-backed securities	18.6	—
Asset-backed securities	42.2	0.2

Total fixed maturity securities	79.1	4.9
Other	0.2	1.3

Total other-than-temporary and other investment impairments	$79.3	$6.2

Year-to-Date – 2008 Compared to 2007

The following table summarizes selected financial data for the Company’s Corporate and Other segment for the periods indicated:

	Six months ended June 30,
(in millions)	2008	2007	Change
Statements of Income Data
Operating revenues:
Net investment income	$144.7	$204.3	(29)%
Other income	(11.3)	1.7	NM

Total operating revenues	133.4	206.0	(35)%

Benefits and operating expenses:
Interest credited to policyholder accounts	91.9	114.6	(20)%
Interest expense	31.9	31.9	—
Other operating expenses	13.8	0.8	NM

Total benefits and operating expenses	137.6	147.3	(7)%

Pre-tax operating (loss) earnings	(4.2)	58.7	NM
Add: non-operating net realized investment losses[1]	(198.1)	(17.4)	NM
Add: adjustment to amortization related to net realized investment gains and losses	13.1	5.0	NM

(Loss) income from continuing operations before federal income tax expense	$(189.2)	$46.3	NM

Other Data
Customer funds managed and administered:
Funding agreements backing medium-term notes	$4,294.3	$3,939.9	9%

[1]	Excluding periodic net amounts paid or received on interest rate swaps that do not qualify for hedge accounting treatment and net realized gains and losses related to securitizations.

The Company recorded a pre-tax operating loss in the first six months of 2008 compared to earnings in the prior year primarily due to lower interest spread income.

Interest spread income declined primarily due to lower income from alternative investments ($12.3 million), lower income from mortgage loan prepayments and bond call premiums ($5.3 million), and reduced earnings from the MTN program ($3.0 million).

Higher non-operating net realized investment losses were driven by a $145.6 million increase in impairment charges in 2008 due to challenging conditions in the credit markets. In addition, the Company recorded a $17.7 million increase in losses on living benefit embedded derivatives, net of economic hedging activity, primarily as a result of differences between changes in the market value of liabilities and hedge assets in a volatile market.

The following table summarizes net realized investment losses from continuing operations by source for the periods indicated:

	Six months ended June 30,
(in millions)	2008	2007
Total realized gains on sales, net of hedging losses	$7.9	$41.3
Total realized losses on sales, net of hedging gains	(32.9)	(37.5)
Other-than-temporary and other investment impairments	(165.1)	(19.5)
Credit default swaps	(6.2)	(1.8)
Derivatives and embedded derivatives associated with living benefit contracts	(17.7)	—
Other derivatives	4.5	3.9

Net realized investment losses	$(209.5)	$(13.6)

The following table summarizes other-than-temporary and other investment impairments by asset type for the periods indicated:

	Six months ended June 30,
(in millions)	2008	2007
Fixed maturity securities:
Corporate securities
Public	$24.6	$4.9
Private	14.1	10.6
Mortgage-backed securities	18.6	—
Asset-backed securities	107.6	1.4

Total fixed maturity securities	164.9	16.9
Other	0.2	2.6

Total other-than-temporary and other investment impairments	$165.1	$19.5

The Company has a comprehensive portfolio monitoring process for fixed maturity and equity securities to identify and evaluate the necessity of recording impairment losses for other-than-temporary declines in the fair value of investments.

The following table summarizes for the six months ended June 30, 2008 the Company’s largest aggregate losses on sales and write-downs by issuer, the related circumstances giving rise to the losses and the circumstances that may have affected other material investments held:

	Fair value at sale (proceeds)	YTD gain (loss) on sale	YTD write- downs	June 30, 2008
(in millions)				Holdings[1]	Net unrealized gain (loss)
A major newspaper publisher. An impairment was recognized in the first quarter of 2008 due to revenue and profitability erosion based on lower circulation and less advertising.	$23.7	$1.5	$(5.0)	$3.9	$0.3

Ownership interest in a mortgage-backed security. An impairment was recognized in the first quarter of 2008 due to spread widening caused by price declines. The Company is unlikely to hold this security until the price fully recovers.	0.8	(0.4)	(5.5)	129.5	(13.3)

Ownership interest in a collateralized debt obligation. An impairment was recognized in the first quarter of 2008 as this security was sold at a loss at that time.	—	—	(12.1)	—	—

Ownership interest in a market value collateralized loan obligation. An impairment was recognized in the first quarter of 2008 following the breach of the termination/liquidation trigger and subsequent restructuring of the security.	—	—	(11.2)	—	—

Ownership interest in collateralized closed end second lien loans. Impairments were recognized in the first and second quarters of 2008 due to collateral deterioration and the uncertainty of the claims paying ability of the monoline surety. [2]	—	—	(10.6)	1.6	—

A bank specializing in secured residential and commercial lending. An impairment was recognized in the second quarter of 2008 due to increased pressure on the financial sector. The Company does not expect this security to recover in the near future.	—	—	(10.2)	13.8	—

Ownership in a trust preferred pool primarily with bank collateral. An impairment was recognized in the second quarter of 2008 due to market volatility in the financial sector and the deferral of payments by bank collateral in the transaction.	—	—	(8.1)	10.1	—

Ownership interest in a mortgage-backed security. An impairment was recognized in the first quarter of 2008 due to collateral deterioration and the uncertainty of the claims paying ability of the monoline surety. [2]	—	—	(7.7)	44.6	(7.2)

Ownership interest in a mortgage-backed security. An impairment was recognized in the second quarter of 2008 due to deterioration in the underlying collateral and the volatile real estate market. [3]	—	—	(7.4)	88.3	(13.0)

(Table continued on next page)

(Table continued from previous page)

	Fair value at sale (proceeds)	YTD gain (loss) on sale	YTD write- downs	June 30, 2008
(in millions)				Holdings[1]	Net unrealized gain (loss)
Ownership interest in a synthetic collateralized debt obligation. An impairment was recognized in the second quarter of 2008 as the market yield indicates a deterioration in the expected yield.	—	—	(6.6)	3.4	—

Ownership in a mortgage-backed security. An impairment was recognized in the second quarter of 2008 due to collateral erosion and the volatile real estate market. [2]	—	—	(6.2)	24.4	(1.1)

An international company that specializes in the ownership, management and development of shopping centers. An impairment was recognized in the first quarter of 2008 due to bankruptcy concerns and the risk of liquidation.	—	—	(6.0)	24.0	(1.5)

Ownership in a trust fund primarily consisting of mortgage loans. An impairment was recognized in the second quarter of 2008 due to collateral erosion and the volatile real estate market. [2]	—	—	(5.9)	178.5	(17.0)

A builder of single-family homes. Impairments were recognized in the first and second quarters of 2008 due to volatile real estate market conditions and the company’s negative cash flow position.	—	—	(5.1)	7.6	—

Ownership interest in an mortgage-backed security. An impairment was recognized in the second quarter of 2008 due to collateral erosion and the volatile real estate market. [3]	—	—	(4.8)	11.2	(0.8)

Ownership in an asset-backed security. An impairment was recognized in the second quarter of 2008 due to spread widening caused by price declines. The Company is unlikely to hold this security until the price fully recovers. [3]	—	—	(4.8)	6.4	(0.3)

Ownership interest in a mortgage-backed security. An impairment was recognized in the first quarter of 2008 due to the continuing deterioration of collateral performance. [2]	—	—	(4.6)	2.1	(0.7)

Ownership interest in a collateralized debt obligation with a large exposure to financial sector debtors. This exposure severely depressed the security price and, along with the thinning support in the CDO structure, reduces the likelihood of a full recovery. An impairment was recognized in the first quarter of 2008.	—	—	(4.5)	0.5	0.7

A pooled trust preferred security consisting mostly of structured bank collateral. Impairments were recognized in the first and second quarters of 2008 due to liquidity and market conditions.	—	—	(4.3)	17.7	(9.9)

Total	$24.5	$1.1	$(130.6)	$567.6	$(63.8)

[1]	Holdings represent amortized cost of fixed maturity securities and cost of equity securities as of the date indicated.

[2]	Security with Sub-prime collateral.

[3]	Security with Alt-A collateral

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

PART II – OTHER INFORMATION

ITEM 1 LEGAL PROCEEDINGS

See Part 1 – Financial Information, Item 1 – Condensed Consolidated Financial Statements, Note 8 – Contingencies – Legal Matters for a discussion of legal proceedings.

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

NATIONWIDE LIFE INSURANCE COMPANY (Registrant)

Date: August 7, 2008	/s/ Timothy G. Frommeyer
Timothy G. Frommeyer, Senior Vice President — Chief Financial Officer (Principal Financial Officer and Duly Authorized Officer)