Form 10-K
period 2008-12-31
NATIONWIDE LIFE INSURANCE CO
filed 2009-03-02
CIK 205695

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2008

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

FOR THE YEAR ENDED DECEMBER 31, 2008

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

Wholly-owned subsidiaries of NLIC as of December 31, 2008 include Nationwide Life and Annuity Insurance Company (NLAIC) and Nationwide Investment Services Corporation (NISC). NLAIC offers universal life insurance, variable universal life insurance, corporate-owned life insurance (COLI) and individual annuity contracts on a non-participating basis. NISC is a registered broker/dealer.

The Company is a leading provider of long-term savings and retirement products in the United States of America (U.S.). The Company develops and sells a diverse range of products including individual annuities, private and public sector group retirement plans, other investment products sold to institutions, life insurance and advisory services.

The Company sells its products through a diverse distribution network. Unaffiliated entities that sell the Company’s products to their own customer bases include independent broker/dealers, financial institutions, wirehouse and regional firms, pension plan administrators, and life insurance specialists. Representatives of affiliates who market products directly to a customer base include Nationwide Retirement Solutions, Inc. (NRS) and Nationwide Financial Network (NFN) producers. The Company also distributes products through the agency distribution force of its ultimate parent company, NMIC. The Company believes its broad range of competitive products, strong distributor relationships and diverse distribution network position it to compete effectively in the rapidly growing retirement savings market.

Business Segments

Individual Investments

The Individual Investments segment consists of individual The BEST of AMERICA® and private label deferred variable annuity products, individual annuity products, deferred fixed annuity products, income products and investment advisory services. Individual deferred annuity contracts provide the customer with tax-deferred accumulation of savings and flexible payout options including lump sum, systematic withdrawal or a stream of payments for life. In addition, individual variable annuity contracts provide the customer with access to a wide range of investment options and asset protection features, while individual fixed annuity contracts generate a return for the customer at a specified interest rate fixed for prescribed periods.

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

Additional information related to the Company’s business segments is included in Note 18 to the audited consolidated financial statements included in the F pages of this report.

Reinsurance

The Company follows the industry practice of reinsuring with other companies a portion of its life insurance and annuity risks in order to reduce net liability on individual risks, to provide protection against large losses and to obtain greater diversification of risks. During 2007, the Company increased the maximum amount of individual ordinary life insurance retained by the Company on any one life from $5.0 million to $10.0 million This increase was prospective and did not change the retained amount for policies sold prior to the change. The Company cedes insurance primarily on an automatic basis, whereby risks are ceded to a reinsurer on specific blocks of business where the underlying risks meet certain predetermined criteria, and on a facultative basis, whereby the reinsurer’s prior approval is required for each risk reinsured. The Company also cedes insurance on a case-by-case basis particularly where the Company may be writing new risks or is unwilling to retain the full costs associated with new lines of business. The Company maintains catastrophic reinsurance coverage to protect against large losses related to a single event. The ceding of risk does not discharge the original insurer from its primary obligation to the policyholder.

The Company has entered into reinsurance contracts with certain unaffiliated reinsurers to cede a portion of its general account life, annuity and health business. Total amounts recoverable under these reinsurance contracts include ceded reserves, paid and unpaid claims, and certain other amounts and totaled $738.1 million and $788.1 million as of December 31, 2008 and 2007, respectively. The impact of these contracts on the Company’s results of operations is immaterial. Under the terms of the contracts, specified assets have been placed in trusts as collateral for the recoveries. The trust assets are invested in investment grade securities, the fair value of which must at all times be greater than or equal to 100% or 102% of the reinsured reserves, as outlined in each of the underlying contracts. Certain portions of the Company’s variable annuity guaranteed benefit risks are also reinsured. These treaties reduce the Company’s exposure to death benefit and income benefit guarantee risk in the Individual Investments segment. The Company has no other material reinsurance arrangements with unaffiliated reinsurers.

The Company’s only material reinsurance agreements with affiliates are the modified coinsurance agreements pursuant to which NLIC ceded to other members of Nationwide all of its accident and health insurance business not ceded to unaffiliated reinsurers, as described in Note 14 to the audited consolidated financial statements included in the F pages of this report.

Ratings

Ratings with respect to claims-paying ability and financial strength are one factor in establishing the competitive position of insurance companies. These ratings represent each agency’s opinion of an insurance company’s financial strength, operating performance, strategic position and ability to meet its obligations to policyholders. They are not evaluations directed toward the protection of investors and are not recommendations to buy, sell or hold securities. Such factors are important to policyholders, agents and intermediaries. Rating agencies utilize quantitative and qualitative analysis, including the use of key performance indicators, financial and operating ratios and proprietary capital models to establish ratings for the Company and certain subsidiaries. The Company’s ratings are continuously evaluated relative to its performance as measured using these metrics and the impact that changes in the underlying business in which it is engaged can have on such measures. In an effort to minimize the adverse impact of this risk, the Company maintains regular communications with the rating agencies, performs evaluations utilizing its own calculations of these key metrics, and considers such evaluation in the way it conducts its business.

Ratings are important to maintaining public confidence in the Company and its ability to market its annuity and life insurance products. Rating agencies continually review the financial performance and condition of insurers, including the Company. Any lowering of the Company’s ratings could have an adverse effect on the Company’s ability to market its products and could increase the rate of surrender of the Company’s products. Both of these consequences could have an adverse effect on the Company’s liquidity and, under certain circumstances, net income. NLIC and NLAIC each have financial strength ratings of “A+” (Superior) from A.M. Best Company, Inc. (A.M. Best), and their claims-paying ability/financial strength are rated “Aa3” (Excellent) by Moody’s Investors Service, Inc. (Moody’s) and “A+” (Strong) by Standard & Poor’s Rating Services, a division of The McGraw-Hill Companies, Inc. (S&P). The Company’s financial strength is also reflected in the ratings of its commercial paper, which is rated “AMB-1” by A.M. Best, “P-1” by Moody’s and “A-1” by S&P.

On December 19, 2008, Moody’s put its current rating under review for possible downgrade. Moody’s review is currently ongoing. On December 22, 2008, S&P lowered its financial strength ratings of NLIC and NLAIC to “A+” from “AA-” with a stable outlook. Additionally, the Company’s commercial paper rating was also lowered by S&P on December 22, 2008 from “A-1+” to “A-1”. On January 27, 2009, A.M. Best placed its ratings of NLIC on negative outlook. These actions have taken place during a time when many major life insurers have experienced similar outlook changes and/or negative downgrades, caused by weak economic conditions and volatility in the credit and equity markets.

These ratings are subject to ongoing review by A.M. Best, Moody’s and S&P, and the maintenance of such ratings cannot be assured. If any rating is reduced from its current level, the Company’s financial position and results of operations could be adversely affected.

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

Insurance companies are required to file detailed annual and quarterly statutory financial statements with state insurance regulators in each of the states in which they do business, and their business and accounts are subject to examination by such regulators at any time. In addition, insurance regulators periodically examine an insurer’s financial condition, adherence to statutory accounting practices, and compliance with insurance department rules and regulations. Applicable state insurance laws, rather than federal bankruptcy laws, apply to the liquidation or restructuring of insurance companies. Changes in regulations, or in the interpretation of existing laws or regulations, may adversely impact pricing, reserve adequacy or exposure to litigation and could increase the costs of regulatory compliance by the Company’s insurance subsidiaries. Any proposed or future state legislation or regulations may negatively impact the Company’s financial position or results of operations.

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

Regulation of Dividends and Other Payments

The payment of dividends by NLIC is subject to restrictions set forth in the insurance laws and regulations of the State of Ohio, its domiciliary state. The State of Ohio insurance laws require Ohio-domiciled life insurance companies to seek prior regulatory approval to pay a dividend or distribution of cash or other property if the fair market value thereof, together with that of other dividends or distributions made in the preceding 12 months, exceeds the greater of (1) 10% of statutory-basis policyholders’ surplus as of the prior December 31 or (2) the statutory-basis net income of the insurer for the prior year. During the year ended December 31, 2008, NLIC paid a dividend of $246.5 million to NFS after providing prior notice to the ODI. The dividend included $181.9 million in cash and $64.6 million in securities. NLIC’s statutory capital and surplus as of December 31, 2008 was $2.26 billion, and statutory net loss for 2008 was $898.3 million. As of January 1, 2009, NLIC could not pay dividends to NFS without obtaining prior approval from the ODI. The benefits from the use of permitted practices approved by the ODI may not be considered when determining capital and surplus available for dividends. See Note 12 to the audited consolidated financial statements included in the F pages of this report for further discussion.

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

Based on the formula adopted by the NAIC, the adjusted capital of NLIC and NLAIC as of December 31, 2008 exceeded the levels at which they would be required to take corrective action.

Assessments Against and Refunds to Insurers

Insurance guaranty association laws exist in each state, the District of Columbia and the Commonwealth of Puerto Rico. Insurers doing business in any of these jurisdictions can be assessed for policyholder losses incurred by insolvent insurance companies. The amount and timing of any future assessment on or refund to NLIC and its insurance subsidiaries under these laws cannot be reasonably estimated and are beyond the control of NLIC and its insurance subsidiaries. A large part of the assessments paid by NLIC and its insurance subsidiaries pursuant to these laws may be used as credits for a portion of NLIC and its insurance subsidiaries’ premium taxes. For the years ended December 31, 2008, 2007 and 2006, net premium tax refunds received by the Company were immaterial.

Securities Laws

NLIC and NLAIC, and certain policies and contracts offered by these companies, are subject to regulation under the federal securities laws administered by the U.S. Securities and Exchange Commission (SEC) and under certain state securities laws. Certain separate accounts of NLIC and NLAIC are registered as investment companies under the Investment Company Act of 1940, as amended (Investment Company Act). Separate account interests under certain variable annuity contracts and variable insurance policies issued by NLIC and NLAIC are also registered under the Securities Act of 1933, as amended (Securities Act). Certain affiliates of the Company are registered as broker/dealers under the Securities Exchange Act of 1934, as amended (Securities Exchange Act), and are members of, and subject to regulation by, the Financial Industry Regulatory Authority. Certain subsidiaries of the Company are also subject to the SEC’s net capital rules.

Certain affiliates of the Company are investment advisors registered under the Investment Advisors Act of 1940, as amended, and the Securities Act. The investment companies managed by such subsidiaries are registered with the SEC under the Investment Company Act, and the shares of certain of these entities are qualified for sale in certain states and the District of Columbia. A subsidiary of the Company is registered with the SEC as a transfer agent.

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

Tax Legislation

Life insurance products may be used to provide income tax deferral and income tax free death benefits; annuity contracts may be used to provide income tax deferral. The value of these benefits is related to the level of income tax and capital gains tax rates. Changes to the income tax rates and the capital gains tax rates can affect the value of these benefits, and therefore the desirability of those products.

The U.S. Congress periodically has considered possible legislation that, if enacted, could materially reduce or eliminate many of the tax advantages of purchasing and owning annuity and life insurance products. Although the proposals have not been enacted, those proposals, or other similar proposals, could be introduced for enactment in future periods.

The administration of President Barack Obama may propose changes to the Internal Revenue Code to address the fiscal challenges currently faced by the federal government. These changes could include changes to the taxation of life insurance, annuities, mutual funds, retirement savings plans, and other investment alternatives offered by the Company. Such changes could have an adverse impact on the desirability of the products offered by the Company.

Available Information

The Company files electronically with the SEC its Current Reports on Form 8-K, Quarterly Reports on Form 10-Q, Annual Reports on Form 10-K and other reports, which are available on the SEC’s web site (http://www.sec.gov). In addition, all reports filed by the Company with the SEC may be read and copied at the SEC’s Public Reference Room located at 100 F Street, N.E., Room 1580, Washington, D.C. 20549. Information on the operation of the Public Reference Room may be obtained by calling the SEC at 1-800-SEC-0330. The Company also makes available these reports, free of charge, on its web site (http://www.nationwide.com)

ITEM 1A RISK FACTORS

Adverse capital and credit market conditions may significantly affect the Company’s ability to meet liquidity needs and impact capital position.

The capital and credit markets have been experiencing extreme volatility and disruption for more than twelve months. During the second half of 2008, the volatility and disruption have reached unprecedented levels. In some cases, the markets have exerted downward pressure on availability of liquidity and credit capacity for certain issuers. Economic conditions have continued to deteriorate in 2009.

The Company needs liquidity to pay its operating expenses, interest on its debt and dividends on its capital stock, and to replace certain maturing liabilities. The principal sources of the Company’s liquidity are insurance premiums, annuity considerations, deposit funds, cash flow from its investment portfolio and assets, consisting mainly of cash or assets that are readily convertible into cash. Sources of liquidity also include a variety of short- and long-term instruments, including repurchase agreements, commercial paper, bank loans, medium- and long-term debt, junior subordinated debt securities and capital securities.

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

Disruptions, uncertainty or volatility in the capital and credit markets may also limit the Company’s access to capital required to operate its business, most significantly its insurance operations. Such market conditions may limit the Company’s ability to replace, in a timely manner, maturing liabilities; satisfy statutory capital requirements; generate fee income and market-related revenue to meet liquidity needs; and access the capital necessary to grow its business. As such, the Company may be forced to issue shorter-term securities than it prefers, or bear an unattractive cost of capital, which could decrease the Company’s profitability and significantly reduce the Company’s financial flexibility. The Company’s results of operations, financial condition, cash flows and statutory capital position could be materially adversely affected by disruptions in the financial markets.

Difficult conditions in the economy generally may materially adversely affect the Company’s business and results of operations, and these conditions may not improve in the near future.

The Company’s results of operations are materially affected by conditions in the economy in both the U.S. and elsewhere. The stress experienced by global capital markets that began in the second half of 2007 continued and substantially increased during 2008. Recently, concerns over inflation, energy costs, geopolitical issues, the availability and cost of credit, the U.S. mortgage market, and a declining real estate market in the U.S. have contributed to increased volatility and diminished expectations for the economy and the markets going forward. These factors, combined with volatile oil prices, declining business and consumer confidence, and increased unemployment, have precipitated an economic slowdown and a recession. In addition, the fixed-income markets are experiencing a period of extreme volatility, which has negatively impacted market liquidity conditions. Initially, the concerns on the part of market participants were focused on the Sub-prime segment of the mortgage-backed securities (MBS) market. However, these concerns have since expanded to include a broad range of MBSs (including those backed by commercial mortgages), asset-backed securities (ABSs) and other fixed income securities, including those rated investment grade, the U.S. and international credit and interbank money markets generally, and a wide range of financial institutions and markets, asset classes and sectors. As a result, the market for fixed income instruments has experienced decreased liquidity, increased price volatility, credit downgrade events, and increased probability of default. Securities that are less liquid are more difficult to value and may be hard to dispose of. These events and the continuing market upheavals may have an adverse effect on the Company, in part because the Company has a large investment portfolio and also is dependent upon customer behavior. The Company’s revenues are likely to decline in such circumstances, and the Company’s profit margins could erode. In addition, in the event of extreme prolonged market events, such as the global credit crisis, the Company could incur significant losses. Even in the absence of a market downturn, the Company is exposed to substantial risk of loss due to market volatility.

The Company is a significant writer of variable annuity products. The account values of these products will be affected by the downturn in capital markets. Any decrease in account values will decrease the fees generated by the Company’s variable annuity products. See Part II, Item 7A – Quantitative and Qualitative Disclosures about Market Risk – Equity Market Risk for a complete discussion of risk factors associated with guaranteed contracts.

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

The Internal Revenue Code may be changed to address the fiscal challenges currently faced by the federal government. These changes could include changes to the taxation of life insurance, annuities, mutual funds, retirement savings plans, and other investment alternatives offered by the Company. Such changes could have an adverse impact on the desirability of the products offered by the Company.

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

The Company is exposed to significant financial and capital markets risk, including changes in interest rates, credit spreads, equity prices, real estate values, foreign currency exchange rates, market volatility, the performance of the economy in general, the performance of the specific obligors included in its portfolio and other factors outside the Company’s control. The Company’s exposure to interest rate risk relates primarily to the market price and cash flow variability associated with changes in interest rates. A rise in interest rates will increase the net unrealized loss position of the Company’s investment portfolio and, if long-term interest rates rise dramatically within a six to twelve month time period, certain of the Company’s life insurance businesses may be exposed to disintermediation risk. Disintermediation risk refers to the risk that the Company’s policyholders may surrender their contracts in a rising interest rate environment, requiring the Company to sell assets, which likely would have declined in value due to the increase in interest rates. Due to the long-term nature of the liabilities associated with certain of the Company’s life insurance businesses, guaranteed benefits on variable annuities and structured settlements, sustained declines in long-term interest rates may subject the Company to reinvestment risks and increased hedging costs. In other situations, declines in interest rates may result in increasing the duration of certain life insurance liabilities, creating asset liability duration mismatches. The Company’s investment portfolio also contains interest rate sensitive instruments, such as fixed income securities, which may be adversely affected by changes in interest rates from governmental monetary policies, domestic and international economic and political conditions, and other factors beyond the Company’s control. A rise in interest rates would increase the net unrealized loss position of the investment portfolio, offset by the Company’s ability to earn higher rates of return on funds reinvested. Conversely, a decline in interest rates would decrease the net unrealized loss position of the investment portfolio, offset by lower rates of return on funds reinvested. The Company’s mitigation efforts with respect to interest rate risk primarily are focused toward maintaining an investment portfolio with diversified maturities that has a weighted average duration that is approximately equal to the duration of the estimated liability cash flow profile. However, the Company’s estimate of the liability cash flow profile may be inaccurate, and the Company might need to sell assets, which likely would have declined in value due to the increase in interest rates, in order to cover the liability. Although the Company takes measures to manage the economic risks of investing in a changing interest rate environment, the Company may not be able to mitigate the interest rate risk of the Company’s assets relative to its liabilities.

The Company’s exposure to credit spreads primarily relates to market price and cash flow variability associated with changes in credit spreads. A widening of credit spreads will increase the net unrealized loss position of the investment portfolio, will increase losses associated with credit based derivatives where the Company assumes credit exposure, and, if issuer credit spreads increase significantly or for an extended period of time, would likely result in higher other-than-temporary impairments. Credit spread tightening will reduce net investment income associated with new purchases of fixed maturities. In addition, market volatility can make it difficult to value certain of the Company’s securities if trading becomes less frequent. As such, valuations may include assumptions or estimates that may have significant period-to-period changes, which could have a material adverse effect on the Company’s results of operations or financial condition. Credit spreads on both corporate and structured securities have widened, resulting in continuing depressed pricing. Continuing challenges include continued weakness in the U.S. real estate market and increased mortgage delinquencies, investor anxiety over the U.S. economy, rating agency downgrades of various structured products and financial issuers, unresolved issues with structured investment vehicles and monolines, deleveraging of financial institutions and hedge funds, and a serious dislocation in the interbank market. If significant, continued volatility, changes in interest rates, changes in credit spreads and defaults, a lack of pricing transparency, market liquidity, declines in equity prices, and the strengthening or weakening of foreign currencies against the U.S. dollar, individually or in tandem, could have a material adverse effect on the Company’s results of operations, financial condition or cash flows through realized losses, impairments and changes in unrealized positions.

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

•	Trading securities are recorded at fair value with subsequent changes in fair value recognized in net investment income.

•	Short-term investments include investments with remaining maturities of one year or less, but greater than three months, at the time of acquisition and are stated at fair value.

•

Mortgage loans held for investment are stated at unpaid principal balance, adjusted for any unamortized premium or discount, deferred fees or expenses, net of valuation allowances. Commercial mortgage loans that are held for sale are carried at fair value as elected under Statement of Financial Accounting Standards (SFAS) No. 159, The Fair Value Option for Financial Assets and Financial Liabilities, Including an amendment of Financial Accounting Standards Board (FASB) Statement No. 115.

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

Fixed maturity, equity and trading securities and certain other investments are reported at fair value on the balance sheet. The Company has categorized these securities into a three-level hierarchy, based on the priority of the inputs to the respective valuation technique. The fair value hierarchy gives the highest priority to quoted prices in active markets for identical assets (Level 1) and the lowest priority to unobservable inputs (Level 3). If the inputs used to measure fair value fall within different levels of the hierarchy, the category level is based on the lowest priority level input that is significant to the fair value measurement of the instrument in its entirety.

The Company categorizes financial assets recorded at fair value in the consolidated balance sheets as follows:

•

Level 1 – Unadjusted quoted prices accessible in active markets for identical assets or liabilities at the measurement date. The types of assets utilizing Level 1 valuations include U.S. Treasury and agency securities, equity securities listed in active markets, investments in publicly traded mutual funds with quoted market prices, and listed derivatives.

•

Level 2 – Unadjusted quoted prices for similar assets in active markets or inputs (other than quoted prices) that are observable or that are derived principally from or corroborated by observable market data through correlation or other means. The types of assets utilizing Level 2 valuations generally include U.S. Government agency securities, municipal bonds, structured notes and certain MBSs and ABSs, certain corporate debt, certain private placement investments, and certain derivatives, including certain cross-currency interest rate swaps and credit default swaps.

•

Level 3 – Prices or valuation techniques that require inputs that are both unobservable and significant to the overall fair value measurement. Inputs reflect management’s best estimate about the assumptions market participants would use at the measurement date in pricing the asset. Consideration is given to the risk inherent in both the method of valuation and the valuation inputs. Generally, the types of assets utilizing Level 3 valuations are certain MBSs and ABSs, certain corporate debt, certain private placement investments, certain mutual fund holdings, and certain derivatives.

Prices provided by independent pricing services and independent broker quotes used to assist in developing the fair value measurement can vary widely even for the same security. The determination of fair values in the absence of quoted market prices is based on: 1) valuation methodologies; 2) securities the Company deems to be comparable; and 3) assumptions deemed appropriate given the circumstances. The fair value estimates are made at a specific point in time, based on available market information and judgments about financial instruments, including estimates of the timing and amounts of expected future cash flows and the credit standing of the issuer or counterparty. Factors considered in estimating fair value include coupon rate, maturity, estimated duration, call provisions, sinking fund requirements, issuer credit worthiness, industry sector of the issuer, issuer and security specific liquidity, performance of the underlying collateral and quoted market prices of comparable securities. The use of different methodologies and assumptions may have a material effect on the estimated fair value amounts.

During periods of market disruption including periods of significantly changing interest rates, rapidly widening credit spreads, inactivity or illiquidity, it may be difficult to value certain of the Company’s securities, for example Alt-A and Sub-prime MBSs or certain types of ABSs, if trading becomes less frequent and/or market data becomes less observable. There may be certain asset classes that were in active markets with significant observable data that become illiquid due to the current financial environment. In such cases, more securities may fall to Level 3 and thus result in more subjectivity and management judgment. As such, valuations may include inputs and assumptions that are less observable or require greater estimation as well as valuation methods, which are more sophisticated or require greater estimation, thereby resulting in values which may be different from the value at which the investments ultimately may be sold. Further, rapidly changing and unprecedented credit and equity market conditions could materially impact the valuation of securities as reported within the Company’s financial statements, and the period-to-period changes in value could vary significantly. Decreases in value may have a material adverse effect on the Company’s results of operations or financial condition.

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

The reported value of the Company’s relatively illiquid types of investments, and, at times, the high quality, generally liquid asset classes, do not necessarily reflect the lowest observed price for the asset. If the Company was forced to sell certain assets in the current market, there can be no assurance that the Company would be able to sell them for the prices at which they are recorded, and the Company may be forced to sell them at significantly lower prices.

The determination of the amount of allowances and impairments taken on the Company’s investments and the valuation allowance on the deferred income tax asset are judgmental and could materially impact the Company’s results of operations or financial position.

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

For debt and equity securities not subject to Emerging Issues Task Force Issue (EITF) No. 99-20, Recognition of Interest Income and Impairment on Purchased and Retained Beneficial Interests in Securitized Financial Assets, as amended by FASB Staff Position (FSP) EITF 99-20-1 (EITF 99-20), an other-than-temporary impairment charge is taken when the Company does not have the ability and intent to hold the security until the forecasted recovery or based on the probability that the Company may not be able to receive all contractual payments when due. Debt securities accounted for under EITF 99-20 may experience other-than-temporary impairment in future periods in the event an adverse change in cash flows is anticipated or probable. Furthermore, equity securities may experience other-than-temporary impairment in the future based on the prospects for recovery in value in a reasonable period.

Many criteria are considered during this process including, but not limited to, the current fair value as compared to cost or amortized cost, as appropriate, of the security; the amount and length of time a security’s fair value has been below cost or amortized cost; specific known and probable credit issues and financial prospects related to the issuer and/or collateral; management’s intent and ability to hold or dispose of the security; and current economic conditions. Other-than-temporary impairment losses result in a reduction to the cost basis of the underlying investment.

See Note 11 to the audited consolidated financial statements included in the F pages of this report for a discussion of management’s considerations in assessing the realizability of deferred tax assets.

Deterioration in the public debt and equity markets could lead to additional investment losses.

The prolonged and severe disruptions in the public debt and equity markets, including among other things, widening of credit spreads, bankruptcies and government intervention in a number of large financial institutions, have resulted in significant realized and unrealized losses in the Company’s investment portfolio. For the year ended December 31, 2008, the Company incurred substantial realized and unrealized investment losses, as described in Part II, Item 7 – MD&A. Subsequent to December 31, 2008, through the date of this report, conditions in the public debt and equity markets have continued to deteriorate, and pricing levels have continued to decline. As a result, depending on market conditions, the Company could incur substantial additional realized and unrealized losses in future periods, which could have a material adverse impact on the Company’s results of operations, equity, business, and insurer financial strength and debt ratings.

A downgrade or potential downgrade in the Company’s financial strength or credit ratings could result in a loss of business and adversely affect the Company’s financial condition and results of operations.

Financial strength ratings, which various Nationally Recognized Statistical Rating Organizations (NRSROs) publish as indicators of an insurance company’s ability to meet contractholder and policyholder obligations, are important to maintaining public confidence in the Company’s products, the Company’s ability to market its products and its competitive position.

Downgrades in the Company’s financial strength ratings could have an adverse effect on the Company’s financial condition and results of operations in many ways, including reducing new sales of insurance products, annuities and other investment products; adversely affecting the Company’s relationships with its sales force and independent sales intermediaries; increasing the number or amount of policy surrenders and withdrawals by contractholders and policyholders; requiring the Company to reduce prices for many of its products and services to remain competitive; and adversely affecting the Company’s ability to obtain reinsurance at reasonable prices or at all.

In addition to the financial strength ratings of the Company’s insurance subsidiaries, various NRSROs also publish credit ratings for NFS and several of its subsidiaries. Credit ratings are indicators of a debt issuer’s ability to meet the terms of debt obligations in a timely manner and are important factors in the Company’s overall funding profile and ability to access certain types of liquidity. Downgrades in the Company’s credit ratings could have an adverse effect on the Company’s financial condition and results of operations in many ways, including limiting the Company’s access to capital markets, potentially increasing the cost of debt, and requiring the Company to post collateral.

On September 18, September 29, October 2, and October 10, 2008, A.M. Best Company, Inc., Fitch Ratings Ltd., Moody’s and Standard & Poor’s, respectively, each revised its outlook for the U.S. life insurance sector to negative from stable, citing, among other things, the significant deterioration and volatility in the credit and equity markets, economic and political uncertainty, and the expected impact of realized and unrealized investment losses on life insurers’ capital levels and profitability.

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

If the Company’s business does not perform well or if actual experience versus estimates used in valuing and amortizing deferred policy acquisition costs (DAC) varies significantly, the Company may be required to accelerate the amortization of DAC, which could adversely affect the Company’s results of operations or financial condition.

The Company incurs significant costs in connection with acquiring new and renewal business. Those costs that vary with and primarily are related to the production of new and renewal business are deferred and referred to as DAC. The recovery of DAC is dependent upon the future profitability of the related business. The amount of future profit or margin primarily is dependent on investment returns in excess of the amounts credited to policyholders, mortality, morbidity, persistency, interest crediting rates, dividends paid to policyholders, expenses to administer the business, creditworthiness of reinsurance counterparties, and certain economic variables, such as inflation. Of these factors, the Company anticipates that investment returns are most likely to impact the rate of amortization of such costs. The aforementioned factors enter into management’s estimates of gross profits, which generally are used to amortize such costs. If the estimates of gross profits were overstated, then the amortization of such costs would be accelerated in the period the actual experience is known or when estimates are reevaluated and would result in a charge to income. Significant or sustained equity market declines could result in an acceleration of amortization of DAC related to variable annuity and variable universal life contracts, resulting in a charge to operations. Such adjustments could have a material adverse effect on the Company’s results of operations or financial condition.

Deviations from assumptions regarding future persistency, mortality, morbidity and interest rates used in calculating reserve amounts could have a material adverse impact on the Company’s results of operations or financial condition.

The process of calculating reserve amounts for a life insurance organization involves the use of a number of assumptions, including those related to persistency (how long a contract stays with a company), mortality, morbidity and interest rates (the rates expected to be paid or received on financial instruments, including insurance or investment contracts). Actual results could differ significantly from those assumed. As such, significant deviations from one or more of these assumptions could result in a material adverse impact on the Company’s results of operations or financial condition.

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

•

changes in tax laws, including changes that could reduce or eliminate many of the tax advantages of purchasing and owning annuity and life insurance products (see Difficult conditions in the economy generally may adversely affect the Company’s business and results of operations, and these conditions may not improve in the near future, and Part I, Item 1 – Business – Regulation –Tax Legislation for a description of risk factors related to potential tax legislation and “Tax Matters” in Note 15 to the audited consolidated financial statements included in the F pages of this report for information regarding the Company’s separate account dividends received deduction); or

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

Certain changes in accounting and/or financial reporting standards issued by the FASB, the SEC or other standard-setting bodies could have a material adverse impact on the Company’s financial position or results of operations.

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

The continued threat of terrorism and ongoing military and other actions may result in decreases in the Company’s consolidated net (loss) income, revenue and assets under management and may adversely impact the Company’s consolidated investment portfolio.

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

ITEM 1B UNRESOLVED STAFF COMMENTS

None.

ITEM 2 PROPERTIES

Pursuant to an arrangement between NMIC and certain of its subsidiaries, during 2008 the Company leased on average approximately 890,000 square feet of office space in the three building home office complex and in other offices in central Ohio. The Company believes that its present and planned facilities are adequate for the anticipated needs of the Company.

ITEM 3 LEGAL PROCEEDINGS

See Note 15 to the audited consolidated financial statements included in the F pages of this report for a discussion of legal proceedings.

ITEM 4 SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Omitted due to reduced disclosure format.

PART II

ITEM 5 MARKET PRICE OF AND DIVIDENDS ON THE REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

There is no established public trading market for NLIC’s shares of common stock. All 3,814,779 issued and outstanding shares of NLIC’s common stock are owned by NFS. NLIC did not repurchase any shares of its common stock or sell any unregistered shares of its common stock during 2008.

NLIC declared and paid dividends to NFS of $246.5 million, $537.5 million and $375.0 million during 2008, 2007 and 2006, respectively. Dividends paid during 2007 included $242.5 million of extraordinary dividends considered a return of capital. There was no return of capital to NFS during 2008 and 2006. The 2008 dividend paid by NLIC included $64.6 million in securities.

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

(ix)

reduction in the value of the Company’s investment portfolio as a result of changes in interest rates, yields and liquidity in the market as well as geopolitical conditions and the impact of political, regulatory, judicial, economic or financial events, including terrorism, affecting the market generally and companies in the Company’s investment portfolio specifically; increased liabilities related to living benefits and death benefit guarantees; corresponding impact on the ultimate realizability of deferred tax assets;

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

(xiv)

deviations from assumptions regarding future persistency, mortality (including as a result of the outbreak of a pandemic illness), morbidity and interest rates used in calculating reserve amounts and in pricing the Company’s products;

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

Overview

Following is management’s narrative analysis of the results of operations of the Company for the three years ended December 31, 2008. This discussion should be read in conjunction with the audited consolidated financial statements and related notes beginning on page F-1 of this report.

See Part I, Item 1 – Business – Overview for a description of the Company and its ownership structure.

Business Segments

Management views the Company’s business primarily based on its underlying products and uses this basis to define its four reportable segments: Individual Investments, Retirement Plans, Individual Protection, and Corporate and Other.

The primary segment profitability measure that management uses is pre-tax operating (loss) earnings, which is calculated by adjusting (loss) income from continuing operations before federal income tax (benefit) expense to exclude: (1) net realized investment gains and losses, except for periodic net amounts paid or received on interest rate swaps that do not qualify for hedge accounting treatment and net realized gains and losses related to GMDB contracts and securitizations; and (2) the adjustment to amortization of DAC related to net realized investment gains and losses.

See Part I, Item 1 – Business – Business Segments for a description of the components of each segment.

The following table summarizes pre-tax operating (loss) earnings by segment for the years ended December 31:

(dollars in millions)	2008	2007	Change	2006	Change
Individual Investments	$(240.3)	$269.6	NM	$202.8	33%
Retirement Plans	142.1	144.9	(2)%	138.7	4%
Individual Protection	206.9	225.8	(8)%	220.7	2%
Corporate and Other	(133.1)	72.9	NM	75.0	(3)%

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

In addition, life insurance profits are significantly impacted by mortality, morbidity and persistency experience. Asset impairments and the tax position of the Company also impact profitability.

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

Fair Value Measurements

As described in Note 4 to the audited consolidated financial statements included in the F pages of this report, the Company adopted SFAS No. 157, Fair Value Measurements (SFAS 157), effective January 1, 2008. SFAS 157 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. In determining fair value, the Company uses various methods including market, income and cost approaches. The Company utilizes valuation techniques that maximize the use of observable inputs and minimize the use of unobservable inputs.

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

The Company categorizes financial assets and liabilities recorded at fair value in the consolidated balance sheets as Level 1, Level 2 or Level 3 depending on the observability of inputs used to measure fair value.

Investments

For fixed maturity and marketable equity securities for which market quotations generally are available, the Company generally uses independent pricing services to assist in determining the fair value measurement. For certain fixed maturity securities not priced by independent services (generally private placement securities without quoted market prices), an internally developed pricing model or “corporate pricing matrix” is most often used. The corporate pricing matrix is developed by obtaining private spreads versus the U.S. Treasury yield for corporate securities with varying weighted average lives and bond ratings. The weighted average life and bond rating of a particular fixed maturity security to be priced using the corporate matrix are important inputs into the model and are used to determine a corresponding spread that is added to the U.S. Treasury yield to create an estimated market yield for that bond. The estimated market yield and other relevant factors are then used to estimate the fair value of the particular fixed maturity security. The Company also utilized broker quotes in pricing securities or to validate modeled prices.

As of December 31, 2008, 78% of the prices of fixed maturity securities were valued with the assistance of independent pricing services, 12% were valued with the assistance of the Company’s pricing matrices, 5% were valued with the assistance of broker quotes and 5% were valued from other sources (compared to 73%, 17%, 7% and 3%, respectively, as of December 31, 2007).

Available-for-sale securities valued using significant Level 3 inputs includes investments in markets which the Company considers inactive, the Company’s non-investment grade holdings in collateralized mortgage obligations, certain MBSs, ABSs and ABS trust preferred notes, certain broker-quoted or internally priced securities and securities that are at or near default based on designations assigned by the NAIC. As of December 31, 2008, Level 3 investments comprised 21% of total investments measured at fair value.

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

As of December 31, 2008 and 2007, the Company had received $1,022.5 million and $245.4 million, respectively, of cash for derivative collateral, which is in turn invested in short-term investments. The Company also held $35.4 million and $18.5 million of securities as off-balance sheet collateral on derivative transactions as of December 31, 2008 and 2007, respectively. As of December 31, 2008 and 2007, the Company had pledged fixed maturity securities with a fair value of $24.5 million and $18.8 million, respectively, as collateral to various derivative counterparties.

The Company periodically evaluates the risks within the derivative portfolios due to credit exposure. When evaluating this risk, the Company considers several factors which include, but are not limited to, the counterparty risk associated with derivative receivables, the Company’s own credit as it relates to derivative payables, the collateral thresholds associated with each counterparty, and changes in relevant market data in order to gain insight into the probability of default by the counterparty. In addition, the effect that the Company’s exposure to credit risk could have on the effectiveness of our hedging relationships is considered. As of December 31, 2008, the impact of the exposure to credit risk on both the fair value measurement of derivative assets and liabilities and the effectiveness of our hedging relationships was immaterial.

Inactive Markets

Recent market conditions have led to illiquidity in certain markets for financial instruments, causing the Company to consider such markets inactive. Examples of the criterion used by the Company to determine that a market is inactive include, but are not limited to, a significant widening of bid-ask spreads in brokered markets, significant decreases in trade volumes relative to historical levels, few observable transactions, non-binding broker quotes, and noncurrent pricing for recent transactions with significant variance over time or among market makers in the observable prices for such transactions, thus reducing the potential relevance of those observations.

As of December 31, 2008, the Company had investments in markets that it considered inactive with an amortized cost of $4.42 billion and an estimated fair value of $3.20 billion, which represents 17% of the estimated fair value of all fixed maturity securities available-for-sale. Of these amounts, 93% were valued with the assistance of independent pricing services.

For the remaining 7% of investments in inactive markets for which pricing from an independent pricing service is not considered, the Company uses a weighting of broker quotes and internal pricing models to determine the estimated fair values. The Company’s holdings in these financial instruments were immaterial to the overall investment portfolio as of December 31, 2008, representing only 1% of the estimated fair value of fixed maturity securities available-for-sale.

Future Policy Benefits and Claims

The fair value measurements for future policy benefits and claims relate to embedded derivatives associated with contracts with living benefit riders (guaranteed minimum accumulation benefits, guaranteed minimum withdrawal benefits and equity-indexed annuities). Related derivatives are internally valued. The valuation of guaranteed minimum benefit embedded derivatives is based on capital market and actuarial risk assumptions, including risk margin considerations reflecting policyholder behavior. The Company uses observable inputs, such as published swap rates, in its capital market assumptions. Actuarial assumptions, including lapse behavior and mortality rates, are based on actual experience.

Critical Accounting Policies and Recently Issued Accounting Standards

The preparation of financial statements in accordance with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements. Actual results could differ significantly from those estimates.

The Company’s most critical estimates include, but are not limited to, those used to determine the following: the balance, recoverability and amortization of DAC; whether an available-for-sale security is other-than-temporarily impaired; valuation allowances for mortgage loans on real estate; derivative instruments; the liability for future policy benefits and claims; and federal income tax provision.

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

For investment and universal life insurance products, the Company amortizes DAC with interest over the lives of the policies in relation to the present value of estimated gross profits from projected interest margins, asset fees, cost of insurance charges, administrative fees, surrender charges, and net realized investment gains and losses less policy benefits and policy maintenance expenses. The Company adjusts the DAC asset related to investment and universal life insurance products to reflect the impact of unrealized gains and losses on fixed maturity securities available-for-sale, as described in Note 2(b) to the audited consolidated financial statements included in the F pages of this report.

The assumptions used in the estimation of future gross profits are based on the Company’s current best estimates of future events and are reviewed as part of an annual process during the second quarter. During the annual process, the Company performs a comprehensive study of assumptions, including mortality and persistency studies, maintenance expense studies, and an evaluation of projected general and separate account investment returns. The most significant assumptions that are involved in the estimation of future gross profits include future net separate account investment performance, surrender/lapse rates, interest margins and mortality. Currently, the Company’s long-term assumption for net separate account investment performance is approximately 7% growth per year and varies by product. The Company reviews this assumption, like others, as part of its annual process. If this assumption were unlocked, the date of the unlocking could become the anchor date used in the reversion to the mean process (defined below). Variances from the long-term assumption are expected since the majority of the investments in the underlying separate accounts are in equity securities, which strongly correlate in the aggregate with the S&P 500 Index. The Company bases its reversion to the mean process on actual net separate account investment performance from the anchor date to the valuation date. The Company then assumes different performance levels over the next three years such that the separate account mean return measured from the anchor date to the end of the life of the product equals the long-term assumption. The assumed net separate account investment performance used in the DAC models is intended to reflect what is anticipated. However, based on historical returns of the S&P 500 Index, and as part of its pre-set parameters, the Company’s reversion to the mean process generally limits net separate account investment performance to 0-15% during the three-year reversion period. See below for a discussion of 2008 and 2007 assumption changes that impacted DAC amortization and related balances.

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

For variable annuity products, the DAC balance is sensitive to the effects of changes in the Company’s estimates of gross profits, primarily due to the significant portion of the Company’s gross profits that are dependent upon the rate of return on assets held in separate accounts. This rate of return influences fees earned by the Company from these products and costs incurred by the Company associated with minimum contractual guarantees, as well as other sources of future expected gross profits. As previously stated, the Company’s current long-term assumption for net separate account investment performance is approximately 7% growth per year. In its ongoing evaluation of this assumption, the Company monitors its historical experience, market information and other relevant trends. To demonstrate the sensitivity of both the Company’s variable annuity product DAC balance, which was approximately $1.7 billion in aggregate at December 31, 2008, and related amortization, a 1% increase (to 8%) or decrease (to 6%) in the long-term assumption for net separate account investment performance would result in an approximately $20.0 million net increase or net decrease, respectively, in DAC amortization over the following year. These fluctuations are reasonably likely to occur. The information provided above considers only changes in the assumption for long-term net separate account investment performance and excludes changes in other assumptions used in the Company’s evaluation of DAC.

During the second quarter of 2007, the Company conducted its annual comprehensive review of model assumptions used to project DAC and other related balances, including sales inducement assets, VOBA, unearned revenue reserves, and guaranteed minimum death and income benefit reserves. This review included all assumptions, including expected separate account investment returns during the three-year reversion period, lapse rates, mortality and expenses. The Company determined as part of this annual review that the overall separate account returns were expected to exceed previous estimates due to favorable financial market trends. Additionally, while the Company estimated that the overall profitability of its variable products had improved, it expected the long-term net growth in separate account investment performance to moderate.

Accordingly, the second quarter 2007 unlocking process included changes in several assumptions, including assumptions affecting net separate account investment performance. This unlocking resulted in a net increase in DAC and a benefit to DAC amortization and other related balances totaling $221.6 million pre-tax, which was reported in the following segments in the pre-tax amounts indicated: Individual Investments - $196.4 million; Retirement Plans - $10.5 million; and Individual Protection - $14.7 million, net of a $5.1 million charge for the acceleration of amortization of VOBA. First, the Company reset the anchor date for its reversion to the mean calculations, which increased the annual net separate account growth rate to 7% during the first three years of the projection period from 0% (which was the rate of return for the three-year reversion period required from the previous anchor date). Second, as a result of its current analysis, including its evaluation of ongoing trends and expectations regarding financial market performance, the Company unlocked and reset its long-term assumption for net separate account growth rates to 7% from 8%. This decreased the net separate account growth rate by 1% to 7% for all years subsequent to the three-year reversion period. The combination of resetting these two factors resulted in a $167.0 million increase in DAC and benefit to DAC amortization and other related balances. The impact of changing the annual net separate account growth rate from 0% to 7% during the three-year reversion period had a much larger effect on the DAC balance when compared to the 1% incremental change in the long-term assumption for net separate account investment performance. The remainder of the increase in DAC and benefit to DAC amortization and other related balances resulting from the DAC unlocking process primarily was related to the recorded balance of individual variable annuity DAC falling outside the Company’s preset parameters for the prescribed time period, which was driven by favorable market performance in excess of the assumed net separate account returns. Accordingly, the Company recalculated DAC using revised best estimate assumptions, which resulted in a $78.8 million increase in DAC and benefit to DAC amortization and other related balances. This was partially offset by a $24.2 million decrease in DAC and increase in DAC amortization and other related balances due to increasing estimated lapse rates for fixed annuity and BOLI products.

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

During the third quarter of 2008, the Company’s recorded balance of individual variable annuity DAC fell outside the Company’s preset parameters for the prescribed period, which primarily was driven by unfavorable market performance compared to the assumed net separate account returns. Accordingly, the Company recalculated DAC using revised best estimate assumptions, which resulted in a decrease in DAC and an increase in DAC amortization and other related balances totaling $177.2 million pretax in the Individual Investments segment. During the fourth quarter of 2008, the Company’s recorded balance of individual variable annuity DAC fell outside the Company’s preset parameters, which primarily was driven by continued unfavorable market performance compared to assumed net separate account returns. Management made a determination that it was not reasonably possible to get back within the preset parameters during the remaining prescribed period. Accordingly, the Company recalculated DAC using revised best estimate assumptions, which resulted in a decrease in DAC and an increase in DAC amortization and other related balances of $243.1 million pre-tax in the Individual Investments segment. The Company continues to use the reversion to the mean process with the anchor date that was reset during the second quarter 2007 unlocking as described above. The Company evaluated the assumed separate account performance level over the next three years and determined that the assumptions inherent in the reversion period were reasonable. The annual net separate account growth rate for the mean reversion period is 15%, the maximum rate under the Company’s parameters. Accordingly, future periods may incur additional amortization of DAC if the Company’s actual returns are less than assumed.

Traditional life insurance products

Generally, DAC related to traditional life insurance products is amortized with interest over the premium-paying period of the related policies in proportion to the ratio of actual annual premium revenue to the anticipated total premium revenue. Such anticipated premium revenue is estimated using the same assumptions as those used for computing liabilities for future policy benefits at issuance. Under existing accounting guidance, the concept of DAC unlocking does not apply to traditional life insurance products, although evaluations of DAC for recoverability at the time of policy issuance and loss recognition testing at each reporting period are required.

Other-than-temporary Impairments

Management regularly reviews investments in its fixed maturity and equity securities portfolios to evaluate the necessity of recording impairment losses for other-than-temporary declines in the fair value of investments.

For debt securities not subject to EITF 99-20, an other-than-temporary impairment charge is taken when the Company does not have the ability and intent to hold the security until the forecasted recovery or if it is no longer probable that the Company will recover all contractual amounts when due. Furthermore, equity securities may experience other-than-temporary impairments based on prospects of recovery in a reasonable period of time. Many criteria are considered during this process including, but not limited to, specific credit issues and financial prospects related to the issuer, the quality of the underlying collateral, management’s intent and ability to hold the security until recovery, current economic conditions that could affect the creditworthiness of the issuer in the future, the current fair value as compared to the amortized cost of the security, the extent and duration of the unrealized loss, and the rating of the affected security. Other-than-temporary impairment losses result in a reduction to the cost basis of the underlying investment.

In addition to the above, for certain beneficial interests in securitized financial assets with contractual cash flows, including ABSs, EITF 99-20 and FSP EITF 99-20-1 also require the Company to periodically update its best estimate of cash flows over the life of the security. If the fair value of a securitized financial asset is not greater than or equal to its carrying value based on current information and events, and if there has been a probable adverse change in estimated cash flows since the last revised estimate (considering both timing and amount), then the Company recognizes an other-than-temporary impairment and writes down the investment to fair value.

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

See Note 2(c) and Note 5 of the audited consolidated financial statements included in the F pages of this report, for additional information regarding the Company’s use of derivatives instruments to manage interest rate and equity market risk.

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

Federal Income Taxes

Management provides for federal income taxes based on amounts it believes it ultimately will owe. Inherent in the provision for federal income taxes are estimates regarding the deductibility of certain items and the realization of certain tax credits. In the event the ultimate deductibility of certain items or the realization of certain tax credits differs from estimates, management may be required to significantly change the provision for federal income taxes recorded in the consolidated financial statements. Any such change could significantly affect the amounts reported in the consolidated statements of (loss) income.

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

Results of Operations

2008 Compared to 2007

The following table summarizes the Company’s consolidated results of operations for the years ended December 31:

(dollars in millions)	2008	2007	Change
Revenues:
Policy charges:
Asset fees	$658.1	$746.5	(12)%
Cost of insurance charges	328.1	300.2	9%
Administrative fees	125.1	100.9	24%
Surrender fees	56.7	60.7	(7)%

Total policy charges	1,168.0	1,208.3	(3)%

Premiums	283.5	291.7	(3)%
Net investment income	1,687.0	1,975.8	(15)%
Net realized investment losses	(1,439.3)	(166.2)	NM
Other income	6.4	7.5	(15)%

Total revenues	1,705.6	3,317.1	(49)%

Benefits and expenses:
Interest credited to policyholder accounts	1,130.6	1,262.6	(10)%
Benefits and claims	660.3	479.3	38%
Policyholder dividends	26.4	24.5	8%
Amortization of DAC	674.5	368.5	83%
Interest expense, primarily with NFS	61.8	70.0	(12)%
Other operating expenses	516.1	529.5	(3)%

Total benefits and expenses	3,069.7	2,734.4	12%

(Loss) income from continuing operations before federal income tax (benefit) expense	(1,364.1)	582.7	NM
Federal income tax (benefit) expense	(534.3)	128.5	NM

(Loss) income from continuing operations	(829.8)	454.2	NM
Cumulative effect of adoption of accounting principle, net of taxes	—	(6.0)	NM

Net (loss) income	$(829.8)	$448.2	NM

The Company recorded a net loss during 2008 compared to net income in the prior year primarily due to lower income from continuing operations before federal income tax expense. The major drivers were increases in net realized investment losses and amortization of DAC. In addition, higher benefits and claims, lower interest spread income partially and lower asset fees contributed to the overall decrease. Lastly, the Company recorded a federal income tax benefit for the current year compared to federal income tax expense in 2007 primarily due to the aforementioned declines in net income.

Net realized investment losses increased primarily due to a $935.0 million increase in impairment charges due to challenging conditions in the credit markets. In addition, the Company recorded a $474.0 million increase in losses on living benefit embedded derivatives, net of economic hedging activity. Finally, the Company recorded $49.6 million in losses in its structured products business related to impairments on mortgages and mortgage loan commitments. The overall decline was offset by higher realized gains of $215.8 million on derivatives associated with the Company’s economic hedging program related to contracts with death benefit guarantees.

Higher amortization of DAC was due to several factors. First, the aforementioned DAC unlocking in 2007 lowered amortization of DAC by $235.8 million in the prior year. Next, the previously discussed DAC unlockings in 2008 increased amortization of DAC by $426.7 million in the current year. However, the Company modified the features of its L.inc product within the Individual Investments segment during 2007. This modification required the Company to extinguish existing DAC and other balances related to L.inc, resulting in a $124.0 million increase in amortization of DAC and increased annuity benefits of $11.0 million in the prior year. In addition, net realized losses on embedded derivatives in annuity products offering living benefits decreased amortization of DAC by $93.1 million in 2008. Finally, lower gross profits in the current year and a lower rate of DAC amortization due to the impact of 2007 unlocking further offset the increases described above by approximately $141.8 million.

Benefits and claims increased in the Individual Investments segment primarily due to higher exposure on GMDB contracts driven by unfavorable market conditions which increased benefits and claims by $134.3 million. In addition, adverse mortality in the current year in the variable universal life and universal life insurance businesses in the Individual Protection segment contributed to the increase. The average net claim size and the number of claims in these products increased over the prior year.

Interest spread income declined primarily within the Corporate and Other segment due to a $94.5 million decline in income from alternative investments, lower income from mortgage loan prepayments and bond call premiums, and reduced earnings from the MTN program. See Part II, Item 7 – MD&A – Business Segments for a more detailed discussion of interest spread income.

The decrease in asset fees primarily was driven by lower average separate account values in the Individual Investments segment due to unfavorable market performance, partially offset by a higher average variable asset fee rate as new business with living benefit riders and corresponding higher fee rates influenced the overall average rate.

2007 Compared to 2006

The following table summarizes the Company’s consolidated results of operations for the years ended December 31:

(dollars in millions)	2007	2006	Change
Revenues:
Policy charges:
Asset fees	$746.5	$664.2	12%
Cost of insurance charges	300.2	282.1	6%
Administrative fees	100.9	114.6	(12)%
Surrender fees	60.7	71.7	(15)%

Total policy charges	1,208.3	1,132.6	7%

Premiums	291.7	308.3	(5)%
Net investment income	1,975.8	2,058.5	(4)%
Net realized investment (losses) gains	(166.2)	7.1	NM
Other income	7.5	0.2	NM

Total revenues	3,317.1	3,506.7	(5)%

Benefits and expenses:
Interest credited to policyholder accounts	1,262.6	1,330.1	(5)%
Benefits and claims	479.3	450.3	6%
Policyholder dividends	24.5	25.6	(4)%
Amortization of DAC	368.5	450.3	(18)%
Interest expense, primarily with NFS	70.0	65.5	7%
Other operating expenses	529.5	536.8	(1)%

Total benefits and expenses	2,734.4	2,858.6	(4)%

Income from continuing operations before federal income tax expense	582.7	648.1	(10%	)
Federal income tax expense	128.5	28.7	NM

Income from continuing operations	454.2	619.4	(27)%
Cumulative effect of adoption of accounting principle, net of taxes	(6.0)	—	NM

Net income	$448.2	$619.4	(28)%

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

See Part I, Item 1 – Business – Overview for a description of the Company’s sales distribution network.

2008 Compared to 2007

The following table summarizes sales by product and segment for the years ended December 31:

(dollars in millions)	2008	2007	Change
Individual Investments
Individual variable annuities	$4,209.1	$5,603.6	(25)%
Individual fixed annuities	600.1	154.1	289%
Income products	198.0	216.4	(9)%
Advisory services program	54.0	147.2	(63)%

Total Individual Investments	5,061.2	6,121.3	(17)%

Retirement Plans
Private sector:
Group products	974.1	1,147.4	(15)%
Public sector:
IRC Section 457 annuities	1,771.8	1,548.5	14%

Total Retirement Plans	2,745.9	2,695.9	2%

Individual Protection
Corporate-owned life insurance	545.1	552.7	(1)%
Traditional/universal life insurance	454.7	395.8	15%
Variable life insurance	392.1	448.9	(13)%

Total Individual Protection	1,391.9	1,397.4	—

Total sales	$9,199.0	$10,214.6	(10)%

See Part II, Item 7 –MD&A – Business Segments for an analysis of sales by product and segment.

The following table summarizes sales by distribution channel for the years ended December 31:

(dollars in millions)	2008	2007	Change
Non-affiliated:
Independent broker/dealers	$2,395.0	$2,884.6	(17)%
Financial institutions	1,845.0	1,993.3	(7)%
Wirehouse and regional firms	1,513.2	1,933.5	(22)%
Life insurance specialists	353.6	329.6	7%
Pension plan administrators	275.5	307.3	(10)%

Total non-affiliated sales	6,382.3	7,448.3	(14)%

Affiliated:
NRS	1,796.3	1,573.8	14%
NFN producers	828.9	969.3	(14)%
Mullin TBG	191.5	223.2	(14)%

Total affiliated sales	2,816.7	2,766.3	2%

Total sales	$9,199.0	$10,214.6	(10)%

The decrease in total sales primarily was due to declines in individual variable annuity sales in the Individual Investments segment. The Company believes volatile market conditions and the current economic slowdown have negatively impacted variable product sales industry wide. In addition, private sector group product sales in the Retirement Plans segment declined due to the continued movement of pension business to NFS trust product offerings. In recent years, an increasing amount of business in the Retirement Plans segment has been sold through NFS trust products rather than NLIC group annuity contracts due to NFS’ significant investment in the development of trust product capabilities not prevalent elsewhere in the market. The decline in advisory services program sales was due to the Company exiting this business during 2008. Strong sales of individual fixed annuities in the Individual Investments segment, public sector IRC Section 457 annuity plans in the Retirement Plans segment and the ULtimate universal life product in the Individual Protection segment partially offset the overall decline.

Lower sales through the independent broker/dealers, wirehouse and regional firms, financial institutions, NFN producers, and pension plan administrators channels reflect the declines in variable and group product sales mentioned above, partially mitigated by increased sales of individual fixed annuities, IRC Section 457 annuities and universal life products.

Increased NRS sales were driven by increased contributions into the Company’s fixed return products.

2007 Compared to 2006

The following table summarizes sales by product and segment for the years ended December 31:

(dollars in millions)	2007	2006	Change
Individual Investments
Individual variable annuities	$5,603.6	$4,747.5	18%
Individual fixed annuities	154.1	183.7	(16)%
Income products	216.4	230.7	(6)%
Advisory services program	147.2	222.8	(34)%

Total Individual Investments	6,121.3	5,384.7	14%

Retirement Plans
Private sector:
Group products	1,147.4	1,299.6	(12)%
Public sector:
IRC Section 457 annuities	1,548.5	1,533.3	1%

Total Retirement Plans	2,695.9	2,832.9	(5)%

Individual Protection
Corporate-owned life insurance	552.7	805.9	(31)%
Variable life insurance	448.9	437.3	3%
Traditional/universal life insurance	395.8	356.7	11%

Total Individual Protection	1,397.4	1,599.9	(13)%

Total sales	$10,214.6	$9,817.5	4%

See Part II, Item 7 – MD&A – Business Segments for an analysis of sales by product and segment.

The following table summarizes sales by distribution channel for the years ended December 31:

(dollars in millions)	2007	2006	Change
Non-affiliated:
Independent broker/dealers	$2,884.6	$2,785.7	4%
Financial institutions	1,993.3	1,790.6	11%
Wirehouse and regional firms	1,933.5	1,561.3	24%
Life insurance specialists	329.6	580.6	(43)%
Pension plan administrators	307.3	344.9	(11)%

Total non-affiliated sales	7,448.3	7,063.1	5%

Affiliated:
NRS	1,573.8	1,556.3	1%
NFN producers	969.3	972.0	—
Mullin TBG	223.2	226.1	(1)%

Total affiliated sales	2,766.3	2,754.4	—

Total sales	$10,214.6	$9,817.5	4%

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

Business Segments

Individual Investments

2008 Compared to 2007

The following table summarizes selected financial data for the Company’s Individual Investments segment for the years ended December 31:

(dollars in millions)	2008	2007	Change
Statements of (Loss) Income Data
Revenues:
Policy charges:
Asset fees	$522.6	$583.1	(10)%
Administrative fees	33.4	26.8	25%
Surrender fees	43.0	47.0	(9)%

Total policy charges	599.0	656.9	(9)%
Premiums	119.5	133.1	(10)%
Net investment income	506.3	609.1	(17)%
Other income	109.5	3.1	NM

Total revenues	1,334.3	1,402.2	(5)%

Benefits and expenses:
Interest credited to policyholder accounts	361.8	419.7	(14)%
Benefits and claims	377.0	234.2	61%
Amortization of DAC	647.7	287.1	126%
Other operating expenses	188.1	191.6	(2)%

Total benefits and expenses	1,574.6	1,132.6	39%

Pre-tax operating (loss) earnings	$(240.3)	$269.6	NM

Other Data
Interest spread margin:
Net investment income	5.11%	5.70%
Interest credited	3.57%	3.75%

Interest spread on average general account values	1.54%	1.95%

Sales:
Individual variable annuities	$4,209.1	$5,603.6	(25)%
Individual fixed annuities	600.1	154.1	289%
Income products	198.0	216.4	(9)%
Advisory services program	54.0	147.2	(63)%

Total sales	$5,061.2	$6,121.3	(17)%

Average account values:
General account	$10,124.4	$11,198.7	(10)%
Separate account	36,013.0	41,040.7	(12)%
Advisory services program	443.4	634.9	(30)%

Total average account values	$46,580.8	$52,874.3	(12)%

Account values as of year end:
Individual variable annuities	$32,794.6	$45,809.3	(28)%
Individual fixed annuities	4,050.4	4,261.8	(5)%
Income products	2,074.7	2,064.8	—
Advisory services program	82.6	647.2	(87)%

Total account values	$39,002.3	$52,783.1	(26)%

Pre-tax operating (loss) earnings to average account values	(0.52)%	0.51%

The Individual Investments segment recorded a pre-tax operating loss for 2008 compared to pre-tax operating earnings in the prior year primarily due to higher amortization of DAC. In addition, lower interest spread income, asset fees and benefits and claims partially were offset by an increase in other income.

Higher amortization of DAC primarily was due to the aforementioned DAC unlocking in the second quarter of 2007, which lowered amortization of DAC by $208.9 million in 2007. In addition, the aforementioned DAC unlockings in 2008 increased amortization of DAC by $421.6 million in the current year. However, the Company modified the features of its L.inc product within this segment during the second quarter of 2007. This modification required the Company to extinguish existing DAC and other balances related to L.inc, resulting in a $124.0 million increase in amortization of DAC and increased annuity benefits of $11.0 million in 2007. Additionally, lower gross profits in the current year period and a lower rate of DAC amortization due to the impact of 2007 unlocking lowered amortization of DAC by $110.5 million and $30.9 million, respectively, to further offset the increases noted above.

Benefits and claims increased primarily due to higher exposure on GMDB contracts due to unfavorable market conditions which increased benefits and claims by $134.3 million.

Interest spread income declined primarily due to lower general account assets caused by variable and fixed annuity net outflows (average account values fell 10%), which reduced interest spread income by approximately $15.3 million. In addition, interest spread margins declined to 154 basis points in the current year compared to 195 basis points in 2007, reducing interest spread income by approximately $16.1 million. The current year margins included a $13.5 million decrease in income from mortgage loan prepayments and bond call premiums compared to a year ago, which contributed 12 basis point to the margin decline discussed above.

The decrease in asset fees primarily was driven by lower average separate account values driven by unfavorable market performance which decreased asset fees by $73.0 million. However, the average variable asset fee rate increased to 1.45% from 1.42% in the prior year as new business with living benefit riders and corresponding higher fee rates influenced the overall average rate, increasing asset fees by $12.5 million.

Other income increased primarily due to gains of $109.4 million on derivatives associated with the Company’s economic hedging program for GMDB contracts.

Lower overall sales primarily were attributable to the individual variable annuity business due to volatile market conditions and the current economic slowdown, partially offset by improved fixed annuity sales. In addition, the decline in advisory services program sales was due to the Company exiting this business during 2008.

The following table summarizes selected information about the Company’s deferred individual fixed annuities, including the fixed option of variable annuities, as of December 31, 2008:

	Ratchet		Reset		Market value adjustment (MVA) and other		Total
(dollars in millions)	Account value	Weighted average crediting rate	Account value	Weighted average crediting rate	Account value	Weighted average crediting rate	Account value	Weighted average crediting rate
Minimum interest rate of 3.50% or greater	$—	NA	$592.5	3.54%	$—	NA	$592.5	3.54%
Minimum interest rate of 3.00% to 3.49%	1,071.8	4.02%	2,569.6	3.11%	—	NA	3,641.4	3.38%
Minimum interest rate lower than 3.00%	936.0	3.71%	944.7	3.83%	181.3	1.25%	2,062.0	3.55%
MVA with no minimum interest rate guarantee	—	NA	—	NA	3,166.6	2.60%	3,166.6	2.60%

Total deferred individual fixed annuities	$2,007.8	3.88%	$4,106.8	3.34%	$3,347.9	2.53%	$9,462.5	3.17%

See Note 11 to the audited consolidated financial statements included in the F pages of this report for further discussion of guarantee types offered on non-traditional variable annuity contacts offered by the Company, which are consistent with the fixed annuity descriptions above.

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

The following table summarizes selected information about the Company’s deferred individual fixed annuities, including the fixed option of variable annuities, as of December 31, 2007:

	Ratchet		Reset		Market value adjustment (MVA) and other		Total
(dollars in millions)	Account value	Weighted average crediting rate	Account value	Weighted average crediting rate	Account value	Weighted average crediting rate	Account value	Weighted average crediting rate
Minimum interest rate of 3.50% or greater	$—	N/A	$639.9	3.54%	$—	N/A	$639.9	3.54%
Minimum interest rate of 3.00% to 3.49%	1,289.3	4.12%	3,283.9	3.07%	—	N/A	4,573.2	3.37%
Minimum interest rate lower than 3.00%	804.1	3.38%	433.5	3.66%	149.0	2.55%	1,386.6	3.38%
MVA with no minimum interest rate guarantee	—	N/A	—	N/A	1,512.5	2.73%	1,512.5	2.73%

Total deferred individual fixed annuities	$2,093.4	3.84%	$4,357.3	3.20%	$1,661.5	2.72%	$8,112.2	3.27%

Retirement Plans

2008 Compared to 2007

The following table summarizes selected financial data for the Company’s Retirement Plans segment for the years ended December 31:

(dollars in millions)	2008	2007	Change
Statements of Income Data
Revenues:
Policy charges:
Asset fees	$99.4	$124.7	(20)%
Administrative fees	14.5	11.8	23%
Surrender fees	1.7	3.0	(43)%

Total policy charges	115.6	139.5	(17)%
Net investment income	638.2	639.4	—
Other income	0.9	—	NM

Total revenues	754.7	778.9	(3)%

Benefits and expenses:
Interest credited to policyholder accounts	425.9	433.7	(2)%
Amortization of DAC	39.7	26.7	49%
Other operating expenses	147.0	173.6	(15)%

Total benefits and expenses	612.6	634.0	(3)%

Pre-tax operating earnings	$142.1	$144.9	(2)%

Other Data
Interest spread margin:
Net investment income	5.83%	5.89%
Interest credited	3.89%	3.99%

Interest spread on average general account values	1.94%	1.90%

Sales:
Private sector	$974.1	$1,147.4	(15)%
Public sector	1,771.8	1,548.5	14%

Total sales	$2,745.9	$2,695.9	2%

Average account values:
General account	$10,939.9	$10,848.6	1%
Separate account	13,339.7	16,934.3	(21)%

Total average account values	$24,279.6	$27,782.9	(13)%

Account values as of year end:
Private sector	$6,947.9	$9,457.4	(27)%
Public sector	14,396.6	17,096.3	(16)%

Total account values	$21,344.5	$26,553.7	(20)%

Pre-tax operating earnings to average account values	0.59%	0.52%

The decrease in pre-tax operating earnings was driven by lower asset fees, higher amortization of DAC and lower other income, partially offset by reduced other operating expenses and higher interest spread income.

Asset fees decreased due to lower average separate account values driven by unfavorable market performance.

Higher amortization of DAC primarily was due to the aforementioned DAC unlocking in the second quarter of 2007, which lowered amortization of DAC in 2007 by $10.5 million. In addition, the aforementioned DAC unlocking in the second quarter of 2008 increased amortization of DAC by $2.3 million in the current year.

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

Individual Protection

2008 Compared to 2007

The following table summarizes selected financial data for the Company’s Individual Protection segment for the years ended December 31:

(dollars in millions)	2008	2007	Change
Statements of Income Data
Revenues:
Policy charges:
Asset fees	$36.1	$38.7	(7)%
Cost of insurance charges	328.1	300.2	9%
Administrative fees	77.2	62.3	24%
Surrender fees	12.0	10.7	13%

Total policy charges	453.4	411.9	10%
Premiums	164.0	158.6	3%
Net investment income	343.9	330.2	4%

Total revenues	961.3	900.7	7%

Benefits and expenses:
Interest credited to policyholder accounts	181.5	178.0	2%
Benefits	295.0	245.1	20%
Policyholder dividends	26.4	24.5	8%
Amortization of DAC	113.5	80.2	41%
Other operating expenses	138.0	147.1	(6)%

Total benefits and expenses	754.4	674.9	12%

Pre-tax operating earnings	$206.9	$225.8	(8)%

Other Data
Sales:
Corporate-owned life insurance	$545.1	$552.7	(1)%
Traditional/universal life insurance	454.7	395.8	15%
Variable life insurance	392.1	448.9	(13)%

Total sales	$1,391.9	$1,397.4	—

Policy reserves as of year end:
Individual investment life insurance	$2,800.2	$4,028.2	(30)%
Corporate investment life insurance	8,548.9	9,278.8	(8)%
Traditional life insurance	2,032.6	2,019.8	1%
Universal life insurance	1,342.7	1,218.7	10%

Total policy reserves	$14,724.4	$16,545.5	(11)%

Insurance in force as of year end:
Individual investment life insurance	$38,999.5	$39,780.6	(2)%
Corporate investment life insurance	24,606.8	25,291.5	(3)%
Traditional life insurance	34,079.4	23,289.3	46%
Universal life insurance	11,182.7	10,013.3	12%

Total insurance in force	$108,868.4	$98,374.7	11%

The decrease in pre-tax operating earnings was driven by higher benefits and amortization of DAC, partially offset by higher policy charges, reduced other operating expenses and higher interest spread income.

Higher benefits primarily were due to adverse mortality in the current year in the variable life and universal life insurance businesses. The average net claim size and the number of claims in these products increased 22% and 16%, respectively, over the prior year.

Amortization of DAC increased primarily due to the aforementioned DAC unlocking in the second quarter of 2007, which lowered amortization of DAC by $18.1 million in 2007. In addition, the aforementioned DAC unlocking in the second quarter of 2008 increased amortization of DAC by $2.8 million in the current year. The remainder of the increase was due to higher gross profits in 2008.

Policy charges increased due to higher cost of insurance charges and administrative fees. Cost of insurance charges rose due to increased business in force combined with the aging of the individual life business block. The aging of a block generally increases cost of insurance charges as the Company’s related mortality risk also rises. Administrative fees were impacted by the aforementioned unlocking in the second quarter of 2008 and increased universal life sales upon which part of these fees are derived.

Other operating expenses declined primarily due to lower agency marketing costs ($6.8 million) and employee incentives ($5.4 million).

Interest spread income increased primarily due to growth in the universal life business block driven by sales of the ULtimate product.

The decrease in sales primarily was due to lower renewals of variable life products, partially offset by an increase in universal life sales primarily driven by the ULtimate product.

2007 Compared to 2006

The following table summarizes selected financial data for the Company’s Individual Protection segment for the years ended December 31:

(dollars in millions)	2007	2006	Change
Statements of Income Data
Revenues:
Policy charges:
Asset fees	$38.7	$32.8	18%
Cost of insurance charges	300.2	282.1	6%
Administrative fees	62.3	64.3	(3)%
Surrender fees	10.7	11.5	(7)%

Total policy charges	411.9	390.7	5%
Premiums	158.6	165.8	(4)%
Net investment income	330.2	328.2	1%
Other income	—	0.3	NM

Total revenues	900.7	885.0	2%

Benefits and expenses:
Interest credited to policyholder accounts	178.0	179.2	(1)%
Benefits	245.1	247.5	(1)%
Policyholder dividends	24.5	25.6	(5)%
Amortization of DAC	80.2	69.6	15%
Other operating expenses	147.1	142.4	3%

Total benefits and expenses	674.9	664.3	2%

Pre-tax operating earnings	$225.8	$220.7	2%

Other Data
Sales:
Corporate-owned life insurance	$552.7	$805.9	(31)%
Variable life insurance	448.9	437.3	3%
Traditional/universal life insurance	395.8	356.7	11%

Total sales	$1,397.4	$1,599.9	(13)%

Policy reserves as of year end:
Individual investment life insurance	$4,028.2	$3,676.4	10%
Corporate investment life insurance	9,278.8	8,514.4	9%
Traditional life insurance	2,019.8	2,014.3	—
Universal life insurance	1,218.7	1,128.9	8%

Total policy reserves	$16,545.5	$15,334.0	8%

Insurance in force as of year end:
Individual investment life insurance	$39,780.6	$38,762.0	3%
Corporate investment life insurance	25,291.5	24,764.4	2%
Traditional life insurance	23,289.3	19,800.9	18%
Universal life insurance	10,013.3	9,600.7	4%

Total insurance in force	$98,374.7	$92,928.0	6%

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

Corporate and Other

2008 Compared to 2007

The following table summarizes selected financial data for the Company’s Corporate and Other segment for the years ended December 31:

(dollars in millions)	2008	2007	Change
Statements of (Loss) Income Data
Operating revenues:
Net investment income	$198.6	$397.1	(50)%
Other income	(65.1)	(5.8)	NM

Total operating revenues	133.5	391.4	(66)%

Benefits and operating expenses:
Interest credited to policyholder accounts	161.8	231.2	(30)%
Interest expense	61.8	70.0	(12)%
Other operating expenses	43.0	17.2	150%

Total benefits and operating expenses	266.6	318.4	(16)%

Pre-tax operating (loss) earnings	(133.1)	73.0	NM
Add: non-operating net realized investment losses[1]	(1,478.2)	(156.0)	NM
Add: adjustment to amortization related to net realized investment gains and losses	138.5	25.5	NM

Loss from continuing operations before federal income tax benefit	$(1,472.8)	$(57.5)	NM

Other Data
Customer funds managed and administered as of year end:
Funding agreements backing medium-term notes	$3,217.2	$4,525.7	(29)%

[1]

Excluding periodic net amounts paid or received on interest rate swaps that do not qualify for hedge accounting treatment and net realized gains and losses related to hedges on GMDB contracts and securitizations.

The Company recorded a pre-tax operating loss in 2008 compared to earnings in the prior year primarily due to lower interest spread income and other income.

The decrease in interest spread income primarily was driven by lower income from hedge fund and private equity investments ($94.5 million). Lower income from mortgage loan prepayments and bond call premiums ($12.4 million), reduced earnings from the MTN program ($9.0 million) primarily due to lower prepayment income, and approximately a 10% decline in average asset levels further contributed to the shortfall.

Lower other income primarily was driven by losses in the Company’s structured products business related to impairments on mortgages and mortgage loan commitments.

Higher non-operating net realized investment losses were driven by a $935.0 million increase in impairment charges compared to the prior year due to challenging conditions in the credit markets. In addition, the Company recorded a $474.0 million increase in losses on living benefit embedded derivatives, net of economic hedging activity.

The increase in losses on living benefit embedded derivatives, net of economic hedging activity, gave rise to the increase in the adjustment to amortization related to net realized investment gains and losses.

The following table summarizes net realized investment losses from continuing operations by source for the years ended December 31:

(in millions)	2008	2007
Total realized gains on sales, net of hedging losses	$1.9	$65.4
Total realized losses on sales, net of hedging gains	(93.1)	(79.9)
Total other-than-temporary and other investment impairments	(1,051.4)	(116.4)
Credit default swaps	(9.8)	(7.5)
Derivatives and embedded derivatives associated with living benefit contracts	(500.7)	(26.7)
Derivatives associated with death benefit contracts	109.4	—
Other derivatives	104.4	(1.1)

Net realized investment losses	$(1,439.3)	$(166.2)

The following table summarizes other-than-temporary and other investment impairments by asset type for the years ended December 31:

(in millions)	2008	2007
Fixed maturity securities:
Corporate securities
Public	$191.1	$10.5
Private	77.0	62.7
Mortgage-backed securities	313.5	—
Asset-backed securities	392.4	35.1

Total fixed maturity securities	974.0	108.3
Equity securities	60.2	—
Other	17.2	8.1

Total other-than-temporary and other investment impairments	$1,051.4	$116.4

Of the $1.05 billion and $116.4 million of other-than-temporary and other investment impairments recognized in the years ended December 31, 2008 and 2007, respectively, 79%, or $828.4 million, and 94%, or $109.4 million, were recognized due to adverse issuer or security specific credit events.

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

2007 Compared to 2006

The following table summarizes selected financial data for the Company’s Corporate and Other segment for the years ended December 31:

(dollars in millions)	2007	2006	Change
Statements of (Loss) Income Data
Operating revenues:
Net investment income	$397.1	$354.8	12%
Other income	(5.8)	3.4	NM

Total operating revenues	391.3	358.2	9%

Benefits and operating expenses:
Interest credited to policyholder accounts	231.2	208.7	11%
Interest expense	70.0	65.5	7%
Other operating expenses	17.2	9.0	91%

Total benefits and operating expenses	318.4	283.2	12%

Pre-tax operating earnings	72.9	75.0	(3)%
Add: non-operating net realized investment (losses) gains[1]	(156.0)	1.0	NM
Add: adjustment to amortization related to net realized investment gains and losses	25.5	9.9	NM

(Loss) income from continuing operations before federal income tax (benefit) expense	$(57.6)	$85.9	NM

Other Data
Customer funds managed and administered as of year end:
Funding agreements backing medium-term notes	$4,525.7	$4,599.5	(2)%

[1]	Excluding periodic net amounts paid or received on interest rate swaps that do not qualify for hedge accounting treatment, and net realized gains and losses related to securitizations.

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

The following table summarizes net realized investment gains from continuing operations by source for the years ended December 31:

(in millions)	2007	2006
Total realized gains on sales, net of hedging losses	$65.4	$88.8
Total realized losses on sales, net of hedging gains	(79.9)	(64.8)
Total other-than-temporary and other investment impairments	(116.4)	(17.1)
Credit default swaps	(7.5)	(1.1)
Other derivatives	(27.8)	1.3

Net realized investment (losses) gains	$(166.2)	$7.1

The following table summarizes other-than-temporary and other investment impairments by asset type for the years ended December 31:

(in millions)	2007	2006
Fixed maturity securities:
Corporate securities
Public	$10.5	$4.6
Private	62.7	0.5
Asset-backed securities	35.1	2.1

Total fixed maturity securities	108.3	7.2
Other	8.1	9.9

Total other-than-temporary and other investment impairments	$116.4	$17.1

The following table summarizes for the year ended December 31, 2008 the Company’s largest aggregate losses on sales and write-downs by issuer, the related circumstances giving rise to the losses and the circumstances that may have affected other material investments held:

	Fair value at sale (proceeds)	YTD loss on sale	YTD write- downs	December 31, 2008
(in millions)				Holdings[1]	Net unrealized gain (loss)
Ownership interest in a collateralized debt obligation with exposure to financial sector debtors. An impairment was recognized in the second quarter of 2008 due to a depressed security price and thinning support in the CDO structure.	$—	$—	$(39.1)	$—	$—

Ownership interest in a corporate debt facility. The Company decided not to hold to maturity due to uncertainty in debt recovery.	—	—	(33.5)	38.3	9.4

Ownership interest in a market value collateralized loan obligation. Impairments were recognized in the third and fourth quarters of 2008 due to deterioration in expected yield.	—	—	(29.1)	—	—

Ownership interest in a corporate debt facility. An impairment was recognized in the fourth quarter of 2008 due to credit deterioration in the financial sector.	—	—	(24.0)	16.0	—

Ownership interest in a pooled trust preferred facility primarily consisting of bank collateral. An impairment was recognized in the fourth quarter of 2008 due to uncertainty of collection of cash flows from collateral exposed to the financial sector.	—	—	(23.5)	5.7	0.2

Ownership interest in a corporate debt facility issued by a casino owner and operator. An impairment was recognized in the third quarter of 2008 due to declining consumer demand and deteriorating cash flows.	—	—	(23.4)	6.8	—

Total	$—	$—	$(172.6)	$66.8	$9.6

[1]	Holdings represent amortized cost of fixed maturity securities and cost of equity securities as of the date indicated for issuer and issuer sponsored vehicles.

No other issuer had aggregate losses on sales and write-downs greater than 2.0% of the Company’s total gross losses on sales and write-downs on fixed maturity and equity securities.

Contractual Obligations and Commitments

The following table summarizes the Company’s contractual obligations and commitments as of December 31, 2008 expected to be paid in the periods presented. Payment amounts reflect the Company’s estimate of undiscounted cash flows related to these obligations and commitments. Balance sheet amounts were determined in accordance with GAAP and may differ from the summation of undiscounted cash flows. The most significant difference relates to future policy benefits for life and health insurance, which include discounting.

	Payments due by period					Amount per balance sheet
(in millions)	Less than 1 year	1-3 years	3-5 years	More than 5 years	Total
Debt[1] :
Short-term	$254.2	$—	$—	$—	$254.2	$249.7
Long-term, payable to NFS	53.7	107.4	107.4	1,692.3	1,960.8	700.0

Subtotal	307.9	107.4	107.4	1,692.3	2,215.0	949.7

License obligation	12.1	17.1	0.7	—	29.9	—

Purchase and lending commitments:
Fixed maturity securities[2]	7.9	56.4	6.6	—	70.9	—
Commercial mortgage loans[2]	24.9	—	—	—	24.9	—
Limited partnerships[3]	147.1	—	—	—	147.1	—

Subtotal	179.9	56.4	6.6	—	242.9	—

Future policy benefits and claims[4] :
Fixed annuities and fixed option of variable annuities[5]	1,652.6	2,632.2	1,875.6	3,902.9	10,063.3	10,038.3
Life and health insurance[5]	400.4	842.1	911.9	12,131.5	14,285.9	5,941.2
Single premium immediate annuities[6]	262.3	471.1	404.1	2,442.2	3,579.7	1,988.1
Group pension deferred fixed annuities[7]	1,292.2	2,561.2	2,078.8	9,303.7	15,235.9	11,244.8
Funding agreements backing MTNs2, [8]	1,424.4	1,530.6	465.8	121.7	3,542.5	3,323.9

Subtotal	5,031.9	8,037.2	5,736.2	27,902.0	46,707.3	32,536.3

Cash and securities collateral[9] :
Cash collateral on securities lending	378.3	—	—	—	378.3	378.3
Cash collateral on derivative transactions	1,022.5	—	—	—	1,022.5	1,022.5
Securities collateral on derivative transactions	35.4	—	—	—	35.4	35.4

Subtotal	1,436.2	—	—	—	1,436.2	1,436.2

Total	$6,968.0	$8,218.1	$5,850.9	$29,594.3	$50,631.3	$34,922.2

[1]

No contractual provisions exist that could create, increase or accelerate those obligations presented. The amount presented includes contractual principal payments and interest based on rates in effect at December 31, 2008.

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

[4]

A significant portion of policy contract benefits and claims to be paid do not have stated contractual maturity dates and may not result in any ultimate payment obligation. Amounts reported represent estimated undiscounted cash flows out of the Company’s general account related to death, surrender, annuity and other benefit payments under policy contracts in force at December 31, 2008. Separate account payments are not reflected due to the matched nature of these obligations and because the contract owners bear the investment risk of such deposits. Estimated payment amounts were developed based on the Company’s historical experience and related contractual provisions. Significant assumptions incorporated in the reported amounts include future policy lapse rates (including the impact of customer decisions to make future premium payments to keep the related policies in force); coverage levels remaining unchanged from those provided under contracts in force at December 31, 2008; future interest crediting rates; and estimated timing of payments. Actual amounts will vary, potentially by a significant amount, from the amounts indicated due to deviations between assumptions and actual results and the addition of new business in future periods.

[5]

Contractual provisions exist which could adjust the amount and/or timing of those obligations reported. Key assumptions related to payments due by period include customer lapse and withdrawal rates (including timing of death), exchanges to and from the fixed and separate accounts of the variable annuities, claim experience with respect to guarantees, and future interest crediting level. Assumptions for future interest crediting levels were made based on processes consistent with the Company’s past practices, which is at the discretion of the Company, subject to guaranteed minimum crediting rates in many cases and/or subject to contractually obligated increases for specified time periods. Many of the contracts with potentially accelerated payments are subject to surrender charges, which are generally calculated as a percentage of deposits made and are assessed at declining rates during the first seven years after a deposit is made. Amounts disclosed include an estimate of those accelerated payments, net of applicable surrender charges. See Note 2(h) to the audited consolidated financial statements included in the F pages of this report for a description of the Company’s method for establishing life and annuity reserves in accordance with GAAP. Health reserves are immaterial and are reflected in the less than one year column.

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

[8]

See Part II, Item 7 – MD&A – Off-Balance Sheet Transactions for a detailed discussion of the Company’s MTN program. Amounts presented include contractual principal and interest based on rates in effect at December 31, 2008.

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

Interest Rate Risk

Fluctuations in interest rates can impact the Company’s earnings, cash flows and the fair value of its assets and liabilities. In a declining interest rate environment, the Company may be required to reinvest the proceeds from maturing and prepaying investments at rates lower than the overall portfolio yield, which could reduce future interest spread income. In addition, minimum guaranteed crediting rates (ranging from 1.0% to 3.5% for a majority of the individual annuity contracts in force) on certain individual annuity contracts could prevent the Company from lowering its interest crediting rates to levels commensurate with prevailing market interest rates, resulting in a reduction to the Company’s interest spread income. The average crediting rate for fixed annuity products during 2008 was 3.57% and 3.89% for the Individual Investments and Retirement Plans segments, respectively (compared to 3.75% and 3.99%, respectively, during 2007), well in excess of guaranteed rates.

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

Conversely, a rising interest rate environment could result in a reduction of interest spread income or an increase in policyholder surrenders. Existing general account investments supporting annuity liabilities had a weighted average maturity of approximately 5.9 years as of December 31, 2008. Therefore, a change in portfolio yield will lag changes in market interest rates. This lag increases if the rate of prepayments of securities slows. To the extent the Company sets renewal rates based on current market rates, this will result in reduced interest spreads. Alternatively, if the Company sets renewal crediting rates while attempting to maintain a desired spread from the portfolio yield, the rates offered by the Company may be less than new money rates offered by competitors. This difference could result in an increase in surrender activity by policyholders. If unable to fund surrenders with cash flow from operations, the Company might need to sell assets, which likely would have declined in value due to the increase in interest rates. The Company attempts to mitigate this risk by offering products that assess surrender charges and/or market value adjustments at the time of surrender, and by managing the maturity and interest-rate sensitivities of assets to approximate those of liabilities.

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

•

For liabilities where the Company has the right to modify the credited rate and policyholders also have options, the Company’s risk management process includes modeling both the assets and liabilities over multiple stochastic scenarios. The Company considers a range of potential policyholder behavior as well as the specific liability crediting strategy. This analysis, combined with appropriate risk tolerances, drives the Company’s investment policy.

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

Characteristics of Interest Rate Sensitive Financial Instruments

The tables below provide information about the Company’s financial instruments as of December 31, 2008 that are sensitive to changes in interest rates. Insurance contracts that subject the Company to significant mortality risk, including life insurance contracts and life-contingent immediate annuities, do not meet the definition of a financial instrument and are not included in the table.

	Estimated year of maturities/repayments							2008 Fair Value	2007 Fair Value
(in millions)	2009	2010	2011	2012	2013	There- after	Total
Assets
Fixed maturity securities:
Corporate bonds:
Principal	$1,151.5	$1,532.2	$1,505.4	$1,501.8	$1,542.7	$5,398.2	$12,631.8	$11,356.5	$13,773.9
Weighted average interest rate	6.71%	6.29%	6.25%	6.01%	6.03%	7.06%	6.61%
Mortgage and other asset- backed securities:
Principal	$2,017.5	$3,350.0	$966.3	$548.0	$337.1	$1,251.3	$8,470.2	$7,063.4	$9,280.9
Weighted average interest rate	5.65%	5.49%	5.67%	5.41%	5.82%	6.02%	5.63%
Other fixed maturity securities:
Principal	$48.2	$38.8	$43.2	$76.1	$63.2	$449.3	$718.8	$827.3	$878.6
Weighted average interest rate	5.69%	5.53%	5.71%	5.68%	5.68%	6.51%	6.23%
Mortgage loans on real estate:
Principal	$383.8	$532.1	$985.0	$683.9	$718.9	$3,944.2	$7,247.9	$6,459.8	$7,659.9
Weighted average interest rate	5.83%	6.13%	6.23%	6.19%	6.13%	6.02%	6.07%

Liabilities
Individual deferred fixed annuities:
Principal	$1,838.2	$1,589.1	$1,307.4	$1,127.9	$923.9	$3,159.2	$9,945.7	$4,635.9	$7,231.0
Weighted average crediting rate	3.24%	3.38%	3.37%	3.24%	3.12%	3.06%
Group pension deferred fixed annuities:
Principal	$1,375.8	$1,375.1	$1,153.9	$986.5	$849.4	$5,504.1	$11,244.8	$10,801.0	$10,863.2
Weighted average crediting rate	3.76%	3.80%	3.96%	3.89%	3.77%	3.59%
Funding agreements backing MTNs:
Principal	$1,796.4	$1,006.3	$333.5	$109.9	$—	$—	$3,246.1	$3,019.5	$4,537.5
Weighted average crediting rate	3.00%	3.87%	4.32%	3.68%	—	—
Immediate annuities:
Principal	$281.1	$242.6	$209.9	$180.1	$153.7	$920.7	$1,988.1	$449.0	$453.0
Weighted average crediting rate	6.53%	6.57%	6.62%	6.67%	6.73%	6.79%
Short-term debt:
Principal	$249.7	$—	$—	$—	$—	$—	$249.7	$249.7	$285.3
Weighted average interest rate	1.42%	—	—	—	—	—	1.42%
Long-term debt:
Principal	$—	$—	$—	$—	$—	$700.0	$700.0	$568.7	$751.3
Weighted average interest rate	—	—	—	—	—	7.67%	7.67%

	Estimated year of maturities/repayments							2008 Fair Value	2007 Fair Value
(in millions, except settlement prices)	2009	2010	2011	2012	2013	There- after	Total
Derivative Financial Instruments
Interest rate swaps:
Pay fixed/receive variable:
Notional value	$305.8	$721.7	$996.4	$308.5	$282.2	$867.7	$3,482.3	$(315.3)	$(163.6)
Weighted average pay rate	4.91%	3.78%	4.80%	5.17%	4.30%	4.36%	4.48%
Weighted average receive rate[1]	2.54%	2.55%	2.19%	2.58%	2.56%	2.47%	2.43%
Pay fixed/receive variable, forward starting:
Notional value	$—	$—	$—	$—	$—	$—	$—	$—	$(3.7)
Pay variable/receive fixed:
Notional value	$—	$261.7	$1,092.2	$289.8	$692.1	$2,721.9	$5,057.7	$687.5	$246.6
Weighted average pay rate[1]	—	3.06%	2.03%	2.70%	3.07%	2.76%	2.66%
Weighted average receive rate	—	3.00%	4.50%	3.94%	3.66%	4.14%	4.08%
Pay variable/receive variable:
Notional value	$200.0	$—	$—	$—	$—	$—	$200.0	$(1.1)	$—
Weighted average pay rate[1]	0.39%	—	—	—	—	—	0.39%
Weighted average receive rate[1]	0.39%	—	—	—	—	—	0.39%
Pay fixed/receive fixed:
Notional value	$64.1	$46.8	$23.5	$11.4	$22.2	$92.0	$260.0	$(24.0)	$(24.4)
Weighted average pay rate	5.73%	3.78%	6.69%	4.70%	4.54%	5.13%	5.11%
Weighted average receive rate	4.16%	4.74%	5.12%	6.10%	5.86%	6.22%	5.31%
Credit default swaps sold:
Notional value	$14.5	$50.0	$6.0	$8.0	$150.9	$—	$229.4	$(11.2)	$(8.5)
Weighted average receive rate	0.66%	0.33%	3.55%	3.00%	1.00%	—	0.97%
Credit default swaps purchased:
Notional value	$0.8	$1.5	$0.5	$—	$37.0	$2.0	$41.8	$1.2	$3.2
Weighted average pay rate	5.00%	2.15%	5.00%	—	1.03%	2.10%	1.24%
Total return swaps[2] :
Notional value	$411.0	$—	$—	$—	$—	$—	$411.0	$(14.6)	$(3.3)
Embedded derivatives:
Notional value	$—	$—	$—	$—	$—	$20.0	$20.0	$(1,731.7)	$(122.0)
Mortgage loan commitments held for sale:
Notional value	$—	$—	$—	$—	$—	$—	$—	$—	$(0.8)
Treasury futures:
Short positions:
Contract amount/notional value	$3.1	$—	$—	$—	$—	$—	$3.1	$(0.1)	$—
Weighted average settlement price	120.5	—	—	—	—	—	120.5
Long positions:
Contract amount/notional value	$278.0	$—	$—	$—	$—	$—	$278.0	$20.2	$0.9
Weighted average settlement price	121.7	—	—	—	—	—	121.7
Equity futures:
Short positions:
Contract amount/notional value	$1,923.5	$—	$—	$—	$—	$—	$1,923.5	$(26.1)	$4.5
Weighted average settlement price	887.9	—	—	—	—	—	887.9
Long positions:
Contract amount/notional value	$3.8	$—	$—	$—	$—	$—	$3.8	$—	$—
Weighted average settlement price	890.4	—	—	—	—	—	890.4
Option contracts
Long positions:
Contract amount/notional value	$139.2	$64.0	$414.0	$261.3	$268.0	$601.5	$1,748.0	$585.5	$147.4
Weighted average settlement price	1,213.2	1,106.8	1,214.5	1,306.1	1,333.9	1,305.0	1,273.6

[1]	Variable rates are generally based on 1, 3 or 6-month U.S. LIBOR and reflect the effective rate as of December 31, 2008.

[2]	Total return swaps are based on the EAFE Index.

Additional information about the characteristics of the financial instruments and assumptions underlying the data presented in the table on the proceeding page are as follows:

MBSs and other ABSs: The year of maturity is determined based on the terms of the securities and the current rate of prepayment of the underlying pools of mortgages or assets. The Company limits its exposure to prepayments by purchasing less volatile types of MBS and ABS investments.

Corporate bonds and other fixed maturity securities and mortgage loans on real estate: The maturity year is that of the security or loan.

Individual deferred fixed annuities: The maturity year is based on the expected date of policyholder withdrawal, taking into account actual experience, current interest rates and contract terms. Individual deferred fixed annuities are certain individual annuity contracts, which are also subject to surrender charges calculated as a percentage of the deposits made and assessed at declining rates during the first seven years after a deposit is made. Also included in deferred fixed annuities were $732.1 million of participating group annuity contracts in 2008 ($885.7 million in 2007). As of December 31, 2008, individual annuity general account liabilities totaling $3.86 billion ($3.95 billion in 2007) were in contracts where the crediting rate is reset periodically with portions resetting in each calendar quarter, and $519.6 million that reset annually compared to $656.6 million in 2007. Individual fixed annuity policy reserves of $1.42 billion in 2008 ($1.47 billion in 2007) were in contracts that adjust the crediting rate every five years. Individual fixed annuity policy reserves of $587.2 million in 2008 were in contracts that adjust the crediting rate every three years compared to $620.3 million in 2007. The average crediting rate is calculated as the difference between the projected yield of the assets backing the liabilities and a targeted interest spread. However, for certain individual annuities the crediting rate is also adjusted to partially reflect current new money rates.

Group pension deferred fixed annuities: The maturity year is based on the expected date of policyholder withdrawal, taking into account actual experience, current interest rates and contract terms. Included were group annuity contracts representing $11.24 billion and $10.69 billion of general account liabilities as of December 31, 2008 and 2007, respectively, which are generally subject to market value adjustment upon surrender and which also may be subject to surrender charges. Of the total group annuity liabilities, $10.24 billion ($9.70 billion in 2007) were in contracts where the crediting rate is reset quarterly, $529.9 million ($518.0 million in 2007) were in contracts that adjust the crediting rate on an annual basis with portions resetting in each calendar quarter, and $475.4 million ($468.6 million in 2007) were in contracts where the crediting rate is reset annually on January 1.

Funding agreements backing MTNs: As of December 31, 2008 and 2007, fixed annuity policy reserves of $3.22 billion and $4.53 billion, respectively, relate to funding agreements issued in conjunction with the Company’s MTN program where the crediting rate either is fixed for the term of the contract or is variable based on an underlying index.

Immediate annuities: Non-life contingent contracts in payout status where the Company has guaranteed periodic payments, typically monthly, are included. The maturity year is based on the term of the contract.

Short-term debt and long-term debt: The maturity year is the stated maturity date of the obligation.

Derivative financial instruments: The maturity year is based on the term of the related contract. Interest rate swaps include cross-currency interest rate swaps, which are used to reduce the Company’s existing asset and liability foreign currency exposure. Cross-currency interest rate swaps in place against each foreign currency obligation hedge the Company against adverse currency movements with respect to both period interest payments and principal repayment. Underlying details by currency therefore have been omitted. Variable swap rates and settlement prices reflect rates and prices in effect as of December 31, 2008.

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

Equity Market Risk

Asset fees calculated as a percentage of separate account assets are a significant source of revenue to the Company. As of December 31, 2008, approximately 71% of separate account assets were invested in equity mutual funds (approximately 82% as of December 31, 2007). Gains and losses in the equity markets result in corresponding increases and decreases in the Company’s separate account assets and asset fee revenue. In addition, a decrease in separate account assets may decrease the Company’s expectations of future profit margins due to a decrease in asset fee revenue and/or an increase in guaranteed contract claims, which also may require the Company to accelerate amortization of DAC.

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

In an effort to mitigate this risk, the Company implemented a GMDB economic hedging program for certain new and existing business. Prior to implementation of the GMDB hedging program in 2000, the Company managed this risk primarily by entering into reinsurance arrangements. The GMDB economic hedging program is designed to offset changes in the economic value of the designated GMDB. Currently the program shorts S&P 500 Index futures, which provides an offset to changes in the value of the designated obligation. The futures are not designated as hedges and, therefore, hedge accounting is not applied. The Company’s economic and accounting hedges are not perfectly offset. Therefore, the hedging activity is likely to lead to earnings volatility. As of December 31, 2008 and 2007, the Company’s net amount at risk was $8,718.7 million and $519.9 million before reinsurance, respectively, and $7,329.9 million and $317.2 million net of reinsurance, respectively. As of December 31, 2008 and 2007, the Company’s reserve for GMDB claims was $247.9 million and $38.9 million, respectively.

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

Beginning in March 2005, the Company began offering a hybrid GMAB/GLWB through its CPPLI contract rider. This living benefit combines a GMAB feature in its first 5-10 years with a lifetime withdrawal benefit election at the end of the GMAB feature. Upon maturity of the GMAB, the contractholder can elect the lifetime withdrawal benefit, which would continue for the duration of the insured’s life; elect a new CPPLI rider; or drop the rider completely and continue the variable annuity contract without any rider. If the lifetime withdrawal benefit is elected and the insured’s contract value is exhausted through such withdrawals and market conditions, the Company will continue to fund future withdrawals at a pre-defined level until the insured’s death. In some cases, the contractholder has the right to periodically reset the guaranteed withdrawal basis to a higher level. This benefit requires a minimum allocation to guaranteed term options or adherence to limitations required by an approved asset allocation strategy as previously described above.

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

The Company’s living benefit riders represent an embedded derivative in a variable annuity contract that is required to be separated from, and valued apart from, the host variable annuity contract. The embedded derivatives are carried at fair value. Subsequent changes in the fair value of the embedded derivatives are recognized in earnings as a component of net realized investment gains and losses. The fair value of the embedded derivatives is calculated based on a combination of capital market and actuarial assumptions. Projections of cash flows inherent in the valuation of the embedded derivative incorporate numerous assumptions including, but not limited to, expectations of contractholder persistency, contractholder withdrawal patterns, risk neutral market returns, correlations of market returns and market return volatility. As of December 31, 2008 and 2007, the net balance of the embedded derivatives for living benefits was a liability of $1.70 billion and $91.9 million, respectively. The Company does not expect any meaningful level of claims under the living benefit features for several years and believes any such claims would be mitigated by its economic hedging program.

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

Inflation

The rate of inflation did not have a material effect on the revenues or operating results of the Company during 2008, 2007 or 2006.

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

ITEM 9 CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

The Company’s President and Chief Operating Officer (its Principal Executive Officer) and Chief Financial Officer have evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934). Based on such evaluation, such officers have concluded that the Company’s disclosure controls and procedures are effective as of the end of the period covered by this Annual Report.

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

The Company’s management assessed the effectiveness of NLIC’s internal control over financial reporting as of December 31, 2008. In making this assessment, the Company’s management used the criteria set forth in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on those criteria, the Company’s management concluded that NLIC’s internal control over financial reporting was effective as of December 31, 2008.

The Company’s independent registered public accounting firm, KPMG LLP, issued an attestation report on the effectiveness of management’s internal control over financial reporting. This report appears on page F-2.

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

ITEM 14 PRINCIPAL ACCOUNTING FEES AND SERVICES

The table below presents fees for services rendered by KPMG LLP, the Company’s independent registered public accounting firm, for the years ended December 31 for the following: (1) the audits of the audited consolidated financial statements for NFS and its subsidiaries, including consolidated or individual financial statement audits of other NFS subsidiaries, where appropriate, for each of the years ended December 31, 2008 and 2007; (2) the reviews of the consolidated financial statements included in the Quarterly Reports on Form 10-Q for NFS and NLIC filed during each year indicated; and (3) fees billed for other services rendered by KPMG LLP.

	2008	2007
Audit fees	$7,621,330	$7,390,160
Audit related fees[1]	1,007,000	1,521,500
Tax fees[2]	197,200	140,000

Total fees	$8,825,530	$9,051,660

[1]

Audit related fees were principally for reports on internal controls per Statement on Auditing Standards No. 70, Service Organizations; financial statement audits of employee benefit plans; consultations with management regarding the accounting treatment of transactions or potential impact of rulings prescribed by the Securities and Exchange Commission, the Financial Accounting Standards Board or other accounting standard-setting bodies; and other audit-related agreed-upon procedures reports.

[2]

Tax fees were for tax consultation regarding federal tax issues resulting from Internal Revenue Service examinations, assistance with Internal Revenue Service or other taxing authority audits, and activities such as tax planning and preparing tax returns to be filed with various taxing authorities.

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

Our management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2008. In making this assessment, our management used the criteria set forth in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on those criteria, our management concluded that the Company’s internal control over financial reporting was effective as of December 31, 2008.

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

During 2008, the Audit Committee of the Board of Directors of the Company, which was composed of independent directors pursuant to the New York Stock Exchange listing standards and rules of the Securities and Exchange Commission, met periodically with the external and internal auditors, jointly and separately, to evaluate the effectiveness of work performed by them in discharging their respective responsibilities and to assure their independence and free access to the Audit Committee.

/s/ Mark R. Thresher
Name:	Mark R. Thresher
Title:	President and Chief Operating Officer

March 2, 2009

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholder

Nationwide Life Insurance Company:

We have audited the accompanying consolidated balance sheets of Nationwide Life Insurance Company and subsidiaries (the Company) as of December 31, 2008 and 2007, and the related consolidated statements of (loss) income, changes in shareholder’s equity and cash flows for each of the years in the three-year period ended December 31, 2008. In connection with our audits of the consolidated financial statements, we also have audited the financial statement schedules as listed in the accompanying index. These consolidated financial statements and financial statement schedules are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedules based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Nationwide Life Insurance Company and subsidiaries as of December 31, 2008 and 2007, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2008, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the related financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

As discussed in Note 3 to the consolidated financial statements, the Company adopted the American Institute of Certified Public Accountants’ Statement of Position 05-1, Accounting by Insurance Enterprises for Deferred Acquisition Costs in Connection with Modifications or Exchanges of Insurance Contracts, in 2007.

/s/ KPMG LLP
Columbus, Ohio
March 2, 2009

NATIONWIDE LIFE INSURANCE COMPANY AND SUBSIDIARIES

(a wholly-owned subsidiary of Nationwide Financial Services, Inc.)

Consolidated Statements of (Loss) Income

(in millions)

	Years ended December 31,
	2008	2007	2006
Revenues:
Policy charges	$1,168.0	$1,208.3	$1,132.6
Premiums	283.5	291.7	308.3
Net investment income	1,687.0	1,975.8	2,058.5
Net realized investment (losses) gains	(1,439.3)	(166.2)	7.1
Other income	6.4	7.5	0.2

Total revenues	1,705.6	3,317.1	3,506.7

Benefits and expenses:
Interest credited to policyholder accounts	1,130.6	1,262.6	1,330.1
Benefits and claims	660.3	479.3	450.3
Policyholder dividends	26.4	24.5	25.6
Amortization of deferred policy acquisition costs	674.5	368.5	450.3
Interest expense, primarily with Nationwide Financial Services, Inc. (NFS)	61.8	70.0	65.5
Other operating expenses	516.1	529.5	536.8

Total benefits and expenses	3,069.7	2,734.4	2,858.6

(Loss) income from continuing operations before federal income tax (benefit) expense	(1,364.1)	582.7	648.1
Federal income tax (benefit) expense	(534.3)	128.5	28.7

(Loss) income from continuing operations	(829.8)	454.2	619.4
Cumulative effect of adoption of accounting principle, net of taxes	—	(6.0)	—

Net (loss) income	$(829.8)	$448.2	$619.4

See accompanying notes to consolidated financial statements.

NATIONWIDE LIFE INSURANCE COMPANY AND SUBSIDIARIES

(a wholly-owned subsidiary of Nationwide Financial Services, Inc.)

Consolidated Balance Sheets

(in millions, except per share amounts)

	December 31,
	2008	2007
Assets
Investments:
Securities available-for-sale, at fair value:
Fixed maturity securities (amortized cost $21,820.9 and $24,021.2)	$19,247.2	$23,933.4
Equity securities (amortized cost $30.9 and $69.6)	26.5	72.9
Mortgage loans on real estate, net	7,189.9	7,615.4
Short-term investments, including amounts managed by a related party	2,780.9	959.1
Other investments	1,305.5	1,330.8

Total investments	30,550.0	33,911.6

Cash	36.7	1.3
Accrued investment income	300.9	314.3
Deferred policy acquisition costs	4,423.9	3,997.4
Other assets	2,564.0	1,638.9
Separate account assets	46,936.9	69,676.5

Total assets	$84,812.4	$109,540.0

Liabilities and Shareholder’s Equity
Liabilities:
Future policy benefits and claims	$32,536.3	$31,998.4
Short-term debt	249.7	285.3
Long-term debt, payable to NFS	700.0	700.0
Other liabilities	2,110.5	2,642.6
Separate account liabilities	46,936.9	69,676.5

Total liabilities	82,533.4	105,302.8

Shareholder’s equity:
Common stock ($1 par value; authorized - 5.0 shares; issued and outstanding - 3.8 shares)	3.8	3.8
Additional paid-in capital	613.2	274.4
Retained earnings	2,973.2	4,049.5
Accumulated other comprehensive loss	(1,311.2)	(90.5)

Total shareholder’s equity	2,279.0	4,237.2

Total liabilities and shareholder’s equity	$84,812.4	$109,540.0

See accompanying notes to consolidated financial statements.

NATIONWIDE LIFE INSURANCE COMPANY AND SUBSIDIARIES

(a wholly-owned subsidiary of Nationwide Financial Services, Inc.)

Consolidated Statements of Changes in Shareholder’s Equity

(in millions)

	Capital shares	Additional paid-in capital	Retained earnings	Accumlated other comprehensive income (loss)	Total shareholder’s equity
Balance as of December 31, 2005	3.8	274.4	3,894.4	93.6	4,266.2

Dividends to NFS	—	—	(375.0)	—	(375.0)

Comprehensive income:
Net income	—	—	619.4	—	619.4
Other comprehensive loss, net of taxes	—	—	—	(64.9)	(64.9)

Total comprehensive income					554.5

Balance as of December 31, 2006	3.8	274.4	4,138.8	28.7	4,445.7

Dividends to NFS	—	—	(537.5)	—	(537.5)

Comprehensive income:
Net income	—	—	448.2	—	448.2
Other comprehensive loss, net of taxes	—	—	—	(119.2)	(119.2)

Total comprehensive income					329.0

Balance as of December 31, 2007	$3.8	$274.4	$4,049.5	$(90.5)	$4,237.2

Dividends to NFS			(246.5)		(246.5)
Capital contributed by NFS		338.8			338.8

Comprehensive income:
Net loss			(829.8)		(829.8)
Other comprehensive loss, net of taxes				(1,220.7)	(1,220.7)

Total comprehensive loss					(2,050.5)

Balance as of December 31, 2008	$3.8	$613.2	$2,973.2	$(1,311.2)	$2,279.0

See accompanying notes to consolidated financial statements.

NATIONWIDE LIFE INSURANCE COMPANY AND SUBSIDIARIES

(a wholly-owned subsidiary of Nationwide Financial Services, Inc.)

Consolidated Statements of Cash Flows

(in millions)

	Years ended December 31,
	2008	2007	2006
Cash flows from operating activities:
Net (loss) income	$(829.8)	$448.2	$619.4
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Net realized investment losses (gains)	1,439.3	166.2	(7.1)
Interest credited to policyholder accounts	1,130.6	1,262.6	1,330.1
Capitalization of deferred policy acquisition costs	(572.2)	(612.6)	(569.6)
Amortization of deferred policy acquisition costs	674.5	368.5	450.3
Amortization and depreciation	6.7	22.3	46.6
Decrease (increase) in other assets	64.5	557.4	(336.2)
(Decrease) increase in policy and other liabilities	(226.1)	(331.8)	54.1
(Increase) decrease in derivative assets	(1,030.7)	(146.9)	38.2
Increase in derivative liabilities	153.9	101.5	174.7
Other, net	3.7	8.5	0.1

Net cash provided by operating activities	814.4	1,843.9	1,800.6

Cash flows from investing activities:
Proceeds from maturity of securities available-for-sale	3,935.6	4,379.8	5,128.6
Proceeds from sale of securities available-for-sale	4,185.2	4,657.5	2,267.3
Proceeds from repayments or sales of mortgage loans on real estate	763.1	2,467.7	2,430.8
Cost of securities available-for-sale acquired	(6,831.8)	(8,008.3)	(5,658.9)
Cost of mortgage loans on real estate originated or acquired	(358.7)	(1,887.0)	(2,180.4)
Net decrease (increase) in short-term investments	(1,827.0)	762.9	(125.4)
Collateral received (paid), net	603.4	(175.6)	(332.6)
Other, net	(34.0)	(68.6)	52.1

Net cash provided by investing activities	435.8	2,128.4	1,581.5

Cash flows from financing activities:
Net increase (decrease) in short-term debt	(35.6)	210.1	(167.1)
Capital contributed by NFS	153.4	—	—
Cash dividends paid to NFS	(181.8)	(537.5)	(375.0)
Investment and universal life insurance product deposits and other additions	3,511.1	3,586.1	3,400.8
Investment and universal life insurance product withdrawals and other deductions	(4,795.9)	(7,230.2)	(6,241.2)
Other, net	134.0	—	—

Net cash used in financing activities	(1,214.8)	(3,971.5)	(3,382.5)

Net increase (decrease) in cash	35.4	0.8	(0.4)
Cash, beginning of period	1.3	0.5	0.9

Cash, end of period	$36.7	$1.3	$0.5

Supplemental Non-cash Disclosure:
Dividends paid to NFS	$(64.6)	$—	$—
Capital contributed by NFS	185.4	—	—

See accompanying notes to consolidated financial statements.

NATIONWIDE LIFE INSURANCE COMPANY AND SUBSIDIARIES

(a wholly-owned subsidiary of Nationwide Financial Services, Inc.)

Notes to Consolidated Financial Statements

December 31, 2008, 2007 and 2006

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

On August 6, 2008, NFS entered into a definitive agreement for NMIC, and Nationwide Corporation (Nationwide Corp.)., to acquire all of the outstanding publicly held Class A common shares of NFS for $52.25 per share in cash. The transaction closed on January 1, 2009 and NFS became a privately held subsidiary of Nationwide Corp.

Wholly-owned subsidiaries of NLIC as of December 31, 2008 include Nationwide Life and Annuity Insurance Company (NLAIC) and Nationwide Investment Services Corporation (NISC). NLAIC offers universal life insurance, variable universal life insurance, corporate-owned life insurance (COLI) and individual annuity contracts on a non-participating basis. NISC is a registered broker/dealer.

The Company is a leading provider of long-term savings and retirement products in the United States of America (U.S.). The Company develops and sells a diverse range of products including individual annuities, private and public sector group retirement plans, other investment products sold to institutions, life insurance and advisory services.

The Company sells its products through a diverse distribution network. Unaffiliated entities that sell the Company’s products to their own customer bases include independent broker/dealers, financial institutions, wirehouse and regional firms, pension plan administrators, and life insurance specialists. Representatives of affiliates who market products directly to a customer base include Nationwide Retirement Solutions, Inc. (NRS), and Nationwide Financial Network (NFN) producers. The Company also distributes products through the agency distribution force of its ultimate parent company, NMIC.

As of December 31, 2008 and 2007, the Company did not have a significant concentration of financial instruments in a single investee, industry or geographic region of the U.S. Also, the Company did not have a concentration of business transactions with a particular customer, lender, distribution source, market or geographic region of the U.S. in which business is conducted that makes it overly vulnerable to a single event which could cause a severe impact to the Company’s financial position.

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

The Company’s most significant estimates include those used to determine the following: the balance, recoverability and amortization of deferred policy acquisition costs (DAC); whether an available-for-sale security is other-than-temporarily impaired, valuation allowances for mortgage loans on real estate; valuation of derivatives; the liability for future policy benefits and claims, including the valuation of embedded derivative resulting from living benefit contracts; and federal income tax provision. Although some variability is inherent in these estimates, recorded amounts reflect management’s best estimates based on facts and circumstances as of the balance sheet date. Management believes the amounts provided are appropriate.

NATIONWIDE LIFE INSURANCE COMPANY AND SUBSIDIARIES

(a wholly-owned subsidiary of Nationwide Financial Services, Inc.)

Notes to Consolidated Financial Statements, Continued

December 31, 2008, 2007 and 2006

The Company determined that certain cash flows related to future policy benefits and claims totaling $111.9 million for the three months ended March 31, 2008, which were included as cash flows provided by operating activities on the condensed consolidated statements of cash flows in the applicable Quarterly Report on Form 10-Q, should have been presented as financing activities. The net cash provided by operating activities for the three months ended March 31, 2008 as originally filed and revised was $351.1 million and $239.2 million, respectively. The net cash used in financing activities for the three months ended March 31, 2008 as originally filed and revised was $368.9 million and $257.0 million, respectively. They will be presented in that manner on a comparative basis in the 2009 filings. The consolidated statement of cash flows for 2008 included in this filing reflects the revised presentation described above.

Certain items in the 2007 and 2006 consolidated financial statements and related notes have been reclassified to conform to the current presentation.

(a) Consolidation Policy

The consolidated financial statements include the accounts of NLIC and companies in which NLIC directly or indirectly has a controlling financial interest. Minority interest expense is included in other operating expenses in the consolidated statements of (loss) income, and the minority interest liability is included in other liabilities on the consolidated balance sheets. All significant intercompany balances and transactions were eliminated in consolidation.

(b) Valuation of Investments, Investment Income and Related Gains and Losses

The Company is required to classify its fixed maturity securities and marketable equity securities as held-to-maturity, available-for-sale or trading. All fixed maturity and marketable equity securities are classified as available-for-sale. Available-for-sale securities are stated at fair value, with unrealized gains and losses, net of adjustments to DAC, future policy benefits and claims, and deferred federal income taxes reported as a separate component of accumulated other comprehensive (loss) income (AOCI) in shareholder’s equity. The adjustment to DAC represents the changes in amortization of DAC that would have been required as a charge or credit to operations had such unrealized amounts been realized and allocated to the product lines. The adjustment to future policy benefits and claims represents the increase in policy reserves from using a discount rate that would have been required had such unrealized amounts been realized and the proceeds reinvested at then current market interest rates, which were lower than the then current effective portfolio rate.

For fixed maturity and marketable equity securities for which market quotations generally are available, the Company generally uses independent pricing services to assist in determining the fair value measurement. For certain fixed maturity securities not priced by independent services (generally private placement securities without quoted market prices), an internally developed pricing model or “corporate pricing matrix” is most often used. The corporate pricing matrix is developed by obtaining private spreads versus the U.S. Treasury yield for corporate securities with varying weighted average lives and bond ratings. The weighted average life and bond rating of a particular fixed maturity security to be priced using the corporate matrix are important inputs into the model and are used to determine a corresponding spread that is added to the U.S. Treasury yield to create an estimated market yield for that bond. The estimated market yield and other relevant factors are then used to estimate the fair value of the particular fixed maturity security. The Company also utilized broker quotes in pricing securities or to validate modeled prices.

For mortgage-backed securities (MBSs), the Company recognizes income using a constant effective yield method based on prepayment assumptions and the estimated economic life of the securities. When estimated prepayments differ significantly from anticipated prepayments, the effective yield is recalculated to reflect actual payments to date and anticipated future payments. Any resulting adjustment is included in net investment income. All other investment income is recorded using the interest method without anticipating the impact of prepayments.

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

NATIONWIDE LIFE INSURANCE COMPANY AND SUBSIDIARIES

(a wholly-owned subsidiary of Nationwide Financial Services, Inc.)

Notes to Consolidated Financial Statements, Continued

December 31, 2008, 2007 and 2006

For debt securities not subject to Emerging Issues Task Force Issue (EITF) No. 99-20, Recognition of Interest Income and Impairment on Purchased and Retained Beneficial Interests in Securitized Financial Assets, as amended by Financial Accounting Standards Board (FASB) Staff Position (FSP) EITF 99-20-1 (EITF 99-20), as well as debt securities subject to EITF 99-20, an other-than-temporary impairment charge is taken when the Company does not have the ability and intent to hold the security until the forecasted recovery or if it is probable that the Company will not recover all contractual amounts when due. Furthermore, equity securities may experience other-than-temporary impairments based on prospects of recovery in a reasonable period of time. Many criteria are considered during this process including, but not limited to, specific credit issues and financial prospects related to the issuer, the quality of the underlying collateral, management’s intent and ability to hold the security until recovery, current economic conditions that could affect the creditworthiness of the issuer in the future, the current fair value as compared to the amortized cost of the security, the extent and duration of the unrealized loss, and the rating of the affected security. Other-than-temporary impairment losses result in a permanent reduction to the cost basis of the underlying investment.

In addition to the above, for certain beneficial interests in securitized financial assets with contractual cash flows, including asset-backed securities (ABSs), EITF 99-20 also requires the Company to periodically update its best estimate of cash flows over the life of the security. If the fair value of a securitized financial asset is not greater than or equal to its carrying value based on current information and events, and if there has been , or if it is probable that, an adverse change in estimated cash flows since the last revised estimate (considering both timing and amount), then the Company recognizes an other-than-temporary impairment and writes down the investment to fair value.

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

December 31, 2008, 2007 and 2006

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

The Company enters into interest rate swaps to hedge the variability in cash flows and investment income due to changes in the benchmark interest rates on variable rate assets and liabilities. The Company also enters into cross-currency interest rate swaps to eliminate the currency risk on variable rate and fixed rate foreign denominated assets. Derivative instruments classified as cash flow hedges are carried at fair value, with the effective portion of changes in fair value recorded in other comprehensive income and the ineffective portion recorded in net realized investment gains and losses.

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

December 31, 2008, 2007 and 2006

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

Traditional Life Insurance Products: Traditional life insurance products include those products with fixed and guaranteed premiums and benefits, and primarily consist of whole life insurance, limited-payment life insurance, term life insurance and certain annuities with life contingencies. Premiums for traditional life insurance products are recognized as revenue when due. Benefits and expenses are associated with earned premiums so that profits are recognized over the life of the contract. This association is accomplished through the provision for future policy benefits and the deferral and amortization of policy acquisition costs.

(e) Cash and Cash Equivalents

Cash and cash equivalents consist of short-term highly liquid investments with original maturities of less than three months at the time of purchase. The Company carries cash and cash equivalents at cost, which approximates fair value.

(f) Deferred Policy Acquisition Costs

Investment and universal life insurance products. The Company has deferred certain costs of acquiring investment and universal life insurance products business, principally commissions, certain expenses of the policy issue and underwriting department, and certain variable sales expenses that relate to and vary with the production of new and renewal business. In addition, the Company defers sales inducements, such as interest credit bonuses and jumbo deposit bonuses. Investment products primarily consist of individual and group variable and fixed deferred annuities in the Individual Investments and Retirement Plans segments. Universal life insurance products include universal life insurance, variable universal life insurance, COLI, BOLI and other interest-sensitive life insurance policies in the Individual Protection segment. DAC is subject to recoverability testing in the year of policy issuance and loss recognition testing at the end of each reporting period.

For investment and universal life insurance products, the Company amortizes DAC with interest over the lives of the policies in relation to the present value of estimated gross profits from projected interest margins, asset fees, cost of insurance charges, administrative fees, surrender charges, and net realized investment gains and losses less policy benefits and policy maintenance expenses. The Company adjusts the DAC asset related to investment and universal life insurance products to reflect the impact of unrealized gains and losses on fixed maturity securities available-for-sale, as described in Note 2(b).

NATIONWIDE LIFE INSURANCE COMPANY AND SUBSIDIARIES

(a wholly-owned subsidiary of Nationwide Financial Services, Inc.)

Notes to Consolidated Financial Statements, Continued

December 31, 2008, 2007 and 2006

The assumptions used in the estimation of future gross profits are based on the Company’s current best estimates of future events and are reviewed as part of an annual process during the second quarter. During the annual process, the Company performs a comprehensive study of assumptions, including mortality and persistency studies, maintenance expense studies, and an evaluation of projected general and separate account investment returns. The most significant assumptions that are involved in the estimation of future gross profits include future net separate account investment performance, surrender/lapse rates, interest margins and mortality. Currently, the Company’s long-term assumption for net separate account investment performance is approximately 7% growth per year and varies by product. The Company reviews this assumption, like others, as part of its annual process. If this assumption were unlocked, the date of the unlocking could become the anchor date used in the reversion to the mean process (defined below). Variances from the long-term assumption are expected since the majority of the investments in the underlying separate accounts are in equity securities, which strongly correlate in the aggregate with the Standard & Poor’s (S&P) 500 Index. The Company bases its reversion to the mean process on actual net separate account investment performance from the anchor date to the valuation date. The Company then assumes different performance levels over the next three years such that the separate account mean return measured from the anchor date to the end of the life of the product equals the long-term assumption. The assumed net separate account investment performance used in the DAC models is intended to reflect what is anticipated. However, based on historical returns of the S&P 500 Index, and as part of its pre-set parameters, the Company’s reversion to the mean process generally limits net separate account investment performance to 0-15% during the three-year reversion period. See below for a discussion of 2008 and 2007 assumption changes that impacted DAC amortization and related balances.

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

During the second quarter of 2007, the Company conducted its annual comprehensive review of model assumptions used to project DAC and other related balances, including sales inducement assets, unearned revenue reserves, and guaranteed minimum death and income benefit reserves. This review included all assumptions, including expected separate account investment returns during the three-year reversion period, lapse rates, mortality and expenses. The Company determined as part of this annual review that the overall separate account returns were expected to exceed previous estimates due to favorable financial market trends. Additionally, while the Company estimated that the overall profitability of its variable products had improved, it expected the long-term net growth in separate account investment performance to moderate.

NATIONWIDE LIFE INSURANCE COMPANY AND SUBSIDIARIES

(a wholly-owned subsidiary of Nationwide Financial Services, Inc.)

Notes to Consolidated Financial Statements, Continued

December 31, 2008, 2007 and 2006

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

During the second quarter of 2007, the Company added a new feature to its existing guaranteed minimum withdrawal benefit rider, Lifetime Income (L.inc). This new feature resulted in a substantial change in the existing contracts and, therefore, an extinguishment of the DAC associated with those contracts pursuant to the American Institute of Certified Public Accountants’ (AICPA) Statement of Position (SOP) 05-1, Accounting by Insurance Enterprises for Deferred Acquisition Costs in Connection with Modifications or Exchanges of Insurance Contracts (SOP 05-1). As a result, the Company eliminated existing DAC and other related balances resulting in a $135.0 million pre-tax charge.

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

NATIONWIDE LIFE INSURANCE COMPANY AND SUBSIDIARIES

(a wholly-owned subsidiary of Nationwide Financial Services, Inc.)

Notes to Consolidated Financial Statements, Continued

December 31, 2008, 2007 and 2006

During the third quarter of 2008, the Company’s recorded balance of individual variable annuity DAC fell outside the Company’s preset parameters for the prescribed period, which primarily was driven by unfavorable market performance compared to the assumed net separate account returns. Accordingly, the Company recalculated DAC using revised best estimate assumptions, which resulted in a decrease in DAC and an increase in DAC amortization and other related balances totaling $177.2 million pre-tax in the Individual Investments segment. During the fourth quarter of 2008, the Company’s recorded balance of individual variable annuity DAC fell outside the Company’s preset parameters, which primarily was driven by continued unfavorable market performance compared to assumed net separate account returns. Management made a determination that it was not reasonably possible to get back within the preset parameters during the remaining prescribed period. Accordingly, the Company recalculated DAC using revised best estimate assumptions, which resulted in a decrease in DAC and an increase in DAC amortization and other related balances of $243.1 million pre-tax in the Individual Investments segment. The Company continues to use the reversion to the mean process with the anchor date that was reset during the second quarter 2007 unlocking as described above. The Company evaluated the assumed separate account performance level over the next three years and determined that the assumptions inherent in the reversion period were reasonable. The annual net separate account growth rate for the mean reversion period is 15%, the maximum rate under the Company’s parameters. Accordingly, future periods may incur additional amortization of DAC if the Company’s actual returns are less than assumed.

Traditional life insurance products. Generally, DAC related to traditional life insurance products is amortized with interest over the premium-paying period of the related policies in proportion to the ratio of actual annual premium revenue to the anticipated total premium revenue. Such anticipated premium revenue is estimated using the same assumptions as those used for computing liabilities for future policy benefits at issuance. Under existing accounting guidance, the concept of DAC unlocking does not apply to traditional life insurance products, although evaluations of DAC for recoverability at the time of policy issuance and loss recognition testing at each reporting period are required.

(g) Separate Accounts

Separate account assets and liabilities represent contractholders’ funds that have been legally segregated into accounts with specific investment objectives. Separate account assets are recorded at fair value primarily based on market quotations of the underlying securities. Investment income and realized investment gains or losses of these accounts accrue directly to the contractholders. The activity of the separate accounts is not reflected in the consolidated statements of (loss) income except for (1) the fees the Company receives, which are assessed on a daily or monthly basis and recognized as revenue when assessed and earned, and (2) the activity related to contract guarantees, which are riders to existing variable annuity contracts.

(h) Future Policy Benefits and Claims

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

December 31, 2008, 2007 and 2006

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

(i) Participating Business

Participating business, which refers to policies that participate in profits through policyholder dividends, represented approximately 5% of the Company’s life insurance in force in 2008 (6% in 2007 and 8% in 2006), 44% of the number of life insurance policies in force in 2008 (48% in 2007 and 50% in 2006) and 7% of life insurance statutory premiums in 2008 (7% in 2007 and 5% in 2006). The provision for policyholder dividends was based on the current dividend scales and has been included in future policy benefits and claims in the consolidated balance sheets.

(j) Federal Income Taxes

The Company provides for federal income taxes based on amounts the Company believes it ultimately will owe. Inherent in the provision for federal income taxes are estimates regarding the deductibility of certain items and the realization of certain tax credits. In the event the ultimate deductibility of certain items or the realization of certain tax credits differs from estimates, the Company may be required to significantly change the provision for federal income taxes recorded in the consolidated financial statements. Any such change could significantly affect the amounts reported in the consolidated statements of (loss) income. Management has established reserves in accordance with FIN 48 based on current facts and circumstances regarding tax exposure items where the ultimate deductibility is open to interpretation. Management evaluates the appropriateness of such reserves quarterly based on any new developments specific to their fact patterns. Information considered includes results of completed tax examinations, Technical Advice Memorandums and other rulings issued by the Internal Revenue Service (IRS) or the tax courts.

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

(k) Reinsurance Ceded

Reinsurance premiums ceded and reinsurance recoveries on benefits and claims incurred are deducted from the respective income and expense accounts. Assets and liabilities related to reinsurance ceded generally are reported in the consolidated balance sheets on a gross basis, separately from the related future policy benefits and claims of the Company. The ceding of risk does not discharge the original insurer from its primary obligation to the policyholder.

(l) Change in Accounting Principle

Historically, the Company accrued for legal costs associated with litigation defense and regulatory investigations by estimating the ultimate costs of such activity. Beginning April 1, 2007, the Company’s accrual for such legal expenses includes only the amount for services that have been provided but not yet paid. The Company believes the newly adopted accounting principle is preferable because it more accurately reflects expenses in the periods in which they are incurred. The Company continues to estimate and accrue the ultimate amounts expected to be paid for litigation and regulatory investigation loss contingencies. The Company has presented its consolidated financial statements and accompanying notes as applicable for all periods presented to retroactively apply the adoption of this change in accounting principle.

NATIONWIDE LIFE INSURANCE COMPANY AND SUBSIDIARIES

(a wholly-owned subsidiary of Nationwide Financial Services, Inc.)

Notes to Consolidated Financial Statements, Continued

December 31, 2008, 2007 and 2006

The following table summarizes the impact of the change in accounting principle described above for the years ended December 31:

(in millions)	2007	2006
Other operating expenses	$2.8	$5.0
Net income	(1.9)	(3.1)

The cumulative effect of the change on retained earnings as of January 1, 2006 was an $11.0 million increase.

(3)	Recently Issued Accounting Standards

In January 2009, the FASB issued FSP EITF 99-20-1, Amendments to the Impairment Guidance of EITF Issue No. 99-20 (FSP EITF 99-20-1). FSP EITF 99-20-1 amends the impairment guidance in EITF Issue No. 99-20, Recognition of Interest Income and Impairment on Purchased Beneficial Interests and Beneficial Interests That Continue to Be Held by a Transferor in Securitized Financial Assets, to achieve more consistent determination of whether an other-than-temporary impairment has occurred. FSP EITF 99-20-1 is effective for interim and annual reporting periods ending after December 15, 2008, and will be applied prospectively. Retrospective application to a prior interim or annual reporting period is not permitted. The Company will adopt FSP EITF 99-20-1 effective December 31, 2008 and will apply the standard prospectively, as is required.

In December 2008, the FASB issued FSP FAS 132R-1, Employers’ Disclosures about Postretirement Benefit Plan Assets (FSP FAS 132R-1). FSP FAS 132R-1 amends FASB Statement No. 132 revised 2003, Employers’ Disclosures about Pensions and Other Postretirement Benefits, to provide guidance on an employer’s disclosures about plan assets of a defined benefit pension or other postretirement plan. The portion of FSP FAS 132R-1 related to the disclosures about plan assets is effective for fiscal years ending after December 15, 2009. FSP FAS 132R-1 will have no impact on the Company’s disclosures.

In December 2008, the FASB issued FSP FAS 140-4 and FIN 46R-8, Disclosures by Public Entities (Enterprises) about Transfers of Financial Assets and Interests in Variable Interest Entities, (FSP FAS 140-4 and FIN 46R-8). FSP FAS 140-4 and FIN 46R-8 amends FASB Statement No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, to require public entities to provide additional disclosures about transfers of financial assets. It also amends FASB Interpretation No. 46 (revised December 2003), Consolidation of Variable Interest Entities, to require public enterprises, including sponsors that have a variable interest in a variable interest entity, to provide additional disclosures about their involvement with variable interest entities. This FSP will be effective for the first reporting period (interim or annual) ending after December 15, 2008. The Company adopted FSP FAS 140-4 and FIN 46R-8 effective December 31, 2008. See Note 17 for the required disclosures.

In November 2008, the FASB Board ratified the Emerging Issues Task Force’s consensus EITF 08-7, Accounting for Defensive Intangible Assets (EITF 08-7). EITF 08-7 requires defensive intangible assets acquired in a business combination or asset acquisition to be accounted for as a separate unit of accounting. In doing so, the asset should not be included as part of the cost of an entity’s existing intangible asset(s) because the defensive intangible asset is separately identifiable. EITF 08-7 is effective for intangible assets acquired on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. EITF 08-7 is not expected to have a material impact on the Company’s financial position or results of operations upon adoption. The Company will adopt EITF 08-7 effective January 1, 2009 and will apply it prospectively for intangible assets acquired on or after that date.

NATIONWIDE LIFE INSURANCE COMPANY AND SUBSIDIARIES

(a wholly-owned subsidiary of Nationwide Financial Services, Inc.)

Notes to Consolidated Financial Statements, Continued

December 31, 2008, 2007 and 2006

In November 2008, the FASB Board ratified the Emerging Issues Task Force’s consensus EITF 08-6, Equity Method Investment Accounting Considerations (EITF 08-6). EITF 08-6 clarifies how to account for certain transactions and impairment considerations involving equity method investments. Specifically, EITF 08-6 notes: 1) an entity shall measure its equity method investment initially at cost 2) an equity method investor is required to recognize other-than-temporary impairments of an equity method investment in accordance with paragraph 19(h) of Opinion 18 and an equity method investor shall not separately test an investee’s underlying indefinite-lived intangible asset(s) for impairment 3) an equity method investor shall account for a share issuance by an investee as if the investor had sold a proportionate share of its investment and any gain or loss to the investor resulting from an investee’s share issuance shall be recognized in earnings. This Issue shall be is effective on a prospective basis in fiscal years beginning on or after December 15, 2008, and interim periods within those fiscal years. The Company will adopt EITF 08-6 effective January 1, 2009 and will apply the standard prospectively, as is required.

In October 2008, the FASB issued FSP FAS 157-3, Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active (FSP FAS 157-3). FSP FAS 157-3 clarifies the application of SFAS No. 157, Fair Value Measurements (SFAS 157), in a market that is not active and provides an example to illustrate key considerations in determining the fair value of a financial asset when the market for that financial asset is not active. FSP FAS 157-3 was effective upon issuance and was adopted by the Company effective September 30, 2008. The adoption of FSP FAS 157-3 did not have a material impact on the Company’s financial position or results of operations.

In September 2008, the FASB issued FSP FAS 133-1 and FIN 45-4, Disclosures about Credit Derivatives and Certain Guarantees: An Amendment of FASB Statement No. 133 and FASB Interpretation No. 45; and Clarification of the Effective Date of FASB Statement No. 161 (FSP FAS 133-1 and FIN 45-4). FSP FAS 133-1 and FIN 45-4 requires additional disclosure about credit derivatives including their nature, potential amount of future payments, fair value, recourse provisions and current status of the payment/performance risk. FSP FAS 133-1 and FIN 45-4 also requires the disclosure of the current status of the payment/performance risk of a guarantee subject to FASB Interpretation (FIN) No. 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others – an interpretation of FASB Statements No. 5, 57, and 107 and rescission of FASB Interpretation No. 34. FSP FAS 133-1 and FIN 45-4 is effective for reporting periods ending after November 15, 2008. The Company adopted FSP FAS 133-1 and FIN 45-4 effective for the December 31, 2008 reporting period. See Note 5 for the required disclosures

In May 2008, the FASB issued SFAS No. 162, The Hierarchy of Generally Accepted Accounting Principles (SFAS 162). SFAS 162 identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with U.S. GAAP (the GAAP hierarchy). SFAS 162 will be effective 60 days following the approval by the United States Securities and Exchange Commission (SEC) of the Public Company Accounting Oversight Board amendments to AU Section 411, The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles. The adoption of SFAS 162 did not the C result in a change in its current practices.

In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133 (SFAS 161). SFAS 161 amends and expands the disclosure requirements of SFAS 133 with the intent to provide users of financial statements with an enhanced understanding of how and why an entity uses derivative instruments, how derivative instruments and related hedged items are accounted for under SFAS 133 and its related interpretations, and how derivative instruments and related hedged items affect an entity’s financial position, financial performance and cash flows. SFAS 161 requires qualitative disclosures about objectives and strategies for using derivatives, quantitative disclosures about derivative instrument fair values and related gains and losses, and disclosures about credit-risk-related contingent features in derivative agreements. SFAS 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. The Company currently is evaluating the new disclosures required under SFAS 161 and will adopt it March 31, 2009.

NATIONWIDE LIFE INSURANCE COMPANY AND SUBSIDIARIES

(a wholly-owned subsidiary of Nationwide Financial Services, Inc.)

Notes to Consolidated Financial Statements, Continued

December 31, 2008, 2007 and 2006

In February 2008, the FASB issued FSP FAS 157-2, Effective Date of FASB Statement No. 157 (FSP FAS 157-2). This FSP delays the effective date of SFAS 157 for nonfinancial assets and liabilities until fiscal years and interim periods beginning after November 15, 2008. FSP FAS 157-2 applies to nonfinancial assets and liabilities, except for items that are recognized or disclosed at fair value in the Company’s financial statements on a recurring basis (at least annually), and is effective upon issuance. The Company has not yet applied the provisions of SFAS 157 to the nonfinancial assets and liabilities within the scope of FSP FAS 157-2. However, the Company does not expect such application to have a material impact on its financial position or results of operations.

In December 2007, the FASB issued SFAS No. 141 (revised 2007), Business Combinations (SFAS 141R), which replaces SFAS No. 141, Business Combinations (SFAS 141). The objective of SFAS 141R is to improve the relevance, representational faithfulness, and comparability of the information that a reporting entity provides in its financial reports about a business combination and its effects. Accordingly, SFAS 141R establishes principles and requirements for how the acquirer: 1) recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree; 2) recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase; and 3) determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. SFAS 141R applies to all transactions or other events in which an entity obtains control of one or more businesses and retains the fundamental requirements in SFAS 141 that the acquisition method of accounting be used for all business combinations and for an acquirer to be identified for each business combination. SFAS 141R defines the acquirer as the entity that obtains control of one or more businesses in the business combination and establishes the acquisition date as the date that the acquirer achieves control. SFAS 141R is applicable prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. Earlier application is prohibited. The Company will adopt SFAS 141R effective January 1, 2009 and will apply it to any business combination on or after that date.

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements, an Amendment of ARB No. 51 (SFAS 160). The objective of SFAS 160 is to improve the relevance, comparability, and transparency of the financial information that a reporting entity provides in its consolidated financial statements by establishing accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. SFAS 160 also amends certain consolidation procedures prescribed by Accounting Research Bulletin No. 51, Consolidated Financial Statements, for consistency with the requirements of SFAS 141R. SFAS 160 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. Earlier adoption is prohibited. The Company will adopt SFAS 160 effective January 1, 2009 and will apply it to any acquisitions or dispositions of noncontrolling interests on or after that date.

In June 2007, the Accounting Standards Executive Committee (AcSEC) of the AICPA issued SOP 07-1, Clarification of the Scope of the Audit and Accounting Guide Investment Companies and Accounting by Parent Companies and Equity Method Investors for Investments in Investment Companies (SOP 07-1). SOP 07-1 provides guidance for determining whether an entity is within the scope of the AICPA Audit and Accounting Guide Investment Companies (the Guide). For those entities that are investment companies under SOP 07-1, this SOP also addresses whether the specialized industry accounting principles of the Guide (i.e., fair value accounting) should be retained by a parent company in consolidation or by an investor that has the ability to exercise significant influence over the investment company and applies the equity method of accounting to its investment in the entity (referred to as an equity method investor). In addition, SOP 07-1 includes certain disclosure requirements for parent companies and equity method investors in investment companies that retain investment company accounting in the parent company’s consolidated financial statements or the financial statements of an equity method investor. The provisions of SOP 07-1 were to be effective for fiscal years beginning on or after December 15, 2007. On February 14, 2008, the FASB issued FSP SOP 07-1-1, which delays indefinitely the effective date of SOP 07-1. The Company will monitor the FASB and AICPA deliberations regarding this standard.

NATIONWIDE LIFE INSURANCE COMPANY AND SUBSIDIARIES

(a wholly-owned subsidiary of Nationwide Financial Services, Inc.)

Notes to Consolidated Financial Statements, Continued

December 31, 2008, 2007 and 2006

In April 2007, the FASB issued FSP FIN 39-1, An Amendment of FASB Interpretation No. 39 (FSP FIN 39-1). FSP FIN 39-1 addresses whether a reporting entity that is party to a master netting arrangement can offset fair value amounts recognized for the right to reclaim cash collateral (a receivable) or the obligation to return cash collateral (a payable) against fair value amounts recognized for derivative instruments that have been offset under the same master netting arrangement in accordance with paragraph 10 of Interpretation 39. FSP FIN 39-1 is effective for fiscal years beginning after November 15, 2007, with early application permitted. The Company adopted FSP FIN 39-1 effective January 1, 2008. The Company elected to present the fair value of cash collateral received separate from the obligation to return the collateral. The adoption of FSP FIN 39-1 did not impact the Company’s financial position or results of operations.

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

NATIONWIDE LIFE INSURANCE COMPANY AND SUBSIDIARIES

(a wholly-owned subsidiary of Nationwide Financial Services, Inc.)

Notes to Consolidated Financial Statements, Continued

December 31, 2008, 2007 and 2006

In September 2006, the SEC issued Staff Accounting Bulletin (SAB) No. 108 (SAB 108). SAB 108 addresses how the effects of prior year uncorrected misstatements should be considered when quantifying misstatements in current-year financial statements. SAB 108 requires registrants to quantify misstatements using both the balance sheet and income-statement approaches and to evaluate whether either approach results in quantifying an error that is material in light of relevant quantitative and qualitative factors. SAB 108 does not change the SEC’s previous guidance in SAB No. 99 on evaluating the materiality of misstatements. The Company adopted SAB 108 effective December 31, 2006. SAB 108 did not have a material impact on the Company’s financial position or results of operations upon adoption.

In June 2006, the FASB issued FIN No. 48, Accounting for Uncertainty in Income Taxes, an Interpretation of FASB Statement No. 109, Accounting for Income Taxes (FIN 48). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB Statement No. 109, Accounting for Income Taxes. FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. The Company adopted FIN 48 effective January 1, 2007. FIN 48 did not have a material impact on the Company’s financial position or results of operations upon adoption.

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

December 31, 2008, 2007 and 2006

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

December 31, 2008, 2007 and 2006

(4)	Fair Value Measurements

Fair Value Option

As described in Note 3, the Company adopted SFAS 159 effective January 1, 2008 and elected SFAS 159 fair value treatment for commercial mortgage loans held for sale. Accordingly, the Company now records in earnings all market fluctuations associated with this portfolio. The Company previously recorded such loans at the lower of cost or market value. Balances for these loans will be measured at fair value prospectively with unrealized gains and losses included as a component of net realized investment gains and losses. The Company will assess the fair value option election for new financial assets or liabilities on a prospective basis.

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

The Company categorizes financial assets and liabilities recorded at fair value in the consolidated balance sheets as follows:

•

Level 1 – Unadjusted quoted prices accessible in active markets for identical assets or liabilities at the measurement date. The types of assets and liabilities utilizing Level 1 valuations include U.S. Treasury and agency securities, equity securities listed in active markets, investments in publicly traded mutual funds with quoted market prices, and listed derivatives.

•

Level 2 – Unadjusted quoted prices for similar assets or liabilities in active markets or inputs (other than quoted prices) that are observable or that are derived principally from or corroborated by observable market data through correlation or other means. The types of assets and liabilities utilizing Level 2 valuations generally include U.S. Government securities not backed by the full faith of the government, municipal bonds, structured notes and certain MBSs and ABSs, certain corporate debt, certain private placement investments, and certain derivatives, including basis swaps and commodity total return swaps.

•

Level 3 – Prices or valuation techniques that require inputs that are both unobservable and significant to the overall fair value measurement. Inputs reflect management’s best estimate about the assumptions market participants would use at the measurement date in pricing the asset or liability. Consideration is given to the risk inherent in both the method of valuation and the valuation inputs. Generally, the types of assets and liabilities utilizing Level 3 valuations are certain MBSs and ABSs, certain corporate debt, certain private placement investments, certain mutual fund holdings, and certain derivatives, including embedded derivatives associated with living benefit contracts.

NATIONWIDE LIFE INSURANCE COMPANY AND SUBSIDIARIES

(a wholly-owned subsidiary of Nationwide Financial Services, Inc.)

Notes to Consolidated Financial Statements, Continued

December 31, 2008, 2007 and 2006

The following table summarizes assets and liabilities measured at fair value on a recurring basis as of December 31, 2008:

(in millions)	Level 1	Level 2	Level 3	Total
Assets
Investments:
Securities available-for-sale:
Fixed maturity securities:
U.S. Treasury securities and obligations of U.S. Government corporations and agencies	$561.3	$10.0	$—	$571.3
Obligations of states and political subdivisions	—	217.1	—	217.1
Debt securities issued by foreign governments	—	38.9	—	38.9
Corporate securities	—	10,135.7	1,220.8	11,356.5
Mortgage-backed securities	520.8	1,936.4	2,219.6	4,676.8
Asset-backed securities	—	1,218.4	1,168.2	2,386.6

Total fixed maturity securities	1,082.1	13,556.5	4,608.6	19,247.2
Equity securities	1.4	15.2	9.9	26.5

Total securities available-for-sale	1,083.5	13,571.7	4,618.5	19,273.7

Mortgage loans held for sale[1]	—	—	124.5	124.5
Short-term investments	36.2	2,744.7	—	2,780.9

Total investments	1,119.7	16,316.4	4,743.0	22,179.1

Cash	36.7	—	—	36.7
Derivative assets[2]	—	708.5	597.6	1,306.1
Separate account assets3.5	9,530.3	35,270.0	2,136.6	46,936.9

Total assets	$10,686.7	$52,294.9	$7,477.2	$70,458.8

Liabilities
Future policy benefits and claims[4]	$—	$—	$(1,739.7)	$(1,739.7)
Derivative liabilities[2]	(6.0)	(385.9)	(4.2)	(396.1)

Total liabilities	$(6.0)	$(385.9)	$(1,743.9)	$(2,135.8)

[1]	Carried at fair value as elected under SFAS 159.
[2]	Comprised of interest rate swaps, cross-currency interest rate swaps, credit default swaps, other non-hedging instruments, equity option contracts and interest rate futures contracts.
[3]	Comprised of public, privately registered and non-registered mutual funds and investments in securities.
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

[5]	The value of separate account liabilities is set to equal the fair value of separate account assets

NATIONWIDE LIFE INSURANCE COMPANY AND SUBSIDIARIES

(a wholly-owned subsidiary of Nationwide Financial Services, Inc.)

Notes to Consolidated Financial Statements, Continued

December 31, 2008, 2007 and 2006

The following table summarizes financial instruments for which the Company used significant unobservable inputs (Level 3) to determine fair value measurements for the year ended December 31, 2008:

		Net investment gains (losses)						Change in unrealized gains (losses) in earnings due to assets still held
(in millions)	Balance as of December 31, 2007	In earnings (realized and unrealized)[1]	In OCI (unrealized)[2]	Purchases, issuances, sales and settlements	Transfers in to Level 3	Transfers out of Level 3	Balance as of December 31, 2008
Assets
Investments:
Securities available-for-sale[3] :
Fixed maturity securities
Corporate securities	$1,429.5	$(179.4)	$(230.7)	$(360.3)	$816.6	$(254.9)	$1,220.8	$—
Mortgage-backed securities	176.6	(283.4)	(556.9)	(139.8)	3,029.4	(6.3)	2,219.6	—
Asset-backed securities	754.4	(382.4)	(539.0)	11.3	1,469.8	(145.9)	1,168.2	—

Total fixed maturity securities	2,360.5	(845.2)	(1,326.6)	(488.8)	5,315.8	(407.1)	4,608.6	—
Equity securities	1.4	(54.9)	(5.7)	28.7	40.4	—	9.9	—

Total securities available-for-sale	2,361.9	(900.1)	(1,332.3)	(460.1)	5,356.2	(407.1)	4,618.5	—
Mortgage loans held for sale	86.1	(49.3)	—	87.7	—	—	124.5	(49.3)
Short-term investments	371.9	—	—	—	—	(371.9)	—	—

Total investments	2,819.9	(949.4)	(1,332.3)	(372.4)	5,356.2	(779.0)	4,743.0	(49.3)

Derivative assets	166.6	405.4	4.4	21.2	—	—	597.6	394.0
Separate account assets4.6	2,258.3	310.1	—	509.4	16.8	(958.0)	2,136.6	333.9

Total assets	$5,244.8	$(233.9)	$(1,327.9)	$158.2	$5,373.0	$(1,737.0)	$7,477.2	$678.6

Liabilities
Future policy benefits and claims[5]	$(128.9)	$(1,602.1)	$—	$(8.7)	$—	$—	$(1,739.7)	$1,602.1
Derivative liabilities	(16.3)	3.9	—	8.2	—	—	(4.2)	(12.0)

Total liabilities	$(145.2)	$(1,598.2)	$—	$(0.5)	$—	$—	$(1,743.9)	$1,590.1

[1]	Includes gains and losses on sales of financial instruments, changes in market value of certain instruments and other-than-temporary impairments.
[2]	Includes changes in market value of certain instruments.
[3]

Includes non-investment grade collateralized mortgage obligations, MBSs and ABSs, ABS trust preferred notes, certain counterparty or internally priced securities, and securities that are at or near default based on designations assigned by the National Association of Insurance Commissioners (NAIC) (see Note 5 for a discussion of NAIC Designations). Equity securities represent holdings in non-registered mutual funds with significant unobservable inputs.

[4]

Comprised of non-registered mutual funds with significant unobservable and/or liquidity restrictions. The net unrealized investment loss on these non-registered mutual funds is attributable to contractholders and, therefore, is not included in the Company’s earnings.

[5]

Relates to GMAB, GMWB and EIA embedded derivatives associated with contracts with living benefit riders. Related derivatives are internally valued. The valuation of guaranteed minimum benefit embedded derivatives is based on capital market and actuarial risk assumptions, including risk margin considerations reflecting policyholder behavior. The Company uses observable inputs, such as published swap rates, in its capital market assumptions. Actuarial assumptions, including lapse behavior and mortality rates, are based on actual experience.

[6]	The value of separate account liabilities is set to equal the fair value of separate account assets

NATIONWIDE LIFE INSURANCE COMPANY AND SUBSIDIARIES

(a wholly-owned subsidiary of Nationwide Financial Services, Inc.)

Notes to Consolidated Financial Statements, Continued

December 31, 2008, 2007 and 2006

Transfers

The Company will review its fair value hierarchy classifications quarterly. Changes in observability of significant valuation inputs identified during these reviews may trigger reclassification of fair value hierarchy levels of financial assets and liabilities. These reclassifications will be reported as transfers in/out of Level 3 in the beginning of the period in which the change occurs. During 2008, certain of the Company’s investments in corporate securities, MBSs and ABSs were considered to be in inactive markets, due to concerns in the securities markets and resulting lack of liquidity. As a result, there have been significant changes in certain inputs which led to transfers into Level 3. During 2008, additional observable inputs were obtained on assets previously considered Level 3, which led to transfers out of that category.

Fair Value on a Nonrecurring Basis

The Company did not have any material assets or liabilities reported at fair value on a nonrecurring basis required to be disclosed under SFAS 157.

Financial Instruments Not Carried at Fair Value

SFAS No. 107, Disclosures about Fair Value of Financial Instruments (SFAS 107) requires additional disclosures of fair value information of financial instruments. The following include disclosures for the other financial instruments not carried at fair value and not included in the above SFAS 157 disclosure.

In estimating fair value for its SFAS 107 disclosures, the Company used the following methods and assumptions:

Mortgage loans on real estate, net: The fair values of mortgage loans on real estate are estimated using discounted cash flow analyses based on interest rates currently being offered for similar loans to borrowers with similar credit ratings. Loans with similar characteristics are aggregated for purposes of the calculations. Estimated fair value is based on the present value of expected future cash flows discounted at the loan’s effective market interest rate. In the current year, mortgage loans held for sale are included in the above SFAS 157 disclosure, as the Company elected to carry these assets at fair value under SFAS 159 (effective January 1, 2008).

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

Long-term debt: The fair values for senior notes are based on quoted market prices. The fair values of the junior subordinated debentures issued to a related party are based on quoted market prices of the capital securities of Nationwide Financial Services Capital Trust I (Trust I), which approximate the fair value of this obligation.

NATIONWIDE LIFE INSURANCE COMPANY AND SUBSIDIARIES

(a wholly-owned subsidiary of Nationwide Financial Services, Inc.)

Notes to Consolidated Financial Statements, Continued

December 31, 2008, 2007 and 2006

The following table summarizes the carrying values and estimated fair values of financial instruments subject to disclosure requirements as of December 31:

	2008		2007
(in millions)	Carrying value	Estimated fair value	Carrying value	Estimated fair value
Assets
Investments:
Mortgage loans on real estate, net	$7,065.4	$6,335.3	$7,615.4	$7,659.9
Policy loans	767.4	767.4	687.9	687.9

Liabilities
Investment contracts	(24,978.2)	(18,905.4)	(24,671.0)	(23,084.7)
Short-term debt	(249.7)	(249.7)	(285.3)	(285.3)
Long-term debt, payable to NFS	(700.0)	(568.7)	(700.0)	(751.3)

(5)	Derivative Financial Instruments

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

December 31, 2008, 2007 and 2006

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

Equity Market Risk Management

Asset fees calculated as a percentage of separate account assets are a significant source of revenue to the Company. As of December 31, 2008, approximately 71% of separate account assets were invested in equity mutual funds (approximately 82% as of December 31, 2007). Gains and losses in the equity markets result in corresponding increases and decreases in the Company’s separate account assets and asset fee revenue. In addition, a decrease in separate account assets may decrease the Company’s expectations of future profit margins due to a decrease in asset fee revenue and/or an increase in guaranteed contract claims, which also may require the Company to accelerate amortization of DAC.

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

December 31, 2008, 2007 and 2006

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

In an effort to mitigate this risk, the Company implemented a GMDB economic hedging program for certain new and existing business. Prior to implementation of the GMDB hedging program in 2000, the Company managed this risk primarily by entering into reinsurance arrangements. The GMDB economic hedging program is designed to offset changes in the economic value of the designated GMDB obligation. Currently the program shorts S&P 500 Index futures, which provides an offset to changes in the value of the designated obligation. The futures are not designated as hedges and, therefore, hedge accounting is not applied. The Company’s economic and accounting hedges are not perfectly offset. Therefore, the economic hedging activity is likely to lead to earnings volatility. As of December 31, 2008 and 2007, the Company’s net amount at risk was $8,718.7 million and $519.9 million before reinsurance, respectively, and $7,329.9 million and $317.2 million net of reinsurance, respectively. As of December 31, 2008 and 2007, the Company’s reserve for GMDB claims was $247.9 million and $38.9 million, respectively.

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

NATIONWIDE LIFE INSURANCE COMPANY AND SUBSIDIARIES

(a wholly-owned subsidiary of Nationwide Financial Services, Inc.)

Notes to Consolidated Financial Statements, Continued

December 31, 2008, 2007 and 2006

The Company’s living benefit riders represent an embedded derivative in a variable annuity contract that is required to be separated from, and valued apart from, the host variable annuity contract. The embedded derivatives are carried at fair value. Subsequent changes in the fair value of the embedded derivatives are recognized in earnings as a component of net realized investment gains and losses. The fair value of the embedded derivatives is calculated based on a combination of capital market and actuarial assumptions. Projections of cash flows inherent in the valuation of the embedded derivative incorporate numerous assumptions including, but not limited to, expectations of contractholder persistency, contractholder withdrawal patterns, risk neutral market returns, correlations of market returns and market return volatility. As of December 31, 2008 and 2007, the net balance of the embedded derivatives for living benefits was a liability of $1.70 billion and $91.9 million, respectively. The Company does not expect any meaningful level of claims under the living benefit features for several years and believes any such claims would be mitigated by its economic hedging program.

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

Quantitative Disclosure

Fair Value Hedges

During the years ended December 31, 2008, 2007 and 2006, a net gain of $8.3 million, a net loss of $2.4 million and a net gain of $2.9 million, respectively, were recognized in net realized investment gains and losses related to the ineffective portion of fair value hedging relationships. There were no gains or losses attributable to the portion of the derivative instruments’ changes in fair value excluded from the assessment of hedge effectiveness. There were also no gains or losses recognized in earnings as a result of hedged firm commitments no longer qualifying as fair value hedges.

Cash Flow Hedges

For the years ended December 31, 2008, 2007 and 2006, the ineffective portion of cash flow hedges was a net gain of $3.1 million, a net loss of $1.4 million and a net loss of $1.5 million, respectively. There were no net gains or losses attributable to the portion of the derivative instruments’ changes in fair value excluded from the assessment of hedge effectiveness.

NATIONWIDE LIFE INSURANCE COMPANY AND SUBSIDIARIES

(a wholly-owned subsidiary of Nationwide Financial Services, Inc.)

Notes to Consolidated Financial Statements, Continued

December 31, 2008, 2007 and 2006

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

During 2008, the Company did not discontinue any cash flow hedges because the original forecasted transaction was no longer probable. Additionally, no amounts were reclassified from AOCI into earnings due to the probability that a forecasted transaction would not occur.

Other Derivative Instruments, Including Embedded Derivatives

Net realized investment gains and losses for the years ended December 31, 2008, 2007 and 2006 included a net gain of $58.2 million, a net loss of $12.4 million and a net loss of $0.5 million, respectively, related to other derivative instruments, including embedded derivatives, not designated in hedging relationships. In addition, variable annuity contracts resulted in net losses of $442.5 million, $51.8 million, $11.4 million for the years ended December 31, 2008, 2007, and 2006, respectively, related to other derivative instruments, including embedded derivatives, not designated in hedging relationships.

For the years ended December 31, 2008, 2007 and 2006, net losses of $3.6 million, $0.5 million and $10.6 million, respectively, were recorded in net realized investment gains and losses reflecting the change in fair value of cross-currency interest rate swaps hedging variable rate MTNs denominated in foreign currencies. No additional net gains were recorded to reflect the change in spot rates of foreign currency denominated obligations during the year ended December 31, 2008 compared to none for the year ended December 31, 2007, and a net gain of $14.1 million for the year ended December 31, 2006.

The following table summarizes the notional amount of derivative financial instruments outstanding as of December 31:

(in millions)	2008	2007
Interest rate swaps:
Pay fixed/receive variable rate swaps hedging investments	$1,218.4	$1,692.9
Pay variable/receive fixed rate swaps hedging investments	924.5	21.0
Pay variable/receive variable rate swaps hedging liabilities	200.0	—
Pay fixed/receive variable rate swaps hedging liabilities	1,993.7	1,120.7
Pay variable/receive fixed rate swaps hedging liabilities	3,856.3	343.1
Cross-currency interest rate swaps:
Hedging foreign currency denominated investments	343.7	375.5
Hedging foreign currency denominated liabilities	463.4	1,144.1
Credit default swaps	271.2	300.3
Other non-hedging instruments	431.0	518.1
Equity option/futures contracts	3,675.3	2,361.8
Interest rate futures contracts	281.1	371.3

Total	$13,658.6	$8,248.8

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

NATIONWIDE LIFE INSURANCE COMPANY AND SUBSIDIARIES

(a wholly-owned subsidiary of Nationwide Financial Services, Inc.)

Notes to Consolidated Financial Statements, Continued

December 31, 2008, 2007 and 2006

Credit Derivatives

The Company enters into two distinct types of credit derivative contracts (or credit default swaps) which allows the Company to either sell or buy credit protection on a specific creditor or credit index. When the Company sells credit protection against a specific creditor or credit index to a counterparty, it receives periodic premium payments similar to the risk premium received on an equivalent maturity bond from the same creditor. In return, the Company agrees to provide for losses if a credit event occurs during the lifetime of the contract, by buying a pre-determined cash bond from the counterparty at face value. In such a contract, a credit event will be defined in the trade settlement documentation and may include, but not be limited to, creditor bankruptcy or restructuring. There are no recourse provisions associated with these contracts.

The Company had exposure to credit protection contracts for the years ended December 31, 2008, 2007 and 2006 and experienced losses of $18.8 million in 2008 and no losses in 2007 or 2006, on such contracts. The following table presents the Company’s outstanding exposure to credit protection contracts, all of which are related to corporate debt instruments, as of December 31, 2008 by contract maturity and industry exposure:

	Less than or equal to one year		One to three years		Three to five years		Total
(in millions)	Maximum potential risk	Estimated fair value	Maximum potential risk	Estimated fair value	Maximum potential risk	Estimated fair value	Maximum potential risk	Estimated fair value
Single sector exposure:
Consumer goods	$—	$—	$6.0	$(0.8)	$—	$—	$6.0	$(0.8)
Financial	—	—	35.0	(5.8)	13.0	(0.5)	48.0	(6.3)
Oil & gas pipelines	10.0	—	15.0	(0.8)	—	—	25.0	(0.8)
Services	—	—	—	—	35.0	(3.0)	35.0	(3.0)
Utilities	4.5	—	—	—	—	—	4.5	—

Total single sector exposure	14.5	—	56.0	(7.4)	48.0	(3.5)	118.5	(10.9)
Index exposure:
Corporate bonds	—	—	—	—	110.9	(0.3)	110.9	(0.3)

Total index exposure	—	—	—	—	110.9	(0.3)	110.9	(0.3)

Total	$14.5	$—	$56.0	$(7.4)	$158.9	$(3.8)	$229.4	$(11.2)

NATIONWIDE LIFE INSURANCE COMPANY AND SUBSIDIARIES

(a wholly-owned subsidiary of Nationwide Financial Services, Inc.)

Notes to Consolidated Financial Statements, Continued

December 31, 2008, 2007 and 2006

(6)	Investments

The following table summarizes the amortized cost, gross unrealized gains and losses, and estimated fair values of securities available-for-sale as of the dates indicated:

(in millions)	Amortized cost	Gross unrealized gains	Gross unrealized losses	Estimated fair value
December 31, 2008:
Fixed maturity securities:
U.S. Treasury securities and obligations of U.S. Government corporations	$77.3	$20.1	$—	$97.4
U. S. Government agencies[1]	384.6	89.3	—	473.9
Obligations of states and political subdivisions	223.0	1.5	7.4	217.1
Debt securities issued by foreign governments	33.9	5.0	—	38.9
Corporate securities
Public	8,042.9	85.4	1,040.3	7,088.0
Private	4,589.0	49.5	370.0	4,268.5
Mortgage-backed securities	5,248.2	68.2	639.6	4,676.8
Asset-backed securities	3,222.0	19.7	855.1	2,386.6

Total fixed maturity securities	21,820.9	338.7	2,912.4	19,247.2
Equity securities	30.9	0.7	5.1	26.5

Total securities available-for-sale	$21,851.8	$339.4	$2,917.5	$19,273.7

December 31, 2007:
Fixed maturity securities:
U.S. Treasury securities and obligations of U.S. Government corporations	$110.8	$14.3	$0.4	$124.7
U. S. Government agencies	406.1	61.2	—	467.3
Obligations of states and political subdivisions	245.3	1.6	2.7	244.2
Debt securities issued by foreign governments	40.0	2.5	0.1	42.4
Corporate securities
Public	8,253.8	133.4	161.6	8,225.6
Private	5,474.2	131.7	57.6	5,548.3
Mortgage-backed securities	5,855.9	31.3	98.4	5,788.8
Asset-backed securities	3,635.1	31.2	174.2	3,492.1

Total fixed maturity securities	24,021.2	407.2	495.0	23,933.4
Equity securities	69.6	4.8	1.5	72.9

Total securities available-for-sale	$24,090.8	$412.0	$496.5	$24,006.3

[1]	Includes $134.7 million of securities explicitly backed by the full faith and credit of the U.S. Government.

The market value of the Company’s general account investments may fluctuate significantly in response to changes in interest rates, investment quality ratings and credit spreads. While the Company has the ability and intent to hold available-for-sale debt securities in unrealized loss positions that are not other-than-temporarily impaired until recovery, it may experience realized investment losses to the extent its liquidity needs require the disposition of general account fixed maturity securities in unfavorable interest rate, liquidity or credit spread environments.

NATIONWIDE LIFE INSURANCE COMPANY AND SUBSIDIARIES

(a wholly-owned subsidiary of Nationwide Financial Services, Inc.)

Notes to Consolidated Financial Statements, Continued

December 31, 2008, 2007 and 2006

Debt securities accounted for under EITF 99-20 may experience other-than-temporary impairment in future periods in the event an adverse change in cash flows is anticipated or probable. Furthermore, equity securities may experience other-than-temporary impairment in the future based on the prospects for recovery in value in a reasonable period. In addition, debt securities may experience other-than-temporary impairment in the future based on the probability that that Company may not be able to receive all contractual payments when due.

The Company held securities issued by institutions in the financial sector with equity-type features, classified as fixed maturity, with estimated fair values of $634.2 million and $674.4 million, and gross unrealized losses of $366.6 million and $28.3 million, as of December 31, 2008 and December 31, 2007, respectively. Of these securities in an unrealized loss position as of December 31, 2008, $104.7 million, or 18%, were in an unrealized loss position for more than one year compared to $149.3 million, or 39%, as of December 31, 2007. As of December 31, 2008, the Company evaluates such securities for other-than-temporary impairment using the criteria of either a debt or an equity security depending on the facts and circumstances of the individual issuer.

The table below summarizes the amortized cost and estimated fair value of fixed maturity securities available-for-sale, by maturity, as of December 31, 2008. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

(in millions)	Amortized cost	Estimated fair value
Fixed maturity securities available-for-sale:
Due in one year or less	$1,086.7	$1,081.9
Due after one year through five years	6,697.6	6,173.1
Due after five years through ten years	2,704.5	2,537.5
Due after ten years	2,861.9	2,391.4

Subtotal	13,350.7	12,183.9
Mortgage-backed securities	5,248.2	4,676.7
Asset-backed securities	3,222.0	2,386.6

Total	$21,820.9	$19,247.2

The following table presents the components of net unrealized losses on securities available-for-sale as of December 31:

(in millions)	2008	2007
Net unrealized losses, before adjustments and taxes	$(2,578.1)	$(84.5)
Change in fair value attributable to fixed maturity securities designated in fair value hedging relationships	(57.8)	—

Total net unrealized losses, before adjustments and taxes	(2,635.9)	(84.5)
Adjustment to deferred policy acquisition costs	615.9	87.1
Adjustment to future policy benefits and claims	43.8	(77.7)
Deferred federal income tax benefit	691.7	26.1

Net unrealized losses	$(1,284.5)	$(49.0)

NATIONWIDE LIFE INSURANCE COMPANY AND SUBSIDIARIES

(a wholly-owned subsidiary of Nationwide Financial Services, Inc.)

Notes to Consolidated Financial Statements, Continued

December 31, 2008, 2007 and 2006

The following table presents an analysis of the net increase in net unrealized (losses) gains on securities available-for-sale before adjustments and taxes for the years ended December 31:

(in millions)	2008	2007	2006
Fixed maturity securities	$(2,485.9)	$(166.0)	$(161.0)
Equity securities	(7.7)	(2.6)	(1.1)

Net increase	$(2,493.6)	$(168.6)	$(162.1)

NATIONWIDE LIFE INSURANCE COMPANY AND SUBSIDIARIES

(a wholly-owned subsidiary of Nationwide Financial Services, Inc.)

Notes to Consolidated Financial Statements, Continued

December 31, 2008, 2007 and 2006

For securities available-for-sale as of the dates indicated, the following table summarizes the Company’s gross unrealized losses based on the amount of time each type of security has been in an unrealized loss position:

	Less than or equal to one year		More than one year		Total
(in millions)	Estimated fair value	Gross unrealized losses	Estimated fair value	Gross unrealized losses	Estimated fair value	Gross unrealized losses
December 31, 2008:
Fixed maturity securities:
Obligations of states and political subdivisions	$94.9	$3.5	$29.3	$3.9	$124.2	$7.4
Corporate securities
Public	3,678.8	700.8	1,233.6	339.5	4,912.4	1,040.3
Private	2,108.1	262.1	838.6	107.9	2,946.7	370.0
Mortgage-backed securities	592.1	149.1	1,694.3	490.6	2,286.4	639.7
Asset-backed securities	1,026.9	248.6	1,171.4	606.4	2,198.3	855.0

Total fixed maturity securities	7,500.8	1,364.1	4,967.2	1,548.3	12,468.0	2,912.4
Equity securities	11.2	4.9	3.4	0.2	14.6	5.1

Total	$7,512.0	$1,369.0	$4,970.6	$1,548.5	$12,482.6	$2,917.5

% of total gross unrealized losses		47%		53%

December 31, 2007:
Fixed maturity securities:
U.S. Treasury securities and obligations of U.S. Government corporations	$16.4	$0.4	$2.6	$—	$19.0	$0.4
U.S. Government agencies	—	—	13.9	—	13.9	—
Obligations of states and political subdivisions	15.4	0.1	149.6	2.6	165.0	2.7
Debt securities issued by foreign governments	11.5	0.1	—	—	11.5	0.1
Corporate securities
Public	2,354.0	95.2	1,966.8	66.4	4,320.8	161.6
Private	680.6	17.1	1,814.7	40.5	2,495.3	57.6
Mortgage-backed securities	1,227.8	23.7	2,466.4	74.7	3,694.2	98.4
Asset-backed securities	1,453.8	127.1	1,078.1	47.1	2,531.9	174.2

Total fixed maturity securities	5,759.5	263.7	7,492.1	231.3	13,251.6	495.0
Equity securities	17.1	1.5	0.1	—	17.2	1.5

Total	$5,776.6	$265.2	$7,492.2	$231.3	$13,268.8	$496.5

% of total gross unrealized losses		53%		47%

NATIONWIDE LIFE INSURANCE COMPANY AND SUBSIDIARIES

(a wholly-owned subsidiary of Nationwide Financial Services, Inc.)

Notes to Consolidated Financial Statements, Continued

December 31, 2008, 2007 and 2006

The Company has fixed maturity securities that have been in an unrealized loss position for more than one year that are not other-than-temporarily impaired. The Company reviews assets in unrealized loss positions and evaluates whether or not the losses are other-than-temporary. Many criteria are considered during this process including, but not limited to, specific credit issues and financial prospects related to the issuer, the quality of the underlying collateral, management’s intent and ability to hold the security until recovery, current economic conditions that could affect the creditworthiness of the issuer in the future, the current fair value as compared to the amortized cost of the security, the extent and duration of the unrealized loss, and the rating of the affected security.

As of December 31, 2008, fixed maturity securities that have been in an unrealized loss position for more than one year totaled $1.55 billion, or 53% of the Company’s total unrealized losses on fixed maturity securities. Of this total, $1.31 billion, or 85%, were classified as investment grade securities, as defined by the National Association of Insurance Commissioners (NAIC).

As of December 31, 2008, 1,913, or 65%, of the Company’s investments in fixed maturity securities were in an unrealized loss position, in comparison to 1,725, or 53%, as of December 31, 2007.

The majority of the increases in the Company’s unrealized losses from December 31, 2007 to 2008 were attributable to corporate securities, MBSs and ABSs. These increased unrealized loss positions primarily were driven by the combined impact of volatility in investment quality ratings and credit spreads, illiquid markets, and interest rate movements. In particular, exposure to the financial sector, including through structured securities such as trust preferred, collateralized loan obligations and collateralized debt obligations, have been significantly affected by negative circumstances in those sectors. It is reasonably possible that further declines in estimated fair values of such investments, or changes in assumptions or estimates of anticipated recoveries and/or cash flows, may cause further other-than-temporary impairments in the near term, which could be significant.

NATIONWIDE LIFE INSURANCE COMPANY AND SUBSIDIARIES

(a wholly-owned subsidiary of Nationwide Financial Services, Inc.)

Notes to Consolidated Financial Statements, Continued

December 31, 2008, 2007 and 2006

For fixed maturity securities available-for-sale, the following tables summarize as of the dates indicated the Company’s gross unrealized loss position categorized as investment grade vs. non-investment grade, as defined by the NAIC, for the period of time indicated, and based on the ratio of estimated fair value to amortized cost (in millions):

	Period of time for which unrealized loss has existed as of December 31, 2008
	Investment Grade			Non-Investment Grade			Total
Ratio of estimated fair value to amortized cost	Less than or equal to one year	More than one year	Total	Less than or equal to one year	More than one year	Total	Less than or equal to one year	More than one year	Total
Corporate securities - public and private
99.9% - 95.0%	$50.0	$16.4	$66.4	$1.7	$0.1	$1.8	$51.7	$16.5	$68.2
94.9% - 90.0%	94.0	28.3	122.3	5.2	6.2	11.4	99.2	34.5	133.7
89.9% - 85.0%	82.8	32.2	115.0	7.9	7.3	15.2	90.7	39.5	130.2
84.9% - 80.0%	94.1	27.2	121.3	14.5	7.1	21.6	108.6	34.3	142.9
Below 80.0%	453.1	150.5	603.6	159.6	172.1	331.7	612.7	322.6	935.3

Total	774.0	254.6	1,028.6	188.9	192.8	381.7	962.9	447.4	1,410.3

Mortgage-backed securities
99.9% - 95.0%	1.1	2.9	4.0	—	—	—	1.1	2.9	4.0
94.9% - 90.0%	5.7	14.4	20.1	0.1	—	0.1	5.8	14.4	20.2
89.9% - 85.0%	13.8	23.9	37.7	5.7	—	5.7	19.5	23.9	43.4
84.9% - 80.0%	14.0	40.0	54.0	17.1	10.0	27.1	31.1	50.0	81.1
Below 80.0%	91.5	377.4	468.9	—	22.0	22.0	91.5	399.4	490.9

Total	126.1	458.6	584.7	22.9	32.0	54.9	149.0	490.6	639.6

Asset-backed securities
99.9% - 95.0%	4.9	2.0	6.9	0.4	—	0.4	5.3	2.0	7.3
94.9% - 90.0%	15.5	18.6	34.1	1.0	—	1.0	16.5	18.6	35.1
89.9% - 85.0%	23.3	27.5	50.8	0.3	0.8	1.1	23.6	28.3	51.9
84.9% - 80.0%	15.3	33.7	49.0	0.1	1.0	1.1	15.4	34.7	50.1
Below 80.0%	171.0	513.0	684.0	16.9	9.8	26.7	187.9	522.8	710.7

Total	230.0	594.8	824.8	18.7	11.6	30.3	248.7	606.4	855.1

Other fixed maturity securities[1]
99.9% - 95.0%	1.3	—	1.3	—	—	—	1.3	—	1.3
94.9% - 90.0%	2.2	—	2.2	—	—	—	2.2	—	2.2
89.9% - 85.0%	—	3.9	3.9	—	—	—	—	3.9	3.9
84.9% - 80.0%	—	—	—	—	—	—	—	—	—
Below 80.0%	—	—	—	—	—	—	—	—	—

Total	3.5	3.9	7.4	—	—	—	3.5	3.9	7.4

Total fixed maturity securities available-for-sale
99.9% - 95.0%	57.3	21.3	78.6	2.1	0.1	2.2	59.4	21.4	80.8
94.9% - 90.0%	117.4	61.3	178.7	6.3	6.2	12.5	123.7	67.5	191.2
89.9% - 85.0%	119.9	87.5	207.4	13.9	8.1	22.0	133.8	95.6	229.4
84.9% - 80.0%	123.4	100.9	224.3	31.7	18.1	49.8	155.1	119.0	274.1
Below 80.0%	715.6	1,040.9	1,756.5	176.5	203.9	380.4	892.1	1,244.8	2,136.9

Total	$1,133.6	$1,311.9	$2,445.5	$230.5	$236.4	$466.9	$1,364.1	$1,548.3	$2,912.4

[1]        Includes U.S. Treasury securities, obligations of U.S. Government corporations, U.S. Government agency securities, obligations of state and political subdivisions, and debt issued by foreign governments.

NATIONWIDE LIFE INSURANCE COMPANY AND SUBSIDIARIES

(a wholly-owned subsidiary of Nationwide Financial Services, Inc.)

Notes to Consolidated Financial Statements, Continued

December 31, 2008, 2007 and 2006

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

Other fixed maturity securities[1]
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

NATIONWIDE LIFE INSURANCE COMPANY AND SUBSIDIARIES

(a wholly-owned subsidiary of Nationwide Financial Services, Inc.)

Notes to Consolidated Financial Statements, Continued

December 31, 2008, 2007 and 2006

As of December 31, 2008, 27% of the Company’s investments in an unrealized loss position had ratios of estimated fair value to amortized cost of at least 80%. In addition, 84% of the Company’s investments in an unrealized loss position were classified as investment grade, as defined by the NAIC. Of the Company’s investments in unrealized loss positions classified as non-investment grade, 49% have been in an unrealized loss position for less than one year.

The NAIC assigns securities quality ratings and uniform valuations (called NAIC Designations), which are used by insurers when preparing their annual statements. For most securities, NAIC ratings are derived from ratings received from nationally recognized rating agencies. The NAIC also assigns ratings to securities that do not receive public ratings. The designations assigned by the NAIC range from class 1 (highest quality) to class 6 (lowest quality). Of the Company’s general account fixed maturity securities, 92% and 94% were in the two highest NAIC Designations as of December 31, 2008 and 2007, respectively.

The following table shows the equivalent ratings between the NAIC and nationally recognized rating agencies and summarizes the credit quality, as determined by NAIC Designation, of the Company’s general account fixed maturity securities portfolio as of December 31:

(in millions)		2008		2007
NAIC designation[1]	Rating agency equivalent designation[2]	Amortized cost	Estimated fair value	Amortized cost	Estimated fair value
1	Aaa/Aa/A	$13,870.1	$12,497.7	$16,765.5	$16,662.7
2	Baa	5,961.0	5,210.2	5,730.3	5,784.3
3	Ba	1,192.9	953.8	1,101.6	1,078.3
4	B	529.7	366.5	325.0	316.8
5	Caa and lower	166.9	128.9	60.2	52.7
6	In or near default	100.3	90.1	38.6	38.6

	Total	$21,820.9	$19,247.2	$24,021.2	$23,933.4

1        NAIC Designations are assigned at least annually. Some designations for securities shown have been assigned to securities not yet assigned an NAIC Designation in a manner approximating equivalent public rating categories.

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

NATIONWIDE LIFE INSURANCE COMPANY AND SUBSIDIARIES

(a wholly-owned subsidiary of Nationwide Financial Services, Inc.)

Notes to Consolidated Financial Statements, Continued

December 31, 2008, 2007 and 2006

The Company’s investments in MBSs and ABSs include securities that are supported by Alt-A and Sub-prime collateral. The Company considers Alt-A collateral to be mortgages whose underwriting standards do not qualify the mortgage for regular conforming or jumbo loan programs. Typical underwriting characteristics that cause a mortgage to fall into the Alt-A classification may include, but are not limited to, inadequate loan documentation of a borrower’s financial information, debt-to-income ratios above normal lending limits, loan-to-value ratios above normal lending limits that do not have primary mortgage insurance, a borrower who is a temporary resident, and loans securing non-conforming types of real estate. Alt-A mortgages are generally issued to borrowers having higher Fair Isaac Credit Organization (FICO) scores, and the lender typically issues a slightly higher interest rate for such mortgages. The Company considers Sub-prime collateral to be mortgages that are first-lien mortgage loans issued to Sub-prime borrowers, as demonstrated by recent delinquent rent or housing payments or substandard FICO scores. Second-lien mortgage loans are also considered Sub-prime. The amortized cost and estimated fair value of the Company’s investments in securities containing Alt-A collateral totaled $1,718.7 million and $1,335.8 million, respectively, and the amortized cost and estimated fair value of the Company’s investments in securities containing Sub-prime collateral totaled $612.7 million and $480.2 million, respectively. As of December 31, 2008, 75% and 84% of securities containing Alt-A and Sub-prime collateral, respectively, were rated AA or better. In addition, 68% and 76% of Alt-A and Sub-prime collateral, respectively, was originated in 2005 or earlier.

In addition, recent market activity has negatively impacted the Company’s investments in commercial mortgage-backed securities (CMBS). These investments in CMBS are generally characterized by securities that are collateralized by static, heterogeneous pools of mortgages on commercial real estate properties. Deals are generally diversified across property types, geography, borrowers, tenants, loan size, coupon and vintages. As of December 31, 2008, the amortized cost and estimated fair value of the Company’s investments in CMBS totaled $1.26 billion and $853.0 million, respectively, while the December 31, 2007 amortized cost was $1.10 billion and estimated fair value was $1.08 billion.

Proceeds from the sale of securities available-for-sale during 2008, 2007 and 2006 were $4.19 billion, $4.65 billion and $2.27 billion, respectively. During 2008, gross gains of $32.9 million ($70.0 million and $61.6 million in 2007 and 2006, respectively) and gross losses of $23.9 million ($70.2 million and $64.1 million in 2007 and 2006, respectively) were realized on those sales.

Real estate held for use was $9.8 million and $17.8 million as of December 31, 2008 and 2007, respectively. These assets are carried at cost less accumulated depreciation, which was $2.1 million and $3.6 million as of December 31, 2008 and 2007, respectively. The carrying value of real estate held for sale was $6.8 million as of December 31, 2008 (compared to no real estate held for sale as of December 31, 2007.)

The Company grants mainly commercial mortgage loans on real estate to customers throughout the U.S. As of December 31, 2008, the Company’s largest exposure to any single borrower, region and property type was 2%, 23% and 34%, respectively, of the Company’s general account mortgage loan portfolio, compared to 2%, 24% and 33%, respectively, as of December 31, 2007.

As of December 31, 2008 and 2007, the carrying value of commercial mortgage loans on real estate considered specifically impaired was $35.4 million and $7.4 million, respectively, for which a $13.6 million and $3.0 million valuation allowance had been established, respectively. No valuation allowance exists for collateral dependent commercial mortgage loans for which the fair value of the collateral is estimated to be greater than the carrying value.

NATIONWIDE LIFE INSURANCE COMPANY AND SUBSIDIARIES

(a wholly-owned subsidiary of Nationwide Financial Services, Inc.)

Notes to Consolidated Financial Statements, Continued

December 31, 2008, 2007 and 2006

The following table summarizes activity in the valuation allowance account for mortgage loans on real estate for the years ended December 31:

(in millions)	2008	2007	2006
Allowance, beginning of period	$23.1	$34.3	$31.1
Net change in allowance	16.4	(11.2)	3.2

Allowance, end of period	$39.5	$23.1	$34.3

The Company has securitized commercial mortgage loans on real estate to third parties. The Company, as the transferor, has continuing involvement in these loans which consists of receiving servicing fees on loans which the Company has transferred.

The Company did not participate in any securitization arrangements during 2008. During 2008, the Company received $0.6 million in servicing fees related to financial assets where there is a continuing involvement from the securitization of commercial mortgage loans on real estate. During 2007, the Company received proceeds of $928.0 million from the securitization of commercial mortgage loans on real estate to third parties, experienced realized losses of $7.3 million on these loans, and received $0.7 million in servicing fees related to loans securitized in 2007 and before. During 2006, the Company received proceeds of $545.0 million from the securitization of commercial mortgage loans on real estate to third parties, experienced realized gains of $5.3 million on these loans, and received $0.4 million in servicing fees related to loans securitized in 2006 and before.

The Company provides a representations and warranties letter to the transferee for each securitization arrangement. If it is found that the Company has made a misrepresentation, it could be required to provide financial support to the transferee or its beneficial interest holders. In 2008 and 2007, the Company was not required to provide any financial or other support that it was not previously contractually required to provide to the transferee or its beneficial interest holders.

The following table summarizes net realized investment (losses) gains from continuing operations by source for the years ended December 31:

(in millions)	2008	2007	2006
Total realized gains on sales, net of hedging losses	$1.9	$65.4	$88.8
Total realized losses on sales, net of hedging gains	(93.1)	(79.9)	(64.8)
Total other-than-temporary and other investment impairments	(1,051.4)	(116.4)	(17.1)
Credit default swaps	(9.8)	(7.5)	(1.1)
Derivatives and embedded derivatives associated with living benefit contracts	(500.7)	(26.7)	—
Derivatives associated with death benefits contracts	109.4	—	—
Other derivatives	104.4	(1.1)	1.3

Net realized investment (losses) gains	$(1,439.3)	$(166.2)	$7.1

NATIONWIDE LIFE INSURANCE COMPANY AND SUBSIDIARIES

(a wholly-owned subsidiary of Nationwide Financial Services, Inc.)

Notes to Consolidated Financial Statements, Continued

December 31, 2008, 2007 and 2006

The following table summarizes other-than-temporary and other investment impairments by asset type for the years ended December 31:

(in millions)	2008	2007	2006
Fixed maturity securities:
Corporate securities
Public	$191.1	$10.5	$4.6
Private	77.0	62.7	0.5
Mortgage-backed securities	313.5	—	—
Asset-backed securities	392.4	35.1	2.1

Total fixed maturity securities	974.0	108.3	7.2

Equity securities	60.2	—	—
Other	17.2	8.1	9.9

Total other-than-temporary and other investment impairments	$1,051.4	$116.4	$17.1

The following table summarizes net investment income from continuing operations by investment type for the years ended December 31:

(in millions)	2008	2007	2006
Securities available-for-sale:
Fixed maturity securities	$1,334.5	$1,370.5	$1,419.2
Equity securities	4.9	4.0	2.6
Mortgage loans on real estate	459.3	512.6	535.4
Short-term investments	16.1	28.7	47.3
Other	(74.3)	124.3	120.9

Gross investment income	1,740.5	2,040.1	2,125.4
Less investment expenses	53.5	64.3	66.9

Net investment income	$1,687.0	$1,975.8	$2,058.5

Fixed maturity securities with an amortized cost of $15.0 million and $8.3 million as of December 31, 2008 and 2007, respectively, were on deposit with various regulatory agencies as required by law.

The Company, through an agent, lends certain portfolio holdings and in turn receives cash collateral with the objective of increasing the yield on its investments. The cash collateral is invested in high-quality, short-term and long-term investments. The Company’s policy requires the maintenance of collateral of a minimum of 102% of the fair value of the securities loaned. Net returns on the investments, after payment of a rebate to the borrower, are shared between the Company and its agent. Both the borrower and the Company can request or return the loaned securities at any time. The Company maintains ownership of the loaned securities at all times and is entitled to receive from the borrower any payments for interest or dividends received on such securities during the loan term. In 2008, the Company recognized loaned securities as part of its investments available-for-sale. The Company also recognizes the short-term and other long-term investments acquired with the cash collateral and its obligation to return such collateral to the borrower in short-term and other long-term investments and other liabilities, respectively.

NATIONWIDE LIFE INSURANCE COMPANY AND SUBSIDIARIES

(a wholly-owned subsidiary of Nationwide Financial Services, Inc.)

Notes to Consolidated Financial Statements, Continued

December 31, 2008, 2007 and 2006

As of December 31, 2008 and 2007, the Company had received $378.3 million and $551.9 million, respectively, of cash collateral on securities lending. The Company had not received any non-cash collateral on securities lending as of December 31, 2008 and 2007. As of December 31, 2008 and 2007, the Company had loaned securities with a fair value of $367.2 million and $541.2 million, respectively.

As of December 31, 2008 and 2007, the Company had received $1,022.5 million and $245.4 million, respectively, of cash for derivative collateral, which is in turn invested in short-term investments. The Company also held $35.4 million and $18.5 million of securities as off-balance sheet collateral on derivative transactions as of December 31, 2008 and 2007, respectively. As of December 31, 2008, the Company had pledged fixed maturity securities with a fair value of $24.5 million as collateral to various derivative counterparties compared to $18.8 million as of December 31, 2007.

(7)	Deferred Policy Acquisition Costs

The following table presents a reconciliation of DAC for the years ended December 31:

(in millions)	2008	2007
Balance at beginning of period	$3,997.4	$3,758.0
Capitalization of DAC	572.2	612.5
Amortization of DAC	(674.5)	(368.5)
Adjustments to unrealized gains and losses on securities available-for-sale and other	528.8	4.4
Cumulative effect of adoption of accounting principle	—	(9.0)

Balance at end of period	$4,423.9	$3,997.4

See Note 2(f) for information on the Company’s DAC policies.

NATIONWIDE LIFE INSURANCE COMPANY AND SUBSIDIARIES

(a wholly-owned subsidiary of Nationwide Financial Services, Inc.)

Notes to Consolidated Financial Statements, Continued

December 31, 2008, 2007 and 2006

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

December 31, 2008, 2007 and 2006

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

The following table summarizes the account values and net amount at risk, net of reinsurance, for variable annuity contracts with guarantees invested in both general and separate accounts as of December 31:

	2008			2007
(in millions)	Account value	Net amount at risk[1]	Wtd. avg. attained age	Account value	Net amount at risk[1]	Wtd. avg. attained age
GMDB:
Return of premium	$5,991.9	$440.6	60	$9,082.6	$18.7	59
Reset	12,468.7	2,468.0	64	17,915.0	61.1	63
Ratchet	12,352.3	3,767.2	67	15,789.2	132.2	66
Rollup	277.1	25.7	72	467.0	8.4	71
Combo	1,704.1	621.2	69	2,555.5	47.0	68

Subtotal	32,794.1	7,322.7	65	45,809.3	267.4	64
Earnings enhancement	333.5	7.2	63	519.2	49.8	62

Total - GMDB	$33,127.6	$7,329.9	65	$46,328.5	$317.2	64

GMAB[2] :
5 Year	$2,867.6	$499.0	N/A	$2,985.6	$4.6	N/A
7 Year	2,265.9	482.9	N/A	2,644.1	6.2	N/A
10 Year	677.9	132.2	N/A	927.3	1.3	N/A

Total - GMAB	$5,811.4	$1,114.1	N/A	$6,557.0	$12.1	N/A

GMIB[3] :
Ratchet	$244.7	$5.6	N/A	$425.2	$—	N/A
Rollup	659.5	1.3	N/A	1,119.9	—	N/A
Combo	0.1	—	N/A	0.3	—	N/A

Total - GMIB	$904.3	$6.9	N/A	$1,545.4	$—	N/A

GLWB:
L.inc	$3,320.8	$571.5	N/A	$2,865.8	$—	N/A

[1]

Net amount at risk is calculated on a seriatum basis and equals the respective guaranteed benefit less the account value (or zero if the account value exceeds the guaranteed benefit). As it relates to GMIB, net amount at risk is calculated as if all policies were eligible to annuitize immediately, although all GMIB options have a waiting period of at least 7 years from issuance.

[2]	GMAB contracts with the hybrid GMAB/GLWB rider had account values of $4.59 billion and $4.77 billion as of December 31, 2008 and 2007, respectively.
[3]	The weighted average period remaining until expected annuitization is not meaningful and has not been presented because there is currently no material GMIB exposure.

Net amount at risk is highly sensitive to changes in financial market movements. The increase in net amount at risk during 2008 is primarily due to declines in the financial markets. See Note 5 – Equity Market Risk Management for a discussion of the Company’s risk management practices with respect to declining financial market exposure and related reserve balances.

NATIONWIDE LIFE INSURANCE COMPANY AND SUBSIDIARIES

(a wholly-owned subsidiary of Nationwide Financial Services, Inc.)

Notes to Consolidated Financial Statements, Continued

December 31, 2008, 2007 and 2006

The following table summarizes account balances of variable annuity contracts that were invested in separate accounts as of December 31:

(in millions)	2008	2007
Mutual funds:
Bond	$4,350.2	$5,143.6
Domestic equity	18,572.8	31,217.7
International equity	2,412.7	3,987.3

Total mutual funds	25,335.7	40,348.6
Money market funds	2,132.6	1,728.2

Total	$27,468.3	$42,076.8

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

The following assumptions and methodology were used to determine the GMDB claim reserves as of December 31, 2008 and 2007:

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

NATIONWIDE LIFE INSURANCE COMPANY AND SUBSIDIARIES

(a wholly-owned subsidiary of Nationwide Financial Services, Inc.)

Notes to Consolidated Financial Statements, Continued

December 31, 2008, 2007 and 2006

(9)	Short-Term Debt

The following table summarizes short-term debt as of December 31:

(in millions)	2008	2007
$800.0 million commercial paper program	$149.9	$199.7
$350.0 million securities lending program facility	99.8	85.6

Total short-term debt	$249.7	$285.3

The Company has available as a source of funds a $1.00 billion revolving variable rate credit facility entered into by NFS, NLIC and NMIC with a group of national financial institutions. The facility provides for several and not joint liability with respect to any amount drawn by any party. The facility provides covenants, including, but not limited to, requirements that the Company’s debt not exceed 40% of tangible net worth, as defined, and that NLIC maintain statutory surplus, as defined, in excess of $1.67 billion. As of December 31, 2008, the Company and NLIC were in compliance with all covenants. NLIC and NMIC had no amounts outstanding under this agreement as of December 31, 2008 and 2007. NLIC also has an $800.0 million commercial paper program and is required to maintain an available credit facility equal to 50% of any amounts outstanding under the commercial paper program. Therefore, borrowing capacity under the aggregate $1.00 billion revolving credit facility is reduced by 50% of any amounts outstanding under the commercial paper program. NLIC had $149.9 million of commercial paper outstanding at December 31, 2008 at a weighted average interest rate of 2.07% and $199.7 million at a weighted average interest rate of 4.39% at December 31, 2007.

NLIC has entered into an agreement with its custodial bank to borrow against the cash collateral that is posted in connection with its securities lending program. This is an uncommitted facility contingent on the liquidity of the securities lending program. The borrowing facility was established to fund commercial mortgage loans that were originated with the intent of sale through securitization. The maximum amount available under the agreement is $350.0 million. The borrowing rate on this program is equal to one-month U.S. LIBOR (0.44% and 4.60% as of December 31, 2008 and 2007, respectively). NLIC had $99.8 million and $85.6 million outstanding under this agreement as of December 31, 2008 and 2007, respectively. As of December 31, 2008, the Company had not provided any guarantees on such borrowings, either directly or indirectly.

The Company paid interest on short-term debt totaling $8.3 million, $15.0 million and $11.7 million in 2008, 2007 and 2006, respectively.

(10)	Long-Term Debt

The following table summarizes surplus notes payable to NFS as of December 31:

(in millions)	2008	2007
8.15% surplus note, due June 27, 2032	$300.0	$300.0
7.50% surplus note, due December 17, 2031	300.0	300.0
6.75% surplus note, due December 23, 2033	100.0	100.0

Total long-term debt	$700.0	$700.0

The Company made interest payments to NFS on surplus notes totaling $53.7 million in 2008, 2007 and 2006. Payments of interest and principal under the notes require the prior approval of the Ohio Department of Insurance (ODI).

NATIONWIDE LIFE INSURANCE COMPANY AND SUBSIDIARIES

(a wholly-owned subsidiary of Nationwide Financial Services, Inc.)

Notes to Consolidated Financial Statements, Continued

December 31, 2008, 2007 and 2006

(11)	Federal Income Taxes

In 2008, NFS will file a life/non-life federal income tax return with all of its eligible downstream subsidiaries. Effective January 1, 2009, pursuant to the merger agreement dated August 6, 2008 whereby NMIC and its affiliates purchased all of the NFS common stock they did not already own, Nationwide Corp. will own more than 80% of the value of NFS, meeting the requirements for NFS to join the NMIC consolidated federal income tax return. However, the life insurance company subsidiaries will not be eligible to join the NMIC consolidated federal income tax return until 2014. The members of the NFS consolidated federal income tax return group participate in a tax sharing arrangement, which uses a consolidated approach in allocating the amount of current and deferred expense to the separate financial statements of a subsidiary. This approach provides for a current tax benefit to the subsidary for losses that are utilized in the consoldiated tax return.

The following table summarizes the tax effects of temporary differences that give rise to significant components of the net deferred tax (asset) liability as of December 31:

(in millions)	2008	2007
Deferred tax assets:
Future policy benefits and claims	$881.0	$622.0
Securities available-for-sale	737.4	83.8
Derivatives	229.7	—
Other	238.3	129.4

Gross deferred tax assets	2,086.4	835.2
Less valuation allowance	(7.0)	(7.0)

Deferred tax assets, net of valuation allowance	2,079.4	828.2

Deferred tax liabilities:
Deferred policy acquisition costs	1,249.4	1,112.6
Derivatives	—	15.6
Other	188.4	115.2

Gross deferred tax liabilities	1,437.8	1,243.4

Net deferred tax (asset) liability	$(641.6)	$415.2

In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion of the total gross deferred tax assets will not be realized. Future taxable amounts or recovery of federal income taxes paid within the statutory carryback period can offset nearly all future deductible amounts. The valuation allowance was unchanged during 2008, 2007 and 2006. No additional valuation allowances are required to be recognized as the Company has prudent and feasible tax planning strategies that would, if necessary, be implemented to utilize deferred tax assets.

The Company’s current federal income tax asset was $127.2 million and $12.7 million as of December 31, 2008 and 2007, respectively.

Total federal income taxes (refunded) paid were $(46.1) million, $99.1 million and $(4.3) million during the years ended December 31, 2008, 2007 and 2006, respectively.

As of December 31, 2008, the Company has $38.9 million of capital loss carryforwards that can carry forward for five tax years and are expected to be fully utilized. In addition, the Company has $41.9 million in low income housing credit carryforwards which can be carried forward for twenty years. The Company expects that they will be fully utilized. The Company has $56.5 million in Alternative Minimum Tax (AMT) credit carryforwards, which can be carried forward until utilized. The Company expects to fully realize the AMT credits in the future.

NATIONWIDE LIFE INSURANCE COMPANY AND SUBSIDIARIES

(a wholly-owned subsidiary of Nationwide Financial Services, Inc.)

Notes to Consolidated Financial Statements, Continued

December 31, 2008, 2007 and 2006

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

In addition, during 2008, the Company recorded $12.7 million of net federal income tax expense adjustments primarily related to differences between the 2007 estimated tax liability and the amounts expected to be reported on the Company’s 2007 tax returns when filed. These changes in estimates primarily were driven by the Company’s separate account DRD.

During the second quarter of 2007, the Company recorded $6.8 million of net federal income tax expense adjustments primarily related to differences between the 2006 estimated tax liability and the amounts the Company reported on its 2006 tax returns. The Company recorded an additional $1.5 million and $0.2 million of such adjustments during the third and fourth quarters of 2007, respectively.

Through June 2006, the Company’s federal income tax returns for tax years 2000-2002 were under IRS examination pursuant to a routine audit. In accordance with its regular practice, management established tax reserves based on the current facts and circumstances regarding each tax exposure item for which the ultimate deductibility is open to interpretation. These reserves are reviewed regularly and are adjusted as events occur that management believes impacts the Company’s liability for additional taxes, such as lapsing of applicable statutes of limitations; conclusion of tax audits or substantial agreement on the deductibility/non-deductibility of uncertain items; additional exposure based on current calculations; identification of new issues; release of administrative guidance; or rendering of a court decision affecting a particular tax issue. A significant component of the Company’s tax reserve as of December 31, 2005 was related to the separate account dividends received deduction (DRD). See “Tax Matters” in Note 15 for more information regarding DRD.

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

The following table summarizes federal income tax (benefit) expense attributable to (loss) income from continuing operations for the years ended December 31:

(in millions)	2008	2007	2006
Current	$(135.5)	$106.5	$(61.8)
Deferred	(398.8)	22.0	90.5

Federal income tax (benefit) expense	$(534.3)	$128.5	$28.7

NATIONWIDE LIFE INSURANCE COMPANY AND SUBSIDIARIES

(a wholly-owned subsidiary of Nationwide Financial Services, Inc.)

Notes to Consolidated Financial Statements, Continued

December 31, 2008, 2007 and 2006

Total federal income tax (benefit) expense differs from the amount computed by applying the U.S. federal income tax rate to (loss) income from continuing operations before federal income tax (benefit) expense as follows for the years ended December 31:

	2008		2007		2006
(dollars in millions)	Amount	%	Amount	%	Amount	%
Computed tax (benefit) expense	$(477.4)	35.0	$204.0	35.0	$226.8	35.0
DRD	(36.7)	2.7	(61.0)	(10.5)	(67.5)	(10.4)
Reserve release	—	—	—	—	(110.9)	(17.1)
Other, net	(20.2)	1.5	(14.5)	(2.4)	(19.7)	(3.1)

Total	$(534.3)	39.2	$128.5	22.1	$28.7	4.4

As noted previously, the Company adopted the provisions of FIN 48 on January 1, 2007. There was no impact to the Company’s retained earnings on adoption of FIN 48. A rollforward of the beginning and ending uncertain tax positions, including permanent and temporary differences, but excluding interest and penalties, is as follows:

(in millions)	2008	2007
Balance at beginning of period	$8.6	$4.6
Additions for current year tax positions	37.4	4.0
Additions for prior years tax positions	0.3	—
Reductions for prior years tax positions	(2.6)	—

Balance at end of period	$43.7	$8.6

The total amount of unrecognized tax benefits that, if recognized, would impact the effective tax rate on December 31, 2008, is $37.4 million.

The Company has included tax on permanent uncertain tax positions and interest and penalties on all uncertain tax positions in determining the potential impact on the effective tax rate above. An uncertain tax timing position may result in the acceleration of cash payments to the IRS, but will not impact the effective tax rate.

During the years ended December 31, 2008, and 2007, the Company incurred $1.0 million and $0.8 million in interest and penalties, respectively. The Company accrued $2.2 million and $1.2 million for the payment of interest and penalties at December 31, 2008 and 2007, respectively. Interest expense and any associated penalties are shown as income tax expense.

Management is not aware of any reasonable possibility of a significant increase or decrease to the total of the uncertain tax positions within the next 12 months.

The Company files income tax returns in the U.S. federal jurisdiction and various state jurisdictions. With few exceptions, the Company is no longer subject to U.S. federal, state or local income tax examinations by tax authorities for years through 2002. The IRS commenced an examination of the Company’s U.S. income tax returns for 2003 through 2005 in the first quarter of 2007. As of December 31, 2008, the IRS has proposed adjustments which would not result in a material change to the Company’s financial position.

NATIONWIDE LIFE INSURANCE COMPANY AND SUBSIDIARIES

(a wholly-owned subsidiary of Nationwide Financial Services, Inc.)

Notes to Consolidated Financial Statements, Continued

December 31, 2008, 2007 and 2006

(12)	Shareholders’ Equity, Regulatory Risk-Based Capital, Statutory Results and Dividend Restrictions

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

Statutory Results

The Company and its subsidiary are required to prepare statutory financial statements in conformity with the NAIC’s Accounting Practices and Procedures Manual, subject to any deviations prescribed or permitted by the applicable state department of insurance. Statutory accounting practices focus on insurer solvency and differ from GAAP materially. The principal differences include charging policy acquisition and certain sales inducement costs to expense as incurred, establishing future policy benefits and claims reserves using different actuarial assumptions, excluding certain assets from statutory admitted assets, and valuing investments and establishing deferred taxes on a different basis. The following tables summarize the statutory net (loss) income and statutory capital and surplus for the Company and its insurance subsidiary for the years ended December 31:

(in millions)	2008[1]	2007	2006
Statutory net (loss) income
NLIC	$(898.3)	$309.0	$537.5
NLAIC	(87.9)	(13.4)	(45.6)

Statutory capital and surplus
NLIC	$2,261.5	$2,501.1	$2,682.3
NLAIC	81.7	173.3	158.6

[1]	Unaudited as of the date of this report.

The Company has received approval from the Ohio Department of Insurance (ODI) regarding the use of a permitted practice related to the statutory accounting provision for the admissibility of deferred tax assets as of December 31, 2008. The permitted practice modifies the practice prescribed by the NAIC by increasing the threshold for admissibility of deferred tax assets from 10% to 15% of statutory capital and surplus. The permitted practice resulted in an increase of the Company’s estimated statutory surplus of $68.9 million (unaudited) as of December 31, 2008. The permitted practice had no impact on the Company’s statutory net income. The benefits of this permitted practice may not be considered by the Company when determining capital and surplus available for dividends. NLAIC did not qualify for the permitted practice.

Dividend Restrictions

The payment of dividends by NLIC is subject to restrictions set forth in the insurance laws and regulations of the State of Ohio, its domiciliary state. The State of Ohio insurance laws require Ohio-domiciled life insurance companies to seek prior regulatory approval to pay a dividend or distribution of cash or other property if the fair market value thereof, together with that of other dividends or distributions made in the preceding 12 months, exceeds the greater of (1) 10% of statutory-basis policyholders’ surplus as of the prior December 31 or (2) the statutory-basis net income of the insurer for the prior year. During the year ended December 31, 2008, NLIC paid dividends of $246.5 million to NFS after providing prior notice to the ODI. The dividend included $181.9 million in cash and $64.6 million in securities. As of January 1, 2009, NLIC could not pay dividends to NFS without obtaining prior approval.

NATIONWIDE LIFE INSURANCE COMPANY AND SUBSIDIARIES

(a wholly-owned subsidiary of Nationwide Financial Services, Inc.)

Notes to Consolidated Financial Statements, Continued

December 31, 2008, 2007 and 2006

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

NATIONWIDE LIFE INSURANCE COMPANY AND SUBSIDIARIES

(a wholly-owned subsidiary of Nationwide Financial Services, Inc.)

Notes to Consolidated Financial Statements, Continued

December 31, 2008, 2007 and 2006

Comprehensive Loss

The Company’s comprehensive loss includes net income and certain items that are reported directly within separate components of shareholder’s equity that are not recorded in net income (other comprehensive income or loss).

The following table summarizes the Company’s other comprehensive loss, before and after federal income tax benefit, for the years ended December 31:

(in millions)	2008	2007	2006
Net unrealized losses on securities available-for-sale arising during the period:
Net unrealized losses before adjustments	$(3,576.6)	$(276.3)	$(171.3)
Net adjustment to deferred policy acquisition costs	528.8	3.8	40.9
Net adjustment to future policy benefits and claims	121.5	5.4	21.5
Related federal income tax benefit	1,024.4	93.3	38.1

Net unrealized losses	(1,901.9)	(173.8)	(70.8)

Reclassification adjustment for net realized losses on securities available-for-sale realized during the period:
Net unrealized losses	1,025.2	107.7	9.2
Related federal income tax benefit	(358.8)	(37.7)	(3.2)

Net reclassification adjustment	666.4	70.0	6.0

Other comprehensive loss on securities available-for-sale	(1,235.5)	(103.8)	(64.8)

Accumulated net holding gains (losses) on cash flow hedges:
Unrealized holding gains (losses)	16.5	(17.2)	(0.2)
Related federal income tax (expense) benefit	(5.8)	6.0	0.1

Other comprehensive income (loss) on cash flow hedges	10.7	(11.2)	(0.1)

Other unrealized gains (losses):
Net unrealized gains (losses)	6.4	(6.4)	—
Related federal income tax (expense) benefit	(2.3)	2.2	—

Other net unrealized gains (losses)	4.1	(4.2)	—

Total other comprehensive loss	$(1,220.7)	$(119.2)	$(64.9)

Adjustments for net realized gains and losses on the ineffective portion of cash flow hedges were immaterial during the years ended December 31, 2008, 2007 and 2006.

NATIONWIDE LIFE INSURANCE COMPANY AND SUBSIDIARIES

(a wholly-owned subsidiary of Nationwide Financial Services, Inc.)

Notes to Consolidated Financial Statements, Continued

December 31, 2008, 2007 and 2006

(13)	Employee Benefit Plans

Defined Benefit Plans

The Company and certain affiliated companies participate in a qualified defined benefit pension plan sponsored by NMIC. This plan covers all employees of participating companies who have completed at least one year of service. Plan contributions are invested in a group annuity contract issued by NLIC, and a trust with Bank of New York as the custodian and trustee. All participants are eligible for benefits based on an account balance feature. Participants last hired before 2002 are eligible for benefits based on the highest average annual salary of a specified number of consecutive years of the last ten years of service, if such benefits are of greater value than the account balance feature. The Company funds pension costs accrued for direct employees plus an allocation of pension costs accrued for employees of affiliates whose work benefits the Company. A separate non-qualified defined benefit pension plan sponsored by NMIC covers certain executives with at least one year of service. The Company’s portion of expense relating to these plans was $12.0 million, $13.5 million and $19.9 million for the years ended December 31, 2008, 2007 and 2006, respectively.

In addition to the NMIC pension plan, the Company and certain affiliated companies participate in life and health care defined benefit plans sponsored by NMIC for qualifying retirees. Postretirement life and health care benefits are contributory. The level of contribution required by a qualified retiree depends on the retiree’s years of service and date of hire. In general, postretirement benefits are available to full-time employees who are credited with 120 months of retiree life and health service. Postretirement health care benefit contributions are adjusted annually and contain cost-sharing features such as deductibles and coinsurance. In addition, there are caps on the Company’s portion of the per-participant cost of the postretirement health care benefits. The Company’s policy is to fund the cost of health care benefits in amounts determined at the discretion of management. Plan assets are invested primarily in a group annuity contract issued by NLIC, and a trust with Bank of New York as the custodian and trustee. All participants are eligible for benefits based on an account balance feature. The Company’s portion of expense relating to these plans was immaterial for the years ended December 31, 2008, 2007 and 2006.

Defined Contribution Plans

NMIC sponsors a defined contribution retirement savings plan covering substantially all employees of the Company. Employees may make salary deferral contributions of up to 80%. Salary deferrals of up to 6% are subject to a 50% Company match. The Company’s expense for contributions to these plans was $5.6 million, $7.3 million and $6.6 million for the years ended December 31, 2008, 2007 and 2006, respectively.

(14)	Related Party Transactions

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

In addition, Nationwide Services Company, LLC (NSC), a subsidiary of NMIC, provides data processing, systems development, hardware and software support, telephone, mail and other services to the Company, based on specified rates for units of service consumed.. For the years ended December 31, 2008, 2007 and 2006, the Company made payments to NMIC and NSC totaling $280.8 million, $285.6 million and $261.7 million, respectively.

NATIONWIDE LIFE INSURANCE COMPANY AND SUBSIDIARIES

(a wholly-owned subsidiary of Nationwide Financial Services, Inc.)

Notes to Consolidated Financial Statements, Continued

December 31, 2008, 2007 and 2006

The Company has issued group annuity and life insurance contracts and performs administrative services for various employee benefit plans sponsored by NMIC or its affiliates. Total account values of these contracts were $2.85 billion and $2.90 billion as of December 31, 2008 and 2007, respectively. Total revenues from these contracts were $137.7 million, $130.8 million and $133.4 million for the years ended December 31, 2008, 2007 and 2006, respectively, and include policy charges, net investment income from investments backing the contracts and administrative fees. Total interest credited to the account balances was $115.4 million, $109.7 million and $110.7 million for the years ended December 31, 2008, 2007 and 2006, respectively. The terms of these contracts are consistent in all material respects with what the Company offers to unaffiliated parties.

The Company leases office space from NMIC. For the years ended December 31, 2008, 2007 and 2006, the Company made lease payments to NMIC of $22.9 million, $23.0 million and $19.3 million, respectively.

NLIC has a reinsurance agreement with NMIC whereby all of NLIC’s accident and health business not ceded to unaffiliated reinsurers is ceded to NMIC on a modified coinsurance basis. Either party may terminate the agreement on January 1 of any year with prior notice. Under a modified coinsurance agreement, the ceding company retains invested assets, and investment earnings are paid to the reinsurer. Under the terms of NLIC’s agreements, the investment risk associated with changes in interest rates is borne by the reinsurer. The ceding of risk does not discharge the original insurer from its primary obligation to the policyholder. The Company believes that the terms of the modified coinsurance agreements are consistent in all material respects with what the Company could have obtained with unaffiliated parties. Revenues ceded to NMIC for the years ended December 31, 2008, 2007 and 2006 were $202.3 million, $317.6 million and $430.8 million, respectively, while benefits, claims and expenses ceded during these years were $218.9 million, $348.1 million and $470.4 million, respectively.

Funds of Nationwide Funds Group (NFG), an affiliate, are offered to the Company’s customers as investment options in certain of the Company’s products. As of December 31, 2008 and 2007, customer allocations to NFG funds totaled $17.48 billion and $21.41 billion, respectively. For the years ended December 31, 2008, 2007 and 2006, NFG paid the Company $74.4 million, $76.9 million and $64.4 million, respectively, for the distribution and servicing of these funds.

Under a marketing agreement with NMIC, NLIC makes payments to cover a portion of the agent marketing allowance that is paid to Nationwide agents. These costs cover product development and promotion, sales literature, rent and similar items. Payments under this agreement totaled $8.3 million, $20.1 million and $28.3 million for the years ended December 31, 2008, 2007 and 2006, respectively. The last payment under this agreement was made in 2008.

The Company also participates in intercompany repurchase agreements with affiliates whereby the seller transfers securities to the buyer at a stated value. Upon demand or after a stated period, the seller repurchases the securities at the original sales price plus interest. As of December 31, 2008 and 2007, the Company had no outstanding borrowings from affiliated entities under such agreements. During 2008, 2007 and 2006, the most the Company had outstanding at any given time was $151.6 million, $178.2 million and $191.5 million, respectively, and the amounts the Company incurred for interest expense on intercompany repurchase agreements during these years were immaterial.

The Company and various affiliates have agreements with Nationwide Cash Management Company (NCMC), an affiliate, under which NCMC acts as a common agent in handling the purchase and sale of short-term securities for the respective accounts of the participants. Amounts on deposit with NCMC for the benefit of the Company were $2.57 billion and $368.2 million as of December 31, 2008 and 2007, respectively, and are included in short-term investments on the consolidated balance sheets.

Certain annuity products are sold through affiliated companies, which are also subsidiaries of NFS. Total commissions and fees paid to these affiliates for the years ended December 31, 2008, 2007 and 2006 were $52.7 million, $59.5 million and $58.1 million, respectively.

NATIONWIDE LIFE INSURANCE COMPANY AND SUBSIDIARIES

(a wholly-owned subsidiary of Nationwide Financial Services, Inc.)

Notes to Consolidated Financial Statements, Continued

December 31, 2008, 2007 and 2006

An affiliate of the Company is currently developing a browser-based policy administration and online brokerage software application for defined benefit plans. In connection with the development of this application, the Company made net payments, which were expensed, to that affiliate related to development totaling $11.0 million, $9.4 million and $6.9 million for the years ended December 31, 2008, 2007 and 2006, respectively.

The Company entered into a note purchase agreement with an affiliate on November 17, 2006 to purchase $25.0 million of the affiliate’s 5.6% senior notes due November 16, 2016. The notes are secured by certain pledged mortgage servicing rights. The note is payable in seven equal principal installments of $3.8 million, which begin November 6, 2010. Interest is payable semi-annually on each May 16 and November 16.

Through September 30, 2002, the Company filed a consolidated federal income tax return with NMIC, as discussed in more detail in Note 11. Effective October 1, 2002, NLIC began filing a consolidated federal income tax return with NLAIC. Total payments from NMIC were $22.5 million and $15.3 million during the years ended December 31, 2008 and 2006, respectively. These payments related to tax years prior to deconsolidation. There were no payments during 2007.

During 2008, NLIC received a $338.8 million capital contribution from NFS. The capital contribution included $157.1 million in securities, $153.4 million in cash and $28.3 million in mortgage loans.

In 2008, 2007 and 2006, NLIC paid dividends to NFS totaling $246.5 million, $537.5 million and $375.0 million, respectively.

(15)	Contingencies

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

December 31, 2008, 2007 and 2006

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

A promotional and marketing arrangement associated with the Company’s offering of a retirement plan product and related services in Alabama is under investigation by the Alabama Securities Commission. The Company currently expects that any damages paid to settle this matter will not have a material adverse impact on its consolidated financial position. It is not possible to predict what effect, if any, the outcome of this investigation may have on the Company’s retirement plan operations with respect to promotional and marketing arrangements in general in the future.

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

NATIONWIDE LIFE INSURANCE COMPANY AND SUBSIDIARIES

(a wholly-owned subsidiary of Nationwide Financial Services, Inc.)

Notes to Consolidated Financial Statements, Continued

December 31, 2008, 2007 and 2006

On November 20, 2007, NRS and NLIC were named in a lawsuit filed in the Circuit Court of Jefferson County, Alabama entitled Ruth A. Gwin and Sandra H. Turner, and a class of similarly situated individuals v Nationwide Life Insurance Company, Nationwide Retirement Solutions, Inc., Alabama State Employees Association, PEBCO, Inc. and Fictitious Defendants A to Z. On December 2, 2008, the plaintiffs filed an amended complaint. The plaintiffs claim to represent a class of all participants in the Alabama State Employees Association (ASEA) Plan, excluding members of the Deferred Compensation Committee, members of the Board of Control, ASEA’s directors, officers and board members, and PEBCO’s directors, officers and board members. The class period is from November 20, 2001, to the date of trial. In the amended class action complaint, the plaintiffs allege breach of fiduciary duty, wantonness and breach of contract. The amended class action complaint seeks a declaratory judgment, an injunction, an appointment of an independent fiduciary to protect Plan participants, disgorgement of amounts paid, reformation of Plan documents, compensatory damages and punitive damages, plus interest, attorneys’ fees and costs and such other equitable and legal relief to which plaintiffs and class members may be entitled. Also, on December 2, 2008, the plaintiffs filed a motion for preliminary injunction seeking an order requiring periodic payments made by NRS and/or NLIC to ASEA or PEBCO to be held in a trust account for the benefit of Plan participants. On December 4, 2008, the Alabama State Personnel Board and the State of Alabama by, and through the State Personnel Board, filed a motion to intervene and a complaint in intervention. On December 16, 2008, the Companies filed their Answer. On February 4, 2009, the court provisionally agreed to add the State of Alabama, by and through the State Personnel Board as a party. NRS and NLIC continue to defend this case vigorously.

On July 11, 2007, NLIC was named in a lawsuit filed in the United States District Court for the Western District of Washington at Tacoma entitled Jerre Daniels-Hall and David Hamblen, Individually and on behalf of All Others Similarly Situated v. National Education Association, NEA Member Benefits Corporation, Nationwide Life Insurance Company, Security Benefit Life Insurance Company, Security Benefit Group, Inc., Security Distributors, Inc., et. al. The plaintiffs seek to represent a class of all current or former National Education Association (NEA) members who participated in the NEA Valuebuilder 403(b) program at any time between January 1, 1991 and the present (and their heirs and/or beneficiaries). The plaintiffs allege that the defendants violated the Employee Retirement Income Security Act of 1974, as amended (ERISA) by failing to prudently and loyally manage plan assets, by failing to provide complete and accurate information, by engaging in prohibited transactions, and by breaching their fiduciary duties when they failed to prevent other fiduciaries from breaching their fiduciary duties. The complaint seeks to have the defendants restore all losses to the plan, restoration of plan assets and profits to participants, disgorgement of endorsement fees, disgorgement of service fee payments, disgorgement of excessive fees charged to plan participants, other unspecified relief for restitution, declaratory and injunctive relief, and attorneys’ fees. On May 23, 2008, the Court granted the defendants’ motion to dismiss. On June 19, 2008, the plaintiffs filed a notice of appeal. On October 17, 2008, the plaintiffs filed their opening brief. On December 19, 2008, the defendants filed their briefs. On January 26, 2009, the plaintiffs filed Appellants’ Reply Brief. NLIC continues to defend this lawsuit vigorously.

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

NATIONWIDE LIFE INSURANCE COMPANY AND SUBSIDIARIES

(a wholly-owned subsidiary of Nationwide Financial Services, Inc.)

Notes to Consolidated Financial Statements, Continued

December 31, 2008, 2007 and 2006

On February 11, 2005, NLIC was named in a class action lawsuit filed in Common Pleas Court, Franklin County, Ohio entitled Michael Carr v. Nationwide Life Insurance Company. The complaint seeks recovery for breach of contract, fraud by omission, violation of the Ohio Deceptive Trade Practices Act and unjust enrichment. The complaint also seeks unspecified compensatory damages, disgorgement of all amounts in excess of the guaranteed maximum premium and attorneys’ fees. On February 2, 2006, the court granted the plaintiff’s motion for class certification on the breach of contract and unjust enrichment claims. The court certified a class consisting of all residents of the United States and the Virgin Islands who, during the class period, paid premiums on a modal basis to NLIC for term life insurance policies issued by NLIC during the class period that provide for guaranteed maximum premiums, excluding certain specified products. Excluded from the class are NLIC; any parent, subsidiary or affiliate of NLIC; all employees, officers and directors of NLIC; and any justice, judge or magistrate judge of the State of Ohio who may hear the case. The class period is from February 10, 1990 through February 2, 2006, the date the class was certified. On January 26, 2007, the plaintiff filed a motion for summary judgment. On April 30, 2007, NLIC filed a motion for summary judgment. On February 4, 2008, the Court granted the class’s motion for summary judgment on the breach of contract claims arising from the term policies in 43 of 51 jurisdictions. The Court granted NLIC’s motion for summary judgment on the breach of contract claims on all decreasing term policies. On November 7, 2008, the case was settled.

On April 13, 2004, NLIC was named in a class action lawsuit filed in Circuit Court, Third Judicial Circuit, Madison County, Illinois, entitled Woodbury v. Nationwide Life Insurance Company. NLIC removed this case to the United States District Court for the Southern District of Illinois on June 1, 2004. On December 27, 2004, the case was transferred to the United States District Court for the District of Maryland and included in the multi-district proceeding entitled In Re Mutual Funds Investment Litigation. In response, on May 13, 2005, the plaintiff filed the first amended complaint purporting to represent, with certain exceptions, a class of all persons who held (through their ownership of an NLIC annuity or insurance product) units of any NLIC sub-account invested in mutual funds that included foreign securities in their portfolios and that experienced market timing or stale price trading activity. The first amended complaint purports to disclaim, with respect to market timing or stale price trading in NLIC’s annuities sub-accounts, any allegation based on NLIC’s untrue statement, failure to disclose any material fact, or usage of any manipulative or deceptive device or contrivance in connection with any class member’s purchases or sales of NLIC annuities or units in annuities sub-accounts. The plaintiff claims, in the alternative, that if NLIC is found with respect to market timing or stale price trading in its annuities sub-accounts, to have made any untrue statement, to have failed to disclose any material fact or to have used or employed any manipulative or deceptive device or contrivance, then the plaintiff purports to represent a class, with certain exceptions, of all persons who, prior to NLIC’s untrue statement, omission of material fact, use or employment of any manipulative or deceptive device or contrivance, held (through their ownership of an NLIC annuity or insurance product) units of any NLIC sub-account invested in mutual funds that included foreign securities in their portfolios and that experienced market timing activity. The first amended complaint alleges common law negligence and seeks to recover damages not to exceed $75,000 per plaintiff or class member, including all compensatory damages and costs. On June 1, 2006, the District Court granted NLIC’s motion to dismiss the plaintiff’s complaint. On January 30, 2009, the United States Court of Appeals for the Fourth Circuit affirmed that dismissal. NLIC continues to defend this lawsuit vigorously.

NATIONWIDE LIFE INSURANCE COMPANY AND SUBSIDIARIES

(a wholly-owned subsidiary of Nationwide Financial Services, Inc.)

Notes to Consolidated Financial Statements, Continued

December 31, 2008, 2007 and 2006

On August 15, 2001, NFS and NLIC were named in a lawsuit filed in the United States District Court for the District of Connecticut entitled Lou Haddock, as trustee of the Flyte Tool & Die, Incorporated Deferred Compensation Plan, et al v. Nationwide Financial Services, Inc. and Nationwide Life Insurance Company. Currently, the plaintiffs’ fifth amended complaint, filed March 21, 2006, purports to represent a class of qualified retirement plans under ERISA that purchased variable annuities from NLIC. The plaintiffs allege that they invested ERISA plan assets in their variable annuity contracts and that NLIC and NFS breached ERISA fiduciary duties by allegedly accepting service payments from certain mutual funds. The complaint seeks disgorgement of some or all of the payments allegedly received by NFS and NLIC, other unspecified relief for restitution, declaratory and injunctive relief, and attorneys’ fees. To date, the District Court has rejected the plaintiffs’ request for certification of the alleged class. On September 25, 2007, NFS’ and NLIC’s motion to dismiss the plaintiffs’ fifth amended complaint was denied. On October 12, 2007, NFS and NLIC filed their answer to the plaintiffs’ fifth amended complaint and amended counterclaims. On November 1, 2007, the plaintiffs filed a motion to dismiss NFS’ and NLIC’s amended counterclaims. On November 15, 2007, the plaintiffs filed a motion for class certification. On February 8, 2008, the Court denied the plaintiffs’ motion to dismiss the amended counterclaim, with the exception that it was tentatively granting the plaintiffs’ motion to dismiss with respect to NFS’ and NLIC’s claim that it could recover any “disgorgement remedy” from plan sponsors. On April 25, 2008, NFS and NLIC filed their opposition to the plaintiffs’ motion for class certification. On September 29, 2008, the plaintiffs filed their reply to NFS’ and NLIC’s opposition to class certification. The Court has set a hearing on the class certification motion for February 27, 2009. NFS and NLIC continue to defend this lawsuit vigorously.

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

NATIONWIDE LIFE INSURANCE COMPANY AND SUBSIDIARIES

(a wholly-owned subsidiary of Nationwide Financial Services, Inc.)

Notes to Consolidated Financial Statements, Continued

December 31, 2008, 2007 and 2006

(16)	Guarantees

Since 2002, the Company has sold $677.4 million of credit enhanced equity interests in Low-Income-Housing Tax Credit Funds (LIHTC Funds) to unrelated third parties. The Company has guaranteed cumulative after-tax yields to the third party investors ranging from 3.75% to 5.25% over periods ending between 2002 and 2022. As of December 31, 2008 and 2007, the Company held guarantee reserves totaling $5.1 million and $6.0 million, respectively, on these transactions. These guarantees are in effect for periods of approximately 15 years each. The LIHTC Funds provide a stream of tax benefits to the investors that will generate a yield and return of capital. If the tax benefits are not sufficient to provide these cumulative after-tax yields, then the Company must fund any shortfall, which is mitigated by stabilization collateral set aside by the Company at the inception of the transactions. The maximum amount of undiscounted future payments that the Company could be required to pay the investors under the terms of the guarantees is $1.10 billion. The Company does not anticipate making any material payments related to these guarantees.

As of December 31, 2008, the Company held stabilization reserves of $0.8 million as collateral for certain properties owned by the LIHTC Funds that had not met all of the criteria necessary to generate tax credits. Such criteria include completion of construction and the leasing of each unit to a qualified tenant, among others. Properties meeting the necessary criteria are considered to have “stabilized.” The properties are evaluated regularly, and the collateral is released when stabilized. In 2008, $0.8 million of the stabilization reserve was released into income. In 2007, the stabilization reserve was increased by $2.4 million and $3.1 million was released into income.

To the extent there are cash deficits in any specific property owned by the LIHTC Funds, property reserves, property operating guarantees and reserves held by the LIHTC Funds are exhausted before the Company is required to perform under its guarantees. To the extent the Company is ever required to perform under its guarantees, it may recover any such funding out of the cash flow distributed from the sale of the underlying properties of the LIHTC Funds. This cash flow distribution would be paid to the Company prior to any cash flow distributions to unrelated third party investors.

(17)	Variable Interest Entities

In the normal course of business, the Company has relationships with variable interest entities (VIEs). The Company’s VIEs are conduits that assist the Company in structured products transactions involving the sale of low-income-housing tax credit funds (LIHTC Funds) to third party investors, other structured product issuances, and private equity investments.

The Company considers many factors when determining whether it is (or is not) the primary beneficiary of a VIE. There is a review of the entity’s contract and other deal related information, such as 1) the entity’s equity investment at risk, decision-making abilities, obligations to absorb economic risks and right to receive economic rewards of the entity, 2) whether the contractual or ownership interest in the entity changes with the change in fair value of the entity, and 3) through the variable interest, if the Company shares in the entity’s expected losses and residual returns.

The Company was not required to provide financial or other support outside previous contractual requirements to any VIE.

NATIONWIDE LIFE INSURANCE COMPANY AND SUBSIDIARIES

(a wholly-owned subsidiary of Nationwide Financial Services, Inc.)

Notes to Consolidated Financial Statements, Continued

December 31, 2008, 2007 and 2006

LIHTC Funds

The Company provides guarantees to limited partners related to the amount of tax credits that will be generated by the funds (see Note 16). The results of operations and financial position of each VIE of which the Company is the primary beneficiary are consolidated along with corresponding minority interest liabilities in the accompanying consolidated financial statements.

The Company had relationships with 19 LIHTC Funds that are considered VIEs as of December 31, 2008 and December 31, 2007, where the company was the primary beneficiary. Net assets of these consolidated VIEs were $416.1 million and $465.7 million as of December 31, 2008 and December 31, 2007, respectively. The following table summarizes the components of net assets as of December 31:

(in millions)	2008	2007
Other long-term investments	$371.1	$434.1
Short-term investments	20.9	31.9
Other assets	41.6	38.1
Other liabilities	(17.5)	(38.4)

The Company’s total loss exposure from consolidated VIEs was immaterial as of December 31, 2008 and December 31, 2007 (except for the impact of guarantees disclosed in Note 16). Creditors (or beneficial interest holders) of the consolidated VIEs have no recourse to the general credit of the Company.

These LIHTC Funds are financed through the sale of these funds into the secondary market. The proceeds from these sales are used to participate in low-income housing projects that provide tax benefits to the investors.

In addition to the consolidated VIEs described above, the Company holds variable interests, in the form of LIHTC Funds that qualify as VIEs but of which the Company is not the primary beneficiary. The carrying amount on these unconsolidated VIEs was $78.9 million and $79.3 million as of December 31, 2008 and December 31, 2007, respectively. The total exposure to loss on these unconsolidated VIEs was $93.4 million and $108.5 million as of December 31, 2008 and December 31, 2007, respectively. The total exposure to loss is determined by adding any unfunded commitments to the carrying amount of the VIEs.

Structured Products

The Company had relationships with one structured product investment that is considered a VIE as of December 31, 2008 and December 31, 2007, where the Company was the primary beneficiary. Net assets of this consolidated VIE were $8.9 million and $20.1 million as of December 31, 2008 and December 31, 2007, respectively. Creditors (or beneficial interest holders) of the consolidated VIE have no recourse to the general credit of the Company. There are no arrangements that would require the Company to provide financial support to the VIE.

As of both December 31, 2008 and December 31, 2007, the Company was invested in 11 structured product investments that are considered VIEs but that the Company is not the primary beneficiary. These structured products are in the form of synthetic collateralized debt obligations and collateralized lease obligations. The carrying amount on these unconsolidated VIEs was $13.7 million and $84.0 million as of December 31, 2008 and December 31, 2007, respectively. The total exposure to loss on these unconsolidated VIEs is determined to be the carrying amount of the VIEs.

NATIONWIDE LIFE INSURANCE COMPANY AND SUBSIDIARIES

(a wholly-owned subsidiary of Nationwide Financial Services, Inc.)

Notes to Consolidated Financial Statements, Continued

December 31, 2008, 2007 and 2006

Private Equity Investments

The Company had relationships with one private equity investment that is considered a VIE as of December 31, 2008 and December 31, 2007, where the Company was the primary beneficiary. Net assets of this consolidated VIE were $18.6 million and $5.0 million as of December 31, 2008 and December 31, 2007, respectively. Creditors (or beneficial interest holders) of the consolidated VIE have no recourse to the general credit of the Company. There are no arrangements that would require the Company to provide financial support to the VIE.

As of December 31, 2008 and December 31, 2007, the Company does not have any private equity investments considered to be a VIE where the Company is not the primary beneficiary.

NATIONWIDE LIFE INSURANCE COMPANY AND SUBSIDIARIES

(a wholly-owned subsidiary of Nationwide Financial Services, Inc.)

Notes to Consolidated Financial Statements, Continued

December 31, 2008, 2007 and 2006

(18)	Segment Information

Management views the Company’s business primarily based on its underlying products and uses this basis to define its four reportable segments: Individual Investments, Retirement Plans, Individual Protection, and Corporate and Other.

The primary segment profitability measure that management uses is pre-tax operating earnings, which is calculated by adjusting income from continuing operations before federal income taxes to exclude (1) net realized investment gains and losses, except for periodic net amounts paid or received on interest rate swaps that do not qualify for hedge accounting treatment, net realized gains and losses related to hedges on GMDB contracts and net realized gains and losses related to securitizations and (2) the adjustment to amortization of DAC related to net realized investment gains and losses.

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

NATIONWIDE LIFE INSURANCE COMPANY AND SUBSIDIARIES

(a wholly-owned subsidiary of Nationwide Financial Services, Inc.)

Notes to Consolidated Financial Statements, Continued

December 31, 2008, 2007 and 2006

The following tables summarize the Company’s business segment operating results for the years ended December 31:

(in millions)	Individual Investments	Retirement Plans	Individual Protection	Corporate and Other	Total
2008
Revenues:
Policy charges	$599.0	$115.6	$453.4	$—	$1,168.0
Premiums	119.5	—	164.0	—	283.5
Net investment income	506.3	638.2	343.9	198.6	1,687.0
Non-operating net realized investment losses[1]	—	—	—	(1,478.2)	(1,478.2)
Other income	109.5	0.9	—	(65.1)	45.3

Total revenues	1,334.3	754.7	961.3	(1,344.7)	1,705.6

Benefits and expenses:
Interest credited to policyholder accounts	361.8	425.9	181.5	161.4	1,130.6
Benefits and claims	377.0	—	295.0	(11.7)	660.3
Policyholder dividends	—	—	26.4	—	26.4
Amortization of DAC	647.7	39.7	113.5	(126.4)	674.5
Interest expense	—	—	—	61.8	61.8
Other operating expenses	188.1	147.0	138.0	43.0	516.1

Total benefits and expenses	1,574.6	612.6	754.4	128.1	3,069.7

Income (loss) from continuing operations before federal income tax expense	(240.3)	142.1	206.9	(1,472.8)	$(1,364.1)

Less: non-operating net realized investment losses[1]	—	—	—	1,478.2
Less: adjustment to amortization related to net realized investment gains and losses	—	—	—	(138.5)

Pre-tax operating (loss) earnings	$(240.3)	$142.1	$206.9	$(133.1)

Assets as of year end	$41,902.1	$21,671.1	$16,563.2	$4,676.0	$84,812.4

[1]

Excluding periodic net amounts paid or received on interest rate swaps that do not qualify for hedge accounting treatment and net realized gains and losses related to hedges on GMDB contracts and securitizations.

NATIONWIDE LIFE INSURANCE COMPANY AND SUBSIDIARIES

(a wholly-owned subsidiary of Nationwide Financial Services, Inc.)

Notes to Consolidated Financial Statements, Continued

December 31, 2008, 2007 and 2006

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

NATIONWIDE LIFE INSURANCE COMPANY AND SUBSIDIARIES

(a wholly-owned subsidiary of Nationwide Financial Services, Inc.)

Notes to Consolidated Financial Statements, Continued

December 31, 2008, 2007 and 2006

(in millions)	Individual Investments	Retirement Plans	Individual Protection	Corporate and Other	Total
2006
Revenues:
Policy charges	$581.7	$160.2	$390.7	$—	$1,132.6
Premiums	142.5	—	165.8	—	308.3
Net investment income	739.5	636.0	328.2	354.8	2,058.5
Non-operating net realized investment gains [1]	—	—	—	1.0	1.0
Other income	2.6	—	0.3	3.4	6.3

Total revenues	1,466.3	796.2	885.0	359.2	3,506.7

Benefits and expenses:
Interest credited to policyholder accounts	501.7	440.5	179.2	208.7	1,330.1
Benefits and claims	202.8	—	247.5	—	450.3
Policyholder dividends	—	—	25.6	—	25.6
Amortization of DAC	352.7	37.9	69.6	(9.9)	450.3
Interest expense	—	—	—	65.5	65.5
Other operating expenses	206.3	179.1	142.4	9.0	536.8

Total benefits and expenses	1,263.5	657.5	664.3	273.3	2,858.6

Income from continuing operations before federal income tax expense	202.8	138.7	220.7	85.9	$648.1

Less: non-operating net realized investment gains [1]	—	—	—	(1.0)
Less: adjustment to amortization related to net realized investment gains and losses	—	—	—	(9.9)

Pre-tax operating earnings	$202.8	$138.7	$220.7	$75.0

Assets as of year end	$55,404.6	$28,817.2	$16,948.8	$8,791.8	$109,962.4

[1]	Excluding periodic net amounts paid or received on interest rate swaps that do not qualify for hedge accounting treatment and net realized gains and losses related to securitizations.

NATIONWIDE LIFE INSURANCE COMPANY AND SUBSIDIARIES

(a wholly-owned subsidiary of Nationwide Financial Services, Inc.)

Schedule I         Consolidated Summary of Investments – Other Than Investments in Related Parties

As of December 31, 2008 (in millions)

Column A	Column B	Column C	Column D
Type of investment	Cost	Market value	Amount at which shown in the consolidated balance sheet
Fixed maturity securities available-for-sale:
Bonds:
U.S. Treasury securities and obligations of U.S. Government corporations	$77.3	$97.4	$97.4
Agencies not backed by the full faith and credit of the U.S. Government	384.6	473.9	473.9
Obligations of states and political subdivisions	223.0	217.1	217.1
Foreign governments	33.9	38.9	38.9
Public utilities	1,667.7	1,578.5	1,578.5
All other corporate	19,434.4	16,841.4	16,841.4

Total fixed maturity securities available-for-sale	21,820.9	19,247.2	19,247.2

Equity securities available-for-sale:
Common stocks:
Banks, trusts and insurance companies	14.3	9.5	9.5
Industrial, miscellaneous and all other	—	0.1	0.1
Nonredeemable preferred stocks	16.6	16.9	16.9

Total equity securities available-for-sale	30.9	26.5	26.5

Mortgage loans on real estate, net	7,249.7		7,189.9	[1]
Real estate, net:
Investment properties	11.0		8.5	[2]
Acquired in satisfaction of debt	9.8		8.0	[2]

Total real estate, net	20.8		16.5

Policy loans	767.4		767.4
Other long-term investments	521.6		521.6
Short-term investments, including amounts managed by a related party	2,780.9		2,780.9

Total investments	$33,192.2		$30,550.0

[1]

Difference from Column B primarily is attributable to valuation allowances due to impairments on mortgage loans on real estate (see Note 6 to the audited consolidated financial statements), hedges and commitment hedges on mortgage loans on real estate.

[2]	Difference from Column B primarily results from adjustments for accumulated depreciation.

See accompanying notes to consolidated financial statements and report of independent registered public accounting firm.

NATIONWIDE LIFE INSURANCE COMPANY AND SUBSIDIARIES

(a wholly-owned subsidiary of Nationwide Financial Services, Inc.)

Schedule III        Supplementary Insurance Information

As of December 31, 2008, 2007 and 2006 and for each of the years then ended (in millions)

Column A	Column B	Column C	Column D	Column E	Column F
Year: Segment	Deferred policy acquisition costs	Future policy benefits, losses, claims and loss expenses	Unearned premiums [1]	Other policy claims and benefits payable[1]	Premium revenue
2008
Individual Investments	$1,883.0	$12,026.3			$119.5
Retirement Plans	284.3	11,244.8			—
Individual Protection	1,640.7	5,941.2			164.0
Corporate and Other	615.9	3,324.0			—

Total	$4,423.9	$32,536.3			$283.5

2007
Individual Investments	$2,078.1	$10,748.6			$133.1
Retirement Plans	289.7	10,693.7			—
Individual Protection	1,542.5	5,635.9			158.6
Corporate and Other	87.1	4,920.2			—

Total	$3,997.4	$31,998.4			$291.7

2006
Individual Investments	$1,945.0	$13,004.4			$142.5
Retirement Plans	288.6	10,839.0			—
Individual Protection	1,441.0	5,574.1			165.8
Corporate and Other	83.4	4,991.9			—

Total	$3,758.0	$34,409.4			$308.3

Column A	Column G	Column H	Column I	Column J	ColumnK
Year: Segment	Net investment income[2]	Benefits, claims, losses and settlement expenses	Amortization of deferred policy acquisition costs	Other operating expenses [2]	Premiums written
2008
Individual Investments	$506.3	$738.8	$647.7	$188.1
Retirement Plans	638.2	425.9	39.7	147.0
Individual Protection	343.9	502.9	113.5	138.0
Corporate and Other	198.6	149.7	(126.4)	104.8

Total	$1,687.0	$1,817.3	$674.5	$577.9

2007
Individual Investments	$609.1	$653.9	$287.1	$191.6
Retirement Plans	639.4	433.7	26.7	173.6
Individual Protection	330.2	447.6	80.2	147.1
Corporate and Other	397.1	231.2	(25.5)	87.1

Total	$1,975.8	$1,766.4	$368.5	$599.4

2006
Individual Investments	$739.5	$704.5	$352.7	$206.3
Retirement Plans	636.0	440.5	37.9	179.1
Individual Protection	328.2	452.3	69.6	142.4
Corporate and Other	354.8	208.7	(9.9)	74.5

Total	$2,058.5	$1,806.0	$450.3	$602.3

[1]	Unearned premiums and other policy claims and benefits payable are included in Column C amounts.
[2]

Allocations of net investment income and certain operating expenses are based on numerous assumptions and estimates, and reported segment operating results would change if different methods were applied.

See accompanying notes to consolidated financial statements and report of independent registered public accounting firm.

NATIONWIDE LIFE INSURANCE COMPANY AND SUBSIDIARIES

(a wholly-owned subsidiary of Nationwide Financial Services, Inc.)

Schedule IV        Reinsurance

As of December 31, 2008, 2007 and 2006 and for each of the years then ended (dollars in millions)

Column A	Column B	Column C	Column D	Column E	Column F
	Gross amount	Ceded to other companies	Assumed from other companies	Net amount	Percentage of amount assumed to net
2008
Life insurance in force	$167,715.4	$58,850.8	$3.8	$108,868.4	0.0%

Premiums:
Life insurance[1]	$348.2	$64.8	$0.1	$283.5	0.0%
Accident and health insurance	182.9	209.3	26.4	—	NM

Total	$531.1	$274.1	$26.5	$283.5	9.3%

2007
Life insurance in force	$156,899.3	$58,529.0	$4.4	$98,374.7	0.0%

Premiums:
Life insurance[1]	$364.2	$72.7	$0.2	$291.7	0.0%
Accident and health insurance	289.2	316.8	27.6	—	NM

Total	$653.4	$389.5	$27.8	$291.7	9.5%

2006
Life insurance in force	$151,109.9	$58,189.8	$7.9	$92,928.0	0.0%

Premiums:
Life insurance[1]	$336.4	$28.4	$0.3	$308.3	0.1%
Accident and health insurance	388.9	417.4	28.5	—	NM

Total	$725.3	$445.8	$28.8	$308.3	9.3%

[1]	Primarily represents premiums from traditional life insurance and life-contingent immediate annuities and excludes deposits on investment and universal life insurance products.

See accompanying notes to consolidated financial statements and report of independent registered public accounting firm.

NATIONWIDE LIFE INSURANCE COMPANY AND SUBSIDIARIES

(a wholly-owned subsidiary of Nationwide Financial Services, Inc.)

Schedule V        Valuation and Qualifying Accounts

Years ended December 31, 2008, 2007 and 2006 (in millions)

Column A	Column B	Column C		Column D	Column E
Description	Balance at beginning of period	Charged (credited) to costs and expenses	Charged to other accounts	Deductions[1]	Balance at end of period
2008
Valuation allowances - mortgage loans on real estate	$23.1	$19.6	$—	$3.2	$39.5

2007
Valuation allowances - mortgage loans on real estate	$34.3	$1.1	$—	$12.3	$23.1

2006
Valuation allowances - mortgage loans on real estate	$31.1	$6.0	$—	$2.8	$34.3

[1]	Amounts represent transfers to real estate owned and recoveries.

See accompanying notes to consolidated financial statements and report of independent registered public accounting firm.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NATIONWIDE LIFE INSURANCE COMPANY
(Registrant)

Date: March 2, 2009	By	/s/ Mark R. Thresher
Mark R. Thresher, President and Chief Operating
Officer (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Mark R. Thresher	March 2, 2009	/s/ Timothy G. Frommeyer	March 2, 2009

Mark R. Thresher, President and Chief Operating Officer and Director (Principal Executive Officer)	Date	Timothy G. Frommeyer, Senior Vice President – Chief Financial Officer and Director	Date

/s/ Peter A. Golato	March 2, 2009	/s/ Lawrence A. Hilsheimer	March 2, 2009

Peter A. Golato, Director	Date	Lawrence A. Hilsheimer, Director	Date

/s/ Stephen S. Rasmussen	March 2, 2009

Stephen S. Rasmussen, Director	Date

See accompanying notes to consolidated financial statements and report of independent registered public accounting firm.

Exhibit Index

Exhibit
3.1

Amended Articles of Incorporation of Nationwide Life Insurance Company, dated February 3, 2000 (previously filed as Exhibit 3.1 to Form 10-K, Commission File Number 2-64559, filed March 24, 2003, and incorporated herein by reference)

3.2

Amended and Restated Code of Regulations of Nationwide Life Insurance Company (previously filed as Exhibit 3.2 to Form 10-K, Commission File Number 2-64559, filed March 1, 2007, and incorporated herein by reference)

10.1

Tax Sharing Agreement effective as of January 1, 2008 among Nationwide Financial Services, Inc. and any company that in the future becomes a subsidiary of Nationwide Financial Services, Inc. if eligible under the Internal Revenue Code (previously filed as Exhibit 99.1 to Form 8-K, Commission File Number 1-12785, filed January 29, 2008, and incorporated herein by reference)

10.2

Form of Tax Sharing Agreement dated as of October 1, 2002 among Nationwide Life Insurance Company and any corporation that may hereafter be a subsidiary of Nationwide Life Insurance Company (previously filed as Exhibit 10.4 to Form 10-K, Commission File Number 1-12785, filed March 11, 2004, and incorporated herein by reference)

10.3

Form of Amended and Restated Cost Sharing Agreement among parties named therein (previously filed as Exhibit 10.3 to Form 10-K, Commission File Number 1-12785, filed March 14, 2003, and incorporated herein by reference)

10.4

Amended and Restated Five-Year Credit Agreement, dated December 31, 2007, among Nationwide Financial Services, Inc., Nationwide Life Insurance Company, Nationwide Mutual Insurance Company, the banks party thereto and Wachovia Bank, National Association, as syndication agent, and Citicorp USA, Inc. as agent (previously filed as Exhibit 10.7 to Form 10-K, Commission File Number 1-12785, filed February 29, 2008, and incorporated herein by reference)

10.5

Form of Lease Agreement between Nationwide Mutual Insurance Company, Nationwide Life Insurance Company, Nationwide Life and Annuity Insurance Company and Nationwide Financial Services, Inc. (previously filed as Exhibit 10.7 to Form S-1/A, Registration Number 333-18531, filed February 25, 1997, and incorporated herein by reference)

10.6*

General Description of Nationwide Performance Incentive Plan (previously filed as Exhibit 10.9 to Form 10-K, Commission File Number 333-18527, filed March 29, 2001, and incorporated herein by reference)

10.7*

Form of Amended and Restated Nationwide Office of Investments Incentive Plan dated as of October 7, 2003 (previously filed as Exhibit 10.13 to Form 10-K, Commission File Number 1-12785, filed March 1, 2005, and incorporated herein by reference)

10.8*

Nationwide Excess Benefit Plan effective as of January 1, 2000 (previously filed as Exhibit 10.14 to Form 10-K, Commission File Number 1-12785, filed March 1, 2005, and incorporated herein by reference)

10.9*

Nationwide Supplemental Retirement Plan As Amended and Restated effective January 1, 2000 (previously filed as Exhibit 10.1 to Form 10-K, Commission File Number 1-12785, filed March 1, 2005, and incorporated herein by reference)

10.10*	Nationwide Severance Pay Plan effective as of March 1, 2003 (previously filed as Exhibit 10.16 to Form 10-K, Commission File Number 1-12785, filed March 1, 2005, and incorporated herein by reference)

See accompanying notes to consolidated financial statements and report of independent registered public accounting firm.

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

See accompanying notes to consolidated financial statements and report of independent registered public accounting firm.

10.25*	Offer Letter for James Lyski, dated August 30, 2006 (previously filed as Exhibit 10.2 to Form 10-Q, Commission File Number 1-12785, filed November 3, 2006, and incorporated herein by reference)

10.26*

Executive Severance Agreement, dated January 1, 2008, between Nationwide Mutual Insurance Company and Larry Hilsheimer (previously filed as Exhibit 10.49 to Form 10-K, Commission File Number 1-12785, filed February 29, 2008, and incorporated herein by reference)

10.27*

Executive Severance Agreement, dated January 1, 2008, between Nationwide Mutual Insurance Company and Terri L. Hill (previously filed as Exhibit 10.50 to Form 10-K, Commission File Number 1-12785, filed February 29, 2008, and incorporated herein by reference)

10.28*

Executive Severance Agreement, dated January 1, 2008, between Nationwide Mutual Insurance Company and James Lyski (previously filed as Exhibit 10.51 to Form 10-K, Commission File Number 1-12785, filed February 29, 2008, and incorporated herein by reference)

10.29*

Executive Severance Agreement, dated January 1, 2008, between Nationwide Mutual Insurance Company and Michael C. Keller (previously filed as Exhibit 10.52 to Form 10-K, Commission File Number 1-12785, filed February 29, 2008, and incorporated herein by reference)

10.30*

Executive Severance Agreement, dated January 1, 2008, between Nationwide Mutual Insurance Company and Patricia R. Hatler (previously filed as Exhibit 10.53 to Form 10-K, Commission File Number 1-12785, filed February 29, 2008, and incorporated herein by reference)

10.31*

Executive Severance Agreement, dated January 1, 2008, between Nationwide Financial Services, Inc. and Mark R. Thresher (previously filed as Exhibit 99.1 to Form 8-K, Commission File Number 1-12785, filed February 19, 2008, and incorporated herein by reference)

10.32*

Executive Severance Agreement, dated January 1, 2008, between Nationwide Mutual Insurance Company and Stephen S. Rasmussen (previously filed as Exhibit 10.55 to Form 10-K, Commission File Number 1-12785, filed February 29, 2008, and incorporated herein by reference)

10.33*

Executive Severance Agreement, dated January 1, 2008, between Nationwide Mutual Insurance Company and W.G. Jurgensen (previously filed as Exhibit 99.2 to Form 8-K, Commission File Number 1-12785, filed February 19, 2008, and incorporated herein by reference)

10.34*

First Amendment to the Nationwide Individual Deferred Compensation Plan, as amended and restated, effective as of January 1, 2005 (previously filed as Exhibit 10.58 to Form 10-K, Commission File Number 1-12785, filed February 29, 2008, and incorporated herein by reference)

10.35*

Second Amendment to the Nationwide Individual Deferred Compensation Plan, as amended and restated, effective as of January 1, 2005 (previously filed as Exhibit 10.59 to Form 10-K, Commission File Number 1-12785, filed February 29, 2008, and incorporated herein by reference)

10.36*

Third Amendment to the Nationwide Individual Deferred Compensation Plan, as amended and restated (now known as the Nationwide Officer Deferred Compensation Plan), effective as of January 1, 2005 (previously filed as Exhibit 10.60 to Form 10-K, Commission File Number 1-12785, filed February 29, 2008, and incorporated herein by reference)

18.1

Letter regarding change in accounting principle from KPMG LLP related to annual goodwill impairment testing (previously filed as Exhibit 18 to Form 10-Q, Commission File Number 1-12785, filed November 12, 2003, and incorporated herein by reference)

See accompanying notes to consolidated financial statements and report of independent registered public accounting firm.

18.2

Letter regarding change in accounting principle from KPMG LLP related to accrued legal expenses (previously filed as Exhibit 18.1 to Form 10-Q, Commission File Number 1-12785, filed August 2, 2007, and incorporated herein by reference)

31.1	Certification of Mark R. Thresher pursuant to 18 U.S.C. section 1350, as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Timothy G. Frommeyer pursuant to 18 U.S.C. section 1350, as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002

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

See accompanying notes to consolidated financial statements and report of independent registered public accounting firm.