Form 10-Q
period 2009-03-31
NATIONWIDE LIFE INSURANCE CO
filed 2009-05-08
CIK 205695

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2009

or

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

Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

Yes  ☐    No  ☐

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

Yes  ☐    No  ☒

No established published trading market exists for the registrant’s common stock, par value $1.00 per share. As of May 4, 2009, 3,814,779 shares of the registrant’s common stock were outstanding, all of which are held by Nationwide Financial Services, Inc.

The Registrant meets the conditions set forth in General Instruction H(1)(a) and (b) of Form 10-Q and is therefore filing this Form in the reduced disclosure format.

NATIONWIDE LIFE INSURANCE COMPANY AND SUBSIDIARIES

FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2009

PART I – FINANCIAL INFORMATION

ITEM 1 Condensed Consolidated Financial Statements

NATIONWIDE LIFE INSURANCE COMPANY AND SUBSIDIARIES

(a wholly-owned subsidiary of Nationwide Financial Services, Inc.)

Condensed Consolidated Statements of (Loss) Income

(Unaudited)

(in millions)

	Three months ended March 31,
	2009	2008
Revenues:
Policy charges	$246.3	$300.9
Premiums	87.1	75.5
Net investment income	407.5	449.7
Net realized investment gains (losses)	367.8	(109.5)
Other-than-temporary impairment losses (consisting of $654.4 of total other-than-temporary impairment losses, net of $350.7 recognized in other comprehensive income, for the three months ended March 31, 2009)	(303.7)	(85.8)
Other income	0.9	0.8

Total revenues	805.9	631.6

Benefits and expenses:
Interest credited to policyholder accounts	263.2	293.6
Benefits and claims	272.5	127.0
Policyholder dividends	6.0	8.3
Amortization of deferred policy acquisition costs	300.1	61.6
Interest expense, primarily with Nationwide Financial Services, Inc. (NFS)	14.1	16.6
Other operating expenses	138.5	137.2

Total benefits and expenses	994.4	644.3

Loss from continuing operations before federal income tax benefit	(188.5)	(12.7)
Federal income tax benefit	(72.4)	(17.7)

Net (loss) income	(116.1)	5.0
Less: Net loss attributable to noncontrolling interest	11.0	10.5

Net (loss) income attributable to NLIC	$(105.1)	$15.5

See accompanying notes to condensed consolidated financial statements.

NATIONWIDE LIFE INSURANCE COMPANY AND SUBSIDIARIES

(a wholly-owned subsidiary of Nationwide Financial Services, Inc.)

Condensed Consolidated Balance Sheets

(in millions, except for share amounts)

	March 31, 2009	December 31, 2008
	(Unaudited)
Assets
Investments:
Securities available-for-sale, at fair value:
Fixed maturity securities (cost $22,647.3 and $21,820.9)	$19,836.6	$19,247.2
Equity securities (cost $23.4 and $30.9)	21.2	26.5
Mortgage loans on real estate, net	6,935.4	7,189.9
Short-term investments, including amounts managed by a related party	2,110.0	2,780.9
Other investments	1,279.3	1,305.5

Total investments	30,182.5	30,550.0
Cash	13.8	36.7
Accrued investment income	363.5	300.9
Deferred policy acquisition costs	4,189.3	4,423.9
Other assets	3,708.0	3,332.9
Separate account assets	43,796.5	46,936.9

Total assets	$82,253.6	85,581.3

Liabilities and Shareholder’s Equity
Liabilities:
Future policy benefits and claims	$32,572.2	$32,536.3
Short-term debt	249.7	249.7
Long-term debt, payable to NFS	700.0	700.0
Other liabilities	2,316.6	2,463.4
Separate account liabilities	43,796.5	46,936.9

Total liabilities	79,635.0	82,886.3

Shareholder’s equity:
Common stock, $1 par value; authorized - 5,000,000 shares; issued and outstanding - 3,814,779 shares	3.8	3.8
Additional paid-in capital	613.2	613.2
Retained earnings	3,103.1	2,973.2
Accumulated other comprehensive loss	(1,506.5)	(1,311.2)

Total shareholder’s equity	2,213.6	2,279.0
Noncontrolling interest	405.0	416.0

Total equity	2,618.6	2,695.0

Total liabilities and equity	$82,253.6	$85,581.3

See accompanying notes to condensed consolidated financial statements.

NATIONWIDE LIFE INSURANCE COMPANY AND SUBSIDIARIES

(a wholly-owned subsidiary of Nationwide Financial Services, Inc.)

Condensed Consolidated Statements of Changes in Equity

Three Months Ended March 31, 2009 and 2008

(Unaudited)

(in millions)

	Common stock	Additional paid-in capital	Retained earnings	Accumulated other comprehensive loss	Total shareholder’s equity	Non-controlling interest	Total equity
Balance as of December 31, 2007	$3.8	$274.4	$4,049.5	$(90.5)	$4,237.2	$465.7	$4,702.9

Dividends to NFS	—	—	(246.5)	—	(246.5)	—	(246.5)
Member contributions to noncontrolling interest	—	—	—	—	—	10.8	10.8
Other, net	—	—	—	—	—	0.4	0.4

Comprehensive loss:
Net income (loss)	—	—	15.5	—	15.5	(10.5)	5.0
Other comprehensive loss, net of taxes	—	—	—	(268.7)	(268.7)	—	(268.7)

Total comprehensive loss					(253.2)	(10.5)	(263.7)

Balance as of March 31, 2008	$3.8	$274.4	$3,818.5	$(359.2)	$3,737.5	$466.4	$4,203.9

Balance as of December 31, 2008	$3.8	$613.2	$2,973.2	$(1,311.2)	$2,279.0	$416.0	$2,695.0

Cumulative effect of adoption of accounting principle, net of taxes	—	—	235.0	(235.0)	—	—	—

Comprehensive loss:
Net loss	—	—	(105.1)	—	(105.1)	(11.0)	(116.1)
Other comprehensive gain, net of taxes	—	—	—	39.7	39.7	—	39.7

Total comprehensive loss					(65.4)	(11.0)	(76.4)

Balance as of March 31, 2009	$3.8	$613.2	$3,103.1	$(1,506.5)	$2,213.6	$405.0	$2,618.6

See accompanying notes to condensed consolidated financial statements.

NATIONWIDE LIFE INSURANCE COMPANY AND SUBSIDIARIES

(a wholly-owned subsidiary of Nationwide Financial Services, Inc.)

Condensed Consolidated Statements of Cash Flows

(Unaudited)

(in millions)

	Three months ended March 31,
	2009	2008
Cash flows from operating activities:
Net (loss) income	$(105.1)	$15.5
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Net realized investment (gains) losses	(367.8)	109.5
Other-than-temporary impairment losses	303.7	85.8
Interest credited to policyholder accounts	263.2	293.6
Capitalization of deferred policy acquisition costs	(122.4)	(149.6)
Amortization of deferred policy acquisition costs	300.1	61.6
Amortization and depreciation	16.1	3.1
Increase in other assets	(196.4)	(89.9)
Increase (decrease) in policy and other liabilities	174.9	(81.5)
Decrease (increase) in derivative assets	109.8	(155.9)
Increase in derivative liabilities	46.0	141.9
Other, net	21.9	5.1

Net cash provided by operating activities	444.0	239.2

Cash flows from investing activities:
Proceeds from maturity of securities available-for-sale	1,317.1	1,002.5
Proceeds from sale of securities available-for-sale	1,036.0	420.5
Proceeds from repayments or sales of mortgage loans on real estate	196.5	209.8
Cost of securities available-for-sale acquired	(3,611.0)	(1,286.4)
Cost of mortgage loans on real estate originated or acquired	(1.8)	(52.2)
Net decrease (increase) in short-term investments	670.9	(194.9)
Collateral paid, net	(283.5)	(13.2)
Other, net	12.7	(68.4)

Net cash (used in) provided by investing activities	(663.1)	17.7

Cash flows from financing activities:
Net decrease in short-term debt	—	(35.7)
Investment and universal life insurance product deposits and other additions	1,109.4	611.8
Investment and universal life insurance product withdrawals and other deductions	(926.0)	(833.1)
Other, net	12.8	—

Net cash provided by (used in) financing activities	196.2	(257.0)

Net decrease in cash	(22.9)	(0.1)
Cash, beginning of period	36.7	1.3

Cash, end of period	$13.8	$1.2

See accompanying notes to condensed consolidated financial statements.

NATIONWIDE LIFE INSURANCE COMPANY AND SUBSIDIARIES

(a wholly-owned subsidiary of Nationwide Financial Services, Inc.)

Notes to Condensed Consolidated Financial Statements (Unaudited)

March 31, 2009 and 2008

(1)	Basis of Presentation

The accompanying condensed consolidated financial statements of Nationwide Life Insurance Company and subsidiaries (NLIC, or collectively, the Company) have been prepared in accordance with U.S. generally accepted accounting principles (GAAP) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all information and footnotes required by GAAP for complete financial statements. The financial information included herein reflects all adjustments (all of which are normal and recurring in nature) which are, in the opinion of management, necessary for a fair presentation of financial position and results of operations. Operating results for all periods presented are not necessarily indicative of the results that may be expected for the full year. All significant intercompany balances and transactions have been eliminated. The accompanying condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and related notes for the year ended December 31, 2008 included in the Company’s 2008 Annual Report on Form 10-K.

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

(2)	Summary of Significant Accounting Policies

A complete summary of the Company’s significant accounting policies is included in Note 2 to the audited consolidated financial statements included in the Company’s 2008 Annual Report on Form 10-K. There have been no material changes to these policies since December 31, 2008 except as noted below.

NATIONWIDE LIFE INSURANCE COMPANY AND SUBSIDIARIES

(a wholly-owned subsidiary of Nationwide Financial Services, Inc.)

Notes to Condensed Consolidated Financial Statements (Unaudited), Continued

March 31, 2009 and 2008

(3)	Recently Issued Accounting Standards

In April 2009, the Financial Accounting Standards Board (FASB) issued FASB Staff Position (FSP) Financial Accounting Standard (FAS) 115-2 and FAS 124-2, Recognition and Presentation of Other-Than-Temporary Impairments, (FSP FAS 115-2 and FAS 124-2). FSP FAS 115-2 and FAS 124-2 provides guidance designed to create greater clarity and consistency in accounting for and presenting impairment losses on debt and equity securities. FSP FAS 115-2 and FAS 124-2 is effective for interim and annual periods ending after June 15, 2009, with early adoption permitted for interim and annual periods ending after March 15, 2009. As of the beginning of the interim period of adoption, FSP FAS 115-2 and FAS 124-2 requires a cumulative-effect adjustment to reclassify the noncredit component of a previously recognized other-than-temporary impairment loss from retained earnings to other comprehensive income. The Company elected to early adopt FSP FAS 115-2 and FAS 124-2 as of the period ending March 31, 2009. The adoption of FSP FAS 115-2 and FAS 124-2 resulted in a cumulative-effect adjustment of $235.0 million, net of taxes, as an adjustment to the opening balance of retained earnings with a corresponding adjustment to accumulated other comprehensive income (AOCI).

In April 2009, the FASB issued FSP FAS 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly (FSP FAS 157-4). FSP FAS 157-4 provides guidelines for making fair value measurements more consistent with the principles presented in Statement of Financial Accounting Standards (SFAS) No. 157, Fair Value Measurements (SFAS 157). FSP FAS 157-4 is effective for interim and annual periods ending after June 15, 2009, with early adoption permitted for interim and annual periods ending after March 15, 2009. The Company elected to early adopt FSP FAS 157-4 as of the period ending March 31, 2009.

In April 2009, the FASB issued FSP FAS 107-1 and Accounting Principles Bulletin (APB) 28-1, Interim Disclosures about Fair Value of Financial Instruments, (FSP FAS 107-1 and APB 28-1). FSP FAS 107-1 and APB 28-1 amends FASB Statement No. 107, Disclosures about Fair Value of Financial Instruments (SFAS 107), to require disclosures about fair value of financial instruments within the scope of FAS 107 for interim reporting periods of publicly traded companies as well as in annual financial statements. FSP FAS 107-1 and APB 28-1 is effective for interim periods ending after June 15, 2009, with early adoption permitted for interim periods ending after March 15, 2009. The Company will adopt FSP FAS 107-1 and APB 28-1 and include the required disclosures in the financial statements for the interim period ending June 30, 2009.

In November 2008, the FASB Board ratified the Emerging Issues Task Force’s (EITF) consensus EITF 08-7, Accounting for Defensive Intangible Assets (EITF 08-7). EITF 08-7 requires defensive intangible assets acquired in a business combination or asset acquisition to be accounted for as a separate unit of accounting. In doing so, the asset should not be included as part of the cost of an entity’s existing intangible asset(s) because the defensive intangible asset is separately identifiable. EITF 08-7 is effective for intangible assets acquired on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. The Company adopted EITF 08-7 effective January 1, 2009. On the date of adoption, there was no impact to the Company’s financial position or results of operations. The Company will apply EITF 08-7 prospectively for intangible assets acquired on or after January 1, 2009.

In November 2008, the FASB Board ratified the EITF’s consensus EITF 08-6, Equity Method Investment Accounting Considerations (EITF 08-6). EITF 08-6 clarifies how to account for certain transactions and impairment considerations involving equity method investments. Specifically, EITF 08-6 notes: 1) an entity shall measure its equity method investment initially at cost 2) an equity method investor is required to recognize other-than-temporary impairments of an equity method investment in accordance with paragraph 19(h) of Opinion 18 and an equity method investor shall not separately test an investee’s underlying indefinite-lived intangible asset(s) for impairment 3) an equity method investor shall account for a share issuance by an investee as if the investor had sold a proportionate share of its investment and any gain or loss to the investor resulting from an investee’s share issuance shall be recognized in earnings. This EITF is effective on a prospective basis in fiscal years beginning on or after December 15, 2008, and interim periods within those fiscal years. The Company adopted EITF 08-6 effective January 1, 2009. On the date of adoption, there was no impact to the Company’s financial position or results of operations. The Company will apply EITF 08-6 prospectively as is required.

NATIONWIDE LIFE INSURANCE COMPANY AND SUBSIDIARIES

(a wholly-owned subsidiary of Nationwide Financial Services, Inc.)

Notes to Condensed Consolidated Financial Statements (Unaudited), Continued

March 31, 2009 and 2008

In April 2008, the FASB issued FSP FAS 142-3, Determination of the Useful Life of Intangible Assets (FSP FAS 142-3). FSP FAS 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142, Goodwill and Other Intangible Assets (SFAS 142). FSP FAS 142-3 is effective for financial statements issued for fiscal years and interim periods beginning after December 15, 2008. The amended factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS 142 are to be applied prospectively to intangible assets acquired after the effective date. The Company adopted FSP 142-3 effective January 1, 2009. On the date of adoption, there was no impact to the Company’s financial position or results of operations. The Company will apply FSP FAS 142-3 prospectively to intangible assets acquired after January 1, 2009 as is required.

In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133 (SFAS 161). SFAS 161 amends and expands the disclosure requirements of SFAS 133 with the intent to provide users of financial statements with an enhanced understanding of how and why an entity uses derivative instruments, how derivative instruments and related hedged items are accounted for under SFAS 133 and its related interpretations, and how derivative instruments and related hedged items affect an entity’s financial position, financial performance and cash flows. SFAS 161 requires qualitative disclosures about objectives and strategies for using derivatives, quantitative disclosures about derivative instrument fair values and related gains and losses, and disclosures about credit-risk-related contingent features in derivative agreements. SFAS 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. The Company adopted SFAS 161 effective March 31, 2009.

In February 2008, the FASB issued FSP FAS 157-2, Effective Date of FASB Statement No. 157 (FSP FAS 157-2). This FSP delays the effective date of SFAS 157 for nonfinancial assets and liabilities until fiscal years and interim periods beginning after November 15, 2008. FSP FAS 157-2 applies to nonfinancial assets and liabilities, except for items that are recognized or disclosed at fair value in the Company’s financial statements on a recurring basis (at least annually), and is effective upon issuance. The Company adopted FSP FAS 157-2 effective January 1, 2009. On the date of adoption, there was no impact to the Company’s financial position or results of operations.

In December 2007, the FASB issued SFAS No. 141 (revised 2007), Business Combinations (SFAS 141R), which replaces SFAS No. 141, Business Combinations (SFAS 141). The objective of SFAS 141R is to improve the relevance, representational faithfulness, and comparability of the information that a reporting entity provides in its financial reports about a business combination and its effects. Accordingly, SFAS 141R establishes principles and requirements for how the acquirer: 1) recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree; 2) recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase; and 3) determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. SFAS 141R applies to all transactions or other events in which an entity obtains control of one or more businesses and retains the fundamental requirements in SFAS 141 that the acquisition method of accounting be used for all business combinations and for an acquirer to be identified for each business combination. SFAS 141R defines the acquirer as the entity that obtains control of one or more businesses in the business combination and establishes the acquisition date as the date that the acquirer achieves control. SFAS 141R is applicable prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. Earlier application is prohibited. The Company adopted SFAS 141R effective January 1, 2009. The Company will apply SFAS 141R prospectively to any business combination on or after January 1, 2009 as is required.

NATIONWIDE LIFE INSURANCE COMPANY AND SUBSIDIARIES

(a wholly-owned subsidiary of Nationwide Financial Services, Inc.)

Notes to Condensed Consolidated Financial Statements (Unaudited), Continued

March 31, 2009 and 2008

In April 2009, the FASB issued FSP FAS 141R-1, Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arise from Contingencies (FSP FAS 141R-1). FSP FAS 141R-1 amends the guidance of FAS 141R related to contingencies. First, FSP FAS 141R-1 requires the acquirer to recognize the contingency at fair value, at the acquisition date, if the acquisition-date fair value of that asset or liability can be determined during the measurement period. Second, if the first criteria is not applicable as the fair value of the asset or liability cannot be determined during the measurement period, then the contingency shall be recognized if both A) Information available before the end of the measurement period indicates that it is probable that an asset existed or that a liability had been incurred at the acquisition date and B) the amount of the asset or liability can be reasonably estimated. If neither of these acquisition date recognition criterion apply, the acquirer shall not recognize an asset or liability as of the acquisition date. In periods after the acquisition date, the acquirer shall account for an asset or a liability arising from a contingency that does not meet the recognition criteria at the acquisition date in accordance with other applicable GAAP, including Statement 5, Accounting for Contingencies, as appropriate.

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements, an Amendment of ARB No. 51 (SFAS 160). The objective of SFAS 160 is to improve the relevance, comparability, and transparency of the financial information that a reporting entity provides in its consolidated financial statements by establishing accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. SFAS 160 also amends certain consolidation procedures prescribed by Accounting Research Bulletin No. 51, Consolidated Financial Statements, for consistency with the requirements of SFAS 141R. SFAS 160 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. Earlier adoption is prohibited. The Company adopted SFAS 160 effective January 1, 2009. The required presentation of noncontrolling interests is reflected in the consolidated financial statements. As a result of the adoption of SFAS 160, the Company reclassified $416.0 million from other liabilities to equity as of December 31, 2008, representing the noncontrolling interest of low-income-housing tax credit funds (LIHTC Funds). See Note 10 for further discussion on the LIHTC Funds. The accounting requirements of SFAS 160 will be applied to any acquisitions or dispositions of noncontrolling interests on or after January 1, 2009 as is required.

NATIONWIDE LIFE INSURANCE COMPANY AND SUBSIDIARIES

(a wholly-owned subsidiary of Nationwide Financial Services, Inc.)

Notes to Condensed Consolidated Financial Statements (Unaudited), Continued

March 31, 2009 and 2008

(4)	Fair Value Measurements

Fair Value Option

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

The Company categorizes financial assets and liabilities recorded at fair value in the condensed consolidated balance sheets as follows:

•

Level 1 – Unadjusted quoted prices accessible in active markets for identical assets or liabilities at the measurement date. The types of assets and liabilities utilizing Level 1 valuations include U.S. Treasury and agency securities, residential mortgage-backed securities, equity securities listed in active markets, investments in publicly traded mutual funds with quoted market prices, and listed derivatives.

•

Level 2 – Unadjusted quoted prices for similar assets or liabilities in active markets or inputs (other than quoted prices) that are observable or that are derived principally from or corroborated by observable market data through correlation or other means. The types of assets and liabilities utilizing Level 2 valuations generally include U.S. Government agency securities, municipal bonds, structured notes residential mortgage-backed securities, commercial mortgage-backed securities, collateralized debt obligations, other asset-backed securities (ABSs), certain corporate debt, certain private placement investments, and certain derivatives, including certain cross-currency interest rate swaps and credit default swaps.

NATIONWIDE LIFE INSURANCE COMPANY AND SUBSIDIARIES

(a wholly-owned subsidiary of Nationwide Financial Services, Inc.)

Notes to Condensed Consolidated Financial Statements (Unaudited), Continued

March 31, 2009 and 2008

•

Level 3 – Prices or valuation techniques that require inputs that are both unobservable and significant to the overall fair value measurement. Inputs reflect management’s best estimate about the assumptions market participants would use at the measurement date in pricing the asset or liability. Consideration is given to the risk inherent in both the method of valuation and the valuation inputs. Generally, the types of assets and liabilities utilizing Level 3 valuations are certain commercial mortgage-backed securities, collateralized debt obligations, other ABSs, certain corporate debt, certain private placement investments, certain mutual fund holdings, and certain derivatives, including embedded derivatives associated with living benefit contracts.

Included in Level 3 financial assets are investments that the Company utilizes internal pricing models to assist in determining the estimated fair values. For certain residential mortgage-backed securities backed by Prime, Sub-prime and Alt-A collateral, the estimated fair value is determined by using a weighting of internal pricing models and independent pricing services. As of December 31, 2008, these investments were priced solely with the assistance of independent pricing services. As a result of continued decline in the level of activity in these markets during the first quarter of 2009, and in accordance with FSP FAS 157-4, management did not believe that prices were necessarily representative of the investment’s fair value, which would be the price that would be received in selling the investment in an orderly transaction (that is, not a forced liquidation or distressed sale) between market participants at the measurement date. It is the Company’s judgment that a weighting of internal pricing models and independent pricing services represents a better estimate of the investment’s fair value and complies with FSP FAS 157-4.

As such, management determined that the use of multiple valuation techniques, considering both an income approach (that maximizes the use of relevant observable inputs and minimizes the use of unobservable inputs) and a market approach (that observes quotes provided by independent pricing services) produces a result more representative of a investment’s fair value than the market approach valuation technique used at prior measurement dates. The income approach incorporates cash flows for each investment adjusted for expected losses in different interest rate and housing scenarios. The adjusted cash flows are then discounted using a risk premium that market participants would demand because of the risk in the cash flows. The risk premium is reflective of an orderly transaction between market participants at the measurement date under current market conditions and includes items such as liquidity and structure risk.

These internally-generated prices were then reviewed in light of the prices obtained from multiple independent pricing services. The results of these internal prices were then weighted with the prices obtained from the independent pricing services, considering the relative range of values suggested by the indications, to determine the estimated fair value.

In addition, certain of the Company’s holdings in collateralized debt obligations are priced using a weighting of broker quotes and internal pricing models to determine the estimated fair values.

NATIONWIDE LIFE INSURANCE COMPANY AND SUBSIDIARIES

(a wholly-owned subsidiary of Nationwide Financial Services, Inc.)

Notes to Condensed Consolidated Financial Statements (Unaudited), Continued

March 31, 2009 and 2008

The following table summarizes assets and liabilities measured at fair value on a recurring basis as of March 31, 2009:

(in millions)	Level 1	Level 2	Level 3	Total
Assets
Investments:
Securities available-for-sale:
Fixed maturity securities:
U.S. Treasury securities and obligations of U.S. Government corporations and agencies	$511.4	$4.3	$—	$515.7
Obligations of states and political subdivisions	—	209.8	—	209.8
Debt securities issued by foreign governments	—	36.2	—	36.2
Corporate securities	2.0	10,871.0	1,313.4	12,186.4
Residential mortgage-backed securities	161.1	2,381.0	2,847.3	5,389.4
Commercial mortgage-backed securities	—	597.1	203.1	800.2
Collateralized debt obligations	—	77.3	162.1	239.4
Other asset-backed securities	—	331.3	128.2	459.5

Total fixed maturity securities	674.5	14,508.0	4,654.1	19,836.6
Equity securities	7.7	12.1	1.4	21.2

Total securities available-for-sale	682.2	14,520.1	4,655.5	19,857.8
Mortgage loans held for sale[1]	—	—	65.9	65.9
Short-term investments	67.8	2,042.2	—	2,110.0

Total investments	750.0	16,562.3	4,721.4	22,033.7

Cash	13.8	—	—	13.8

Derivative assets[2]	—	523.9	672.7	1,196.6

Separate account assets[3,5]	8,803.7	32,818.6	2,174.2	43,796.5

Total assets	$9,567.5	$49,904.8	$7,568.3	$67,040.6

Liabilities
Future policy benefits and claims[4]	$—	$—	$(1,476.7)	$(1,476.7)
Derivative liabilities[2]	(118.3)	(405.6)	(9.5)	(533.4)

Total liabilities	$(118.3)	$(405.6)	$(1,486.2)	$(2,010.1)

[1]	Carried at fair value as elected under SFAS 159.
[2]	Comprised of interest rate swaps, cross-currency interest rate swaps, credit default swaps, other non-hedging instruments, equity option contracts and interest rate futures contracts.
[3]	Comprised of public, privately registered and non-registered mutual funds and investments in securities.
[4]

Related to embedded derivatives associated with living benefit contracts. The Company’s guaranteed minimum accumulation benefits (GMABs), guaranteed lifetime withdrawal benefits (GLWBs) and hybrid GMABs/GMWBs are considered embedded derivatives under current accounting guidance, resulting in the related liabilities being separated from the host insurance product and recognized at fair value, with changes in fair value reported in earnings. This balance also includes embedded derivatives associated with fixed equity-indexed annuities (EIA) that provide for interest earnings that are linked to the performance of specified equity market indices.

[5]	The fair value of separate account liabilities is set to equal the fair value of separate account assets.

NATIONWIDE LIFE INSURANCE COMPANY AND SUBSIDIARIES

(a wholly-owned subsidiary of Nationwide Financial Services, Inc.)

Notes to Condensed Consolidated Financial Statements (Unaudited), Continued

March 31, 2009 and 2008

The following table summarizes assets and liabilities measured at fair value on a recurring basis as of December 31, 2008:

(in millions)	Level 1	Level 2	Level 3	Total
Assets
Investments:
Securities available-for-sale:
Fixed maturity securities:
U.S. Treasury securities and obligations of U.S. Government corporations and agencies	$549.9	$4.3	$—	$554.2
Obligations of states and political subdivisions	—	217.1	—	217.1
Debt securities issued by foreign governments	—	38.9	—	38.9
Corporate securities	2.0	10,138.9	1,238.3	11,379.2
Residential mortgage-backed securities	530.2	2,021.0	2,787.4	5,338.6
Commercial mortgage-backed securities	—	627.1	225.9	853.0
Collateralized debt obligations	—	71.0	249.2	320.2
Other asset-backed securities	—	438.2	107.8	546.0

Total fixed maturity securities	1,082.1	13,556.5	4,608.6	19,247.2
Equity securities	1.4	15.2	9.9	26.5

Total securities available-for-sale	1,083.5	13,571.7	4,618.5	19,273.7
Mortgage loans held for sale[1]	—	—	124.5	124.5
Short-term investments	36.2	2,744.7	—	2,780.9

Total investments	1,119.7	16,316.4	4,743.0	22,179.1

Cash	36.7	—	—	36.7

Derivative assets[2]	—	708.5	597.6	1,306.1

Separate account assets[3,5]	9,530.3	35,270.0	2,136.6	46,936.9

Total assets	$10,686.7	$52,294.9	$7,477.2	$70,458.8

Liabilities
Future policy benefits and claims[4]	$—	$—	$(1,739.7)	$(1,739.7)
Derivative liabilities[2]	(6.0)	(385.9)	(4.2)	(396.1)

Total liabilities	$(6.0)	$(385.9)	$(1,743.9)	$(2,135.8)

[1]	Carried at fair value as elected under SFAS 159.
[2]	Comprised of interest rate swaps, cross-currency interest rate swaps, credit default swaps, other non-hedging instruments, equity option contracts and interest rate futures contracts.
[3]	Comprised of public, privately registered and non-registered mutual funds and investments in securities.
[4]

Relates to GMAB, GLWB and EIA embedded derivatives associated with contracts with living benefit riders. Related derivatives are internally valued. The valuation of guaranteed minimum benefit embedded derivatives is based on capital market and actuarial risk assumptions, including risk margin considerations reflecting policyholder behavior. The Company uses both observable and unobservable inputs, such as published swap rates and historical volatilities as well as implied volatilities, in its capital market assumptions. Actuarial assumptions, including lapse behavior and mortality rates, are either based on annuity experience or pricing assumptions if experience has not yet developed.

[5]	The fair value of separate account liabilities is set to equal the fair value of separate account assets.

NATIONWIDE LIFE INSURANCE COMPANY AND SUBSIDIARIES

(a wholly-owned subsidiary of Nationwide Financial Services, Inc.)

Notes to Condensed Consolidated Financial Statements (Unaudited), Continued

March 31, 2009 and 2008

The following table summarizes financial instruments for which the Company used significant unobservable inputs (Level 3) to determine fair value measurements for the three months ended March 31, 2009:

		Net investment gains (losses)						Change in unrealized gains (losses) in earnings due to assets still held
(in millions)	Balance as of December 31, 2008	In earnings (realized and unrealized)[1]	In OCI (unrealized)[2],7	Purchases, issuances, sales and settlements[7]	Transfers in to Level 3	Transfers out of Level 3	Balance as of March 31, 2009
Assets
Investments:
Securities available-for-sale[3]:
Fixed maturity securities
Obligations of states and political subdivisions	$—	$—	$—	$(3.8)	$3.8	$—	$—	$—
Corporate securities	1,238.3	(47.1)	(100.1)	(74.0)	332.6	(36.3)	1,313.4	—
Residential mortgage-backed securities	2,787.4	(68.6)	(40.8)	168.4	18.4	(17.5)	2,847.3	—
Commercial mortgage-backed securities	225.9	(10.5)	(14.3)	2.0	—	—	203.1	—
Collateralized debt obligations	249.2	(20.7)	(107.1)	56.1	0.4	(15.8)	162.1	—
Other asset-backed securities	107.8	(1.2)	3.3	6.6	16.5	(4.8)	128.2	—

Total fixed maturity securities	4,608.6	(148.1)	(259.0)	155.3	371.7	(74.4)	4,654.1	—
Equity securities	9.9	—	(0.2)	—	—	(8.3)	1.4	—

Total securities available-for-sale	4,618.5	(148.1)	(259.2)	155.3	371.7	(82.7)	4,655.5	—
Mortgage loans held for sale	124.5	(9.3)	—	(49.3)	—	—	65.9	(4.0)

Total investments	4,743.0	(157.4)	(259.2)	106.0	371.7	(82.7)	4,721.4	(4.0)
Derivative assets	597.6	71.0	(12.1)	16.2	—	—	672.7	70.6
Separate account assets[4,6]	2,136.6	38.9	—	(5.3)	4.0	—	2,174.2	38.9

Total assets	$7,477.2	$47.5	$(271.3)	$116.9	$375.7	$(82.7)	$7,568.3	$105.5

Liabilities
Future policy benefits and claims[5]	$(1,739.7)	$265.2	$—	$(2.2)	$—	$—	$(1,476.7)	$(265.2)
Derivative liabilities	(4.2)	(5.3)	—	—	—	—	(9.5)	5.3

Total liabilities	$(1,743.9)	$259.9	$—	$(2.2)	$—	$—	$(1,486.2)	$(259.9)

[1]	Includes gains and losses on sales of financial instruments, changes in market value of certain instruments and other-than-temporary impairments.
[2]	Includes changes in market value of certain instruments.
[3]

Includes non-investment grade collateralized mortgage obligations, residential mortgage-backed securities, commercial mortgage-backed securities, other ABSs, certain counterparty or internally priced securities, and securities that are at or near default based on designations assigned by the National Association of Insurance Commissioners (NAIC) (see Note 6 for a discussion of NAIC designations). Equity securities represent holdings in non-registered mutual funds with significant unobservable inputs.

[4]

Comprised of non-registered mutual funds with significant unobservable and/or liquidity restrictions. The net unrealized investment loss on these non-registered mutual funds is attributable to contractholders and, therefore, is not included in the Company’s earnings.

[5]

Relates to GMAB, GLWB and EIA embedded derivatives associated with contracts with living benefit riders. Related derivatives are internally valued. The valuation of guaranteed minimum benefit embedded derivatives is based on capital market and actuarial risk assumptions, including risk margin considerations reflecting policyholder behavior. The Company uses both observable and unobservable inputs, such as published swap rates and historical volatilities as well as implied volatilities, in its capital market assumptions. Actuarial assumptions, including lapse behavior and mortality rates, are either based on annuity experience or pricing assumptions if experience has not yet developed.

[6]	The value of separate account liabilities is set to equal the fair value of separate account assets.
[7]

Includes $248.0 million of residential mortgage-backed securities, $59.1 million of collateralized debt obligations, $32.8 million of corporate debt securities and $3.8 million of commercial mortgage-backed securities associated with the book value increase with an offsetting change in OCI due to the effects of the cumulative adjustments recorded as of January 1, 2009 with the adoption of FSP FAS 115-2 and FAS 124-2.

NATIONWIDE LIFE INSURANCE COMPANY AND SUBSIDIARIES

(a wholly-owned subsidiary of Nationwide Financial Services, Inc.)

Notes to Condensed Consolidated Financial Statements (Unaudited), Continued

March 31, 2009 and 2008

The following table summarizes financial instruments for which the Company used significant unobservable inputs (Level 3) to determine fair value measurements for the three months ended March 31, 2008:

		Net investment gains (losses)						Change in unrealized gains (losses) in earnings due to assets still held
(in millions)	Balance as of December 31, 2007	In earnings (realized and unrealized)[1]	In OCI (unrealized)[2]	Purchases, issuances, sales and settlements	Transfers in to Level 3	Transfers out of Level 3	Balance as of March 31, 2008
Assets
Investments:
Securities available-for-sale[3]:
Fixed maturity securities
Corporate securities	$1,435.5	$(19.5)	$(26.7)	$(51.0)	$331.1	$(101.7)	$1,567.7	$—
Residential mortgage-backed securities	190.5	(3.7)	(24.4)	(3.0)	11.6	(47.4)	123.6	—
Commercial mortgage-backed securities	80.3	(10.4)	7.0	(4.6)	16.9	(58.8)	30.4
Collateralized debt obligations	544.4	(30.0)	(71.7)	21.1	142.4	—	606.2
Other asset-backed securities	109.8	(7.1)	(4.4)	(9.4)	65.7	(1.7)	152.9	—

Total fixed maturity securities	2,360.5	(70.7)	(120.2)	(46.9)	567.7	(209.6)	2,480.8	—
Equity securities	1.4	—	(0.6)	—	—	—	0.8	—

Total securities available-for-sale	2,361.9	(70.7)	(120.8)	(46.9)	567.7	(209.6)	2,481.6	—
Mortgage loans held for sale	86.1	(9.5)	—	14.0	—	—	90.6	(9.4)
Short-term investments	371.9	(5.2)	(0.9)	262.9	41.8	—	670.5	—

Total investments	2,819.9	(85.4)	(121.7)	230.0	609.5	(209.6)	3,242.7	(9.4)
Derivative assets	166.6	61.2	3.2	—	—	—	231.0	61.2
Separate account assets[4,6]	2,258.3	(626.5)	—	81.0	0.6	(2.6)	1,710.8	(661.5)

Total assets	$5,244.8	$(650.7)	$(118.5)	$311.0	$610.1	$(212.2)	$5,184.5	$(609.7)

Liabilities
Future policy benefits and claims[5]	$(128.9)	$(193.9)	$—	$(1.8)	$—	$—	$(324.6)	$(193.9)
Derivative liabilities	(16.3)	(3.9)	—	—	—	—	(20.2)	(3.9)

Total liabilities	$(145.2)	$(197.8)	$—	$(1.8)	$—	$—	$(344.8)	$(197.8)

[1]

Includes gains and losses on sales of financial instruments, changes in market value of certain instruments and other-than-temporary impairments. The net unrealized loss on separate account assets is attributable to contractholders and, therefore, is not included in the Company’s earnings.

[2]	Includes changes in market value of certain instruments.
[3]

Includes non-investment grade collateralized mortgage obligations, residential mortgage-backed securities, commercial mortgage-backed securities, other ABSs, counterparty or internally priced securities, and securities that are at or near default based on designations assigned by the National Association of Insurance Commissioners (NAIC) (see Note 6 for a discussion of NAIC designations). Equity securities represent holdings in non-registered mutual funds with significant unobservable inputs.

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

[6]	The value of separate account liabilities is set to equal the fair value of separate account assets.

NATIONWIDE LIFE INSURANCE COMPANY AND SUBSIDIARIES

(a wholly-owned subsidiary of Nationwide Financial Services, Inc.)

Notes to Condensed Consolidated Financial Statements (Unaudited), Continued

March 31, 2009 and 2008

Transfers

The Company reviews its fair value hierarchy classifications quarterly. Changes in observability of significant valuation inputs identified during these reviews may trigger reclassification of fair value hierarchy levels of financial assets and liabilities. These reclassifications will be reported as transfers in/out of Level 3 in the beginning of the period in which the change occurs. During the first quarter of 2009, transfers into Level 3 were driven by investments in corporate securities and residential mortgage-backed securities, primarily due to ratings downgrades, as well as changes in pricing sources from corporate pricing matrix based to utilizing broker quotes or internal valuation techniques. During the first quarter of 2009, additional observable inputs were obtained on assets previously considered Level 3, which led to transfers out of that category.

Fair Value on a Nonrecurring Basis

The Company did not have any assets or liabilities reported at fair value on a nonrecurring basis required to be disclosed under SFAS 157 and FSP FAS 157-2.

(5)	Derivative Financial Instruments

Qualitative Disclosures

SFAS 133 requires companies to recognize all of its derivative instruments as either assets or liabilities in the statement of financial position at fair value. The accounting for changes in the fair value (e.g. gains or losses) of a derivative instrument depends on whether it has been designated and qualifies as part of a hedging relationship, and further, on the type of hedging relationship.

For derivative instruments that are designated and qualify as a cash flow hedge (e.g. hedging the exposure to variability in expected future cash flows that is attributable to interest rate risk), the effective portion of the gain or loss on the derivative instrument is reported as a component of AOCI and reclassified into earnings in the same line item associated with the forecasted transaction and in the same period or periods during which the hedged transaction affects earnings (e.g. interest income on a floating rate asset). The remaining gain or loss on the derivative instrument in excess of the cumulative change in the present value of future cash flows of the hedged item, if any (ineffectiveness) or hedge components excluded from the assessment of effectiveness, are recognized in the condensed consolidated statement of (loss) income during the current period.

For derivative instruments that are designated and qualify as a fair value hedge (e.g. hedging the exposure to changes in the fair value of an asset or a liability or an identified portion thereof that is attributable to a particular risk), the gain or loss on the derivative instrument as well as the hedged item are both recognized in t net realized investment gains and losses.

For derivative instruments that are not designated as a hedging instrument, the gain or loss on the derivative instrument is recognized in either realized investment gains and losses or other income.

The Company periodically evaluates the risks within the derivative portfolios due to credit exposure. When evaluating this risk, the Company considers several factors which include, but are not limited to, the counterparty risk associated with derivative receivables, the Company’s own credit as it relates to derivative payables, the collateral thresholds associated with each counterparty, and changes in relevant market data in order to gain insight into the probability of default by the counterparty. In addition, the effect that the Company’s exposure to credit risk could have on the effectiveness of the Company’s hedging relationships is considered. As of March 31, 2009, the impact of the exposure to credit risk on both the fair value measurement of derivative assets and liabilities and the effectiveness of the Company’s hedging relationships was immaterial.

NATIONWIDE LIFE INSURANCE COMPANY AND SUBSIDIARIES

(a wholly-owned subsidiary of Nationwide Financial Services, Inc.)

Notes to Condensed Consolidated Financial Statements (Unaudited), Continued

March 31, 2009 and 2008

As of March 31, 2009 and December 31, 2008, the Company had received $877.9 million and $1.02 billion, respectively, of cash for derivative collateral, which is in turn invested in short-term investments. The Company also held $31.0 million and $35.4 million of securities as off-balance sheet collateral on derivative transactions as of March 31, 2009 and December 31, 2008, respectively. As of March 31, 2009 and December 31, 2008, the Company had pledged fixed maturity securities with a fair value of $91.3 million and $24.5 million, respectively, as collateral to various derivative counterparties. There are no contingent features associated with the Company’s derivative instruments which would require additional collateral to be pledged to counterparties. There are no contingent features associated with the Company’s derivative instruments which would require additional collateral to be pledged to counterparties.

The Company is exposed to certain other risks relating to its ongoing business operations. The primary risks managed by using derivative instruments are interest rate risk, foreign currency exchange risk, equity risk and credit risk.

Derivatives Qualifying for Hedge Accounting – Interest Rate Risk Management

The Company periodically purchases variable rate investments (e.g. commercial mortgage loans and corporate bonds). As a result, the Company is exposed to variability in cash flows and investment income due to changes in interest rates. Such variability poses risks to the Company when the assets are funded with fixed rate liabilities. In an effort to manage this risk, the Company may enter into receive fixed/pay variable interest rate swaps.

In using these interest rate swaps, the Company receives fixed interest rate payments and makes variable rate payments. The variable interest paid on the swap is intended to match the variable interest received on the investment, resulting in the Company receiving the fixed interest payments on the swap. The net receipt of a fixed rate will offset the fixed rate paid on the liability. These interest rate swaps are designated as a hedging instrument in a cash flow hedging relationship.

The Company has periodically issued variable U.S. denominated medium-term notes (MTN). The proceeds from these debt issuances is generally used to purchase fixed rate assets (generally available-for-sale corporate or private placement bonds or commercial mortgage loans). In a rising interest rate environment, the Company is exposed to narrowing margins as interest expense will increase while interest income remains constant. To manage this risk, the Company has entered into pay fixed, receive variable interest rate swaps. The interest rate swap agreement utilized by the Company effectively modifies its exposure to interest rate risk by converting the Company’s floating rate medium term notes to a fixed rate, thus reducing the impact of interest rate changes on future interest expense. These interest rate swaps are designated as a hedging instrument in a cash flow hedging relationship.

The Company also enters into fixed rate commercial mortgage loan and private placement commitments or commitments to purchases fixed rate assets (generally available-for-sale corporate or private placement bonds and commercial mortgage loans). The Company is exposed to declining values of the assets due to rising interest rates. In an effort to manage this risk, the Company enters into short U.S. Treasury futures and/or interest rate swaps. As interest rates change, the increase or decrease in the value of the derivative instrument will offset the changes in value of the asset (relative to interest rates). These futures and swaps are designated as a hedging instrument in a fair value hedging relationship.

NATIONWIDE LIFE INSURANCE COMPANY AND SUBSIDIARIES

(a wholly-owned subsidiary of Nationwide Financial Services, Inc.)

Notes to Condensed Consolidated Financial Statements (Unaudited), Continued

March 31, 2009 and 2008

Derivatives Qualifying for Hedge Accounting – Foreign Currency Risk Management

The Company purchases foreign-denominated fixed rate assets and the associated investment income is exposed to changes in the exchange rates of the foreign currencies. To manage this risk, the Company has entered into pay fixed foreign currency, receive fixed U.S. cross-currency swaps. As foreign exchange rates change, the increase or decrease in the cash flows of the derivative instrument will offset the changes in the functional-currency equivalent cash flows of the asset. These cross currency swaps are designated as a hedging instrument in a cash flow hedging relationship.

The Company also purchases foreign-denominated fixed rate assets, funded with variable rate U.S. denominated MTNs. The value of these investments is exposed to both changes in the exchange rates of the foreign currencies and changes in interest rates. To manage this risk, the Company has entered into pay fixed foreign currency, receive variable U.S. cross-currency interest rate swaps. As foreign exchange rates and interest rates change, the increase or decrease in the value of the derivative instrument will offset the changes in the asset’s value (relative to foreign currency and interest rate changes). These cross-currency interest rate swaps are designated as a hedging instrument in a fair value hedging relationship.

In addition, the Company has periodically issued fixed rate foreign-denominated MTNs, and the value of these liabilities is exposed to both changes in the exchange rates of the foreign currencies and changes in interest rates. To manage this risk, the Company has entered into receive fixed foreign currency, pay variable U.S. cross-currency interest rate swaps. As foreign exchange rates and interest rates change, the increase or decrease in the value of the derivative instrument will offset the changes in the liability’s value (relative to foreign currency and interest rate changes). These cross-currency interest rate swaps are designated as a hedging instrument in a fair value hedging relationship.

Derivatives Not Qualifying for Hedge Accounting – Interest Rate Risk Management

The Company enters into commercial mortgage loan commitments that are held for sale, which exposes the Company to changes in the fair value of such commitments due to changes in interest rates during the commitment period prior to the loans being funded. In an effort to manage this risk, the Company enters into short U.S. Treasury futures and/or pay fixed interest rate swaps during the commitment period. If interest rates rise or fall, the gains or losses on short U.S. Treasury futures will offset the change in fair value of the commitment attributable to the change in interest rates.

The Company may use pay fixed, receive variable interest rate swaps to hedge the value of a portfolio of fixed-rate assets, relative to changes in interest rates. The interest rate swaps mitigate the risk of a loss of value due to increasing interest rates, with the fluctuations in the fair values of the derivatives offsetting changes in the fair values of the portfolios resulting from changes in interest rates.

The Company offers a variety of variable annuity programs with a guaranteed minimum balance or guaranteed withdrawal benefits, and options are utilized to economically hedge a portion of these products. See Equity Market Risk Management Derivatives Not Qualifying for Hedge Accounting – Equity Market Risk Management below for further explanation. As interest rates are a component of the option’s value, the effectiveness of economically hedging the annuity products may be adversely affected by changes in interest rates. The Company enters into interest rate swaps to mitigate this risk. The fluctuation in the fair values of the derivatives offsets the changes in the fair values of the options resulting from changes in interest rates.

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

NATIONWIDE LIFE INSURANCE COMPANY AND SUBSIDIARIES

(a wholly-owned subsidiary of Nationwide Financial Services, Inc.)

Notes to Condensed Consolidated Financial Statements (Unaudited), Continued

March 31, 2009 and 2008

Derivatives Not Qualifying for Hedge Accounting – Foreign Currency Risk Management

The Company has periodically issued variable rate foreign-denominated MTNs As such, the cash flows related to these MTNs are exposed to changes in the exchange rates of the foreign currencies. Because the Company desires to retain the variable interest rate, it has entered into receive variable foreign currency, pay variable U.S. cross-currency basis swaps. The basis swap converts the debt instrument to a U.S. variable rate, thereby eliminating foreign exchange risk. While the receive-side terms of the basis swap will be consistent with the terms of the liability, the Company is not able to match the pay-side terms of the derivative to a specific asset. Therefore, these basis swaps do not receive hedge accounting treatment.

Derivatives Not Qualifying for Hedge Accounting – Equity Market Risk Management

The Company offers a variety of variable annuity programs with a guaranteed minimum balance or guaranteed withdrawal benefits. The contract holders may elect to invest in equity funds. Adverse changes in the equity markets exposes the Company to losses if the change results in contractholder’s account balances falling below the guaranteed minimum. To mitigate a portion of the risk associated with these liabilities, the Company enters into equity index futures and options. The changes in value of the futures and options will offset the changes in the annuity accounts relative to changes in the equity market.

The Company offers a variety of variable annuity programs with a guaranteed minimum balance or guaranteed withdrawal benefits, where the contractholder elects to invest its funds with a foreign equity index. Adverse changes in the foreign equity index exposes the Company to losses if the change results in contractholder’s account balances falling below the guaranteed minimum. To mitigate this risk, the Company enters into total return swaps, where the Company pays the total return on the foreign index and receives one-month LIBOR. The changes in cash flows of the total return swap will offset the changes in the annuity accounts relative to changes in the foreign index.

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

Derivatives Not Qualifying for Hedge Accounting – Credit Risk

The Company enters into two distinct types of credit derivative contracts (or credit default swaps) which allows the Company to either sell or buy credit protection on a specific creditor or credit index.

The Company sells credit default protection to counterparties on selected debt instruments with specific creditor or credit index exposure and combines the credit default swap with selected assets the Company owns to enhance spreads. These selected assets may have sufficient duration for the related liability, but do not earn a sufficient credit spread. When the Company sells these instruments, it receives periodic premium payments similar to the risk premium received on an equivalent maturity bond from the same creditor. In return, the Company agrees to provide for losses if a credit event occurs during the lifetime of the contract, by buying a pre-determined cash bond from the counterparty at face value. In such a contract, a credit event will be defined in the trade settlement documentation and may include, but not be limited to, creditor bankruptcy or restructuring. The combined credit default swap and investments provide cash flows with the duration and credit spread targeted by the Company.

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

NATIONWIDE LIFE INSURANCE COMPANY AND SUBSIDIARIES

(a wholly-owned subsidiary of Nationwide Financial Services, Inc.)

Notes to Condensed Consolidated Financial Statements (Unaudited), Continued

March 31, 2009 and 2008

Quantitative Disclosures

The following table presents the fair value of derivative instruments, location of the related instruments in the condensed consolidated balance sheets and the related notional amounts of the derivative instruments as of March 31, 2009:

	Derivative assets			Derivative liabilities
(in millions)	Balance sheet location	Fair value	Notional	Balance sheet location	Fair value	Notional
Derivatives designated as hedging instruments:
Interest rate contracts	Other assets	$5.8	$101.4	Other liabilities	$105.9	$1,466.4
Currency/interest rate swaps	Other assets	47.4	208.9	Other liabilities	31.0	176.0

Total derivatives designated as hedging instruments		53.2	310.3		136.9	1,642.4

Derivatives not designated as hedging instruments:
Interest rate contracts	Other assets	438.9	4,447.0	Other liabilities	203.4	4,985.4
Currency/interest rate swaps	Other assets	26.0	209.6	Other liabilities	26.1	209.6
Credit default swaps	Other assets	0.9	23.3	Other liabilities	17.6	238.8
Total return swaps	Other assets	4.9	146.0	Other liabilities	21.5	315.0
Equity contracts	Other assets	672.7	1,753.7	Other liabilities	118.3	1,878.3
Embedded derivatives on guaranteed benefit annuity programs	Other assets	—	—	Future policy benefits and claims	1,476.7	—
Other embedded derivatives	Other assets	—	—	Other liabilities	9.4	—

Total derivatives not designated as hedging instruments		1,143.4	6,579.6		1,873.0	7,627.1

Total derivatives		$1,196.6	$6,889.9		$2,009.9	$9,269.5

NATIONWIDE LIFE INSURANCE COMPANY AND SUBSIDIARIES

(a wholly-owned subsidiary of Nationwide Financial Services, Inc.)

Notes to Condensed Consolidated Financial Statements (Unaudited), Continued

March 31, 2009 and 2008

The following table presents the gains (losses) for derivative instruments designated and qualifying as hedging instruments in fair value hedges under SFAS 133 and the location of these instruments in the condensed consolidated financial statements for the quarter ended March 31, 2009:

(in millions)	Location of gain (loss) recognized on derivatives	Amount of gain (loss) recognized on derivatives
Derivatives in fair value hedging relationships:
Interest rate contracts	Net realized investment gains (losses)	$5.3
Currency/interest rate swap	Net realized investment gains (losses)	1.0

Total		$6.3

Underlying fair value hedge relationship:
Interest rate contracts	Net realized investment gains (losses)	$(9.9)
Currency/interest rate swap	Net realized investment gains (losses)	(0.9)

Total		$(10.8)

The following table presents the gains (losses) for derivative instruments designated and qualifying as hedging instruments in cash flow hedges under SFAS 133 and location of these instruments in the condensed consolidated financial statements for the quarter ended March 31, 2009:

(in millions)	Amount of gain (loss) recognized in AOCI on derivatives	Location of gain (loss) reclassified from AOCI into income[1]	Amount of gain (loss) reclassified from AOCI into income[1]	Location of gain (loss) recognized in income on derivatives[2]	Amount of gain (loss) recognized in income on derivatives[2]
Derivatives in cash flow hedging relationships:
Interest rate contracts	$2.7	Interest credited to policyholder accounts	$1.2	Net realized investment gains (losses)	$—
Currency/interest rate swap	0.5	Net realized investment gains (losses)	—	Net realized investment gains (losses)	(0.2)
Currency	5.3	Net realized investment gains (losses)	—	Net realized investment gains (losses)	0.4
Other embedded derivatives	(12.0)	NA	—	NA	—

Total	$(3.5)		$1.2		$0.2

[1]	Effective portion.
[2]	Ineffective portion and amounts excluded from effectiveness testing.

NATIONWIDE LIFE INSURANCE COMPANY AND SUBSIDIARIES

(a wholly-owned subsidiary of Nationwide Financial Services, Inc.)

Notes to Condensed Consolidated Financial Statements (Unaudited), Continued

March 31, 2009 and 2008

The following table presents the gains (losses) for derivative instruments not designated and qualifying as hedging instruments under SFAS 133 and location of these instruments in the condensed consolidated financial statements for the quarter ended March 31, 2009:

(in millions)	Location of gain (loss) in income on derivatives	Amount of gain (loss) recognized in income on derivatives[1]
Derivatives not designated as hedging instruments:
Interest rate contracts	Net realized investment gains (losses)	$(190.5)
Currency/interest rate swaps	Net realized investment gains (losses)	2.9
Credit default swaps	Net realized investment gains (losses)	(7.0)
Equity total return swaps	Net realized investment gains (losses)	(2.0)
Equity contracts	Net realized investment gains (losses)	230.4
Embedded derivatives on guaranteed benefit annuity programs	Net realized investment gains (losses)	261.0
Other embedded derivatives	Net realized investment gains (losses)	(5.2)

Total		$289.6

[1]

Excludes $66.5 million of net interest settlements and $11.2 million of other revenues on embedded derivatives on guaranteed benefit annuity programs that are recorded in net realized investment gains (losses).

NATIONWIDE LIFE INSURANCE COMPANY AND SUBSIDIARIES

(a wholly-owned subsidiary of Nationwide Financial Services, Inc.)

Notes to Condensed Consolidated Financial Statements (Unaudited), Continued

March 31, 2009 and 2008

Credit Derivatives

The Company had exposure to credit protection contracts for the periods ended March 31, 2009 and December 31, 2008. The Company had experienced no losses on credit protection contracts as of March 31, 2009 and 2008. The following table presents the Company’s outstanding exposure to credit protection contracts, all of which are related to corporate debt instruments, as of the dates indicated, by contract maturity and industry exposure:

	Less than or equal to one year		One to three years		Three to five years		Total
(in millions)	Maximum potential risk	Estimated fair value	Maximum potential risk	Estimated fair value	Maximum potential risk	Estimated fair value	Maximum potential risk	Estimated fair value
March 31, 2009:
Single sector exposure:
Consumer goods	$—	$—	$3.0	$(0.8)	$—	$—	$3.0	$(0.8)
Financial	—	—	38.0	(11.9)	13.0	(2.4)	51.0	(14.3)
Oil & gas pipelines	15.0	(0.5)	—	—	—	—	15.0	(0.5)
Services	—	—	—	—	35.0	(1.0)	35.0	(1.0)
Utilities	4.5	—	—	—	—	—	4.5	—

Total single sector exposure	19.5	(0.5)	41.0	(12.7)	48.0	(3.4)	108.5	(16.6)

Index exposure:
Corporate bonds	—	—	—	—	110.9	(1.0)	110.9	(1.0)

Total index exposure	—	—	—	—	110.9	(1.0)	110.9	(1.0)

Total	$19.5	$(0.5)	$41.0	$(12.7)	$158.9	$(4.4)	$219.4	$(17.6)

December 31, 2008:
Single sector exposure:
Consumer goods	$—	$—	$6.0	$(0.8)	$—	$—	$6.0	$(0.8)
Financial	—	—	35.0	(5.8)	13.0	(0.5)	48.0	(6.3)
Oil & gas pipelines	10.0	—	15.0	(0.8)	—	—	25.0	(0.8)
Services	—	—	—	—	35.0	(3.0)	35.0	(3.0)
Utilities	4.5	—	—	—	—	—	4.5	—

Total single sector exposure	14.5	—	56.0	(7.4)	48.0	(3.5)	118.5	(10.9)
Index exposure:
Corporate bonds	—	—	—	—	110.9	(0.3)	110.9	(0.3)

Total index exposure	—	—	—	—	110.9	(0.3)	110.9	(0.3)

Total	$14.5	$—	$56.0	$(7.4)	$158.9	$(3.8)	$229.4	$(11.2)

NATIONWIDE LIFE INSURANCE COMPANY AND SUBSIDIARIES

(a wholly-owned subsidiary of Nationwide Financial Services, Inc.)

Notes to Condensed Consolidated Financial Statements (Unaudited), Continued

March 31, 2009 and 2008

(6)	Investments

Fixed Maturity Securities and Equity Securities Available-for-Sale

The following table summarizes the amortized cost, gross unrealized gains and losses, and estimated fair values of securities available-for-sale as of the dates indicated:

(in millions)	Amortized cost	Gross unrealized gains	Gross unrealized losses	Estimated fair value
March 31, 2009:
Fixed maturity securities:
U.S. Treasury securities and obligations of U.S. Government corporations	$45.5	$15.8	$—	$61.3
U. S. Government agencies[1]	379.0	75.4	—	454.4
Obligations of states and political subdivisions	217.5	2.5	10.2	209.8
Debt securities issued by foreign governments	33.8	2.4	—	36.2
Corporate securities
Public	8,989.2	104.9	957.5	8,136.6
Private	4,474.6	35.4	460.2	4,049.8
Residential mortgage-backed securities	6,152.0	101.5	864.1	5,389.4
Commercial mortgage-backed securities	1,226.8	1.0	427.6	800.2
Collateralized debt obligations	583.7	5.4	349.7	239.4
Other asset-backed securities	545.2	2.4	88.1	459.5

Total fixed maturity securities	22,647.3	346.7	3,157.4	19,836.6
Equity securities	23.4	0.1	2.3	21.2

Total securities available-for-sale	$22,670.7	$346.8	$3,159.7	$19,857.8

December 31, 2008:
Fixed maturity securities:
U.S. Treasury securities and obligations of U.S. Government corporations	$44.8	$16.7	$—	$61.5
U. S. Government agencies[1]	401.1	91.6	—	492.7
Obligations of states and political subdivisions	223.0	1.5	7.4	217.1
Debt securities issued by foreign governments	33.9	5.0	—	38.9
Corporate securities
Public	8,039.6	94.6	974.6	7,159.6
Private	4,543.4	43.9	367.7	4,219.6
Residential mortgage-backed securities	6,081.8	75.1	818.3	5,338.6
Commercial mortgage-backed securities	1,256.9	0.6	404.5	853.0
Collateralized debt obligations	551.6	6.3	237.7	320.2
Other asset-backed securities	644.8	3.4	102.2	546.0

Total fixed maturity securities	21,820.9	338.7	2,912.4	19,247.2
Equity securities	30.9	0.7	5.1	26.5

Total securities available-for-sale	$21,851.8	$339.4	$2,917.5	$19,273.7

[1]	Includes $109.6 million and $134.7 million of securities explicitly backed by the full faith and credit of the U.S. Government as of March 31, 2009 and December 31, 2008, respectively.

NATIONWIDE LIFE INSURANCE COMPANY AND SUBSIDIARIES

(a wholly-owned subsidiary of Nationwide Financial Services, Inc.)

Notes to Condensed Consolidated Financial Statements (Unaudited), Continued

March 31, 2009 and 2008

The market value of the Company’s general account investments may fluctuate significantly in response to changes in interest rates, investment quality ratings and credit spreads. The Company does not have the intent to sell nor is it more likely than not that the Company will have to sell debt securities in unrealized loss positions that are not other-than-temporarily impaired before recovery, it may realize investment losses to the extent its liquidity needs require the disposition of general account fixed maturity securities in unfavorable interest rate, liquidity or credit spread environments.

For securities available-for-sale as of the dates indicated, the following table summarizes the Company’s gross unrealized losses based on the amount of time each type of security has been in an unrealized loss position:

	Less than or equal to one year			More than one year			Total
(in millions, except number of securities)	Estimated fair value	Gross unrealized losses	Number of securities	Estimated fair value	Gross unrealized losses	Number of securities	Estimated fair value	Gross unrealized losses	Number of securities
March 31, 2009:
Fixed maturity securities:
U.S. Government agencies	$0.4	$—	1	$—	$—	—	$0.4	$—	1
Obligations of states and political subdivisions	79.2	5.9	14	28.7	4.3	9	107.9	10.2	23
Debt securities issued by foreign governments	5.5	—	2	—	—	—	5.5	—	2
Corporate securities
Public	3,680.9	625.2	596	1,189.2	332.3	246	4,870.1	957.5	842
Private	2,235.8	314.5	234	800.3	145.7	92	3,036.1	460.2	326
Residential mortgage-backed securities	784.4	185.5	115	2,206.3	678.6	316	2,990.7	864.1	431
Commercial mortgage-backed securities	417.6	170.1	84	369.8	257.5	94	787.4	427.6	178
Collateralized debt obligations	129.3	133.6	23	88.9	216.1	49	218.2	349.7	72
Other asset-backed securities	235.4	29.4	35	189.7	58.7	23	425.1	88.1	58

Total fixed maturity securities	7,568.5	1,464.2	1,104	4,872.9	1,693.2	829	12,441.4	3,157.4	1,933
Equity securities	12.1	2.2	77	0.1	0.1	5	12.2	2.3	82

Total	$7,580.6	$1,466.4	1,181	$4,873.0	$1,693.3	834	$12,453.6	$3,159.7	2,015

% of total gross unrealized losses		46%	59%		54%	41%

December 31, 2008:
Fixed maturity securities:
Obligations of states and political subdivisions	$94.9	$3.5	16	$29.3	$3.9	9	$124.2	$7.4	25
Corporate securities
Public	3,650.9	632.9	616	1,251.4	341.7	257	4,902.3	974.6	873
Private	2,099.8	259.9	222	834.8	107.8	87	2,934.6	367.7	309
Residential mortgage-backed securities	742.7	176.1	112	2,128.2	642.2	312	2,870.9	818.3	424
Commercial mortgage-backed securities	459.0	153.8	90	381.3	250.7	94	840.3	404.5	184
Collateralized debt obligations	148.9	98.5	24	121.4	139.2	36	270.3	237.7	60
Other asset-backed securities	304.5	39.3	38	220.8	62.9	25	525.3	102.2	63

Total fixed maturity securities	7,500.7	1,364.0	1,118	4,967.2	1,548.4	820	$12,467.9	$2,912.4	1,938
Equity securities	11.2	4.9	77	3.4	0.2	6	14.6	5.1	83

Total	$7,511.9	$1,368.9	1,195	$4,970.6	$1,548.6	826	$12,482.5	$2,917.5	2,021

% of gross unrealized losses		47%	59%		53%	41%

NATIONWIDE LIFE INSURANCE COMPANY AND SUBSIDIARIES

(a wholly-owned subsidiary of Nationwide Financial Services, Inc.)

Notes to Condensed Consolidated Financial Statements (Unaudited), Continued

March 31, 2009 and 2008

As of March 31, 2009 and December 31, 2008, gross unrealized losses on fixed maturity securities that have been in an unrealized loss position for more than one year totaled $1.69 billion, or 54%, and $1.55 billion, or 53%, respectively, of the Company’s total gross unrealized losses on fixed maturity securities. Of these totals, $1.42 billion, or 84%, as of March 31, 2009 and $1.31 billion or 85%, as of December 31, 2008 were classified as investment grade securities, as defined by the NAIC. Of the Company’s investments in unrealized loss positions classified as non-investment grade, 45% and 49%, respectively, have been in an unrealized loss position for less than one year.

The table below summarizes the amortized cost and estimated fair value of fixed maturity securities available-for-sale, by maturity, as of March 31, 2009. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

(in millions)	Amortized cost	Estimated fair value
Fixed maturity securities available-for-sale:
Due in one year or less	$949.8	$920.6
Due after one year through five years	7,020.3	6,538.3
Due after five years through ten years	3,414.6	3,237.6
Due after ten years	2,754.9	2,251.6

Subtotal	14,139.6	12,948.1
Residential mortgage-backed securities	6,152.0	5,389.4
Commercial mortgage-backed securities	1,226.8	800.2
Collateralized debt obligations	583.7	239.4
Other asset-backed securities	545.2	459.5

Total	$22,647.3	$19,836.6

The NAIC assigns securities quality ratings and uniform valuations (called NAIC designations), which are used by insurers when preparing their annual statements. For most securities, NAIC ratings are derived from ratings received from nationally recognized rating agencies. The NAIC also assigns ratings to securities that do not receive public ratings. The designations assigned by the NAIC range from class 1 (highest quality) to class 6 (lowest quality). Of the Company’s general account fixed maturity securities, 93% and 92% were in the two highest NAIC designations as of March 31, 2009 and December 31, 2008, respectively.

NATIONWIDE LIFE INSURANCE COMPANY AND SUBSIDIARIES

(a wholly-owned subsidiary of Nationwide Financial Services, Inc.)

Notes to Condensed Consolidated Financial Statements (Unaudited), Continued

March 31, 2009 and 2008

The following table summarizes the credit quality, as determined by NAIC Designation, of the Company’s general account fixed maturity securities portfolio and shows the equivalent ratings between the NAIC and nationally recognized rating agencies as of the dates indicated:

(in millions)		March 31, 2009		December 31, 2008
NAIC designation[1]	Rating agency equivalent designation[2]	Amortized cost	Estimated fair value	Amortized cost	Estimated fair value
1	Aaa/Aa/A	$14,528.8	$13,020.7	$13,870.1	$12,497.7
2	Baa	6,167.3	5,357.3	5,961.0	5,210.2
3	Ba	1,162.3	896.9	1,192.9	953.8
4	B	537.3	380.4	529.7	366.5
5	Caa and lower	161.7	115.1	166.9	128.9
6	In or near default	89.9	66.2	100.3	90.1

	Total	$22,647.3	$19,836.6	$21,820.9	$19,247.2

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

Other-Than-Temporary Impairment Evaluations

When evaluating whether a residential mortgage-backed security, commercial mortgage-backed security, collateralized debt obligation and other asset-backed securities are other-than-temporarily impaired, the Company examines characteristics of the underlying collateral, such as delinquency and default rates, the quality of the underlying borrower, the type of collateral in the pool, the vintage year of the collateral, subordination levels within the structure of the collateral pool, the quality of any credit guarantors, the Company’s intent to sell the security and whether it more likely than not will be required to sell the security before the recovery of its amortized cost basis.

In assessing corporate debt securities for other-than-temporary impairment, the Company evaluates the ability of the issuer to meet its debt obligations and the value of the company or specific collateral securing the debt position.

For all debt securities evaluated for other-than-temporary impairment (for which the Company does not have the intent to sell and it is not more likely than not that it will be required to sell the security before the recovery of its amortized cost basis), the Company considers the timing and amount of the cash flows.

To the extent that the present value of the cash flows generated by a security is less than the amortized cost or the reference amount if the security is accounted for under EITF 99-20, an other-than-temporary impairment is recognized through earnings. It is reasonably possible that further declines in estimated fair values of such investments, or changes in assumptions or estimates of anticipated recoveries and/or cash flows, may cause further other-than-temporary impairments in the near term, which could be significant.

Equity securities may experience other-than-temporary impairment in the future based on the prospects for full recovery in value in a reasonable period of time and the Company’s ability and intent to hold the security to recovery. In addition, the Company evaluates other asset-backed securities for other-than-temporary impairment by examining similar characteristics referenced above for residual mortgage-backed securities, commercial mortgage-backed securities and collateralized debt obligations. The Company also evaluates U.S. Treasury securities and obligations of U.S. Government corporations, U.S. Government agencies, obligations of states and political subdivisions, and debt securities issued by foreign governments for other-than-temporary impairment by examining similar characteristics referenced above for corporate debt securities.

NATIONWIDE LIFE INSURANCE COMPANY AND SUBSIDIARIES

(a wholly-owned subsidiary of Nationwide Financial Services, Inc.)

Notes to Condensed Consolidated Financial Statements (Unaudited), Continued

March 31, 2009 and 2008

As a result of the Company’s early adoption of FSP FAS 115-2 and FAS 124-2 in the first quarter of 2009, securities that become other-than-temporarily impaired (where the Company does not intend to sell the security and it is not more likely than not that it will be required to sell the security prior to recovery of the security’s amortized cost) are bifurcated with the credit portion of the impairment loss being recognized in earnings and the non-credit loss portion of the impairment being recognized in other comprehensive income, net of applicable taxes. For securities that are other-than-temporarily impaired, a discussion of the valuation of the credit loss portion of the other-than-temporarily impaired security recognized in earnings is provided, as applicable in the respective section of this footnote.

Corporate Securities

Corporate debt securities include conventional bonds, private placement fixed maturity securities, syndicated corporate bank loans and securities with both debt and equity-like features. For these corporate securities, the following table summarizes, as of the dates indicated, the Company’s gross unrealized loss position categorized as investment grade vs. non-investment grade, as defined by the NAIC, for the period of time indicated, and based on the ratio of estimated fair value to amortized cost (in millions):

	Period of time for which unrealized loss has existed
	Investment Grade			Non-Investment Grade			Total
Ratio of estimated fair value to amortized cost	Less than or equal to one year	More than one year	Total	Less than or equal to one year	More than one year	Total	Less than or equal to one year	More than one year	Total
March 31, 2009:
99.9% - 80.0%	$250.1	$86.2	$336.3	$32.1	$38.6	$70.7	$282.2	$124.8	$407.0
79.9% - 50.0%	295.3	124.6	419.9	115.3	58.9	174.2	410.6	183.5	594.1
Below 50.0%	226.5	105.6	332.1	20.4	64.1	84.5	246.9	169.7	416.6

Total	$771.9	$316.4	$1,088.3	$167.8	$161.6	$329.4	$939.7	$478.0	$1,417.7

December 31, 2008:
99.9% - 80.0%	$321.4	$105.4	$426.8	$30.1	$21.6	$51.7	$351.5	$127.0	$478.5
79.9% - 50.0%	302.4	110.7	413.1	113.0	124.0	237.0	415.4	234.7	650.1
Below 50.0%	79.3	39.7	119.0	46.6	48.1	94.7	125.9	87.8	213.7

Total	$703.1	$255.8	$958.9	$189.7	$193.7	$383.4	$892.8	$449.5	$1,342.3

Judgments regarding whether a corporate debt security is other-than-temporarily impaired include analyzing the issuer’s financial condition, whether there has been a decline in the overall value of the issuer or its ability to service the specific security. The total enterprise value of the company issuing the security is determined through asset coverage, cash flow multiples, or other industry standards. Several factors assessed when determining the enterprise value include, but are not limited to, credit quality ratings, cash flow sustainability, liquidity, strength, industry, and market position. Sources of information include, but are not limited to, management projections, independent consultants, street research, peer analysis, and internal analysis.

If the company has concerns regarding the viability of the issuer or its ability to service the specific security after this analysis, a recovery value analysis is prepared to determine if the recovery value has declined below the amortized cost of the security. This analysis to determine an estimate of ultimate recovery value is combined with the estimated timing to recovery and any other applicable cash flows that are expected. If a recovery estimate is not feasible, then the market’s view of cash flows implied by the current fair value, market discount rates, and effective yield are the primary factors used to estimate recovery.

NATIONWIDE LIFE INSURANCE COMPANY AND SUBSIDIARIES

(a wholly-owned subsidiary of Nationwide Financial Services, Inc.)

Notes to Condensed Consolidated Financial Statements (Unaudited), Continued

March 31, 2009 and 2008

The Company held securities issued by institutions in the financial sector with both debt and equity-type features, classified as fixed maturity, with estimated fair values of $437.1 million and $634.2 million, and gross unrealized losses of $411.4 million and $366.6 million, as of March 31, 2009 and December 31, 2008, respectively. Of these securities in an unrealized loss position as of March 31, 2009, $70.9 million, or 18%, were in an unrealized loss position for more than one year compared to $104.7 million, or 18%, as of December 31, 2008. The Company evaluates such securities for other-than-temporary impairment using the criteria of either a debt or an equity security depending on the facts and circumstances of the individual issuer and security.

Declines in the creditworthiness of the issuer requires the use of the equity model in analyzing the security for other-than-temporary impairment. For the three months ended March 31, 2009, the Company recognized $135.7 million in other-than-temporary impairments related to these securities.

The Company invests in private placement fixed maturity securities because of the generally higher nominal yield available compared to comparably rated public fixed maturity securities, more restrictive financial and business covenants available in private fixed maturity security loan agreements, and stronger prepayment protection. Although private placement fixed maturity securities are not registered with the United States Securities and Exchange Commission (SEC) and generally are less liquid than public fixed maturity securities, restrictive financial and business covenants included in private placement fixed maturity security loan agreements generally are designed to compensate for the impact of increased liquidity risk. A significant portion of the private placement fixed maturity securities that the Company holds are participations in issues that are also owned by other investors. In addition, some of these securities are rated by nationally recognized rating agencies, and substantially all have been assigned a rating designation by the NAIC, as shown in a previous table in this footnote summarizing the credit quality of the Company’s general account fixed maturity securities portfolio.

Residential Mortgage-Backed Securities

Residential mortgage-backed securities is a type of fixed income security in which residential mortgage loans are sold into a trust or special purpose vehicle, and thereby securitizing the cash flows of the mortgage loans. The following tables summarize the distribution by collateral classification of the Company’s general account residential mortgage-backed securities as of dates indicated:

	As of March 31, 2009			As of December 31, 2008
in millions	Amortized cost	Estimated fair value	% of estimated fair value total	Amortized cost	Estimated fair value	% of estimated fair value total
Government agency	$1,905.2	$1,981.3	36.8%	$2,495.6	$2,554.6	47.9%
Prime	1,236.2	989.0	18.4%	1,243.6	957.4	17.9%
Alt-A	1,848.8	1,367.5	25.4%	1,718.7	1,335.8	25.0%
Sub-prime	597.9	478.3	8.9%	612.7	480.2	9.0%
Other residential mortgage collateral	563.9	573.3	10.5%	11.2	10.6	0.2%

Total	$6,152.0	$5,389.4	100.0%	$6,081.8	$5,338.6	100.0%

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

The Company considers Sub-prime collateral to be mortgages that are first or second lien mortgage loans issued to Sub-prime borrowers, as demonstrated by recent delinquent rent or housing payments or substandard FICO scores. Second-lien mortgage loans are also considered Sub-prime. The Company considers Prime collateral to be mortgages whose underwriting standards do qualify the mortgage for regular conforming or jumbo loan programs. In addition, government agency collateral is considered to be mortgages securitized by government agencies both implicitly and explicitly backed by the full faith and credit of the U.S. Government.

NATIONWIDE LIFE INSURANCE COMPANY AND SUBSIDIARIES

(a wholly-owned subsidiary of Nationwide Financial Services, Inc.)

Notes to Condensed Consolidated Financial Statements (Unaudited), Continued

March 31, 2009 and 2008

For residential and mortgage-backed securities, the following table summarizes as of the dates indicated the Company’s gross unrealized loss position categorized as investment grade vs. non-investment grade, as defined by the NAIC, for the period of time indicated, and based on the ratio of estimated fair value to amortized cost (in millions):

	Period of time for which unrealized loss has existed
	Investment Grade			Non-Investment Grade			Total
Ratio of estimated fair value to amortized cost	Less than or equal to one year	More than one year	Total	Less than or equal to one year	More Than one year	Total	Less than or equal to one year	More than one year	Total
March 31, 2009:
99.9% - 80.0%	$48.6	$139.9	$188.5	$10.9	$8.2	$19.1	$59.5	$148.1	$207.6
79.9% - 50.0%	80.1	362.4	442.5	39.2	65.3	104.5	119.3	427.7	547.0
Below 50.0%	3.2	98.5	101.7	3.5	4.3	7.8	6.7	102.8	109.5

Total	$131.9	$600.8	$732.7	$53.6	$77.8	$131.4	$185.5	$678.6	$864.1

December 31, 2008:
99.9% - 80.0%	$41.8	$111.9	$153.7	$5.9	$10.3	$16.2	$47.7	$122.2	$169.9
79.9% - 50.0%	86.0	424.3	510.3	17.1	22.2	39.3	103.1	446.5	549.6
Below 50.0%	13.0	70.7	83.7	12.3	2.8	15.1	25.3	73.5	98.8

Total	$140.8	$606.9	$747.7	$35.3	$35.3	$70.6	$176.1	$642.2	$818.3

The Company evaluates its residential mortgage-backed securities for other-than-temporary impairment using multiple inputs. Loan level defaults are estimated using an option pricing approach in which the probability of borrower default increases as home equity declines. Other factors which influence the probability of default are debt-servicing, missed refinancing opportunities and geography. Loan level characteristics such as issuer, FICO, payment terms, level of documentation, residency type, dwelling type and loan purpose are also utilized in the model along with historical performance, to estimate or measure the loan’s propensity to default. Additionally, the model takes into account loan age, seasonality, payment changes and exposure to refinancing as additional drivers of default. For transactions where loan level data is not available, the model uses a proxy based on the collateral characteristics. Loss severity in the model is a function of multiple factors including but not limited to the unpaid balance, interest rate, mortgage insurance ratios, assessed property value at origination, change in property valuation and loan-to-value ratio at origination. Prepayment speeds, both actual and estimated, are also considered. The cash flows generated by the collateral securing these securities are then determined with these default, loss severity and prepayment assumptions. These collateral cash flows are then utilized, along with consideration for the issue’s position in the overall structure, to determine the cash flows associated with the residential mortgage-backed security held by the Company.

As of March 31, 2009, 37% and 76% of securities containing Alt-A and Sub-prime collateral, respectively, were rated AA or better. In addition, 66% and 77% of Alt-A and Sub-prime collateral, respectively, was originated in 2005 or earlier.

NATIONWIDE LIFE INSURANCE COMPANY AND SUBSIDIARIES

(a wholly-owned subsidiary of Nationwide Financial Services, Inc.)

Notes to Condensed Consolidated Financial Statements (Unaudited), Continued

March 31, 2009 and 2008

Commercial Mortgage-Backed Securities

The Company owns and manages commercial mortgage-backed securities, which are trust certificates or bonds offered to investors that are collateralized by a pool of commercial mortgage loans from which the principal and interest paid on those mortgages flows to investors. These investments in commercial mortgage-backed securities are generally characterized by securities that are collateralized by static, heterogeneous pools of mortgages on commercial real estate properties. Deals are generally diversified across property types, geography, borrowers, tenants, loan size, coupon and vintages. For commercial mortgage-backed securities, the following tables summarize as of the dates indicated the Company’s gross unrealized loss position categorized as investment grade vs. non-investment grade, as defined by the NAIC, for the period of time indicated, and based on the ratio of estimated fair value to amortized cost (in millions):

	Period of time for which unrealized loss has existed
	Investment Grade			Non-Investment Grade			Total
Ratio of estimated fair value to amortized cost	Less than or equal to one year	More than one year	Total	Less than or equal to one year	More than one year	Total	Less than or equal to one year	More than one year	Total
March 31, 2009:
99.9% - 80.0%	$15.2	$25.4	$40.6	$—	$—	$—	$15.2	$25.4	$40.6
79.9% - 50.0%	79.2	38.3	117.5	—	—	—	79.2	38.3	117.5
Below 50.0%	75.7	193.8	269.5	—	—	—	75.7	193.8	269.5

Total	$170.1	$257.5	$427.6	$—	$—	$—	$170.1	$257.5	$427.6

December 31, 2008:
99.9% - 80.0%	$17.7	$34.5	$52.2	$—	$—	$—	$17.7	$34.5	$52.2
79.9% - 50.0%	99.6	34.2	133.8	—	—	—	99.6	34.2	133.8
Below 50.0%	36.5	182.0	218.5	—	—	—	36.5	182.0	218.5

Total	$153.8	$250.7	$404.5	$—	$—	$—	$153.8	$250.7	$404.5

Commercial mortgage-backed securities cash flows are generated by an industry standard platform for the commercial mortgage-backed securities secondary market. In addition, a third party default model is utilized within this service to apply loan specific probability of default, prepayment speed, refinance risk and loss severity ratios to generate cash flows. Default and prepayment assumptions are deal specific and include, but are not limited to, delinquency history, property type, loan size, debt service coverage ratio, loan to value ratios, and loan age.

NATIONWIDE LIFE INSURANCE COMPANY AND SUBSIDIARIES

(a wholly-owned subsidiary of Nationwide Financial Services, Inc.)

Notes to Condensed Consolidated Financial Statements (Unaudited), Continued

March 31, 2009 and 2008

Collateralized Debt Obligations

Collateralized debt obligations are asset-backed securities whose value is derived from corporate credit. For collateralized debt obligations, the following tables summarize as of the dates indicated the Company’s gross unrealized loss position categorized as investment grade vs. non-investment grade, as defined by the NAIC, for the period of time indicated, and based on the ratio of estimated fair value to amortized cost (in millions):

	Period of time for which unrealized loss has existed
	Investment Grade			Non-Investment Grade			Total
Ratio of estimated fair value to amortized cost	Less than or equal to one year	More than one year	Total	Less than or equal to one year	More than one year	Total	Less than or equal to one year	More than one year	Total
March 31, 2009:
99.9% - 80.0%	$3.6	$0.9	$4.5	$0.1	$—	$0.1	$3.7	$0.9	$4.6
79.9% - 50.0%	15.6	23.8	39.4	0.1	0.5	0.6	15.7	24.3	40.0
Below 50.0%	112.4	157.8	270.2	1.8	33.1	34.9	114.2	190.9	305.1

Total	$131.6	$182.5	$314.1	$2.0	$33.6	$35.6	$133.6	$216.1	$349.7

December 31, 2008:
99.9% - 80.0%	$7.0	$0.2	$7.2	$0.1	$0.6	$0.7	$7.1	$0.8	$7.9
79.9% - 50.0%	25.8	36.4	62.2	—	—	—	25.8	36.4	62.2
Below 50.0%	64.2	99.9	164.1	1.4	2.1	3.5	65.6	102.0	167.6

Total	$97.0	$136.5	$233.5	$1.5	$2.7	$4.2	$98.5	$139.2	$237.7

To generate the expected cash flows, agency ratings of the underlying corporate securities were used to develop default probabilities. Historical and forecasted loss severities given default were then applied to develop each deal’s collateral pool the expected losses. An independent data provider is then used to model each security’s structure and waterfall to determine cash flows at the security level. If a recovery estimate is not feasible, then the market’s view of cash flows implied by the current fair value, market discount rates, and effective yield are the primary factors used to estimate recovery.

Within the collateralized debt obligations security type are Pooled Trust Preferreds. Pooled Trust Preferreds are collateralized debt obligations where the collateral is regional bank and insurance company preferred securities. All banks in the pools were screened using data provided by U.S. Bank Rating service. The rating service score is a combination of the bank’s liquidity, asset quality, capital adequacy and profitability. The results of the analysis, as well as, management’s evaluation of the results, are used to generate default rates, which are modeled to create cash flows from the entire collateral pool underlying each pooled trust preferred security. An independent data provider is then used to model each security’s structure and waterfall to determine cash flows at the security level.

NATIONWIDE LIFE INSURANCE COMPANY AND SUBSIDIARIES

(a wholly-owned subsidiary of Nationwide Financial Services, Inc.)

Notes to Condensed Consolidated Financial Statements (Unaudited), Continued

March 31, 2009 and 2008

Unrealized Gains and Losses

The following table presents the components of net unrealized losses on securities available-for-sale as of the dates indicated:

(in millions)	March 31, 2009	December 31, 2008
Net unrealized losses before adjustments and taxes	$(2,812.9)	$(2,578.1)
Change in fair value attributable to fixed maturity securities designated in fair value hedging relationships	(48.2)	(57.8)

Total net unrealized losses, before adjustments and taxes	(2,861.1)	(2,635.9)
Adjustment to deferred policy acquisition costs	558.5	615.9
Adjustment to future policy benefits and claims	28.3	43.8
Deferred federal income tax benefit	796.0	691.7

Net unrealized losses	$(1,478.3)	$(1,284.5)

The following table presents an analysis of the net increase in net unrealized (losses) gains on securities available-for-sale before adjustments and taxes for the periods indicated:

	Three months ended March 31,
(in millions)	2009[1]	2008
Fixed maturity securities	$(237.0)	$(354.1)
Equity securities	2.2	(6.0)

Net increase	$(234.8)	$(360.1)

[1]	Includes the $361.5 million cumulative adoption of accounting principle as of January 1, 2009 for the adoption of FSP FAS 115-2 and FAS 124-2.

The following table summarizes the Company’s other comprehensive losses recognized on debt securities which have credit losses in earnings, based on the early adoption of FSP FAS 115-2 and FAS 124-2. before federal income tax benefit, for the three months ended March 31, 2009:

(in millions)
Cumulative adoption of accounting principle as of January 1, 2009	$(361.5)
Net unrealized losses in the period	(183.9)

Total	$(545.4)

NATIONWIDE LIFE INSURANCE COMPANY AND SUBSIDIARIES

(a wholly-owned subsidiary of Nationwide Financial Services, Inc.)

Notes to Condensed Consolidated Financial Statements (Unaudited), Continued

March 31, 2009 and 2008

Mortgage Loans on Real Estate, Securitization and Real Estate

As of March 31, 2009 and December 31, 2008, the carrying value of commercial mortgage loans on real estate considered specifically impaired was $8.1 million and $35.4 million, respectively, for which a $1.7 million and $13.6 million valuation allowance had been established, respectively. No valuation allowance exists for collateral dependent commercial mortgage loans for which the fair value of the collateral is estimated to be greater than the carrying value.

The following table summarizes activity in the valuation allowance account for mortgage loans on real estate as of the dates indicated:

	March 31,	December 31,
(in millions)	2009	2008
Allowance, beginning of period	$39.5	$23.1
Net change in allowance	(11.0)	16.4

Allowance, end of period	$28.5	$39.5

The Company has securitized commercial mortgage loans on real estate to third parties. The Company, as the transferor, has continuing involvement in these loans which consists of receiving servicing fees on loans which the Company has transferred.

The Company did not participate in any securitization arrangements during the three months ended March 31, 2009 and the year ended December 31, 2008. During the periods ended March 31, 2009 and 2008, the Company received $0.2 million and $0.1 million, respectively, in servicing fees related to financial assets where there is a continuing involvement from the securitization of commercial mortgage loans on real estate.

The Company provides a representations and warranties letter to the transferee for each securitization arrangement. If it is found that the Company has made a misrepresentation, it could be required to provide financial support to the transferee or its beneficial interest holders. For the three months ended March 31, 2009 and the year ended December 31, 2008, the Company was not required to provide any financial or other support that it was not previously contractually required to provide to the transferee or its beneficial interest holders.

Real estate held for use was $9.6 million and $9.8 million as of March 31, 2009 and December 31, 2008, respectively. These assets are carried at cost less accumulated depreciation, which was $2.3 million and $2.1 million as of March 31, 2009 and December 31, 2008, respectively. The carrying value of real estate held for sale was $6.8 million and $6.8 million as of March 31, 2009 and December 31, 2008, respectively.

Securities Lending

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

As of March 31, 2009 and December 31, 2008, the Company had received $252.6 million and $378.3 million, respectively, of cash collateral on securities lending. The Company had not received any non-cash collateral on securities lending as of March 31, 2009 and December 31, 2008. As of March 31, 2009 and December 31, 2008, the Company had loaned securities with a fair value of $245.7 million and $367.2 million, respectively.

NATIONWIDE LIFE INSURANCE COMPANY AND SUBSIDIARIES

(a wholly-owned subsidiary of Nationwide Financial Services, Inc.)

Notes to Condensed Consolidated Financial Statements (Unaudited), Continued

March 31, 2009 and 2008

Assets on Deposit, Held in Trust and Pledged as Collateral

Fixed maturity securities with an amortized cost of $8.0 million and $15.0 million as of March 31, 2009 and December 31, 2008, respectively, were on deposit with various regulatory agencies as required by law.

Net Investment Income

The following table summarizes net investment income from continuing operations by investment type for the periods indicated:

	Three months ended March 31,
(in millions)	2009	2008
Securities available-for-sale:
Fixed maturity securities	$316.0	$350.4
Equity securities	0.5	1.7
Mortgage loans on real estate	107.9	120.4
Short-term investments	2.7	2.9
Other	(7.8)	(10.3)

Gross investment income	419.3	465.1
Less: investment expenses	11.8	15.4

Net investment income	$407.5	$449.7

Net Realized Investment Gains and Losses

The following table summarizes net realized investment gains (losses) from continuing operations by source for the periods indicated:

	Three months ended March 31,
(in millions)	2009	2008
Total realized gains (losses) on sales, net of hedging losses	$38.3	$(6.9)
Total realized losses on sales, net of hedging gains	(33.8)	(22.3)
Credit default swaps	(7.0)	(1.0)
Derivatives and embedded derivatives associated with living benefit contracts	365.2	(74.8)
Derivatives associated with death benefit contracts	82.9	—
Other derivatives	(77.8)	(4.5)

Net realized investment gains (losses)	$367.8	$(109.5)

Proceeds from the sale of securities available-for-sale during the three months ending March 31, 2009 and 2008 were $1.04 billion and $420.5 million, respectively. During the three months ending March 31, 2009 and 2008, gross gains of $38.2 million and $5.9 million, respectively, and gross losses of $12.2 million $5.7 million, respectively, were realized on those sales.

NATIONWIDE LIFE INSURANCE COMPANY AND SUBSIDIARIES

(a wholly-owned subsidiary of Nationwide Financial Services, Inc.)

Notes to Condensed Consolidated Financial Statements (Unaudited), Continued

March 31, 2009 and 2008

Other-Than-Temporary and Other Investment Impairment Losses

The following table summarizes other-than-temporary and other investment impairments by asset type for the periods indicated:

(in millions)	Gross	Included in OCI	Net
Three months ended March 31, 2009:
Fixed maturity securities:
Corporate securities[1]
Public	$168.0	$(8.2)	$159.8
Private	14.7	—	14.7
Residential mortgage-backed securities	319.9	(248.8)	71.1
Commercial mortgage-backed securities	12.7	—	12.7
Collateralized debt obligations	116.8	(93.7)	23.1
Other asset-backed securities	13.0	—	13.0

Total fixed maturity securities	645.1	(350.7)	294.4
Equity securities	7.1	—	7.1
Other	2.2	—	2.2

Other-than-temporary impairment losses	$654.4	$(350.7)	$303.7

(in millions)	Total impairments
Three months ended March 31, 2008:
Fixed maturity securities:
Corporate securities
Public	$10.0
Private	10.4
Residential mortgage-backed securities	25.4
Commercial mortgage-backed securities	10.0
Collateralized debt obligations	30.0

Other-than-temporary impairment losses	$85.8

[1]

Declines in the creditworthiness of the issuer of debt securities with both debt and equity-like features requires the use of the equity model in analyzing the security for other-than-temporary impairment. For the three months ended March 31, 2009, the Company recognized $135.7 million in other-than-temporary impairments related to these securities.

NATIONWIDE LIFE INSURANCE COMPANY AND SUBSIDIARIES

(a wholly-owned subsidiary of Nationwide Financial Services, Inc.)

Notes to Condensed Consolidated Financial Statements (Unaudited), Continued

March 31, 2009 and 2008

The following table summarizes the cumulative amounts related to the Company’s credit loss portion of the other-than-temporary-impairment losses on debt securities held as of March 31, 2009 that the Company does not intend to sell and it is not more likely than not that the Company will be required to sell the security prior to recovery of the amortized cost basis and for which the non-credit portion of the loss is included in other comprehensive income.

(in millions)
Cumulative credit loss as of January 1, 2009[1]	$471.3
New credit losses	102.4
Incremental credit losses[2]	48.0

Subtotal	621.7
Less:
Losses related to securities included in the beginning balance sold or paid down during the period	(17.6)
Losses related to securities included in the beginning balance for which there was a change in intent[3]	(26.8)
Increases in cash flows expected to be collected for securities included in the beginning balance	—

Cumulative credit loss as of March 31, 2009[1]	$577.3

[1]

The cumulative credit loss amount excludes other-than-temporary-impairment losses on securities held as of the periods indicated that the Company intends to sell or it is more likely than not that the Company will be required to sell the security before the recovery of the amortized cost basis.

[2]	On securities included in the beginning balance.
[3]

Securities for which an other-than-temporary impairment loss was previously recorded that the Company now intends to sell or it is more likely that not will be required to sell before recovery of the amortized cost basis and has transferred the portion of loss previously recorded in other comprehensive income to earnings during the period. Also includes securities that had previously been evaluated for other-than-temporary impairment based on the criteria as a debt security, but in the current period are evaluated as an equity security.

NATIONWIDE LIFE INSURANCE COMPANY AND SUBSIDIARIES

(a wholly-owned subsidiary of Nationwide Financial Services, Inc.)

Notes to Condensed Consolidated Financial Statements (Unaudited), Continued

March 31, 2009 and 2008

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

NATIONWIDE LIFE INSURANCE COMPANY AND SUBSIDIARIES

(a wholly-owned subsidiary of Nationwide Financial Services, Inc.)

Notes to Condensed Consolidated Financial Statements (Unaudited), Continued

March 31, 2009 and 2008

See Note 5 to the audited consolidated financial statements included in the Company’s 2008 Annual Report on Form 10-K for a complete description of the Company’s hybrid GMAB/GLWB offered through its Capital Preservation Plus Lifetime Income contract rider. All GMAB contracts with the hybrid GMAB/GLWB rider are included with GMAB contracts in the following tables.

The following table summarizes the account values and net amount at risk, net of reinsurance, for variable annuity contracts with guarantees invested in both general and separate accounts as of the dates indicated:

	March 31, 2009			December 31, 2008
(in millions)	Account value	Net amount at risk[1]	Wtd. avg. attained age	Account value	Net amount at risk[1]	Wtd. avg. attained age
GMDB:
Return of premium	$5,499.0	$578.5	61	$5,991.9	$440.6	60
Reset	11,641.6	2,890.4	64	12,468.7	2,468.0	64
Ratchet	11,853.8	4,251.7	67	12,352.3	3,767.2	67
Rollup	252.9	29.8	72	277.1	25.7	72
Combo	1,574.8	690.9	69	1,704.1	621.2	69

Subtotal	30,822.1	8,441.3	65	32,794.1	7,322.7	65
Earnings enhancement	308.7	5.1	64	333.5	7.2	63

Total - GMDB	$31,130.8	$8,446.4	65	$33,127.6	$7,329.9	65

GMAB[2]:
5 Year	$2,768.1	$615.0	N/A	$2,867.6	$499.0	N/A
7 Year	2,128.8	603.5	N/A	2,265.9	482.9	N/A
10 Year	623.1	176.6	N/A	677.9	132.2	N/A

Total - GMAB	$5,520.0	$1,395.1	N/A	$5,811.4	$1,114.1	N/A

GMIB[3]:
Ratchet	$223.5	$10.3	N/A	$244.7	$5.6	N/A
Rollup	601.3	4.0	N/A	659.5	1.3	N/A
Combo	0.1	—	N/A	0.1	—	N/A

Total - GMIB	$824.9	$14.3	N/A	$904.3	$6.9	N/A

GLWB:
L.inc	$3,727.0	$665.9	N/A	$3,320.8	$571.5	N/A

[1]

Net amount at risk is calculated on a seriatum basis and equals the respective guaranteed benefit less the account value (or zero if the account value exceeds the guaranteed benefit). As it relates to GMIB, net amount at risk is calculated as if all policies were eligible to annuitize immediately, although all GMIB options have a waiting period of at least 7 years from issuance.

[2]	GMAB contracts with the hybrid GMAB/GLWB rider had account values of $4.44 billion and $4.59 billion as of March 31, 2009 and December 31, 2008, respectively.
[3]	The weighted average period remaining until expected annuitization is not meaningful and has not been presented because there is currently no material GMIB exposure.

Net amount at risk is highly sensitive to changes in financial market movements. See Note 5 for a discussion of the Company’s risk management practices with respect to declining financial market exposure.

NATIONWIDE LIFE INSURANCE COMPANY AND SUBSIDIARIES

(a wholly-owned subsidiary of Nationwide Financial Services, Inc.)

Notes to Condensed Consolidated Financial Statements (Unaudited), Continued

March 31, 2009 and 2008

The following table summarizes account balances of variable annuity contracts that were invested in separate accounts as of the dates indicated:

(in millions)	March 31, 2009	December 31, 2008
Mutual funds:
Bond	$4,150.9	$4,350.2
Domestic equity	17,172.0	18,572.8
International equity	2,134.1	2,412.7

Total mutual funds	23,457.0	25,335.7
Money market funds	2,048.6	2,132.6

Total	$25,505.6	$27,468.3

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

The Company’s living benefit riders represent an embedded derivative in a variable annuity contract that is required to be separated from, and valued apart from, the host variable annuity contract. The embedded derivatives are carried at fair value. Subsequent changes in the fair value of the embedded derivatives are recognized in earnings as a component of net realized investment gains and losses. The fair value of the embedded derivatives is calculated based on a combination of capital market and actuarial assumptions. Projections of cash flows inherent in the valuation of the embedded derivative incorporate numerous assumptions including, but not limited to, expectations of contractholder persistency, contractholder withdrawal patterns, risk neutral market returns, correlations of market returns and market return volatility. As of March 31, 2009 and December 31, 2008, the net balance of the embedded derivatives for living benefits was a liability of $1.44 billion and a liability of $1.70 billion, respectively. The Company does not expect any meaningful level of claims under the living benefit features for several years and believes any such claims would be mitigated by its economic hedging program.

During the first quarter of 2009, the Company recorded net realized investment gains on living benefit embedded derivatives and related economic hedging gains of $365.2 million. These gains where comprised of $261.0 million of net realized investment gains on living benefit embedded derivatives and $104.2 million of related economic hedging gains and revenue. Despite the market declines in the first quarter, the net realized investment gains on living benefit embedded derivatives primarily resulted from higher interest rates, lower volatility assumptions and an increase to the nonperformance component of the discount rate. The net realized investment gains on embedded derivatives increased amortization of DAC by $266.7 million in the current year quarter, which is included in the Corporate and Other segment.

The following assumptions and methodology were used to determine the GMDB claim reserves as of March 31, 2009 and December 31, 2008:

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

NATIONWIDE LIFE INSURANCE COMPANY AND SUBSIDIARIES

(a wholly-owned subsidiary of Nationwide Financial Services, Inc.)

Notes to Condensed Consolidated Financial Statements (Unaudited), Continued

March 31, 2009 and 2008

(8)	Shareholder’s Equity and Dividend Restrictions

Comprehensive Gain (Loss)

The Company’s comprehensive loss includes net income and certain items that are reported directly within separate components of shareholder’s equity that are not recorded in net (loss) income (other comprehensive income or loss).

The following table summarizes the Company’s other comprehensive gain (loss), before and after federal income tax benefit, for the periods indicated:

	Three months ended March 31,
(in millions)	2009	2008
Net unrealized gains (losses) on securities available-for-sale arising during the period:
Net unrealized gains (losses) before adjustments	$41.3	$(507.4)
Net non-credit losses	(183.9)
Net adjustment to deferred policy acquisition costs	(57.5)	85.0
Net adjustment to future policy benefits and claims	(15.5)	(31.9)
Related federal income tax benefit	75.5	159.2

Net unrealized losses	(140.1)	(295.1)

Reclassification adjustment for net realized losses on securities available-for-sale realized during the period:
Net unrealized losses	279.0	85.6
Related federal income tax benefit	(97.7)	(30.0)

Net reclassification adjustment	181.3	55.6

Other comprehensive gain (loss) on securities available-for-sale	41.2	(239.5)

Accumulated net holding losses on cash flow hedges:
Unrealized holding losses	(2.3)	(43.0)
Related federal income tax benefit	0.8	15.1

Other comprehensive loss on cash flow hedges	(1.5)	(27.9)

Other unrealized losses:
Net unrealized losses	—	(2.0)
Related federal income tax benefit	—	0.7

Other net unrealized losses	—	(1.3)

Total other comprehensive gain (loss)	$39.7	$(268.7)

The adjustments to deferred policy acquisition costs (DAC) represent the changes in amortization of DAC that would have been required as a charge or credit to operations had such unrealized amounts been realized and allocated to the product lines. The adjustment to future policy benefits and claims represents the increase in policy reserves from using a discount rate that would have been required had such unrealized amounts been realized and the proceeds reinvested at then current market interest rates, which were lower than the then current effective portfolio rate.

NATIONWIDE LIFE INSURANCE COMPANY AND SUBSIDIARIES

(a wholly-owned subsidiary of Nationwide Financial Services, Inc.)

Notes to Condensed Consolidated Financial Statements (Unaudited), Continued

March 31, 2009 and 2008

The adoption of FSP FAS 115-2 and FAS 124-2 resulted in a cumulative-effect adjustment of $235.0 million, net of taxes, to reclassify the non-credit component of previously recognized other-than-temporary impairment losses from the beginning balance of retained earnings to AOCI.

Adjustments for net realized gains and losses on the ineffective portion of cash flow hedges were immaterial during the three months ended March 31, 2009 and 2008.

Dividend Restrictions

The payment of dividends by NLIC is subject to restrictions set forth in the insurance laws and regulations of the State of Ohio, its domiciliary state. The State of Ohio insurance laws require Ohio-domiciled life insurance companies to seek prior regulatory approval to pay a dividend or distribution of cash or other property if the fair market value thereof, together with that of other dividends or distributions made in the preceding 12 months, exceeds the greater of (1) 10% of statutory-basis policyholders’ surplus as of the prior December 31 or (2) the statutory-basis net income of the insurer for the prior year. NLIC’s statutory capital and surplus as of December 31, 2008 was $2.26 billion, and statutory net loss for 2008 was $898.3 million. As of May 1, 2009, NLIC was able to pay dividends to Nationwide Financial Services, Inc. (NFS) totaling $219.3 million upon providing prior notice to the Ohio Department of Insurance (ODI). The benefits from the use of permitted practices approved by the ODI may not be considered when determining capital and surplus available for dividends. See Note 12 to the audited consolidated financial statements included in the Company’s 2008 Annual Report on Form 10-K for further discussion.

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

March 31, 2009 and 2008

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

The financial services industry, including mutual fund, variable annuity, retirement plan, life insurance and distribution companies, has also been the subject of increasing scrutiny on a broad range of issues by regulators, legislators and the media over the past few years. Numerous regulatory agencies, including the SEC, the Financial Industry Regulatory Authority and the New York State Attorney General, have commenced industry-wide investigations on such issues as late trading and market timing in connection with mutual funds and variable insurance contracts, and have commenced enforcement actions against some mutual fund and life insurance companies on those issues. The Company has responded to information requests and/or subpoenas from the SEC in 2003 and the New York State Attorney General in 2005 in connection with investigations regarding market timing in certain mutual funds offered in insurance products sponsored by the Company. The Company is not aware of any further action on these matters.

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

March 31, 2009 and 2008

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

On November 20, 2007, NLIC and Nationwide Retirement Solutions, Inc. (NRS) were named in a lawsuit filed in the Circuit Court of Jefferson County, Alabama entitled Ruth A. Gwin and Sandra H. Turner, and a class of similarly situated individuals v Nationwide Life Insurance Company, Nationwide Retirement Solutions, Inc., Alabama State Employees Association, PEBCO, Inc. and Fictitious Defendants A to Z. On December 2, 2008, the plaintiffs filed an amended complaint. The plaintiffs claim to represent a class of all participants in the Alabama State Employees Association (ASEA) Plan, excluding members of the Deferred Compensation Committee, members of the Board of Control, ASEA’s directors, officers and board members, and PEBCO’s directors, officers and board members. The class period is from November 20, 2001, to the date of trial. In the amended class action complaint, the plaintiffs allege breach of fiduciary duty, wantonness and breach of contract. The amended class action complaint seeks a declaratory judgment, an injunction, an appointment of an independent fiduciary to protect Plan participants, disgorgement of amounts paid, reformation of Plan documents, compensatory damages and punitive damages, plus interest, attorneys’ fees and costs and such other equitable and legal relief to which plaintiffs and class members may be entitled. Also, on December 2, 2008, the plaintiffs filed a motion for preliminary injunction seeking an order requiring periodic payments made by NRS and/or NLIC to ASEA or PEBCO to be held in a trust account for the benefit of Plan participants. This motion was denied on April 25, 2009. On December 4, 2008, the Alabama State Personnel Board and the State of Alabama by, and through the State Personnel Board, filed a motion to intervene and a complaint in intervention. On December 16, 2008, the Companies filed their Answer. On February 4, 2009, the court provisionally agreed to add the State of Alabama, by and through the State Personnel Board as a party. On April 28, 2009, the court denied the plaintiffs’ motion for preliminary injunction. NRS and NLIC continue to defend this case vigorously.

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

NATIONWIDE LIFE INSURANCE COMPANY AND SUBSIDIARIES

(a wholly-owned subsidiary of Nationwide Financial Services, Inc.)

Notes to Condensed Consolidated Financial Statements (Unaudited), Continued

March 31, 2009 and 2008

On November 15, 2006, NFS, NLIC and NRS were named in a lawsuit filed in the United States District Court for the Southern District of Ohio entitled Kevin Beary, Sheriff of Orange County, Florida, In His Official Capacity, Individually and On Behalf of All Others Similarly Situated v. Nationwide Life Insurance Co., Nationwide Retirement Solutions, Inc. and Nationwide Financial Services, Inc. The plaintiff seeks to represent a class of all sponsors of 457(b) deferred compensation plans in the United States that had variable annuity contracts with the defendants at any time during the class period, or in the alternative, all sponsors of 457(b) deferred compensation plans in Florida that had variable annuity contracts with the defendants during the class period. The class period is from January 1, 1996 until the class notice is provided. The plaintiff alleges that the defendants breached their fiduciary duties by arranging for and retaining service payments from certain mutual funds. The complaint seeks an accounting, a declaratory judgment, a permanent injunction and disgorgement or restitution of the service fee payments allegedly received by the defendants, including interest. On January 25, 2007, NFS, NLIC and NRS filed a motion to dismiss. On September 17, 2007, the Court granted the motion to dismiss. On October 1, 2007, the plaintiff filed a motion to vacate judgment and for leave to file an amended complaint. On September 15, 2008, the Court denied the plaintiffs’ motion to vacate judgment and for leave to file an amended complaint. On October 15, 2008, the plaintiffs filed a notice of appeal, and on March 27, 2009 the plaintiffs filed their brief. NFS, NLIC and NRS continue to defend this lawsuit vigorously.

On February 11, 2005, NLIC was named in a class action lawsuit filed in Common Pleas Court, Franklin County, Ohio entitled Michael Carr v. Nationwide Life Insurance Company. The complaint seeks recovery for breach of contract, fraud by omission, violation of the Ohio Deceptive Trade Practices Act and unjust enrichment. The complaint also seeks unspecified compensatory damages, disgorgement of all amounts in excess of the guaranteed maximum premium and attorneys’ fees. On February 2, 2006, the court granted the plaintiff’s motion for class certification on the breach of contract and unjust enrichment claims. The court certified a class consisting of all residents of the United States and the Virgin Islands who, during the class period, paid premiums on a modal basis to NLIC for term life insurance policies issued by NLIC during the class period that provide for guaranteed maximum premiums, excluding certain specified products. Excluded from the class are NLIC; any parent, subsidiary or affiliate of NLIC; all employees, officers and directors of NLIC; and any justice, judge or magistrate judge of the State of Ohio who may hear the case. The class period is from February 10, 1990 through February 2, 2006, the date the class was certified. On January 26, 2007, the plaintiff filed a motion for summary judgment. On April 30, 2007, NLIC filed a motion for summary judgment. On February 4, 2008, the Court granted the class’s motion for summary judgment on the breach of contract claims arising from the term policies in 43 of 51 jurisdictions. The Court granted NLIC’s motion for summary judgment on the breach of contract claims on all decreasing term policies. On November 7, 2008, the parties reached settlement on this case. A hearing on the proposed settlement is scheduled for June 5, 2009.

On April 13, 2004, NLIC was named in a class action lawsuit filed in Circuit Court, Third Judicial Circuit, Madison County, Illinois, entitled Woodbury v. Nationwide Life Insurance Company. NLIC removed this case to the United States District Court for the Southern District of Illinois on June 1, 2004. On December 27, 2004, the case was transferred to the United States District Court for the District of Maryland and included in the multi-district proceeding entitled In Re Mutual Funds Investment Litigation. In response, on May 13, 2005, the plaintiff filed the first amended complaint purporting to represent, with certain exceptions, a class of all persons who held (through their ownership of an NLIC annuity or insurance product) units of any NLIC sub-account invested in mutual funds that included foreign securities in their portfolios and that experienced market timing or stale price trading activity. The first amended complaint purports to disclaim, with respect to market timing or stale price trading in NLIC’s annuities sub-accounts, any allegation based on NLIC’s untrue statement, failure to disclose any material fact, or usage of any manipulative or deceptive device or contrivance in connection with any class member’s purchases or sales of NLIC annuities or units in annuities sub-accounts. The plaintiff claims, in the alternative, that if NLIC is found with respect to market timing or stale price trading in its annuities sub-accounts, to have made any untrue statement, to have failed to disclose any material fact or to have used or employed any manipulative or deceptive device or contrivance, then the plaintiff purports to represent a class, with certain exceptions, of all persons who, prior to NLIC’s untrue statement, omission of material fact, use or employment of any manipulative or deceptive device or contrivance, held (through their ownership of an NLIC annuity or insurance product) units of any NLIC sub-account invested in mutual funds that included foreign securities in their portfolios and that experienced market timing activity. The first amended complaint alleges common law negligence and seeks to recover damages not to exceed $75,000 per plaintiff or class member, including all compensatory damages and costs. On June 1, 2006, the District Court granted NLIC’s motion to dismiss the plaintiff’s complaint. On January 30, 2009, the United States Court of Appeals for the Fourth Circuit affirmed that dismissal. On January 30, 2009, the United States Court of Appeals for the Fourth Circuit affirmed that dismissal. On April 30, 2009, plaintiffs filed an appeal with the U.S. Supreme Court. NLIC continues to defend this lawsuit vigorously.

NATIONWIDE LIFE INSURANCE COMPANY AND SUBSIDIARIES

(a wholly-owned subsidiary of Nationwide Financial Services, Inc.)

Notes to Condensed Consolidated Financial Statements (Unaudited), Continued

March 31, 2009 and 2008

On August 15, 2001, NFS and NLIC were named in a lawsuit filed in the United States District Court for the District of Connecticut entitled Lou Haddock, as trustee of the Flyte Tool & Die, Incorporated Deferred Compensation Plan, et al v. Nationwide Financial Services, Inc. and Nationwide Life Insurance Company. Currently, the plaintiffs’ fifth amended complaint, filed March 21, 2006, purports to represent a class of qualified retirement plans under ERISA that purchased variable annuities from NLIC. The plaintiffs allege that they invested ERISA plan assets in their variable annuity contracts and that NLIC and NFS breached ERISA fiduciary duties by allegedly accepting service payments from certain mutual funds. The complaint seeks disgorgement of some or all of the payments allegedly received by NFS and NLIC, other unspecified relief for restitution, declaratory and injunctive relief, and attorneys’ fees. To date, the District Court has rejected the plaintiffs’ request for certification of the alleged class. On September 25, 2007, NFS’ and NLIC’s motion to dismiss the plaintiffs’ fifth amended complaint was denied. On October 12, 2007, NFS and NLIC filed their answer to the plaintiffs’ fifth amended complaint and amended counterclaims. On November 1, 2007, the plaintiffs filed a motion to dismiss NFS’ and NLIC’s amended counterclaims. On November 15, 2007, the plaintiffs filed a motion for class certification. On February 8, 2008, the Court denied the plaintiffs’ motion to dismiss the amended counterclaim, with the exception that it was tentatively granting the plaintiffs’ motion to dismiss with respect to NFS’ and NLIC’s claim that it could recover any “disgorgement remedy” from plan sponsors. On April 25, 2008, NFS and NLIC filed their opposition to the plaintiffs’ motion for class certification. On September 29, 2008, the plaintiffs filed their reply to NFS’ and NLIC’s opposition to class certification. On February 27, 2009, the Court heard oral argument on the plaintiffs’ motion for class certification. NFS and NLIC continue to defend this lawsuit vigorously.

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

March 31, 2009 and 2008

(10)	Variable Interest Entities

In the normal course of business, the Company has relationships with variable interest entities (VIEs). The Company’s VIEs are conduits that assist the Company in structured products transactions involving the sale of low-income-housing tax credit funds (LIHTC Funds) to third party investors, other structured product issuances, and private equity investments.

The Company considers many factors when determining whether it is (or is not) the primary beneficiary of a VIE. There is a review of the entity’s contract and other deal related information, such as 1) the entity’s equity investment at risk, decision-making abilities, obligations to absorb economic risks and right to receive economic rewards of the entity, 2) whether the contractual or ownership interest in the entity changes with the change in fair value of the entity, and 3) the extent to which, through the variable interest, the Company shares in the entity’s expected losses and residual returns.

The Company was not required to provide financial or other support outside previous contractual requirements to any VIE.

LIHTC Funds

The Company provides guarantees to limited partners related to the amount of tax credits that will be generated by the funds. The results of operations and financial position of each VIE of which the Company is the primary beneficiary are consolidated along with corresponding noncontrolling interest in the accompanying condensed consolidated financial statements.

The Company had relationships with 19 LIHTC Funds that are considered VIEs as of March 31, 2009 and December 31, 2008, where the company was the primary beneficiary. Net assets of these consolidated VIEs were $405.0 million and $416.0 million as of March 31, 2009 and December 31, 2008, respectively. The following table summarizes the components of net assets as of the dates indicated:

(in millions)	March 31, 2009	December 31, 2008
Other long-term investments	$361.3	$371.1
Short-term investments	19.2	20.9
Other assets	39.9	41.6
Other liabilities	(15.4)	(17.6)

The Company’s total loss exposure from consolidated VIEs was immaterial as of March 31, 2009 and December 31, 2008 (except for the impact of guarantees disclosed in Note 16 to the audited consolidated financial statements included in the Company’s 2008 Annual Report on Form 10-K). Creditors (or beneficial interest holders) of the consolidated VIEs have no recourse to the general credit of the Company.

These LIHTC Funds are financed through the sale of these funds into the secondary market. The proceeds from these sales are used to participate in low-income housing projects that provide tax benefits to the investors.

In addition to the consolidated VIEs described above, the Company holds variable interests, in other LIHTC Funds that qualify as VIEs where the Company is not the primary beneficiary. The carrying amount of these unconsolidated VIEs was $74.0 million and $78.9 million as of March 31, 2009 and December 31, 2008, respectively. The total exposure to loss on these unconsolidated VIEs was $88.5 million and $93.4 million as of March 31, 2009 and December 31, 2008, respectively. The total exposure to loss is determined by adding any unfunded commitments to the carrying amount of the VIEs.

Structured Products

The Company had relationships with one structured product investment that is considered a VIE as of March 31, 2009 and December 31, 2008, where the Company was the primary beneficiary. Net assets of this consolidated VIE were $8.9 million as of March 31, 2009 and December 31, 2008, respectively. Creditors (or beneficial interest holders) of the consolidated VIE have no recourse to the general credit of the Company. There are no arrangements that would require the Company to provide financial support to the VIE.

NATIONWIDE LIFE INSURANCE COMPANY AND SUBSIDIARIES

(a wholly-owned subsidiary of Nationwide Financial Services, Inc.)

Notes to Condensed Consolidated Financial Statements (Unaudited), Continued

March 31, 2009 and 2008

As of both March 31, 2009 and December 31, 2008, the Company was invested in 12 structured product investments that are considered VIEs but where the Company is not the primary beneficiary. These structured products are in the form of synthetic collateralized debt obligations and collateralized lease obligations. The carrying amount on these unconsolidated VIEs was $10.4 million and $13.7 million as of March 31, 2009 and December 31, 2008, respectively. The total exposure to loss on these unconsolidated VIEs is determined to be the carrying amount of the VIEs.

Private Equity Investments

The Company had a relationship with one private equity investment that is considered a VIE as of March 31, 2009 and December 31, 2008, where the Company was the primary beneficiary. Net assets of this consolidated VIE were $12.6 million and $18.6 million as of March 31, 2009 and December 31, 2008, respectively. Creditors (or beneficial interest holders) of the consolidated VIE have no recourse to the general credit of the Company. There are no arrangements that would require the Company to provide financial support to the VIE.

As of March 31, 2009 and December 31, 2008, the Company does not have any private equity investments considered to be a VIE where the Company is not the primary beneficiary.

NATIONWIDE LIFE INSURANCE COMPANY AND SUBSIDIARIES

(a wholly-owned subsidiary of Nationwide Financial Services, Inc.)

Notes to Condensed Consolidated Financial Statements (Unaudited), Continued

March 31, 2009 and 2008

(11)	Segment Information

Management views the Company’s business primarily based on its underlying products and uses this basis to define its four reportable segments: Individual Investments, Retirement Plans, Individual Protection, and Corporate and Other.

The primary segment profitability measure that management uses is pre-tax operating (loss) earnings, which is calculated by adjusting income from continuing operations before federal income taxes and discontinued operations to exclude: (1) net realized investment gains and losses, except for operating items (periodic net amounts paid or received on interest rate swaps that do not qualify for hedge accounting treatment, trading portfolio realized gains and losses, trading portfolio valuation changes, net realized gains and losses related to hedges on GMDB contracts and securitizations); (2) other-than-temporary impairment losses; (3) the adjustment to amortization of DAC related to net realized investment gains and losses; and (4) net loss attributable to noncontrolling interest.

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

Retirement Plans

The Retirement Plans segment is comprised of the Company’s private and public sector retirement plans business. The private sector primarily includes Internal Revenue Code (IRC) Section 401 fixed and variable group annuity business, and the public sector primarily includes IRC Section 457 and Section 401(a) business in the form of full-service arrangements that provide plan administration and fixed and variable group annuities as well as administration-only business.

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

NATIONWIDE LIFE INSURANCE COMPANY AND SUBSIDIARIES

(a wholly-owned subsidiary of Nationwide Financial Services, Inc.)

Notes to Condensed Consolidated Financial Statements (Unaudited), Continued

March 31, 2009 and 2008

The following tables summarize the Company’s business segment operating results for the periods indicated:

	Three months ended March 31, 2009
(in millions)	Individual Investments	Retirement Plans	Individual Protection	Corporate and Other	Total
Revenues:
Policy charges	$113.7	$19.7	$112.9	$—	$246.3
Premiums	41.1	—	46.0	—	87.1
Net investment income	118.1	158.1	85.6	45.7	407.5
Non-operating net realized investment gains[1]	—	—	—	289.9	289.9
Other-than-temporary impairment losses	—	—	—	(303.7)	(303.7)
Other income	82.9	—	—	(4.1)	78.8

Total revenues	355.8	177.8	244.5	27.8	805.9

Benefits and expenses:
Interest credited to policyholder accounts	90.5	102.7	46.2	23.8	263.2
Benefits and claims	162.2	—	87.1	23.2	272.5
Policyholder dividends	—	—	6.0	—	6.0
Amortization of DAC	44.1	7.8	22.9	225.3	300.1
Interest expense	—	—	—	14.1	14.1
Other operating expenses	45.1	37.7	39.0	16.7	138.5

Total benefits and expenses	341.9	148.2	201.2	303.1	994.4

Income (loss) from continuing operations before federal income tax expense (benefit)	13.9	29.6	43.3	(275.3)	$(188.5)

Less: non-operating net realized investment gains[1]	—	—	—	(289.9)
Less: non-operating net other-than-temporary impairment losses	—	—	—	303.7
Less: adjustment to amortization related to net realized investment gains and losses	—	—	—	249.5
Less: net loss attributable to noncontrolling interest	—	—	—	11.0

Pre-tax operating earnings (loss)	$13.9	$29.6	$43.3	$(1.0)

[1]

Excluding operating items (periodic net amounts paid or received on interest rate swaps that do not qualify for hedge accounting treatment, trading portfolio realized gains and losses, trading portfolio valuation changes and net realized gains and losses related to hedges on GMDB contracts and securitizations).

NATIONWIDE LIFE INSURANCE COMPANY AND SUBSIDIARIES

(a wholly-owned subsidiary of Nationwide Financial Services, Inc.)

Notes to Condensed Consolidated Financial Statements (Unaudited), Continued

March 31, 2009 and 2008

	Three months ended March 31, 2008
(in millions)	Individual Investments	Retirement Plans	Individual Protection	Corporate and Other	Total
Revenues:
Policy charges	$159.7	$31.5	$109.7	$—	$300.9
Premiums	33.3	—	42.2	—	75.5
Net investment income	130.4	158.4	81.8	79.1	449.7
Non-operating net realized investment losses[1]	—	—	—	(92.5)	(92.5)
Other-than-temporary impairments	—	—	—	(85.8)	(85.8)
Other income	0.7	—	—	(16.9)	(16.2)

Total revenues	324.1	189.9	233.7	(116.1)	631.6

Benefits and expenses:
Interest credited to policyholder accounts	91.3	105.1	44.1	53.1	293.6
Benefits and claims	53.9	—	73.1	—	127.0
Policyholder dividends	—	—	8.3	—	8.3
Amortization of DAC	77.7	9.9	21.5	(47.5)	61.6
Interest expense	—	—	—	16.6	16.6
Other operating expenses	46.2	35.6	36.7	18.7	137.2

Total benefits and expenses	269.1	150.6	183.7	40.9	644.3

Income (loss) from continuing operations before federal income tax expense (benefit)	55.0	39.3	50.0	(157.0)	$(12.7)

Less: non-operating net realized investment losses[1]	—	—	—	92.5
Less: non-operating total other-than-temporary impairment losses	—	—	—	85.8
Less: adjustment to amortization related to net realized investment gains and losses	—	—	—	(47.5)
Less: net loss atttributable to noncontrolling interest	—	—	—	10.5

Pre-tax operating earnings (loss)	$55.0	$39.3	$50.0	$(15.7)

[1]

Excluding operating items (periodic net amounts paid or received on interest rate swaps that do not qualify for hedge accounting treatment, trading portfolio realized gains and losses, trading portfolio valuation changes and net realized gains and losses related to hedges on GMDB contracts and securitizations).

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

(ii)	tax law changes impacting the tax treatment of life insurance and investment products;

(iii)	modification of the federal estate tax;

(iv)	heightened competition, including specifically the intensification of price competition, the entry of new competitors and the development of new products by new and existing competitors;

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

The following table summarizes pre-tax operating earnings (loss) by segment for the periods indicated:

	Three months ended March 31,
(in millions)	2009	2008	Change
Individual Investments	$13.9	$55.0	(75)%
Retirement Plans	29.6	39.3	(25)%
Individual Protection	43.3	50.0	(13)%
Corporate and Other	(1.0)	(15.7)	(94)%

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

Investments

For fixed maturity and marketable equity securities for which active market quotations generally are available, the Company generally uses independent pricing services to assist in determining the fair value measurement. For certain fixed maturity securities not priced by independent services (e.g., private placement securities without quoted market prices), an internally developed pricing model or “corporate pricing matrix” is most often used. The corporate pricing matrix is developed by obtaining private spreads versus the U.S. Treasury yield for corporate securities with varying weighted average lives and bond ratings. The weighted average life and bond rating of a particular fixed maturity security to be priced using the corporate matrix are important inputs into the model and are used to determine a corresponding spread that is added to the U.S. Treasury yield to create an estimated market yield for that bond. The estimated market yield and other relevant factors are then used to estimate the fair value of the particular fixed maturity security. The Company also utilized broker quotes to assist in pricing securities or to validate modeled prices.

Pricing services, broker quotes and internal valuations are also considered in valuing securities when the volume and level of activity for such assets have significantly decreased (e.g., when the markets for those securities are considered inactive).

As of March 31, 2009, 64% of the prices of fixed maturity securities were valued with assistance of independent pricing services, 11% were valued with assistance of the Company’s pricing matrices, 5% were valued with assistance of broker quotes, 19% were valued with the assistance of the Company’s internal pricing processes and 1% were valued from other sources compared to 78%, 12%, 5%, 4% and 1%, respectively, as of December 31, 2008.

Available-for-sale securities valued using significant Level 3 inputs includes investments in markets which the Company considers inactive, the Company’s non-investment grade holdings in residential mortgage-backed securities, commercial mortgage-backed securities, collateralized debt obligations and other asset-backed securities, certain broker-quoted or internally priced securities and securities that are at or near default based on designations assigned by the NAIC. As of March 31, 2009, Level 3 investments comprised 21% of total investments measured at fair value compared to 21% as of December 31, 2008.

Inactive Markets

Recent market conditions have led to illiquidity in certain markets for financial instruments, causing the Company to consider such markets inactive. Examples of the criterion used by the Company to determine that a market is inactive include, but are not limited to, few recent transactions, price quotations are not based on current information, price quotations vary substantially either over time or among market makers, indexes previously highly correlated have become uncorrelated, significant increase in implied liquidity risk premiums, wide bid-ask spreads, significant decline or absence of a market for new issuances, and little information is released publicly.

As of March 31, 2009 and December 31, 2008, the Company had investments in markets that it considered inactive with an amortized cost of $4.56 billion and $4.42 billion, respectively, and an estimated fair value of $3.18 billion and $3.20 billion, respectively, which represents 15% of the estimated fair value of all fixed maturity securities available-for-sale in both periods. Of these investments in markets that are considered inactive, 89% were priced using a weighting of internal pricing models and independent pricing services, 6% were valued with the assistance of independent pricing services, and 5% were priced using a weighting of broker quotes and internal pricing models to determine the estimated fair values as of March 31, 2009, in comparison to 0%, 93%, and 7%, respectively, as of December 31, 2008.

The investments that were priced using a weighting of internal pricing models and independent pricing services were certain residential mortgage-backed securities backed by Prime, Sub-prime and Alt-A collateral. As of December 31, 2008, these investments were priced solely with the assistance of independent pricing services. As a result of continued decline in the level of activity in these markets during the first quarter of 2009, management did not believe that prices were necessarily representative of the investment’s fair value, which would be the price that would be received in selling the investment in an orderly transaction (that is, not a forced liquidation or distressed sale) between market participants at the measurement date. It is the Company’s judgment that a weighting of internal pricing models and independent pricing services represents a better estimate of the investment’s fair value.

As such, management determined that the use of multiple valuation techniques, considering both an income approach (that maximizes the use of relevant observable inputs and minimizes the use of unobservable inputs) and a market approach (that observes quotes provided by independent pricing services) produces a better representation of an investment’s fair value than reliance only on the market approach valuation technique used at prior measurement dates. The income approach incorporates cash flows for each investment adjusted for expected losses in different interest rate and housing scenarios. The adjusted cash flows are then discounted using a risk premium that market participants would demand because of the risk in the cash flows. The risk premium is reflective of an orderly transaction between market participants at the measurement date under current market conditions and includes items such as liquidity and structure risk.

These internally-generated prices were then reviewed in light of the prices obtained from multiple independent pricing services. The results of these internal prices were then weighted with the prices obtained from the independent pricing services, considering the relative range of values suggested by the indications, to determine the estimated fair value. If the prices provided from the multiple independent pricing services used for benchmarking had been used for these investments, the estimated fair value of the securities would have ranged from an increase of $81.7 million to a decrease of $254.1 million as of March 31, 2009.

The Company’s holdings in securities that were priced using a weighting of broker quotes and internal pricing models to determine the estimated fair values were immaterial to the overall investment portfolio as of March 31, 2009 and December 31, 2008, as they represented 1% of the estimated fair value of fixed maturity securities available-for-sale for both periods.

Counterparty Risk Associated with Derivatives

The Company’s derivative activities primarily are with financial institutions and corporations. To attempt to minimize credit risk, the Company enters into master netting agreements, which reduce risk by permitting the closeout and netting of transactions with the same counterparty upon occurrence of certain events. In addition, the Company attempts to reduce credit risk by obtaining collateral from counterparties. The determination of the need for and the levels of collateral vary based on an assessment of the credit risk of the counterparty. Generally, the Company accepts collateral in the form of cash, U.S. Treasury securities and other marketable securities.

As of March 31, 2009 and December 31, 2008, the Company had received $877.9 million and $1.02 billion, respectively, of cash for derivative collateral, which is in turn invested in short-term investments. The Company also held $31.0 million and $35.4 million of securities as off-balance sheet collateral on derivative transactions as of March 31, 2009 and December 31, 2008, respectively. As of March 31, 2009 and December 31, 2008, the Company had pledged fixed maturity securities with a fair value of $91.3 million and $24.5 million, respectively, as collateral to various derivative counterparties.

The Company periodically evaluates the risks within the derivative portfolios due to credit exposure. When evaluating this risk, the Company considers several factors which include, but are not limited to, the counterparty risk associated with derivative receivables, the Company’s own credit as it relates to derivative payables, the collateral thresholds associated with each counterparty, and changes in relevant market data in order to gain insight into the probability of default by the counterparty. In addition, the effect that the Company’s exposure to credit risk could have on the effectiveness of the Company’s hedging relationships is considered. As of March 31, 2009, the impact of the exposure to credit risk on both the fair value measurement of derivative assets and liabilities and the effectiveness of the Company’s hedging relationships was immaterial.

Future Policy Benefits and Claims

The fair value measurements for future policy benefits and claims relate to embedded derivatives associated with contracts with living benefit riders (guaranteed minimum accumulation benefits (GMABs), guaranteed lifetime withdrawal benefits (GLWBs) and equity-indexed annuities). Related derivatives are internally valued. The valuation of guaranteed minimum benefit embedded derivatives is based on capital market and actuarial risk assumptions, including risk margin considerations reflecting policyholder behavior. The Company uses observable inputs, such as published swap rates, in its capital market assumptions. Actuarial assumptions, including lapse behavior and mortality rates, are based on actual experience.

During the first quarter of 2009, the Company recorded net realized investment gains on living benefit embedded derivatives and related economic hedging gains of $365.2 million. These gains where comprised of $261.0 million of net realized investment gains on living benefit embedded derivatives and $104.2 million of related economic hedging gains and revenue. Despite the market declines in the first quarter, the net realized investment gains on living benefit embedded derivatives primarily resulted from higher interest rates, lower volatility assumptions and an increase to the nonperformance component of the discount rate. The net realized investment gains on embedded derivatives increased amortization of DAC by $266.7 million in the current year quarter, which is included in the Corporate and Other segment.

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

Note 2 to the audited consolidated financial statements included in the Company’s 2008 Annual Report on Form 10-K provides a summary of significant accounting policies. See Part 1 – Financial Information, Item 1 – Condensed Consolidated Financial Statements, Note 3 – Recently Issued Accounting Standards for a discussion of recently issued accounting standards. The Company’s critical accounting policies have not changed materially from those disclosed in the Company’s 2008 Annual Report on Form 10-K.

Results of Operations

First Quarter – 2009 Compared to 2008

The following table summarizes the Company’s consolidated results of operations for the periods indicated:

	Three months ended March 31,
(in millions)	2009	2008	Change
Revenues:
Policy charges:
Asset fees	$118.0	$178.3	(34)%
Cost of insurance charges	88.0	79.2	11%
Administrative fees	25.9	28.8	(10)%
Surrender fees	14.4	14.6	(1)%

Total policy charges	246.3	300.9	(18)%
Premiums	87.1	75.5	15%
Net investment income	407.5	449.7	(9)%
Net realized investment gains (losses)	367.8	(109.5)	NM
Other-than-temporary impairment losses (consisting of $654.4 of total other-than-temporary impairment losses, net of $350.7 recognized in other comprehensive income, for the three months ended March 31, 2009)	(303.7)	(85.8)	254%
Other income	0.9	0.8	13%

Total revenues	805.9	631.6	28%

Benefits and expenses:
Interest credited to policyholder accounts	263.2	293.6	(10)%
Benefits and claims	272.5	127.0	115%
Policyholder dividends	6.0	8.3	(28)%
Amortization of DAC	300.1	61.6	387%
Interest expense, primarily with NFS	14.1	16.6	(15)%
Other operating expenses	138.5	137.2	1%

Total benefits and expenses	994.4	644.3	54%

Loss from continuing operations before federal income tax benefit	(188.5)	(12.7)	NM
Federal income tax benefit	(72.4)	(17.7)	309%

Net (loss) income	(116.1)	5.0	NM
Less: Net loss attributable to noncontrolling interest	11.0	10.5	5%

Net (loss) income attributable to NLIC	$(105.1)	$15.5	NM

The Company recorded a net loss for the first quarter of 2009 compared to net income in the prior year primarily due to increases in other-than-temporary impairment losses, higher benefits and claims and lower asset fees. The overall decline was partially offset by net realized investments gains for the first quarter of 2009 compared to losses in the prior year quarter. Lastly, the Company recorded a federal income tax benefit for the current year quarter primarily due to the aforementioned declines in net income.

Other-than-temporary impairment losses increased by $217.9 million due to challenging market conditions.

Benefits and claims increased in the Individual Investments segment primarily due to higher exposure on GMDB contracts driven by unfavorable market conditions which increased benefits and claims by $99.6 million.

The decrease in asset fees was driven by lower average separate account values across all segments due to unfavorable market performance.

During the first quarter of 2009, the Company recorded net realized investment gains on living benefit embedded derivatives and related economic hedging gains of $365.2 million. These gains where comprised of $261.0 million of net realized investment gains on living benefit embedded derivatives and $104.2 million of related economic hedging gains and revenue. Despite the market declines in the first quarter, the net realized investment gains on living benefit embedded derivatives primarily resulted from higher interest rates, lower volatility assumptions and an increase to the nonperformance component of the discount rate. The net realized investment gains on embedded derivatives increased amortization of DAC by $266.7 million in the current year quarter, which is included in the Corporate and Other segment.

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

First Quarter – 2009 Compared to 2008

The following table summarizes sales by product and segment for the periods indicated:

	Three months ended March 31,
(in millions)	2009	2008	Change
Individual Investments
Individual variable annuities	$909.0	$1,208.4	(25)%
Individual fixed annuities	150.7	39.3	283%
Income products	58.4	48.6	20%
Advisory services program	—	23.2	NM

Total Individual Investments	1,118.1	1,319.5	(15)%

Retirement Plans
Private sector:
Group products	205.0	257.3	(20)%
Other	4.9	20.8	(76)%
Public sector:
IRC Section 457 annuities	419.3	435.8	(4)%

Total Retirement Plans	629.2	713.9	(12)%

Individual Protection
Corporate-owned life insurance	112.1	205.5	(45)%
Traditional/universal life insurance	106.6	115.8	(8)%
Variable life insurance	83.2	101.3	(18)%

Total Individual Protection	301.9	422.6	(29)%

Total sales	$2,049.2	$2,456.0	(17)%

See Part I – Financial Information, Item 2 – Management’s Narrative Analysis of the Results of Operations – Business Segments for an analysis of sales by product and segment.

The following table summarizes sales by distribution channel for the periods indicated:

	Three months ended March 31,
(in millions)	2009	2008	Change
Non-affiliated:
Independent broker/dealers	$560.6	$637.5	(12)%
Financial institutions	326.7	451.6	(28)%
Wirehouse and regional firms	395.7	436.8	(9)%
Life insurance specialists	112.1	105.6	6%
Pension plan administrators	49.9	74.8	(33)%

Total non-affiliated sales	1,445.0	1,706.3	(15)%

Affiliated:
NRS	422.3	442.4	(5)%
NFN producers	181.9	207.4	(12)%
Mullin TBG	—	99.9	NM

Total affiliated sales	604.2	749.7	(19)%

Total sales	$2,049.2	$2,456.0	(17)%

The decrease in total sales primarily was due to lower variable product sales, especially individual variable annuity sales in the Individual Investments segment. Volatile market conditions and the continuing economic slowdown have negatively impacted variable product sales industry wide. Economic conditions also contributed to lower private sector group product sales in the Retirement Plans segment through reduced employer discretionary contributions, employee deferrals and plan transfers. Lower corporate-owned life insurance sales in the Individual Protection segment were primarily due to the continuing economic slowdown. The Company exited the advisory services program business in the Individual Investments segment during 2008. Strong sales of individual fixed annuities in the Individual Investments segment partially offset the overall decline.

Lower sales through the financial institutions, independent broker/dealers, wirehouse and regional firms, NFN producers, pension plan administrators and NRS channels reflect the declines in variable and group product sales mentioned above, partially mitigated by increased sales by life insurance specialists.

The Company exited the Mullin TBG channel in the fourth quarter of 2008 due to the sale of TBG Insurance Services Corporation d/b/a TBG Financial by NFS.

Business Segments

Individual Investments

First Quarter – 2009 Compared to 2008

The following table summarizes selected financial data for the Company’s Individual Investments segment for the periods indicated:

	Three months ended March 31,
(dollars in millions)	2009	2008	Change
Statements of Income Data
Revenues:
Policy charges:
Asset fees	$94.8	$141.0	(33)%
Administrative fees	8.5	7.3	16%
Surrender fees	10.4	11.4	(9)%

Total policy charges	113.7	159.7	(29)%
Premiums	41.1	33.3	23%
Net investment income	118.1	130.4	(9)%
Other income	82.9	0.7	NM

Total revenues	355.8	324.1	10%

Benefits and expenses:
Interest credited to policyholder accounts	90.5	91.3	(1)%
Benefits and claims	162.2	53.9	201%
Amortization of DAC	44.1	77.7	(43)%
Other operating expenses	45.1	46.2	(2)%

Total benefits and expenses	341.9	269.1	27%

Pre-tax operating earnings	$13.9	$55.0	(75)%

Other Data
Interest spread margin:
Net investment income	4.37%	5.44%
Interest credited	3.16%	3.65%

Interest spread on average general account values	1.21%	1.79%

Sales:
Individual variable annuities	$909.0	$1,208.4	(25)%
Individual fixed annuities	150.7	39.3	283%
Income products	58.4	48.6	20%
Advisory services program	—	23.2	NM

Total sales	$1,118.1	$1,319.5	(15)%

Average account values:
General account	$11,468.2	$9,997.2	15%
Separate account	26,487.1	40,343.8	(34)%
Advisory services program	41.3	625.8	(93)%

Total average account values	$37,996.6	$50,966.8	(25)%

Account values as of period end:
Individual variable annuities	$30,822.1	$42,430.7	(27)%
Individual fixed annuities	4,083.1	4,048.5	1%
Income products	2,085.6	2,066.9	1%
Advisory services program	—	604.4	NM

Total account values	$36,990.8	$49,150.5	(25)%

Pre-tax operating earnings to average account values	0.15%	0.43%

Pre-tax operating earnings declined due to higher benefits and claims, lower asset fees and lower interest spread income, partially offset by higher other income, lower amortization of DAC and higher premiums.

Benefits and claims increased primarily due to higher exposure on GMDB contracts due to unfavorable market conditions which increased benefits and claims by $99.6 million.

The decrease in asset fees was due to lower average separate account values driven by unfavorable market performance.

Interest spread income declined primarily due to lower interest spread margins in the variable annuity business resulting from lower interest rates. Interest spread margins declined to 121 basis points in the three months ended March 31, 2009 compared to 179 basis points in the prior year period, reducing interest spread income by approximately $11.5 million. The current quarter margins included a $0.6 million decrease in income from mortgage loan prepayments and bond call premiums compared to the prior year quarter, which contributed 3 basis points to the margin decline discussed above.

Other income increased due to higher realized gains of $82.8 million on derivatives associated with the Company’s economic hedging program for GMDB contracts.

Amortization of DAC declined primarily due to lower variable annuity gross profits in the current period.

Higher premiums were attributable to a 20% increase in income product sales during the quarter as customer demand shifts toward fixed income products.

Lower overall sales primarily were attributable to the individual variable annuity business due to volatile market conditions and the current economic slowdown, partially offset by improved fixed annuity sales. In addition, the decline in advisory services program sales was due to the Company exiting this business during 2008.

The following table summarizes selected information about the Company’s deferred individual fixed annuities, including the fixed option of variable annuities, as of March 31, 2009:

	Ratchet		Reset		Market value adjustment (MVA) and other		Total
(dollars in millions)	Account value	Weighted average crediting rate	Account value	Weighted average crediting rate	Account value	Weighted average crediting rate	Account value	Weighted average crediting rate
Minimum interest rate of 3.50% or greater	$—	NA	$592.2	3.55%	$—	NA	$592.2	3.55%
Minimum interest rate of 3.00% to 3.49%	1,053.9	4.01%	2,573.2	3.09%	—	NA	3,627.1	3.35%
Minimum interest rate lower than 3.00%	972.9	3.74%	1,148.4	3.69%	190.1	1.36%	2,311.4	3.52%
MVA with no minimum interest rate guarantee	—	NA	—	NA	2,948.1	2.66%	2,948.1	2.66%

Total deferred individual fixed annuities	$2,026.8	3.88%	$4,313.8	3.31%	$3,138.2	2.58%	$9,478.8	3.19%

See Part 1 – Financial Information, Item 1 – Condensed Consolidated Financial Statements, Note 7 – Variable Annuity Contracts of this report for further discussion of guarantee types offered on non-traditional variable annuity contacts offered by the Company, which are consistent with the fixed annuity descriptions above.

Retirement Plans

First Quarter – 2009 Compared to 2008

The following table summarizes selected financial data for the Company’s Retirement Plans segment for the periods indicated:

	Three months ended March 31,
(dollars in millions)	2009	2008	Change
Statements of Income Data
Revenues:
Policy charges:
Asset fees	$16.4	$27.8	(41)%
Administrative fees	2.7	3.3	(18)%
Surrender fees	0.6	0.4	50%

Total policy charges	19.7	31.5	(37)%
Net investment income	158.1	158.4	—

Total revenues	177.8	189.9	(6)%

Benefits and expenses:
Interest credited to policyholder accounts	102.7	105.1	(2)%
Amortization of DAC	7.8	9.9	(21)%
Other operating expenses	37.7	35.6	6%

Total benefits and expenses	148.2	150.6	(2)%

Pre-tax operating earnings	$29.6	$39.3	(25)%

Other Data
Interest spread margin:
Net investment income	5.58%	5.88%
Interest credited	3.62%	3.90%

Interest spread on average general account values	1.96%	1.98%

Sales:
Private sector	$209.9	$278.1	(25)%
Public sector	419.3	435.8	(4)%

Total sales	$629.2	$713.9	(12)%

Average account values:
General account	$11,336.8	$10,769.6	5%
Separate account	9,750.5	15,077.1	(35)%

Total average account values	$21,087.3	$25,846.7	(18)%

Account values as of period end:
Private sector	$6,772.9	$8,794.1	(23)%
Public sector	14,057.2	16,345.6	(14)%

Total account values	$20,830.1	$25,139.7	(17)%

Pre-tax operating earnings to average account values	0.56%	0.61%

The decrease in pre-tax operating earnings was driven by lower asset fees due to a decline in average separate account values driven by unfavorable market performance.

Private sector sales drove down overall sales primarily due to reduced employer discretionary contributions, employee deferrals and plan transfers.

Individual Protection

First Quarter – 2009 Compared to 2008

The following table summarizes selected financial data for the Company’s Individual Protection segment for the periods indicated:

	Three months ended March 31,
(in millions)	2009	2008	Change
Statements of Income Data
Revenues:
Policy charges:
Asset fees	$6.8	$9.5	(28)%
Cost of insurance charges	88.0	79.2	11%
Administrative fees	14.7	18.2	(19)%
Surrender fees	3.4	2.8	21%

Total policy charges	112.9	109.7	3%
Premiums	46.0	42.2	9%
Net investment income	85.6	81.8	5%

Total revenues	244.5	233.7	5%

Benefits and expenses:
Interest credited to policyholder accounts	46.2	44.1	5%
Benefits	87.1	73.1	19%
Policyholder dividends	6.0	8.3	(28)%
Amortization of DAC	22.9	21.5	7%
Other operating expenses	39.0	36.7	6%

Total benefits and expenses	201.2	183.7	10%

Pre-tax operating earnings	$43.3	$50.0	(13)%

Other Data
Sales:
Corporate-owned life insurance	$112.1	$205.5	(45)%
Traditional/universal life insurance	106.6	115.8	(8)%
Variable life insurance	83.2	101.3	(18)%

Total sales	$301.9	$422.6	(29)%

Policy reserves as of period end:
Individual investment life insurance	$2,637.1	$3,741.0	(30)%
Corporate investment life insurance	8,305.9	8,503.7	(2)%
Traditional life insurance	2,035.9	2,024.0	1%
Universal life insurance	1,364.0	1,253.8	9%

Total policy reserves	$14,342.9	$15,522.5	(8)%

Insurance in force as of period end:
Individual investment life insurance	$38,507.7	$39,625.7	(3)%
Corporate investment life insurance	24,123.1	25,298.9	(5)%
Traditional life insurance	34,950.6	24,178.7	45%
Universal life insurance	11,365.8	10,277.7	11%

Total insurance in force	$108,947.2	$99,381.0	10%

The decrease in pre-tax operating earnings was driven by higher benefits and lower administrative fees, offset by higher cost of insurance charges.

Higher benefits primarily were due to adverse mortality in the current year in the universal life insurance business. The average net claim size and the number of claims increased 33% and 14%, respectively, over the prior year.

Administrative fees decreased due to lower universal life sales from which part of these fees are derived.

Cost of insurance charges rose $4.5 million in the universal life insurance business due to increased fixed life business in force combined with the aging of the individual life business block. The aging of a block generally increases cost of insurance charges as the Company’s related mortality risk also rises. Additionally, cost of insurance charges increased in the COLI business by $3.1 million. The increase was driven by an increase in net amount at risk due to lower average separate account values from the decline in the financial markets.

The decrease in sales primarily was due to lower COLI, traditional/universal life insurance and variable life insurance sales as a result of the current economic slowdown which has reduced corporations’ and individuals’ demand for life insurance products.

Corporate and Other

First Quarter – 2009 Compared to 2008

The following table summarizes selected financial data for the Company’s Corporate and Other segment for the periods indicated:

	Three months ended March 31,
(in millions)	2009	2008	Change
Statements of Income Data
Operating revenues:
Net investment income	$45.7	$79.1	(42)%
Other income	(4.1)	(16.9)	(76)%

Total operating revenues	41.6	62.2	(33)%

Benefits and operating expenses:
Interest credited to policyholder accounts	22.8	53.1	(57)%
Interest expense	14.1	16.6	(15)%
Other operating expenses	5.7	8.2	(30)%

Total benefits and operating expenses	42.6	77.9	(45)%

Pre-tax operating loss	(1.0)	(15.7)	(94)%
Add: non-operating net realized investment gains (losses)[1]	289.9	(92.5)	NM
Add: non-operating net other-than-temporary impairment losses	(303.7)
Add: non-operating total other-than-temporary impairment losses		(85.8)
Add: adjustment to amortization related to net realized investment gains and losses	(249.5)	47.5	NM
Add: net loss attributable to noncontrolling interest	(11.0)	(10.5)	5%

Loss from continuing operations before federal income tax benefit	$(275.3)	$(157.0)	75%

Other Data
Customer funds managed and administered:
Funding agreements backing medium-term notes	$3,020.1	$4,528.7	(33)%

[1]

Excluding operating items (periodic net amounts paid or received on interest rate swaps that do not qualify for hedge accounting treatment, trading portfolio realized gains and losses, trading portfolio valuation changes and net realized gains and losses related to hedges on GMDB contracts and securitizations).

The Company recorded a lower pre-tax operating loss in the first three months of 2009 compared to the prior year period primarily due to higher other income.

Higher other income primarily was driven by lower impairments in the first quarter of 2009 compared to the prior year by $11.5 million in the Company’s structured products business related to mortgages and mortgage loan commitments.

Interest spread income decline due to lower MTN interest spread income of $3.7 million during the current year quarter. Net investment income and interest credited to policyholder accounts declined significantly primarily due to a in MTN assets as a result of note maturities.

Non-operating net realized investment losses and net other-than-temporary impairments were driven by a $440.0 million increase in gains on living benefit embedded derivatives, net of economic hedging activity.

Non-operating other-than-temporary impairment losses increased $217.9 million due to challenging market conditions.

The gains on living benefit embedded derivatives, net of economic hedging activity, adversely impacted the adjustment to amortization related to net realized investment gains and losses.

The following table summarizes net realized investment losses from continuing operations by source for the periods indicated:

	Three months ended March 31,
(in millions)	2009	2008
Total realized gains (losses) on sales, net of hedging losses	$38.3	$(6.9)
Total realized losses on sales, net of hedging gains	(33.8)	(22.3)
Credit default swaps	(7.0)	(1.0)
Derivatives and embedded derivatives associated with living benefit contracts	365.2	(74.8)
Derivatives associated with death benefit contracts	82.9	—
Other derivatives	(77.8)	(4.5)

Net realized investment gains (losses)	$367.8	$(109.5)

The following table summarizes other-than-temporary and other investment impairments by asset type for the periods indicated:

(in millions)	Gross	Included in OCI	Net
Three months ended March 31, 2009:
Fixed maturity securities:
Corporate securities
Public	$168.0	$(8.2)	$159.8
Private	14.7	—	14.7
Residential mortgage-backed securities	319.9	(248.8)	71.1
Commercial mortgage-backed securities	12.7	—	12.7
Collateralized debt obligations	116.8	(93.7)	23.1
Other asset-backed securities	13.0	—	13.0

Total fixed maturity securities	645.1	(350.7)	294.4
Equity securities	7.1	—	7.1
Other	2.2	—	2.2

Other-than-temporary impairment losses	$654.4	$(350.7)	$303.7

(in millions)			Total impairments
Three months ended March 31, 2008:
Fixed maturity securities:
Corporate securities
Public			$10.0
Private			10.4
Residential mortgage-backed securities			25.4
Commercial mortgage-backed securities			10.0
Collateralized debt obligations			30.0

Other-than-temporary impairment losses			$85.8

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

The following table summarizes for the three months ended March 31, 2009 the Company’s largest aggregate losses on sales and write-downs by issuer, the related circumstances giving rise to the losses and the circumstances that may have affected other material investments held:

(in millions)	Fair value at sale (proceeds)	YTD loss on sale	YTD other-than- temporary impairment losses	March 31, 2009
				Holdings[1]	Net unrealized gain (loss)[3]
Ownership interest in a perpetual preferred security. An impairment was recognized in the first quarter of 2009 due to an inability to demonstrate that full recovery would occur within a reasonable time period.	$—	$—	$(36.9)	$22.0	$—

Ownership interest in a corporate bond. An impairment was recognized in the first quarter of 2009 due to full recovery not being expected.	—	—	(19.7)	16.4	(2.9)

Ownership interest in a perpetual preferred security. An impairment was recognized in the first quarter of 2009 due to an inability to demonstrate that full recovery would occur within a reasonable time period.	—	—	(17.5)	1.6	—

Ownership interest in a perpetual preferred security. An impairment was recognized in the first quarter of 2009 due to an inability to demonstrate that full recovery would occur within a reasonable time period.	—	—	(15.6)	10.1	—

Ownership interest in a perpetual preferred security. An impairment was recognized in the first quarter of 2009 due to an inability to demonstrate that full recovery would occur within a reasonable time period.	—	—	(15.2)	42.8	(9.9)

Ownership interest in a subprime residential mortgage-backed security. An impairment was recognized in the first quarter of 2009 due to expected principal loss.[2]	—	—	(12.3)	87.4	(13.0)

Ownership interest in a securitization of a fleet of container vessels. An impairment was recognized in the first quarter of 2009 due to expected loss of principal.	—	—	(10.5)	10.3	—

Ownership interest in a corporate bond. An impairment was recognized in the first quarter of 2009 due to full recovery not being expected.	—	—	(10.1)	15.4	(0.1)

Ownership interest in stripped perpetual debt principal units. An impairment was recognized in the first quarter of 2009 due to an inability to demonstrate that full recovery would occur within a reasonable time period.	—	—	(6.9)	9.2	(0.6)

A preferred security sold at a loss during the first quarter of 2009.	—	—	(6.8)	61.9	(1.9)

[1]	Holdings represent amortized cost of fixed maturity securities and cost of equity securities as of the date indicated aggregated by issuer for all classes of holdings of the issuer.
[2]	Securities with sub-prime collateral.
[3]	Includes other-than-temporary impairment losses recognized in other comprehensive income.

No other issuer had aggregate losses on sales and write-downs greater than 2.0% of the Company’s total gross losses on sales and write-downs on fixed maturity and equity securities as of the date indicated.

Contractual Obligations and Commitments

The Company’s contractual obligations and commitments have not changed materially from those disclosed in the Company’s 2008 Annual Report on Form 10-K.

Off-Balance Sheet Transactions

Under the MTN program, NLIC issues funding agreements to an unconsolidated third party trust to secure notes issued to investors by the trust. The funding agreements rank equal with all other insurance claims of the issuing company in the event of liquidation and should be treated as “annuities” under applicable Ohio insurance law. Therefore, the funding agreement obligations are classified as a component of future policy benefits and claims on the condensed consolidated balance sheets. Because the Company is not the primary beneficiary of, and has no ownership interest in, or control over, the third party trust that issues the MTNs, the Company does not include the trust in its condensed consolidated financial statements. Since the notes issued by the trust have a secured interest in the funding agreements issued by the Company, Moody’s Investors Service, Inc. and Standard & Poor’s Ratings Services, a division of The McGraw-Hill Companies, Inc., assign the same ratings to the notes and the insurance financial strength of the Company. See Part 1 – Financial Information, Item 1 – Condensed Consolidated Financial Statements, Note 6 – Investments for information about off-balance sheet collateral related to the Company’s securities lending program.

ITEM 3 QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company’s market risks have not changed materially from those disclosed in the Company’s 2008 Annual Report on Form 10-K.

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

ITEM 1A RISK FACTORS

The Company’s risk factors have not changed materially from those disclosed in the Company’s 2008 Annual Report on Form 10-K.

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

NATIONWIDE LIFE INSURANCE COMPANY
(Registrant)

Date: May 7, 2009	/s/ Timothy G. Frommeyer
Timothy G. Frommeyer, Senior Vice President — Chief Financial Officer (Principal Financial Officer and Duly Authorized Officer)