Form 10-K/A
period 2008-12-31
NATIONWIDE LIFE INSURANCE CO
filed 2009-07-17
CIK 205695

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

(Amendment No. 1)

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

Explanatory Note

This Amendment No. 1 amends Nationwide Life Insurance Company’s (the “Company”) Annual Report on Form 10-K for the fiscal year ended December 31, 2008, which was filed with the Securities and Exchange Commission on March 2, 2009 (the “Original Filing”). The Company is filing this Amendment No. 1 solely for the purpose of amending Part IV, Item 15, Exhibits 31.1 and 31.2 to include language in paragraph 4 referring to internal control over financial reporting. No other changes have been made to the Original Filing.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NATIONWIDE LIFE INSURANCE COMPANY (Registrant)

Date: July 17, 2009	By	/s/ Mark R. Thresher
Mark R. Thresher, President and Chief Operating
Officer (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Mark R. Thresher	July 17, 2009	/s/ Timothy G. Frommeyer	July 17, 2009

Mark R. Thresher, President and Chief Operating Officer and Director (Principal Executive Officer)	Date	Timothy G. Frommeyer, Senior Vice President – Chief Financial Officer and Director	Date

/s/ Peter A. Golato	July 17, 2009	/s/ Lawrence A. Hilsheimer	July 17, 2009

Peter A. Golato, Director	Date	Lawrence A. Hilsheimer, Director	Date

/s/ Stephen S. Rasmussen	July 17, 2009

Stephen S. Rasmussen, Director	Date

Exhibit Index

Exhibit

The following exhibits are filed as a part of Amendment No. 1 to this report on Form 10-K/A:

31.1	Certification of Mark R. Thresher pursuant to 18 U.S.C. section 1350, as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Timothy G. Frommeyer pursuant to 18 U.S.C. section 1350, as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002