Form 10-Q
period 2009-06-30
NATIONWIDE LIFE INSURANCE CO
filed 2009-07-31
CIK 205695

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2009

or

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

Yes  ☐    No  ☒

No established published trading market exists for the registrant’s common stock, par value $1.00 per share. As of July 31, 2009, 3,814,779 shares of the registrant’s common stock were outstanding, all of which are held by Nationwide Financial Services, Inc.

The Registrant meets the conditions set forth in General Instruction H(1)(a) and (b) of Form 10-Q and is therefore filing this Form in the reduced disclosure format.

NATIONWIDE LIFE INSURANCE COMPANY AND SUBSIDIARIES

FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2009

PART I – FINANCIAL INFORMATION

ITEM 1 Condensed Consolidated Financial Statements

Condensed Consolidated Statements of Income

(Unaudited)

(in millions)

	Three months ended June 30,		Six months ended June 30,
	2009	2008	2009	2008
Revenues:
Policy charges	$279.3	$311.1	$525.6	$612.0
Premiums	97.1	72.0	184.2	147.5
Net investment income	435.7	431.8	843.2	881.5
Net realized investment gains (losses)	130.3	65.1	498.1	(44.4)
Other-than-temporary impairment losses (consisting of $51.1 and $705.5 of total other-than-temporary impairment losses, net of $12.8 and $363.5 recognized in other comprehensive income, for the three and six months ended June 30, 2009, respectively)	(38.3)	(79.3)	(342.0)	(165.1)
Other income	(0.5)	1.1	0.4	1.9

Total revenues	903.6	801.8	1,709.5	1,433.4

Benefits and expenses:
Interest credited to policyholder accounts	273.3	275.0	536.5	568.6
Benefits and claims	87.5	129.0	360.0	256.0
Policyholder dividends	3.9	6.2	9.9	14.5
Amortization of deferred policy acquisition costs	157.3	163.5	457.4	225.1
Interest expense, primarily with Nationwide Financial Services, Inc. (NFS)	13.9	15.3	28.0	31.9
Other operating expenses	133.8	132.7	272.3	269.9

Total benefits and expenses	669.7	721.7	1,664.1	1,366.0

Income from continuing operations before federal income tax expense (benefit)	233.9	80.1	45.4	67.4
Federal income tax expense (benefit)	62.7	28.5	(9.7)	10.8

Net income	171.2	51.6	55.1	56.6
Less: Net loss attributable to noncontrolling interest	13.8	12.2	24.8	22.7

Net income attributable to NLIC	$185.0	$63.8	$79.9	$79.3

See accompanying notes to condensed consolidated financial statements.

NATIONWIDE LIFE INSURANCE COMPANY AND SUBSIDIARIES

(a wholly-owned subsidiary of Nationwide Financial Services, Inc.)

Condensed Consolidated Balance Sheets

(in millions, except for share amounts)

	June 30, 2009	December 31, 2008
	(Unaudited)
Assets
Investments:
Securities available-for-sale, at fair value:
Fixed maturity securities (cost $23,325.1 and $21,820.9)	$21,527.3	$19,247.2
Equity securities (cost $21.2 and $30.9)	22.7	26.5
Mortgage loans on real estate, net	6,724.2	7,189.9
Short-term investments, including amounts managed by a related party	1,387.5	2,780.9
Other investments	1,257.5	1,305.5

Total investments	30,919.2	30,550.0
Cash and cash equivalents	13.6	36.7
Accrued investment income	330.2	300.9
Deferred policy acquisition costs	3,965.0	4,423.9
Other assets	2,559.5	3,332.9
Separate account assets	48,990.8	46,936.9

Total assets	$86,778.3	85,581.3

Liabilities and Shareholder’s Equity
Liabilities:
Future policy benefits and claims	$31,420.8	$32,536.3
Short-term debt	249.7	249.7
Long-term debt, payable to NFS	700.0	700.0
Other liabilities	2,060.3	2,463.4
Separate account liabilities	48,990.8	46,936.9

Total liabilities	83,421.6	82,886.3

Shareholder’s equity:
Common stock, $1 par value; authorized - 5,000,000 shares; issued and outstanding - 3,814,779 shares	3.8	3.8
Additional paid-in capital	633.2	613.2
Retained earnings	3,289.9	2,973.2
Accumulated other comprehensive loss	(961.0)	(1,311.2)

Total shareholder’s equity	2,965.9	2,279.0
Noncontrolling interest	390.8	416.0

Total equity	3,356.7	2,695.0

Total liabilities and equity	$86,778.3	$85,581.3

See accompanying notes to condensed consolidated financial statements.

NATIONWIDE LIFE INSURANCE COMPANY AND SUBSIDIARIES

(a wholly-owned subsidiary of Nationwide Financial Services, Inc.)

Condensed Consolidated Statements of Changes in Equity

Six Months Ended June 30, 2009 and 2008

(Unaudited)

(in millions)

	Common stock	Additional paid-in capital	Retained earnings	Accumulated other comprehensive loss	Total shareholder’s equity	Non-controlling interest	Total equity
Balance as of December 31, 2007	$3.8	$274.4	$4,049.5	$(90.5)	$4,237.2	$465.7	$4,702.9

Dividends to NFS	—	—	(246.5)	—	(246.5)	—	(246.5)
Member contributions to noncontrolling interest	—	—	—	—	—	12.6	12.6
Other, net	—	—	—	—	—	0.5	0.5

Comprehensive loss:
Net income (loss)	—	—	79.3	—	79.3	(22.7)	56.6
Other comprehensive loss, net of taxes	—	—	—	(400.2)	(400.2)	—	(400.2)

Total comprehensive loss					(320.9)	(22.7)	(343.6)

Balance as of June 30, 2008	$3.8	$274.4	$3,882.3	$(490.7)	$3,669.8	$456.1	$4,125.9

Balance as of December 31, 2008	$3.8	$613.2	$2,973.2	$(1,311.2)	$2,279.0	$416.0	$2,695.0

Cumulative effect of adoption of accounting principle, net of taxes	—	—	235.0	(235.0)	—	—	—
Capital contributed by NFS	—	20.0	—	—	20.0	—	20.0
Other, net	—	—	1.8	—	1.8	(0.4)	1.4

Comprehensive gain (loss):
Net income (loss)	—	—	79.9	—	79.9	(24.8)	55.1
Other comprehensive gain, net of taxes	—	—	—	585.2	585.2	—	585.2

Total comprehensive gain (loss)					665.1	(24.8)	640.3

Balance as of June 30, 2009	$3.8	$633.2	$3,289.9	$(961.0)	$2,965.9	$390.8	$3,356.7

See accompanying notes to condensed consolidated financial statements.

NATIONWIDE LIFE INSURANCE COMPANY AND SUBSIDIARIES

(a wholly-owned subsidiary of Nationwide Financial Services, Inc.)

Condensed Consolidated Statements of Cash Flows

(Unaudited)

(in millions)

	Six months ended June 30,
	2009	2008
Cash flows from operating activities:
Net income attributable to NLIC	$79.9	$79.3
Adjustments to reconcile net income to net cash provided by operating activities:
Net realized investment (gains) losses	(498.1)	44.4
Other-than-temporary impairment losses	342.0	165.1
Interest credited to policyholder accounts	536.5	568.6
Capitalization of deferred policy acquisition costs	(253.5)	(303.3)
Amortization of deferred policy acquisition costs	457.4	225.1
Amortization and depreciation	(1.4)	5.1
Decrease (increase) in other assets	481.4	(35.9)
Decrease in policy and other liabilities	(1,276.5)	(706.1)
Decrease in derivative assets	406.2	47.1
Increase in derivative liabilities	13.4	45.1
Other, net	15.7	(1.4)

Net cash provided by operating activities	303.0	133.1

Cash flows from investing activities:
Proceeds from maturity of securities available-for-sale	2,017.1	2,821.1
Proceeds from sale of securities available-for-sale	2,816.8	1,157.1
Proceeds from repayments or sales of mortgage loans on real estate	348.8	500.9
Cost of securities available-for-sale acquired	(6,294.6)	(3,659.1)
Cost of mortgage loans on real estate originated or acquired	(7.2)	(147.9)
Net decrease in short-term investments	1,393.4	230.1
Collateral paid, net	(496.5)	(146.8)
Other, net	46.1	(17.6)

Net cash (used in) provided by investing activities	(176.1)	737.8

Cash flows from financing activities:
Net decrease in short-term debt	—	(35.8)
Capital contributed by NFS	20.0	—
Cash dividends paid to NFS	—	(181.8)
Investment and universal life insurance product deposits and other additions	2,033.1	1,163.2
Investment and universal life insurance product withdrawals and other deductions	(2,175.1)	(1,968.4)
Other, net	(28.0)	174.6

Net cash used in financing activities	(150.0)	(848.2)

Net (decrease) increase in cash and cash equivalents	(23.1)	22.7
Cash and cash equivalents, beginning of period	36.7	1.3

Cash and cash equivalents, end of period	$13.6	$24.0

See accompanying notes to condensed consolidated financial statements.

NATIONWIDE LIFE INSURANCE COMPANY AND SUBSIDIARIES

(a wholly-owned subsidiary of Nationwide Financial Services, Inc.)

Notes to Condensed Consolidated Financial Statements (Unaudited)

June 30, 2009 and 2008

(1)	Basis of Presentation

The accompanying condensed consolidated financial statements of Nationwide Life Insurance Company and subsidiaries (NLIC, or collectively, the Company) have been prepared in accordance with U.S. generally accepted accounting principles (U.S. GAAP) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all information and footnotes required by GAAP for complete financial statements. The financial information included herein reflects all adjustments (all of which are normal and recurring in nature) which are, in the opinion of management, necessary for a fair presentation of financial position and results of operations. Operating results for all periods presented are not necessarily indicative of the results that may be expected for the full year. All significant intercompany balances and transactions have been eliminated. The accompanying condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and related notes for the year ended December 31, 2008 included in the Company’s 2008 Annual Report on Form 10-K.

The preparation of financial statements in accordance with GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements. Actual results could differ significantly from those estimates.

Certain items in the condensed consolidated financial statements and related notes have been reclassified to conform to the current presentation.

The Company evaluated subsequent events through July 31, 2009, the date the condensed consolidated financial statements were filed.

(2)	Summary of Significant Accounting Policies

A complete summary of the Company’s significant accounting policies is included in Note 2 to the audited consolidated financial statements included in the Company’s 2008 Annual Report on Form 10-K. There have been no material changes to these policies since December 31, 2008 except as noted below.

(a)	Valuation of Investments, Investment Income and Realized Gains and Losses

As a result of the Company’s adoption of FSP FAS 115-2 and FAS 124-2, Recognition and Presentation of Other-Than-Temporary Impairments (FSP FAS 115-2 and SFAS 124-2) in the first quarter of 2009, for all debt securities evaluated for other-than-temporary impairment (for which the Company does not have the intent to sell and it is not more likely than not that it will be required to sell the security before the recovery of its amortized cost basis), the Company considers the timing and amount of the cash flows. The Company evaluates its intent to sell on an individual security basis.

Additionally, debt securities that become other-than-temporarily impaired (where the Company does not intend to sell the security and it is not more likely than not that it will be required to sell the security prior to recovery of the security’s amortized cost) are bifurcated with the credit portion of the impairment loss being recognized in earnings and the non-credit loss portion of the impairment being recognized in other comprehensive income, net of applicable taxes and other offsets.

The Company’s practice is to disclose as part of the separate component of accumulated other comprehensive income both the non-credit portion of the other-than-temporary impairment recognized in other comprehensive income and any subsequent changes in the fair value of those debt securities.

NATIONWIDE LIFE INSURANCE COMPANY AND SUBSIDIARIES

(a wholly-owned subsidiary of Nationwide Financial Services, Inc.)

Notes to Condensed Consolidated Financial Statements (Unaudited), Continued

June 30, 2009 and 2008

(3)	Recently Issued Accounting Standards

In June 2009, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standard (SFAS) No. 168, The FASB Accounting Standards Codification™ and the Hierarchy of Generally Accepted Accounting Principles – a replacement of FASB Statement No. 162 (SFAS 168). SFAS 168 establishes the FASB Accounting Standards Codification™ (Codification) as the single source of authoritative U.S. generally accepted accounting principles (U.S. GAAP) recognized by the FASB to be applied by nongovernmental entities. Rules and interpretive releases of the United States Securities and Exchange Commission (SEC) under authority of federal securities laws are also sources of authoritative U.S. GAAP for SEC registrants. SFAS 168 and the Codification are effective for financial statements issued for interim and annual periods ending after September 15, 2009. When effective, the Codification will supersede all existing non-SEC accounting and reporting standards. All other non-grandfathered non-SEC accounting literature not included in the Codification will become non-authoritative. Following SFAS 168, the FASB will not issue new standards in the form of Statements, FASB Staff Positions (FSP), or Emerging Issues Task Force (EITF) Abstracts. Instead, the FASB will issue Accounting Standards Updates, which will serve only to: (a) update the Codification; (b) provide background information about the guidance; and (c) provide the bases for conclusions on the change(s) in the Codification. The Company will adopt SFAS 168 effective September 30, 2009. The adoption of SFAS 168 will not have an impact on our consolidated financial statements but will alter the references to accounting literature within the consolidated financial statements.

In June 2009, the FASB issued SFAS No. 167, Amendments to FASB Interpretation No. 46(R) (SFAS 167). SFAS 167 changes the consolidation guidance applicable to a variable interest entity (VIE). It also amends the guidance governing the determination of whether an enterprise is the VIE’s primary beneficiary (the reporting entity that must consolidate the VIE) by requiring a qualitative analysis rather than a quantitative analysis. The qualitative analysis will include, among other things, consideration of who has the power to direct the activities of the entity that most significantly impact the entity’s economic performance and who has the obligation to absorb losses or the right to receive benefits of the VIE that could potentially be significant to the VIE. SFAS 167 also requires continuous reassessment of whether an enterprise is the primary beneficiary of a VIE. Before this standard, FASB Interpretation No. 46(R) required reconsideration of whether an enterprise was the primary beneficiary of a VIE only when specific events had occurred. SFAS 167 also requires enhanced disclosures about an enterprise’s involvement with a VIE. SFAS 167 is effective for fiscal and interim reporting periods beginning after November 15, 2009. The Company will adopt SFAS 167 effective January 1, 2010. The Company currently is evaluating the provisions of SFAS 167 to determine the impact of adoption on its consolidated financial statements.

In June 2009, the FASB issued SFAS No. 166, Accounting for Transfers of Financial Assets – an amendment of FASB Statement No. 140 (SFAS 166). SFAS 166 eliminates the concept of a qualifying special-purpose entity (QSPE) from SFAS 140 and clarifies and amends the derecognition criteria for a transfer to be accounted for as a sale and the unit of account eligible for sale accounting. Additionally, SFAS 166 requires a transferor to initially measure and recognize all assets obtained (including a transferor’s beneficial interest) and liabilities incurred as a result of a transfer of financial assets accounted for as a sale at fair value. Additionally, on and after the effective date existing QSPEs (as defined under previous accounting standards) must be evaluated for consolidation in accordance with the applicable consolidation guidance. SFAS 166 also establishes new requirements for reporting a transfer of a portion of a financial asset as a sale. SFAS 166 requires enhanced disclosures about, among other things, a transferor’s continuing involvement with transfers of financial assets accounted for as sales, the risks inherent in the transferred financial assets that have been retained, and the nature and financial effect of restrictions on the transferor’s assets that continue to be reported in the consolidated balance sheets. SFAS 166 is effective for fiscal and interim reporting periods beginning after November 15, 2009. The Company will adopt SFAS 166 effective January 1, 2010. The Company currently is evaluating the provisions of SFAS 166 to determine the impact of adoption on its consolidated financial statements.

NATIONWIDE LIFE INSURANCE COMPANY AND SUBSIDIARIES

(a wholly-owned subsidiary of Nationwide Financial Services, Inc.)

Notes to Condensed Consolidated Financial Statements (Unaudited), Continued

June 30, 2009 and 2008

In May 2009, the FASB issued SFAS No. 165, Subsequent Events (SFAS 165). SFAS 165 establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued. In particular, SFAS 165 sets forth the period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure, the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements, and the disclosures an entity should make about events or transactions that occurred after the balance sheet date. SFAS 165 is effective for fiscal years and interim periods ending after June 15, 2009. The Company adopted SFAS 165 effective June 30, 2009. The adoption of this standard did not have a material impact on the consolidated financial statements of the Company. See Note 1 for the date through which the Company evaluated subsequent events.

In April 2009, the FASB issued FSP FAS 115-2 and SFAS 124-2. FSP FAS 115-2 and FAS 124-2 provides guidance designed to create greater clarity and consistency in accounting for and presenting impairment losses on debt and equity securities. FSP FAS 115-2 and FAS 124-2 is effective for interim and annual periods ending after June 15, 2009, with early adoption permitted for interim and annual periods ending after March 15, 2009. As of the beginning of the interim period of adoption, FSP FAS 115-2 and FAS 124-2 requires a cumulative-effect adjustment to reclassify the non-credit component of previously recognized other-than-temporary impairment losses from retained earnings to other comprehensive income. The Company elected to early adopt FSP FAS 115-2 and FAS 124-2 as of the period ending March 31, 2009. The adoption of FSP SFAS 115-2 and SFAS 124-2 resulted in a cumulative-effect adjustment of $235.0 million, net of taxes, as an adjustment to the opening balance of retained earnings with a corresponding adjustment to accumulated other comprehensive income (AOCI).

In April 2009, the FASB issued FSP FAS 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly (FSP FAS 157-4). FSP FAS 157-4 provides guidelines for making fair value measurements more consistent with the principles presented in SFAS No. 157, Fair Value Measurements (SFAS 157). FSP SFAS 157-4 is effective for interim and annual periods ending after June 15, 2009, with early adoption permitted for interim and annual periods ending after March 15, 2009. The Company elected to early adopt FSP FAS 157-4 as of the period ending March 31, 2009.

In April 2009, the FASB issued FSP FAS 107-1 and APB 28-1, Interim Disclosures about Fair Value of Financial Instruments, (FSP FAS 107-1 and APB 28-1). FSP FAS 107-1 and APB 28-1 amends FASB Statement No. 107, Disclosures about Fair Value of Financial Instruments (SFAS 107), to require disclosures about fair value of financial instruments within the scope of SFAS 107 for interim reporting periods of publicly traded companies as well as in annual financial statements. FSP FAS 107-1 and APB 28-1 is effective for interim periods ending after June 15, 2009, with early adoption permitted for interim periods ending after March 15, 2009. The Company adopted FSP FAS 107-1 and APB 28-1 for the period ending June 30, 2009 and included the required disclosures in Note 4.

In November 2008, the FASB Board ratified the EITF consensus EITF 08-7, Accounting for Defensive Intangible Assets (EITF 08-7). EITF 08-7 requires defensive intangible assets acquired in a business combination or asset acquisition to be accounted for as a separate unit of accounting. In doing so, the asset should not be included as part of the cost of an entity’s existing intangible asset(s) because the defensive intangible asset is separately identifiable. EITF 08-7 is effective for intangible assets acquired on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. The Company adopted EITF 08-7 effective January 1, 2009. On the date of adoption, there was no impact to the Company’s financial position or results of operations. The Company will apply EITF 08-7 prospectively for intangible assets acquired on or after January 1, 2009.

NATIONWIDE LIFE INSURANCE COMPANY AND SUBSIDIARIES

(a wholly-owned subsidiary of Nationwide Financial Services, Inc.)

Notes to Condensed Consolidated Financial Statements (Unaudited), Continued

June 30, 2009 and 2008

In November 2008, the FASB Board ratified the EITF’s consensus EITF 08-6, Equity Method Investment Accounting Considerations (EITF 08-6). EITF 08-6 clarifies how to account for certain transactions and impairment considerations involving equity method investments. Specifically, EITF 08-6 notes: 1) an entity shall measure its equity method investment initially at cost; 2) an equity method investor is required to recognize other-than-temporary impairments of an equity method investment in accordance with paragraph 19(h) of APB 18 and an equity method investor shall not separately test an investee’s underlying indefinite-lived intangible asset(s) for impairment; and 3) an equity method investor shall account for a share issuance by an investee as if the investor had sold a proportionate share of its investment and any gain or loss to the investor resulting from an investee’s share issuance shall be recognized in earnings. This EITF is effective on a prospective basis in fiscal years beginning on or after December 15, 2008, and interim periods within those fiscal years. The Company adopted EITF 08-6 effective January 1, 2009. On the date of adoption, there was no impact to the Company’s financial position or results of operations. The Company will apply EITF 08-6 prospectively as is required.

In April 2008, the FASB issued FSP FAS 142-3, Determination of the Useful Life of Intangible Assets (FSP FAS 142-3). FSP FAS 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142, Goodwill and Other Intangible Assets (SFAS 142). FSP FAS 142-3 is effective for financial statements issued for fiscal years and interim periods beginning after December 15, 2008. The amended factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS 142 are to be applied prospectively to intangible assets acquired after the effective date. The Company adopted FSP 142-3 effective January 1, 2009. On the date of adoption, there was no impact to the Company’s financial position or results of operations. The Company will apply FSP FAS 142-3 prospectively to intangible assets acquired after January 1, 2009.

In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133 (SFAS 161). SFAS 161 amends and expands the disclosure requirements of SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, (SFAS 133) with the intent to provide users of financial statements with an enhanced understanding of how and why an entity uses derivative instruments, how derivative instruments and related hedged items are accounted for under SFAS 133 and its related interpretations, and how derivative instruments and related hedged items affect an entity’s financial position, financial performance and cash flows. SFAS 161 requires qualitative disclosures about objectives and strategies for using derivatives, quantitative disclosures about derivative instrument fair values and related gains and losses, and disclosures about credit-risk-related contingent features in derivative agreements. SFAS 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. The Company adopted SFAS 161 effective March 31, 2009.

In February 2008, the FASB issued FSP FAS 157-2, Effective Date of FASB Statement No. 157 (FSP FAS 157-2). This FSP delays the effective date of SFAS 157 for nonfinancial assets and liabilities until fiscal years and interim periods beginning after November 15, 2008. FSP FAS 157-2 applies to nonfinancial assets and liabilities, except for items recognized or disclosed at fair value in the Company’s financial statements on a recurring basis (at least annually), and is effective upon issuance. The Company adopted FSP FAS 157-2 effective January 1, 2009. On the date of adoption, there was no impact to the Company’s financial position or results of operations.

NATIONWIDE LIFE INSURANCE COMPANY AND SUBSIDIARIES

(a wholly-owned subsidiary of Nationwide Financial Services, Inc.)

Notes to Condensed Consolidated Financial Statements (Unaudited), Continued

June 30, 2009 and 2008

In December 2007, the FASB issued SFAS No. 141 (revised 2007), Business Combinations (SFAS 141(R)), which replaces SFAS No. 141, Business Combinations (SFAS 141). The objective of SFAS 141(R) is to improve the relevance, representational faithfulness, and comparability of the information a reporting entity provides in its financial reports about a business combination and its effects. Accordingly, SFAS 141(R) establishes principles and requirements for how the acquirer: 1) recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree; 2) recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase; and 3) determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. SFAS 141(R) applies to all transactions or other events in which an entity obtains control of one or more businesses and retains the fundamental requirements in SFAS 141 that the acquisition method of accounting be used for all business combinations and for an acquirer to be identified for each business combination. SFAS 141(R) defines the acquirer as the entity that obtains control of one or more businesses in the business combination and establishes the acquisition date as the date the acquirer achieves control. SFAS 141(R) is applicable prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. Earlier application is prohibited. The Company adopted SFAS 141(R) effective January 1, 2009. The Company will apply SFAS 141(R) prospectively to any business combination on or after January 1, 2009.

In April 2009, the FASB issued FSP FAS 141R-1, Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arise from Contingencies (FSP FAS 141R-1). FSP FAS 141R-1 amends the guidance of FAS 141R related to contingencies. First, FSP FAS 141R-1 requires the acquirer to recognize the contingency at fair value, at the acquisition date, if the acquisition-date fair value of that asset or liability can be determined during the measurement period. Second, if the first criteria is not applicable as the fair value of the asset or liability cannot be determined during the measurement period, then the contingency shall be recognized if both A) Information available before the end of the measurement period indicates it is probable an asset existed or a liability had been incurred at the acquisition date and B) the amount of the asset or liability can be reasonably estimated. If neither of these acquisition date recognition criterion apply, the acquirer shall not recognize an asset or liability as of the acquisition date. In periods after the acquisition date, the acquirer shall account for an asset or a liability arising from a contingency that does not meet the recognition criteria at the acquisition date in accordance with other applicable GAAP, including Statement 5, Accounting for Contingencies, as appropriate. The Company will apply SFAS 141R-1 prospectively to any business combination on or after January 1, 2009.

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements, an Amendment of ARB No. 51 (SFAS 160). The objective of SFAS 160 is to improve the relevance, comparability, and transparency of the financial information a reporting entity provides in its consolidated financial statements by establishing accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. SFAS 160 also amends certain consolidation procedures prescribed by Accounting Research Bulletin No. 51, Consolidated Financial Statements, for consistency with the requirements of SFAS 141R. SFAS 160 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. Earlier adoption is prohibited. The Company adopted SFAS 160 effective January 1, 2009. The required presentation of noncontrolling interests is reflected in the consolidated financial statements. As a result of the adoption of SFAS 160, the Company reclassified $416.6 million from other liabilities to equity as of December 31, 2008, representing the noncontrolling interest of low-income-housing tax credit funds (LIHTC Funds). See Note 12 for further discussion on the LIHTC Funds. The accounting requirements of SFAS 160 will be applied to any acquisitions or dispositions of noncontrolling interests on or after January 1, 2009.

NATIONWIDE LIFE INSURANCE COMPANY AND SUBSIDIARIES

(a wholly-owned subsidiary of Nationwide Financial Services, Inc.)

Notes to Condensed Consolidated Financial Statements (Unaudited), Continued

June 30, 2009 and 2008

(4)	Fair Value Measurements

Fair Value Option

The Company adopted SFAS 159, The Fair Value Option for Financial Assets and Liabilities, including an amendment of FASB Statement No. 115 (SFAS 159), effective January 1, 2008 and elected fair value treatment for commercial mortgage loans held for sale. Accordingly, the Company now records in earnings all market fluctuations associated with this portfolio. The Company previously recorded such loans at the lower of cost or market value. Balances for these loans will be measured at fair value prospectively with unrealized gains and losses included as a component of net realized investment gains and losses. The Company will assess the fair value option election for new financial assets or liabilities on a prospective basis.

Fair Value Hierarchy

Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. In determining fair value, the Company uses various methods including market, income and cost approaches. The Company utilizes valuation techniques that maximize the use of observable inputs and minimize the use of unobservable inputs.

The Company categorizes its financial instruments into a three level hierarchy based on the priority of the inputs to the valuation technique. The fair value hierarchy gives the highest priority to quoted prices in active markets for identical assets or liabilities (Level 1) and the lowest priority to unobservable inputs (Level 3). If the inputs used to measure fair value fall within different levels of the hierarchy, the category level is based on the lowest priority level input that is significant to the fair value measurement of the instrument in its entirety.

The Company categorizes financial assets and liabilities recorded at fair value in the condensed consolidated balance sheets as follows:

•

Level 1 – Unadjusted quoted prices accessible in active markets for identical assets or liabilities at the measurement date. The types of assets and liabilities utilizing Level 1 valuations generally include U.S. Treasury and agency securities, certain residential mortgage-backed securities, equity securities listed in active markets, investments in publicly traded mutual funds with quoted market prices, and listed derivatives.

•

Level 2 – Unadjusted quoted prices for similar assets or liabilities in active markets or inputs (other than quoted prices) that are observable or that are derived principally from or corroborated by observable market data through correlation or other means. The types of assets and liabilities utilizing Level 2 valuations generally include certain U.S. Government agency securities, municipal bonds, certain residential mortgage-backed securities, certain commercial mortgage-backed securities, certain collateralized debt obligations, certain other asset-backed securities (ABSs), certain corporate debt, certain private placement investments, certain mutual fund holdings, and certain derivatives, including certain cross-currency interest rate swaps and credit default swaps.

•

Level 3 – Prices or valuation techniques that require inputs that are both unobservable and significant to the overall fair value measurement. Inputs reflect management’s best estimate about the assumptions market participants would use at the measurement date in pricing the asset or liability. Consideration is given to the risk inherent in both the method of valuation and the valuation inputs. Generally, the types of assets and liabilities utilizing Level 3 valuations are certain residential mortgage-backed securities, certain commercial mortgage-backed securities, collateralized debt obligations, certain other ABSs, certain corporate debt, certain private placement investments, certain mutual fund holdings, and certain derivatives, including embedded derivatives associated with living benefit contracts.

NATIONWIDE LIFE INSURANCE COMPANY AND SUBSIDIARIES

(a wholly-owned subsidiary of Nationwide Financial Services, Inc.)

Notes to Condensed Consolidated Financial Statements (Unaudited), Continued

June 30, 2009 and 2008

Certain residential mortgage-backed securities backed by Prime, Sub-prime and Alt-A collateral, which are included in Level 3 financial assets, utilize internal pricing models to assist in determining the estimated fair values. As of December 31, 2008, these investments were priced solely with the assistance of independent pricing services. As a result of continued declines in the level of activity in these markets during the first and second quarters of 2009, in accordance with FSP FAS 157-4, management believes that prices were no longer representative of the investments’ fair value, which is the price that would be received upon the sale of the investment in an orderly transaction (that is, not a forced liquidation or distressed sale) between market participants at the measurement date. The Company believes that a weighting of internal pricing models and independent pricing services represents a better estimate of the investments’ fair value and complies with FSP FAS 157-4.

Therefore, management determined that the use of multiple valuation techniques, considering both an income approach that maximizes the use of relevant observable inputs and minimizes the use of unobservable inputs and a market approach that observes quotes provided by independent pricing services produces a result representative of an investment’s fair value.

The income approach incorporates cash flows for each investment adjusted for expected losses in different interest rate and housing scenarios. The adjusted cash flows are then discounted using a risk premium that market participants would demand because of the risk in the cash flows. The risk premium is reflective of an orderly transaction between market participants at the measurement date under current market conditions and includes items such as liquidity and structure risk. The income approach also includes a weighting of external third party values. As sufficient information is often not available to conclude whether such prices are based on orderly transactions, this weighting methodology is designed to incorporate external prices into the Company’s internal valuation process.

In addition to weighting external prices in developing the internal values, the Company further calibrates those values to market indications through obtaining pricing from two independent pricing services (the market approach). The Company calibrates the prices obtained from the independent pricing services and the price developed internally by utilizing the median value to determine the estimated fair value.

In addition, certain of the Company’s investments in corporate debt securities, mortgage-backed securities and other asset-backed securities were valued with the assistance of independent pricing services and non-binding broker quotes. The Company’s policy is to use the pricing obtained from our primary independent pricing service even in cases where a price is obtained from both an independent pricing service and a broker. In the event that pricing information is not available from an independent pricing service, non-binding broker quotes are used to assist in the valuation of the investments. In many cases, only one broker quote is available. The Company’s policy is not to adjust the values obtained from brokers.

Broker quotes are considered unobservable inputs as only one broker quote is ordinarily obtained, the investment is not traded on an exchange, the pricing is not available to other entities and the transaction volume in the same or similar investments has decreased such that generally only one quotation is available. As the brokers often do not provide the necessary transparency into their quotes and methodologies, the Company periodically performs reviews and tests to ensure that quotes are a reasonable estimate of the investments’ fair value.

For investments valued with the assistance of independent pricing services, the Company obtained the pricing service’s methodologies and classified these investments accordingly in the fair value hierarchy. The Company periodically reviews and tests the pricing and related methodologies obtained from these independent pricing services against secondary sources to ensure that management can validate the investment’s fair value and related categorization. If large variances are observed between the price obtained from the independent pricing service and secondary sources, the Company analyzes the causes driving the variance and resolves any differences.

As of June 30, 2009, 63% of the prices of fixed maturity securities were valued with assistance of independent pricing services, 11% were valued with assistance of the Company’s pricing matrices, 5% were valued with assistance of broker quotes, 18% were valued with the assistance of the Company’s internal pricing processes and 3% were valued from other sources compared to 78%, 12%, 5%, 4% and 1%, respectively, as of December 31, 2008.

NATIONWIDE LIFE INSURANCE COMPANY AND SUBSIDIARIES

(a wholly-owned subsidiary of Nationwide Financial Services, Inc.)

Notes to Condensed Consolidated Financial Statements (Unaudited), Continued

June 30, 2009 and 2008

The following table summarizes assets and liabilities measured at fair value on a recurring basis as of June 30, 2009:

(in millions)	Level 1	Level 2	Level 3	Total
Assets
Investments:
Securities available-for-sale:
Fixed maturity securities:
U.S. Treasury securities and obligations of U.S. Government corporations and agencies	$515.4	$4.2	$—	$519.6
Obligations of states and political subdivisions	—	263.3	—	263.3
Debt securities issued by foreign governments	—	56.2	—	56.2
Corporate securities	1.9	12,873.4	1,150.8	14,026.1
Residential mortgage-backed securities	154.5	2,198.6	2,715.9	5,069.0
Commercial mortgage-backed securities	—	758.3	104.4	862.7
Collateralized debt obligations	—	83.1	234.7	317.8
Other asset-backed securities	—	282.0	130.6	412.6

Total fixed maturity securities	671.8	16,519.1	4,336.4	21,527.3
Equity securities	8.9	10.3	3.5	22.7

Total securities available-for-sale	680.7	16,529.4	4,339.9	21,550.0
Mortgage loans held for sale[1]	—	—	63.0	63.0
Short-term investments	18.3	1,369.2	—	1,387.5

Total investments	699.0	17,898.6	4,402.9	23,000.5

Cash and cash equivalents	13.6	—	—	13.6

Derivative assets[2]	18.9	469.9	473.9	962.7

Separate account assets[3,5]	9,798.8	37,015.3	2,176.7	48,990.8

Total assets	$10,530.3	$55,383.8	$7,053.5	$72,967.6

Liabilities
Future policy benefits and claims[4]	$—	$—	$(780.1)	$(780.1)
Derivative liabilities[2]	—	(377.9)	(9.5)	(387.4)

Total liabilities	$—	$(377.9)	$(789.6)	$(1,167.5)

[1]	Carried at fair value as elected under SFAS 159.

[2]	Comprised of interest rate swaps, cross-currency interest rate swaps, credit default swaps, other non-hedging derivative instruments, equity option contracts and interest rate futures contracts.

[3]	Comprised of public, privately registered and non-registered mutual funds and investments in securities.

[4]

Related to embedded derivatives associated with living benefit contracts. The Company’s guaranteed minimum accumulation benefits (GMABs), guaranteed lifetime withdrawal benefits (GLWBs) and hybrid GMABs/GMWBs are considered embedded derivatives under accounting guidance, resulting in the related liabilities being separated from the host insurance product and recognized at fair value, with changes in fair value reported in earnings. This balance also includes embedded derivatives associated with fixed equity-indexed annuities (EIA) that provide for interest earnings that are linked to the performance of specified equity market indices.

[5]	The fair value of separate account liabilities is set to equal the fair value of separate account assets.

NATIONWIDE LIFE INSURANCE COMPANY AND SUBSIDIARIES

(a wholly-owned subsidiary of Nationwide Financial Services, Inc.)

Notes to Condensed Consolidated Financial Statements (Unaudited), Continued

June 30, 2009 and 2008

The following table summarizes assets and liabilities measured at fair value on a recurring basis as of December 31, 2008:

(in millions)	Level 1	Level 2	Level 3	Total
Assets
Investments:
Securities available-for-sale:
Fixed maturity securities:
U.S. Treasury securities and obligations of U.S. Government corporations and agencies	$549.9	$4.3	$—	$554.2
Obligations of states and political subdivisions	—	217.1	—	217.1
Debt securities issued by foreign governments	—	38.9	—	38.9
Corporate securities	2.0	10,138.9	1,238.3	11,379.2
Residential mortgage-backed securities	530.2	2,021.0	2,787.4	5,338.6
Commercial mortgage-backed securities	—	627.1	225.9	853.0
Collateralized debt obligations	—	71.0	249.2	320.2
Other asset-backed securities	—	438.2	107.8	546.0

Total fixed maturity securities	1,082.1	13,556.5	4,608.6	19,247.2
Equity securities	1.4	15.2	9.9	26.5

Total securities available-for-sale	1,083.5	13,571.7	4,618.5	19,273.7
Mortgage loans held for sale[1]	—	—	124.5	124.5
Short-term investments	36.2	2,744.7	—	2,780.9

Total investments	1,119.7	16,316.4	4,743.0	22,179.1

Cash and cash equivalents	36.7	—	—	36.7

Derivative assets[2]	—	708.5	597.6	1,306.1

Separate account assets[3,5]	9,530.3	35,270.0	2,136.6	46,936.9

Total assets	$10,686.7	$52,294.9	$7,477.2	$70,458.8

Liabilities
Future policy benefits and claims[4]	$—	$—	$(1,739.7)	$(1,739.7)
Derivative liabilities[2]	(6.0)	(385.9)	(4.2)	(396.1)

Total liabilities	$(6.0)	$(385.9)	$(1,743.9)	$(2,135.8)

[1]	Carried at fair value as elected under SFAS 159.

[2]	Comprised of interest rate swaps, cross-currency interest rate swaps, credit default swaps, other non-hedging derivative instruments, equity option contracts and interest rate futures contracts.

[3]	Comprised of public, privately registered and non-registered mutual funds and investments in securities.

[4]

Related to embedded derivatives associated with living benefit contracts. The Company’s GMABs, GLWBs and hybrid GMABs/GMWBs are considered embedded derivatives under accounting guidance, resulting in the related liabilities being separated from the host insurance product and recognized at fair value, with changes in fair value reported in earnings. This balance also includes embedded derivatives associated with fixed EIAs that provide for interest earnings that are linked to the performance of specified equity market indices.

[5]	The fair value of separate account liabilities is set to equal the fair value of separate account assets.

NATIONWIDE LIFE INSURANCE COMPANY AND SUBSIDIARIES

(a wholly-owned subsidiary of Nationwide Financial Services, Inc.)

Notes to Condensed Consolidated Financial Statements (Unaudited), Continued

June 30, 2009 and 2008

The following tables summarize financial instruments for which the Company used significant unobservable inputs (Level 3) to determine fair value measurements for the three and six months ended June 30, 2009:

		Net investment gains (losses)						Change in unrealized gains (losses) in earnings due to assets still held
(in millions)	Balance as of March 31, 2009	In earnings (realized and unrealized)[1]	In OCI (unrealized)[2]	Purchases, issuances, sales and settlements	Transfers in to Level 3	Transfers out of Level 3	Balance as of June 30, 2009
Assets
Investments:
Securities available-for-sale[3]:
Fixed maturity securities
Corporate securities	$1,313.4	$(3.2)	$106.6	$(34.3)	$101.2	$(332.9)	$1,150.8	$—
Residential mortgage-backed securities	2,847.3	22.4	(30.7)	(123.0)	—	(0.1)	2,715.9	—
Commercial mortgage-backed securities	203.1	—	21.2	(0.1)	4.5	(124.3)	104.4	—
Collateralized debt obligations	162.1	(15.9)	77.6	(5.0)	15.9	—	234.7	—
Other asset-backed securities	128.2	—	8.2	(2.1)	1.6	(5.3)	130.6	—

Total fixed maturity securities	4,654.1	3.3	182.9	(164.5)	123.2	(462.6)	4,336.4	—
Equity securities	1.4	—	1.7	0.4	—	—	3.5	—

Total securities available-for-sale	4,655.5	3.3	184.6	(164.1)	123.2	(462.6)	4,339.9	—
Mortgage loans held for sale	65.9	(2.8)	—	(0.1)	—	—	63.0	(2.8)

Total investments	4,721.4	0.5	184.6	(164.2)	123.2	(462.6)	4,402.9	(2.8)
Derivative assets	672.7	(213.8)	—	15.0	—	—	473.9	(213.2)
Separate account assets[4,6]	2,174.2	(2.8)	—	(6.0)	11.3	—	2,176.7	(1.0)

Total assets	$7,568.3	$(216.1)	$184.6	$(155.2)	$134.5	$(462.6)	$7,053.5	$(217.0)

Liabilities
Future policy benefits and claims[5]	$(1,476.7)	$699.2	$—	$(2.6)	$—	$—	$(780.1)	$699.2
Derivative liabilities	(9.5)	—	—	—	—	—	(9.5)	—

Total liabilities	$(1,486.2)	$699.2	$—	$(2.6)	$—	$—	$(789.6)	$699.2

[1]

Includes gains and losses on sales of financial instruments, changes in market value of certain instruments and other-than-temporary impairments. The net unrealized loss on separate account assets is attributable to contractholders and, therefore, is not included in the Company’s earnings.

[2]	Includes changes in market value of certain instruments.

[3]

Includes non-investment grade collateralized mortgage obligations, residential mortgage-backed securities, commercial mortgage-backed securities, other ABSs, certain broker or internally priced securities, and securities that are at or near default based on designations assigned by the National Association of Insurance Commissioners (NAIC) (see Note 6 for a discussion of NAIC designations). Equity securities represent holdings in non-registered mutual funds with significant unobservable inputs.

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

NATIONWIDE LIFE INSURANCE COMPANY AND SUBSIDIARIES

(a wholly-owned subsidiary of Nationwide Financial Services, Inc.)

Notes to Condensed Consolidated Financial Statements (Unaudited), Continued

June 30, 2009 and 2008

[5]

Relates to GMAB, GLWB and hybrid GMAB/GLWB embedded derivatives associated with contracts with living benefit riders. This balance also included embedded derivatives associated with EIAs. Related derivatives are internally valued. The valuation of guaranteed minimum benefit embedded derivatives is based on capital market and actuarial risk assumptions, including risk margin considerations reflecting policyholder behavior. The Company uses both observable and unobservable inputs, such as published swap rates and historical volatilities as well as implied volatilities, in its capital market assumptions. Actuarial assumptions, including lapse behavior and mortality rates, are either based on annuity experience or pricing assumptions if experience has not yet developed.

[6]	The value of separate account liabilities is set to equal the fair value of separate account assets.

		Net investment gains (losses)						Change in unrealized gains (losses) in earnings due to assets still held
(in millions)	Balance as of December 31, 2008	In earnings (realized and unrealized)[1]	In OCI (unrealized)[2]	Purchases, issuances, sales and settlements	Transfers in to Level 3	Transfers out of Level 3	Balance as of June 30, 2009
Assets
Investments:
Securities available-for-sale[3]:
Fixed maturity securities
Corporate securities	$1,238.3	$(34.7)	$24.8	$(64.1)	$251.5	$(265.0)	$1,150.8	$—
Residential mortgage-backed securities	2,787.4	(46.3)	178.2	(202.6)	0.9	(1.7)	2,715.9	—
Commercial mortgage-backed securities	225.9	(3.5)	19.1	(0.3)	4.3	(141.1)	104.4	—
Collateralized debt obligations	249.2	(38.4)	31.8	(7.9)	—	—	234.7	—
Other asset-backed securities	107.8	(1.2)	10.3	5.2	13.3	(4.8)	130.6	—

Total fixed maturity securities	4,608.6	(124.1)	264.2	(269.7)	270.0	(412.6)	4,336.4	—
Equity securities	9.9	—	1.4	0.4	—	(8.2)	3.5	—

Total securities available-for-sale	4,618.5	(124.1)	265.6	(269.3)	270.0	(420.8)	4,339.9	—
Mortgage loans held for sale	124.5	(12.2)	—	(49.3)	—	—	63.0	(6.9)

Total investments	4,743.0	(136.3)	265.6	(318.6)	270.0	(420.8)	4,402.9	(6.9)
Derivative assets	597.6	(142.8)	(12.0)	31.1	—	—	473.9	(142.6)
Separate account assets[4,6]	2,136.6	36.6	—	(9.6)	13.1	—	2,176.7	37.6

Total assets	$7,477.2	$(242.5)	$253.6	$(297.1)	$283.1	$(420.8)	$7,053.5	$(111.9)

Liabilities
Future policy benefits and claims[5]	$(1,739.7)	$964.4	$—	$(4.8)	$—	$—	$(780.1)	$964.4
Derivative liabilities	(4.2)	(5.3)	—	—	—	—	(9.5)	(5.3)

Total liabilities	$(1,743.9)	$959.1	$—	$(4.8)	$—	$—	$(789.6)	$959.1

[1]

Includes gains and losses on sales of financial instruments, changes in market value of certain instruments and other-than-temporary impairments. The net unrealized gain on separate account assets is attributable to contractholders and, therefore, is not included in the Company’s earnings.

[2]	Includes changes in market value of certain instruments.

[3]

Includes non-investment grade collateralized mortgage obligations, residential mortgage-backed securities, commercial mortgage-backed securities, other ABSs, certain broker or internally priced securities, and securities that are at or near default based on designations assigned by the National Association of Insurance Commissioners (NAIC) (see Note 6 for a discussion of NAIC designations). Equity securities represent holdings in non-registered mutual funds with significant unobservable inputs.

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

NATIONWIDE LIFE INSURANCE COMPANY AND SUBSIDIARIES

(a wholly-owned subsidiary of Nationwide Financial Services, Inc.)

Notes to Condensed Consolidated Financial Statements (Unaudited), Continued

June 30, 2009 and 2008

[5]

Relates to GMAB, GLWB and hybrid GMAB/GLWB embedded derivatives associated with contracts with living benefit riders. This balance also included embedded derivatives associated with EIAs. Related derivatives are internally valued. The valuation of guaranteed minimum benefit embedded derivatives is based on capital market and actuarial risk assumptions, including risk margin considerations reflecting policyholder behavior. The Company uses both observable and unobservable inputs, such as published swap rates and historical volatilities as well as implied volatilities, in its capital market assumptions. Actuarial assumptions, including lapse behavior and mortality rates, are either based on annuity experience or pricing assumptions if experience has not yet developed.

[6]	The value of separate account liabilities is set to equal the fair value of separate account assets.

NATIONWIDE LIFE INSURANCE COMPANY AND SUBSIDIARIES

(a wholly-owned subsidiary of Nationwide Financial Services, Inc.)

Notes to Condensed Consolidated Financial Statements (Unaudited), Continued

June 30, 2009 and 2008

The following tables summarize financial instruments for which the Company used significant unobservable inputs (Level 3) to determine fair value measurements for the three and six months ended June 30, 2008:

		Net investment gains (losses)					Change in unrealized gains (losses) in earnings due to assets still held
(in millions)	Balance as of March 31, 2008	In earnings (realized and unrealized)[1]	In OCI (unrealized)[2]	Purchases, issuances, sales and settlements	Transfers in (out) of Level 3	Balance as of June 30, 2008
Assets
Investments:
Securities available-for-sale[3]:
Fixed maturity securities
Corporate securities	$1,567.7	$(8.4)	$(36.8)	$(140.8)	$115.8	$1,497.5	$—
Residential mortgage-backed securities	123.6	(36.8)	28.8	10.7	65.5	191.8	—
Commercial mortgage-backed securities	30.4	(0.6)	(0.5)	(2.5)	(1.7)	25.1	—
Collateralized debt obligations	596.0	(22.9)	(22.0)	7.9	(9.7)	549.3	—
Other asset-backed securities	163.1	(0.5)	(5.7)	(31.4)	18.3	143.8	—

Total fixed maturity securities	2,480.8	(69.2)	(36.2)	(156.1)	188.2	2,407.5	—
Equity securities	0.8	—	—	—	1.8	2.6	—

Total securities available-for-sale	2,481.6	(69.2)	(36.2)	(156.1)	190.0	2,410.1	—
Mortgage loans held for sale	90.6	0.2	—	(0.1)	—	90.7	0.2
Short-term investments	670.5	—	0.3	—	(670.8)	—	—

Total investments	3,242.7	(69.0)	(35.9)	(156.2)	(480.8)	2,500.8	0.2
Derivative assets	231.0	(43.6)	(2.0)	44.3	—	229.7	(41.1)
Separate account assets[4]	1,710.8	(68.2)	—	(234.8)	(839.5)	568.3	(59.5)

Total assets	$5,184.5	$(180.8)	$(37.9)	$(346.7)	$(1,320.3)	$3,298.8	$(100.4)

Liabilities
Future policy benefits and claims[5]	$(324.6)	$104.3	$—	$(1.7)	$—	$(222.0)	$104.3
Derivative liabilities	(20.2)	(10.7)	—	5.6	—	(25.3)	(5.1)

Total liabilities	$(344.8)	$93.6	$—	$3.9	$—	$(247.3)	$99.2

[1]

Includes gains and losses on sales of financial instruments, changes in market value of certain instruments and other-than-temporary impairments. The net unrealized loss on separate account assets is attributable to contractholders and, therefore, is not included in the Company’s earnings.

[2]	Includes changes in market value of certain instruments.

[3]

Includes non-investment grade collateralized mortgage obligations, residential mortgage-backed securities, commercial mortgage-backed securities, other ABSs, certain broker or internally priced securities, and securities that are at or near default based on designations assigned by the National Association of Insurance Commissioners (NAIC) (see Note 6 for a discussion of NAIC designations). Equity securities represent holdings in non-registered mutual funds with significant unobservable inputs.

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

NATIONWIDE LIFE INSURANCE COMPANY AND SUBSIDIARIES

(a wholly-owned subsidiary of Nationwide Financial Services, Inc.)

Notes to Condensed Consolidated Financial Statements (Unaudited), Continued

June 30, 2009 and 2008

[5]

Relates to GMAB, GLWB and hybrid GMAB/GLWB embedded derivatives associated with contracts with living benefit riders. This balance also included embedded derivatives associated with EIAs. Related derivatives are internally valued. The valuation of guaranteed minimum benefit embedded derivatives is based on capital market and actuarial risk assumptions, including risk margin considerations reflecting policyholder behavior. The Company uses both observable and unobservable inputs, such as published swap rates and historical volatilities as well as implied volatilities, in its capital market assumptions. Actuarial assumptions, including lapse behavior and mortality rates, are either based on annuity experience or pricing assumptions if experience has not yet developed.

[6]	The value of separate account liabilities is set to equal the fair value of separate account assets.

		Net investment gains (losses)					Change in unrealized gains (losses) in earnings due to assets still held
(in millions)	Balance as of December 31, 2007	In earnings (realized and unrealized)[1]	In OCI (unrealized)[2]	Purchases, issuances, sales and settlements	Transfers in (out) of Level 3	Balance as of June 30, 2008
Assets
Investments:
Securities available-for-sale[3]:
Fixed maturity securities
Corporate securities	$1,435.5	$(22.0)	$(67.5)	$(186.7)	$338.1	$1,497.4	$—
Residential mortgage-backed securities	190.4	(55.5)	(14.1)	2.2	68.7	191.7	—
Commercial mortgage-backed securities	80.3	(5.2)	2.4	(7.2)	(45.2)	25.1	—
Collateralized debt obligations	532.6	(50.3)	(96.6)	30.6	133.1	549.4	—
Other asset-backed securities	121.7	(0.5)	(13.6)	(44.2)	80.4	143.8	2.5

Total fixed maturity securities	2,360.5	(133.5)	(189.4)	(205.3)	575.1	2,407.4	2.5
Equity securities	1.4	—	(0.8)	—	2.0	2.6	—

Total securities available-for-sale	2,361.9	(133.5)	(190.2)	(205.3)	577.1	2,410.0	2.5
Mortgage loans held for sale	86.1	(9.2)	—	13.8	—	90.7	(9.2)
Short-term investments	371.9	—	—	—	(371.9)	—	—

Total investments	2,819.9	(142.7)	(190.2)	(191.5)	205.2	2,500.7	(6.7)
Derivative assets	166.6	17.6	1.2	44.3	—	229.7	20.1
Separate account assets[4]	2,258.3	(666.3)	—	533.4	(1,557.1)	568.3	(657.4)

Total assets	$5,244.8	$(791.4)	$(189.0)	$386.2	$(1,351.9)	$3,298.7	$(644.0)

Liabilities
Future policy benefits and claims[5]	$(128.9)	$(89.5)	$—	$(3.6)	$—	$(222.0)	$(89.5)
Derivative liabilities	(16.3)	(14.6)	—	5.6	—	(25.3)	(9.1)

Total liabilities	$(145.2)	$(104.1)	$—	$2.0	$—	$(247.3)	$(98.6)

[1]

Includes gains and losses on sales of financial instruments, changes in market value of certain instruments and other-than-temporary impairments. The net unrealized loss on separate account assets is attributable to contractholders and, therefore, is not included in the Company’s earnings.

[2]	Includes changes in market value of certain instruments.

[3]

Includes non-investment grade collateralized mortgage obligations, residential mortgage-backed securities, commercial mortgage-backed securities, other ABSs, certain broker or internally priced securities, and securities that are at or near default based on designations assigned by the National Association of Insurance Commissioners (NAIC) (see Note 6 for a discussion of NAIC designations). Equity securities represent holdings in non-registered mutual funds with significant unobservable inputs.

NATIONWIDE LIFE INSURANCE COMPANY AND SUBSIDIARIES

(a wholly-owned subsidiary of Nationwide Financial Services, Inc.)

Notes to Condensed Consolidated Financial Statements (Unaudited), Continued

June 30, 2009 and 2008

[4]

Comprised of non-registered mutual funds with significant unobservable and/or liquidity restrictions. The net unrealized investment loss on these non-registered mutual funds is attributable to contractholders and, therefore, is not included in the Company’s earnings.

[5]

Relates to GMAB, GLWB and hybrid GMAB/GLWB embedded derivatives associated with contracts with living benefit riders. This balance also includes embedded derivatives associated with EIAs. Related derivatives are internally valued. The valuation of guaranteed minimum benefit embedded derivatives is based on capital market and actuarial risk assumptions, including risk margin considerations reflecting policyholder behavior. The Company uses both observable and unobservable inputs, such as published swap rates and historical volatilities as well as implied volatilities, in its capital market assumptions. Actuarial assumptions, including lapse behavior and mortality rates, are either based on annuity experience or pricing assumptions if experience has not yet developed.

[6]	The value of separate account liabilities is set to equal the fair value of separate account assets.

Transfers

The Company reviews its fair value hierarchy classifications quarterly. Changes in observability of significant valuation inputs identified during these reviews may trigger reclassification of fair value hierarchy levels of financial assets and liabilities. These reclassifications will be reported as transfers in/out of Level 3 in the beginning of the period in which the change occurs. During the first and second quarters of 2009, transfers into Level 3 were driven by investments in corporate securities and residential mortgage-backed securities, primarily due to ratings downgrades, as well as changes in pricing sources from corporate pricing matrix based to utilizing broker quotes or internal valuation techniques. During the first and second quarters of 2009, additional observable inputs were obtained on assets previously considered Level 3, which led to transfers out of Level 3.

Fair Value on a Nonrecurring Basis

In the second quarter of 2009, certain mortgage loans on real estate held for investment were measured at estimated fair value on a non-recurring basis in periods subsequent to initial recognition due to these loans having specific reserves applied to them during the period. The application of these specific reserves adjusts the amortized cost basis of the loan to estimated fair value, which is based on the present value of expected future cash flows discounted at the loan’s effective market interest rate. The estimated fair value of these Level 3 loans was $38.7 million as of June 30, 2009.

Financial Instruments Not Carried at Fair Value

SFAS 107 requires additional disclosures of fair value information of financial instruments. The following includes disclosures for the other financial instruments not carried at fair value and not included in the above SFAS 157 disclosure.

In estimating fair value for its SFAS 107 disclosures, the Company used the following methods and assumptions:

Mortgage loans on real estate held for investment, net: The fair values of mortgage loans held for investment on real estate are estimated using discounted cash flow analyses based on interest rates currently being offered for similar loans to borrowers with similar credit ratings. Loans with similar characteristics are aggregated for purposes of the calculations. As commercial mortgage loans held for sale are included in the above SFAS 157 disclosure, they are excluded from financial instruments not carried at fair value in the table below.

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

Long-term debt, payable to Nationwide Financial Services, Inc. (NFS): The fair values for long-term debt are based on estimated market prices.

NATIONWIDE LIFE INSURANCE COMPANY AND SUBSIDIARIES

(a wholly-owned subsidiary of Nationwide Financial Services, Inc.)

Notes to Condensed Consolidated Financial Statements (Unaudited), Continued

June 30, 2009 and 2008

The following table summarizes the carrying values and estimated fair values of financial instruments subject to disclosure requirements as of the dates indicated:

	June 30, 2009		December 31, 2008
(in millions)	Carrying value	Estimated fair value	Carrying value	Estimated fair value
Assets
Investments:
Mortgage loans on real estate held for investment, net	$6,661.2	$5,750.2 [1]	$7,065.4	$6,335.3
Policy loans	751.3	751.3	767.4	767.4

Liabilities:
Investment contracts	(23,704.5)	(18,875.3)	(24,978.2)	(18,905.4)
Short-term debt	(249.7)	(249.7)	(249.7)	(249.7)
Long-term debt, payable to NFS	(700.0)	(594.9)	(700.0)	(568.7)

[1]	Includes $38.7 million of mortgage loans held for investment valued at fair value on a nonrecurring basis.

(5)	Derivative Financial Instruments

Qualitative Disclosures

SFAS 133 requires companies to recognize all of its derivative instruments as either assets or liabilities in the balance sheet at fair value. The accounting for changes in the fair value (e.g. gains or losses) of a derivative instrument depends on whether it has been designated and qualifies as part of a hedging relationship, and further, on the type of hedging relationship.

For derivative instruments that are designated and qualify as a cash flow hedge (e.g., hedging the exposure to variability in expected future cash flows that is attributable to interest rate risk), the effective portion of the gain or loss on the derivative instrument is reported as a component of AOCI and reclassified into earnings in the same line item associated with the forecasted transaction and in the same period or periods during which the hedged transaction impacts earnings (e.g., interest income on a floating rate asset). The remaining gain or loss on the derivative instrument in excess of the cumulative change in the present value of future cash flows of the hedged item, if any (ineffectiveness), or components of fair value that are excluded from the assessment of effectiveness, are recognized in the condensed consolidated statements of income during the current period.

For derivative instruments that are designated and qualify as a fair value hedge (e.g., hedging the exposure to changes in the fair value of an asset or a liability or an identified portion thereof that is attributable to a particular risk), the gain or loss on the derivative instrument as well as the hedged item are both recognized in net realized investment gains and losses.

For derivative instruments that are not designated as a hedging instrument, the gain or loss on the derivative instrument is recognized in realized investment gains and losses.

The Company periodically evaluates the risks within the derivative portfolios due to credit exposure. When evaluating this risk, the Company considers several factors which include, but are not limited to, the counterparty risk associated with derivative receivables, the Company’s own credit as it relates to derivative payables, the collateral thresholds associated with each counterparty, and changes in relevant market data in order to gain insight into the probability of default by the counterparty. In addition, the effect that the Company’s exposure to credit risk could have on the effectiveness of the Company’s hedging relationships is considered. As of June 30, 2009, the impact of the exposure to credit risk on both the fair value measurement of derivative assets and liabilities and the effectiveness of the Company’s hedging relationships was immaterial.

NATIONWIDE LIFE INSURANCE COMPANY AND SUBSIDIARIES

(a wholly-owned subsidiary of Nationwide Financial Services, Inc.)

Notes to Condensed Consolidated Financial Statements (Unaudited), Continued

June 30, 2009 and 2008

As of June 30, 2009 and December 31, 2008, the Company had received $706.7 million and $1.02 billion, respectively, of cash for derivative collateral, which is in turn invested in short-term investments. The Company also held $29.3 million and $35.4 million of securities as off-balance sheet collateral on derivative transactions as of June 30, 2009 and December 31, 2008, respectively. As of June 30, 2009 and December 31, 2008, the Company had pledged fixed maturity securities with a fair value of $52.0 million and $24.5 million, respectively, as collateral to various derivative counterparties. There are no contingent features associated with the Company’s derivative instruments which would require additional collateral to be pledged to counterparties.

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

The Company periodically participates in a U.S. denominated medium-term note (MTN) program. Under this program, NLIC issues funding agreements to an unconsolidated third party trust to secure notes issued to investors by the trust. The proceeds from these funding agreements are generally used to purchase fixed rate assets (generally available-for-sale corporate or private placement bonds or commercial mortgage loans). In a rising interest rate environment, the Company is exposed to narrowing margins as interest expense will increase while interest income remains constant. To manage this risk, the Company has entered into pay fixed/receive variable interest rate swaps. The interest rate swap agreement utilized by the Company effectively modifies its exposure to interest rate risk by converting the Company’s floating rate medium term notes to a fixed rate, thus reducing the impact of interest rate changes on future interest expense. These interest rate swaps are designated as hedging instrument in a cash flow hedging relationship.

The Company also periodically enters into fixed rate commercial mortgage loan and private placement commitments or commitments to purchase fixed rate assets (generally available-for-sale corporate or private placement bonds and commercial mortgage loans). The Company is exposed to declining values of the assets due to rising interest rates. In an effort to manage this risk, the Company enters into short U.S. Treasury futures and/or interest rate swaps. As interest rates change, the increase or decrease in the value of the derivative instrument will offset the changes in value of the asset (relative to interest rates). These futures and swaps are designated as hedging instruments in a fair value hedging relationship.

Derivatives Qualifying for Hedge Accounting – Foreign Currency Risk Management

The Company purchases foreign-denominated fixed rate assets and the associated investment income is exposed to changes in the exchange rates of the foreign currencies. To manage this risk, the Company has entered into pay fixed foreign currency/receive fixed U.S. cross-currency swaps. As foreign exchange rates change, the increase or decrease in the cash flows of the derivative instrument will offset the changes in the functional-currency equivalent cash flows of the asset. These cross-currency swaps are designated as a hedging instrument in a cash flow hedging relationship.

NATIONWIDE LIFE INSURANCE COMPANY AND SUBSIDIARIES

(a wholly-owned subsidiary of Nationwide Financial Services, Inc.)

Notes to Condensed Consolidated Financial Statements (Unaudited), Continued

June 30, 2009 and 2008

The Company also purchases foreign-denominated fixed rate assets, funded with proceeds from funding agreements under a variable rate U.S.-denominated MTN program. The value of these investments is exposed to both changes in the exchange rates of the foreign currencies and changes in interest rates. To manage this risk, the Company has entered into pay fixed foreign currency/ receive variable U.S. cross-currency interest rate swaps. As foreign exchange rates and interest rates change, the increase or decrease in the value of the derivative instrument will offset the changes in the asset’s value (relative to foreign currency and interest rate changes). These cross-currency interest rate swaps are designated as a hedging instrument in a fair value hedging relationship.

In addition, the Company periodically participates in a fixed rate foreign denominated MTN program. Under this program, NLIC issues funding agreements to an unconsolidated third party trust to secure notes issued to investors by the trust, and the value of these liabilities is exposed to both changes in the exchange rates of the foreign currencies and changes in interest rates. To manage this risk, the Company has entered into receive fixed foreign currency/pay variable U.S. cross-currency interest rate swaps. As foreign exchange rates and interest rates change, the increase or decrease in the value of the derivative instrument will offset the changes in the liability’s value (relative to foreign currency and interest rate changes). These cross-currency interest rate swaps are designated as a hedging instrument in a fair value hedging relationship.

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

The Company periodically enters into basis swaps (receive one variable rate/pay another variable rate) to better match the cash flows received from the specific variable-rate investments with the variable rate paid on a group of liabilities. While the pay-side terms of the basis swap will be consistent with the terms of the asset, the Company is not able to match the receive-side terms of the derivative to a specific liability. Therefore, basis swaps do not receive hedge accounting treatment.

Derivatives Not Qualifying for Hedge Accounting – Foreign Currency Risk Management

The Company periodically participates in a variable rate foreign-denominated MTN program. Under this program, NLIC issues funding agreements to an unconsolidated third party trust to secure notes issued to investors by the trust. As such, the cash flows related to these MTNs are exposed to changes in the exchange rates of the foreign currencies. Because the Company desires to retain the variable interest rate, it has entered into receive variable foreign currency/pay variable U.S. dollar cross-currency basis swaps. The basis swap converts the debt instrument to a U.S. dollar variable rate, thereby eliminating foreign exchange risk. While the receive-side terms of the basis swap will be consistent with the terms of the liability, the Company is not able to match the pay-side terms of the derivative to a specific asset. Therefore, these basis swaps do not receive hedge accounting treatment.

NATIONWIDE LIFE INSURANCE COMPANY AND SUBSIDIARIES

(a wholly-owned subsidiary of Nationwide Financial Services, Inc.)

Notes to Condensed Consolidated Financial Statements (Unaudited), Continued

June 30, 2009 and 2008

Derivatives Not Qualifying for Hedge Accounting – Equity Market Risk Management

The Company offers a variety of variable annuity programs with a guaranteed minimum balance or guaranteed withdrawal benefits. The contractholders may elect to invest in equity funds. Adverse changes in the equity markets expose the Company to losses if the changes result in contractholder’s account balances falling below the guaranteed minimum. To mitigate a portion of the risk associated with these liabilities, the Company enters into equity index futures and options. The changes in value of the futures and options will offset a portion of the changes in the annuity accounts relative to changes in the equity market.

The Company offers a variety of variable annuity programs with a guaranteed minimum balance or guaranteed withdrawal benefits, where the contractholder elects to invest in funds with a foreign equity index. Adverse changes in the foreign equity index expose the Company to losses if the change results in contractholder’s account balances falling below the guaranteed minimum. To mitigate this risk, the Company enters into total return swaps, where the Company pays the total return on the foreign index and receives one-month U.S. London Interbank Offered Rate (LIBOR). The changes in cash flows of the total return swap will offset a portion of the changes in the annuity accounts relative to changes in the foreign index.

The Company’s living benefit riders represent an embedded derivative in a variable annuity contract that is required to be separated from, and valued apart from, the host variable annuity contract. The embedded derivatives are carried at fair value. Subsequent changes in the fair value of the embedded derivatives are recognized in earnings as a component of net realized investment gains and losses. The fair value of the embedded derivatives is calculated based on a combination of capital market and actuarial assumptions. Projections of cash flows inherent in the valuation of the embedded derivative incorporate numerous assumptions including, but not limited to, expectations of contractholder persistency, contractholder withdrawal patterns, risk neutral market returns, correlations of market returns and market return volatility. The Company does not expect any meaningful level of claims under the living benefit features for several years and believes the impact of claims is expected to be mitigated by its economic hedging program.

Derivatives Not Qualifying for Hedge Accounting – Credit Risk

The Company enters into two distinct types of credit derivative contracts (or credit default swaps) which allows the Company to either sell or buy credit protection on a specific creditor or credit index.

The Company sells credit default protection to counterparties on selected debt instruments with specific creditor or credit index exposure and combines the credit default swap with selected assets the Company owns to enhance spreads. These selected assets may have sufficient duration for the related liability, but do not earn a sufficient credit spread. When the Company sells these instruments, it receives periodic premium payments similar to the risk premium received on an equivalent maturity bond from the same creditor. In return, the Company agrees to provide for losses if a credit event occurs during the lifetime of the contract, by buying a pre-determined cash bond from the counterparty at face value. In such a contract, a credit event will be defined in the trade settlement documentation and may include, but is not limited to, creditor bankruptcy or restructuring. The combined credit default swap and investments provide cash flows with the duration and credit spread targeted by the Company.

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

NATIONWIDE LIFE INSURANCE COMPANY AND SUBSIDIARIES

(a wholly-owned subsidiary of Nationwide Financial Services, Inc.)

Notes to Condensed Consolidated Financial Statements (Unaudited), Continued

June 30, 2009 and 2008

Quantitative Disclosures

The following table presents the fair value of derivative instruments, location of the related instruments in the condensed consolidated balance sheets and the related notional amounts of the derivative instruments as of June 30, 2009:

	Derivative assets			Derivative liabilities
(in millions)	Balance sheet location	Fair value	Notional	Balance sheet location	Fair value	Notional
Derivatives designated as hedging instruments:
Interest rate contracts	Other assets	$4.5	$93.0	Other liabilities	$86.6	$1,440.7
Currency/interest rate swaps	Other assets	35.9	114.5	Other liabilities	33.6	224.2

Total derivatives designated as hedging instruments		40.4	207.5		120.2	1,664.9

Derivatives not designated as hedging instruments:
Interest rate contracts	Other assets	366.5	5,586.2	Other liabilities	189.8	3,577.2
Currency/interest rate swaps	Other assets	56.8	209.6	Other liabilities	56.9	209.6
Credit default swaps	Other assets	0.7	101.4	Other liabilities	7.6	150.6
Total return swaps	Other assets	5.5	190.0	Other liabilities	3.4	271.0
Equity contracts	Other assets	492.8	3,456.8	Other liabilities	—	4.4
Embedded derivatives on guaranteed benefit annuity programs	N/A	—	—	Future policy benefits and claims	780.1	—
Other embedded derivatives	N/A	—	—	Other liabilities	9.5	—

Total derivatives not designated as hedging instruments		922.3	9,544.0		1,047.3	4,212.8

Total derivatives		$962.7	$9,751.5		$1,167.5	$5,877.7

NATIONWIDE LIFE INSURANCE COMPANY AND SUBSIDIARIES

(a wholly-owned subsidiary of Nationwide Financial Services, Inc.)

Notes to Condensed Consolidated Financial Statements (Unaudited), Continued

June 30, 2009 and 2008

The following table presents the gains (losses) for derivative instruments designated and qualifying as hedging instruments in fair value hedges under SFAS 133 and the location of these instruments in the condensed consolidated financial statements for the periods indicated:

(in millions)	Location of gain (loss) recognized on derivatives	Amount of gain (loss) recognized on derivatives
Three months ended June 30, 2009:
Derivatives in fair value hedging relationships:
Interest rate contracts	Net realized investment gains (losses)	$15.2
Currency/interest rate swap	Net realized investment gains (losses)	(5.1)

Total		$10.1

Underlying hedged items in fair value hedge relationships:
Interest rate contracts	Net realized investment gains (losses)	$(14.9)
Currency/interest rate swap	Net realized investment gains (losses)	4.4

Total		$(10.5)

Six months ended June 30, 2009:
Derivatives in fair value hedging relationships:
Interest rate contracts	Net realized investment gains (losses)	$20.5
Currency/interest rate swap	Net realized investment gains (losses)	(4.1)

Total		$16.4

Underlying hedged items in fair value hedge relationships:
Interest rate contracts	Net realized investment gains (losses)	$(24.8)
Currency/interest rate swap	Net realized investment gains (losses)	3.5

Total		$(21.3)

NATIONWIDE LIFE INSURANCE COMPANY AND SUBSIDIARIES

(a wholly-owned subsidiary of Nationwide Financial Services, Inc.)

Notes to Condensed Consolidated Financial Statements (Unaudited), Continued

June 30, 2009 and 2008

The following table presents the gains (losses) for derivative instruments designated and qualifying as hedging instruments in cash flow hedges under SFAS 133 and the location of these instruments in the condensed consolidated financial statements for the periods indicated:

(in millions)	Amount of gain (loss) recognized in OCI on derivatives	Location of gain (loss) reclassified from AOCI into income[1]	Amount of gain (loss) reclassified from AOCI into income[3]	Location of gain (loss) recognized in income on derivatives[2]	Amount of realized gain (loss) recognized in income on derivatives[2,3]
Three months ended June 30, 2009:
Derivatives in cash flow hedging relationships:
Interest rate contracts	$3.6	Interest credited to policyholder accounts	$(1.2)	Net realized investment gains (losses)	$—
Currency/interest rate swap	(2.7)	Net realized investment gains (losses)	(10.9)	Net realized investment gains (losses)	(0.7)
Currency	(15.5)	Net realized investment gains (losses)	—	Net realized investment gains (losses)	(3.3)

Total	$(14.6)		$(12.1)		$(4.0)

Six months ended June 30, 2009:
Derivatives in cash flow hedging relationships:
Interest rate contracts	$6.3	Interest credited to policyholder accounts	$(2.4)	Net realized investment gains (losses)	$—
Currency/interest rate swap	(2.2)	Net realized investment gains (losses)	(10.9)	Net realized investment gains (losses)	(0.9)
Currency	(10.2)	Net realized investment gains (losses)	—	Net realized investment gains (losses)	(2.9)
Other embedded derivatives	(12.0)	N/A	—	N/A	—

Total	$(18.1)		$(13.3)		$(3.8)

[1]	Effective portion.

[2]	Ineffective portion and amounts excluded from effectiveness testing.

[3]	Excludes periodic settlements in interest rate contracts.

NATIONWIDE LIFE INSURANCE COMPANY AND SUBSIDIARIES

(a wholly-owned subsidiary of Nationwide Financial Services, Inc.)

Notes to Condensed Consolidated Financial Statements (Unaudited), Continued

June 30, 2009 and 2008

The following table presents the gains (losses) for derivative instruments not designated and qualifying as hedging instruments under SFAS 133 and location of these instruments in the condensed consolidated financial statements for the periods indicated:

(in millions)	Location of gain (loss) in income on derivatives	Amount of realized gain (loss) recognized in income on derivatives[1]
Three months ended June 30, 2009:
Derivatives not designated as hedging instruments:
Interest rate contracts	Net realized investment gains (losses)	$(1.4)
Currency/interest rate swaps	Net realized investment gains (losses)	0.5
Credit default swaps	Net realized investment gains (losses)	9.5
Equity total return swaps	Net realized investment gains (losses)	18.6
Equity contracts	Net realized investment gains (losses)	(498.0)
Embedded derivatives on guaranteed benefit annuity programs	Net realized investment gains (losses)	696.1
Other embedded derivatives	Net realized investment gains (losses)	0.1

Total		$225.4

Six months ended June 30, 2009:
Derivatives not designated as hedging instruments:
Interest rate contracts	Net realized investment gains (losses)	$(191.9)
Currency/interest rate swaps	Net realized investment gains (losses)	3.4
Credit default swaps	Net realized investment gains (losses)	2.5
Equity total return swaps	Net realized investment gains (losses)	16.6
Equity contracts	Net realized investment gains (losses)	(267.6)
Embedded derivatives on guaranteed benefit annuity programs	Net realized investment gains (losses)	957.1
Other embedded derivatives	Net realized investment gains (losses)	(5.3)

Total		$514.8

[1]

Excludes $(109.2) million and $(42.7) million, respectively, of net interest settlements and $14.7 million and $26.1 million, respectively, of other revenue on embedded derivatives on guaranteed benefit annuity programs that are also recorded in net realized investment gains (losses).

NATIONWIDE LIFE INSURANCE COMPANY AND SUBSIDIARIES

(a wholly-owned subsidiary of Nationwide Financial Services, Inc.)

Notes to Condensed Consolidated Financial Statements (Unaudited), Continued

June 30, 2009 and 2008

Credit Derivatives

The Company had exposure to credit protection contracts for the periods ended June 30, 2009 and December 31, 2008. The Company had experienced no losses on credit protection contracts as of June 30, 2009 and 2008. The following table presents the Company’s outstanding exposure to credit protection contracts, all of which are related to corporate debt instruments, as of the dates indicated, by contract maturity and industry exposure:

	Less than or equal to one year		One to three years		Three to five years		Total
(in millions)	Maximum potential risk	Estimated fair value	Maximum potential risk	Estimated fair value	Maximum potential risk	Estimated fair value	Maximum potential risk	Estimated fair value
June 30, 2009:
Single sector exposure:
Consumer goods	$—	$—	$6.0	$(0.8)	$—	$—	$6.0	$(0.8)
Financial	20.0	(4.2)	15.0	(1.4)	3.0	(0.3)	38.0	(5.9)
Oil & gas pipelines	15.0	(0.1)	—	—	—	—	15.0	(0.1)
Services	—	—	—	—	35.0	(0.2)	35.0	(0.2)
Utilities	4.5	—	—	—	—	—	4.5	—

Total single sector exposure	39.5	(4.3)	21.0	(2.2)	38.0	(0.5)	98.5	(7.0)

Index exposure:
Corporate bonds	—	—	—	—	111.8	0.1	111.8	0.1

Total index exposure	—	—	—	—	111.8	0.1	111.8	0.1

Total	$39.5	$(4.3)	$21.0	$(2.2)	$149.8	$(0.4)	$210.3	$(6.9)

December 31, 2008:
Single sector exposure:
Consumer goods	$—	$—	$6.0	$(0.8)	$—	$—	$6.0	$(0.8)
Financial	—	—	35.0	(5.8)	13.0	(0.5)	48.0	(6.3)
Oil & gas pipelines	10.0	—	15.0	(0.8)	—	—	25.0	(0.8)
Services	—	—	—	—	35.0	(3.0)	35.0	(3.0)
Utilities	4.5	—	—	—	—	—	4.5	—

Total single sector exposure	14.5	—	56.0	(7.4)	48.0	(3.5)	118.5	(10.9)

Index exposure:
Corporate bonds	—	—	—	—	110.9	(0.3)	110.9	(0.3)

Total index exposure	—	—	—	—	110.9	(0.3)	110.9	(0.3)

Total	$14.5	$—	$56.0	$(7.4)	$158.9	$(3.8)	$229.4	$(11.2)

NATIONWIDE LIFE INSURANCE COMPANY AND SUBSIDIARIES

(a wholly-owned subsidiary of Nationwide Financial Services, Inc.)

Notes to Condensed Consolidated Financial Statements (Unaudited), Continued

June 30, 2009 and 2008

(6)	Investments

Fixed Maturity Securities and Equity Securities Available-for-Sale

The following table summarizes the amortized cost, gross unrealized gains and losses, and estimated fair values of securities available-for-sale as of the dates indicated:

(in millions)	Amortized cost	Gross unrealized gains	Gross unrealized losses	Estimated fair value
June 30, 2009:
Fixed maturity securities:
U.S. Treasury securities and obligations of U.S. Government corporations	$50.9	$12.7	$—	$63.6
U.S. Government agencies	399.9	58.7	2.6	456.0
Obligations of states and political subdivisions	265.9	5.4	8.0	263.3
Debt securities issued by foreign governments	53.8	2.6	0.2	56.2
Corporate securities
Public	10,008.6	310.4	463.8	9,855.2
Private	4,431.9	51.6	312.6	4,170.9
Residential mortgage-backed securities	5,888.0	74.3	893.3	5,069.0
Commercial mortgage-backed securities	1,209.2	1.0	347.5	862.7
Collateralized debt obligations	552.3	10.1	244.6	317.8
Other asset-backed securities	464.6	5.0	57.0	412.6

Total fixed maturity securities	23,325.1	531.8	2,329.6	21,527.3
Equity securities	21.2	2.9	1.4	22.7

Total securities available-for-sale	$23,346.3	$534.7	$2,331.0	$21,550.0

December 31, 2008:
Fixed maturity securities:
U.S. Treasury securities and obligations of U.S. Government corporations	$44.8	$16.7	$—	$61.5
U.S. Government agencies	401.1	91.6	—	492.7
Obligations of states and political subdivisions	223.0	1.5	7.4	217.1
Debt securities issued by foreign governments	33.9	5.0	—	38.9
Corporate securities
Public	8,039.6	94.6	974.6	7,159.6
Private	4,543.4	43.9	367.7	4,219.6
Residential mortgage-backed securities	6,081.8	75.1	818.3	5,338.6
Commercial mortgage-backed securities	1,256.9	0.6	404.5	853.0
Collateralized debt obligations	551.6	6.3	237.7	320.2
Other asset-backed securities	644.8	3.4	102.2	546.0

Total fixed maturity securities	21,820.9	338.7	2,912.4	19,247.2
Equity securities	30.9	0.7	5.1	26.5

Total securities available-for-sale	$21,851.8	$339.4	$2,917.5	$19,273.7

NATIONWIDE LIFE INSURANCE COMPANY AND SUBSIDIARIES

(a wholly-owned subsidiary of Nationwide Financial Services, Inc.)

Notes to Condensed Consolidated Financial Statements (Unaudited), Continued

June 30, 2009 and 2008

The market value of the Company’s general account investments may fluctuate significantly in response to changes in interest rates, investment quality ratings and credit spreads. The Company does not have the intent to sell nor is it more likely than not that the Company will be required to sell debt securities in unrealized loss positions that are not other-than-temporarily impaired before recovery, it may realize investment losses to the extent its liquidity needs require the disposition of general account fixed maturity securities in unfavorable interest rate, liquidity or credit spread environments.

For securities available-for-sale as of the dates indicated, the following table summarizes the Company’s gross unrealized losses based on the amount of time each type of security has been in an unrealized loss position:

	Less than or equal to one year			More than one year			Total
(in millions, except number of securities)	Estimated fair value	Gross unrealized losses	Number of securities	Estimated fair value	Gross unrealized losses	Number of securities	Estimated fair value	Gross unrealized losses	Number of securities
June 30, 2009:
Fixed maturity securities:
U.S. Treasury securities and obligations of U.S. Government corporations	$1.3	$—	1	$—	$—	—	$1.3	$—	1
U.S. Government agencies	50.6	2.5	4	2.1	0.1	1	52.7	2.6	5
Obligations of states and political subdivisions	80.2	4.3	14	27.6	3.7	8	107.8	8.0	22
Debt securities issued by foreign governments	10.8	0.2	3	—	—	—	10.8	0.2	3
Corporate securities
Public	2,456.6	281.6	399	1,031.8	182.2	194	3,488.4	463.8	593
Private	1,978.6	206.4	193	756.4	106.2	83	2,735.0	312.6	276
Residential mortgage-backed securities	993.2	198.6	129	2,069.9	694.7	313	3,063.1	893.3	442
Commercial mortgage-backed securities	432.8	139.1	77	401.7	208.4	88	834.5	347.5	165
Collateralized debt obligations	156.4	63.8	17	113.2	180.8	43	269.6	244.6	60
Other asset-backed securities	148.7	15.9	32	183.8	41.1	23	332.5	57.0	55

Total fixed maturity securities	6,309.2	912.4	869	4,586.5	1,417.2	753	10,895.7	2,329.6	1,622
Equity securities	10.8	1.3	81	0.1	0.1	5	10.9	1.4	86

Total	$6,320.0	$913.7	950	$4,586.6	$1,417.3	758	$10,906.6	$2,331.0	1,708

December 31, 2008:
Fixed maturity securities:
Obligations of states and political subdivisions	$94.9	$3.5	16	$29.3	$3.9	9	$124.2	$7.4	25
Corporate securities
Public	3,650.9	632.9	616	1,251.4	341.7	257	4,902.3	974.6	873
Private	2,099.8	259.9	222	834.8	107.8	87	2,934.6	367.7	309
Residential mortgage-backed securities	742.7	176.1	112	2,128.2	642.2	312	2,870.9	818.3	424
Commercial mortgage-backed securities	459.0	153.8	90	381.3	250.7	94	840.3	404.5	184
Collateralized debt obligations	148.9	98.5	24	121.4	139.2	36	270.3	237.7	60
Other asset-backed securities	304.5	39.3	38	220.8	62.9	25	525.3	102.2	63

Total fixed maturity securities	7,500.7	1,364.0	1,118	4,967.2	1,548.4	820	$12,467.9	$2,912.4	1,938
Equity securities	11.2	4.9	77	3.4	0.2	6	14.6	5.1	83

Total	$7,511.9	$1,368.9	1,195	$4,970.6	$1,548.6	826	$12,482.5	$2,917.5	2,021

NATIONWIDE LIFE INSURANCE COMPANY AND SUBSIDIARIES

(a wholly-owned subsidiary of Nationwide Financial Services, Inc.)

Notes to Condensed Consolidated Financial Statements (Unaudited), Continued

June 30, 2009 and 2008

The weighted estimated fair value to amortized cost for non-investment grade fixed maturity securities that have an estimated fair value of less than 80% and have been in an unrealized loss position for more than one year was 55% and 64% as of June 30, 2009 and December 31, 2008, respectively.

The table below summarizes the amortized cost and estimated fair value of fixed maturity securities available-for-sale, by maturity, as of June 30, 2009. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

(in millions)	Amortized cost	Estimated fair value
Fixed maturity securities available-for-sale:
Due in one year or less	$1,011.5	$998.6
Due after one year through five years	7,153.3	7,007.1
Due after five years through ten years	4,276.5	4,310.3
Due after ten years	2,769.7	2,549.2

Subtotal	15,211.0	14,865.2
Residential mortgage-backed securities	5,888.0	5,069.0
Commercial mortgage-backed securities	1,209.2	862.7
Collateralized debt obligations	552.3	317.8
Other asset-backed securities	464.6	412.6

Total	$23,325.1	$21,527.3

The NAIC assigns securities quality ratings and uniform valuations (called NAIC designations), which are used by insurers when preparing their annual statements. For most securities, NAIC ratings are derived from ratings received from nationally recognized rating agencies. The NAIC also assigns ratings to securities that do not receive public ratings. The designations assigned by the NAIC range from class 1 (highest quality) to class 6 (lowest quality). Of the Company’s general account fixed maturity securities, 90% and 92% were in the two highest NAIC designations as of June 30, 2009 and December 31, 2008, respectively.

The following table summarizes the credit quality, as determined by NAIC Designation, of the Company’s general account fixed maturity securities portfolio and shows the equivalent ratings between the NAIC and nationally recognized rating agencies as of the dates indicated:

(in millions)		June 30, 2009		December 31, 2008
NAIC designation[1]	Rating agency equivalent designation[2]	Amortized cost	Estimated fair value	Amortized cost	Estimated fair value
1	AAA/AA/A	$13,875.8	$13,190.0	$13,870.1	$12,497.7
2	BBB	6,495.5	6,119.8	5,961.0	5,210.2
3	BB	1,259.1	990.7	1,192.9	953.8
4	B	838.9	639.8	529.7	366.5
5	CCC and lower	623.4	411.6	166.9	128.9
6	In or near default	232.4	175.4	100.3	90.1

	Total	$23,325.1	$21,527.3	$21,820.9	$19,247.2

[1]

NAIC designations are assigned at least annually. Some designations for securities shown have been assigned to securities not yet assigned an NAIC Designation in a manner approximating equivalent public rating categories.

[2]	Predominant rating based on a weighted average of ratings by Moody’s and S&P.

NATIONWIDE LIFE INSURANCE COMPANY AND SUBSIDIARIES

(a wholly-owned subsidiary of Nationwide Financial Services, Inc.)

Notes to Condensed Consolidated Financial Statements (Unaudited), Continued

June 30, 2009 and 2008

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

For all debt securities evaluated for other-than-temporary impairment (for which the Company does not have the intent to sell and it is not more likely than not that it will be required to sell the security before the recovery of its amortized cost basis), the Company considers the timing and amount of the cash flows. The Company evaluates its intent to sell on an individual security basis.

To the extent that the present value of the cash flows generated by a security is less than the amortized cost, or the reference amount if the security is accounted for under EITF 99-20, Recognition of Interest Income and Impairment on Purchased and Retained Beneficial Interests in Securitized Financial Assets, as amended by FSP EITF 99-20-1 (EITF 99-20), an other-than-temporary impairment is recognized through earnings. It is reasonably possible that further declines in estimated fair values of such investments, or changes in assumptions or estimates of anticipated recoveries and/or cash flows, may cause further other-than-temporary impairments in the near term, which could be significant.

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

As a result of the Company’s adoption of FSP FAS 115-2 and FAS 124-2 in the first quarter of 2009, securities that become other-than-temporarily impaired (where the Company does not intend to sell the security and it is not more likely than not that it will be required to sell the security prior to recovery of the security’s amortized cost) are bifurcated with the credit portion of the impairment loss being recognized in earnings and the non-credit loss portion of the impairment being recognized in other comprehensive income, net of applicable taxes. For securities that are other-than-temporarily impaired, a discussion of the valuation of the credit loss portion that is recognized in earnings is provided, as applicable in the respective section of this footnote.

NATIONWIDE LIFE INSURANCE COMPANY AND SUBSIDIARIES

(a wholly-owned subsidiary of Nationwide Financial Services, Inc.)

Notes to Condensed Consolidated Financial Statements (Unaudited), Continued

June 30, 2009 and 2008

Corporate Securities

Corporate debt securities include conventional bonds, private placement fixed maturity securities, syndicated corporate bank loans and hybrid securities with both debt and equity-like features. For these corporate securities, the following table summarizes, as of the dates indicated, the Company’s gross unrealized loss position categorized as investment grade vs. non-investment grade, as defined by the NAIC, for the period of time indicated, and based on the ratio of estimated fair value to amortized cost (in millions):

	Period of time for which unrealized loss has existed
	Investment Grade			Non-Investment Grade			Total
Ratio of estimated fair value to amortized cost	Less than or equal to one year	More than one year	Total	Less than or equal to one year	More than one year	Total	Less than or equal to one year	More than one year	Total
June 30, 2009:
99.9% - 80.0%	$183.6	$73.0	$256.6	$38.4	$32.6	$71.0	$222.0	$105.6	$327.6
79.9% - 50.0%	182.2	73.7	255.9	76.5	81.8	158.3	258.7	155.5	414.2
Below 50.0%	0.5	19.4	19.9	6.8	7.9	14.7	7.3	27.3	34.6

Total	$366.3	$166.1	$532.4	$121.7	$122.3	$244.0	$488.0	$288.4	$776.4

December 31, 2008:
99.9% - 80.0%	$321.4	$105.4	$426.8	$30.1	$21.6	$51.7	$351.5	$127.0	$478.5
79.9% - 50.0%	302.4	110.7	413.1	113.0	124.0	237.0	415.4	234.7	650.1
Below 50.0%	79.3	39.7	119.0	46.6	48.1	94.7	125.9	87.8	213.7

Total	$703.1	$255.8	$958.9	$189.7	$193.7	$383.4	$892.8	$449.5	$1,342.3

Judgments regarding whether a corporate debt security is other-than-temporarily impaired include analyzing the issuer’s financial condition. An analysis of the issuer’s financial condition includes whether there has been a decline in the overall value of the issuer or its ability to service the specific security. The total enterprise value of the company issuing the security is determined through asset coverage, cash flow multiples, or other industry standards. Several factors assessed when determining the enterprise value include, but are not limited to, credit quality ratings, cash flow sustainability, liquidity, strength, industry, and market position. Sources of information include, but are not limited to, management projections, independent consultants, street research, peer analysis, and internal analysis.

If the company has concerns regarding the viability of the issuer or its ability to service the specific security after this analysis, a recovery value analysis is prepared to determine if the recovery value has declined below the amortized cost of the security. The recovery value is combined with the estimated timing to recovery, any other applicable cash flows that are expected and the security’s effective yield to arrive at the expected present value of cash flows. If a recovery estimate is not feasible, then the market’s view of cash flows implied by the current fair value, market discount rates, and effective yield are the primary factors used to estimate recovery.

The Company held securities issued by institutions in the financial sector with both debt and equity-like features, classified as fixed maturity, with estimated fair values of $593.2 million and $634.2 million, and gross unrealized losses of $216.0 million and $366.6 million, as of June 30, 2009 and December 31, 2008, respectively. Of these securities in an unrealized loss position as of June 30, 2009, $103.1 million, or 21%, were in an unrealized loss position for more than one year compared to $104.7 million, or 18%, as of December 31, 2008. The Company evaluates such securities for other-than-temporary impairment using the criteria of either a debt or an equity security depending on the facts and circumstances of the individual issuer and security.

NATIONWIDE LIFE INSURANCE COMPANY AND SUBSIDIARIES

(a wholly-owned subsidiary of Nationwide Financial Services, Inc.)

Notes to Condensed Consolidated Financial Statements (Unaudited), Continued

June 30, 2009 and 2008

The Company invests in private placement fixed maturity securities because of the generally higher nominal yield available compared to comparably rated public fixed maturity securities, more restrictive financial and business covenants available in private fixed maturity security loan agreements, and stronger prepayment protection. Although private placement fixed maturity securities are not registered with the SEC and generally are less liquid than public fixed maturity securities, restrictive financial and business covenants included in private placement fixed maturity security loan agreements generally are designed to compensate for the impact of increased liquidity risk. A significant portion of the private placement fixed maturity securities that the Company holds are participations in issues that are also owned by other investors. In addition, some of these securities are rated by nationally recognized rating agencies, and substantially all have been assigned a rating designation by the NAIC, as shown in a previous table in this footnote summarizing the credit quality of the Company’s general account fixed maturity securities portfolio.

Residential Mortgage-Backed Securities

Residential mortgage-backed securities are a type of fixed income security in which residential mortgage loans are sold into a trust or special purpose vehicle, thereby securitizing the cash flows of the mortgage loans. The following tables summarize the distribution by collateral classification of the Company’s general account residential mortgage-backed securities as of dates indicated:

	As of June 30, 2009			As of December 31, 2008
in millions	Amortized cost	Estimated fair value	% of estimated fair value total	Amortized cost	Estimated fair value	% of estimated fair value total
Government agency	$2,274.8	$2,336.5	46.1%	$2,495.6	$2,554.6	47.9%
Prime	1,193.3	953.2	18.8%	1,243.6	957.4	17.9%
Alt-A	1,814.2	1,304.0	25.7%	1,718.7	1,335.8	25.0%
Sub-prime	573.2	444.7	8.8%	612.7	480.2	9.0%
Other residential mortgage collateral	32.5	30.6	0.6%	11.2	10.6	0.2%

Total	$5,888.0	$5,069.0	100.0%	$6,081.8	$5,338.6	100.0%

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

NATIONWIDE LIFE INSURANCE COMPANY AND SUBSIDIARIES

(a wholly-owned subsidiary of Nationwide Financial Services, Inc.)

Notes to Condensed Consolidated Financial Statements (Unaudited), Continued

June 30, 2009 and 2008

For residential mortgage-backed securities, the following table summarizes as of the dates indicated the Company’s gross unrealized loss position categorized as investment grade vs. non-investment grade, as defined by the NAIC, for the period of time indicated, and based on the ratio of estimated fair value to amortized cost (in millions):

	Period of time for which unrealized loss has existed
	Investment Grade			Non-Investment Grade			Total
Ratio of estimated fair value to amortized cost	Less than or equal to one year	More than one year	Total	Less than or equal to one year	More than one year	Total	Less than or equal to one year	More than one year	Total
June 30, 2009:
99.9% - 80.0%	$48.9	$117.4	$166.3	$6.5	$20.2	$26.7	$55.4	$137.6	$193.0
79.9% - 50.0%	37.0	267.5	304.5	93.9	143.8	237.7	130.9	411.3	542.2
Below 50.0%	1.7	39.0	40.7	10.6	106.8	117.4	12.3	145.8	158.1

Total	$87.6	$423.9	$511.5	$111.0	$270.8	$381.8	$198.6	$694.7	$893.3

December 31, 2008:
99.9% - 80.0%	$41.8	$111.9	$153.7	$5.9	$10.3	$16.2	$47.7	$122.2	$169.9
79.9% - 50.0%	86.0	424.3	510.3	17.1	22.2	39.3	103.1	446.5	549.6
Below 50.0%	13.0	70.7	83.7	12.3	2.8	15.1	25.3	73.5	98.8

Total	$140.8	$606.9	$747.7	$35.3	$35.3	$70.6	$176.1	$642.2	$818.3

The Company evaluates its residential mortgage-backed securities for other-than-temporary impairment using multiple inputs. Loan level defaults are estimated using an option pricing approach in which the probability of borrower default increases as home equity declines. Other factors which influence the probability of default are debt-servicing, missed refinancing opportunities and geography. Loan level characteristics such as issuer, FICO, payment terms, level of documentation, residency type, dwelling type and loan purpose are also utilized in the model along with historical performance, to estimate or measure the loan’s propensity to default. Additionally, the model takes into account loan age, seasonality, payment changes and exposure to refinancing as additional drivers of default. For transactions where loan level data is not available, the model uses a proxy based on the collateral characteristics. Loss severity in the model is a function of multiple factors, including but not limited to, the unpaid balance, interest rate, mortgage insurance ratios, assessed property value at origination, change in property valuation and loan-to-value ratio at origination. Prepayment speeds, both actual and estimated, are also considered. The cash flows generated by the collateral securing these securities are then determined with these default, loss severity and prepayment assumptions. These collateral cash flows are then utilized, along with consideration for the issue’s position in the overall structure, to determine the cash flows associated with the residential mortgage-backed security held by the Company.

As of June 30, 2009, 34% and 76% of securities containing Alt-A and Sub-prime collateral, respectively, were rated AA or better. In addition, 68% and 78% of Alt-A and Sub-prime collateral, respectively, was originated in 2005 or earlier.

NATIONWIDE LIFE INSURANCE COMPANY AND SUBSIDIARIES

(a wholly-owned subsidiary of Nationwide Financial Services, Inc.)

Notes to Condensed Consolidated Financial Statements (Unaudited), Continued

June 30, 2009 and 2008

Commercial Mortgage-Backed Securities

The Company owns and manages commercial mortgage-backed securities, which are trust certificates or bonds offered to investors that are collateralized by a pool of commercial mortgage loans from which the principal and interest paid on those mortgages flows to investors. These investments in commercial mortgage-backed securities are generally characterized by securities that are collateralized by static, heterogeneous pools of mortgages on commercial real estate properties. Deals are generally diversified across property types, geography, borrowers, tenants, loan size, coupon and vintages. For commercial mortgage-backed securities, the following tables summarize, as of the dates indicated, the Company’s gross unrealized loss position categorized as investment grade vs. non-investment grade, as defined by the NAIC, for the period of time indicated, and based on the ratio of estimated fair value to amortized cost (in millions):

	Period of time for which unrealized loss has existed
	Investment Grade			Non-Investment Grade			Total
Ratio of estimated fair value to amortized cost	Less than or equal to one year	More than one year	Total	Less than or equal to one year	More than one year	Total	Less than or equal to one year	More than one year	Total
June 30, 2009:
99.9% - 80.0%	$27.6	$18.6	$46.2	$—	$—	$—	$27.6	$18.6	$46.2
79.9% - 50.0%	86.8	54.1	140.9	—	—	—	86.8	54.1	140.9
Below 50.0%	24.7	135.7	160.4	—	—	—	24.7	135.7	160.4

Total	$139.1	$208.4	$347.5	$—	$—	$—	$139.1	$208.4	$347.5

December 31, 2008:
99.9% - 80.0%	$17.7	$34.5	$52.2	$—	$—	$—	$17.7	$34.5	$52.2
79.9% - 50.0%	99.6	34.2	133.8	—	—	—	99.6	34.2	133.8
Below 50.0%	36.5	182.0	218.5	—	—	—	36.5	182.0	218.5

Total	$153.8	$250.7	$404.5	$—	$—	$—	$153.8	$250.7	$404.5

Commercial mortgage-backed securities’ cash flows are generated by an industry standard platform for the commercial mortgage-backed securities’ secondary market. In addition, a third party default model is utilized within this service to apply loan specific probability of default, prepayment speed, refinance risk and loss severity ratios to generate cash flows. Default and prepayment assumptions are deal specific and include, but are not limited to, delinquency history, property type, loan size, debt service coverage ratio, loan to value ratios and loan age.

NATIONWIDE LIFE INSURANCE COMPANY AND SUBSIDIARIES

(a wholly-owned subsidiary of Nationwide Financial Services, Inc.)

Notes to Condensed Consolidated Financial Statements (Unaudited), Continued

June 30, 2009 and 2008

Collateralized Debt Obligations

Collateralized debt obligations are asset-backed securities whose value is derived from corporate credit. For collateralized debt obligations, the following tables summarize, as of the dates indicated, the Company’s gross unrealized loss position categorized as investment grade vs. non-investment grade, as defined by the NAIC, for the period of time indicated, and based on the ratio of estimated fair value to amortized cost (in millions):

	Period of time for which unrealized loss has existed
	Investment Grade			Non-Investment Grade			Total
Ratio of estimated fair value to amortized cost	Less than or equal to one year	More than one year	Total	Less than or equal to one year	More than one year	Total	Less than or equal to one year	More than one year	Total
June 30, 2009:
99.9% - 80.0%	$6.1	$1.3	$7.4	$1.9	$3.3	$5.2	$8.0	$4.6	$12.6
79.9% - 50.0%	30.0	5.5	35.5	3.1	10.3	13.4	33.1	15.8	48.9
Below 50.0%	16.4	53.5	69.9	6.3	106.9	113.2	22.7	160.4	183.1

Total	$52.5	$60.3	$112.8	$11.3	$120.5	$131.8	$63.8	$180.8	$244.6

December 31, 2008:
99.9% - 80.0%	$7.0	$0.2	$7.2	$0.1	$0.6	$0.7	$7.1	$0.8	$7.9
79.9% - 50.0%	25.8	36.4	62.2	—	—	—	25.8	36.4	62.2
Below 50.0%	64.2	99.9	164.1	1.4	2.1	3.5	65.6	102.0	167.6

Total	$97.0	$136.5	$233.5	$1.5	$2.7	$4.2	$98.5	$139.2	$237.7

To generate the expected cash flows, agency ratings of the underlying corporate securities were used to develop default probabilities. Historical and forecasted loss severities were then applied to develop the expected losses within the security’s collateral pool. An independent data provider is then used to model each security’s structure and waterfall to determine cash flows at the security level. If a recovery estimate is not feasible, then the market’s view of cash flows implied by the current fair value, market discount rates, and effective yield are the primary factors used to estimate recovery.

Within the collateralized debt obligations security type are Pooled Trust Preferreds. Pooled Trust Preferreds are collateralized debt obligations where the collateral is regional bank and insurance company trust preferred securities. All banks in the pools were screened using data provided by U.S. Bank Rating service. The rating service score is a combination of the bank’s liquidity, asset quality, capital adequacy and profitability. The results of the analysis, as well as management’s evaluation of the results and broker research, are used to generate default rates which are modeled to create cash flows from the entire collateral pool underlying each pooled trust preferred security. An independent data provider is then used to model each security’s structure and waterfall to determine cash flows at the security level.

NATIONWIDE LIFE INSURANCE COMPANY AND SUBSIDIARIES

(a wholly-owned subsidiary of Nationwide Financial Services, Inc.)

Notes to Condensed Consolidated Financial Statements (Unaudited), Continued

June 30, 2009 and 2008

Unrealized Gains and Losses

The following table presents the components of net unrealized losses on securities available-for-sale as of the dates indicated:

(in millions)	June 30, 2009	December 31, 2008
Net unrealized losses before adjustments and taxes	$(1,796.3)	$(2,578.1)
Change in fair value attributable to fixed maturity securities designated in fair value hedging relationships	(43.5)	(57.8)

Total net unrealized losses, before adjustments and taxes	(1,839.8)	(2,635.9)
Adjustment to deferred policy acquisition costs	356.8	615.9
Adjustment to future policy benefits and claims	50.2	43.8
Deferred federal income tax benefit	501.5	691.7

Net unrealized losses	$(931.3)	$(1,284.5)

The following table presents an analysis of the net change in net unrealized (losses) gains on securities available-for-sale before adjustments and taxes for the periods indicated:

	Three months ended June 30,		Six months ended June 30,
(in millions)	2009	2008	2009[1]	2008
Fixed maturity securities	$1,012.9	$(426.9)	$775.9	$(781.0)
Equity securities	3.7	(3.4)	5.9	(9.4)

Net decrease (increase)	$1,016.6	$(430.3)	$781.8	$(790.4)

[1]	Includes the $361.5 million cumulative adoption of accounting principle as of January 1, 2009 for the adoption of FSP FAS 115-2 and FAS 124-2.

The following table summarizes the Company’s accumulated other comprehensive losses recognized on debt securities which have credit losses in earnings, based on the adoption of FSP FAS 115-2 and FAS 124-2 before federal income tax benefit, for the periods indicated:

(in millions)	Total
Three months ended June 30, 2009:
Unrealized losses as of April 1, 2009	$(545.4)
Net unrealized gains in the period	121.0

Total	$(424.4)

Six months ended June 30, 2009:
Cumulative adoption of accounting principle as of January 1, 2009	$(361.5)
Net unrealized losses in the period	(62.9)

Total	$(424.4)

The Company’s practice is to disclose in the table above both the non-credit portion of the other-than-temporary impairment recognized in other comprehensive income and any subsequent changes in the fair value of those debt securities.

NATIONWIDE LIFE INSURANCE COMPANY AND SUBSIDIARIES

(a wholly-owned subsidiary of Nationwide Financial Services, Inc.)

Notes to Condensed Consolidated Financial Statements (Unaudited), Continued

June 30, 2009 and 2008

Mortgage Loans on Real Estate, Securitization and Real Estate

As of June 30, 2009 and December 31, 2008, the carrying value of commercial mortgage loans on real estate considered specifically impaired was $42.8 million and $35.4 million, respectively, for which a $20.0 million and $13.6 million valuation allowance had been established, respectively. No valuation allowance exists for collateral dependent commercial mortgage loans for which the fair value of the collateral is estimated to be greater than the carrying value.

The following table summarizes activity in the valuation allowance account for mortgage loans on real estate as of the dates indicated:

	June 30,	December 31,
(in millions)	2009	2008
Allowance, beginning of period	$39.5	$23.1
Net change in allowance	9.9	16.4

Allowance, end of period	$49.4	$39.5

The Company has securitized commercial mortgage loans on real estate to third parties. The Company, as the transferor, has continuing involvement in these loans which consists of receiving servicing fees on loans which the Company has transferred.

The Company did not participate in any securitization arrangements during the six months ended June 30, 2009 and the year ended December 31, 2008. The Company received $0.3 million, during the periods ended June 30, 2009 and 2008, in servicing fees related to financial assets where there is a continuing involvement from the securitization of commercial mortgage loans on real estate.

The Company provides a representations and warranties letter to the transferee for each securitization arrangement. If it is found that the Company has made a misrepresentation, it could be required to provide financial support to the transferee or its beneficial interest holders. For the six months ended June 30, 2009 and the year ended December 31, 2008, the Company was not required to provide any financial or other support that it was not previously contractually required to provide to the transferee or its beneficial interest holders.

Real estate held for use was $9.5 million and $9.8 million as of June 30, 2009 and December 31, 2008, respectively. These assets are carried at cost less accumulated depreciation, which was $2.5 million and $2.1 million as of June 30, 2009 and December 31, 2008, respectively. The carrying value of real estate held for sale was $7.1 million and $6.8 million as of June 30, 2009 and December 31, 2008, respectively.

Securities Lending

The Company, through an agent, lends certain portfolio holdings and in turn receives cash collateral with the objective of increasing the yield on its investments. The cash collateral is invested in high-quality, short-term and long-term investments. The Company’s policy requires the maintenance of collateral of a minimum of 102% of the fair value of the securities loaned. Net returns on the investments, after payment of a rebate to the borrower, are shared between the Company and its agent. Both the borrower and the Company can request or return the loaned securities at any time. The Company maintains ownership of the loaned securities at all times and is entitled to receive from the borrower any payments for interest or dividends received on such securities during the loan term. In 2008 and 2009, the Company recognized loaned securities as part of its investments available-for-sale. The Company also recognizes the short-term and other long-term investments acquired with the cash collateral and its obligation to return such collateral to the borrower in short-term and other long-term investments and other liabilities, respectively.

As of June 30, 2009 and December 31, 2008, the Company had received $197.5 million and $378.3 million, respectively, of cash collateral on securities lending. The Company had not received any non-cash collateral on securities lending as of June 30, 2009 and December 31, 2008. As of June 30, 2009 and December 31, 2008, the Company had loaned securities with a fair value of $192.5 million and $367.2 million, respectively.

NATIONWIDE LIFE INSURANCE COMPANY AND SUBSIDIARIES

(a wholly-owned subsidiary of Nationwide Financial Services, Inc.)

Notes to Condensed Consolidated Financial Statements (Unaudited), Continued

June 30, 2009 and 2008

Assets on Deposit, Held in Trust and Pledged as Collateral

Fixed maturity securities with an amortized cost of $9.1 million and $15.0 million as of June 30, 2009 and December 31, 2008, respectively, were on deposit with various regulatory agencies as required by law. These securities continue to be included in fixed maturity securities on the condensed consolidated balance sheets.

Net Investment Income

The following table summarizes net investment income from continuing operations by investment type for the periods indicated:

	Three months ended June 30,		Six months ended June 30,
(in millions)	2009	2008	2009	2008
Securities available-for-sale:
Fixed maturity securities	$340.3	$332.6	$656.3	$683.0
Equity securities	0.5	1.4	1.0	3.1
Mortgage loans on real estate	106.2	114.6	214.1	235.0
Short-term investments	1.7	2.1	4.4	5.0
Other	0.4	(5.2)	(7.4)	(15.5)

Gross investment income	449.1	445.5	868.4	910.6
Less: investment expenses	13.4	13.7	25.2	29.1

Net investment income	$435.7	$431.8	$843.2	$881.5

Net Realized Investment Gains and Losses

The following table summarizes net realized investment gains (losses) from continuing operations by source for the periods indicated:

	Three months ended June 30,		Six months ended June 30,
(in millions)	2009	2008	2009	2008
Total realized gains on sales	$59.6	$18.2	$98.8	$17.7
Total realized losses on sales	(44.7)	(10.6)	(78.5)	(32.9)
Net realized (losses) gains on terminations of hedging instruments	2.7	(6.6)	1.9	(9.8)
Credit default swaps	9.9	(2.0)	3.0	(6.2)
Derivatives and embedded derivatives associated with living benefit contracts	36.2	—	401.4	—
Derivatives associated with death benefit contracts	(131.6)	57.1	(48.7)	(17.7)
Other derivatives	198.2	9.0	120.2	4.5

Net realized investment gains (losses)	$130.3	$65.1	$498.1	$(44.4)

Proceeds from the sale of securities available-for-sale during the six months ending June 30, 2009 and 2008 were $2.82 billion and $1.16 billion, respectively. During the six months ending June 30, 2009 and 2008, gross gains of $96.7 million and $17.5 million, respectively, and gross losses of $38.0 million $13.9 million, respectively, were realized on those sales.

NATIONWIDE LIFE INSURANCE COMPANY AND SUBSIDIARIES

(a wholly-owned subsidiary of Nationwide Financial Services, Inc.)

Notes to Condensed Consolidated Financial Statements (Unaudited), Continued

June 30, 2009 and 2008

Other-Than-Temporary and Other Investment Impairment Losses

The following tables summarize other-than-temporary impairments for the periods indicated:

(in millions)	Gross	Included in OCI	Net
Three months ended June 30, 2009:
Fixed maturity securities[1]	$16.7	$(12.8)	$3.9
Equity securities	—	—	—
Mortgage loans	30.3	—	30.3
Other	4.1	—	4.1

Other-than-temporary impairment losses	$51.1	$(12.8)	$38.3

			Total impairments
Three months ended June 30, 2008:
Fixed maturity securities[1]			$79.1
Mortgage loans			0.2

Other-than-temporary impairment losses			$79.3

[1]

Declines in the creditworthiness of the issuer of hybrid securities with both debt and equity-like features requires the use of the equity model in analyzing the security for other-than-temporary impairment. For the three months ended June 30, 2009, the Company recognized $2.9 million in other-than-temporary impairments related to these securities compared to none for the three months ended June 30, 2008.

(in millions)	Gross	Included in OCI	Net
Six months ended June 30, 2009:
Fixed maturity securities[1]	$661.9	$(363.5)	$298.4
Equity securities	7.1	—	7.1
Mortgage loans	32.4	—	32.4
Other	4.1	—	4.1

Other-than-temporary impairment losses	$705.5	$(363.5)	$342.0

			Total impairments
Six months ended June 30, 2008:
Fixed maturity securities[1]			$164.9
Mortgage loans			0.2

Other-than-temporary impairment losses			$165.1

[1]

Declines in the creditworthiness of the issuer of hybrid securities with both debt and equity-like features requires the use of the equity model in analyzing the security for other-than-temporary impairment. For the six months ended June 30, 2009, the Company recognized $138.6 million in other-than-temporary impairments related to these securities compared to none for the six months ended June 30, 2008.

NATIONWIDE LIFE INSURANCE COMPANY AND SUBSIDIARIES

(a wholly-owned subsidiary of Nationwide Financial Services, Inc.)

Notes to Condensed Consolidated Financial Statements (Unaudited), Continued

June 30, 2009 and 2008

The following table summarizes the cumulative amounts related to the Company’s credit loss portion of the other-than-temporary-impairment losses on debt securities held as of June 30, 2009 that the Company does not intend to sell and it is not more likely than not that the Company will be required to sell the security prior to recovery of the amortized cost basis and for which the non-credit portion of the loss is included in other comprehensive income.

(in millions)
Three months ended June 30, 2009:
Cumulative credit loss as of April 1, 2009[1]	$577.4
New credit losses	25.0
Incremental credit losses[2]	2.6

Subtotal	605.0
Less:
Losses related to securities included in the beginning balance sold or paid down during the period	(121.5)
Losses related to securities included in the beginning balance for which there was a change in intent[3]	(19.7)
Increases in cash flows expected to be collected for securities included in the beginning balance	—

Cumulative credit loss as of June 30, 2009[1]	$463.8

(in millions)
Six months ended June 30, 2009:
Cumulative credit loss as of January 1, 2009[1]	$471.3
New credit losses	127.4
Incremental credit losses[2]	50.6

Subtotal	649.3
Less:
Losses related to securities included in the beginning balance sold or paid down during the period	(139.1)
Losses related to securities included in the beginning balance for which there was a change in intent[3]	(46.4)
Increases in cash flows expected to be collected for securities included in the beginning balance	—

Cumulative credit loss as of June 30, 2009[1]	$463.8

[1]

The cumulative credit loss amount excludes other-than-temporary-impairment losses on securities held as of the periods indicated that the Company intends to sell or it is more likely than not that the Company will be required to sell the security before the recovery of the amortized cost basis.

[2]	On securities included in the beginning balance.

[3]

Securities for which an other-than-temporary impairment loss was previously recorded that the Company now intends to sell or is more likely that not it will be required to sell before recovery of the amortized cost basis and has transferred the portion of loss previously recorded in other comprehensive income to earnings during the period. Also includes securities that had previously been evaluated for other-than-temporary impairment based on the criteria as a debt security, but in the current period are evaluated as an equity security due to declines in the creditworthiness of the issuer.

NATIONWIDE LIFE INSURANCE COMPANY AND SUBSIDIARIES

(a wholly-owned subsidiary of Nationwide Financial Services, Inc.)

Notes to Condensed Consolidated Financial Statements (Unaudited), Continued

June 30, 2009 and 2008

(7)	Deferred Policy Acquisition Costs

During the second quarter of 2009, the Company conducted its annual comprehensive review of model assumptions used to project DAC and other related balances, including sales inducement assets, unearned revenue reserves, and guaranteed minimum death and income benefit reserves. The review covered all assumptions including mortality, lapses, expenses and general and separate account returns. As a result of this review, certain assumptions were unlocked (DAC unlock). The unlocked assumptions primarily related to lower expected investment spreads and separate account returns across all segments. The pre-tax positive (negative) impact on the Company’s assets and liabilities as a result of the unlocking of these assumptions during the second quarter 2009 was as follows:

(in millions)	DAC	Unearned Revenue Reserves	Sales Inducement Assets	Total
Segment:
Individual Investments	$(15.2)	$—	$(0.5)	$(15.7)
Retirement Plans	(7.9)	—	—	(7.9)
Individual Protection	(44.8)	10.6	—	(34.2)

Total	$(67.9)	$10.6	$(0.5)	$(57.8)

At the end of the second quarter of 2008, the Company determined as part of its comprehensive annual study of assumptions that certain assumptions should be unlocked. The unlocked assumptions primarily related to lapse and spread assumptions in the Individual Investments segment, the assumed growth rate on deposits per contract in the Retirement Plans segment, and mortality and lapse assumptions in the Individual Protection segment. The pre-tax positive (negative) impact on the Company’s assets and liabilities as a result of the unlocking of these assumptions during the second quarter 2008 was as follows:

(in millions)	DAC	Unearned Revenue Reserves	Sales Inducement Assets	Total
Segment:
Individual Investments	$(8.8)	$—	$(0.6)	$(9.4)
Retirement Plans	(2.3)	—	—	(2.3)
Individual Protection	(2.3)	3.1	—	0.8

Total	$(13.4)	$3.1	$(0.6)	$(10.9)

The following table presents a reconciliation of DAC as of the dates indicated:

(in millions)	June 30, 2009	June 30, 2008
Balance at beginning of period	$4,423.9	$3,997.4
Capitalization of DAC	253.5	303.3
Amortization of DAC, excluding unlocks	(389.5)	(211.7)
Amortization of DAC related to unlocks	(67.9)	(13.4)
Adjustments to DAC related to unrealized gains and losses on securities available-for-sale and other	(255.0)	194.0

Balance at end of period	$3,965.0	$4,269.6

NATIONWIDE LIFE INSURANCE COMPANY AND SUBSIDIARIES

(a wholly-owned subsidiary of Nationwide Financial Services, Inc.)

Notes to Condensed Consolidated Financial Statements (Unaudited), Continued

June 30, 2009 and 2008

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

The GMDB provides a specified minimum return upon death. Many of these death benefits are spousal, whereby a death benefit will be paid upon death of the first spouse. The survivor has the option to terminate the contract or continue it and have the death benefit paid into the contract and a second death benefit paid upon the survivor’s death. The Company has offered six primary GMDB types:

•

Return of premium – provides the greater of account value or total deposits made to the contract less any partial withdrawals and assessments, which is referred to as “net premiums.” There are two variations of this benefit: in general, there is no lock in age for this benefit, however, for some contracts the GMDB reverts to the account value at a specified age, typically age 75.

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

•

Rollup – provides the greater of a return of premium death benefit or premiums adjusted for withdrawals accumulated at generally 5% simple interest up to the earlier of age 86 or 200% of adjusted premiums. There are two variations of this benefit: for certain contracts, this GMDB locks in at age 86, and for others the GMDB reverts to the account value at age 75.

•	Combo – provides the greater of annual ratchet death benefit or rollup death benefit. This benefit locks in at either age 81 or 86.

•

Earnings enhancement – provides an enhancement to the death benefit that is a specified percentage of the adjusted earnings accumulated on the contract at the date of death. There are two versions of this benefit: (1) the benefit expires at age 86, and a credit of 4% of account value is deposited into the contract; or (2) the benefit does not have an end age, but has a cap on the payout and is paid upon the first death in a spousal situation. Both benefits have age limitations. This benefit is paid in addition to any other death benefits paid under the contract.

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

The GLWB, offered in the Company’s Lifetime Income rider (L.inc), is a living benefit that provides for enhanced retirement income security without the liquidity loss associated with annuitization. The withdrawal rates vary based on the age when withdrawals begin and are applied to a benefit base to determine the guaranteed lifetime income amount available to a contractholder. The benefit base is equal to the variable annuity premium at contract issuance and may increase as a result of a ratchet feature that is driven by account performance and a roll-up feature that is driven by policy duration.

NATIONWIDE LIFE INSURANCE COMPANY AND SUBSIDIARIES

(a wholly-owned subsidiary of Nationwide Financial Services, Inc.)

Notes to Condensed Consolidated Financial Statements (Unaudited), Continued

June 30, 2009 and 2008

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

See Note 5 to the audited consolidated financial statements included in the Company’s 2008 Annual Report on Form 10-K for a complete description of the Company’s hybrid GMAB/GLWB offered through its Capital Preservation Plus Lifetime Income contract rider. All GMAB contracts with the hybrid GMAB/GLWB rider are included with GMAB contracts in the following tables. In January 2009, the Company decided to simplify its living benefit guarantees and only offer L. inc on new sales.

NATIONWIDE LIFE INSURANCE COMPANY AND SUBSIDIARIES

(a wholly-owned subsidiary of Nationwide Financial Services, Inc.)

Notes to Condensed Consolidated Financial Statements (Unaudited), Continued

June 30, 2009 and 2008

The following table summarizes the account values and net amount at risk, net of reinsurance, for variable annuity contracts with guarantees invested in both general and separate accounts as of the dates indicated (note that one contract may contain multiple guarantees):

	June 30, 2009					December 31, 2008
(in millions)	General account value	Separate account value	Total account value	Net amount at risk[1]	Wtd. avg. attained age	General account value	Separate account value	Total account value	Net amount at risk[1]	Wtd. avg. attained age
GMDB:
Return of premium	$846.7	$5,042.2	$5,888.9	$311.4	61	$911.4	$5,080.5	$5,991.9	$440.6	60
Reset	1,925.5	10,600.8	12,526.3	1,978.8	64	2,275.8	10,192.9	12,468.7	2,468.0	64
Ratchet	1,470.9	11,555.2	13,026.1	3,179.8	67	1,871.7	10,480.6	12,352.3	3,767.2	67
Rollup	45.3	219.6	264.9	24.2	72	47.2	229.9	277.1	25.7	72
Combo	264.7	1,391.3	1,656.0	537.0	69	306.0	1,398.1	1,704.1	621.2	69

Subtotal	4,553.1	28,809.1	33,362.2	6,031.2	65	5,412.1	27,382.0	32,794.1	7,322.7	65
Earnings enhancement	16.5	327.6	344.1	9.4	64	28.1	305.4	333.5	7.2	63

Total - GMDB	$4,569.6	$29,136.7	$33,706.3	$6,040.6	65	$5,440.2	$27,687.4	$33,127.6	$7,329.9	65

GMAB[2]:
5 Year	$20.5	$2,905.1	$2,925.6	$406.6	N/A	$607.0	$2,260.6	$2,867.6	$499.0	N/A
7 Year	13.8	2,306.8	2,320.6	403.0	N/A	451.6	1,814.3	2,265.9	482.9	N/A
10 Year	3.3	680.2	683.5	110.6	N/A	80.2	597.7	677.9	132.2	N/A

Total - GMAB	$37.6	$5,892.1	$5,929.7	$920.2	N/A	$1,138.8	$4,672.6	$5,811.4	$1,114.1	N/A

GMIB[3]:
Ratchet	$16.1	$224.9	$241.0	$2.9	N/A	$16.2	$228.5	$244.7	$5.6	N/A
Rollup	48.8	596.9	645.7	1.2	N/A	47.1	612.4	659.5	1.3	N/A
Combo	—	0.1	0.1	—	N/A	—	0.1	0.1	—	N/A

Total - GMIB	$64.9	$821.9	$886.8	$4.1	N/A	$63.3	$841.0	$904.3	$6.9	N/A

GLWB:
L.inc	$240.5	$4,729.5	$4,970.0	$237.4	N/A	$72.4	$3,248.4	$3,320.8	$571.5	N/A

[1]

Net amount at risk is calculated on a seriatim basis and equals the respective guaranteed benefit less the account value (or zero if the account value exceeds the guaranteed benefit). As it relates to GMIB, net amount at risk is calculated as if all policies were eligible to annuitize immediately, although all GMIB options have a waiting period of at least 7 years from issuance.

[2]	GMAB contracts with the hybrid GMAB/GLWB rider had account values of $4.84 billion and $4.59 billion as of June 30, 2009 and December 31, 2008, respectively.

[3]	The weighted average period remaining until expected annuitization is not meaningful and has not been presented because there is currently no material GMIB exposure.

Net amount at risk is highly sensitive to changes in financial market movements. The increase in net amount at risk during 2009 is primarily due to declines in the financial markets. See Note 5 for a discussion of the Company’s risk management practices with respect to declining financial market exposure.

NATIONWIDE LIFE INSURANCE COMPANY AND SUBSIDIARIES

(a wholly-owned subsidiary of Nationwide Financial Services, Inc.)

Notes to Condensed Consolidated Financial Statements (Unaudited), Continued

June 30, 2009 and 2008

The following table summarizes account balances of variable annuity contracts that were invested in separate accounts as of the dates indicated:

(in millions)	June 30, 2009	December 31, 2008
Mutual funds:
Bond	$4,347.4	$4,350.2
Domestic equity	20,211.0	18,572.8
International equity	2,545.4	2,412.7

Total mutual funds	27,103.8	25,335.7
Money market funds	1,793.8	2,132.6

Total	$28,897.6	$27,468.3

The following table summarizes the reserve balances, net of reinsurance, for variable annuity contracts with guarantees as of the dates indicated:

(in millions)	June 30, 2009	December 31, 2008
GMAB	$553.9	$998.1
GMWB	187.1	699.9
GMDB	148.6	193.4
GMIB	4.2	5.5

The Company’s living benefit riders represent an embedded derivative in a variable annuity contract that is required to be separated from, and valued apart from, the host variable annuity contract. The embedded derivatives are carried at fair value. Subsequent changes in the fair value of the embedded derivatives are recognized in earnings as a component of net realized investment gains and losses. The fair value of the embedded derivatives is calculated based on a combination of capital market and actuarial assumptions. Projections of cash flows inherent in the valuation of the embedded derivative incorporate numerous assumptions including, but not limited to, expectations of contractholder persistency, contractholder withdrawal patterns, risk neutral market returns, correlations of market returns and market return volatility. As of June 30, 2009 and December 31, 2008, the net balance of the embedded derivatives for living benefits was a liability of $741.0 million and a liability of $1.70 billion, respectively.

The Company’s incurred and paid amounts for living benefit features were immaterial for the three and six months ended June 30, 2009 and 2008. The Company does not expect any meaningful level of claims under the living benefit features for several years and believes the impact of claims is expected to be mitigated by its economic hedging program.

During the six months ended June 30, 2009, the Company recorded net realized investment gains on living benefit embedded derivatives and related economic hedging gains of $401.4 million. These gains were comprised of $983.4 million of net realized investment gains on living benefit embedded derivatives and $582.0 million of related economic hedging losses. The net realized investment gains on living benefit embedded derivatives primarily resulted from higher interest rates, lower volatility assumptions and an increase to the nonperformance component of the discount rate. The net realized investment gains on embedded derivatives increased amortization of DAC by $277.2 million in the current year, which is included in the Corporate and Other segment.

NATIONWIDE LIFE INSURANCE COMPANY AND SUBSIDIARIES

(a wholly-owned subsidiary of Nationwide Financial Services, Inc.)

Notes to Condensed Consolidated Financial Statements (Unaudited), Continued

June 30, 2009 and 2008

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

The Company’s incurred and paid amounts for GMDBs, net of reinsurance, were $17.0 million and $41.9 million for the three and six months ended June 30, 2009, respectively, compared to $2.7 million and $7.0 million for the three and six months ended June 30, 2008, respectively.

The following assumptions and methodology were used to determine the GMDB claim reserves as of June 30, 2009 and December 31, 2008:

•

Data used was based on a combination of historical numbers and future projections generally involving 250 and 50 probabilistically generated economic scenarios as of June 30, 2009 and December 31, 2008, respectively

•	Mean gross equity performance – 10.4% and 8.1% as of June 30, 2009 and December 31, 2008, respectively

•	Equity volatility – 18.0% and 18.7% as of June 30, 2009 and December 31, 2008, respectively

•	Mortality – 91% of Annuity 2000 Basic table for males, 101% for females as of June 30, 2009; and 100% of Annuity 2000 tables as of December 31, 2008

•	Asset fees – equivalent to mutual fund and product loads

•	Discount rate – approximately 7.0%

Lapse rate assumptions vary by duration as shown below for the periods indicated:

June 30, 2009 Duration (years)	1	2	3	4	5	6	7	8	9	10+
Minimum	1.00%	2.00%	2.50%	3.00%	5.00%	6.00%	7.00%	7.00%	10.00%	10.00%
Maximum	6.00%	15.00%	12.00%	12.00%	35.00%	40.00%	18.50%	32.50%	32.50%	18.50%

December 31, 2008 Duration (years)	1	2	3	4	5	6	7	8	9	10+
Minimum	1.00%	2.00%	2.00%	3.00%	4.50%	6.00%	7.00%	7.00%	11.50%	11.50%
Maximum	1.50%	2.50%	4.00%	4.50%	40.00%	41.50%	21.50%	35.00%	35.00%	18.50%

The Company’s incurred and paid amounts for GMIBs were immaterial for the three and six months ended June 30, 2009 and 2008.

The Company did not transfer assets from the general account to the separate account for any of its variable annuity contracts during the three and six months ended June 30, 2009 and 2008.

NATIONWIDE LIFE INSURANCE COMPANY AND SUBSIDIARIES

(a wholly-owned subsidiary of Nationwide Financial Services, Inc.)

Notes to Condensed Consolidated Financial Statements (Unaudited), Continued

June 30, 2009 and 2008

(9)	Federal Income Taxes

During the second quarter of 2009, the Company recorded ($6.5) million of net federal income tax expense adjustments primarily related to differences between the 2008 estimated tax liability and the amounts expected to be reported on the Company’s 2008 tax returns when filed. These changes in estimates primarily were driven by the Company’s separate account dividends received deduction (DRD) and foreign tax credit.

Total federal income tax (benefit) expense differs from the amount computed by applying the U.S. federal income tax rate to income from continuing operations before federal income tax (benefit) expense as follows for the periods indicated:

	Three months ended June 30,
	2009		2008
(dollars in millions)	Amount	%	Amount	%
Computed (expected) tax expense	$81.9	35.0	$32.3	35.0
DRD	(19.4)	(8.3)	(0.6)	(0.7)
Other, net	0.2	0.1	(3.2)	(3.4)

Total	$62.7	26.8	$28.5	30.9

	Six months ended June 30,
	2009		2008
(dollars in millions)	Amount	%	Amount	%
Computed (expected) tax expense	$15.9	35.0	$31.5	35.0
DRD	(31.3)	(69.0)	(18.4)	(20.4)
Other, net	5.7	12.6	(2.3)	(2.6)

Total	$(9.7)	(21.4)	$10.8	12.0

NATIONWIDE LIFE INSURANCE COMPANY AND SUBSIDIARIES

(a wholly-owned subsidiary of Nationwide Financial Services, Inc.)

Notes to Condensed Consolidated Financial Statements (Unaudited), Continued

June 30, 2009 and 2008

(10)	Shareholder’s Equity and Dividend Restrictions

Comprehensive Gain (Loss)

The Company’s other comprehensive income and loss includes net income (loss) and certain items that are reported directly within separate components of shareholder’s equity that are not recorded in net income.

The following table summarizes the Company’s other comprehensive gain (loss), before and after federal income tax benefit, for the periods indicated:

	Three months ended June 30,		Six months ended June 30,
(in millions)	2009	2008	2009	2008
Net unrealized gains (losses) on securities available-for-sale arising during the period:
Net unrealized gains (losses) before adjustments	$925.9	$(473.5)	$967.2	$(980.9)
Net non-credit gains (losses)	121.0	—	(62.9)	—
Net adjustment to deferred policy acquisition costs	(201.6)	109.4	(259.1)	194.4
Net adjustment to future policy benefits and claims	21.9	52.8	6.4	20.9
Related federal income tax (expense) benefit	(303.6)	108.8	(228.1)	268.0

Net unrealized gains (losses)	563.6	(202.5)	423.5	(497.6)

Reclassification adjustment for net realized (gains) losses on securities available-for-sale realized during the period:
Net unrealized (gains) losses	(25.6)	75.7	253.4	161.3
Related federal income tax expense (benefit)	9.0	(26.5)	(88.7)	(56.5)

Net reclassification adjustment	(16.6)	49.2	164.7	104.8

Other comprehensive gain (loss) on securities available-for-sale	547.0	(153.3)	588.2	(392.8)

Accumulated net holding (losses) gains on cash flow hedges:
Unrealized holding (losses) gains	(2.4)	25.1	(4.7)	(17.9)
Related federal income tax benefit (expense)	0.9	(8.8)	1.7	6.3

Other comprehensive (loss) income on cash flow hedges	(1.5)	16.3	(3.0)	(11.6)

Other unrealized gains:
Net unrealized gains	—	8.4	—	6.4
Related federal income tax expense	—	(2.9)	—	(2.2)

Other net unrealized gains	—	5.5	—	4.2

Total other comprehensive gain (loss)	$545.5	$(131.5)	$585.2	$(400.2)

The adjustments to DAC represent the changes in amortization of DAC that would have been required as a charge or credit to operations had such unrealized amounts been realized and allocated to the product lines. The adjustment to future policy benefits and claims represents the increase in policy reserves from using a discount rate that would have been required had such unrealized amounts been realized and the proceeds reinvested at then current market interest rates, which were lower than the then current effective portfolio rate.

NATIONWIDE LIFE INSURANCE COMPANY AND SUBSIDIARIES

(a wholly-owned subsidiary of Nationwide Financial Services, Inc.)

Notes to Condensed Consolidated Financial Statements (Unaudited), Continued

June 30, 2009 and 2008

The adoption of FSP FAS 115-2 and FAS 124-2 resulted in a cumulative-effect adjustment of $235.0 million, net of taxes, to reclassify the non-credit component of previously recognized other-than-temporary impairment losses from the beginning balance of retained earnings to AOCI.

Adjustments for net realized gains and losses on the ineffective portion of cash flow hedges were immaterial during the six months ended June 30, 2009 and 2008.

Dividend Restrictions

The payment of dividends by NLIC is subject to restrictions set forth in the insurance laws and regulations of the State of Ohio, its domiciliary state. The State of Ohio insurance laws require Ohio-domiciled life insurance companies to seek prior regulatory approval to pay a dividend or distribution of cash or other property if the fair market value thereof, together with that of other dividends or distributions made in the preceding 12 months, exceeds the greater of (1) 10% of statutory-basis policyholders’ surplus as of the prior December 31 or (2) the statutory-basis net income of the insurer for the prior year. NLIC’s statutory capital and surplus as of December 31, 2008 was $2.26 billion, and statutory net loss for the year ended December 31, 2008 was $898.3 million. As of July 31, 2009, NLIC was able to pay dividends to NFS totaling $219.3 million upon providing prior notice to the Ohio Department of Insurance (ODI). The benefits from the use of permitted practices approved by the ODI may not be considered when determining capital and surplus available for dividends. See Note 12 to the audited consolidated financial statements included in the Company’s 2008 Annual Report on Form 10-K for further discussion.

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

NATIONWIDE LIFE INSURANCE COMPANY AND SUBSIDIARIES

(a wholly-owned subsidiary of Nationwide Financial Services, Inc.)

Notes to Condensed Consolidated Financial Statements (Unaudited), Continued

June 30, 2009 and 2008

(11)	Contingencies

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

A promotional and marketing arrangement associated with the Company’s offering of a retirement plan product and related services in Alabama is under investigation by the Alabama Attorney General, which assumed the investigation from the Alabama Securities Commission. The Company currently expects that any damages paid to settle this matter will not have a material adverse impact on its consolidated financial position. It is not possible to predict what effect, if any, the outcome of this investigation may have on the Company’s retirement plan operations with respect to promotional and marketing arrangements in general in the future.

NATIONWIDE LIFE INSURANCE COMPANY AND SUBSIDIARIES

(a wholly-owned subsidiary of Nationwide Financial Services, Inc.)

Notes to Condensed Consolidated Financial Statements (Unaudited), Continued

June 30, 2009 and 2008

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

On November 20, 2007, NLIC and Nationwide Retirement Solutions, Inc. (NRS) were named in a lawsuit filed in the Circuit Court of Jefferson County, Alabama entitled Ruth A. Gwin and Sandra H. Turner, and a class of similarly situated individuals v Nationwide Life Insurance Company, Nationwide Retirement Solutions, Inc., Alabama State Employees Association, PEBCO, Inc. and Fictitious Defendants A to Z. On December 2, 2008, the plaintiffs filed an amended complaint. The plaintiffs claim to represent a class of all participants in the Alabama State Employees Association (ASEA) Plan, excluding members of the Deferred Compensation Committee, members of the Board of Control, ASEA’s directors, officers and board members, and PEBCO’s directors, officers and board members. The class period is from November 20, 2001, to the date of trial. In the amended class action complaint, the plaintiffs allege breach of fiduciary duty, wantonness and breach of contract. The amended class action complaint seeks a declaratory judgment, an injunction, an appointment of an independent fiduciary to protect Plan participants, disgorgement of amounts paid, reformation of Plan documents, compensatory damages and punitive damages, plus interest, attorneys’ fees and costs and such other equitable and legal relief to which plaintiffs and class members may be entitled. Also, on December 2, 2008, the plaintiffs filed a motion for preliminary injunction seeking an order requiring periodic payments made by NRS and/or NLIC to ASEA or PEBCO to be held in a trust account for the benefit of Plan participants. This motion was denied on April 25, 2009. On December 4, 2008, the Alabama State Personnel Board and the State of Alabama by, and through the State Personnel Board, filed a motion to intervene and a complaint in intervention. On December 16, 2008, the Companies filed their Answer. On February 4, 2009, the court provisionally agreed to add the State of Alabama, by and through the State Personnel Board as a party. On April 28, 2009, the court denied the plaintiffs’ motion for preliminary injunction. On July 1, 2009, the Alabama State Personnel Board and the State of Alabama by and through the Alabama Personnel Board filed a Notice of Withdrawal of Motion to Intervene. NRS and NLIC continue to defend this case vigorously.

On July 11, 2007, NLIC was named in a lawsuit filed in the United States District Court for the Western District of Washington at Tacoma entitled Jerre Daniels-Hall and David Hamblen, Individually and on behalf of All Others Similarly Situated v. National Education Association, NEA Member Benefits Corporation, Nationwide Life Insurance Company, Security Benefit Life Insurance Company, Security Benefit Group, Inc., Security Distributors, Inc., et. al. The plaintiffs seek to represent a class of all current or former National Education Association (NEA) members who participated in the NEA Valuebuilder 403(b) program at any time between January 1, 1991 and the present (and their heirs and/or beneficiaries). The plaintiffs allege that the defendants violated the Employee Retirement Income Security Act of 1974, as amended (ERISA) by failing to prudently and loyally manage plan assets, by failing to provide complete and accurate information, by engaging in prohibited transactions, and by breaching their fiduciary duties when they failed to prevent other fiduciaries from breaching their fiduciary duties. The complaint seeks to have the defendants restore all losses to the plan, restoration of plan assets and profits to participants, disgorgement of endorsement fees, disgorgement of service fee payments, disgorgement of excessive fees charged to plan participants, other unspecified relief for restitution, declaratory and injunctive relief, and attorneys’ fees. On May 23, 2008, the Court granted the defendants’ motion to dismiss. On June 19, 2008, the plaintiffs filed a notice of appeal. On July 10, 2009, the Court of Appeals heard oral argument. NLIC continues to defend this lawsuit vigorously.

NATIONWIDE LIFE INSURANCE COMPANY AND SUBSIDIARIES

(a wholly-owned subsidiary of Nationwide Financial Services, Inc.)

Notes to Condensed Consolidated Financial Statements (Unaudited), Continued

June 30, 2009 and 2008

On November 15, 2006, NFS, NLIC and NRS were named in a lawsuit filed in the United States District Court for the Southern District of Ohio entitled Kevin Beary, Sheriff of Orange County, Florida, In His Official Capacity, Individually and On Behalf of All Others Similarly Situated v. Nationwide Life Insurance Co., Nationwide Retirement Solutions, Inc. and Nationwide Financial Services, Inc. The plaintiff seeks to represent a class of all sponsors of 457(b) deferred compensation plans in the United States that had variable annuity contracts with the defendants at any time during the class period, or in the alternative, all sponsors of 457(b) deferred compensation plans in Florida that had variable annuity contracts with the defendants during the class period. The class period is from January 1, 1996 until the class notice is provided. The plaintiff alleges that the defendants breached their fiduciary duties by arranging for and retaining service payments from certain mutual funds. The complaint seeks an accounting, a declaratory judgment, a permanent injunction and disgorgement or restitution of the service fee payments allegedly received by the defendants, including interest. On January 25, 2007, NFS, NLIC and NRS filed a motion to dismiss. On September 17, 2007, the Court granted the motion to dismiss. On October 1, 2007, the plaintiff filed a motion to vacate judgment and for leave to file an amended complaint. On September 15, 2008, the Court denied the plaintiffs’ motion to vacate judgment and for leave to file an amended complaint. On October 15, 2008, the plaintiffs filed a notice of appeal, and on March 27, 2009 the plaintiffs filed their brief. On May 15, 2009, the Companies filed their brief. On June 19, 2009, the plaintiffs filed their reply brief. NFS, NLIC and NRS continue to defend this lawsuit vigorously.

On February 11, 2005, NLIC was named in a class action lawsuit filed in Common Pleas Court, Franklin County, Ohio entitled Michael Carr v. Nationwide Life Insurance Company. The complaint seeks recovery for breach of contract, fraud by omission, violation of the Ohio Deceptive Trade Practices Act and unjust enrichment. The complaint also seeks unspecified compensatory damages, disgorgement of all amounts in excess of the guaranteed maximum premium and attorneys’ fees. On February 2, 2006, the court granted the plaintiff’s motion for class certification on the breach of contract and unjust enrichment claims. The court certified a class consisting of all residents of the United States and the Virgin Islands who, during the class period, paid premiums on a modal basis to NLIC for term life insurance policies issued by NLIC during the class period that provide for guaranteed maximum premiums, excluding certain specified products. Excluded from the class are NLIC; any parent, subsidiary or affiliate of NLIC; all employees, officers and directors of NLIC; and any justice, judge or magistrate judge of the State of Ohio who may hear the case. The class period is from February 10, 1990 through February 2, 2006, the date the class was certified. On January 26, 2007, the plaintiff filed a motion for summary judgment. On April 30, 2007, NLIC filed a motion for summary judgment. On February 4, 2008, the Court granted the class’s motion for summary judgment on the breach of contract claims arising from the term policies in 43 of 51 jurisdictions. The Court granted NLIC’s motion for summary judgment on the breach of contract claims on all decreasing term policies. On November 7, 2008, the parties reached settlement on this case. On June 5, 2009, the court approved the settlement.

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

June 30, 2009 and 2008

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

The IRS recently completed an audit of the Company’s tax years 2003 through 2005. As a result of this audit, the Company received a Revenue Agent’s Report (RAR) and 30-Day Letter (requiring payment of additional tax due or the preparation of protest to start the appeals process) from the IRS during July 2009. The RAR includes an adjustment to reduce the Company’s DRD for the above tax years resulting in additional tax due of $151 million. The Company plans to appeal this issue and believes that it will ultimately prevail based on technical merits.

NATIONWIDE LIFE INSURANCE COMPANY AND SUBSIDIARIES

(a wholly-owned subsidiary of Nationwide Financial Services, Inc.)

Notes to Condensed Consolidated Financial Statements (Unaudited), Continued

June 30, 2009 and 2008

(12)	Variable Interest Entities

In the normal course of business, the Company has relationships with VIEs. The Company’s VIEs are conduits that assist the Company in structured products transactions involving the sale of low-income-housing tax credit funds (LIHTC Funds) to third party investors, other structured product issuances, and private equity investments.

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

The Company had relationships with 19 LIHTC Funds that are considered VIEs as of June 30, 2009 and December 31, 2008, where the Company was the primary beneficiary. Net assets of these consolidated VIEs were $390.8 million and $416.0 million as of June 30, 2009 and December 31, 2008, respectively. The following table summarizes the components of net assets as of the dates indicated:

(in millions)	June 30, 2009	December 31, 2008
Other long-term investments	$348.7	$371.1
Short-term investments	18.3	20.9
Other assets	39.1	41.6
Other liabilities	(15.3)	(17.6)

The Company’s total loss exposure from consolidated VIEs was immaterial as of June 30, 2009 and December 31, 2008 (except for the impact of guarantees disclosed in Note 16 to the audited consolidated financial statements included in the Company’s 2008 Annual Report on Form 10-K). Creditors (or beneficial interest holders) of the consolidated VIEs have no recourse to the general credit of the Company.

These LIHTC Funds are financed through the sale of these funds into the secondary market. The proceeds from these sales are used to participate in low-income housing projects that provide tax benefits to the investors.

In addition to the consolidated VIEs described above, the Company holds variable interests in other LIHTC Funds that qualify as VIEs where the Company is not the primary beneficiary. The carrying amount of these unconsolidated VIEs was $73.8 million and $78.9 million as of June 30, 2009 and December 31, 2008, respectively. The total exposure to loss on these unconsolidated VIEs was $85.2 million and $93.4 million as of June 30, 2009 and December 31, 2008, respectively. The total exposure to loss is determined by adding any unfunded commitments to the carrying amount of the VIEs.

NATIONWIDE LIFE INSURANCE COMPANY AND SUBSIDIARIES

(a wholly-owned subsidiary of Nationwide Financial Services, Inc.)

Notes to Condensed Consolidated Financial Statements (Unaudited), Continued

June 30, 2009 and 2008

Structured Products

The Company had a relationship with one structured product investment that is considered a VIE as of June 30, 2009 and December 31, 2008, where the Company was the primary beneficiary. Net assets of this consolidated VIE were $5.6 million and $8.9 million as of June 30, 2009 and December 31, 2008, respectively. Creditors (or beneficial interest holders) of the consolidated VIE have no recourse to the general credit of the Company. There are no arrangements that would require the Company to provide financial support to the VIE.

The Company was invested in 7 and 12 structured product investments that are considered VIEs as of June 30, 2009 and December 31, 2008, respectively, where the Company is not the primary beneficiary. These structured products are in the form of synthetic collateralized debt obligations and collateralized lease obligations. The carrying amount on these unconsolidated VIEs was $15.1 million and $13.7 million as of June 30, 2009 and December 31, 2008, respectively. The total exposure to loss on these unconsolidated VIEs is determined to be the carrying amount of the VIEs.

Private Equity Investments

The Company had a relationship with one private equity investment that is considered a VIE as of June 30, 2009 and December 31, 2008, where the Company was the primary beneficiary. Net assets of this consolidated VIE were $14.1 million and $18.6 million as of June 30, 2009 and December 31, 2008, respectively. Creditors (or beneficial interest holders) of the consolidated VIE have no recourse to the general credit of the Company. There are no arrangements that would require the Company to provide financial support to the VIE.

As of June 30, 2009 and December 31, 2008, the Company does not have any private equity investments considered to be a VIE where the Company is not the primary beneficiary.

NATIONWIDE LIFE INSURANCE COMPANY AND SUBSIDIARIES

(a wholly-owned subsidiary of Nationwide Financial Services, Inc.)

Notes to Condensed Consolidated Financial Statements (Unaudited), Continued

June 30, 2009 and 2008

(13)	Segment Information

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

NATIONWIDE LIFE INSURANCE COMPANY AND SUBSIDIARIES

(a wholly-owned subsidiary of Nationwide Financial Services, Inc.)

Notes to Condensed Consolidated Financial Statements (Unaudited), Continued

June 30, 2009 and 2008

The following tables summarize the Company’s business segment operating results for the periods indicated:

	Three months ended June 30, 2009
(in millions)	Individual Investments	Retirement Plans	Individual Protection	Corporate and Other	Total
Revenues:
Policy charges	$123.4	$27.4	$128.5	$—	$279.3
Premiums	52.1	—	45.0	—	97.1
Net investment income	139.6	172.0	89.2	34.9	435.7
Non-operating net realized investment gains[1]	—	—	—	257.9	257.9
Other-than-temporary impairment losses	—	—	—	(38.3)	(38.3)
Other income[2]	(131.2)	—	—	3.1	(128.1)

Total revenues	183.9	199.4	262.7	257.6	903.6

Benefits and expenses:
Interest credited to policyholder accounts	94.0	110.8	48.5	20.0	273.3
Benefits and claims	(12.9)	—	97.6	2.8	87.5
Policyholder dividends	—	—	3.9	—	3.9
Amortization of DAC	53.4	16.5	66.6	20.8	157.3
Interest expense	—	—	—	13.9	13.9
Other operating expenses	44.3	35.4	36.9	17.2	133.8

Total benefits and expenses	178.8	162.7	253.5	74.7	669.7

Income from continuing operations before federal income tax expense	5.1	36.7	9.2	182.9	$233.9

Less: non-operating net realized investment gains[1]	—	—	—	(257.9)
Less: non-operating other-than-temporary impairment losses	—	—	—	38.3
Less: adjustment to amortization related to net realized investment gains and losses	—	—	—	23.9
Less: net loss attributable to noncontrolling interest	—	—	—	13.8

Pre-tax operating earnings	$5.1	$36.7	$9.2	$1.0

[1]

Excluding operating items (periodic net amounts paid or received on interest rate swaps that do not qualify for hedge accounting treatment, trading portfolio realized gains and losses, trading portfolio valuation changes and net realized gains and losses related to hedges on GMDB contracts and securitizations).

[2]	Includes operating items discussed above.

NATIONWIDE LIFE INSURANCE COMPANY AND SUBSIDIARIES

(a wholly-owned subsidiary of Nationwide Financial Services, Inc.)

Notes to Condensed Consolidated Financial Statements (Unaudited), Continued

June 30, 2009 and 2008

	Three months ended June 30, 2008
(in millions)	Individual Investments	Retirement Plans	Individual Protection	Corporate and Other	Total
Revenues:
Policy charges	$162.1	$32.1	$116.9	$—	$311.1
Premiums	30.0	—	42.0	—	72.0
Net investment income	123.7	157.1	85.4	65.6	431.8
Non-operating net realized investment gains[1]	—	—	—	59.5	59.5
Other-than-temporary impairment losses	—	—	—	(79.3)	(79.3)
Other income[2]	1.1	—	—	5.6	6.7

Total revenues	316.9	189.2	244.3	51.4	801.8

Benefits and expenses:
Interest credited to policyholder accounts	87.9	103.9	44.4	38.8	275.0
Benefits and claims	56.7	—	72.3	—	129.0
Policyholder dividends	—	—	6.2	—	6.2
Amortization of DAC	82.0	11.8	35.3	34.4	163.5
Interest expense	—	—	—	15.3	15.3
Other operating expenses	46.6	37.4	30.9	17.8	132.7

Total benefits and expenses	273.2	153.1	189.1	106.3	721.7

Income (loss) from continuing operations before federal income tax expense	43.7	36.1	55.2	(54.9)	$80.1

Less: non-operating net realized investment gains[1]	—	—	—	(59.5)
Less: non-operating other-than-temporary impairment losses	—	—	—	79.3
Less: adjustment to amortization related to net realized investment gains and losses	—	—	—	34.4
Less: net loss attributable to noncontrolling interest	—	—	—	12.2

Pre-tax operating earnings	$43.7	$36.1	$55.2	$11.5

[1]

Excluding operating items (periodic net amounts paid or received on interest rate swaps that do not qualify for hedge accounting treatment and net realized gains and losses related to hedges on GMDB contracts and securitizations).

[2]	Includes operating items discussed above.

NATIONWIDE LIFE INSURANCE COMPANY AND SUBSIDIARIES

(a wholly-owned subsidiary of Nationwide Financial Services, Inc.)

Notes to Condensed Consolidated Financial Statements (Unaudited), Continued

June 30, 2009 and 2008

The following tables summarize the Company’s business segment operating results for the periods indicated:

	Six months ended June 30, 2009
(in millions)	Individual Investments	Retirement Plans	Individual Protection	Corporate and Other	Total
Revenues:
Policy charges	$237.1	$47.1	$241.4	$—	$525.6
Premiums	93.2	—	91.0	—	184.2
Net investment income	257.7	330.1	174.8	80.6	843.2
Non-operating net realized investment gains[1]	—	—	—	547.8	547.8
Other-than-temporary impairment losses	—	—	—	(342.0)	(342.0)
Other income[2]	(48.3)	—	—	(1.0)	(49.3)

Total revenues	539.7	377.2	507.2	285.4	1,709.5

Benefits and expenses:
Interest credited to policyholder accounts	184.5	213.5	94.7	43.8	536.5
Benefits and claims	149.3	—	184.7	26.0	360.0
Policyholder dividends	—	—	9.9	—	9.9
Amortization of DAC	97.5	24.3	89.5	246.1	457.4
Interest expense	—	—	—	28.0	28.0
Other operating expenses	89.4	73.1	75.9	33.9	272.3

Total benefits and expenses	520.7	310.9	454.7	377.8	1,664.1

Income (loss) from continuing operations before federal income tax expense (benefit)	19.0	66.3	52.5	(92.4)	$45.4

Less: non-operating net realized investment gains[1]	—	—	—	(547.8)
Less: non-operating other-than-temporary impairment losses	—	—	—	342.0
Less: adjustment to amortization related to net realized investment gains and losses	—	—	—	273.4
Less: net loss attributable to noncontrolling interest	—	—	—	24.8

Pre-tax operating earnings	$19.0	$66.3	$52.5	$—

[1]

Excluding operating items (periodic net amounts paid or received on interest rate swaps that do not qualify for hedge accounting treatment and net realized gains and losses related to hedges on GMDB contracts and securitizations).

[2]	Includes operating items discussed above.

NATIONWIDE LIFE INSURANCE COMPANY AND SUBSIDIARIES

(a wholly-owned subsidiary of Nationwide Financial Services, Inc.)

Notes to Condensed Consolidated Financial Statements (Unaudited), Continued

June 30, 2009 and 2008

	Six months ended June 30, 2008
(in millions)	Individual Investments	Retirement Plans	Individual Protection	Corporate and Other	Total
Revenues:
Policy charges	$321.8	$63.6	$226.6	$—	$612.0
Premiums	63.3	—	84.2	—	147.5
Net investment income	254.1	315.5	167.2	144.7	881.5
Non-operating net realized investment losses[1]	—	—	—	(33.0)	(33.0)
Other-than-temporary impairment losses	—	—	—	(165.1)	(165.1)
Other income[2]	1.8	—	—	(11.3)	(9.5)

Total revenues	641.0	379.1	478.0	(64.7)	1,433.4

Benefits and expenses:
Interest credited to policyholder accounts	179.2	209.0	88.5	91.9	568.6
Benefits and claims	110.6	—	145.4	—	256.0
Policyholder dividends	—	—	14.5	—	14.5
Amortization of DAC	159.7	21.7	56.8	(13.1)	225.1
Interest expense	—	—	—	31.9	31.9
Other operating expenses	92.8	73.0	67.6	36.5	269.9

Total benefits and expenses	542.3	303.7	372.8	147.2	1,366.0

Income (loss) from continuing operations before federal income tax expense	98.7	75.4	105.2	(211.9)	$67.4

Less: non-operating net realized investment losses[1]	—	—	—	33.0
Less: non-operating other-than-temporary impairments	—	—	—	165.1
Less: adjustment to amortization related to net realized investment gains and losses	—	—	—	(13.1)
Less: net loss attributable to noncontrolling interest	—	—	—	22.7

Pre-tax operating earnings (loss)	$98.7	$75.4	$105.2	$(4.2)

[1]

Excluding operating items (periodic net amounts paid or received on interest rate swaps that do not qualify for hedge accounting treatment and net realized gains and losses related to hedges on GMDB contracts and securitizations).

[2]	Includes operating items discussed above.

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

Business Segments

See Part 1 – Financial Information, Item 1 – Condensed Consolidated Financial Statements, Note 13 – Segment Information for a discussion of reportable segments, including the components of each segment.

The following table summarizes pre-tax operating earnings (loss) by segment for the periods indicated:

	Three months ended June 30,			Six months ended June 30,
(in millions)	2009	2008	Change	2009	2008	Change
Individual Investments	$5.1	$43.7	(88)%	$19.0	$98.7	(81)%
Retirement Plans	36.7	36.1	2%	66.3	75.4	(12)%
Individual Protection	9.2	55.2	(83)%	52.5	105.2	(50)%
Corporate and Other	1.0	11.5	(91)%	—	(4.2)	NM

Revenues and Expenses

The Company earns revenues and generates cash primarily from policy charges, life insurance premiums and net investment income. Policy charges include asset fees, which are earned primarily from separate account values generated from the sale of individual and group variable annuities and investment life insurance products; cost of insurance charges earned on universal life insurance products, which are assessed on the amount of insurance in force in excess of the related policyholder account value; administrative fees, which include fees charged per contract on a variety of the Company’s products and premium loads on universal life insurance products; and surrender fees, which are charged as a percentage of premiums withdrawn during a specified period for annuity and certain life insurance contracts. Net investment income includes earnings on investments supporting fixed annuities, the medium-term notes (MTN) program and certain life insurance products, and earnings on invested assets not allocated to product segments, all net of related investment expenses. Other income includes asset fees, administrative fees, commissions and other income earned by subsidiaries of the Company that provide administrative, marketing and distribution services.

Management makes decisions concerning the sale of invested assets based on a variety of market, business, tax and other factors. All realized gains and losses generated by these sales, charges related to other-than-temporary impairments of available-for-sale securities and other investments, and changes in valuation allowances on mortgage loans on real estate are reported in net realized investment gains and losses. Also included in net realized investment gains and losses are changes in the fair values of derivatives qualifying as fair value hedges and the related changes in the fair values of hedged items; the ineffective, or excluded, portion of cash flow hedges; changes in the fair values of derivatives that do not qualify for hedge accounting treatment; the mark-to-market of embedded derivatives, net of economic hedges; and periodic net amounts paid or received on interest rate swaps that do not qualify for hedge accounting treatment.

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

Fair Value Measurements

Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. In determining fair value, the Company uses various methods including market, income and cost approaches. The Company utilizes valuation techniques that maximize the use of observable inputs and minimize the use of unobservable inputs.

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

Investments

For fixed maturity and marketable equity securities for which active market quotations generally are available, the Company generally uses independent pricing services to assist in determining the fair value measurement. For certain fixed maturity securities not priced by independent services (e.g., private placement securities without quoted market prices), an internally developed pricing model or “corporate pricing matrix” is most often used. The corporate pricing matrix is developed by obtaining private spreads versus the U.S. Treasury yield for corporate securities with varying weighted average lives and bond ratings. The weighted average life and bond rating of a particular fixed maturity security to be priced using the corporate matrix are important inputs into the model and are used to determine a corresponding spread that is added to the U.S. Treasury yield to create an estimated market yield for that bond. The estimated market yield and other relevant factors are then used to estimate the fair value of the particular fixed maturity security. The Company also utilizes broker quotes to assist in pricing securities or to validate modeled prices.

Pricing services, broker quotes and internal valuations are also considered in valuing securities when the volume and level of activity for such assets have significantly decreased (e.g., when the markets for those securities are considered inactive).

As of June 30, 2009, 63% of the prices of fixed maturity securities were valued with assistance of independent pricing services, 11% were valued with assistance of the Company’s pricing matrices, 5% were valued with assistance of broker quotes, 18% were valued with the assistance of the Company’s internal pricing processes and 3% were valued from other sources compared to 78%, 12%, 5%, 4% and 1%, respectively, as of December 31, 2008.

Available-for-sale securities valued using significant Level 3 inputs include investments in markets which the Company considers inactive; the Company’s non-investment grade holdings in residential mortgage-backed securities, commercial mortgage-backed securities, collateralized debt obligations and other asset-backed securities; certain broker-quoted or internally priced securities; and securities that are at or near default based on designations assigned by the NAIC. As of June 30, 2009, Level 3 investments comprised 19% of total investments measured at fair value compared to 21% as of December 31, 2008.

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

As of June 30, 2009 and December 31, 2008, the Company had investments in markets that it considered inactive with an amortized cost of $4.17 billion and $4.42 billion, respectively, and an estimated fair value of $3.00 billion and $3.20 billion, respectively, which represents 14% and 17% of the estimated fair value of all fixed maturity securities available-for-sale as of June 30, 2009 and December 31, 2008, respectively. Of these investments in markets that are considered inactive, 90% were priced using a weighting of internal pricing models and independent pricing services, 3% were valued with the assistance of independent pricing services, and 7% were priced using a weighting of broker quotes and internal pricing models to determine the estimated fair values as of June 30, 2009, in comparison to 0%, 93%, and 7%, respectively, as of December 31, 2008.

Certain residential mortgage-backed securities backed by Prime, Sub-prime and Alt-A collateral, which are included in Level 3 financial assets, utilize internal pricing models to assist in determining the estimated fair values. As of December 31, 2008, these investments were priced solely with the assistance of independent pricing services. As a result of continued declines in the level of activity in these markets during the first and second quarters of 2009, management believes that prices were no longer representative of the investments’ fair value, which is the price that would be received upon the sale of the investment in an orderly transaction (that is, not a forced liquidation or distressed sale) between market participants at the measurement date. The Company believes that a weighting of internal pricing models and independent pricing services represents a better estimate of the investments’ fair value.

Therefore, management determined that the use of multiple valuation techniques, considering both an income approach that maximizes the use of relevant observable inputs and minimizes the use of unobservable inputs and a market approach that observes quotes provided by independent pricing services produces a better representation of an investment’s fair value.

The income approach incorporates cash flows for each investment adjusted for expected losses in different interest rate and housing scenarios. The adjusted cash flows are then discounted using a risk premium that market participants would demand because of the risk in the cash flows. The risk premium is reflective of an orderly transaction between market participants at the measurement date under current market conditions and includes items such as liquidity and structure risk. The income approach also includes a weighting of external third party values. As sufficient information is often not available to conclude whether such prices are based on orderly transactions, this weighting methodology is designed to incorporate external prices into the Company’s internal valuation process.

In addition to weighting external prices in developing the internal values, the Company further calibrates those values to market indications through obtaining pricing from two independent pricing services (the market approach). The Company calibrates the prices obtained from the independent pricing services and the price developed internally by utilizing the median value to determine the estimated fair value.

In addition, certain of the Company’s investments in corporate debt securities, mortgage-backed securities and other asset-backed securities were valued with the assistance of independent pricing services and non-binding broker quotes. The Company’s policy is to use the pricing obtained from our primary independent pricing service even in cases where a price is obtained from both an independent pricing service and a broker. In the event that pricing information is not available from an independent pricing service, non-binding broker quotes are used to assist in the valuation of the investments. In many cases, only one broker quote is available. The Company’s policy is not to adjust the values obtained from brokers.

Broker quotes are considered unobservable inputs as only one broker quote is ordinarily obtained, the investment is not traded on an exchange, the pricing is not available to other entities and the transaction volume in the same or similar investments has decreased such that generally only one quotation is available. As the brokers often do not provide the necessary transparency into their quotes and methodologies, the Company periodically performs reviews and tests to ensure that quotes are a reasonable estimate of the investments’ fair value.

For investments valued with the assistance of independent pricing services, the Company obtained the pricing service’s methodologies and classified these investments accordingly in the fair value hierarchy. The Company periodically reviews and tests the pricing and related methodologies obtained from these independent pricing services against secondary sources to ensure that management can validate the investment’s fair value and related categorization. If large variances are observed between the price obtained from the independent pricing service and secondary sources, the Company analyzes the causes driving the variance and resolves any differences.

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

As of June 30, 2009 and December 31, 2008, the Company had received $706.7 million and $1.02 billion, respectively, of cash for derivative collateral, which is in turn invested in short-term investments. The Company also held $29.3 million and $35.4 million of securities as off-balance sheet collateral on derivative transactions as of June 30, 2009 and December 31, 2008, respectively. As of June 30, 2009 and December 31, 2008, the Company had pledged fixed maturity securities with a fair value of $52.0 million and $24.5 million, respectively, as collateral to various derivative counterparties.

The Company periodically evaluates the risks within the derivative portfolios due to credit exposure. When evaluating this risk, the Company considers several factors which include, but are not limited to, the counterparty risk associated with derivative receivables, the Company’s own credit as it relates to derivative payables, the collateral thresholds associated with each counterparty, and changes in relevant market data in order to gain insight into the probability of default by the counterparty. In addition, the effect that the Company’s exposure to credit risk could have on the effectiveness of the Company’s hedging relationships is considered. As of June 30, 2009, the impact of the exposure to credit risk on both the fair value measurement of derivative assets and liabilities and the effectiveness of the Company’s hedging relationships was immaterial.

Future Policy Benefits and Claims

The fair value measurements for future policy benefits and claims relate to embedded derivatives associated with contracts with living benefit riders (guaranteed minimum accumulation benefits (GMABs), guaranteed lifetime withdrawal benefits (GLWBs)) and equity-indexed annuities. Related derivatives are internally valued. The valuation of guaranteed minimum benefit embedded derivatives is based on capital market and actuarial risk assumptions, including risk margin considerations reflecting policyholder behavior. The Company uses observable inputs, such as published swap rates, in its capital market assumptions. Actuarial assumptions, including lapse behavior and mortality rates, are based on actual experience.

See Part 1 – Financial Information, Item 1 – Condensed Consolidated Financial Statements, Note 8 – Variable Annuity Contracts, for a discussion of the net realized gains recognized on living benefit embedded derivatives.

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

Ratings are important to maintaining public confidence in the Company and its ability to market its annuity and life insurance products. Rating agencies continually review the financial performance and condition of insurers, including the Company. Any lowering of the Company’s ratings could have an adverse effect on the Company’s ability to market its products and could increase the rate of surrender of the Company’s products. Both of these consequences could have an adverse effect on the Company’s liquidity and, under certain circumstances, net income. NLIC and NLAIC each have financial strength ratings of “A+” (Superior) from A.M. Best Company, Inc. (A.M. Best), and their claims-paying ability/financial strength are rated “A1” (Good) by Moody’s Investors Service, Inc. (Moody’s) and “A+” (Strong) by Standard & Poor’s Rating Services, a division of The McGraw-Hill Companies, Inc. (S&P). The Company’s financial strength is also reflected in the ratings of its commercial paper, which is rated “AMB-1” by A.M. Best, “P-1” by Moody’s and “A-1” by S&P.

On January 27, 2009, A.M. Best placed its ratings of NLIC on negative outlook. On March 10, 2009 Moody’s downgraded the ratings of NLIC and NLAIC to A1 from Aa3 with a negative outlook. These actions have taken place during a time when many major life insurers have experienced similar outlook changes and/or negative downgrades, caused by weak economic conditions and volatility in the credit and equity markets.

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

Note 2 to the audited consolidated financial statements included in the Company’s 2008 Annual Report on Form 10-K provides a summary of significant accounting policies. See Part 1 – Financial Information, Item 1 – Condensed Consolidated Financial Statements, Note 3 – Recently Issued Accounting Standards for a discussion of recently issued accounting standards. The Company’s critical accounting policies have not changed materially from those disclosed in the Company’s 2008 Annual Report on Form 10-K, except as noted below.

Valuation of Investments, Investment Income and Realized Gains and Losses

As a result of the Company’s adoption of FSP FAS 115-2 and FAS 124-2 in the first quarter of 2009, for all debt securities evaluated for other-than-temporary impairment (for which the Company does not have the intent to sell and it is not more likely than not that it will be required to sell the security before the recovery of its amortized cost basis), the Company considers the timing and amount of the cash flows. The Company evaluates its intent to sell on an individual security basis.

Additionally, debt securities that become other-than-temporarily impaired (where the Company does not intend to sell the security and it is not more likely than not that it will be required to sell the security prior to recovery of the security’s amortized cost) are bifurcated with the credit portion of the impairment loss being recognized in earnings and the non-credit loss portion of the impairment being recognized in other comprehensive income, net of applicable taxes and other offsets.

The Company’s practice is to disclose as part of the separate component of accumulated other comprehensive income both the non-credit portion of the other-than-temporary impairment recognized in other comprehensive income and any subsequent changes in the fair value of those debt securities.

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

For investment and universal life insurance products, the Company amortizes DAC, with interest, over the lives of the policies in relation to the present value of estimated gross profits from projected interest margins, asset fees, cost of insurance charges, administrative fees, surrender charges, and net realized investment gains and losses less policy benefits and policy maintenance expenses. The Company adjusts the DAC asset related to investment and universal life insurance products to reflect the impact of unrealized gains and losses on fixed maturity securities available-for-sale.

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

In addition to the comprehensive annual study of assumptions, management evaluates the appropriateness of the individual variable annuity DAC balance quarterly within pre-set parameters. These parameters are designed to appropriately reflect the Company’s long-term expectations with respect to individual variable annuity contracts while also evaluating the potential impact of short-term experience on the Company’s recorded individual variable annuity DAC balance. If the recorded balance of individual variable annuity DAC falls outside of these parameters for a prescribed period, or if the recorded balance falls outside of these parameters and management determines it is not reasonably possible to get back within the parameters during a given period, assumptions are required to be unlocked, and DAC is recalculated using revised best estimate assumptions. When DAC assumptions are unlocked and revised, the Company continues to use the reversion to the mean process. See below for a discussion of 2009 and 2008 assumption changes that impacted DAC amortization and related balances.

During the second quarter of 2009, the Company conducted its annual comprehensive review of model assumptions used to project DAC and other related balances, including sales inducement assets, unearned revenue reserves, and guaranteed minimum death and income benefit reserves. The review covered all assumptions including mortality, lapses, expenses and general and separate account returns. As a result of this review, certain assumptions were unlocked (DAC unlock). The unlocked assumptions primarily related to lower expected investment spreads and separate account returns across all segments. The pre-tax positive (negative) impact on the Company’s assets and liabilities as a result of the unlocking of these assumptions during the second quarter 2009 was as follows:

(in millions)	DAC	Unearned Revenue Reserves	Sales Inducement Assets	Total
Segment:
Individual Investments	$(15.2)	$—	$(0.5)	$(15.7)
Retirement Plans	(7.9)	—	—	(7.9)
Individual Protection	(44.8)	10.6	—	(34.2)

Total	$(67.9)	$10.6	$(0.5)	$(57.8)

At the end of the second quarter of 2008, the Company determined as part of its comprehensive annual study of assumptions that certain assumptions should be unlocked. The unlocked assumptions primarily related to lapse and spread assumptions in the Individual Investments segment, the assumed growth rate on deposits per contract in the Retirement Plans segment, and mortality and lapse assumptions in the Individual Protection segment. The pre-tax positive (negative) impact on the Company’s assets and liabilities as a result of the unlocking of these assumptions during the second quarter 2008 was as follows:

(in millions)	DAC	Unearned Revenue Reserves	Sales Inducement Assets	Total
Segment:
Individual Investments	$(8.8)	$—	$(0.6)	$(9.4)
Retirement Plans	(2.3)	—	—	(2.3)
Individual Protection	(2.3)	3.1	—	0.8

Total	$(13.4)	$3.1	$(0.6)	$(10.9)

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

Results of Operations

Second Quarter – 2009 Compared to 2008

The following table summarizes the Company’s consolidated results of operations for the periods indicated:

	Three months ended June 30,
(in millions)	2009	2008	Change
Revenues:
Policy charges:
Asset fees	$136.6	$182.0	(25)%
Cost of insurance charges	87.6	80.8	8%
Administrative fees	43.8	35.2	24%
Surrender fees	11.3	13.1	(14)%

Total policy charges	279.3	311.1	(10)%
Premiums	97.1	72.0	35%
Net investment income	435.7	431.8	1%
Net realized investment gains	130.3	65.1	100%
Other-than-temporary impairment losses (consisting of $51.1 of total other-than-temporary impairment losses, net of $12.8 recognized in other comprehensive income, for the three months ended June 30, 2009)	(38.3)	(79.3)	(52)%
Other income	(0.5)	1.1	NM

Total revenues	903.6	801.8	13%

Benefits and expenses:
Interest credited to policyholder accounts	273.3	275.0	(1)%
Benefits and claims	87.5	129.0	(32)%
Policyholder dividends	3.9	6.2	(37)%
Amortization of DAC	157.3	163.5	(4)%
Interest expense, primarily with NFS	13.9	15.3	(9)%
Other operating expenses	133.8	132.7	1%

Total benefits and expenses	669.7	721.7	(7)%

Income from continuing operations before federal income tax expense	233.9	80.1	192%
Federal income tax expense	62.7	28.5	120%

Net income	171.2	51.6	232%
Less: Net loss attributable to noncontrolling interest	13.8	12.2	13%

Net income attributable to NLIC	$185.0	$63.8	190%

The increase in net income was driven by higher net realized investment gains, lower other-than-temporary impairment losses and lower benefit and claims. In addition, higher premiums and lower amortization of DAC contributed to the overall increase, partially offset by lower asset fees.

The increase in net realized investments gains primarily was driven by higher mark-to-market gains on derivative activity of $201.1 million. The overall increase was partially offset by higher realized losses of $131.6 million on derivatives associated with the Company’s economic hedging program for GMDB contracts.

Other-than-temporary impairment losses decreased by $41.0 million in the current quarter primarily due to lower fixed maturity security impairments driven by favorable market conditions in the second quarter of 2009.

The improvement in market conditions decreased benefits and claims by $83.7 million in the Individual Investments segment. Higher mortality and updates to benefit ratio assumptions in the Individual Protection segment and higher reserve accruals on fixed income products in the Individual Investments segment partially offset the decrease.

A 31% increase in income product sales during the quarter generated higher premiums as customer demand shifts toward fixed income products.

Lower gross profits in the Individual Investment and Individual Protection segments drove the decline in amortization of DAC. This decline was offset by a higher DAC unlock of $67.9 million in the second quarter of 2009 compared to $13.4 million in the second quarter of 2008.

The decrease in asset fees primarily was driven by lower average separate account values across all segments due to unfavorable market performance.

Year-to-Date – 2009 Compared to 2008

The following table summarizes the Company’s consolidated results of operations for the periods indicated:

	Six months ended June 30,
(in millions)	2009	2008	Change
Revenues:
Policy charges:
Asset fees	$254.6	$360.3	(29)%
Cost of insurance charges	175.6	160.0	10%
Administrative fees	69.7	64.0	9%
Surrender fees	25.7	27.7	(7)%

Total policy charges	525.6	612.0	(14)%
Premiums	184.2	147.5	25%
Net investment income	843.2	881.5	(4)%
Net realized investment gains (losses)	498.1	(44.4)	NM
Other-than-temporary impairment losses (consisting of $705.5 of total other-than-temporary impairment losses, net of $363.5 recognized in other comprehensive income, for the six months ended June 30, 2009)	(342.0)	(165.1)	107%
Other income	0.4	1.9	(79)%

Total revenues	1,709.5	1,433.4	19%

Benefits and expenses:
Interest credited to policyholder accounts	536.5	568.6	(6)%
Benefits and claims	360.0	256.0	41%
Policyholder dividends	9.9	14.5	(32)%
Amortization of DAC	457.4	225.1	103%
Interest expense, primarily with NFS	28.0	31.9	(12)%
Other operating expenses	272.3	269.9	1%

Total benefits and expenses	1,664.1	1,366.0	22%

Income from continuing operations before federal income tax (benefit) expense	45.4	67.4	(33)%
Federal income tax (benefit) expense	(9.7)	10.8	NM

Net income	55.1	56.6	(3)%
Less: Net loss attributable to noncontrolling interest	24.8	22.7	9%

Net income attributable to NLIC	$79.9	$79.3	1%

The decline in net income primarily was driven by higher amortization of DAC and higher other-than-temporary impairment losses. In addition, higher benefits and claims and lower assets fees contributed to the overall decline, partially offset by higher realized investments gains and higher premiums. Lastly, the Company recorded a federal income tax benefit for the current period primarily due to the aforementioned declines in net income.

Higher realized gains on living benefit embedded derivatives increased amortization of DAC by $277.2 million in the current period. Additionally, the DAC unlock in the second quarter of 2009 further increased amortization of DAC by $67.9 million compared to $13.4 million in the second quarter of 2008. Lower gross profits in the Individual Investment and Individual Protection segments partially offset the increase.

Other-than-temporary impairment losses increased by $176.9 million primarily due to higher fixed maturity security impairments as a result of challenging market conditions.

The decrease in asset fees primarily was driven by lower average separate account values across all segments due to unfavorable market performance.

Adverse mortality and updates to benefit ratio assumptions in the Individual Protection segment and higher reserve accruals on fixed income products and higher exposure on GMDB contracts in the Individual Investment segment drove the increase in benefits and claims in the current year. Additionally higher net realized investment gains increased amortization of sales inducements.

During the six months ended June 30, 2009, the Company recorded net realized investment gains on living benefit embedded derivatives and related economic hedging gains of $401.4 million, an increase of $419.1 million compared to the prior year. These gains were comprised of $983.4 million of net realized investment gains on living benefit embedded derivatives and $582.0 million of related economic hedging losses. The net realized investment gains on living benefit embedded derivatives primarily resulted from higher interest rates, lower volatility assumptions and an increase to the nonperformance component of the discount rate. The net realized investment gains on embedded derivatives increased amortization of DAC by $277.2 million in the current year, which is included in the Corporate and Other segment. Higher mark-to-market gains on derivative activity of $124.9 million further contributed to the increase.

A 26% increase in income product sales in the current year generated higher premiums as customer demand shifts toward fixed income products.

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

Second Quarter – 2009 Compared to 2008

The following table summarizes sales by product and segment for the periods indicated:

	Three months ended June 30,
(in millions)	2009	2008	Change
Individual Investments
Individual variable annuities	$1,004.3	$1,110.6	(10)%
Individual fixed annuities	224.9	42.4	NM
Income products	75.0	57.4	31%
Advisory services program	—	24.9	NM

Total Individual Investments	1,304.2	1,235.3	6%

Retirement Plans
Private sector:
Group products	182.7	238.2	(23)%
Public sector:
IRC Section 457 annuities	384.8	443.4	(13)%

Total Retirement Plans	567.5	681.6	(17)%

Individual Protection
Corporate-owned life insurance	73.1	148.8	(51)%
Traditional/universal life insurance	130.7	114.1	15%
Variable life insurance	80.2	105.8	(24)%

Total Individual Protection	284.0	368.7	(23)%

Total sales	$2,155.7	$2,285.6	(6)%

See Part I – Financial Information, Item 2 – Management’s Narrative Analysis of the Results of Operations – Business Segments for an analysis of sales by product and segment.

The following table summarizes sales by distribution channel for the periods indicated:

	Three months ended June 30,
(in millions)	2009	2008	Change
Non-affiliated:
Independent broker/dealers	$603.1	$617.9	(2)%
Financial institutions	548.3	409.3	34%
Wirehouse and regional firms	332.4	393.7	(16)%
Life insurance specialists	73.1	95.3	(23)%
Pension plan administrators	34.4	58.1	(41)%

Total non-affiliated sales	1,591.3	1,574.3	1%

Affiliated:
NRS	387.7	449.2	(14)%
NFN producers	176.7	208.6	(15)%
Mullin TBG	—	53.5	NM

Total affiliated sales	564.4	711.3	(21)%

Total sales	$2,155.7	$2,285.6	(6)%

The decrease in total sales primarily was due to lower variable product sales, especially individual variable annuity sales in the Individual Investments segment. Volatile market conditions and the continuing economic slowdown have negatively impacted variable product sales industry wide. Economic conditions also contributed to lower public sector IRC Section 457 annuities and private sector group product sales in the Retirement Plans segment through reduced employer discretionary contributions, employee deferrals and plan transfers. Lower corporate-owned life insurance sales in the Individual Protection segment were primarily due to the continuing economic slowdown. Strong sales of individual fixed annuities and income products in the Individual Investments segment partially offset the overall decline as customer demand shifts toward fixed income products.

The Company exited the advisory services program business in the Individual Investments segment during 2008.

Lower sales through the wirehouse and regional firms, NRS, NFN producers, pension plan administrators, life insurance specialists, and independent broker/dealers channels reflect the declines in variable and group product sales mentioned above, partially mitigated by increased sales of fixed annuities, fixed life insurance, and immediate annuities by financial institutions.

The Company exited the Mullin TBG channel in the fourth quarter of 2008 due to the sale of TBG Insurance Services Corporation d/b/a TBG Financial by NFS.

Year-to-Date – 2009 Compared to 2008

The following table summarizes sales by product and segment for the periods indicated:

	Six months ended June 30,
(in millions)	2009	2008	Change
Individual Investments
Individual variable annuities	$1,913.3	$2,319.0	(17)%
Individual fixed annuities	375.6	81.7	NM
Income products	133.4	106.0	26%
Advisory services program	—	48.1	NM

Total Individual Investments	2,422.3	2,554.8	(5)%

Retirement Plans
Private sector:
Group products	392.6	516.3	(24)%
Public sector:
IRC Section 457 annuities	804.1	879.2	(9)%

Total Retirement Plans	1,196.7	1,395.5	(14)%

Individual Protection
Corporate-owned life insurance	185.2	354.3	(48)%
Traditional/universal life insurance	237.3	229.9	3%
Variable life insurance	163.4	207.1	(21)%

Total Individual Protection	585.9	791.3	(26)%

Total sales	$4,204.9	$4,741.6	(11)%

See Part I – Financial Information, Item 2 – Management’s Narrative Analysis of the Results of Operations – Business Segments for an analysis of sales by product and segment.

The following table summarizes sales by distribution channel for the periods indicated:

	Six months ended June 30,
(in millions)	2009	2008	Change
Non-affiliated:
Independent broker/dealers	$1,163.7	$1,255.4	(7)%
Financial institutions	944.0	860.9	10%
Wirehouse and regional firms	659.1	830.5	(21)%
Life insurance specialists	185.2	200.9	(8)%
Pension plan administrators	84.3	132.9	(37)%

Total non-affiliated sales	3,036.3	3,280.6	(7)%

Affiliated:
NRS	810.0	891.6	(9)%
NFN producers	358.6	416.0	(14)%
Mullin TBG	—	153.4	NM

Total affiliated sales	1,168.6	1,461.0	(20)%

Total sales	$4,204.9	$4,741.6	(11)%

The decrease in total sales primarily was due to lower variable product sales, especially individual variable annuity sales in the Individual Investments segment. Volatile market conditions and the continuing economic slowdown have negatively impacted variable product sales industry wide. Economic conditions also contributed to lower private sector group product and public sector IRC Section 457 annuities sales in the Retirement Plans segment through reduced employer discretionary contributions, employee deferrals and plan transfers. Lower corporate-owned life insurance sales in the Individual Protection segment were primarily due to the continuing economic slowdown. Strong sales of individual fixed annuities and income products in the Individual Investments segment partially offset the overall decline as customer demand shifts toward fixed income products.

The Company exited the advisory services program business in the Individual Investments segment during 2008.

Lower sales through the wirehouse and regional firms, independent broker/dealers, NRS, NFN producers, pension plan administrators, and life insurance specialists channels reflect the declines in variable and group product sales mentioned above, partially mitigated by increased sales of fixed annuities, fixed life insurance, and immediate annuities by financial institutions.

The Company exited the Mullin TBG channel in the fourth quarter of 2008 due to the sale of TBG Insurance Services Corporation d/b/a TBG Financial by NFS.

Business Segments

Individual Investments

Second Quarter – 2009 Compared to 2008

The following table summarizes selected financial data for the Company’s Individual Investments segment for the periods indicated:

	Three months ended June 30,
(dollars in millions)	2009	2008	Change
Statements of Income Data
Revenues:
Policy charges:
Asset fees	$104.3	$144.3	(28)%
Administrative fees	11.6	8.2	41%
Surrender fees	7.5	9.6	(22)%

Total policy charges	123.4	162.1	(24)%
Premiums	52.1	30.0	74%
Net investment income	139.6	123.7	13%
Other income	(131.2)	1.1	NM

Total revenues	183.9	316.9	(42)%

Benefits and expenses:
Interest credited to policyholder accounts	94.0	87.9	7%
Benefits and claims	(12.9)	56.7	(123)%
Amortization of DAC	53.4	82.0	(35)%
Other operating expenses	44.3	46.6	(5)%

Total benefits and expenses	178.8	273.2	(35)%

Pre-tax operating earnings	$5.1	$43.7	(88)%

Other Data
Interest spread margin:
Net investment income	5.23%	5.27%
Interest credited	3.38%	3.62%

Interest spread on average general account values	1.85%	1.65%

Sales:
Individual variable annuities	$1,004.3	$1,110.6	(10)%
Individual fixed annuities	224.9	42.4	NM
Income products	75.0	57.4	31%
Advisory services program	—	24.9	NM

Total sales	$1,304.2	$1,235.3	6%

Average account values:
General account	$11,145.2	$9,721.2	15%
Separate account	27,201.6	38,443.4	(29)%
Advisory services program	—	563.6	NM

Total average account values	$38,346.8	$48,728.2	(21)%

Pre-tax operating earnings to average account values	0.05%	0.36%

Pre-tax operating earnings declined due to losses in other income and lower asset fees, partially offset by lower benefits and claims, lower amortization of DAC, higher premiums and improved interest spread income.

Other income resulted in a net loss due to realized losses of $131.6 million on derivatives associated with the Company’s economic hedging program for GMDB contracts.

The decline in asset fees primarily was due to lower average separate account values (down 29%) driven by unfavorable market performance.

Realized losses on the Company’s economic hedging program (included in other income) and the improvement in market conditions lowered benefits and claims by $83.7 million in the second quarter of 2009. Higher reserve accruals on income products attributable to higher sales (see premiums discussion below), partially offset the decrease by $14.4 million.

Lower amortization of DAC primarily was driven by lower variable annuity gross profits in the current quarter, which lowered amortization by $35.0 million. The decline in amortization of DAC was partially offset by the DAC unlock in the second quarter of 2009, which increased amortization in the current quarter by $15.2 million compared to the DAC unlock in the second quarter of 2008, which increased amortization by $8.8 million.

A 31% increase in income product sales during the quarter generated higher premiums as customer demand shifts toward fixed income products.

Interest spread income increased primarily due to higher general account assets (a 15% increase) due to a shift in customer demand for fixed products and higher investment in long-term assets compared to the prior year. Interest spread margins improved to 185 basis points in the three months ended June 30, 2009 compared to 165 basis points in the prior year period. The current quarter margins included an increase of $0.9 million in income from mortgage loan prepayments and bond call premiums compared to the prior year quarter, which contributed 3 basis points to the margin increase discussed above.

Higher overall sales primarily were attributable to improved individual fixed annuities and income product sales as customer demand shifts toward fixed income products. Lower individual variable annuities sales were due to volatile market conditions and the continuing economic slowdown. In addition, the decline in advisory services program sales was due to the Company exiting this business during 2008.

Year-to-Date Quarter – 2009 Compared to 2008

The following table summarizes selected financial data for the Company’s Individual Investments segment for the periods indicated:

	Six months ended June 30,
(dollars in millions)	2009	2008	Change
Statements of Income Data
Revenues:
Policy charges:
Asset fees	$199.1	$285.3	(30)%
Administrative fees	20.1	15.5	30%
Surrender fees	17.9	21.0	(15)%

Total policy charges	237.1	321.8	(26)%
Premiums	93.2	63.3	47%
Net investment income	257.7	254.1	1%
Other income	(48.3)	1.8	NM

Total revenues	539.7	641.0	(16)%

Benefits and expenses:
Interest credited to policyholder accounts	184.5	179.2	3%
Benefits and claims	149.3	110.6	35%
Amortization of DAC	97.5	159.7	(39)%
Other operating expenses	89.4	92.8	(4)%

Total benefits and expenses	520.7	542.3	(4)%

Pre-tax operating earnings	$19.0	$98.7	(81)%

Other Data
Interest spread margin:
Net investment income	4.82%	5.37%
Interest credited	3.28%	3.64%

Interest spread on average general account values	1.54%	1.73%

Sales:
Individual variable annuities	$1,913.3	$2,319.0	(17)%
Individual fixed annuities	375.6	81.7	NM
Income products	133.4	106.0	26%
Advisory services program	—	48.1	NM

Total sales	$2,422.3	$2,554.8	(5)%

Average account values:
General account	$11,247.2	$9,833.8	14%
Separate account	27,290.6	39,654.5	(31)%
Advisory services program	27.5	591.5	(95)%

Total average account values	$38,565.3	$50,079.8	(23)%

Account values as of period end:
Individual variable annuities	$33,362.3	$41,821.5	(20)%
Individual fixed annuities	4,214.6	3,872.3	9%
Income products	2,125.9	2,089.3	2%
Advisory services program	—	522.8	NM

Total account values	$39,702.8	$48,305.9	(18)%

Pre-tax operating earnings to average account values	0.10%	0.39%

Pre-tax operating earnings declined due to lower asset fees, losses in other income and higher benefits and claims, partially offset by lower amortization of DAC and higher premiums.

The decrease in asset fees primarily was due to lower average separate account values (down 31%) driven by unfavorable market performance.

Other income resulted in a net loss due to realized losses of $48.7 million on derivatives associated with the Company’s economic hedging program for GMDB contracts.

Higher sales resulted in higher reserve accruals on income products (see premiums discussion below). These higher reserve accruals increased benefits and claims by $19.8 million in the current year. Additionally, higher exposure on GMDB contracts due to unfavorable market conditions contributed $15.8 million to the increase.

Lower amortization of DAC primarily was driven by lower variable annuity gross profits in the current year, which lowered amortization by $68.6 million. The decline in amortization of DAC was offset by the DAC unlock in the second quarter of 2009, which increased amortization in the current quarter by $15.2 million compared to the DAC unlock in the second quarter of 2008, which increased amortization by $8.8 million.

A 26% increase in income product sales in the current year generated higher premiums as customer demand shifts toward fixed income products.

Lower overall sales primarily were attributable to the individual variable annuity business due to volatile market conditions and the continuing economic slowdown. The overall decline in sales was partially offset by improved individual fixed annuities and income product sales attributable to customer demand shifting toward fixed income products. In addition, the decline in advisory services program sales was due to the Company exiting this business during 2008.

The following table summarizes selected information about the Company’s deferred individual fixed annuities, including the fixed option of variable annuities, as of June 30, 2009:

	Ratchet		Reset		Market value adjustment (MVA) and other		Total
(dollars in millions)	Account value	Weighted average crediting rate	Account value	Weighted average crediting rate	Account value	Weighted average crediting rate	Account value	Weighted average crediting rate
Minimum interest rate of 3.50% or greater	$—	NA	$584.6	3.55%	$—	NA	$584.6	3.55%
Minimum interest rate of 3.00% to 3.49%	1,042.0	4.01%	2,508.0	3.08%	—	NA	3,550.0	3.36%
Minimum interest rate lower than 3.00%	1,103.8	3.70%	1,219.0	3.65%	205.8	1.44%	2,528.6	3.49%
MVA with no minimum interest rate guarantee	—	NA	—	NA	2,104.5	2.74%	2,104.5	2.74%

Total deferred individual fixed annuities	$2,145.8	3.85%	$4,311.6	3.31%	$2,310.3	2.62%	$8,767.7	3.26%

See Part 1 – Financial Information, Item 1 – Condensed Consolidated Financial Statements, Note 8 – Variable Annuity Contracts of this report for further discussion of guarantee types offered on non-traditional variable annuity contacts offered by the Company, which are consistent with the fixed annuity descriptions above.

Retirement Plans

Second Quarter – 2009 Compared to 2008

The following table summarizes selected financial data for the Company’s Retirement Plans segment for the periods indicated:

	Three months ended June 30,
(dollars in millions)	2009	2008	Change
Statements of Income Data
Revenues:
Policy charges:
Asset fees	$25.0	$28.2	(11)%
Administrative fees	2.4	3.4	(29)%
Surrender fees	—	0.5	NM

Total policy charges	27.4	32.1	(15)%
Net investment income	172.0	157.1	9%

Total revenues	199.4	189.2	5%

Benefits and expenses:
Interest credited to policyholder accounts	110.8	103.9	7%
Amortization of DAC	16.5	11.8	40%
Other operating expenses	35.4	37.4	(5)%

Total benefits and expenses	162.7	153.1	6%

Pre-tax operating earnings	$36.7	$36.1	2%

Other Data
Interest spread margin:
Net investment income	6.00%	5.79%
Interest credited	3.86%	3.83%

Interest spread on average general account values	2.14%	1.96%

Sales:
Private sector	$182.7	$238.2	(23)%
Public sector	384.8	443.4	(13)%

Total sales	$567.5	$681.6	(17)%

Average account values:
General account	$11,456.8	$10,856.5	6%
Separate account	9,931.6	14,190.0	(30)%

Total average account values	$21,388.4	$25,046.5	(15)%

Pre-tax operating earnings to average account values	0.69%	0.58%

The increase in pre-tax operating earnings primarily was driven by higher interest spread income, partially offset by higher amortization of DAC and lower asset fees.

Higher amortization of DAC primarily was due to the DAC unlock in the second quarter of 2009, which increased amortization in the current quarter by $7.9 million compared to the DAC unlock in the second quarter of 2008 which increased amortization by $2.3 million.

Asset fees decreased primarily due to lower average separate account values (down 30%) driven by unfavorable market performance.

Interest spread income increased primarily due to higher general account assets (a 6% increase) caused by a shift in customer demand from equity investment funds to fixed investment funds. Interest spread margins improved to 214 basis points compared to 196 basis points in the second quarter of 2008. The current quarter margins included an increase of $1.8 million in income from mortgage loan prepayments and bond call premiums compared to the same quarter a year ago, which contributed 6 basis points to the increased discussed above.

Private sector sales drove down overall sales primarily due to reduced employer discretionary contributions, employee deferrals and plan transfers. Additionally, public sector sales declined primarily due to lower transfers and payroll deposits resulting from the continued economic slowdown.

Year-to-Date – 2009 Compared to 2008

The following table summarizes selected financial data for the Company’s Retirement Plans segment for the periods indicated:

	Six months ended June 30,
(dollars in millions)	2009	2008	Change
Statements of Income Data
Revenues:
Policy charges:
Asset fees	$41.4	$56.0	(26)%
Administrative fees	5.1	6.7	(24)%
Surrender fees	0.6	0.9	(33)%

Total policy charges	47.1	63.6	(26)%
Net investment income	330.1	315.5	5%

Total revenues	377.2	379.1	(1)%

Benefits and expenses:
Interest credited to policyholder accounts	213.5	209.0	2%
Amortization of DAC	24.3	21.7	12%
Other operating expenses	73.1	73.0	—

Total benefits and expenses	310.9	303.7	2%

Pre-tax operating earnings	$66.3	$75.4	(12)%

Other Data
Interest spread margin:
Net investment income	5.80%	5.84%
Interest credited	3.75%	3.87%

Interest spread on average general account values	2.05%	1.97%

Sales:
Private sector	$392.6	$516.3	(24)%
Public sector	804.1	879.2	(9)%

Total sales	$1,196.7	$1,395.5	(14)%

Average account values:
General account	$11,386.1	$10,802.2	5%
Separate account	9,987.6	14,746.7	(32)%

Total average account values	$21,373.7	$25,548.9	(16)%

Account values as of period end:
Private sector	$7,036.4	$8,558.8	(18)%
Public sector	14,910.2	16,394.5	(9)%

Total account values	$21,946.6	$24,953.3	(12)%

Pre-tax operating earnings to average account values	0.62%	0.59%

Pre-tax operating earnings declined primarily due to lower assets fees, partially offset by higher interest spread income.

Asset fees decreased primarily due to lower average separate account values (down 32%) driven by unfavorable market performance.

Interest spread income increased primarily due to higher general account assets (a 5% increase) caused by a shift in customer demand from equity investment funds to fixed investment funds. Additionally, lower crediting rates on public sector products contributed to the increase, which was reflected in a widening of interest spread margins to 205 basis points compared to 197 basis points in the same quarter a year ago.

Private sector sales drove down overall sales primarily due to reduced employer discretionary contributions, employee deferrals and plan transfers.

Individual Protection

Second Quarter – 2009 Compared to 2008

The following table summarizes selected financial data for the Company’s Individual Protection segment for the periods indicated:

	Three months ended June 30,
(in millions)	2009	2008	Change
Statements of Income Data
Revenues:
Policy charges:
Asset fees	$7.3	$9.5	(23)%
Cost of insurance charges	87.6	80.8	8%
Administrative fees	29.8	23.6	26%
Surrender fees	3.8	3.0	27%

Total policy charges	128.5	116.9	10%
Premiums	45.0	42.0	7%
Net investment income	89.2	85.4	4%

Total revenues	262.7	244.3	8%

Benefits and expenses:
Interest credited to policyholder accounts	48.5	44.4	9%
Benefits and claims	97.6	72.3	35%
Policyholder dividends	3.9	6.2	(37)%
Amortization of DAC	66.6	35.3	89%
Other operating expenses	36.9	30.9	19%

Total benefits and expenses	253.5	189.1	34%

Pre-tax operating earnings	$9.2	$55.2	(83)%

Other Data
Sales:
Corporate-owned life insurance	$73.1	$148.8	(51)%
Traditional/universal life insurance	130.7	114.1	15%
Variable life insurance	80.2	105.8	(24)%

Total sales	$284.0	$368.7	(23)%

The decrease in pre-tax operating earnings was driven by higher amortization of DAC and higher benefits and claims, partially offset by higher policy charges.

Amortization of DAC increased due to the DAC unlock in the second quarter of 2009, which increased amortization of DAC by $44.8 million compared to the DAC unlock in the second quarter of 2008, which increased amortization of DAC by $2.3 million. Lower gross profits in the current quarter offset the increase by $11.2 million.

Adverse mortality increased benefits and claims by $7.0 million in the second quarter of 2009. Despite a 5% decline in total claim counts in the current quarter, the average net claim size increased by 27% over the prior year. Additionally, updates to benefit ratio assumptions in the second quarter of 2009 increased benefits and claims by $11.6 million.

Policy charges increased due to higher administrative fees and cost of insurance charges. Administrative fees primarily were positively impacted by the unearned revenue assumption unlock in the second quarter of 2009 which was $7.5 million higher than the prior year quarter. Cost of insurance charges rose by $4.1 million in the universal life insurance business due to increased fixed life business in force combined with the aging of the individual life business block. Additionally, cost of insurance charges increased in the COLI business by $2.0 million. The increase was driven primarily by the aging of the corporate block of business. The aging of a block generally increases cost of insurance charges as the Company’s related mortality risk also rises.

The decrease in sales primarily was due to lower COLI and variable life insurance sales as a result of the current economic slowdown which has reduced corporations’ and individuals’ demand for life insurance products. Additionally, corporations’ earnings and the corresponding deferred compensation plan contributions declined from 2008, leading to lower first year and renewal sales.

Year-to-Date – 2009 Compared to 2008

The following table summarizes selected financial data for the Company’s Individual Protection segment for the periods indicated:

	Six months ended June 30,
(in millions)	2009	2008	Change
Statements of Income Data
Revenues:
Policy charges:
Asset fees	$14.1	$19.0	(26)%
Cost of insurance charges	175.6	160.0	10%
Administrative fees	44.5	41.8	6%
Surrender fees	7.2	5.8	24%

Total policy charges	241.4	226.6	7%
Premiums	91.0	84.2	8%
Net investment income	174.8	167.2	5%

Total revenues	507.2	478.0	6%

Benefits and expenses:
Interest credited to policyholder accounts	94.7	88.5	7%
Benefits and claims	184.7	145.4	27%
Policyholder dividends	9.9	14.5	(32)%
Amortization of DAC	89.5	56.8	58%
Other operating expenses	75.9	67.6	12%

Total benefits and expenses	454.7	372.8	22%

Pre-tax operating earnings	$52.5	$105.2	(50)%

Other Data
Sales:
Corporate-owned life insurance	$185.2	$354.3	(48)%
Traditional/universal life insurance	237.3	229.9	3%
Variable life insurance	163.4	207.1	(21)%

Total sales	$585.9	$791.3	(26)%

Policy reserves as of period end:
Individual investment life insurance	$2,907.1	$3,748.4	(22)%
Corporate investment life insurance	8,745.0	8,539.6	2%
Traditional life insurance	2,030.2	2,030.8	—
Universal life insurance	1,418.4	1,285.9	10%

Total policy reserves	$15,100.7	$15,604.7	(3)%

Insurance in force as of period end:
Individual investment life insurance	$38,119.3	$39,749.0	(4)%
Corporate investment life insurance	24,427.5	25,421.6	(4)%
Traditional life insurance	36,412.1	26,917.1	35%
Universal life insurance	11,774.0	10,477.0	12%

Total insurance in force	$110,732.9	$102,564.7	8%

The decrease in pre-tax operating earnings was driven by higher benefits and claims and higher amortization of DAC, partially offset by higher cost of insurance charges.

Amortization of DAC increased due to the DAC unlock in the second quarter of 2009, which increased amortization of DAC by $44.8 million compared to the DAC unlock in the second quarter of 2008, which increased amortization of DAC by $2.3 million. Lower gross profits in the current year offset the increase by $9.8 million.

Higher benefits and claims primarily was due to adverse mortality in the current year as the average net claim size increased by 16% over the prior year. Additionally, updates to benefit ratio assumptions in the current year increased benefits and claims by $11.6 million.

Cost of insurance charges rose by $8.6 million in the universal life insurance business due to increased fixed life business in force combined with the aging of the individual life business block. Additionally, cost of insurance charges increased in the COLI business by $5.0 million. The increase was driven primarily by the aging of the corporate block of business. The aging of a block generally increases cost of insurance charges as the Company’s related mortality risk also rises.

The decrease in sales primarily was due to lower COLI and variable life insurance sales as a result of the continuing economic slowdown which has reduced corporations’ and individuals’ demand for life insurance products. Additionally, corporations’ earnings and the corresponding deferred compensation plan contributions declined from 2008, leading to lower first year and renewal sales.

Corporate and Other

Second Quarter – 2009 Compared to 2008

The following table summarizes selected financial data for the Company’s Corporate and Other segment for the periods indicated:

	Three months ended June 30,
(in millions)	2009	2008	Change
Statements of Income Data
Operating revenues:
Net investment income	$34.9	$65.6	(47)%
Other income	3.1	5.6	(45)%

Total operating revenues	38.0	71.2	(47)%

Benefits and operating expenses:
Interest credited to policyholder accounts	19.8	38.8	(49)%
Interest expense	13.9	15.3	(9)%
Other operating expenses	3.3	5.6	(41)%

Total benefits and operating expenses	37.0	59.7	(38)%

Pre-tax operating earnings	1.0	11.5	(91)%
Add: non-operating net realized investment gains[1]	257.9	59.5	NM
Add: non-operating net other-than-temporary impairment losses	(38.3)
Add: non-operating total other-than-temporary impairment losses		(79.3)
Add: adjustment to amortization related to net realized investment gains and losses	(23.9)	(34.4)	(31)%
Add: net loss attributable to noncontrolling interest	(13.8)	(12.2)	13%

Income (loss) from continuing operations before federal income tax expense (benefit)	$182.9	$(54.9)	NM

[1]

Excluding operating items (periodic net amounts paid or received on interest rate swaps that do not qualify for hedge accounting treatment, trading portfolio realized gains and losses, trading portfolio valuation changes and net realized gains and losses related to hedges on GMDB contracts and securitizations).

The decrease in pre-tax operating earnings was primarily due to lower interest spread income.

The decline in interest spread income was driven by lower MTN earnings of $12.8 million during the second quarter of 2009 primarily due to a decrease in MTN assets as a result of note maturities/repurchases and lower interest rates.

Non-operating net realized investment gains and losses primarily were driven by an increase of $201.1 million in mark-to-market gains on derivative activity.

Non-operating other-than-temporary impairments decreased by $41.0 million due to improved market conditions in the second quarter of 2009.

The following table summarizes net realized investment gains (losses) from continuing operations by source for the periods indicated:

	Three months ended June 30,
(in millions)	2009	2008
Total realized gains on sales	$59.6	$18.2
Total realized losses on sales	(44.7)	(10.6)
Net realized gains (losses) on terminations of hedging instruments	2.7	(6.6)
Credit default swaps	9.9	(2.0)
Derivatives and embedded derivatives associated with living benefit contracts	36.2	57.1
Derivatives associated with death benefit contracts	(131.6)	—
Other derivatives	198.2	9.0

Net realized investment gains	$130.3	$65.1

The following table summarizes other-than-temporary impairments for the periods indicated:

(in millions)	Gross	Included in OCI	Net
Three months ended June 30, 2009:
Fixed maturity securities[1]	$16.7	$(12.8)	$3.9
Equity securities	—	—	—
Mortgage loans	30.3	—	30.3
Other	4.1	—	4.1

Other-than-temporary impairment losses	$51.1	$(12.8)	$38.3

			Total impairments
Three months ended June 30, 2008:
Fixed maturity securities[1]			$79.1
Mortgage loans			0.2

Other-than-temporary impairment losses			$79.3

[1]

Declines in the creditworthiness of the issuer of hybrid securities with both debt and equity-like features requires the use of the equity model in analyzing the security for other-than-temporary impairment. For the three months ended June 30, 2009, the Company recognized $2.9 million in other-than-temporary impairments related to these securities compared to none for the three months ended June 30, 2008.

The Company has a comprehensive portfolio monitoring process for fixed maturity and equity securities to identify and evaluate the necessity of recording impairment losses for other-than-temporary declines in the fair value of investments.

Year-to-Date – 2009 Compared to 2008

The following table summarizes selected financial data for the Company’s Corporate and Other segment for the periods indicated:

	Six months ended June 30,
(in millions)	2009	2008	Change
Statements of Income Data
Operating revenues:
Net investment income	$80.6	$144.7	(44)%
Other income	(1.0)	(11.3)	(91)%

Total operating revenues	79.6	133.4	(40)%

Benefits and operating expenses:
Interest credited to policyholder accounts	42.6	91.9	(54)%
Interest expense	28.0	31.9	(12)%
Other operating expenses	9.0	13.8	(35)%

Total benefits and operating expenses	79.6	137.6	(42)%

Pre-tax operating earnings (loss)	—	(4.2)	NM
Add: non-operating net realized investment gains (losses)[1]	547.8	(33.0)	NM
Add: non-operating net other-than-temporary impairment losses	(342.0)
Add: non-operating total other-than-temporary impairment losses		(165.1)
Add: adjustment to amortization related to net realized investment gains and losses	(273.4)	13.1	NM
Add: net loss attributable to noncontrolling interest	(24.8)	(22.7)	9%

Loss from continuing operations before federal income tax benefit	$(92.4)	$(211.9)	(56)%

Other Data
Customer funds managed and administered:
Funding agreements backing medium-term notes	$2,488.9	$4,294.3	(42)%

[1]

Excluding operating items (periodic net amounts paid or received on interest rate swaps that do not qualify for hedge accounting treatment, trading portfolio realized gains and losses, trading portfolio valuation changes and net realized gains and losses related to hedges on GMDB contracts and securitizations).

The decrease in pre-tax operating loss primarily was due to higher other income, lower other operating expenses and interest expense, partially offset by lower interest spread income.

The decline in interest spread income was driven by lower MTN earnings of $17.4 million during the second quarter of 2009 primarily due to a decrease in MTN assets as a result of note maturities and lower interest rates.

Non-operating net realized investment gains and losses primarily were driven by a $419.1 million increase in realized gains on living benefits embedded derivatives, net of economic hedging activity and $124.9 million in mark-to-market gains on derivative activity. Higher net gains on sales of investments of $35.5 million further contributed to the increase.

Non-operating other-than-temporary impairments increased $176.9 million due to challenging market conditions in the first quarter of 2009.

Higher gains on living benefit embedded derivatives, net of economic hedging activity, and sales inducements impacted the adjustment to amortization related to net realized investment gains and losses.

The following table summarizes net realized investment gains (losses) from continuing operations by source for the periods indicated:

	Six months ended June 30,
(in millions)	2009	2008
Total realized gains on sales	$98.8	$17.7
Total realized losses on sales	(78.5)	(32.9)
Net realized gains (losses) on terminations of hedging instruments	1.9	(9.8)
Credit default swaps	3.0	(6.2)
Derivatives and embedded derivatives associated with living benefit contracts	401.4	(17.7)
Derivatives associated with death benefit contracts	(48.7)	—
Other derivatives	120.2	4.5

Net realized investment gains (losses)	$498.1	$(44.4)

The following table summarizes other-than-temporary impairments for the periods indicated:

(in millions)	Gross	Included in OCI	Net
Six months ended June 30, 2009:
Fixed maturity securities[1]	$661.9	$(363.5)	$298.4
Equity securities	7.1	—	7.1
Mortgage loans	32.4	—	32.4
Other	4.1	—	4.1

Other-than-temporary impairment losses	$705.5	$(363.5)	$342.0

			Total impairments
Six months ended June 30, 2008:
Fixed maturity securities[1]			$164.9
Mortgage loans			0.2

Other-than-temporary impairment losses			$165.1

[1]

Declines in the creditworthiness of the issuer of hybrid securities with both debt and equity-like features requires the use of the equity model in analyzing the security for other-than-temporary impairment. For the six months ended June 30, 2009, the Company recognized $138.6 million in other-than-temporary impairments related to these securities compared to none for the six months ended June 30, 2008.

The following table summarizes for the six months ended June 30, 2009 the Company’s largest aggregate losses on sales and write-downs by issuer, the related circumstances giving rise to the losses and the circumstances that may have affected other material investments held:

(in millions)	Fair value at sale (proceeds)	YTD loss on sale	YTD other-than- temporary impairment losses	June 30, 2009
				Holdings[1]	Net unrealized gain (loss)[3]
Ownership interest in a perpetual preferred security. Impairments were recognized in the first and second quarters of 2009 due to an inability to demonstrate that full recovery would occur within a reasonable time period.	$—	$—	$(32.0)	$19.9	$15.4

Ownership interest in a perpetual preferred security. An impairment was recognized in the first quarter of 2009 due to an inability to demonstrate that full recovery would occur within a reasonable time period.	—	—	(17.5)	1.6	5.9

Ownership interest in a corporate bond. Impairments were recognized in the first and second quarters of 2009 due to full recovery not being expected.	—	—	(16.8)	—	—

Ownership interest in a perpetual preferred security. An impairment was recognized in the first quarter of 2009 due to an inability to demonstrate that full recovery would occur within a reasonable time period.	—	—	(15.6)	10.1	5.0

Ownership interest in a perpetual preferred security. An impairment was recognized in the first quarter of 2009 due to an inability to demonstrate that full recovery would occur within a reasonable time period.	—	—	(15.2)	42.8	(5.2)

Ownership interest in a CDO holding. An impairment was recognized in the second quarter of 2009 due to full recovery not being expected.	—	—	(13.0)	—	0.3

Ownership interest in a securitization of a fleet of container vessels. An impairment was recognized in the first quarter of 2009 due to expected loss of principal.	—	—	(10.5)	10.0	—

Ownership interest in a corporate bond. An impairment was recognized in the first quarter of 2009 due to full recovery not being expected.	—	—	(10.1)	15.4	(3.1)

Ownership interest in a subprime residential mortgage-backed security. Impairments were recognized in the first and second quarters of 2009 due to expected principal loss. [2]	—	—	(9.4)	8.5	0.3

Ownership interest in a perpetual preferred security. This position was sold at a loss during the second quarter of 2009.	—	—	(9.4)	—	—

Ownership interest in stripped perpetual debt principal units. An impairment was recognized in the first quarter of 2009 due to an inability to demonstrate that full recovery would occur within a reasonable time period.	—	—	(6.9)	9.2	2.1

[1]	Holdings represent amortized cost of fixed maturity securities and cost of equity securities as of the date indicated aggregated by issuer for all classes of holdings of the issuer.

[2]	Securities with sub-prime collateral.

[3]	Includes other-than-temporary impairment losses recognized in other comprehensive income.

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

PART II – OTHER INFORMATION

ITEM 1 LEGAL PROCEEDINGS

See Part 1 – Financial Information, Item 1 – Condensed Consolidated Financial Statements, Note 11 – Contingencies – Legal Matters for a discussion of legal proceedings.

ITEM 1A RISK FACTORS

Except as set forth below, the Company’s risk factors have not changed materially from those disclosed in the Company’s 2008 Annual Report on Form 10-K.

Changes in tax laws could adversely affect the Company and its subsidiaries.

Life insurance products may be used to provide income tax deferral and income tax free death benefits and annuity contracts may be used to provide income tax deferral. The value of these benefits is related to the level of income tax and capital gains tax rates. Changes to the income tax rates and the capital gains tax rates can affect the value of these benefits, and therefore the desirability of those products.

The U.S. Congress periodically has considered possible legislation that, if enacted, could materially reduce or eliminate many of the tax advantages of purchasing and owning annuity and life insurance products. The Obama Administration has recently announced that it will propose certain tax law changes, including corporate tax changes, changes to individual income tax rates and rules applicable to certain policies. Although the proposals have not been enacted, those proposals, or other similar proposals, could be introduced for enactment in future periods. The Company cannot predict whether any tax legislation impacting corporate taxes, individual taxes or insurance products will be enacted, what the specific terms of any such legislation will be or whether, if at all, any legislation would have a material adverse effect on the Company’s financial condition and results of operations.

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

NATIONWIDE LIFE INSURANCE COMPANY
(Registrant)

Date: July 31, 2009	/s/ Timothy G. Frommeyer
Timothy G. Frommeyer, Senior Vice President — Chief Financial Officer (Principal Financial Officer and Duly Authorized Officer)