Form 10-Q
period 2009-09-30
NATIONWIDE LIFE INSURANCE CO
filed 2009-11-03
CIK 205695

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2009

or

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

Yes  ☐    No  ☒

No established published trading market exists for the registrant’s common stock, par value $1.00 per share. As of November 3, 2009, 3,814,779 shares of the registrant’s common stock were outstanding, all of which are held by Nationwide Financial Services, Inc.

The Registrant meets the conditions set forth in General Instruction H(1)(a) and (b) of Form 10-Q and is therefore filing this Form in the reduced disclosure format.

NATIONWIDE LIFE INSURANCE COMPANY AND SUBSIDIARIES

FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2009

PART I – FINANCIAL INFORMATION

ITEM 1 Condensed Consolidated Financial Statements

NATIONWIDE LIFE INSURANCE COMPANY AND SUBSIDIARIES

(a wholly-owned subsidiary of Nationwide Financial Services, Inc.)

Condensed Consolidated Statements of (Loss) Income

(Unaudited)

(in millions)

	Three months ended September 30,		Nine months ended September 30,
	2009	2008	2009	2008
Revenues:
Policy charges	$271.1	$296.1	$796.7	$908.1
Premiums	89.8	56.0	274.0	203.5
Net investment income	432.6	413.5	1,275.8	1,295.0
Net realized investment (losses) gains	(144.1)	(137.3)	354.0	(181.7)
Other-than-temporary impairment losses (consisting of $181.1 and $886.6 of total other-than-temporary impairment losses, net of $34.9 and $398.4 recognized in other comprehensive income, for the three and nine months ended September 30, 2009, respectively)	(146.2)	(377.9)	(488.2)	(543.0)
Other income	0.7	1.6	1.1	3.5

Total revenues	503.9	252.0	2,213.4	1,685.4

Benefits and expenses:
Interest credited to policyholder accounts	264.5	280.5	801.0	849.1
Benefits and claims	107.0	136.8	467.0	392.8
Policyholder dividends	5.8	6.6	15.7	21.1
Amortization of deferred policy acquisition costs	93.5	221.2	550.9	446.3
Interest expense, primarily with Nationwide Financial Services, Inc. (NFS)	13.7	15.0	41.7	46.9
Other operating expenses	138.6	126.2	410.9	396.1

Total benefits and expenses	623.1	786.3	2,287.2	2,152.3

Loss from continuing operations before federal income tax benefit	(119.2)	(534.3)	(73.8)	(466.9)
Federal income tax benefit	(56.4)	(194.6)	(66.1)	(183.8)

Net loss	(62.8)	(339.7)	(7.7)	(283.1)
Less: Net loss attributable to noncontrolling interest	13.7	9.2	38.5	31.9

Net (loss) income attributable to NLIC	$(49.1)	$(330.5)	$30.8	$(251.2)

See accompanying notes to condensed consolidated financial statements.

NATIONWIDE LIFE INSURANCE COMPANY AND SUBSIDIARIES

(a wholly-owned subsidiary of Nationwide Financial Services, Inc.)

Condensed Consolidated Balance Sheets

(in millions, except for share and per share amounts)

	September 30, 2009	December 31, 2008
	(Unaudited)
Assets
Investments:
Securities available-for-sale, at fair value:
Fixed maturity securities (amortized cost $22,889.0 and $21,820.9)	$22,512.3	$19,247.2
Equity securities (cost $20.2 and $30.9)	24.2	26.5
Mortgage loans on real estate, net	6,518.0	7,189.9
Short-term investments, including amounts managed by a related party	1,461.4	2,780.9
Other investments	1,171.8	1,305.5

Total investments	31,687.7	30,550.0
Cash and cash equivalents	14.3	36.7
Accrued investment income	364.4	300.9
Deferred policy acquisition costs	3,676.8	4,423.9
Other assets	2,231.4	3,332.9
Separate account assets	54,342.1	46,936.9

Total assets	$92,316.7	85,581.3

Liabilities and Shareholder’s Equity
Liabilities:
Future policy benefits and claims	$30,790.1	$32,536.3
Short-term debt	150.0	249.7
Long-term debt, payable to NFS	700.0	700.0
Long-term debt, payable to Nationwide Life Insurance Company of America (NLICA)	200.0	—
Other liabilities	2,137.0	2,463.4
Separate account liabilities	54,342.1	46,936.9

Total liabilities	88,319.2	82,886.3

Shareholder’s equity:
Common stock, $1 par value; authorized - 5,000,000 shares; issued and outstanding - 3,814,779 shares	3.8	3.8
Additional paid-in capital	633.2	613.2
Retained earnings	3,240.9	2,973.2
Accumulated other comprehensive loss	(257.0)	(1,311.2)

Total shareholder’s equity	3,620.9	2,279.0
Noncontrolling interest	376.6	416.0

Total equity	3,997.5	2,695.0

Total liabilities and equity	$92,316.7	$85,581.3

See accompanying notes to condensed consolidated financial statements.

NATIONWIDE LIFE INSURANCE COMPANY AND SUBSIDIARIES

(a wholly-owned subsidiary of Nationwide Financial Services, Inc.)

Condensed Consolidated Statements of Changes in Equity

Nine Months Ended September 30, 2009 and 2008

(Unaudited)

(in millions)

	Common stock	Additional paid-in capital	Retained earnings	Accumulated other comprehensive income (loss)	Total shareholder’s equity	Non- controlling interest	Total equity
Balance as of December 31, 2007	$3.8	$274.4	$4,049.5	$(90.5)	$4,237.2	$465.7	$4,702.9

Dividends to NFS	—	—	(246.5)	—	(246.5)	—	(246.5)
Member contributions to noncontrolling interest	—	—	—	—	—	15.2	15.2
Other, net	—	—	—	—	—	0.4	0.4

Comprehensive loss:
Net income (loss)	—	—	(251.2)	—	(251.2)	(31.9)	(283.1)
Other comprehensive loss, net of taxes	—	—	—	(696.6)	(696.6)	—	(696.6)

Total comprehensive loss					(947.8)	(31.9)	(979.7)

Balance as of September 30, 2008	$3.8	$274.4	$3,551.8	$(787.1)	$3,042.9	$449.4	$3,492.3

Balance as of December 31, 2008	$3.8	$613.2	$2,973.2	$(1,311.2)	$2,279.0	$416.0	$2,695.0

Cumulative effect of change in accounting principle, net of taxes	—	—	235.0	(235.0)	—	—	—
Capital contributed by NFS	—	20.0	—	—	20.0	—	20.0
Other, net	—	—	1.9	—	1.9	(0.9)	1.0

Comprehensive gain (loss):
Net income (loss)	—	—	30.8	—	30.8	(38.5)	(7.7)
Other comprehensive gain, net of taxes	—	—	—	1,289.2	1,289.2	—	1,289.2

Total comprehensive gain (loss)					1,320.0	(38.5)	1,281.5

Balance as of September 30, 2009	$3.8	$633.2	$3,240.9	$(257.0)	$3,620.9	$376.6	$3,997.5

See accompanying notes to condensed consolidated financial statements.

NATIONWIDE LIFE INSURANCE COMPANY AND SUBSIDIARIES

(a wholly-owned subsidiary of Nationwide Financial Services, Inc.)

Condensed Consolidated Statements of Cash Flows

(Unaudited)

(in millions)

	Nine months ended September 30,
	2009	2008
Cash flows from operating activities:
Net income	$(7.7)	$(283.1)
Adjustments to reconcile net income to net cash provided by operating activities:
Net realized investment (gains) losses	(354.0)	181.7
Other-than-temporary impairment losses	488.2	543.0
Interest credited to policyholder accounts	801.0	849.1
Capitalization of deferred policy acquisition costs	(374.9)	(428.1)
Amortization of deferred policy acquisition costs	550.9	446.3
Amortization and depreciation	(12.9)	8.9
Increase in other assets	(47.2)	(267.8)
Decrease in policy and other liabilities	(1,365.3)	(730.6)
Decrease (increase) in derivative assets	527.8	(19.9)
Increase (decrease) in derivative liabilities	37.4	(2.5)
Other, net	56.2	32.7

Net cash provided by operating activities	299.5	329.7

Cash flows from investing activities:
Proceeds from maturity of securities available-for-sale	2,741.8	2,930.2
Proceeds from sale of securities available-for-sale	3,832.1	3,447.6
Proceeds from repayments or sales of mortgage loans on real estate	522.9	680.7
Cost of securities available-for-sale acquired	(7,729.5)	(5,253.6)
Cost of mortgage loans on real estate originated or acquired	(15.8)	(329.9)
Net decrease in short-term investments	1,319.5	35.6
Collateral paid, net	(549.3)	(204.2)
Other, net	121.6	(136.1)

Net cash provided by investing activities	243.3	1,170.3

Cash flows from financing activities:
Net decrease in short-term debt	(99.7)	(35.6)
Net proceeds from issuance of long-term debt to NLICA	200.0	—
Capital contributed by NFS	20.0	—
Cash dividends paid to NFS	—	(181.8)
Investment and universal life insurance product deposits and other additions	2,616.3	2,024.2
Investment and universal life insurance product withdrawals and other deductions	(3,291.4)	(3,466.7)
Other, net	(10.4)	167.3

Net cash used in financing activities	(565.2)	(1,492.6)

Net (decrease) increase in cash and cash equivalents	(22.4)	7.4
Cash and cash equivalents, beginning of period	36.7	1.3

Cash and cash equivalents, end of period	$14.3	$8.7

See accompanying notes to condensed consolidated financial statements.

NATIONWIDE LIFE INSURANCE COMPANY AND SUBSIDIARIES

(a wholly-owned subsidiary of Nationwide Financial Services, Inc.)

Notes to Condensed Consolidated Financial Statements (Unaudited)

September 30, 2009 and 2008

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

The Company evaluated subsequent events through November 3, 2009, the date the condensed consolidated financial statements were filed with the United States Securities and Exchange Commission (SEC).

NLIC entered into a Plan and Agreement of Merger with its affiliate, Nationwide Life Insurance Company of America (NLICA), effective as of August 28, 2009, providing for the merger of NLICA with and into NLIC, with NLIC as the surviving entity. In addition, NLIC’s subsidiary, Nationwide Life and Annuity Insurance Company (NLAIC), entered into a Plan and Agreement of Merger with a subsidiary of NLICA, Nationwide Life and Annuity Company of America (NLACA), dated effective as of August 28, 2009, providing for the merger of NLACA with and into NLAIC, with NLAIC as the surviving entity. The closing of these mergers are subject to satisfaction of customary closing conditions, including receipt of all required regulatory approvals (including from the Commissioners of Insurance for the states of Ohio, Delaware and California and the Commonwealth of Pennsylvania), and any necessary exemptions, approvals or non-disapprovals of the Securities and Exchange Commission. The mergers are expected to close on or about December 31, 2009. The mergers are being completed to streamline the enterprise’s capital structure and create operational efficiencies.

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

(a) Valuation of Investments, Investment Income and Realized Gains and Losses

As a result of the Company’s adoption of guidance impacting Financial Accounting Standards Board (FASB) Accounting Standards Codification (ASC) 320-10, Investments – Debt and Equity Securities, in the first quarter of 2009, for all debt securities evaluated for other-than-temporary impairment (for which the Company does not have the intent to sell and it is not more likely than not that it will be required to sell the security before the recovery of its amortized cost basis), the Company considers the timing and amount of the cash flows. The Company evaluates its intent to sell on an individual security basis.

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

September 30, 2009 and 2008

The Company’s practice is to disclose as part of the separate component of accumulated other comprehensive income both the non-credit portion of the other-than-temporary impairment recognized in other comprehensive income and any subsequent changes in the fair value of those debt securities.

(3)	Recently Issued Accounting Standards

In September 2009, the FASB issued guidance under FASB ASC 820-10, Fair Value Measurements and Disclosures. This guidance applies to measuring the fair value of investments in investment companies that do not have a readily determinable fair value and calculate net asset values (NAV) consistent with the American Institute of Certified Public Accountants Audit and Accounting Guide, which generally requires these investments to be measured at fair value. For these investments, this update allows, as a practical expedient, the use of NAV as the basis to estimate fair value as long as it is not probable, as of the measurement date, that the investment will be sold and NAV is not the value that will be used in the sale. This guidance is effective for interim and annual periods ending after December 15, 2009 with early adoption permitted. The Company will adopt this guidance effective the period ending December 31, 2009 and is currently evaluating the impact of adoption.

In August 2009, the FASB issued guidance under FASB ASC 820-10, Fair Value Measurements and Disclosures. This guidance clarifies how the fair value of a liability should be determined. It reiterates that fair value is the price that would be paid to transfer the liability in an orderly transaction between market participants at the measurement date. It notes that the liability should reflect the company’s nonperformance and credit risk and should not reflect restrictions on the transfer of the liability. To determine the exit price, the guidance permits companies to look to the identical liability traded as an asset, similar liabilities traded as assets, or another valuation technique to measure the price the company would pay to transfer the liability. This guidance is effective for the first reporting period beginning after issuance. The Company will adopt this guidance effective the reporting period ending December 31, 2009 and is currently evaluating the impact of adoption.

In June 2009, the FASB issued guidance under FASB ASC 105, Generally Accepted Accounting Principles (Statement of Financial Accounting Standard (SFAS) No. 168, The FASB Accounting Standards CodificationTM and the Hierarchy of Generally Accepted Accounting Principles – a replacement of FASB Statement No. 162 (SFAS 168)). This guidance establishes the FASB ASC as the single source of authoritative U.S. GAAP recognized by the FASB to be applied by nongovernmental entities. Rules and interpretive releases of the SEC under authority of federal securities laws are also sources of authoritative U.S. GAAP for SEC registrants. SFAS 168 and the ASC are effective for financial statements issued for interim and annual periods ending after September 15, 2009. The ASC supersedes all existing non-SEC accounting and reporting standards. All other non-grandfathered, non-SEC accounting literature not included in the ASC have become non-authoritative. Following SFAS 168, the FASB will no longer issue new standards in the form of Statements, FSPs, or EITF Abstracts. Instead, the FASB will issue Accounting Standards Updates, which will serve only to update the ASC, provide background information about the guidance, and provide the bases for conclusions on the change(s) in the ASC. The Company adopted SFAS 168 effective September 30, 2009. The adoption of this guidance will not have an impact on the Company’s consolidated financial statements but will alter the references to accounting literature within the consolidated financial statements.

In June 2009, the FASB issued guidance under SFAS No. 167, Amendments to FASB Interpretation No. 46(R), (SFAS 167). This guidance changes the consolidation guidance applicable to a variable interest entity (VIE). It also amends the guidance governing the determination of whether an entity is the VIE’s primary beneficiary (the reporting entity that must consolidate the VIE) by requiring a qualitative analysis rather than a quantitative analysis. The qualitative analysis will include, among other things, consideration of who has the power to direct the activities of the entity that most significantly impact the entity’s economic performance and who has the obligation to absorb losses or the right to receive benefits of the VIE that could potentially be significant to the VIE. This guidance also requires continuous reassessment of whether an enterprise is the primary beneficiary of a VIE. Before this guidance, FASB Interpretation No. 46(R) required reconsideration of whether an enterprise was the primary beneficiary of a VIE only when specific events had occurred. SFAS 167 also requires enhanced disclosures about an enterprise’s involvement with a VIE. This guidance is effective for fiscal and interim reporting periods beginning after November 15, 2009. The Company will adopt this guidance effective January 1, 2010. The Company currently is evaluating the provisions of this guidance to determine the impact of adoption on its consolidated financial statements.

NATIONWIDE LIFE INSURANCE COMPANY AND SUBSIDIARIES

(a wholly-owned subsidiary of Nationwide Financial Services, Inc.)

Notes to Condensed Consolidated Financial Statements (Unaudited), Continued

September 30, 2009 and 2008

In June 2009, the FASB issued guidance under SFAS No. 166, Accounting for Transfers of Financial Assets – an amendment of FASB Statement No. 140 (SFAS 166). This guidance eliminates the concept of a qualifying special-purpose entity (QSPE) from SFAS No. 140 and clarifies and amends the derecognition criteria for a transfer to be accounted for as a sale and the unit of account eligible for sale accounting. Additionally, SFAS 166 requires a transferor to initially measure and recognize all assets obtained (including a transferor’s beneficial interest) and liabilities incurred as a result of a transfer of financial assets accounted for as a sale at fair value. Additionally, on and after the effective date, existing QSPEs (as defined under previous accounting standards) must be evaluated for consolidation in accordance with the applicable consolidation guidance. This guidance also establishes new requirements for reporting a transfer of a portion of a financial asset as a sale. This guidance requires enhanced disclosures about, among other things, a transferor’s continuing involvement with transfers of financial assets accounted for as sales, the risks inherent in the transferred financial assets that have been retained, and the nature and financial effect of restrictions on the transferor’s assets that continue to be reported in the consolidated balance sheets. This guidance is effective for fiscal and interim reporting periods beginning after November 15, 2009. The Company will adopt this guidance effective January 1, 2010. The Company currently is evaluating the provisions of the guidance to determine the impact of adoption on its consolidated financial statements.

In May 2009, the FASB issued guidance under FASB ASC 855, Subsequent Events, (SFAS No. 165, Subsequent Events). This guidance establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued. In particular, this guidance sets forth the period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure, the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements, and the disclosures an entity should make about events or transactions that occurred after the balance sheet date. This guidance is effective for fiscal years and interim periods ending after June 15, 2009. The Company adopted this guidance effective June 30, 2009. The adoption of this guidance did not have a material impact on the consolidated financial statements of the Company. The Company evaluated subsequent events through November 3, 2009 the date that the condensed consolidated financial statements were issued. See Note 1 for required disclosure.

In April 2009, the FASB issued guidance under FASB ASC 320, Investments – Debt and Equity Securities, (FASB Staff Position (FSP) Financial Accounting Standard (FAS) 115-2 and FAS 124-2, Recognition and Presentation of Other-Than-Temporary Impairments). This guidance is designed to create greater clarity and consistency in accounting for and presentation of impairment losses on debt and equity securities. This guidance is effective for interim and annual periods ending after June 15, 2009 with early adoption permitted. As of the beginning of the interim period of adoption, this guidance requires a cumulative-effect adjustment to reclassify the non-credit component of previously recognized other-than-temporary impairment losses from retained earnings to beginning balance of accumulated other comprehensive income(AOCI). The Company adopted this guidance as of January 1, 2009. The adoption of FSP FAS 115-2 and FAS 124-2 resulted in a cumulative-effect adjustment of $235.0 million, net of taxes, as an adjustment to the opening balance of retained earnings with a corresponding adjustment to the opening balance of AOCI.

In April 2009, the FASB issued guidance under FASB ASC 820, Fair Value Measurements and Disclosures, (FSP FAS 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly”). This guidance provides guidelines for making fair value measurements more consistent with the principles presented in the previous standard SFAS No. 157, Fair Value Measurements, (SFAS 157). This guidance is effective for interim and annual periods ending after June 15, 2009 with early adoption permitted. The Company elected to early adopt FSP FAS 157-4 as of the period ending March 31, 2009.

In April 2009, the FASB issued guidance under FASB ASC 825-10, Financial Instruments (FSP FAS 107-1 and Accounting Principles Bulletin (APB) 28-1, Interim Disclosures about Fair Value of Financial Instruments). The guidance amended FASB Statement No. 107, Disclosures about Fair Value of Financial Instruments (SFAS 107), to require disclosures about fair value of financial instruments within the scope of SFAS 107 for interim reporting periods of publicly traded companies as well as in annual financial statements. The guidance is effective for interim periods ending after June 15, 2009, with early adoption permitted for interim periods ending after March 15, 2009. The Company adopted this guidance for the period ending June 30, 2009 and included the required disclosures in Note 4.

NATIONWIDE LIFE INSURANCE COMPANY AND SUBSIDIARIES

(a wholly-owned subsidiary of Nationwide Financial Services, Inc.)

Notes to Condensed Consolidated Financial Statements (Unaudited), Continued

September 30, 2009 and 2008

In November 2008, the FASB issued guidance under FASB ASC 350-30, Intangibles – Goodwill and Other, General Intangibles Other than Goodwill (EITF 08-7, Accounting for Defensive Intangible Assets). This guidance requires defensive intangible assets acquired in a business combination or asset acquisition to be accounted for as a separate unit of accounting. In doing so, the asset should not be included as part of the cost of an entity’s existing intangible asset(s) because the defensive intangible asset is separately identifiable. This guidance is effective for intangible assets acquired on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. The Company adopted this guidance effective January 1, 2009. On the date of adoption, there was no impact to the Company’s financial position or results of operations. The Company will apply this guidance prospectively for intangible assets acquired on or after January 1, 2009.

In November 2008, the FASB issued guidance under FASB ASC 323-10, Investments – Equity Method and Joint Ventures (EITF 08-6, Equity Method Investment Accounting Considerations). This guidance clarifies how to account for certain transactions and impairment considerations involving equity method investments. Specifically, this guidance notes: 1) an entity shall measure its equity method investment initially at cost; 2) an equity method investor is required to recognize other-than-temporary impairments of an equity method investment in accordance with paragraph 35-32A and an equity method investor shall not separately test an investee’s underlying indefinite-lived intangible asset(s) for impairment; and 3) an equity method investor shall account for a share issuance by an investee as if the investor had sold a proportionate share of its investment and any gain or loss to the investor resulting from an investee’s share issuance shall be recognized in earnings. This guidance is effective on a prospective basis in fiscal years beginning on or after December 15, 2008, and interim periods within those fiscal years. The Company adopted this guidance prospectively beginning January 1, 2009. On the date of adoption, there was no impact to the Company’s financial position or results of operations.

In April 2008, the FASB issued guidance under FASB ASC 350-30, General Intangibles other than Goodwill, (FSP FAS 142-3, Determination of the Useful Life of Intangible Assets). This guidance amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under previous SFAS No. 142, Goodwill and Other Intangible Assets (SFAS 142). FASB ASC 350-30 is effective for financial statements issued for fiscal years and interim periods beginning after December 15, 2008. The amended factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS 142 are to be applied prospectively to intangible assets acquired after the effective date. The Company adopted this guidance effective January 1, 2009. On the date of adoption, there was no impact to the Company’s financial position or results of operations. The Company will apply this guidance prospectively to intangible assets acquired after January 1, 2009.

In March 2008, the FASB issued guidance under FASB ASC 815, Derivatives and Hedging, (SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133). This guidance amends and expands the disclosure requirements of previous SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities (SFAS 133), with the intent to provide users of financial statements with an enhanced understanding of how and why an entity uses derivative instruments, how derivative instruments and related hedged items are accounted for under FASB ASC 815, and how derivative instruments and related hedged items affect an entity’s financial position, financial performance and cash flows. This guidance requires qualitative disclosures about objectives and strategies for using derivatives, quantitative disclosures about derivative instrument fair values and related gains and losses, and disclosures about credit-risk-related contingent features in derivative agreements. This guidance is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. The Company adopted this guidance effective January 1, 2009.

In February 2008, the FASB issued guidance under FASB ASC 820, Fair Value Measurements and Disclosures, (FSP FAS 157-2, Effective Date of FASB Statement No. 157). This guidance delayed the effective date of SFAS 157 for nonfinancial assets and liabilities until fiscal years and interim periods beginning after November 15, 2008. FASB ASC 820 applies to nonfinancial assets and liabilities, except for items recognized or disclosed at fair value in the Company’s financial statements on a recurring basis (at least annually), and is effective upon issuance. The Company adopted this guidance effective January 1, 2009. On the date of adoption, there was no impact to the Company’s financial position or results of operations.

NATIONWIDE LIFE INSURANCE COMPANY AND SUBSIDIARIES

(a wholly-owned subsidiary of Nationwide Financial Services, Inc.)

Notes to Condensed Consolidated Financial Statements (Unaudited), Continued

September 30, 2009 and 2008

In December 2007, the FASB issued guidance under FASB ASC 805, Business Combinations, (SFAS No. 141 (revised 2007), Business Combinations, (SFAS 141R)) which replaced SFAS No. 141, Business Combinations (SFAS 141). The objective of this guidance is to improve the relevance, representational faithfulness, and comparability of the information a reporting entity provides in its financial reports about a business combination and its effects. Accordingly, this guidance establishes principles and requirements for how the acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree; recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase; and determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. This guidance applies to all transactions or other events in which an entity obtains control of one or more businesses and retains the fundamental requirements in the previous SFAS. 141 that the acquisition method of accounting be used for all business combinations and for an acquirer to be identified for each business combination. This guidance defines the acquirer as the entity that obtains control of one or more businesses in the business combination and establishes the acquisition date as the date the acquirer achieves control. This guidance is applicable prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. Earlier application is prohibited. The Company adopted this guidance effective January 1, 2009. The Company will apply this guidance prospectively to any business combination on or after January 1, 2009.

In April 2009, the FASB issued guidance under FASB ASC 805-20, Business Combinations – Identifiable Assets and Liabilities, and Any Noncontrolling Interest, (FSP FAS 141R-1, Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arise from Contingencies). This guidance amends the guidance of previous SFAS 141R related to contingencies. First, this guidance requires the acquirer to recognize the contingency at fair value, at the acquisition date, if the acquisition-date fair value of that asset or liability can be determined during the measurement period. Second, if the first criteria is not applicable as the fair value of the asset or liability cannot be determined during the measurement period, then the contingency shall be recognized if both (a) information available before the end of the measurement period indicates it is probable an asset existed or a liability had been incurred at the acquisition date and (b) the amount of the asset or liability can be reasonably estimated. If neither of these acquisition date recognition criterion apply, the acquirer shall not recognize an asset or liability as of the acquisition date. In periods after the acquisition date, the acquirer shall account for an asset or a liability arising from a contingency that does not meet the recognition criteria at the acquisition date in accordance with other applicable GAAP, including FASB ASC 450, Contingencies, as appropriate. The Company will apply this guidance prospectively to any business combination on or after January 1, 2009.

In December 2007, the FASB issued guidance under FASB ASC 810-10, Consolidation, (SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements, an Amendment of ARB No. 51). The objective of this guidance is to improve the relevance, comparability, and transparency of the financial information that a reporting entity provides in its consolidated financial statements by establishing accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. This guidance also amends certain consolidation procedures prescribed by previous Accounting Research Bulletin No. 51, Consolidated Financial Statements, for consistency with the requirements of previous SFAS No. 141 (revised 2007). This guidance is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. The Company adopted this guidance effective January 1, 2009. The required presentation of noncontrolling interests is reflected in the consolidated financial statements. As a result of the adoption of SFAS 160, the Company reclassified $416.6 million from other liabilities to equity as of December 31, 2008, representing the noncontrolling interest of low-income-housing tax credit funds (LIHTC Funds). See Note 15 for further discussion on the LIHTC Funds. The accounting requirements of SFAS 160 will be applied to any transactions involving noncontrolling interests on or after January 1, 2009.

NATIONWIDE LIFE INSURANCE COMPANY AND SUBSIDIARIES

(a wholly-owned subsidiary of Nationwide Financial Services, Inc.)

Notes to Condensed Consolidated Financial Statements (Unaudited), Continued

September 30, 2009 and 2008

(4)	Fair Value Measurements

Fair Value Option

Effective January 1, 2008, the Company elected fair value treatment for commercial mortgage loans held for sale. Accordingly, the Company now records in earnings all market fluctuations associated with this portfolio. The Company previously recorded such loans at the lower of cost or market value. Balances for these loans are measured at fair value with unrealized gains and losses included as a component of net realized investment gains and losses. The Company will assess the fair value option election for new financial assets or liabilities on a prospective basis.

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

For certain residential mortgage-backed securities backed by Prime, Sub-prime and Alt-A collateral, which are included in Level 3 financial assets, the Company utilizes internal pricing models to assist in determining the estimated fair values. As of December 31, 2008, these investments were priced solely with the assistance of independent pricing services. As a result of continued low levels of activity in these markets during the first three quarters of 2009, management believes that prices were no longer representative of the investments’ fair value, which is the price that would be received upon the sale of the investment in an orderly transaction (that is, not a forced liquidation or distressed sale) between market participants at the measurement date. The Company believes that a weighting of internal pricing models and independent pricing services represents a better estimate of the investments’ fair value and complies with FASB ASC 820, Fair Value Measurements and Disclosures.

Therefore, management determined that the use of multiple valuation techniques, considering both an income approach that maximizes the use of relevant observable inputs and minimizes the use of unobservable inputs and a market approach that observes quotes provided by independent pricing services produces a result more representative of an investment’s fair value.

NATIONWIDE LIFE INSURANCE COMPANY AND SUBSIDIARIES

(a wholly-owned subsidiary of Nationwide Financial Services, Inc.)

Notes to Condensed Consolidated Financial Statements (Unaudited), Continued

September 30, 2009 and 2008

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

In addition to weighting external prices in developing the internal values, the Company further calibrates those values to market indications through pricing determined from two independent pricing services (the market approach). The Company calibrates the prices obtained from the independent pricing services and the price developed internally by utilizing the median value to determine the estimated fair value.

In addition, certain of the Company’s investments in corporate debt securities, mortgage-backed securities and other asset-backed securities were valued with the assistance of independent pricing services and non-binding broker quotes. The Company’s policy is to use the pricing obtained from our primary independent pricing service even in cases where a price is obtained from both an independent pricing service and a broker. In the event that pricing information is not available from an independent pricing service, non-binding broker quotes are used to assist in the valuation of the investments. In many cases, only one broker quote is available. The Company’s policy is generally not to adjust the values obtained from brokers.

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

For investments valued with the assistance of independent pricing services, the Company obtained the pricing services’ methodologies and classified these investments accordingly in the fair value hierarchy. The Company periodically reviews and tests the pricing and related methodologies obtained from these independent pricing services against secondary sources to ensure that management can validate the investment’s fair value and related categorization. If large variances are observed between the price obtained from the independent pricing services and secondary sources, the Company analyzes the causes driving the variance and resolves any differences.

As of September 30, 2009, 63% of the prices of fixed maturity securities were valued with the assistance of independent pricing services, 19% were valued with the assistance of the Company’s internal pricing processes, 11% were valued with the assistance of the Company’s pricing matrices, 4% were valued with the assistance of broker quotes and 3% were valued from other sources compared to 78%, 4%, 12%, 5% and 1%, respectively, as of December 31, 2008.

NATIONWIDE LIFE INSURANCE COMPANY AND SUBSIDIARIES

(a wholly-owned subsidiary of Nationwide Financial Services, Inc.)

Notes to Condensed Consolidated Financial Statements (Unaudited), Continued

September 30, 2009 and 2008

The following table summarizes assets and liabilities measured at fair value on a recurring basis as of September 30, 2009:

(in millions)	Level 1	Level 2	Level 3	Total
Assets
Investments:
Securities available-for-sale:
Fixed maturity securities:
U.S. Treasury securities and obligations of U.S. Government corporations and agencies	$616.0	$4.6	$—	$620.6
Obligations of states and political subdivisions	—	325.7	—	325.7
Debt securities issued by foreign governments	—	60.0	—	60.0
Corporate securities	1.9	13,408.0	1,360.6	14,770.5
Residential mortgage-backed securities	161.0	2,180.5	2,685.4	5,026.9
Commercial mortgage-backed securities	—	701.5	257.5	959.0
Collateralized debt obligations	—	107.9	238.2	346.1
Other asset-backed securities	—	255.1	148.4	403.5

Total fixed maturity securities	778.9	17,043.3	4,690.1	22,512.3
Equity securities	12.0	10.3	1.9	24.2

Total securities available-for-sale	790.9	17,053.6	4,692.0	22,536.5
Mortgage loans held for sale[1]	—	—	53.3	53.3
Short-term investments	16.6	1,444.8	—	1,461.4

Total investments	807.5	18,498.4	4,745.3	24,051.2

Cash and cash equivalents	14.3	—	—	14.3

Derivative assets[2]	—	477.8	391.9	869.7

Separate account assets[3,5]	10,987.2	41,971.0	1,383.9	54,342.1

Total assets	$11,809.0	$60,947.2	$6,521.1	$79,277.3

Liabilities
Future policy benefits and claims[4]	$—	$—	$(521.8)	$(521.8)
Derivative liabilities[2]	(20.1)	(397.5)	(5.9)	(423.5)

Total liabilities	$(20.1)	$(397.5)	$(527.7)	$(945.3)

[1]	Elected to be carried at fair value.

[2]	Comprised of interest rate swaps, cross-currency interest rate swaps, credit default swaps, other non-hedging derivative instruments, equity option contracts and interest rate futures contracts.

[3]	Comprised of public, privately registered and non-registered mutual funds and investments in securities.

[4]

Related to embedded derivatives associated with living benefit contracts. The Company’s guaranteed minimum accumulation benefits (GMABs), guaranteed lifetime withdrawal benefits (GLWBs) and hybrid GMABs/GLWBs are considered embedded derivatives requiring the related liabilities to be separated from the host insurance product and recognized at fair value, with changes in fair value reported in earnings. This balance also includes embedded derivatives associated with fixed equity-indexed annuities (EIA) of $44.6 million that provide for interest earnings that are linked to the performance of specified equity market indices.

[5]	The fair value of separate account liabilities is set to equal the fair value of separate account assets.

NATIONWIDE LIFE INSURANCE COMPANY AND SUBSIDIARIES

(a wholly-owned subsidiary of Nationwide Financial Services, Inc.)

Notes to Condensed Consolidated Financial Statements (Unaudited), Continued

September 30, 2009 and 2008

The following table summarizes assets and liabilities measured at fair value on a recurring basis as of December 31, 2008:

(in millions)	Level 1	Level 2	Level 3	Total
Assets
Investments:
Securities available-for-sale:
Fixed maturity securities:
U.S. Treasury securities and obligations of U.S. Government corporations and agencies	$549.9	$4.3	$—	$554.2
Obligations of states and political subdivisions	—	217.1	—	217.1
Debt securities issued by foreign governments	—	38.9	—	38.9
Corporate securities	2.0	10,138.9	1,238.3	11,379.2
Residential mortgage-backed securities	530.2	2,021.0	2,787.4	5,338.6
Commercial mortgage-backed securities	—	627.1	225.9	853.0
Collateralized debt obligations	—	71.0	249.2	320.2
Other asset-backed securities	—	438.2	107.8	546.0

Total fixed maturity securities	1,082.1	13,556.5	4,608.6	19,247.2
Equity securities	1.4	15.2	9.9	26.5

Total securities available-for-sale	1,083.5	13,571.7	4,618.5	19,273.7
Mortgage loans held for sale[1]	—	—	124.5	124.5
Short-term investments	36.2	2,744.7	—	2,780.9

Total investments	1,119.7	16,316.4	4,743.0	22,179.1

Cash and cash equivalents	36.7	—	—	36.7

Derivative assets[2]	—	708.5	597.6	1,306.1

Separate account assets[3,5]	9,530.3	35,270.0	2,136.6	46,936.9

Total assets	$10,686.7	$52,294.9	$7,477.2	$70,458.8

Liabilities
Future policy benefits and claims[4]	$—	$—	$(1,739.7)	$(1,739.7)
Derivative liabilities[2]	(6.0)	(385.9)	(4.2)	(396.1)

Total liabilities	$(6.0)	$(385.9)	$(1,743.9)	$(2,135.8)

[1]	Elected to be carried at fair value.

[2]	Comprised of interest rate swaps, cross-currency interest rate swaps, credit default swaps, other non-hedging derivative instruments, equity option contracts and interest rate futures contracts.

[3]	Comprised of public, privately registered and non-registered mutual funds and investments in securities.

[4]

Related to embedded derivatives associated with living benefit contracts. The Company’s GMABs, GLWBs and hybrid GMABs/GMWBs are considered embedded derivatives requiring the related liabilities to be separated from the host insurance product and recognized at fair value, with changes in fair value reported in earnings. This balance also includes embedded derivatives associated with fixed EIAs of $41.7 million that provide for interest earnings that are linked to the performance of specified equity market indices.

[5]	The fair value of separate account liabilities is set to equal the fair value of separate account assets.

NATIONWIDE LIFE INSURANCE COMPANY AND SUBSIDIARIES

(a wholly-owned subsidiary of Nationwide Financial Services, Inc.)

Notes to Condensed Consolidated Financial Statements (Unaudited), Continued

September 30, 2009 and 2008

The following tables summarize financial instruments for which the Company used significant unobservable inputs (Level 3) to determine fair value measurements for the three and nine months ended September 30, 2009:

		Net investment gains (losses)						Change in unrealized gains (losses) in earnings due to assets still held
(in millions)	Balance as of June 30, 2009	In earnings (realized and unrealized)[1]	In OCI (unrealized)[2]	Purchases, issuances, sales and settlements	Transfers in to Level 3	Transfers out of Level 3	Balance as of September 30, 2009
Assets
Investments:
Securities available-for-sale[3]:
Fixed maturity securities
Corporate securities	$1,150.8	$(16.6)	$177.9	$(155.8)	$310.8	$(106.5)	$1,360.6	$—
Residential mortgage-backed securities	2,715.9	(61.0)	236.8	(206.3)	—	—	2,685.4	—
Commercial mortgage-backed securities	104.4	(13.2)	67.5	(0.7)	99.8	(0.3)	257.5	—
Collateralized debt obligations	234.7	(9.0)	26.6	1.4	—	(15.5)	238.2	—
Other asset-backed securities	130.6	0.3	10.7	(9.6)	16.4	—	148.4	—

Total fixed maturity securities	4,336.4	(99.5)	519.5	(371.0)	427.0	(122.3)	4,690.1	—
Equity securities	3.5	1.4	(0.1)	(2.9)	—	—	1.9	—

Total securities available-for-sale	4,339.9	(98.1)	519.4	(373.9)	427.0	(122.3)	4,692.0	—
Mortgage loans held for sale	63.0	4.6	—	(14.3)	—	—	53.3	4.3

Total investments	4,402.9	(93.5)	519.4	(388.2)	427.0	(122.3)	4,745.3	4.3
Derivative assets	473.9	(109.6)	—	27.6	—	—	391.9	(107.6)
Separate account assets[4,6]	2,176.7	(298.3)	—	(10.2)	0.4	(484.7)	1,383.9	(294.8)

Total assets	$7,053.5	$(501.4)	$519.4	$(370.8)	$427.4	$(607.0)	$6,521.1	$(398.1)

Liabilities
Future policy benefits and claims[5]	$(780.1)	$260.2	$—	$(1.9)	$—	$—	$(521.8)	$260.2
Derivative liabilities	(9.5)	3.6	—	—	—	—	(5.9)	3.6

Total liabilities	$(789.6)	$263.8	$—	$(1.9)	$—	$—	$(527.7)	$263.8

[1]

Includes gains and losses on sales of financial instruments, changes in market value of certain instruments and other-than-temporary impairments. The net unrealized loss on separate account assets is attributable to contractholders and, therefore, is not included in the Company’s earnings.

[2]	Includes changes in market value of certain instruments.

[3]

Includes certain collateralized mortgage obligations, residential mortgage-backed securities, commercial mortgage-backed securities, other ABSs, certain broker or internally priced securities, and securities that are at or near default based on designations assigned by the National Association of Insurance Commissioners (NAIC) (see Note 6 for a discussion of NAIC designations). Equity securities represent holdings in non-registered mutual funds with significant unobservable inputs.

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

NATIONWIDE LIFE INSURANCE COMPANY AND SUBSIDIARIES

(a wholly-owned subsidiary of Nationwide Financial Services, Inc.)

Notes to Condensed Consolidated Financial Statements (Unaudited), Continued

September 30, 2009 and 2008

[5]

Relates to GMAB, GLWB and hybrid GMAB/GLWB embedded derivatives associated with contracts with living benefit riders. This balance also includes embedded derivatives associated with EIAs. Related derivatives are internally valued. The valuation of guaranteed minimum benefit embedded derivatives is based on capital market and actuarial assumptions, including risk margin considerations reflecting policyholder behavior. The Company uses both observable and unobservable inputs, such as published swap rates and historical volatilities as well as implied volatilities, in its capital market assumptions. Actuarial assumptions, including lapse behavior and mortality rates, are either based on annuity experience or pricing assumptions if experience has not yet developed.

[6]	The value of separate account liabilities is set to equal the fair value of separate account assets.

		Net investment gains (losses)						Change in unrealized gains (losses) in earnings due to assets still held
(in millions)	Balance as of December 31, 2008	In earnings (realized and unrealized)[1]	In OCI (unrealized)[2]	Purchases, issuances, sales and settlements	Transfers in to Level 3	Transfers out of Level 3	Balance as of September 30, 2009
Assets
Investments:
Securities available-for-sale[3]:
Fixed maturity securities
Corporate securities	$1,238.3	$(56.0)	$222.3	$(259.9)	$369.3	$(153.4)	$1,360.6	$—
Residential mortgage-backed securities	2,787.4	(107.3)	415.0	(408.9)	0.9	(1.7)	2,685.4	—
Commercial mortgage-backed securities	225.9	(18.9)	91.0	(1.5)	46.4	(85.4)	257.5	—
Collateralized debt obligations	249.2	(44.9)	56.6	(6.9)	—	(15.8)	238.2	—
Other asset-backed securities	107.8	(11.4)	23.2	(5.7)	39.3	(4.8)	148.4	—

Total fixed maturity securities	4,608.6	(238.5)	808.1	(682.9)	455.9	(261.1)	4,690.1	—
Equity securities	9.9	1.4	1.3	(2.4)	—	(8.3)	1.9	—

Total securities available-for-sale	4,618.5	(237.1)	809.4	(685.3)	455.9	(269.4)	4,692.0	—
Mortgage loans held for sale	124.5	(4.5)	—	(66.7)	—	—	53.3	0.6

Total investments	4,743.0	(241.6)	809.4	(752.0)	455.9	(269.4)	4,745.3	0.6
Derivative assets	597.6	(252.3)	(12.0)	58.6	—	—	391.9	(250.2)
Separate account assets[4,6]	2,136.6	(189.0)	—	(16.1)	16.7	(564.3)	1,383.9	(182.7)

Total assets	$7,477.2	$(682.9)	$797.4	$(709.5)	$472.6	$(833.7)	$6,521.1	$(432.3)

Liabilities
Future policy benefits and claims[5]	$(1,739.7)	$1,224.6	$—	$(6.7)	$—	$—	$(521.8)	$1,224.6
Derivative liabilities	(4.2)	(1.7)	—	—	—	—	(5.9)	(1.7)

Total liabilities	$(1,743.9)	$1,222.9	$—	$(6.7)	$—	$—	$(527.7)	$1,222.9

[1]

Includes gains and losses on sales of financial instruments, changes in market value of certain instruments and other-than-temporary impairments. The net unrealized gain on separate account assets is attributable to contractholders and, therefore, is not included in the Company’s earnings.

[2]	Includes changes in market value of certain instruments.

[3]

Includes certain collateralized mortgage obligations, residential mortgage-backed securities, commercial mortgage-backed securities, other ABSs, certain broker or internally priced securities, and securities that are at or near default based on designations assigned by the National Association of Insurance Commissioners (NAIC) (see Note 6 for a discussion of NAIC designations). Equity securities represent holdings in non-registered mutual funds with significant unobservable inputs.

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

NATIONWIDE LIFE INSURANCE COMPANY AND SUBSIDIARIES

(a wholly-owned subsidiary of Nationwide Financial Services, Inc.)

Notes to Condensed Consolidated Financial Statements (Unaudited), Continued

September 30, 2009 and 2008

[5]

Relates to GMAB, GLWB and hybrid GMAB/GLWB embedded derivatives associated with contracts with living benefit riders. This balance also includes embedded derivatives associated with EIAs. Related derivatives are internally valued. The valuation of guaranteed minimum benefit embedded derivatives is based on capital market and actuarial assumptions, including risk margin considerations reflecting policyholder behavior. The Company uses both observable and unobservable inputs, such as published swap rates and historical volatilities as well as implied volatilities, in its capital market assumptions. Actuarial assumptions, including lapse behavior and mortality rates, are either based on annuity experience or pricing assumptions if experience has not yet developed.

[6]	The value of separate account liabilities is set to equal the fair value of separate account assets.

The following tables summarize financial instruments for which the Company used significant unobservable inputs (Level 3) to determine fair value measurements for the three and nine months ended September 30, 2008:

		Net investment gains (losses)						Change in unrealized gains (losses) in earnings due to assets still held
(in millions)	Balance as of June 30, 2008	In earnings (realized and unrealized)[1]	In OCI (unrealized)[2]	Purchases, issuances, sales and settlements	Transfers in to Level 3	Transfers out of Level 3	Balance as of September 30, 2008
Assets
Investments:
Securities available-for-sale[3]:
Fixed maturity securities
Corporate securities	$1,497.5	$(65.7)	$(83.9)	$(53.8)	$375.7	$(99.2)	$1,570.6	$—
Residential mortgage-backed securities	191.7	(34.9)	5.9	(8.0)	65.0	(71.3)	148.4	—
Commercial mortgage-backed securities	25.0	—	0.2	(0.9)	—	(4.9)	19.4	—
Collateralized debt obligations	549.4	(146.4)	84.7	(30.7)	6.7	(7.7)	456.0	—
Other asset-backed securities	143.8	(4.7)	(1.2)	(5.4)	—	(13.9)	118.6	—

Total fixed maturity securities	2,407.4	(251.7)	5.7	(98.8)	447.4	(197.0)	2,313.0	—
Equity securities	2.6	(51.5)	2.9	10.7	50.7	—	15.4	—

Total securities available-for-sale	2,410.0	(303.2)	8.6	(88.1)	498.1	(197.0)	2,328.4	—
Mortgage loans held for sale	90.7	(22.8)	—	74.0	—	—	141.9	(22.8)

Total investments	2,500.7	(326.0)	8.6	(14.1)	498.1	(197.0)	2,470.3	(22.8)
Derivative assets	229.7	88.1	7.1	(21.0)	—	—	303.9	76.5
Separate account assets[4,6]	568.3	(208.7)	—	—	2.5	(2.7)	359.4	(207.7)

Total assets	$3,298.7	$(446.6)	$15.7	$(35.1)	$500.6	$(199.7)	$3,133.6	$(154.0)

Liabilities
Future policy benefits and claims[5]	$(222.0)	$(285.5)	$—	$(2.3)	$—	$—	$(509.8)	$(285.5)
Derivative liabilities	(25.3)	13.5	—	—	—	—	(11.8)	13.5

Total liabilities	$(247.3)	$(272.0)	$—	$(2.3)	$—	$—	$(521.6)	$(272.0)

[1]

Includes gains and losses on sales of financial instruments, changes in market value of certain instruments and other-than-temporary impairments. The net unrealized loss on separate account assets is attributable to contractholders and, therefore, is not included in the Company’s earnings.

[2]	Includes changes in market value of certain instruments.

[3]

Includes certain collateralized mortgage obligations, residential mortgage-backed securities, commercial mortgage-backed securities, other ABSs, certain broker or internally priced securities, and securities that are at or near default based on designations assigned by the National Association of Insurance Commissioners (NAIC) (see Note 6 for a discussion of NAIC designations). Equity securities represent holdings in non-registered mutual funds with significant unobservable inputs.

NATIONWIDE LIFE INSURANCE COMPANY AND SUBSIDIARIES

(a wholly-owned subsidiary of Nationwide Financial Services, Inc.)

Notes to Condensed Consolidated Financial Statements (Unaudited), Continued

September 30, 2009 and 2008

[4]

Comprised of non-registered mutual funds with significant unobservable and/or liquidity restrictions. The net unrealized investment loss on these non-registered mutual funds is attributable to contractholders and, therefore, is not included in the Company’s earnings.

[5]

Relates to GMAB, GLWB and hybrid GMAB/GLWB embedded derivatives associated with contracts with living benefit riders. This balance also includes embedded derivatives associated with EIAs. Related derivatives are internally valued. The valuation of guaranteed minimum benefit embedded derivatives is based on capital market and actuarial assumptions, including risk margin considerations reflecting policyholder behavior. The Company uses both observable and unobservable inputs, such as published swap rates and historical volatilities as well as implied volatilities, in its capital market assumptions. Actuarial assumptions, including lapse behavior and mortality rates, are either based on annuity experience or pricing assumptions if experience has not yet developed.

[6]	The value of separate account liabilities is set to equal the fair value of separate account assets.

		Net investment gains (losses)						Change in unrealized gains (losses) in earnings due to assets still held
(in millions)	Balance as of December 31, 2007	In earnings (realized and unrealized)[1]	In OCI (unrealized)[2]	Purchases, issuances, sales and settlements	Transfers in to Level 3	Transfers out of Level 3	Balance as of September 30, 2008
Assets
Investments:
Securities available-for-sale[3]:
Fixed maturity securities
Corporate securities	$1,435.5	$(84.8)	$(161.3)	$(186.1)	$723.6	$(156.3)	$1,570.6	$—
Residential mortgage-backed securities	190.5	(89.0)	(1.2)	(6.3)	119.9	(65.5)	148.4	—
Commercial mortgage-backed securities	80.3	(0.4)	0.4	(7.5)	—	(53.4)	19.4	—
Collateralized debt obligations	532.6	(203.7)	(9.9)	(9.2)	187.2	(41.0)	456.0	—
Other asset-backed securities	121.6	(0.8)	(16.5)	(38.2)	73.8	(21.3)	118.6	—

Total fixed maturity securities	2,360.5	(378.7)	(188.5)	(247.3)	1,104.5	(337.5)	2,313.0	—
Equity securities	1.4	(51.5)	(3.4)	26.6	42.3	—	15.4	—

Total securities available-for-sale	2,361.9	(430.2)	(191.9)	(220.7)	1,146.8	(337.5)	2,328.4	—
Mortgage loans held for sale	86.1	(32.0)	—	87.8	—	—	141.9	(32.0)
Short-term investments	371.9	—	—	—	—	(371.9)	—	—

Total investments	2,819.9	(462.2)	(191.9)	(132.9)	1,146.8	(709.4)	2,470.3	(32.0)
Derivative assets	166.6	99.0	8.3	30.0	—	—	303.9	96.6
Separate account assets[4,6]	2,258.3	(873.0)	—	765.1	4.2	(1,795.2)	359.4	(859.7)

Total assets	$5,244.8	$(1,236.2)	$(183.6)	$662.2	$1,151.0	$(2,504.6)	$3,133.6	$(795.1)

Liabilities
Future policy benefits and claims[5]	$(128.9)	$(374.9)	$—	$(6.0)	$—	$—	$(509.8)	$(374.9)
Derivative liabilities	(16.3)	5.4	—	(0.9)	—	—	(11.8)	4.3

Total liabilities	$(145.2)	$(369.5)	$—	$(6.9)	$—	$—	$(521.6)	$(370.6)

[1]

Includes gains and losses on sales of financial instruments, changes in market value of certain instruments and other-than-temporary impairments. The net unrealized loss on separate account assets is attributable to contractholders and, therefore, is not included in the Company’s earnings.

[2]	Includes changes in market value of certain instruments.

[3]

Includes certain collateralized mortgage obligations, residential mortgage-backed securities, commercial mortgage-backed securities, other ABSs, certain broker or internally priced securities and securities that are at or near default based on designations assigned by the National Association of Insurance Commissioners (NAIC) (see Note 6 for a discussion of NAIC designations). Equity securities represent holdings in non-registered mutual funds with significant unobservable inputs.

NATIONWIDE LIFE INSURANCE COMPANY AND SUBSIDIARIES

(a wholly-owned subsidiary of Nationwide Financial Services, Inc.)

Notes to Condensed Consolidated Financial Statements (Unaudited), Continued

September 30, 2009 and 2008

[4]

Comprised of non-registered mutual funds with significant unobservable and/or liquidity restrictions. The net unrealized investment loss on these non-registered mutual funds is attributable to contractholders and, therefore, is not included in the Company’s earnings.

[5]

Relates to GMAB, GLWB and hybrid GMAB/GLWB embedded derivatives associated with contracts with living benefit riders. This balance also includes embedded derivatives associated with EIAs. Related derivatives are internally valued. The valuation of guaranteed minimum benefit embedded derivatives is based on capital market and actuarial assumptions, including risk margin considerations reflecting policyholder behavior. The Company uses both observable and unobservable inputs, such as published swap rates and historical volatilities as well as implied volatilities, in its capital market assumptions. Actuarial assumptions, including lapse behavior and mortality rates, are either based on annuity experience or pricing assumptions if experience has not yet developed.

[6]	The value of separate account liabilities is set to equal the fair value of separate account assets.

Transfers

The Company reviews its fair value hierarchy classifications quarterly. Changes in observability of significant valuation inputs identified during these reviews may trigger reclassification of fair value hierarchy levels of financial assets and liabilities. These reclassifications will be reported as transfers in/out of Level 3 in the beginning of the period in which the change occurs. During the first three quarters of 2009, transfers into Level 3 were driven by investments in corporate securities and commercial mortgage-backed securities, primarily due to ratings downgrades, as well as changes in pricing sources from corporate pricing matrix based to utilizing broker quotes or internal valuation techniques. During the first three quarters of 2009, additional observable inputs were obtained on assets previously considered Level 3, which led to transfers out of Level 3.

Fair Value on a Nonrecurring Basis

In the third quarter of 2009, certain mortgage loans on real estate held for investment were measured at the estimated fair value of the collateral on a non-recurring basis in periods subsequent to initial recognition due to these loans having specific reserves applied to them during the period. The application of these specific reserves adjusts the amortized cost basis of the loan to the estimated fair value of the collateral. The estimated fair value of the collateral was $20.1 million as of September 30, 2009.

Financial Instruments Not Carried at Fair Value

In estimating fair value for its disclosures for financial instruments not carried at fair value (and not included in the fair value disclosures above), the Company used the following methods and assumptions:

Mortgage loans on real estate held for investment, net: The fair values of mortgage loans held for investment on real estate are estimated using discounted cash flow analyses based on interest rates currently being offered for similar loans to borrowers with similar credit ratings. Loans with similar characteristics are aggregated for purposes of the calculations. As commercial mortgage loans held for sale are included in the above fair value disclosure, they are excluded from financial instruments not carried at fair value in the table below.

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

September 30, 2009 and 2008

Long-term debt, payable to Nationwide Financial Services, Inc. (NFS): The fair values for long-term debt are based on estimated market prices.

Long-term debt, payable to NLICA: The carrying amount reported in the consolidated balance sheets approximates fair value as the note was issued on September 30, 2009.

The following table summarizes the carrying values and estimated fair values of financial instruments subject to disclosure requirements as of the dates indicated:

	September 30, 2009		December 31, 2008
(in millions)	Carrying value	Estimated fair value	Carrying value	Estimated fair value
Assets:
Investments:
Mortgage loans on real estate held for investment, net	$6,464.7	$5,727.7 [1]	$7,065.4	$6,335.3
Policy loans	725.8	725.8	767.4	767.4

Liabilities:
Investment contracts	(18,712.2)	(18,760.5)	(19,407.8)	(18,905.4)
Short-term debt	(150.0)	(150.0)	(249.7)	(249.7)
Long-term debt, payable to NFS	(700.0)	(695.4)	(700.0)	(568.7)
Long-term debt, payable to NLICA	(200.0)	(200.0)	—	—

[1]	Includes $20.1 million of mortgage loans held for investment valued at fair value on a nonrecurring basis.

NATIONWIDE LIFE INSURANCE COMPANY AND SUBSIDIARIES

(a wholly-owned subsidiary of Nationwide Financial Services, Inc.)

Notes to Condensed Consolidated Financial Statements (Unaudited), Continued

September 30, 2009 and 2008

(5)	Derivative Financial Instruments

Qualitative Disclosures

The Company is required to recognize all of its derivative instruments as either assets or liabilities at fair value. The accounting for changes in the fair value (e.g. gains or losses) of a derivative instrument depends on whether it has been designated and qualifies as part of a hedging relationship, and further, on the type of hedging relationship.

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

For derivative instruments that are not designated as a hedging instrument, the gain or loss on the derivative instrument is recognized in net realized investment gains and losses.

The Company periodically evaluates the risks within the derivative portfolios due to credit exposure. When evaluating this risk, the Company considers several factors which include, but are not limited to, the counterparty risk associated with derivative receivables, the Company’s own credit as it relates to derivative payables, the collateral thresholds associated with each counterparty, and changes in relevant market data in order to gain insight into the probability of default by the counterparty. In addition, the effect that the Company’s exposure to credit risk could have on the effectiveness of the Company’s hedging relationships is considered. As of September 30, 2009, the impact of the exposure to credit risk on both the fair value measurement of derivative assets and liabilities and the effectiveness of the Company’s hedging relationships was immaterial.

As of September 30, 2009 and December 31, 2008, the Company had received $582.3 million and $1.02 billion, respectively, of cash for derivative collateral, which is in turn invested in short-term investments. The Company also held $33.9 million and $35.4 million of securities as off-balance sheet collateral on derivative transactions as of September 30, 2009 and December 31, 2008, respectively. As of September 30, 2009 and December 31, 2008, the Company had pledged fixed maturity securities with a fair value of $47.6 million and $24.5 million, respectively, as collateral to various derivative counterparties. There are no contingent features associated with the Company’s derivative instruments which would require additional collateral to be pledged to counterparties.

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

NATIONWIDE LIFE INSURANCE COMPANY AND SUBSIDIARIES

(a wholly-owned subsidiary of Nationwide Financial Services, Inc.)

Notes to Condensed Consolidated Financial Statements (Unaudited), Continued

September 30, 2009 and 2008

In using these interest rate swaps, the Company receives fixed interest rate payments and makes variable rate payments. The variable interest paid on the swap is intended to match the variable interest received on the investment, resulting in the Company receiving the fixed interest payments on the swap. The net receipt of a fixed rate will offset the fixed rate paid on the liability. These interest rate swaps are designated as hedging instruments in cash flow hedging relationships.

The Company periodically participates in a U.S. denominated medium-term note (MTN) program. Under this program, NLIC issues funding agreements to an unconsolidated third party trust to secure notes issued to investors by the trust. The proceeds from these funding agreements are generally used to purchase fixed rate assets (generally available-for-sale corporate bonds, available-for-sale private placement bonds or held for investment commercial mortgage loans). In a rising interest rate environment, the Company is exposed to narrowing margins as interest expense will increase while interest income remains constant. To manage this risk, the Company has entered into pay fixed/receive variable interest rate swaps. The interest rate swap agreement utilized by the Company effectively modifies its exposure to interest rate risk by converting the Company’s floating rate funding agreements associated with the MTN program to a fixed rate, thus reducing the impact of interest rate changes on future interest expense. These interest rate swaps are designated as hedging instruments in cash flow hedging relationships.

The Company also periodically enters into fixed rate commercial mortgage loan and private placement commitments or commitments to purchase fixed rate assets (generally available-for-sale corporate bonds, available-for-sale private placement bonds and held for investment commercial mortgage loans). The Company is exposed to declining values of the assets due to rising interest rates. In an effort to manage this risk, the Company enters into short U.S. Treasury futures and/or interest rate swaps. As interest rates change, the increase or decrease in the value of the derivative instrument will offset the changes in value of the asset (relative to interest rates). These futures and swaps are designated as hedging instruments in fair value hedging relationships.

Derivatives Qualifying for Hedge Accounting – Foreign Currency Risk Management

The Company purchases foreign-denominated fixed rate assets and the associated investment income is exposed to changes in the exchange rates of the foreign currencies. To manage this risk, the Company has entered into pay fixed foreign currency/receive fixed U.S. cross-currency swaps. As foreign exchange rates change, the increase or decrease in the cash flows of the derivative instrument will offset the changes in the functional-currency equivalent cash flows of the asset. These cross-currency swaps are designated as hedging instruments in cash flow hedging relationships.

The Company also purchases foreign-denominated fixed rate assets, funded with proceeds from funding agreements under a variable rate U.S.-denominated MTN program. The value of these investments is exposed to both changes in the exchange rates of the foreign currencies and changes in interest rates. To manage this risk, the Company has entered into pay fixed foreign currency/receive variable U.S. cross-currency interest rate swaps. As foreign exchange rates and interest rates change, the increase or decrease in the value of the derivative instrument will offset the changes in the asset’s value (relative to foreign currency and interest rate changes). These cross-currency interest rate swaps are designated as hedging instruments in fair value hedging relationships.

In addition, the Company periodically participates in a fixed rate foreign denominated MTN program. Under this program, NLIC issues funding agreements to an unconsolidated third party trust to secure notes issued to investors by the trust, and the value of these liabilities is exposed to both changes in the exchange rates of the foreign currencies and changes in interest rates. To manage this risk, the Company has entered into receive fixed foreign currency/pay variable U.S. cross-currency interest rate swaps. As foreign exchange rates and interest rates change, the increase or decrease in the value of the derivative instrument will offset the changes in the liability’s value (relative to foreign currency and interest rate changes). These cross-currency interest rate swaps are designated as hedging instruments in fair value hedging relationships.

NATIONWIDE LIFE INSURANCE COMPANY AND SUBSIDIARIES

(a wholly-owned subsidiary of Nationwide Financial Services, Inc.)

Notes to Condensed Consolidated Financial Statements (Unaudited), Continued

September 30, 2009 and 2008

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

The Company may use pay fixed/receive variable interest rate swaps to hedge the value of a portfolio of fixed-rate assets, relative to changes in interest rates. The interest rate swaps mitigate the risk of a loss of value due to increasing interest rates, with the fluctuations in the fair values of the derivatives offsetting changes in the fair values of the portfolios resulting from changes in interest rates.

The Company offers a variety of variable annuity programs with a guaranteed minimum balance or guaranteed withdrawal benefits, and options are utilized to economically hedge a portion of these products. See Derivatives Not Qualifying for Hedge Accounting – Equity Market Risk Management below for further explanation. As interest rates are a component of the option’s value, the effectiveness of economically hedging the annuity products may be adversely affected by changes in interest rates. The Company enters into interest rate swaps to mitigate this risk. The fluctuation in the fair values of the derivatives offsets the changes in the fair values of the options resulting from changes in interest rates.

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

September 30, 2009 and 2008

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

NATIONWIDE LIFE INSURANCE COMPANY AND SUBSIDIARIES

(a wholly-owned subsidiary of Nationwide Financial Services, Inc.)

Notes to Condensed Consolidated Financial Statements (Unaudited), Continued

September 30, 2009 and 2008

Quantitative Disclosures

The following table presents the fair value of derivative instruments, location of the related instruments in the condensed consolidated balance sheets and the related notional amounts of the derivative instruments as of September 30, 2009:

	Derivative assets			Derivative liabilities
(in millions)	Balance sheet location	Fair value	Notional	Balance sheet location	Fair value	Notional
Derivatives designated as hedging instruments:
Interest rate contracts	Other assets	$4.5	$85.0	Other liabilities	$82.2	$1,331.2
Currency/interest rate swaps	Other assets	36.7	94.5	Other liabilities	41.9	230.6

Total derivatives designated as hedging instruments		41.2	179.5		124.1	1,561.8

Derivatives not designated as hedging instruments:
Interest rate contracts	Other assets	434.0	6,878.6	Other liabilities	261.1	5,133.1
Currency/interest rate swaps	Other assets	0.2	1.4	Other liabilities	—	—
Credit default swaps	Other assets	0.9	54.2	Other liabilities	6.9	81.5
Total return swaps	Other assets	1.5	60.0	Other liabilities	5.4	401.0
Equity contracts	Other assets	391.9	2,473.2	Other liabilities	20.1	1,171.4
Embedded derivatives on guaranteed benefit annuity programs	N/A	—	—	Future policy benefits and claims	521.8	N/A
Other embedded derivatives	N/A	—	—	Other liabilities	5.9	N/A

Total derivatives not designated as hedging instruments		828.5	9,467.4		821.2	6,787.0

Total derivatives		$869.7	$9,646.9		$945.3	$8,348.8

NATIONWIDE LIFE INSURANCE COMPANY AND SUBSIDIARIES

(a wholly-owned subsidiary of Nationwide Financial Services, Inc.)

Notes to Condensed Consolidated Financial Statements (Unaudited), Continued

September 30, 2009 and 2008

The following table presents the gains (losses) for derivative instruments designated and qualifying as hedging instruments in fair value hedges and the location of these instruments in the condensed consolidated financial statements for the periods indicated:

(in millions)	Location of gain (loss) recognized on derivatives	Amount of gain (loss) recognized on derivatives[1]
Three months ended September 30, 2009:
Derivatives in fair value hedging relationships:
Interest rate contracts	Net realized investment gains (losses)	$(2.4)
Currency/interest rate swap	Net realized investment gains (losses)	0.5

Total		$(1.9)

Underlying hedged items in fair value hedge relationships:
Interest rate contracts	Net realized investment gains (losses)	$(2.2)
Currency/interest rate swap	Net realized investment gains (losses)	(0.5)

Total		$(2.7)

Nine months ended September 30, 2009:
Derivatives in fair value hedging relationships:
Interest rate contracts	Net realized investment gains (losses)	$18.1
Currency/interest rate swap	Net realized investment gains (losses)	(3.6)

Total		$14.5

Underlying hedged items in fair value hedge relationships:
Interest rate contracts	Net realized investment gains (losses)	$(27.0)
Currency/interest rate swap	Net realized investment gains (losses)	3.0

Total		$(24.0)

[1]	Includes gains and losses recognized on terminating or unwinding fair value hedging relationships.

NATIONWIDE LIFE INSURANCE COMPANY AND SUBSIDIARIES

(a wholly-owned subsidiary of Nationwide Financial Services, Inc.)

Notes to Condensed Consolidated Financial Statements (Unaudited), Continued

September 30, 2009 and 2008

The following table presents the gains (losses) for derivative instruments designated and qualifying as hedging instruments in cash flow hedges and the location of these instruments in the condensed consolidated financial statements for the periods indicated:

(in millions)	Amount of gain (loss) recognized in OCI on derivatives	Location of gain (loss) reclassified from AOCI into income[1]	Amount of gain (loss) reclassified from AOCI into income[3]	Location of gain (loss) recognized in income on derivatives[2]	Amount of realized gain (loss) recognized in income on derivatives[2,3]
Three months ended September 30, 2009:
Derivatives in cash flow hedging relationships:
Interest rate contracts	$2.2	Interest credited to policyholder accounts	$(1.2)	Net realized investment gains (losses)	$—
Currency/interest rate swap	(1.9)	Net realized investment gains (losses)	—	Net realized investment gains (losses)	(0.3)
Currency	(6.7)	Net realized investment gains (losses)	0.1	Net realized investment gains (losses)	—

Total	$(6.4)		$(1.1)		$(0.3)

Nine months ended September 30, 2009:
Derivatives in cash flow hedging relationships:
Interest rate contracts	$8.5	Interest credited to policyholder accounts	$(3.6)	Net realized investment gains (losses)	$—
Currency/interest rate swap	(4.1)	Net realized investment gains (losses)	(10.9)	Net realized investment gains (losses)	(1.2)
Currency	(16.9)	Net realized investment gains (losses)	0.1	Net realized investment gains (losses)	(2.9)
Other embedded derivatives	(12.0)	N/A	—	N/A	—

Total	$(24.5)		$(14.4)		$(4.1)

[1]	Effective portion.

[2]	Ineffective portion and amounts excluded from the measurement of ineffectiveness.

[3]	Excludes periodic settlements in interest rate contracts.

NATIONWIDE LIFE INSURANCE COMPANY AND SUBSIDIARIES

(a wholly-owned subsidiary of Nationwide Financial Services, Inc.)

Notes to Condensed Consolidated Financial Statements (Unaudited), Continued

September 30, 2009 and 2008

The following table presents the gains (losses) for derivative instruments not designated and qualifying as hedging instruments and the location of these instruments in the condensed consolidated financial statements for the periods indicated:

(in millions)	Location of gain (loss) in income on derivatives	Amount of realized gain (loss) recognized in income on derivatives[1]
Three months ended September 30, 2009:
Derivatives not designated as hedging instruments:
Interest rate contracts	Net realized investment gains (losses)	$(2.0)
Currency/interest rate swaps	Net realized investment gains (losses)	(0.1)
Credit default swaps	Net realized investment gains (losses)	1.2
Equity total return swaps	Net realized investment gains (losses)	(6.0)
Equity contracts	Net realized investment gains (losses)	(325.0)
Embedded derivatives on guaranteed benefit annuity programs	Net realized investment gains (losses)	263.8
Other embedded derivatives	Net realized investment gains (losses)	4.0

Total		$(64.1)

Nine months ended September 30, 2009:
Derivatives not designated as hedging instruments:
Interest rate contracts	Net realized investment gains (losses)	$(193.9)
Currency/interest rate swaps	Net realized investment gains (losses)	3.3
Credit default swaps	Net realized investment gains (losses)	3.7
Equity total return swaps	Net realized investment gains (losses)	10.6
Equity contracts	Net realized investment gains (losses)	(592.6)
Embedded derivatives on guaranteed benefit annuity programs	Net realized investment gains (losses)	1,220.9
Other embedded derivatives	Net realized investment gains (losses)	(1.3)

Total		$450.7

[1]	Excludes net interest settlements in interest rate contracts and other revenue on embedded derivatives on guaranteed benefit annuity programs.

In addition to the net realized investment gains (losses) listed in the previous tables, $(89.6) million and $(132.3) million, respectively, of net interest settlements on all derivative instruments and $15.6 million and $41.7 million, respectively, of other revenue on embedded derivatives on guaranteed benefit annuity programs are also recorded in net realized investment gains (losses) for the three and nine months ended September 30, 2009.

NATIONWIDE LIFE INSURANCE COMPANY AND SUBSIDIARIES

(a wholly-owned subsidiary of Nationwide Financial Services, Inc.)

Notes to Condensed Consolidated Financial Statements (Unaudited), Continued

September 30, 2009 and 2008

Credit Derivatives

The Company had exposure to credit protection contracts for the periods ended September 30, 2009 and December 31, 2008. The Company had experienced no losses on credit protection contracts as of September 30, 2009 and 2008. The following table presents the Company’s outstanding exposure to credit protection contracts, all of which are related to corporate debt instruments, as of the dates indicated, by contract maturity and industry exposure:

	Less than or equal to one year		One to three years		Three to five years		Total
(in millions)	Maximum potential risk	Estimated fair value	Maximum potential risk	Estimated fair value	Maximum potential risk	Estimated fair value	Maximum potential risk	Estimated fair value
September 30, 2009:
Single sector exposure:
Consumer goods	$—	$—	$—	$—	$—	$—	$—	$—
Financial	35.0	(5.9)	9.0	(0.2)	—	—	44.0	(6.1)
Oil & gas pipelines	15.0	—	—	—	—	—	15.0	—
Services	—	—	—	—	35.0	0.7	35.0	0.7
Utilities	—	—	—	—	—	—	—	—

Total single sector exposure	50.0	(5.9)	9.0	(0.2)	35.0	0.7	94.0	(5.4)

Index exposure:
Corporate bonds	—	—	—	—	—	—	—	—

Total index exposure	—	—	—	—	—	—	—	—

Total	$50.0	$(5.9)	$9.0	$(0.2)	$35.0	$0.7	$94.0	$(5.4)

December 31, 2008:
Single sector exposure:
Consumer goods	$—	$—	$6.0	$(0.8)	$—	$—	$6.0	$(0.8)
Financial	—	—	35.0	(5.8)	13.0	(0.5)	48.0	(6.3)
Oil & gas pipelines	10.0	—	15.0	(0.8)	—	—	25.0	(0.8)
Services	—	—	—	—	35.0	(3.0)	35.0	(3.0)
Utilities	4.5	—	—	—	—	—	4.5	—

Total single sector exposure	14.5	—	56.0	(7.4)	48.0	(3.5)	118.5	(10.9)

Index exposure:
Corporate bonds	—	—	—	—	110.9	(0.3)	110.9	(0.3)

Total index exposure	—	—	—	—	110.9	(0.3)	110.9	(0.3)

Total	$14.5	$—	$56.0	$(7.4)	$158.9	$(3.8)	$229.4	$(11.2)

NATIONWIDE LIFE INSURANCE COMPANY AND SUBSIDIARIES

(a wholly-owned subsidiary of Nationwide Financial Services, Inc.)

Notes to Condensed Consolidated Financial Statements (Unaudited), Continued

September 30, 2009 and 2008

(6)	Investments

Fixed Maturity Securities and Equity Securities Available-for-Sale

The following table summarizes the amortized cost, gross unrealized gains and losses, and estimated fair values of securities available-for-sale as of the dates indicated:

(in millions)	Amortized cost	Gross unrealized gains	Gross unrealized losses	Estimated fair value
September 30, 2009:
Fixed maturity securities:
U.S. Treasury securities and obligations of U.S. Government corporations	$133.1	$14.4	$—	$147.5
U. S. Government agencies	403.4	69.7	—	473.1
Obligations of states and political subdivisions	321.7	11.5	7.5	325.7
Debt securities issued by foreign governments	53.8	6.2	—	60.0
Corporate securities
Public	9,956.4	601.8	189.0	10,369.2
Private	4,311.2	193.6	103.5	4,401.3
Residential mortgage-backed securities	5,577.3	103.5	653.9	5,026.9
Commercial mortgage-backed securities	1,151.7	8.5	201.2	959.0
Collateralized debt obligations	544.5	13.0	211.4	346.1
Other asset-backed securities	435.9	10.2	42.6	403.5

Total fixed maturity securities	22,889.0	1,032.4	1,409.1	22,512.3
Equity securities	20.2	5.3	1.3	24.2

Total securities available-for-sale	$22,909.2	$1,037.7	$1,410.4	$22,536.5

December 31, 2008:
Fixed maturity securities:
U.S. Treasury securities and obligations of U.S. Government corporations	$44.8	$16.7	$—	$61.5
U. S. Government agencies	401.1	91.6	—	492.7
Obligations of states and political subdivisions	223.0	1.5	7.4	217.1
Debt securities issued by foreign governments	33.9	5.0	—	38.9
Corporate securities
Public	8,039.6	94.6	974.6	7,159.6
Private	4,543.4	43.9	367.7	4,219.6
Residential mortgage-backed securities	6,081.8	75.1	818.3	5,338.6
Commercial mortgage-backed securities	1,256.9	0.6	404.5	853.0
Collateralized debt obligations	551.6	6.3	237.7	320.2
Other asset-backed securities	644.8	3.4	102.2	546.0

Total fixed maturity securities	21,820.9	338.7	2,912.4	19,247.2
Equity securities	30.9	0.7	5.1	26.5

Total securities available-for-sale	$21,851.8	$339.4	$2,917.5	$19,273.7

NATIONWIDE LIFE INSURANCE COMPANY AND SUBSIDIARIES

(a wholly-owned subsidiary of Nationwide Financial Services, Inc.)

Notes to Condensed Consolidated Financial Statements (Unaudited), Continued

September 30, 2009 and 2008

The market value of the Company’s general account investments may fluctuate significantly in response to changes in interest rates, investment quality ratings and credit spreads. The Company does not have the intent to sell, nor is it more likely than not that the Company will be required to sell debt securities in unrealized loss positions that are not other-than-temporarily impaired before recovery. The Company may realize investment losses to the extent its liquidity needs require the disposition of general account fixed maturity securities in unfavorable interest rate, liquidity or credit spread environments.

For securities available-for-sale as of the dates indicated, the following table summarizes the Company’s gross unrealized losses based on the amount of time each type of security has been in an unrealized loss position:

	Less than or equal to one year			More than one year			Total
(in millions, except number of securities)	Estimated fair value	Gross unrealized losses	Number of securities	Estimated fair value	Gross unrealized losses	Number of securities	Estimated fair value	Gross unrealized losses	Number of securities
September 30, 2009:
Fixed maturity securities:
Obligations of states and political subdivisions	10.0	0.4	3	80.4	7.1	11	90.4	7.5	14
Corporate securities
Public	665.3	23.7	145	1,269.4	165.3	214	1,934.7	189.0	359
Private	227.1	14.3	47	1,051.4	89.2	81	1,278.5	103.5	128
Residential mortgage-backed securities	300.1	82.7	53	2,417.1	571.2	353	2,717.2	653.9	406
Commercial mortgage-backed securities	11.1	0.2	2	663.7	201.0	110	674.8	201.2	112
Collateralized debt obligations	85.7	38.6	20	217.3	172.8	40	303.0	211.4	60
Other asset-backed securities	5.5	0.7	11	229.7	41.9	33	235.2	42.6	44

Total fixed maturity securities	1,304.8	160.6	281	5,929.0	1,248.5	842	7,233.8	1,409.1	1,123
Equity securities	8.3	0.7	28	2.5	0.6	57	10.8	1.3	85

Total	$1,313.1	$161.3	309	$5,931.5	$1,249.1	899	$7,244.6	$1,410.4	1,208

December 31, 2008:
Fixed maturity securities:
Obligations of states and political subdivisions	$94.9	$3.5	16	$29.3	$3.9	9	$124.2	$7.4	25
Corporate securities
Public	3,650.9	632.9	616	1,251.4	341.7	257	4,902.3	974.6	873
Private	2,099.8	259.9	222	834.8	107.8	87	2,934.6	367.7	309
Residential mortgage-backed securities	742.7	176.1	112	2,128.2	642.2	312	2,870.9	818.3	424
Commercial mortgage-backed securities	459.0	153.8	90	381.3	250.7	94	840.3	404.5	184
Collateralized debt obligations	148.9	98.5	24	121.4	139.2	36	270.3	237.7	60
Other asset-backed securities	304.5	39.3	38	220.8	62.9	25	525.3	102.2	63

Total fixed maturity securities	7,500.7	1,364.0	1,118	4,967.2	1,548.4	820	$12,467.9	$2,912.4	1,938
Equity securities	11.2	4.9	77	3.4	0.2	6	14.6	5.1	83

Total	$7,511.9	$1,368.9	1,195	$4,970.6	$1,548.6	826	$12,482.5	$2,917.5	2,021

NATIONWIDE LIFE INSURANCE COMPANY AND SUBSIDIARIES

(a wholly-owned subsidiary of Nationwide Financial Services, Inc.)

Notes to Condensed Consolidated Financial Statements (Unaudited), Continued

September 30, 2009 and 2008

The weighted estimated fair value to amortized cost for non-investment grade fixed maturity securities that have an estimated fair value of less than 80% and have been in an unrealized loss position for more than one year was 64% as of September 30, 2009 and December 31, 2008.

The table below summarizes the amortized cost and estimated fair value of fixed maturity securities available-for-sale, by maturity, as of September 30, 2009. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

(in millions)	Amortized cost	Estimated fair value
Fixed maturity securities available-for-sale:
Due in one year or less	$973.6	$985.8
Due after one year through five years	6,667.9	6,899.3
Due after five years through ten years	4,735.3	5,029.4
Due after ten years	2,802.8	2,862.3

Subtotal	15,179.6	15,776.8
Residential mortgage-backed securities	5,577.3	5,026.9
Commercial mortgage-backed securities	1,151.7	959.0
Collateralized debt obligations	544.5	346.1
Other asset-backed securities	435.9	403.5

Total	$22,889.0	$22,512.3

The NAIC assigns securities quality ratings and uniform valuations (called NAIC designations), which are used by insurers when preparing their annual statements. For most securities, NAIC ratings are derived from ratings received from nationally recognized rating agencies. The NAIC also assigns ratings to securities that do not receive public ratings. The designations assigned by the NAIC range from class 1 (highest quality) to class 6 (lowest quality). Of the Company’s general account fixed maturity securities, 89% and 92% were in the two highest NAIC designations as of September 30, 2009 and December 31, 2008, respectively.

The following table shows the equivalent ratings between the NAIC and nationally recognized rating agencies and summarizes the credit quality, as determined by NAIC Designation, of the Company’s general account fixed maturity securities portfolio as of the dates indicated:

(in millions)		September 30, 2009		December 31, 2008
NAIC designation[1]	Rating agency equivalent designation	Amortized cost	Estimated fair value	Amortized cost	Estimated fair value
1	AAA/AA/A	$13,382.8	$13,505.7	$13,870.1	$12,497.7
2	BBB	6,503.8	6,534.6	5,961.0	5,210.2
3	BB	1,197.9	1,046.3	1,192.9	953.8
4	B	762.3	638.4	529.7	366.5
5	CCC and lower	713.9	505.7	166.9	128.9
6	In or near default	328.3	281.6	100.3	90.1

	Total	$22,889.0	$22,512.3	$21,820.9	$19,247.2

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

September 30, 2009 and 2008

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

In assessing corporate debt securities for other-than-temporary impairment, the Company evaluates the ability of the issuer to meet its debt obligations and the value of the company or specific collateral securing the debt position. A similar analysis is performed to evaluate U.S. Treasury securities and obligations of U.S. Government corporations, U.S. Government agencies, obligations of states and political subdivisions, and debt securities issued by foreign governments.

For all debt securities evaluated for other-than-temporary impairment (for which the Company does not have the intent to sell and it is not more likely than not that it will be required to sell the security before the recovery of its amortized cost basis), the Company considers the timing and amount of the cash flows. The Company evaluates its intent to sell on an individual security basis.

To the extent that the present value of the cash flows generated by a security is less than the amortized cost, or the reference amount if the security is accounted for under FASB ASC 325-40, Beneficial Interests in Securitized Financial Assets, an other-than-temporary impairment is recognized through earnings. It is reasonably possible that further declines in estimated fair values of such investments, or changes in assumptions or estimates of anticipated recoveries and/or cash flows, may cause further other-than-temporary impairments in the near term, which could be significant.

Equity securities may experience other-than-temporary impairment in the future based on the prospects for full recovery in value in a reasonable period of time and the Company’s ability and intent to hold the security to recovery.

Under the current other-than temporary impairment model, which was amended by the FASB and adopted by the Company in the first quarter of 2009, debt securities that become other-than-temporarily impaired (where the Company does not intend to sell the security and it is not more likely than not that it will be required to sell the security prior to recovery of the security’s amortized cost) are bifurcated with the credit portion of the impairment loss being recognized in earnings and the non-credit loss portion of the impairment being recognized in a separate component of other comprehensive income, net of applicable taxes and other offsets. For securities that are other-than-temporarily impaired, a discussion of the valuation of the credit loss portion that is recognized in earnings is provided, as applicable in the respective section of this footnote.

NATIONWIDE LIFE INSURANCE COMPANY AND SUBSIDIARIES

(a wholly-owned subsidiary of Nationwide Financial Services, Inc.)

Notes to Condensed Consolidated Financial Statements (Unaudited), Continued

September 30, 2009 and 2008

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

	Period of time for which unrealized loss has existed
	Investment Grade			Non-Investment Grade			Total
Ratio of estimated fair value to amortized cost	Less than or equal to one year	More than one year	Total	Less than or equal to one year	More than one year	Total	Less than or equal to one year	More than one year	Total
September 30, 2009:
99.9% - 80.0%	$12.5	$118.3	$130.8	$20.5	$46.8	$67.3	$33.0	$165.1	$198.1
79.9% - 50.0%	1.1	65.7	66.8	3.7	23.5	27.2	4.8	89.2	94.0
Below 50.0%	—	—	—	0.2	0.2	0.4	0.2	0.2	0.4

Total	$13.6	$184.0	$197.6	$24.4	$70.5	$94.9	$38.0	$254.5	$292.5

December 31, 2008:
99.9% - 80.0%	$321.4	$105.4	$426.8	$30.1	$21.6	$51.7	$351.5	$127.0	$478.5
79.9% - 50.0%	302.4	110.7	413.1	113.0	124.0	237.0	415.4	234.7	650.1
Below 50.0%	79.3	39.7	119.0	46.6	48.1	94.7	125.9	87.8	213.7

Total	$703.1	$255.8	$958.9	$189.7	$193.7	$383.4	$892.8	$449.5	$1,342.3

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

The Company held hybrid securities issued by institutions in the financial sector with both debt and equity-like features, classified as corporate fixed maturity securities, with estimated fair values of $621.0 million and $634.2 million, and gross unrealized losses of $128.1 million and $366.6 million, as of September 30, 2009 and December 31, 2008, respectively. Of these unrealized losses as of September 30, 2009, $123.9 million, or 97%, were in an unrealized loss position for more than one year compared to $104.7 million, or 18%, as of December 31, 2008. The Company evaluates such securities for other-than-temporary impairment using the criteria of either a debt or an equity security depending on the facts and circumstances of the individual issuer and security.

NATIONWIDE LIFE INSURANCE COMPANY AND SUBSIDIARIES

(a wholly-owned subsidiary of Nationwide Financial Services, Inc.)

Notes to Condensed Consolidated Financial Statements (Unaudited), Continued

September 30, 2009 and 2008

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

Residential Mortgage-Backed Securities

Residential mortgage-backed securities are a type of fixed income security in which residential mortgage loans are sold into a trust or special purpose vehicle, thereby securitizing the cash flows of the mortgage loans. The following table summarizes the distribution by collateral classification of the Company’s general account residential mortgage-backed securities as of dates indicated:

	As of September 30, 2009			As of December 31, 2008
(in millions)	Amortized cost	Estimated fair value	% of estimated fair value total	Amortized cost	Estimated fair value	% of estimated fair value total
Government agency	$2,259.9	$2,352.8	46.8%	$2,495.6	$2,554.6	47.9%
Prime	1,046.0	887.0	17.7%	1,243.6	957.4	17.9%
Alt-A	1,723.9	1,342.2	26.7%	1,718.7	1,335.8	25.0%
Sub-prime	543.7	442.4	8.8%	612.7	480.2	9.0%
Other residential mortgage collateral	3.8	2.5	—	11.2	10.6	0.2%

Total	$5,577.3	$5,026.9	100.0%	$6,081.8	$5,338.6	100.0%

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

September 30, 2009 and 2008

For residential mortgage-backed securities, the following table summarizes as of the dates indicated the Company’s gross unrealized loss position categorized as investment grade vs. non-investment grade, as defined by the NAIC, for the period of time indicated, and based on the ratio of estimated fair value to amortized cost (in millions):

	Period of time for which unrealized loss has existed
	Investment Grade			Non-Investment Grade			Total
Ratio of estimated fair value to amortized cost	Less than or equal to one year	More than one year	Total	Less than or equal to one year	More than one year	Total	Less than or equal to one year	More than one year	Total
September 30, 2009:
99.9% - 80.0%	$5.6	$128.7	$134.3	$7.6	$38.5	$46.1	$13.2	$167.2	$180.4
79.9% - 50.0%	5.0	154.1	159.1	30.0	198.5	228.5	35.0	352.6	387.6
Below 50.0%	—	13.3	13.3	34.5	38.1	72.6	34.5	51.4	85.9

Total	$10.6	$296.1	$306.7	$72.1	$275.1	$347.2	$82.7	$571.2	$653.9

December 31, 2008:
99.9% - 80.0%	$41.8	$111.9	$153.7	$5.9	$10.3	$16.2	$47.7	$122.2	$169.9
79.9% - 50.0%	86.0	424.3	510.3	17.1	22.2	39.3	103.1	446.5	549.6
Below 50.0%	13.0	70.7	83.7	12.3	2.8	15.1	25.3	73.5	98.8

Total	$140.8	$606.9	$747.7	$35.3	$35.3	$70.6	$176.1	$642.2	$818.3

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

As of September 30, 2009, 25% and 66% of securities containing Alt-A and Sub-prime collateral, respectively, were rated AA or better. In addition, 68% and 80% of Alt-A and Sub-prime collateral, respectively, was originated in 2005 or earlier.

NATIONWIDE LIFE INSURANCE COMPANY AND SUBSIDIARIES

(a wholly-owned subsidiary of Nationwide Financial Services, Inc.)

Notes to Condensed Consolidated Financial Statements (Unaudited), Continued

September 30, 2009 and 2008

Commercial Mortgage-Backed Securities

The Company owns and manages commercial mortgage-backed securities, which are trust certificates or bonds offered to investors that are collateralized by a pool of commercial mortgage loans from which the principal and interest paid on those mortgages flows to investors. These investments in commercial mortgage-backed securities are generally characterized by securities that are collateralized by static, heterogeneous pools of mortgages on commercial real estate properties. Deals are generally diversified across property types, geography, borrowers, tenants, loan size, coupon and vintages. For commercial mortgage-backed securities, the following table summarizes, as of the dates indicated, the Company’s gross unrealized loss position categorized as investment grade vs. non-investment grade, as defined by the NAIC, for the period of time indicated, and based on the ratio of estimated fair value to amortized cost (in millions):

	Period of time for which unrealized loss has existed
	Investment Grade			Non-Investment Grade			Total
Ratio of estimated fair value to amortized cost	Less than or equal to one year	More than one year	Total	Less than or equal to one year	More than one year	Total	Less than or equal to one year	More than one year	Total
September 30, 2009:
99.9% - 80.0%	$0.2	$36.0	$36.2	$—	$—	$—	$0.2	$36.0	$36.2
79.9% - 50.0%	—	80.9	80.9	—	6.3	6.3	—	87.2	87.2
Below 50.0%	—	73.0	73.0	—	4.8	4.8	—	77.8	77.8

Total	$0.2	$189.9	$190.1	$—	$11.1	$11.1	$0.2	$201.0	$201.2

December 31, 2008:
99.9% - 80.0%	$17.7	$34.5	$52.2	$—	$—	$—	$17.7	$34.5	$52.2
79.9% - 50.0%	99.6	34.2	133.8	—	—	—	99.6	34.2	133.8
Below 50.0%	36.5	182.0	218.5	—	—	—	36.5	182.0	218.5

Total	$153.8	$250.7	$404.5	$—	$—	$—	$153.8	$250.7	$404.5

Commercial mortgage-backed securities’ cash flows are generated by an industry standard fixed income analytics system built for asset backed securities. In addition, a third party default model is generally utilized within this service to apply loan specific probability of default, refinance risk and loss severity ratios to generate cash flows. Default and prepayment assumptions are deal specific and include, but are not limited to, delinquency, property type, loan size, debt service coverage ratio, loan to value ratios and loan age.

NATIONWIDE LIFE INSURANCE COMPANY AND SUBSIDIARIES

(a wholly-owned subsidiary of Nationwide Financial Services, Inc.)

Notes to Condensed Consolidated Financial Statements (Unaudited), Continued

September 30, 2009 and 2008

Collateralized Debt Obligations

Collateralized debt obligations are asset-backed securities whose value is derived from a portfolio of corporate credit. For collateralized debt obligations, the following table summarizes, as of the dates indicated, the Company’s gross unrealized loss position categorized as investment grade vs. non-investment grade, as defined by the NAIC, for the period of time indicated, and based on the ratio of estimated fair value to amortized cost (in millions):

	Period of time for which unrealized loss has existed
	Investment Grade			Non-Investment Grade			Total
Ratio of estimated fair value to amortized cost	Less than or equal to one year	More than one year	Total	Less than or equal to one year	More than one year	Total	Less than or equal to one year	More than one year	Total
September 30, 2009:
99.9% - 80.0%	$1.4	$2.7	$4.1	$0.6	$—	$0.6	$2.0	$2.7	$4.7
79.9% - 50.0%	1.3	43.1	44.4	12.6	49.5	62.1	13.9	92.6	106.5
Below 50.0%	—	15.6	15.6	22.7	61.9	84.6	22.7	77.5	100.2

Total	$2.7	$61.4	$64.1	$35.9	$111.4	$147.3	$38.6	$172.8	$211.4

December 31, 2008:
99.9% - 80.0%	$7.0	$0.2	$7.2	$0.1	$0.6	$0.7	$7.1	$0.8	$7.9
79.9% - 50.0%	25.8	36.4	62.2	—	—	—	25.8	36.4	62.2
Below 50.0%	64.2	99.9	164.1	1.4	2.1	3.5	65.6	102.0	167.6

Total	$97.0	$136.5	$233.5	$1.5	$2.7	$4.2	$98.5	$139.2	$237.7

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

NATIONWIDE LIFE INSURANCE COMPANY AND SUBSIDIARIES

(a wholly-owned subsidiary of Nationwide Financial Services, Inc.)

Notes to Condensed Consolidated Financial Statements (Unaudited), Continued

September 30, 2009 and 2008

Unrealized Gains and Losses

The following table presents the components of net unrealized losses on securities available-for-sale as of the dates indicated:

(in millions)	September 30, 2009	December 31, 2008
Net unrealized losses, before adjustments and taxes	$(372.7)	$(2,578.1)
Change in fair value attributable to fixed maturity securities designated in fair value hedging relationships	(40.8)	(57.8)

Total net unrealized losses, before adjustments and taxes	(413.5)	(2,635.9)
Adjustment to deferred policy acquisition costs	39.9	615.9
Adjustment to future policy benefits and claims	45.8	43.8
Deferred federal income tax benefit	114.7	691.7

Net unrealized losses	$(213.1)	$(1,284.5)

The following table presents an analysis of the net change in net unrealized (losses) gains on securities available-for-sale before adjustments and taxes for the periods indicated:

	Three months ended September 30,		Nine months ended September 30,
(in millions)	2009	2008	2009[1]	2008
Fixed maturity securities	$1,421.1	$(682.6)	$2,197.0	$(1,463.6)
Equity securities	2.5	4.1	8.4	(5.3)

Net decrease (increase)	$1,423.6	$(678.5)	$2,205.4	$(1,468.9)

[1]	Includes the $361.5 million cumulative effect of change in accounting principle as of January 1, 2009 for the adoption of guidance impacting FASB ASC 320-10, Investments – Debt and Equity Securities .

NATIONWIDE LIFE INSURANCE COMPANY AND SUBSIDIARIES

(a wholly-owned subsidiary of Nationwide Financial Services, Inc.)

Notes to Condensed Consolidated Financial Statements (Unaudited), Continued

September 30, 2009 and 2008

The following table summarizes the Company’s accumulated other comprehensive losses recognized on debt securities which have credit losses in earnings, based on the adoption of guidance impacting FASB ASC 320-10, Investments – Debt and Equity Securities before federal income tax benefit, for the periods indicated:

(in millions)
Three months ended September 30, 2009:
Unrealized losses as of July 1, 2009	$(424.4)
Net unrealized gains in the period	67.4

Total[1]	$(357.0)

Nine months ended September 30, 2009:
Cumulative adoption of accounting principle as of January 1, 2009	$(361.5)
Net unrealized gains in the period	4.5

Total[2]	$(357.0)

[1]	Includes $34.9 million of other-than-temporary impairment losses recognized in other comprehensive income for the three months ended September 30, 2009.

[2]	Includes $398.4 million of other-than-temporary impairment losses recognized in other comprehensive income for the nine months ended September 30, 2009.

The Company’s practice is to disclose in the table above both the non-credit portion of the other-than-temporary impairment recognized in other comprehensive income and any subsequent changes in the fair value of those debt securities which could result in an unrealized gain.

Mortgage Loans on Real Estate, Securitization and Real Estate

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

Changes in the valuation allowance are generally recorded in net realized investment gains and losses, while loan-specific reserves are included in other-than-temporary impairment losses.

As of September 30, 2009 and December 31, 2008, the carrying value of commercial mortgage loans on real estate considered specifically reserved was $23.0 million and $35.4 million, respectively, for which a $8.6 million and $13.6 million specific reserve had been established, respectively. No specific reserve exists for collateral dependent commercial mortgage loans for which the fair value of the collateral is estimated to be greater than the carrying value.

NATIONWIDE LIFE INSURANCE COMPANY AND SUBSIDIARIES

(a wholly-owned subsidiary of Nationwide Financial Services, Inc.)

Notes to Condensed Consolidated Financial Statements (Unaudited), Continued

September 30, 2009 and 2008

The following table summarizes activity in the valuation allowance account for mortgage loans on real estate as of the dates indicated:

(in millions)	September 30, 2009	December 31, 2008
Allowance, beginning of period	$39.5	$23.1
Net change in allowance	9.4	16.4

Allowance, end of period	$48.9	$39.5

The Company has securitized commercial mortgage loans on real estate to third parties. The Company, as the transferor, has continuing involvement in these loans which consists of receiving servicing fees on loans which the Company has transferred.

The Company did not participate in any securitization arrangements during the nine months ended September 30, 2009 and the year ended December 31, 2008. The Company received $0.4 million, during the nine month periods ended September 30, 2009 and 2008, in servicing fees related to financial assets where there is a continuing involvement from the securitization of commercial mortgage loans on real estate.

The Company provided a representations and warranties letter to the transferee for each securitization arrangement. If it is found that the Company made a misrepresentation, it could be required to provide financial support to the transferee or its beneficial interest holders. For the nine months ended September 30, 2009 and the year ended December 31, 2008, the Company was not required to provide any financial or other support that it was not previously contractually required to provide to the transferee or its beneficial interest holders.

Real estate held for use was $5.2 million and $9.8 million as of September 30, 2009 and December 31, 2008, respectively. These assets are carried at cost less accumulated depreciation, which was $2.6 million and $2.1 million as of September 30, 2009 and December 31, 2008, respectively. The carrying value of real estate held for sale was $7.1 million and $6.8 million as of September 30, 2009 and December 31, 2008, respectively.

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

As of September 30, 2009 and December 31, 2008, the Company had received $269.1 million and $378.3 million, respectively, of cash collateral on securities lending. The Company had not received any non-cash collateral on securities lending as of September 30, 2009 and December 31, 2008. As of September 30, 2009 and December 31, 2008, the Company had loaned securities with a fair value of $258.5 million and $367.2 million, respectively.

Assets on Deposit, Held in Trust and Pledged as Collateral

Fixed maturity securities with an amortized cost of $8.0 million and $15.0 million were on deposit with various regulatory agencies as required by law as of September 30, 2009 and December 31, 2008, respectively. These securities continue to be included in fixed maturity securities on the condensed consolidated balance sheets.

NATIONWIDE LIFE INSURANCE COMPANY AND SUBSIDIARIES

(a wholly-owned subsidiary of Nationwide Financial Services, Inc.)

Notes to Condensed Consolidated Financial Statements (Unaudited), Continued

September 30, 2009 and 2008

Net Investment Income

The following table summarizes net investment income from continuing operations by investment type for the periods indicated:

	Three months ended September 30,		Nine months ended September 30,
(in millions)	2009	2008	2009	2008
Securities available-for-sale:
Fixed maturity securities	$343.1	$328.0	$999.4	$1,011.0
Equity securities	0.3	1.2	1.3	4.3
Mortgage loans on real estate	101.0	113.4	315.1	348.4
Short-term investments	1.2	4.3	5.6	9.3
Other	(1.7)	(20.5)	(9.1)	(36.0)

Gross investment income	443.9	426.4	1,312.3	1,337.0
Less: investment expenses	11.3	12.9	36.5	42.0

Net investment income	$432.6	$413.5	$1,275.8	$1,295.0

Net Realized Investment Gains and Losses

The following table summarizes net realized investment (losses) gains from continuing operations by source for the periods indicated:

	Three months ended September 30,		Nine months ended September 30,
(in millions)	2009	2008	2009	2008
Total realized gains on sales	$33.7	$11.7	$132.5	$21.9
Total realized losses on sales	(35.1)	(37.7)	(113.6)	(63.5)
Net realized (losses) gains on terminations of hedging instruments	(5.7)	1.7	(3.8)	(7.7)
Credit default swaps	1.3	(3.6)	4.3	(9.8)
Derivatives and embedded derivatives associated with living benefit contracts	(4.5)	(103.7)	396.9	(121.4)
Derivatives associated with death benefit contracts	(87.7)	—	(136.4)	—
Other derivatives	(46.1)	(5.7)	74.1	(1.2)

Net realized investment (losses) gains	$(144.1)	$(137.3)	$354.0	$(181.7)

Proceeds from the sale of securities available-for-sale during the nine months ending September 30, 2009 and 2008 were $3.83 billion and $3.45 billion, respectively. During the nine months ending September 30, 2009 and 2008, gross gains of $122.6 million and $30.9 million, respectively, and gross losses of $49.7 million $20.4 million, respectively, were realized on those sales.

NATIONWIDE LIFE INSURANCE COMPANY AND SUBSIDIARIES

(a wholly-owned subsidiary of Nationwide Financial Services, Inc.)

Notes to Condensed Consolidated Financial Statements (Unaudited), Continued

September 30, 2009 and 2008

Other-Than-Temporary and Other Investment Impairment Losses

The following tables summarize other-than-temporary impairments for the periods indicated:

(in millions)	Gross	Included in OCI	Net
Three months ended September 30, 2009:
Fixed maturity securities[1]	$167.1	$(34.9)	$132.2
Equity securities	—	—	—
Mortgage loans	12.5	—	12.5
Other	1.5	—	1.5

Total other-than-temporary impairment losses	$181.1	$(34.9)	$146.2

			Total impairments
Three months ended September 30, 2008:
Fixed maturity securities[1]			$312.7
Equity securities			57.2
Mortgage loans			4.6
Other			3.4

Total other-than-temporary impairment losses			$377.9

[1]

Declines in the creditworthiness of the issuer of hybrid securities with both debt and equity-like features requires the use of the equity model in analyzing the security for other-than-temporary impairment. For the three months ended September 30, 2009, the Company recognized $16.5 million in other-than-temporary impairments related to these securities compared to $55.9 million for the three months ended September 30, 2008.

NATIONWIDE LIFE INSURANCE COMPANY AND SUBSIDIARIES

(a wholly-owned subsidiary of Nationwide Financial Services, Inc.)

Notes to Condensed Consolidated Financial Statements (Unaudited), Continued

September 30, 2009 and 2008

(in millions)	Gross	Included in OCI	Net
Nine months ended September 30, 2009:
Fixed maturity securities[1]	$829.0	$(398.4)	$430.6
Equity securities	7.1	—	7.1
Mortgage loans	44.9	—	44.9
Other	5.6	—	5.6

Total other-than-temporary impairment losses	$886.6	$(398.4)	$488.2

Total impairments
Nine months ended September 30, 2008:
Fixed maturity securities[1]	$477.6
Equity securities	57.2
Mortgage loans	4.8
Other	3.4

Total other-than-temporary impairment losses	$543.0

[1]

Declines in the creditworthiness of the issuer of hybrid securities with both debt and equity-like features requires the use of the equity model in analyzing the security for other-than-temporary impairment. For the nine months ended September 30, 2009, the Company recognized $155.1 million in other-than-temporary impairments related to these securities compared to $66.1 million for the nine months ended September 30, 2008.

NATIONWIDE LIFE INSURANCE COMPANY AND SUBSIDIARIES

(a wholly-owned subsidiary of Nationwide Financial Services, Inc.)

Notes to Condensed Consolidated Financial Statements (Unaudited), Continued

September 30, 2009 and 2008

The following table summarizes the cumulative amounts related to the Company’s credit loss portion of the other-than-temporary-impairment losses on debt securities held as of September 30, 2009 that the Company does not intend to sell and it is not more likely than not that the Company will be required to sell the security prior to recovery of the amortized cost basis and for which the non-credit portion of the loss is included in other comprehensive income.

(in millions)
Three months ended September 30, 2009:
Cumulative credit loss as of July 1, 2009[1]	$463.8
New credit losses	23.5
Incremental credit losses[2]	6.4

Subtotal	493.7
Less:
Losses related to securities included in the beginning balance sold or paid down during the period	(37.2)
Losses related to securities included in the beginning balance for which there was a change in intent[3]	(4.7)
Increases in cash flows expected to be collected for securities included in the beginning balance	—

Cumulative credit loss as of September 30, 2009[1]	$451.8

Nine months ended September 30, 2009:
Cumulative credit loss as of January 1, 2009[1]	$471.3
New credit losses	150.9
Incremental credit losses[2]	57.0

Subtotal	679.2
Less:
Losses related to securities included in the beginning balance sold or paid down during the period	(176.3)
Losses related to securities included in the beginning balance for which there was a change in intent[3]	(51.1)
Increases in cash flows expected to be collected for securities included in the beginning balance	—

Cumulative credit loss as of September 30, 2009[1]	$451.8

[1]

The cumulative credit loss amount excludes other-than-temporary-impairment losses on securities held as of the periods indicated that the Company intends to sell or it is more likely than not that the Company will be required to sell the security before the recovery of the amortized cost basis.

[2]	On securities included in the beginning balance.

[3]

Securities for which an other-than-temporary impairment loss was previously recorded that the Company now intends to sell or is more likely than not it will be required to sell before recovery of the amortized cost basis and has transferred the portion of loss previously recorded in other comprehensive income to earnings during the period. Also includes hybrid securities that had previously been evaluated for other-than-temporary impairment based on the criteria as a debt security, but in the current period are evaluated as an equity security due to declines in the creditworthiness of the issuer.

NATIONWIDE LIFE INSURANCE COMPANY AND SUBSIDIARIES

(a wholly-owned subsidiary of Nationwide Financial Services, Inc.)

Notes to Condensed Consolidated Financial Statements (Unaudited), Continued

September 30, 2009 and 2008

(7)	Deferred Policy Acquisition Costs

During the second quarter of 2009, the Company conducted its annual comprehensive review of model assumptions used to project DAC and other related balances, including sales inducement assets and unearned revenue reserves. The review covered all assumptions including mortality, lapses, expenses and general and separate account returns. As a result of this review, certain assumptions were unlocked (DAC unlock). The unlocked assumptions primarily related to lower expected investment spreads and separate account returns across all segments. The pre-tax positive (negative) impact on the Company’s assets and liabilities as a result of the unlocking of these assumptions during the second quarter of 2009 was as follows:

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

The pre-tax positive (negative) impact on the Company’s assets and liabilities as a result of the unlocking of assumptions during the nine months ended September 30, 2008 was as follows:

(in millions)	DAC	Unearned Revenue Reserves	Sales Inducement Assets	Total
Segment:
Individual Investments	$(186.0)	$—	$(0.6)	$(186.6)
Retirement Plans	(2.3)	—	—	(2.3)
Individual Protection	(2.3)	3.1	—	0.8

Total	$(190.6)	$3.1	$(0.6)	$(188.1)

NATIONWIDE LIFE INSURANCE COMPANY AND SUBSIDIARIES

(a wholly-owned subsidiary of Nationwide Financial Services, Inc.)

Notes to Condensed Consolidated Financial Statements (Unaudited), Continued

September 30, 2009 and 2008

The following table presents a reconciliation of DAC as of the dates indicated:

(in millions)	2009	2008
Balance at January 1,	$4,423.9	$3,997.4
Capitalization of DAC	374.9	428.1
Amortization of DAC, excluding unlocks	(483.0)	(255.7)
Amortization of DAC related to unlocks	(67.9)	(190.6)
Adjustments to DAC related to unrealized gains and losses on securities available-for-sale and other	(571.1)	350.5

Balance at September 30,	$3,676.8	$4,329.7

(8)	Variable Contracts

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

The GMDB provides a specified minimum return upon death. Many of these death benefits are spousal, whereby a death benefit will be paid upon death of the first spouse. The survivor has the option to terminate the contract or continue it and have the death benefit paid into the contract and a second death benefit paid upon the survivor’s death. The Company has offered six primary GMDB types:

•

Return of premium – provides the greater of account value or total deposits made to the contract less any partial withdrawals and assessments, which is referred to as “net premiums.” There are two variations of this benefit: in general, there is no lock-in age for this benefit, however, for some contracts the GMDB reverts to the account value at a specified age, typically age 75.

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

September 30, 2009 and 2008

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

See Note 5 to the audited consolidated financial statements included in the Company’s 2008 Annual Report on Form 10-K for a complete description of the Company’s hybrid GMAB/GLWB offered through its Capital Preservation Plus Lifetime Income contract rider. All GMAB contracts with the hybrid GMAB/GLWB rider are included with GMAB contracts in the following tables. In January 2009, the Company decided to simplify its living benefit guarantees and only offer L.inc on new sales.

NATIONWIDE LIFE INSURANCE COMPANY AND SUBSIDIARIES

(a wholly-owned subsidiary of Nationwide Financial Services, Inc.)

Notes to Condensed Consolidated Financial Statements (Unaudited), Continued

September 30, 2009 and 2008

The following table summarizes the account values and net amount at risk, net of reinsurance, for variable annuity contracts with guarantees invested in both general and separate accounts as of the dates indicated (note that one contract may contain multiple guarantees):

	September 30, 2009					December 31, 2008
(in millions)	General account value	Separate account value	Total account value	Net amount at risk[1]	Wtd. avg. attained age	General account value	Separate account value	Total account value	Net amount at risk[1]	Wtd. avg. attained age
GMDB:
Return of premium	$781.7	$5,663.4	$6,445.1	$135.8	61	$911.4	$5,080.5	$5,991.9	$440.6	60
Reset	1,747.4	11,908.8	13,656.2	1,137.6	64	2,275.8	10,192.9	12,468.7	2,468.0	64
Ratchet	1,303.8	13,103.2	14,407.0	2,102.7	67	1,871.7	10,480.6	12,352.3	3,767.2	67
Rollup	42.9	242.7	285.6	19.1	73	47.2	229.9	277.1	25.7	72
Combo	246.6	1,540.7	1,787.3	376.6	69	306.0	1,398.1	1,704.1	621.2	69

Subtotal	4,122.4	32,458.8	36,581.2	3,771.8	65	5,412.1	27,382.0	32,794.1	7,322.7	65
Earnings enhancement	17.0	360.4	377.4	17.1	64	28.1	305.4	333.5	7.2	63

Total - GMDB	$4,139.4	$32,819.2	$36,958.6	$3,788.9	65	$5,440.2	$27,687.4	$33,127.6	$7,329.9	65

GMAB[2]:
5 Year	$7.2	$3,060.5	$3,067.7	$218.9	N/A	$607.0	$2,260.6	$2,867.6	$499.0	N/A
7 Year	9.5	2,512.2	2,521.7	222.8	N/A	451.6	1,814.3	2,265.9	482.9	N/A
10 Year	2.8	750.3	753.1	50.3	N/A	80.2	597.7	677.9	132.2	N/A

Total - GMAB	$19.5	$6,323.0	$6,342.5	$492.0	N/A	$1,138.8	$4,672.6	$5,811.4	$1,114.1	N/A

GMIB[3]:
Ratchet	$15.8	$244.8	$260.6	$0.4	N/A	$16.2	$228.5	$244.7	$5.6	N/A
Rollup	49.0	638.9	687.9	0.5	N/A	47.1	612.4	659.5	1.3	N/A
Combo	—	0.1	0.1	—	N/A	—	0.1	0.1	—	N/A

Total - GMIB	$64.8	$883.8	$948.6	$0.9	N/A	$63.3	$841.0	$904.3	$6.9	N/A

GLWB:
L.inc	$229.8	$5,998.6	$6,228.4	$138.1	N/A	$72.4	$3,248.4	$3,320.8	$571.5	N/A
Portfolio income insurance	—	4.2	4.2	—	N/A	—	—	—	—	N/A

Total - GLWB	$229.8	$6,002.8	$6,232.6	$138.1	N/A	$72.4	$3,248.4	$3,320.8	$571.5	N/A

[1]

Net amount at risk is calculated on a seriatim basis and equals the respective guaranteed benefit less the account value (or zero if the account value exceeds the guaranteed benefit). As it relates to GMIB, net amount at risk is calculated as if all policies were eligible to annuitize immediately, although all GMIB options have a waiting period of at least 7 years from issuance.

[2]	GMAB contracts with the hybrid GMAB/GLWB rider had account values of $5.27 billion and $4.59 billion as of September 30, 2009 and December 31, 2008, respectively.

[3]	The weighted average period remaining until expected annuitization is not meaningful and has not been presented because there is currently no material GMIB exposure.

Net amount at risk is highly sensitive to changes in financial market movements. See Note 5 for a discussion of the Company’s risk management practices with respect to declining financial market exposure.

NATIONWIDE LIFE INSURANCE COMPANY AND SUBSIDIARIES

(a wholly-owned subsidiary of Nationwide Financial Services, Inc.)

Notes to Condensed Consolidated Financial Statements (Unaudited), Continued

September 30, 2009 and 2008

The following table summarizes account balances of variable annuity contracts that were invested in separate accounts as of the dates indicated:

(in millions)	September 30, 2009	December 31, 2008
Mutual funds:
Bond	$4,676.3	$4,350.2
Domestic equity	23,339.1	18,572.8
International equity	2,974.2	2,412.7

Total mutual funds	30,989.6	25,335.7
Money market funds	1,567.5	2,132.6

Total	$32,557.1	$27,468.3

The following table summarizes the reserve balances, net of reinsurance, for variable annuity contracts with guarantees as of the dates indicated:

(in millions)	September 30, 2009	December 31, 2008
GMAB	$353.5	$998.1
GMWB	123.6	699.9
GMDB	78.1	193.4
GMIB	3.2	5.5

The Company’s living benefit riders represent an embedded derivative in a variable annuity contract that is required to be separated from, and valued apart from, the host variable annuity contract. The embedded derivatives are carried at fair value. Subsequent changes in the fair value of the embedded derivatives are recognized in earnings as a component of net realized investment gains and losses. The fair value of the embedded derivatives is calculated based on a combination of capital market and actuarial assumptions. Projections of cash flows inherent in the valuation of the embedded derivative incorporate numerous assumptions including, but not limited to, expectations of contractholder persistency, contractholder withdrawal patterns, risk neutral market returns, correlations of market returns and market return volatility. As of September 30, 2009 and December 31, 2008, the net balance of the embedded derivatives for living benefits was a liability of $477.1 million and a liability of $1.70 billion, respectively.

The Company’s incurred and paid amounts for living benefit features were immaterial for the three and nine months ended September 30, 2009 and 2008. The Company does not expect any meaningful level of claims under the living benefit features for several years and believes the impact of claims is expected to be mitigated by its economic hedging program.

During the nine months ended September 30, 2009, the Company recorded net realized investment gains on living benefit embedded derivatives and related economic hedging gains or losses of $396.9 million. These gains were comprised of $1.26 billion of net realized investment gains on living benefit embedded derivatives and $865.8 million of related economic hedging losses. The net realized investment gains on living benefit embedded derivatives primarily resulted from higher interest rates, lower volatility assumptions and an increase to the nonperformance component of the discount rate. The net realized investment gains on embedded derivatives increased amortization of DAC by $321.7 million in the current year, which is included in the Corporate and Other segment.

NATIONWIDE LIFE INSURANCE COMPANY AND SUBSIDIARIES

(a wholly-owned subsidiary of Nationwide Financial Services, Inc.)

Notes to Condensed Consolidated Financial Statements (Unaudited), Continued

September 30, 2009 and 2008

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

The Company’s incurred and paid amounts for GMDBs, net of reinsurance, were $25.5 million and $113.1 million for the three and nine months ended September 30, 2009, respectively, compared to $8.6 million and $15.6 million for the three and nine months ended September 30, 2008, respectively.

The following assumptions and methodology were used to determine the GMDB claim reserves as of September 30, 2009 and December 31, 2008:

•

Data used was based on a combination of historical numbers and future projections generally involving 250 and 50 probabilistically generated economic scenarios as of September 30, 2009 and December 31, 2008, respectively

•	Mean gross equity performance – 10.4% and 8.1% as of September 30, 2009 and December 31, 2008, respectively

•	Equity volatility – 18.0% and 18.7% as of September 30, 2009 and December 31, 2008, respectively

•	Mortality – 91% of Annuity 2000 Basic table for males, 101% for females as of September 30, 2009; and 100% of Annuity 2000 tables as of December 31, 2008

•	Asset fees – equivalent to mutual fund and product loads

•	Discount rate – approximately 7.0%

Lapse rate assumptions vary by duration as shown below for the periods indicated:

September 30, 2009 Duration (years)	1	2	3	4	5	6	7	8	9	10+
Minimum	1.0%	2.0%	2.5%	3.0%	5.0%	6.0%	7.0%	7.0%	10.0%	10.0%
Maximum	6.0%	15.0%	12.0%	12.0%	35.0%	40.0%	18.5%	32.5%	32.5%	18.5%

December 31, 2008 Duration (years)	1	2	3	4	5	6	7	8	9	10+
Minimum	1.0%	2.0%	2.0%	3.0%	4.5%	6.0%	7.0%	7.0%	11.5%	11.5%
Maximum	1.5%	2.5%	4.0%	4.5%	40.0%	41.5%	21.5%	35.0%	35.0%	18.5%

The Company’s incurred and paid amounts for GMIBs were immaterial for the three and nine months ended September 30, 2009 and 2008.

The Company did not transfer assets from the general account to the separate account for any of its variable annuity contracts during the three and nine months ended September 30, 2009 and 2008.

NATIONWIDE LIFE INSURANCE COMPANY AND SUBSIDIARIES

(a wholly-owned subsidiary of Nationwide Financial Services, Inc.)

Notes to Condensed Consolidated Financial Statements (Unaudited), Continued

September 30, 2009 and 2008

The following table summarizes account balances of variable universal life insurance contracts that were invested in separate accounts as of the dates indicated:

(in millions)	September 30, 2009	December 31, 2008
Mutual funds:
Bond	$323.1	$293.6
Domestic equity	1,829.8	1,528.0
International equity	277.7	221.9

Total mutual funds	2,430.6	2,043.5
Money market funds	188.0	226.0

Total	$2,618.6	$2,269.5

(9)	Short-Term Debt

The following table summarizes short-term debt as of the dates indicated:

(in millions)	September 30, 2009	December 31, 2008
$800.0 million commercial paper program	$150.0	$149.9
$350.0 million securities lending program facility	—	99.8

Total short-term debt	$150.0	$249.7

The Company has entered into an agreement with its custodial bank to borrow against the cash collateral that is posted in connection with its securities lending program. This is an uncommitted facility contingent on the liquidity of the securities lending program. The borrowing facility was established to fund commercial mortgage loans that were originated with the intent of sale through securitization. The maximum amount available under the agreement is $350.0 million. The borrowing rate on this program is equal to one-month U.S. London Interbank Offered Rate (LIBOR). On July 31, 2009, the Company paid down the $99.7 million principal balance on the securities lending program facility. The Company had no amounts outstanding under this agreement as of September 30, 2009 compared to $99.8 million as of December 31, 2008.

(10)	Long-Term Debt, Payable to NLICA

On September 30, 2009, the Company sold NLICA, an affiliate, a 5.75%, $200.0 million surplus note maturing on September 30, 2010. In the event of a merger of NLICA with and into the Company, the note will be redeemed, in whole, by the Company at a redemption price equal to 100% of the aggregate principal amount outstanding plus accrued interest. Payments of interest and principal under the note require the prior approval of the Ohio Department of Insurance (ODI). The Company did not make any interest or principal payments on the note to NLICA during the third quarter of 2009.

NATIONWIDE LIFE INSURANCE COMPANY AND SUBSIDIARIES

(a wholly-owned subsidiary of Nationwide Financial Services, Inc.)

Notes to Condensed Consolidated Financial Statements (Unaudited), Continued

September 30, 2009 and 2008

(11)	Federal Income Taxes

During the first nine months of 2009, the Company recorded ($6.1) million of net federal income tax expense adjustments primarily related to differences between the 2008 estimated tax liability and the amounts reported on the Company’s 2008 tax returns. These changes in estimates primarily were driven by the Company’s separate account dividends received deduction (DRD) and foreign tax credit.

Total federal income tax benefit differs from the amount computed by applying the U.S. federal income tax rate to loss from continuing operations before federal income tax benefit as follows for the periods indicated:

	Three months ended September 30,
	2009		2008
(dollars in millions)	Amount	%	Amount	%
Computed (expected) tax benefit	$(41.7)	35.0%	$(187.0)	35.0%
DRD	(9.4)	7.9%	(4.7)	0.8%
Other, net	(5.3)	4.4%	(2.9)	0.6%

Total	$(56.4)	47.3%	$(194.6)	36.4%

	Nine months ended September 30,
	2009		2008
(dollars in millions)	Amount	%	Amount	%
Computed (expected) tax benefit	$(25.8)	35.0%	$(163.4)	35.0%
DRD	(40.7)	55.1%	(23.1)	4.9%
Other, net	0.4	(0.5)%	2.7	(0.5)%

Total	$(66.1)	89.6%	$(183.8)	39.4%

NATIONWIDE LIFE INSURANCE COMPANY AND SUBSIDIARIES

(a wholly-owned subsidiary of Nationwide Financial Services, Inc.)

Notes to Condensed Consolidated Financial Statements (Unaudited), Continued

September 30, 2009 and 2008

(12)	Shareholder’s Equity and Dividend Restrictions

Comprehensive Gain (Loss)

The Company’s other comprehensive income and loss includes net income (loss) and certain items that are reported directly within separate components of shareholder’s equity that are not recorded in net income.

The following table summarizes the Company’s other comprehensive gain (loss), before and after federal income tax benefit, for the periods indicated:

	Three months ended September 30,		Nine months ended September 30,
(in millions)	2009	2008	2009	2008
Net unrealized gains (losses) on securities available-for-sale arising during the period:
Net unrealized gains (losses) before adjustments	$1,206.4	$(981.4)	$2,173.6	$(1,962.3)
Net non-credit gains	67.4	—	4.5	—
Net adjustment to deferred policy acquisition costs	(316.9)	156.2	(576.0)	350.6
Net adjustment to future policy benefits and claims	(4.4)	25.6	2.0	46.5
Related federal income tax (expense) benefit	(333.4)	279.9	(561.5)	547.9

Net unrealized gains (losses)	619.1	(519.7)	1,042.6	(1,017.3)

Reclassification adjustment for net realized losses on securities available-for-sale realized during the period:
Net unrealized losses	152.4	306.6	405.8	467.9
Related federal income tax benefit	(53.3)	(107.3)	(142.0)	(163.8)

Net reclassification adjustment	99.1	199.3	263.8	304.1

Other comprehensive gain (loss) on securities available-for-sale	718.2	(320.4)	1,306.4	(713.2)

Accumulated net holding (losses) gains on cash flow hedges:
Unrealized holding (losses) gains	(5.3)	37.0	(10.0)	19.1
Related federal income tax benefit (expense)	1.8	(13.0)	3.5	(6.7)

Other comprehensive (loss) income on cash flow hedges	(3.5)	24.0	(6.5)	12.4

Other net unrealized losses	(10.7)	—	(10.7)	4.2

Total other comprehensive gain (loss)	$704.0	$(296.4)	$1,289.2	$(696.6)

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

NATIONWIDE LIFE INSURANCE COMPANY AND SUBSIDIARIES

(a wholly-owned subsidiary of Nationwide Financial Services, Inc.)

Notes to Condensed Consolidated Financial Statements (Unaudited), Continued

September 30, 2009 and 2008

The adoption of guidance impacting FASB ASC 320-10, Investments – Debt and Equity Securities resulted in a cumulative-effect adjustment of $235.0 million, net of taxes, to reclassify the non-credit component of previously recognized other-than-temporary impairment losses from the beginning balance of retained earnings to AOCI.

Adjustments for net realized gains and losses on the ineffective portion of cash flow hedges were immaterial during the nine months ended September 30, 2009 and 2008.

Dividend Restrictions

The payment of dividends by NLIC is subject to restrictions set forth in the insurance laws and regulations of the State of Ohio, its domiciliary state. The State of Ohio insurance laws require Ohio-domiciled life insurance companies to seek prior regulatory approval to pay a dividend or distribution of cash or other property if the fair market value thereof, together with that of other dividends or distributions made in the preceding 12 months, exceeds the greater of (1) 10% of statutory-basis policyholders’ surplus as of the prior December 31 or (2) the statutory-basis net income of the insurer for the prior year. NLIC’s statutory capital and surplus as of December 31, 2008 was $2.26 billion, and statutory net loss for the year ended December 31, 2008 was $898.3 million. As of September 30, 2009, NLIC was able to pay dividends to NFS totaling $219.3 million upon providing prior notice to the ODI. The benefits from the use of permitted practices approved by the ODI may not be considered when determining capital and surplus available for dividends. See Note 12 to the audited consolidated financial statements included in the Company’s 2008 Annual Report on Form 10-K for further discussion.

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

(13)	Related Party Transactions

During the nine months ended September 30, 2009, the Company sold, at fair value, commercial mortgage loans with a carrying value of $273.2 million to Nationwide Mutual Insurance Company (NMIC). The sale resulted in a net realized loss of $33.5 million to the Company.

During the nine months ended September 30, 2009, the Company sold private equity investments to NMIC for $61.0 million, including the one private equity investment that is considered a VIE (See Note 15). The private equity investments were carried and sold at fair value. No gain or loss was recognized on the sale.

NATIONWIDE LIFE INSURANCE COMPANY AND SUBSIDIARIES

(a wholly-owned subsidiary of Nationwide Financial Services, Inc.)

Notes to Condensed Consolidated Financial Statements (Unaudited), Continued

September 30, 2009 and 2008

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

In addition, state and federal regulators and other governmental bodies have commenced investigations, proceedings or inquiries relating to compensation and bidding arrangements and possible anti-competitive activities between insurance producers and brokers and issuers of insurance products, and unsuitable sales and replacements by producers on behalf of the issuer. Also under investigation are compensation and revenue sharing arrangements between the issuers of variable insurance contracts and mutual funds or their affiliates, fee arrangements in retirement plans, the use of side agreements and finite reinsurance agreements, funding agreements issued to back MTN programs, recordkeeping and retention compliance by broker/dealers, and supervision of former registered representatives. Related investigations, proceedings or inquiries may be commenced in the future. The Company and/or its affiliates have been contacted by, self reported or received subpoenas from state and federal regulatory agencies and other governmental bodies, state securities law regulators and state attorneys general for information relating to certain of these investigations, including those relating to compensation, revenue sharing and bidding arrangements, anti-competitive activities, unsuitable sales or replacement practices, fee arrangements in retirement plans, the use of side agreements and finite reinsurance agreements, and funding agreements backing the NLIC MTN program. The Company is cooperating with regulators in connection with these inquiries and will cooperate with NMIC in responding to these inquiries to the extent that any inquiries encompass NMIC’s operations.

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

September 30, 2009 and 2008

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

On September 10, 2009, Nationwide Retirement Solutions, Inc. (NRS) was named in a lawsuit filed in the Circuit Court for Montgomery County, Alabama entitled Twanna Brown, Individually and on behalf of all other persons in Alabama who are similarly situated, v Nationwide Retirement Solutions, Inc., Alabama State Employees Association, PEBCO, Inc., Edwin “Mac” McArthur, Steve Walkley, Glenn Parker, Ulysses Lavender, Diana McLain, Randy Hebson, and Robert Wagstaff; and Unknown Defendants A-Z. The complaint, in Count One, alleges that beginning in the year 2000, the defendants, including NRS, were participants in a Civil Conspiracy. In Count One, the plaintiff seeks to recover actual damages and such punitive damages as the jury may find to be appropriate. In Counts Two and Three, although NRS is not named, it is alleged that the remaining defendants breached their fiduciary duty and seeks declaratory and injunctive relief with respect to the alleged breaches of fiduciary duty. Plaintiff seeks to recover actual damages, forfeiture of all other payments and/or salaries found by the jury to be the fruit of such other payments, punitive damages, costs and attorney’s fees and a finding that the individual defendants have breached their fiduciary duties and by a permanent injunction removing them from their respective offices in the Alabama State Employees Association (ASEA) and PEBCO. Also on September 10, 2009, a similar lawsuit was filed by the same plaintiff as a Complaint in Intervention in a case already pending in the Circuit Court for Montgomery County, captioned Nationwide Retirement Solutions, Inc. v. Alabama State Personnel Board, PEBCO, Inc., and Alabama State Employees Association. In the Complaint in Intervention, Plaintiff added Edwin J. “Mac” McArthur, Steve Walkley, Glenn Parker, Ulysses Lavender, Diana McLain, Randy Hebson and Robert Wagstaff as Third-Party/Crossclaim Defendants. The Company intends to defend these cases vigorously.

On November 20, 2007, NLIC and NRS were named in a lawsuit filed in the Circuit Court of Jefferson County, Alabama entitled Ruth A. Gwin and Sandra H. Turner, and a class of similarly situated individuals v Nationwide Life Insurance Company, Nationwide Retirement Solutions, Inc., Alabama State Employees Association, PEBCO, Inc. and Fictitious Defendants A to Z. On December 2, 2008, the plaintiffs filed an amended complaint. The plaintiffs claim to represent a class of all participants in the ASEA Plan, excluding members of the Deferred Compensation Committee, members of the Board of Control, ASEA’s directors, officers and board members, and PEBCO’s directors, officers and board members. The class period is from November 20, 2001, to the date of trial. In the amended class action complaint, the plaintiffs allege breach of fiduciary duty, wantonness and breach of contract. The amended class action complaint seeks a declaratory judgment, an injunction, an appointment of an independent fiduciary to protect Plan participants, disgorgement of amounts paid, reformation of Plan documents, compensatory damages and punitive damages, plus interest, attorneys’ fees and costs and such other equitable and legal relief to which plaintiffs and class members may be entitled. Also, on December 2, 2008, the plaintiffs filed a motion for preliminary injunction seeking an order requiring periodic payments made by NRS and/or NLIC to ASEA or PEBCO to be held in a trust account for the benefit of Plan participants. This motion was denied on April 25, 2009. On December 4, 2008, the Alabama State Personnel Board and the State of Alabama by, and through the State Personnel Board, filed a motion to intervene and a complaint in intervention. On December 16, 2008, the Companies filed their Answer. On February 4, 2009, the court provisionally agreed to add the State of Alabama, by and through the State Personnel Board as a party. On April 28, 2009, the court denied the plaintiffs’ motion for preliminary injunction. On July 1, 2009, the Alabama State Personnel Board and the State of Alabama by and through the Alabama Personnel Board filed a Notice of Withdrawal of Motion to Intervene. NRS and NLIC continue to defend this case vigorously.

NATIONWIDE LIFE INSURANCE COMPANY AND SUBSIDIARIES

(a wholly-owned subsidiary of Nationwide Financial Services, Inc.)

Notes to Condensed Consolidated Financial Statements (Unaudited), Continued

September 30, 2009 and 2008

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

On November 15, 2006, NFS, NLIC and NRS were named in a lawsuit filed in the United States District Court for the Southern District of Ohio entitled Kevin Beary, Sheriff of Orange County, Florida, In His Official Capacity, Individually and On Behalf of All Others Similarly Situated v. Nationwide Life Insurance Co., Nationwide Retirement Solutions, Inc. and Nationwide Financial Services, Inc. The plaintiff seeks to represent a class of all sponsors of 457(b) deferred compensation plans in the United States that had variable annuity contracts with the defendants at any time during the class period, or in the alternative, all sponsors of 457(b) deferred compensation plans in Florida that had variable annuity contracts with the defendants during the class period. The class period is from January 1, 1996 until the class notice is provided. The plaintiff alleges that the defendants breached their fiduciary duties by arranging for and retaining service payments from certain mutual funds. The complaint seeks an accounting, a declaratory judgment, a permanent injunction and disgorgement or restitution of the service fee payments allegedly received by the defendants, including interest. On January 25, 2007, NFS, NLIC and NRS filed a motion to dismiss. On September 17, 2007, the Court granted the motion to dismiss. On October 1, 2007, the plaintiff filed a motion to vacate judgment and for leave to file an amended complaint. On September 15, 2008, the Court denied the plaintiffs’ motion to vacate judgment and for leave to file an amended complaint. On October 15, 2008, the plaintiffs filed a notice of appeal. On October 13, 2009, the 6th Circuit Court of Appeals heard oral argument. NFS, NLIC and NRS continue to defend this lawsuit vigorously.

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

NATIONWIDE LIFE INSURANCE COMPANY AND SUBSIDIARIES

(a wholly-owned subsidiary of Nationwide Financial Services, Inc.)

Notes to Condensed Consolidated Financial Statements (Unaudited), Continued

September 30, 2009 and 2008

On April 13, 2004, NLIC was named in a class action lawsuit filed in Circuit Court, Third Judicial Circuit, Madison County, Illinois, entitled Woodbury v. Nationwide Life Insurance Company. NLIC removed this case to the United States District Court for the Southern District of Illinois on June 1, 2004. On December 27, 2004, the case was transferred to the United States District Court for the District of Maryland and included in the multi-district proceeding entitled In Re Mutual Funds Investment Litigation. In response, on May 13, 2005, the plaintiff filed the first amended complaint purporting to represent, with certain exceptions, a class of all persons who held (through their ownership of an NLIC annuity or insurance product) units of any NLIC sub-account invested in mutual funds that included foreign securities in their portfolios and that experienced market timing or stale price trading activity. The first amended complaint purports to disclaim, with respect to market timing or stale price trading in NLIC’s annuities sub-accounts, any allegation based on NLIC’s untrue statement, failure to disclose any material fact, or usage of any manipulative or deceptive device or contrivance in connection with any class member’s purchases or sales of NLIC annuities or units in annuities sub-accounts. The plaintiff claims, in the alternative, that if NLIC is found with respect to market timing or stale price trading in its annuities sub-accounts, to have made any untrue statement, to have failed to disclose any material fact or to have used or employed any manipulative or deceptive device or contrivance, then the plaintiff purports to represent a class, with certain exceptions, of all persons who, prior to NLIC’s untrue statement, omission of material fact, use or employment of any manipulative or deceptive device or contrivance, held (through their ownership of an NLIC annuity or insurance product) units of any NLIC sub-account invested in mutual funds that included foreign securities in their portfolios and that experienced market timing activity. The first amended complaint alleges common law negligence and seeks to recover damages not to exceed $75,000 per plaintiff or class member, including all compensatory damages and costs. On June 1, 2006, the District Court granted NLIC’s motion to dismiss the plaintiff’s complaint. On January 30, 2009, the United States Court of Appeals for the Fourth Circuit affirmed that dismissal. On April 30, 2009, plaintiffs filed an appeal with the U.S. Supreme Court. On October 5, 2009, the U. S. Supreme Court denied the plaintiffs’ Motion for Certiori.

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

Tax Matters

Management has established tax reserves in accordance with current accounting guidance, which prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. These reserves are reviewed regularly and are adjusted as events occur that management believes impact its liability for additional taxes, such as lapsing of applicable statutes of limitations; conclusion of tax audits or substantial agreement on the deductibility or nondeductibility of uncertain items; additional exposure based on current calculations; identification of new issues; release of administrative guidance; or rendering of a court decision affecting a particular tax issue. Management believes its tax reserves reasonably provide for potential assessments that may result from Internal Revenue Service (IRS) examinations and other tax-related matters for all open tax years.

NATIONWIDE LIFE INSURANCE COMPANY AND SUBSIDIARIES

(a wholly-owned subsidiary of Nationwide Financial Services, Inc.)

Notes to Condensed Consolidated Financial Statements (Unaudited), Continued

September 30, 2009 and 2008

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

The IRS recently completed an audit of the Company’s tax years 2003 through 2005. As a result of this audit, the Company received a Revenue Agent’s Report (RAR) and 30-Day Letter (requiring payment of additional tax due or the preparation of protest to start the appeals process) from the IRS during July 2009. The RAR includes an adjustment to reduce the Company’s DRD for the above tax years resulting in additional tax due of $151.0 million. The Company plans to appeal this issue and believes that it will ultimately prevail based on technical merits.

(15)	Variable Interest Entities

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

The Company had relationships with 19 LIHTC Funds that are considered VIEs as of September 30, 2009 and December 31, 2008, where the Company was the primary beneficiary. Net assets of these consolidated VIEs were $376.6 million and $416.0 million as of September 30, 2009 and December 31, 2008, respectively. The following table summarizes the components of net assets as of the dates indicated:

(in millions)	September 30, 2009	December 31, 2008
Other long-term investments	$336.0	$371.1
Short-term investments	16.6	20.9
Other assets	38.2	41.6
Other liabilities	(14.2)	(17.6)

The Company’s total loss exposure from consolidated VIEs was immaterial as of September 30, 2009 and December 31, 2008 (except for the impact of guarantees disclosed in Note 16 to the audited consolidated financial statements included in the Company’s 2008 Annual Report on Form 10-K). Creditors (or beneficial interest holders) of the consolidated VIEs have no recourse to the general credit of the Company.

NATIONWIDE LIFE INSURANCE COMPANY AND SUBSIDIARIES

(a wholly-owned subsidiary of Nationwide Financial Services, Inc.)

Notes to Condensed Consolidated Financial Statements (Unaudited), Continued

September 30, 2009 and 2008

These LIHTC Funds are financed through the sale of these funds into the secondary market. The proceeds from these sales are used to participate in low-income housing projects that provide tax benefits to the investors.

In addition to the consolidated VIEs described above, the Company holds variable interests in other LIHTC Funds that qualify as VIEs where the Company is not the primary beneficiary. The carrying amount of these unconsolidated VIEs was $71.2 million and $78.9 million as of September 30, 2009 and December 31, 2008, respectively. The total exposure to loss on these unconsolidated VIEs was $81.2 million and $93.4 million as of September 30, 2009 and December 31, 2008, respectively. The total exposure to loss is determined by adding any unfunded commitments to the carrying amount of the VIEs.

Structured Products

The Company had a relationship with one structured product investment that is considered a VIE as of September 30, 2009 and December 31, 2008, where the Company was the primary beneficiary. Net assets of this consolidated VIE were $6.7 million and $8.9 million as of September 30, 2009 and December 31, 2008, respectively. Creditors (or beneficial interest holders) of the consolidated VIE have no recourse to the general credit of the Company. There are no arrangements that would require the Company to provide financial support to the VIE.

The Company was invested in 6 and 12 structured product investments that are considered VIEs as of September 30, 2009 and December 31, 2008, respectively, where the Company is not the primary beneficiary. These structured products are in the form of synthetic collateralized debt obligations and collateralized lease obligations. The carrying amount on these unconsolidated VIEs was $26.0 million and $13.7 million as of September 30, 2009 and December 31, 2008, respectively. The total exposure to loss on these unconsolidated VIEs is determined to be the carrying amount of the VIEs.

Private Equity Investments

The Company had a relationship with one private equity investment that is considered a VIE as of December 31, 2008, where the Company was the primary beneficiary. On September 30, 2009, NLIC sold this private equity investment to NMIC, which had net assets of $14.1 million.

As of September 30, 2009, the Company does not have any private equity investments considered to be a VIE where the Company is not the primary beneficiary.

NATIONWIDE LIFE INSURANCE COMPANY AND SUBSIDIARIES

(a wholly-owned subsidiary of Nationwide Financial Services, Inc.)

Notes to Condensed Consolidated Financial Statements (Unaudited), Continued

September 30, 2009 and 2008

(16)	Segment Information

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

NATIONWIDE LIFE INSURANCE COMPANY AND SUBSIDIARIES

(a wholly-owned subsidiary of Nationwide Financial Services, Inc.)

Notes to Condensed Consolidated Financial Statements (Unaudited), Continued

September 30, 2009 and 2008

The following tables summarize the Company’s business segment operating results for the periods indicated:

	Three months ended September 30, 2009
(in millions)	Individual Investments	Retirement Plans	Individual Protection	Corporate and Other	Total
Revenues:
Policy charges	$135.8	$17.5	$117.8	$—	$271.1
Premiums	45.7	—	44.1	—	89.8
Net investment income	146.4	166.1	87.3	32.8	432.6
Non-operating net realized investment losses[1]	—	—	—	(60.2)	(60.2)
Other-than-temporary impairment losses	—	—	—	(146.2)	(146.2)
Other income[2]	(85.7)	0.2	—	2.3	(83.2)

Total revenues	242.2	183.8	249.2	(171.3)	503.9

Benefits and expenses:
Interest credited to policyholder accounts	101.4	100.9	45.8	16.4	264.5
Benefits and claims	23.9	—	83.1	—	107.0
Policyholder dividends	—	—	5.8	—	5.8
Amortization of DAC	50.4	8.6	30.1	4.4	93.5
Interest expense	—	—	—	13.7	13.7
Other operating expenses	44.3	37.9	40.5	15.9	138.6

Total benefits and expenses	220.0	147.4	205.3	50.4	623.1

Income (loss) from continuing operations before federal income tax expense (benefit)	22.2	36.4	43.9	(221.7)	$(119.2)

Less: non-operating net realized investment losses[1]	—	—	—	60.2
Less: non-operating other-than-temporary impairment losses	—	—	—	146.2
Less: adjustment to amortization related to net realized investment gains and losses	—	—	—	4.4
Less: net loss attributable to noncontrolling interest	—	—	—	13.7

Pre-tax operating earnings	$22.2	$36.4	$43.9	$2.8

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

NATIONWIDE LIFE INSURANCE COMPANY AND SUBSIDIARIES

(a wholly-owned subsidiary of Nationwide Financial Services, Inc.)

Notes to Condensed Consolidated Financial Statements (Unaudited), Continued

September 30, 2009 and 2008

	Three months ended September 30, 2008
(in millions)	Individual Investments	Retirement Plans	Individual Protection	Corporate and Other	Total
Revenues:
Policy charges	$154.6	$28.5	$113.0	$—	$296.1
Premiums	20.2	—	35.8	—	56.0
Net investment income	125.4	160.8	88.8	38.5	413.5
Non-operating net realized investment losses[1]	—	—	—	(123.0)	(123.0)
Other-than-temporary impairment losses	—	—	—	(377.9)	(377.9)
Other income[2]	0.8	—	—	(13.5)	(12.7)

Total revenues	301.0	189.3	237.6	(475.9)	252.0

Benefits and expenses:
Interest credited to policyholder accounts	88.9	108.3	46.2	37.1	280.5
Benefits and claims	70.9	1.1	69.2	(4.4)	136.8
Policyholder dividends	—	—	6.6	—	6.6
Amortization of DAC	226.3	8.9	30.0	(44.0)	221.2
Interest expense	—	—	—	15.0	15.0
Other operating expenses	43.6	34.4	30.8	17.4	126.2

Total benefits and expenses	429.7	152.7	182.8	21.1	786.3

Income (loss) from continuing operations before federal income tax expense	(128.7)	36.6	54.8	(497.0)	$ (534.3)

Less: non-operating net realized investment losses[1]	—	—	—	123.0
Less: non-operating other-than-temporary impairment losses	—	—	—	377.9
Less: adjustment to amortization related to net realized investment gains and losses	—	—	—	(48.6)
Less: net loss attributable to noncontrolling interest	—	—	—	9.2

Pre-tax operating earnings	$(128.7)	$36.6	$54.8	$(35.5)

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

NATIONWIDE LIFE INSURANCE COMPANY AND SUBSIDIARIES

(a wholly-owned subsidiary of Nationwide Financial Services, Inc.)

Notes to Condensed Consolidated Financial Statements (Unaudited), Continued

September 30, 2009 and 2008

The following tables summarize the Company’s business segment operating results for the periods indicated:

	Nine months ended September 30, 2009
(in millions)	Individual Investments	Retirement Plans	Individual Protection	Corporate and Other	Total
Revenues:
Policy charges	$372.9	$64.6	$359.2	$—	$796.7
Premiums	138.9	—	135.1	—	274.0
Net investment income	404.1	496.2	262.1	113.4	1,275.8
Non-operating net realized investment gains[1]	—	—	—	487.6	487.6
Other-than-temporary impairment losses	—	—	—	(488.2)	(488.2)
Other income[2]	(134.0)	0.2	—	1.3	(132.5)

Total revenues	781.9	561.0	756.4	114.1	2,213.4

Benefits and expenses:
Interest credited to policyholder accounts	285.9	314.4	140.5	60.2	801.0
Benefits and claims	173.2	—	267.8	26.0	467.0
Policyholder dividends	—	—	15.7	—	15.7
Amortization of DAC	147.9	32.9	119.6	250.5	550.9
Interest expense	—	—	—	41.7	41.7
Other operating expenses	133.7	111.0	116.4	49.8	410.9

Total benefits and expenses	740.7	458.3	660.0	428.2	2,287.2

Income (loss) from continuing operations before federal income tax expense (benefit)	41.2	102.7	96.4	(314.1)	$(73.8)

Less: non-operating net realized investment gains[1]	—	—	—	(487.6)
Less: non-operating other-than-temporary impairment losses	—	—	—	488.2
Less: adjustment to amortization related to net realized investment gains and losses	—	—	—	277.8
Less: net loss attributable to noncontrolling interest	—	—	—	38.5

Pre-tax operating earnings	$41.2	$102.7	$96.4	$2.8

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

NATIONWIDE LIFE INSURANCE COMPANY AND SUBSIDIARIES

(a wholly-owned subsidiary of Nationwide Financial Services, Inc.)

Notes to Condensed Consolidated Financial Statements (Unaudited), Continued

September 30, 2009 and 2008

	Nine months ended September 30, 2008
(in millions)	Individual Investments	Retirement Plans	Individual Protection	Corporate and Other	Total
Revenues:
Policy charges	$476.4	$92.1	$339.6	$—	$908.1
Premiums	83.5	—	120.0	—	203.5
Net investment income	379.5	476.3	256.0	183.2	1,295.0
Non-operating net realized investment losses[1]	—	—	—	(156.0)	(156.0)
Other-than-temporary impairment losses	—	—	—	(543.0)	(543.0)
Other income[2]	2.6	—	—	(24.8)	(22.2)

Total revenues	942.0	568.4	715.6	(540.6)	1,685.4

Benefits and expenses:
Interest credited to policyholder accounts	268.1	317.3	134.7	129.0	849.1
Benefits and claims	181.5	1.1	214.6	(4.4)	392.8
Policyholder dividends	—	—	21.1	—	21.1
Amortization of DAC	386.0	30.6	86.8	(57.1)	446.3
Interest expense	—	—	—	46.9	46.9
Other operating expenses	136.4	107.4	98.4	53.9	396.1

Total benefits and expenses	972.0	456.4	555.6	168.3	2,152.3

Income (loss) from continuing operations before federal income tax expense	(30.0)	112.0	160.0	(708.9)	$(466.9)

Less: non-operating net realized investment losses[1]	—	—	—	156.0
Less: non-operating other-than-temporary impairments	—	—	—	543.0
Less: adjustment to amortization related to net realized investment gains and losses	—	—	—	(61.7)
Less: net loss attributable to noncontrolling interest	—	—	—	31.9

Pre-tax operating earnings (loss)	$(30.0)	$112.0	$160.0	$(39.7)

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

(xvi)	the potential impact of industry developments relating to contract and fee transparency on the Retirement Plans segment; and

(xvii)

adverse consequences, including financial and reputation costs, regulatory problems and potential loss of customers resulting from failure to meet privacy regulations and/or protect the Company’s customers’ confidential information.

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

NLIC entered into a Plan and Agreement of Merger with its affiliate, Nationwide Life Insurance Company of America (NLICA), effective as of August 28, 2009, providing for the merger of NLICA with and into NLIC, with NLIC as the surviving entity. In addition, NLIC’s subsidiary, NLAIC, entered into a Plan and Agreement of Merger with a subsidiary of NLICA, Nationwide Life and Annuity Company of America (NLACA), dated effective as of August 28, 2009, providing for the merger of NLACA with and into NLAIC, with NLAIC as the surviving entity. The closing of these mergers are subject to satisfaction of customary closing conditions, including receipt of all required regulatory approvals (including from the Commissioners of Insurance for the states of Ohio, Delaware and California and the Commonwealth of Pennsylvania), and any necessary exemptions, approvals or non-disapprovals of the Securities and Exchange Commission. The mergers are expected to close on or about December 31, 2009. The mergers are being completed to streamline the enterprise’s capital structure and create operational efficiencies.

Business Segments

See Part 1 – Financial Information, Item 1 – Condensed Consolidated Financial Statements, Note 16 – Segment Information for a discussion of reportable segments, including the components of each segment.

The following table summarizes pre-tax operating earnings (loss) by segment for the periods indicated:

	Three months ended September 30,			Nine months ended September 30,
(in millions)	2009	2008	Change	2009	2008	Change
Individual Investments	$22.2	$(128.7)	NM	$41.2	$(30.0)	NM
Retirement Plans	36.4	36.6	(1)%	102.7	112.0	(8)%
Individual Protection	43.9	54.8	(20)%	96.4	160.0	(40)%
Corporate and Other	2.8	(35.5)	NM	2.8	(39.7)	NM

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

Management makes decisions concerning the sale of invested assets based on a variety of market, business, tax and other factors. All realized gains and losses generated by these sales and changes in valuation allowances on mortgage loans on real estate are reported in net realized investment gains and losses. Also included in net realized investment gains and losses are changes in the fair values of derivatives qualifying as fair value hedges and the related changes in the fair values of hedged items; the ineffective, or excluded, portion of cash flow hedges; changes in the fair values of derivatives that do not qualify for hedge accounting treatment; the mark-to-market of embedded derivatives, net of economic hedges; and periodic net amounts paid or received on interest rate swaps that do not qualify for hedge accounting treatment. All charges related to other-than-temporary impairments of available-for-sale securities and other investments are reported in other-than-temporary impairments losses.

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

As of September 30, 2009, 63% of the prices of fixed maturity securities were valued with assistance of independent pricing services, 19% were valued with the assistance of the Company’s internal pricing processes, 11% were valued with assistance of the Company’s pricing matrices, 4% were valued with assistance of broker quotes, and 3% were valued from other sources compared to 78%, 4%, 12%, 5% and 1%, respectively, as of December 31, 2008.

Available-for-sale securities valued using significant Level 3 inputs include investments in markets which the Company considers inactive; the Company’s non-Agency holdings in residential mortgage-backed securities, certain commercial mortgage-backed securities, collateralized debt obligations and other asset-backed securities; certain broker-quoted or internally priced securities; and securities that are at or near default based on designations assigned by the NAIC. As of September 30, 2009, Level 3 investments comprised 20% of total investments measured at fair value compared to 21% as of December 31, 2008.

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

As of September 30, 2009 and December 31, 2008, the Company had investments in markets that it considered inactive with an amortized cost of $4.06 billion and $4.42 billion, respectively, and an estimated fair value of $3.13 billion and $3.20 billion, respectively, which represents 14% and 17% of the estimated fair value of all fixed maturity securities available-for-sale as of September 30, 2009 and December 31, 2008, respectively. Of these investments in markets that are considered inactive, 85% were priced using a weighting of internal pricing models and independent pricing services, 9% were valued with the assistance of independent pricing services, and 6% were priced using a weighting of broker quotes and internal pricing models to determine the estimated fair values as of September 30, 2009, in comparison to 0%, 93%, and 7%, respectively, as of December 31, 2008.

Certain residential mortgage-backed securities backed by Prime, Sub-prime and Alt-A collateral, which are included in Level 3 financial assets, utilize internal pricing models to assist in determining the estimated fair values. As of December 31, 2008, these investments were priced solely with the assistance of independent pricing services. As a result of low levels of activity in these markets during the first three quarters of 2009, management believes that prices were no longer representative of the investments’ fair value, which is the price that would be received upon the sale of the investment in an orderly transaction (that is, not a forced liquidation or distressed sale) between market participants at the measurement date. The Company believes that a weighting of internal pricing models and independent pricing services represents a better estimate of the investments’ fair value.

Therefore, management determined that the use of multiple valuation techniques, considering both an income approach that maximizes the use of relevant observable inputs and minimizes the use of unobservable inputs and a market approach that observes quotes provided by independent pricing services produces a result more representative of an investment’s fair value.

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

In addition, certain of the Company’s investments in corporate debt securities, mortgage-backed securities and other asset-backed securities were valued with the assistance of independent pricing services and non-binding broker quotes. The Company’s policy is to use the pricing obtained from our primary independent pricing service even in cases where a price is obtained from both an independent pricing service and a broker. In the event that pricing information is not available from an independent pricing service, non-binding broker quotes are used to assist in the valuation of the investments. In many cases, only one broker quote is available. The Company generally does not adjust the values obtained from brokers.

Broker quotes are generally considered unobservable inputs as only one broker quote is ordinarily obtained, the investment is not traded on an exchange, the pricing is not available to other entities and the transaction volume in the same or similar investments has decreased such that generally only one quotation is available. As the brokers often do not provide the necessary transparency into their quotes and methodologies, the Company periodically performs reviews and tests to ensure that quotes are a reasonable estimate of the investments’ fair value and are appropriately categorized in the fair value hierarchy.

For investments valued with the assistance of independent pricing services, the Company obtained the pricing services’ methodologies and classified these investments accordingly in the fair value hierarchy. The Company periodically reviews and tests the pricing and related methodologies obtained from these independent pricing services against secondary sources to ensure that management can validate the investment’s fair value and related categorization. If large variances are observed between the price obtained from the independent pricing services and secondary sources, the Company analyzes the causes driving the variance and resolves any differences.

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

As of September 30, 2009 and December 31, 2008, the Company had received $582.3 million and $1.02 billion, respectively, of cash for derivative collateral, which is in turn invested in short-term investments. The Company also held $33.9 million and $35.4 million of securities as off-balance sheet collateral on derivative transactions as of September 30, 2009 and December 31, 2008, respectively. As of September 30, 2009 and December 31, 2008, the Company had pledged fixed maturity securities with a fair value of $47.6 million and $24.5 million, respectively, as collateral to various derivative counterparties.

The Company periodically evaluates the risks within the derivative portfolios due to credit exposure. When evaluating this risk, the Company considers several factors which include, but are not limited to, the counterparty risk associated with derivative receivables, the Company’s own credit as it relates to derivative payables, the collateral thresholds associated with each counterparty, and changes in relevant market data in order to gain insight into the probability of default by the counterparty. In addition, the effect that the Company’s exposure to credit risk could have on the effectiveness of the Company’s hedging relationships is considered. As of September 30, 2009, the impact of the exposure to credit risk on both the fair value measurement of derivative assets and liabilities and the effectiveness of the Company’s hedging relationships was immaterial.

Future Policy Benefits and Claims

The fair value measurements for future policy benefits and claims relate to embedded derivatives associated with contracts with living benefit riders (guaranteed minimum accumulation benefits (GMABs), guaranteed lifetime withdrawal benefits (GLWBs)) and equity-indexed annuities. Related derivatives are internally valued. The valuation of guaranteed minimum benefit embedded derivatives is based on capital market and actuarial assumptions, including risk margin considerations reflecting policyholder behavior. The Company uses observable inputs, such as published swap rates, in its capital market assumptions. Actuarial assumptions, including lapse behavior and mortality rates, are based on actual experience.

See Part 1 – Financial Information, Item 1 – Condensed Consolidated Financial Statements, Note 8 – Variable Contracts, for a discussion of the net realized gains recognized on living benefit embedded derivatives.

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

Ratings are important to maintaining public confidence in the Company and its ability to market its annuity and life insurance products. Rating agencies continually review the financial performance and condition of insurers, including the Company. Any lowering of the Company’s ratings could have an adverse effect on the Company’s ability to market its products and could increase the rate of surrender of the Company’s products. Both of these consequences could have an adverse effect on the Company’s liquidity and, under certain circumstances, net income. NLIC and NLAIC each have financial strength ratings of “A+” (Superior) from A.M. Best Company, Inc. (A.M. Best), and their claims-paying ability/financial strength are rated “A1” (Good) by Moody’s Investors Service, Inc. (Moody’s) and “A+” (Strong) by Standard & Poor’s Rating Services (S&P). The Company’s financial strength is also reflected in the ratings of its commercial paper, which is rated “AMB-1” by A.M. Best, “P-1” by Moody’s and “A-1” by S&P.

On January 27, 2009, A.M. Best placed its ratings of NLIC on negative outlook. On March 10, 2009, Moody’s downgraded the ratings of NLIC and NLAIC to A1 from Aa3 with a negative outlook. These actions have taken place during a time when many major life insurers have experienced similar outlook changes and/or negative downgrades, caused by weak economic conditions and volatility in the credit and equity markets.

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

Valuation of Investments, Investment Income and Realized Gains and Losses

As a result of the Company’s adoption of guidance impacting FASB ASC 320-10, Investments – Debt and Equity Securities in the first quarter of 2009, for all debt securities evaluated for other-than-temporary impairment (for which the Company does not have the intent to sell and it is not more likely than not that it will be required to sell the security before the recovery of its amortized cost basis), the Company considers the timing and amount of the cash flows. The Company evaluates its intent to sell on an individual security basis.

Additionally, debt securities that become other-than-temporarily impaired (where the Company does not intend to sell the security and it is not more likely than not that it will be required to sell the security prior to recovery of the security’s amortized cost) are bifurcated with the credit portion of the impairment loss being recognized in earnings and the non-credit loss portion of the impairment being recognized in a separate component of other comprehensive income, net of applicable taxes and other offsets.

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

During the second quarter of 2009, the Company conducted its annual comprehensive review of model assumptions used to project DAC and other related balances, including sales inducement assets and unearned revenue reserves. The review covered all assumptions including mortality, lapses, expenses and general and separate account returns. As a result of this review, certain assumptions were unlocked (DAC unlock). The unlocked assumptions primarily related to lower expected investment spreads and separate account returns across all segments. The pre-tax positive (negative) impact on the Company’s assets and liabilities as a result of the unlocking of these assumptions during the second quarter of 2009 was as follows:

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

The pre-tax positive (negative) impact on the Company’s assets and liabilities as a result of the unlocking of assumptions during the nine months ended September 30, 2008 was as follows:

(in millions)	DAC	Unearned Revenue Reserves	Sales Inducement Assets	Total
Segment:
Individual Investments	$(186.0)	$—	$(0.6)	$(186.6)
Retirement Plans	(2.3)	—	—	(2.3)
Individual Protection	(2.3)	3.1	—	0.8

Total	$(190.6)	$3.1	$(0.6)	$(188.1)

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

Results of Operations

Third Quarter – 2009 Compared to 2008

The following table summarizes the Company’s consolidated results of operations for the periods indicated:

	Three months ended September 30,
(in millions)	2009	2008	Change
Revenues:
Policy charges:
Asset fees	$138.4	$169.8	(18)%
Cost of insurance charges	88.1	83.1	6%
Administrative fees	34.3	29.4	17%
Surrender fees	10.3	13.8	(25)%

Total policy charges	271.1	296.1	(8)%
Premiums	89.8	56.0	60%
Net investment income	432.6	413.5	5%
Net realized investment losses	(144.1)	(137.3)	5%
Other-than-temporary impairment losses (consisting of $181.1 of total other-than-temporary impairment losses, net of $34.9 recognized in other comprehensive income, for the three months ended September 30, 2009)	(146.2)	(377.9)	(61)%
Other income	0.7	1.6	(56)%

Total revenues	503.9	252.0	100%

Benefits and expenses:
Interest credited to policyholder accounts	264.5	280.5	(6)%
Benefits and claims	107.0	136.8	(22)%
Policyholder dividends	5.8	6.6	(12)%
Amortization of DAC	93.5	221.2	(58)%
Interest expense, primarily with NFS	13.7	15.0	(9)%
Other operating expenses	138.6	126.2	10%

Total benefits and expenses	623.1	786.3	(21)%

Loss from continuing operations before federal income tax benefit	(119.2)	(534.3)	(78)%
Federal income tax benefit	(56.4)	(194.6)	(71)%

Net loss	(62.8)	(339.7)	(81)%
Less: Net loss attributable to noncontrolling interest	13.7	9.2	49%

Net loss attributable to NLIC	$(49.1)	$(330.5)	(85)%

The Company recorded a lower net loss for the third quarter of 2009 compared to the prior year quarter, primarily due to lower other-than-temporary impairments losses and lower amortization of DAC. In addition, higher interest spread income, higher premiums and lower benefits and claims contributed to the overall decrease in net loss, partially offset by lower asset fees. Lastly, the Company recorded a lower federal income tax benefit for the third quarter of 2009 primarily due to the aforementioned decrease in net loss.

Other-than-temporary impairment losses decreased by $231.7 million in the current quarter primarily due to lower fixed maturity security impairments driven by volatile market conditions and changes to the accounting literature pertaining to impairments of investment securities. The third quarter of 2009 included impairments of $102.4 million resulting from changes to intent to sell fixed maturity securities.

Lower amortization of DAC primarily was driven by the DAC unlock in the third quarter of 2008, which increased amortization of DAC in the prior year by $177.2 million in the Individual Investments segment. The decrease was partially offset by higher amortization of $42.6 million on embedded derivatives on living benefit products due to lower net realized losses of $4.5 million in the third quarter of 2009 compared losses of $103.7 million in the third quarter of 2008.

Lower losses from hedge fund and private equity investments of $28.3 million and higher general account assets in the Individual Investments and Retirement Plans segments drove the increase in interest spread income.

A 77% increase in sales of income products during the quarter generated higher premiums as customer demand shifted toward fixed income products.

Improvement in market conditions lowered benefits and claims on GMDB contracts by $71.1 million in the third quarter of 2009. Higher reserve accruals on income products in the Individual Investment segment and unfavorable mortality in the Individual Protection segment partially offset the decrease.

The decline in asset fees primarily was due to lower average separate account values across all segments resulting from volatility in the equity markets as asset fees earned by the Company are driven by separate account values.

Year-to-Date – 2009 Compared to 2008

The following table summarizes the Company’s consolidated results of operations for the periods indicated:

	Nine months ended September 30,
(in millions)	2009	2008	Change
Revenues:
Policy charges:
Asset fees	$393.0	$530.1	(26)%
Cost of insurance charges	263.7	243.1	8%
Administrative fees	104.0	93.4	11%
Surrender fees	36.0	41.5	(13)%

Total policy charges	796.7	908.1	(12)%
Premiums	274.0	203.5	35%
Net investment income	1,275.8	1,295.0	(1)%
Net realized investment gains (losses)	354.0	(181.7)	NM
Other-than-temporary impairment losses (consisting of $886.6 of total other-than-temporary impairment losses, net of $398.4 recognized in other comprehensive income, for the nine months ended September 30, 2009)	(488.2)	(543.0)	(10)%
Other income	1.1	3.5	(69)%

Total revenues	2,213.4	1,685.4	31%

Benefits and expenses:
Interest credited to policyholder accounts	801.0	849.1	(6)%
Benefits and claims	467.0	392.8	19%
Policyholder dividends	15.7	21.1	(26)%
Amortization of DAC	550.9	446.3	23%
Interest expense, primarily with NFS	41.7	46.9	(11)%
Other operating expenses	410.9	396.1	4%

Total benefits and expenses	2,287.2	2,152.3	6%

Loss from continuing operations before federal income tax benefit	(73.8)	(466.9)	(84)%
Federal income tax benefit	(66.1)	(183.8)	(64)%

Net loss	(7.7)	(283.1)	(97)%
Less: Net loss attributable to noncontrolling interest	38.5	31.9	21%

Net income (loss) attributable to NLIC	$30.8	$(251.2)	NM

The Company recorded net income for the nine months ended September 30, 2009 compared to a loss in the same period a year ago, primarily due to net realized investment gains, higher premiums and lower other than-temporary impairment losses. In addition, higher interest spread income contributed to the overall increase, partially offset by lower asset fees, higher amortization of DAC, and higher benefits and claims. Lastly, the Company recorded a lower federal income tax benefit for the current period primarily due to the aforementioned increases in net income.

During the nine months ended September 30, 2009, the Company recorded net realized investment gains on living benefit embedded derivatives and related economic hedging gains of $396.9 million, an increase of $518.3 million compared to the prior year. These gains were comprised of $1.26 billion of net realized investment gains on living benefit embedded derivatives and $865.8 million of related economic hedging losses. The net realized investment gains on living benefit embedded derivatives primarily resulted from higher interest rates, lower volatility assumptions and an increase to the nonperformance component of the discount rate. The net realized investment gains on embedded derivatives increased amortization of DAC by $321.7 million in the current year, which is included in the Corporate and Other segment. Higher mark-to-market gains on derivative activity of $75.3 million and higher net realized gains on sales of investments of $60.5 million further contributed to the increase. The overall increase was partially offset by losses on derivatives associated with the Company’s economic hedging program for GMDB contracts of $136.4 million.

Other-than-temporary impairment losses decreased by $54.8 million in the current year, primarily due to lower fixed maturity security impairments driven by volatile market conditions.

A 39% increase of income products sales in the current year generated higher premiums as customer demand shifted toward fixed income products.

Higher general account assets increased interest spread income in the Retirement Plans segment by $22.8 million during the current year.

The decline in asset fees primarily was due to lower average separate account values across all segments resulting from volatility in the equity markets as asset fees earned by the Company are driven by separate account values.

Higher net realized gains on living benefit embedded derivatives increased amortization of DAC by $321.7 million in the current year. Additionally, the DAC unlock in the second quarter of 2009 further increased amortization of DAC in the current year by $67.9 million. The increase in amortization of DAC was partially offset by the DAC unlocks in the second and third quarters of 2008, totaling $190.6 million, and lower gross profits in the Individual Investments and Individual Protection segments.

Adverse mortality and updates to benefit ratio assumptions in the Individual Protection segment drove the increase in benefits and claims in the current year. In addition, higher net realized investment gains increased amortization of sales inducements and higher reserve accruals on fixed income products further contributed to the increase. The increase was offset by lower benefits and claims on GMDB contracts in the Individual Investment segment due to improvements in market conditions.

New and Renewal Production Premiums and Deposits

The Company regularly monitors and reports a sales production metric as a measure of the volume of new and renewal business generated in a period.

New and renewal production premiums and deposits, previously referred to as “sales”, are not derived from any specific GAAP income statement accounts or line items and should not be viewed as a substitute for any financial measure determined in accordance with GAAP, including sales as it relates to non-insurance companies. Management believes that the presentation of new and renewal production premiums and deposits enhances the understanding of the Company’s business and helps depict longer-term trends that may not be apparent in the results of operations due to differences between the timing of sales and revenue recognition.

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

As calculated and analyzed by management, statutory premiums and deposits on individual and group annuities and life insurance products calculated in accordance with accounting practices prescribed or permitted by regulatory authorities and deposits on administration-only group retirement plans and the advisory services program are adjusted as described below to arrive at new and renewal production premiums and deposits.

New and renewal production premiums and deposits, as reported by the Company, are stated net of internal replacements, which management believes provides a more meaningful disclosure of production in a given period. In addition, the Company’s definition of new and renewal production premiums and deposits excludes funding agreements issued under the Company’s MTN program; asset transfers associated with large case BOLI and large case retirement plan acquisitions; and deposits into Nationwide employee and agent benefit plans. Although these products contribute to asset and earnings growth, their production flows potentially can mask trends in the underlying business and thus do not provide meaningful comparisons and analyses.

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

Third Quarter – 2009 Compared to 2008

The following table summarizes new and renewal production premiums and deposits by product and segment for the periods indicated:

	Three months ended September 30,
(in millions)	2009	2008	Change
Individual Investments
Individual variable annuities	$920.2	$893.6	3%
Individual fixed annuities	38.4	76.8	(50)%
Income products	66.8	37.7	77%
Portfolio income insurance	4.1	—	NM
Advisory services program	—	4.6	NM

Total Individual Investments	1,029.5	1,012.7	2%

Retirement Plans
Private sector:
Group products	170.5	222.4	(23)%
Public sector:
IRC Section 457 annuities	386.3	434.2	(11)%

Total Retirement Plans	556.8	656.6	(15)%

Individual Protection
Corporate-owned life insurance	60.9	69.6	(13)%
Traditional/universal life insurance	130.3	102.9	27%
Variable life insurance	74.5	98.2	(24)%

Total Individual Protection	265.7	270.7	(2)%

Total new and renewal production premiums and deposits	$1,852.0	$1,940.0	(5)%

See Part I – Financial Information, Item 2 – Management’s Narrative Analysis of the Results of Operations – Business Segments for an analysis of new and renewal production premiums and deposits by product and segment.

Year-to-Date – 2009 Compared to 2008

The following table summarizes new and renewal production premiums and deposits by product and segment for the periods indicated:

	Nine months ended September 30,
(in millions)	2009	2008	Change
Individual Investments
Individual variable annuities	$2,833.5	$3,212.6	(12)%
Individual fixed annuities	414.0	158.5	161%
Income products	200.2	143.7	39%
Portfolio income insurance	4.1	—	NM
Advisory services program	—	52.7	NM

Total Individual Investments	3,451.8	3,567.5	(3)%

Retirement Plans
Private sector:
Group products	563.1	738.7	(24)%
Public sector:
IRC Section 457 annuities	1,190.4	1,313.4	(9)%

Total Retirement Plans	1,753.5	2,052.1	(15)%

Individual Protection
Corporate-owned life insurance	246.1	423.9	(42)%
Traditional/universal life insurance	367.6	332.8	10%
Variable life insurance	237.9	305.3	(22)%

Total Individual Protection	851.6	1,062.0	(20)%

Total new and renewal production premiums and deposits	$6,056.9	$6,681.6	(9)%

See Part I – Financial Information, Item 2 – Management’s Narrative Analysis of the Results of Operations – Business Segments for an analysis of new and renewal production premiums and deposits by product and segment.

Business Segments

Individual Investments

Third Quarter – 2009 Compared to 2008

The following table summarizes selected financial data for the Company’s Individual Investments segment for the periods indicated:

	Three months ended September 30,
(dollars in millions)	2009	2008	Change
Statements of Income Data
Revenues:
Policy charges:
Asset fees	$115.6	$134.9	(14)%
Administrative fees	13.5	8.8	53%
Surrender fees	6.7	10.9	(39)%

Total policy charges	135.8	154.6	(12)%
Premiums	45.7	20.2	126%
Net investment income	146.4	125.4	17%
Other income	(85.7)	0.8	NM

Total revenues	242.2	301.0	(20)%

Benefits and expenses:
Interest credited to policyholder accounts	101.4	88.9	14%
Benefits and claims	23.9	70.9	(66)%
Amortization of DAC	50.4	226.3	(78)%
Other operating expenses	44.3	43.6	2%

Total benefits and expenses	220.0	429.7	(49)%

Pre-tax operating earnings (loss)	$22.2	$(128.7)	NM

Other Data
Interest spread margin:
Net investment income	5.75%	5.29%
Interest credited	3.84%	3.71%

Interest spread on average general account values	1.91%	1.58%

New and renewal production premiums and deposits:
Individual variable annuities	$920.2	$893.6	3%
Individual fixed annuities	38.4	76.8	(50)%
Income products	66.8	37.7	77%
Portfolio income insurance	4.1	—	NM
Advisory services program	—	4.6	NM

Total new and renewal production premiums and deposits	$1,029.5	$1,012.7	2%

Average account values:
General account	$10,570.6	$9,588.2	10%
Separate account	30,727.3	35,954.4	(15)%
Advisory services program	—	441.3	NM

Total average account values	$41,297.9	$45,983.9	(10)%

Pre-tax operating earnings (loss) to average account values	0.22%	(1.12)%

The Company recorded pre-tax operating earnings during the third quarter of 2009 compared to a loss in 2008 due to lower amortization of DAC, lower benefits and claims, higher premiums and higher interest spread income, partially offset by losses in other income and lower asset fees.

Lower amortization of DAC primarily was driven by the DAC unlock in the third quarter of 2008, which increased amortization of DAC by $177.2 million in the prior year.

Improvement in market conditions lowered benefits and claims on GMDB contracts by $71.1 million in the third quarter of 2009. Higher reserve accruals on income products attributable to higher sales (see premiums discussion below), partially offset the decrease by $23.8 million.

A 77% increase in sales of income product during the quarter generated higher premiums as customer demand shifts toward fixed income products.

Interest spread income increased primarily due to higher investment in long-term assets compared to the prior year and higher general account assets (a 10% increase) due to a shift in customer demand for fixed products. Interest spread margins improved to 191 basis points in the three months ended September 30, 2009 compared to 158 basis points in the prior year quarter.

Other income resulted in a net loss due to realized losses of $87.7 million on derivatives associated with the Company’s economic hedging program for GMDB contracts.

The decline in asset fees primarily was due to lower average separate account values (down 15%) driven by volatility in the equity markets.

Higher individual variable annuities sales increased new and renewal production premiums and deposits due to improved sales through financial institutions. Sales of income products continued to improve as customer demand shifts toward fixed income products. Sales of fixed annuity products declined due to customer migration away from these products. In addition, the decline in advisory services program was due to the Company exiting this business during 2008.

Year-to-Date Quarter – 2009 Compared to 2008

The following table summarizes selected financial data for the Company’s Individual Investments segment for the periods indicated:

	Nine months ended September 30,
(dollars in millions)	2009	2008	Change
Statements of Income Data
Revenues:
Policy charges:
Asset fees	$314.7	$420.2	(25)%
Administrative fees	33.6	24.3	38%
Surrender fees	24.6	31.9	(23)%

Total policy charges	372.9	476.4	(22)%
Premiums	138.9	83.5	66%
Net investment income	404.1	379.5	6%
Other income	(134.0)	2.6	NM

Total revenues	781.9	942.0	(17)%

Benefits and expenses:
Interest credited to policyholder accounts	285.9	268.1	7%
Benefits and claims	173.2	181.5	(5)%
Amortization of DAC	147.9	386.0	(62)%
Other operating expenses	133.7	136.4	(2)%

Total benefits and expenses	740.7	972.0	(24)%

Pre-tax operating earnings (loss)	$41.2	$(30.0)	NM

Other Data
Interest spread margin:
Net investment income	5.11%	5.32%
Interest credited	3.45%	3.65%

Interest spread on average general account values	1.66%	1.67%

New and renewal production premiums and deposits:
Individual variable annuities	$2,833.5	$3,212.6	(12)%
Individual fixed annuities	414.0	158.5	161%
Income products	200.2	143.7	39%
Portfolio income insurance	4.1	—	NM
Advisory services program	—	52.7	NM

Total new and renewal production premiums and deposits	$3,451.8	$3,567.5	(3%)

Average account values:
General account	$11,019.4	$9,792.7	13%
Separate account	28,607.1	38,149.1	(25)%
Advisory services program	20.7	533.6	(96)%

Total average account values	$39,647.2	$48,475.4	(18)%

Account values as of period end:
Individual variable annuities	$36,581.2	$37,450.3	(2)%
Individual fixed annuities	4,144.4	3,773.4	10%
Income products	2,167.5	2,078.4	4%
Advisory services program	—	359.8	NM

Total account values	$42,893.1	$43,661.9	(2)%

Pre-tax operating earnings (loss) to average account values	0.14%	(0.08)%

The Company recorded pre-tax operating earnings during the nine months ended September 30, 2009 compared to a loss in 2008 due to lower amortization of DAC, higher premiums, lower benefits and claims and higher interest spread income, partially offset by losses in other income and lower asset fees.

Lower amortization of DAC primarily was driven by DAC unlocks in the second and third quarters of 2008, which increased amortization of DAC by $8.8 million and $177.2 million, respectively, in the prior year. Additionally, lower variable annuity gross profits in the current year decreased amortization of DAC by $69.4 million. The overall decrease was partially offset by the DAC unlock in the second quarter of 2009, which increased amortization of DAC by $15.2 million in the current year.

Improvement in market conditions lowered benefits and claims on GMDB contracts by $55.3 million in the nine months ended September 30, 2009. The decrease was offset by higher sales of income products (see premiums discussion below), which resulted in higher reserve accruals. These higher reserve accruals increased benefits and claims by $43.6 million in the current year.

A 39% increase in sales of income products in the current year generated higher premiums as customer demand shifted toward fixed income products.

Other income resulted in a net loss due to realized losses of $136.4 million on derivatives associated with the Company’s economic hedging program for GMDB contracts.

The decrease in asset fees primarily was due to lower average separate account values (down 25%) driven by volatility in the equity markets.

Lower sales in the individual variable annuity business decreased new and renewal production premiums and deposits, primarily due to volatile market conditions and the economic slowdown. Sales of individual fixed annuities and income products improved due to a shift in customer demand to fixed income products. In addition, the decline in advisory services program sales was due to the Company exiting this business during 2008.

The following table summarizes selected information about the Company’s deferred individual fixed annuities, including the fixed option of variable annuities, as of September 30, 2009:

	Ratchet		Reset		Market value adjustment (MVA) and other		Total
(dollars in millions)	Account value	Weighted average crediting rate	Account value	Weighted average crediting rate	Account value	Weighted average crediting rate	Account value	Weighted average crediting rate
Minimum interest rate of 3.50% or greater	$—	NA	$577.0	3.55%	$—	NA	$577.0	3.55%
Minimum interest rate of 3.00% to 3.49%	1,025.1	4.03%	2,464.9	3.07%	—	NA	3,490.0	3.35%
Minimum interest rate lower than 3.00%	1,061.6	3.64%	1,208.9	3.60%	215.8	1.44%	2,486.3	3.43%
MVA with no minimum interest rate guarantee	—	NA	—	NA	1,713.5	2.81%	1,713.5	2.81%

Total deferred individual fixed annuities	$2,086.7	3.83%	$4,250.8	3.28%	$1,929.3	2.65%	$8,266.8	3.28%

See Part 1 – Financial Information, Item 1 – Condensed Consolidated Financial Statements, Note 8 – Variable Contracts of this report for further discussion of guarantee types offered on non-traditional variable annuity contacts offered by the Company, which are consistent with the fixed annuity descriptions above.

Retirement Plans

Third Quarter – 2009 Compared to 2008

The following table summarizes selected financial data for the Company’s Retirement Plans segment for the periods indicated:

	Three months ended September 30,
(dollars in millions)	2009	2008	Change
Statements of Income Data
Revenues:
Policy charges:
Asset fees	$15.2	$25.5	(40)%
Administrative fees	2.0	2.6	(23)%
Surrender fees	0.3	0.4	(25)%

Total policy charges	17.5	28.5	(39)%
Net investment income	166.1	160.8	3%
Other income	0.2	—	NM

Total revenues	183.8	189.3	(3)%

Benefits and expenses:
Interest credited to policyholder accounts	100.9	108.3	(7)%
Benefits and claims	—	1.1	NM
Amortization of DAC	8.6	8.9	(3)%
Other operating expenses	37.9	34.4	10%

Total benefits and expenses	147.4	152.7	(3)%

Pre-tax operating earnings	$36.4	$36.6	(1)%

Other Data
Interest spread margin:
Net investment income	5.76%	5.87%
Interest credited	3.50%	3.95%

Interest spread on average general account values	2.26%	1.92%

New and renewal production premiums and deposits:
Private sector	$170.5	$222.4	(23)%
Public sector	386.3	434.2	(11)%

Total new and renewal production premiums and deposits	$556.8	$656.6	(15)%

Average account values:
General account	$11,536.2	$10,957.7	5%
Separate account	11,094.9	13,222.4	(16)%

Total average account values	$22,631.1	$24,180.1	(6)%

Pre-tax operating earnings to average account values	0.64%	0.61%

The decrease in pre-tax operating earnings primarily was driven by lower asset fees and higher other operating expenses, partially offset by higher interest spread income.

Asset fees decreased primarily due to lower average separate account values (down 16%) driven by unfavorable market performance.

Other operating expenses increased primarily due to higher employee incentives and mutual fund expense reimbursements compared to the prior year quarter.

Interest spread income increased primarily due to higher general account assets (a 5% increase) caused by a shift in customer demand from equity investment funds to fixed investment funds. Interest spread margins improved to 226 basis points compared to 192 basis points in the third quarter of 2008.

Sales of private sector products decreased new and renewal production premiums and deposits, primarily due to reduced employer discretionary contributions, employee deferrals and plan transfers. Additionally, sales of public sector products declined primarily due to lower transfers and payroll deposits resulting from the continued economic slowdown.

Year-to-Date – 2009 Compared to 2008

The following table summarizes selected financial data for the Company’s Retirement Plans segment for the periods indicated:

	Nine months ended September 30,
(dollars in millions)	2009	2008	Change
Statements of Income Data
Revenues:
Policy charges:
Asset fees	$56.6	$81.5	(31)%
Administrative fees	7.1	9.3	(24)%
Surrender fees	0.9	1.3	(31)%

Total policy charges	64.6	92.1	(30)%
Net investment income	496.2	476.3	4%
Other income	0.2	—	NM

Total revenues	561.0	568.4	(1)%

Benefits and expenses:
Interest credited to policyholder accounts	314.4	317.3	(1)%
Benefits and claims	—	1.1	NM
Amortization of DAC	32.9	30.6	8%
Other operating expenses	111.0	107.4	3%

Total benefits and expenses	458.3	456.4	—

Pre-tax operating earnings	$102.7	$112.0	(8)%

Other Data
Interest spread margin:
Net investment income	5.79%	5.84%
Interest credited	3.67%	3.89%

Interest spread on average general account values	2.12%	1.95%

New and renewal production premiums and deposits:
Private sector	$563.1	$738.7	(24)%
Public sector	1,190.4	1,313.4	(9)%

Total new and renewal production premiums and deposits	$1,753.5	$2,052.1	(15)%

Average account values:
General account	$11,436.5	$10,863.7	5%
Separate account	10,422.7	14,149.7	(26)%

Total average account values	$21,859.2	$25,013.4	(13)%

Account values as of period end:
Private sector	$7,321.7	$7,837.2	(7)%
Public sector	15,993.9	15,569.6	3%

Total account values	$23,315.6	$23,406.8	—

Pre-tax operating earnings to average account values	0.63%	0.60%

Pre-tax operating earnings declined primarily due to lower assets fees, partially offset by higher interest spread income.

Asset fees decreased primarily due to lower average separate account values (down 26%) driven by volatility in the equity markets.

Interest spread income increased primarily due to higher general account assets (a 5% increase) caused by a shift in customer demand from equity investment funds to fixed investment funds. Interest spread margins improved to 212 basis points compared to 195 basis points for the same period a year ago.

Sales of private sector products decreased new and renewal production premiums and deposits, primarily due to reduced employer discretionary contributions, employee deferrals and plan transfers. Additionally, sales of public sector products declined primarily due to lower transfers and payroll deposits resulting from the continued economic slowdown.

Individual Protection

Third Quarter – 2009 Compared to 2008

The following table summarizes selected financial data for the Company’s Individual Protection segment for the periods indicated:

	Three months ended September 30,
(in millions)	2009	2008	Change
Statements of Income Data
Revenues:
Policy charges:
Asset fees	$7.6	$9.4	(19)%
Cost of insurance charges	88.1	83.1	6%
Administrative fees	18.8	18.0	4%
Surrender fees	3.3	2.5	32%

Total policy charges	117.8	113.0	4%
Premiums	44.1	35.8	23%
Net investment income	87.3	88.8	(2)%

Total revenues	249.2	237.6	5%

Benefits and expenses:
Interest credited to policyholder accounts	45.8	46.2	(1)%
Benefits and claims	83.1	69.2	20%
Policyholder dividends	5.8	6.6	(12)%
Amortization of DAC	30.1	30.0	—
Other operating expenses	40.5	30.8	31%

Total benefits and expenses	205.3	182.8	12%

Pre-tax operating earnings	$43.9	$54.8	(20)%

Other Data
New and renewal production premiums and deposits:
Corporate-owned life insurance	$60.9	$69.6	(13)%
Traditional/universal life insurance	130.3	102.9	27%
Variable life insurance	74.5	98.2	(24)%

Total new and renewal production premiums and deposits	$265.7	$270.7	(2)%

The decrease in pre-tax operating earnings was driven by higher benefits and claims and other operating expenses, partially offset by higher policy charges.

Benefits and claims increased primarily due to adverse mortality in the traditional and universal life insurance businesses in the third quarter of 2009. Traditional life insurance claims counts were up 2% and average net claim size increased 14% compared to the third quarter of 2008. Universal life insurance claim counts were up 13% and average net claim sized increased 68% compared to the third quarter of 2008.

Other operating expenses increased primarily due to lower mutual fund expense reimbursements driven by lower average separate account values.

Policy charges increased due to higher cost of insurance charges. Cost of insurance charges rose in the universal life insurance business due to increased fixed life business in force combined with the aging of the individual life business block. Additionally, cost of insurance charges increased in the COLI business driven primarily by the aging of the corporate block of business. The aging of a block generally increases cost of insurance charges as the Company’s related mortality risk also rises.

Lower sales of COLI and variable life insurance products decreased new and renewal production premiums and deposits in the current year. The decline was attributable to the economic slowdown, which has reduced corporations’ and individuals’ demand for life insurance products. Additionally, corporations’ earnings and the corresponding deferred compensation plan contributions declined from 2008, leading to lower first year production and renewals. The launch of a new single premium universal life insurance product boosted sales of universal life insurance products by $19.7 million during the third quarter of 2009.

Year-to-Date – 2009 Compared to 2008

The following table summarizes selected financial data for the Company’s Individual Protection segment for the periods indicated:

	Nine months ended September 30,
(in millions)	2009	2008	Change
Statements of Income Data
Revenues:
Policy charges:
Asset fees	$21.7	$28.4	(24)%
Cost of insurance charges	263.7	243.1	8%
Administrative fees	63.3	59.8	6%
Surrender fees	10.5	8.3	27%

Total policy charges	359.2	339.6	6%
Premiums	135.1	120.0	13%
Net investment income	262.1	256.0	2%

Total revenues	756.4	715.6	6%

Benefits and expenses:
Interest credited to policyholder accounts	140.5	134.7	4%
Benefits and claims	267.8	214.6	25%
Policyholder dividends	15.7	21.1	(26)%
Amortization of DAC	119.6	86.8	38%
Other operating expenses	116.4	98.4	18%

Total benefits and expenses	660.0	555.6	19%

Pre-tax operating earnings	$96.4	$160.0	(40)%

Other Data
New and renewal production premiums and deposits:
Corporate-owned life insurance	$246.1	$423.9	(42)%
Traditional/universal life insurance	367.6	332.8	10%
Variable life insurance	237.9	305.3	(22)%

Total new and renewal production premiums and deposits	$851.6	$1,062.0	(20)%

Policy reserves as of period end:
Individual investment life insurance	$3,185.6	$3,353.5	(5)%
Corporate investment life insurance	8,793.2	7,925.5	11%
Traditional life insurance	2,033.8	2,030.5	—
Universal life insurance	1,475.7	1,312.2	12%

Total policy reserves	$15,488.3	$14,621.7	6%

Insurance in force as of period end:
Individual investment life insurance	$37,742.9	$39,572.9	(5)%
Corporate investment life insurance	24,671.4	25,058.0	(2)%
Traditional life insurance	36,874.1	29,673.2	24%
Universal life insurance	12,217.5	10,901.9	12%

Total insurance in force	$111,505.9	$105,206.0	6%

The decrease in pre-tax operating earnings was driven by higher benefits and claims, higher amortization of DAC, lower asset fees and higher other operating expenses, partially offset by higher cost of insurance charges an premiums.

Higher benefits and claims primarily were due to adverse mortality in the traditional and universal life insurance businesses during the nine months ended September 30, 2009. Both total claims counts and average net claim size increased significantly in these businesses compared to the prior year. Additionally, updates to benefit ratio assumptions in the current year increased benefits and claims by $11.6 million.

Amortization of DAC increased due to the DAC unlock in the second quarter of 2009, which increased amortization of DAC by $44.8 million in the first six months of 2009 compared to the DAC unlock in the second quarter of 2008, which increased amortization by $2.3 million. Lower gross profits in the current year partially offset the increase.

Other operating expenses increased primarily due to lower mutual fund expense reimbursements driven by lower average separate account values due to unfavorable market performance.

Asset fees declined due to lower average separate account values (down 9%) driven by volatility in the equity markets.

Cost of insurance charges rose by $13.2 million in the universal life insurance business due to increased fixed life business in force combined with the aging of the individual life business block. Additionally, cost of insurance charges increased in the COLI business by $6.2 million. The increase was driven primarily by the aging of the corporate block of business. The aging of a block generally increases cost of insurance charges as the Company’s related mortality risk also rises.

Higher premiums primarily were due to increased amounts in force in the traditional life insurance business.

Lower sales of COLI and variable life insurance products decreased new and renewal production premiums and deposits in the current year. The decline was attributable to the economic slowdown, which has reduced corporations’ and individuals’ demand for life insurance products. Additionally, corporations’ earnings and the corresponding deferred compensation plan contributions declined from 2008, leading to lower first year production and renewals. The launch of a new single premium universal life insurance product boosted sales of universal life insurance products by $33.9 million during the nine months ended September 30, 2009.

Corporate and Other

Third Quarter – 2009 Compared to 2008

The following table summarizes selected financial data for the Company’s Corporate and Other segment for the periods indicated:

	Three months ended September 30,
(in millions)	2009	2008	Change
Statements of Income Data
Operating revenues:
Net investment income	$32.8	$38.5	(15)%
Other income	2.3	(13.5)	NM

Total operating revenues	35.1	25.0	40%

Benefits and operating expenses:
Interest credited to policyholder accounts	16.3	37.3	(56)%
Interest expense	13.7	15.0	(9)%
Other operating expenses	2.3	8.2	(72)%

Total benefits and operating expenses	32.3	60.5	(47)%

Pre-tax operating earnings (loss)	2.8	(35.5)	NM
Add: non-operating net realized investment losses[1]	(60.2)	(123.0)	(51)%
Add: non-operating other-than-temporary impairment losses	(146.2)	(377.9)	(61)%
Add: adjustment to amortization related to net realized investment gains and losses	(4.4)	48.6	NM
Add: net loss attributable to noncontrolling interest	(13.7)	(9.2)	49%

Loss from continuing operations before federal income tax benefit	$(221.7)	$(497.0)	(55)%

[1]

Excluding operating items (periodic net amounts paid or received on interest rate swaps that do not qualify for hedge accounting treatment, trading portfolio realized gains and losses, trading portfolio valuation changes and net realized gains and losses related to hedges on GMDB contracts and securitizations).

The lower pre-tax operating loss for the third quarter of 2009 compared to 2008 primarily was due to higher interest spread income and other income.

The increase in other income was primarily due to lower losses recorded on mortgage loans during the current year.

Lower losses from hedge fund and private equity investments of $28.3 million increased interest spread income during the third quarter of 2009. The overall increase was partially offset by lower MTN interest spread income of $13.1 million during the third quarter of 2009 primarily due to a decrease in MTN funding agreements as a result of maturities/repurchases and lower interest rates.

The change in non-operating net realized investment gains and losses primarily was driven by lower net realized losses on living benefits embedded derivatives, net of economic hedging activity of $99.2 million. Higher mark-to-market gains on derivative activity and higher gains on sales of investments partially offset the lower losses.

Non-operating other-than-temporary impairment losses decreased by $231.7 million in the current quarter, primarily due to lower fixed maturity security impairments driven by volatile market conditions and changes to the accounting literature pertaining to impairments of investment securities. The third quarter of 2009 included impairments of $102.4 million resulting from changes to intent to sell fixed maturity securities.

Lower losses on living benefit embedded derivatives, net of economic hedging activity, impacted the adjustment to amortization related to net realized investment gains and losses.

The following table summarizes net realized investment losses from continuing operations by source for the periods indicated:

	Three months ended September 30,
(in millions)	2009	2008
Total realized gains on sales	$33.7	$ 11.7
Total realized losses on sales	(35.1)	(37.7)
Net realized (losses) gains on terminations of hedging instruments	(5.7)	1.7
Credit default swaps	1.3	(3.6)
Derivatives and embedded derivatives associated with living benefit contracts	(4.5)	(103.7)
Derivatives associated with death benefit contracts	(87.7)	—
Other derivatives	(46.1)	(5.7)

Net realized investment losses	$(144.1)	$ (137.3)

The following table summarizes other-than-temporary impairments for the periods indicated:

(in millions)	Gross	Included in OCI	Net
Three months ended September 30, 2009:
Fixed maturity securities[1]	$167.1	$(34.9)	$132.2
Equity securities	—	—	—
Mortgage loans	12.5	—	12.5
Other	1.5	—	1.5

Total other-than-temporary impairment losses	$181.1	$(34.9)	$146.2

			Total impairments
Three months ended September 30, 2008:
Fixed maturity securities[1]			$312.7
Equity securities			57.2
Mortgage loans			4.6
Other			3.4

Total other-than-temporary impairment losses			$377.9

[1]

Declines in the creditworthiness of the issuer of hybrid securities with both debt and equity-like features requires the use of the equity model in analyzing the security for other-than-temporary impairment. For the three months ended September 30, 2009, the Company recognized $16.5 million in other-than-temporary impairments related to these securities compared to $55.9 million for the three months ended September 30, 2008.

The Company has a comprehensive portfolio monitoring process for fixed maturity and equity securities to identify and evaluate the necessity of recording impairment losses for other-than-temporary declines in the fair value of investments.

Year-to-Date – 2009 Compared to 2008

The following table summarizes selected financial data for the Company’s Corporate and Other segment for the periods indicated:

	Nine months ended September 30,
(in millions)	2009	2008	Change
Statements of Income Data
Operating revenues:
Net investment income	$113.4	$183.2	(38)%
Other income	1.3	(24.8)	NM

Total operating revenues	114.7	158.4	(28)%

Benefits and operating expenses:
Interest credited to policyholder accounts	58.9	129.2	(54)%
Interest expense	41.7	46.9	(11)%
Other operating expenses	11.3	22.0	(49)%

Total benefits and operating expenses	111.9	198.1	(44)%

Pre-tax operating earnings (loss)	2.8	(39.7)	NM
Add: non-operating net realized investment gains (losses)[1]	487.6	(156.0)	NM
Add: non-operating other-than-temporary impairment losses	(488.2)	(543.0)	(10)%
Add: adjustment to amortization related to net realized investment gains and losses	(277.8)	61.7	NM
Add: net loss attributable to noncontrolling interest	(38.5)	(31.9)	21%

Loss from continuing operations before federal income tax benefit	$(314.1)	$(708.9)	(56)%

Other Data
Customer funds managed and administered:
Funding agreements backing medium-term notes	$2,158.4	$3,690.5	(42)%

[1]

Excluding operating items (periodic net amounts paid or received on interest rate swaps that do not qualify for hedge accounting treatment, trading portfolio realized gains and losses, trading portfolio valuation changes and net realized gains and losses related to hedges on GMDB contracts and securitizations).

The Company recorded pre-tax operating earnings of $2.8 million during the first nine months of 2009 compared to a loss of $39.7 million in the same period a year ago, primarily due to higher other income.

The increase in other income primarily was due to lower losses recorded on mortgage loans during the current year.

Higher non-operating net realized investment gains and losses primarily were driven by a $518.3 million increase in realized gains on living benefits embedded derivatives, net of economic hedging activity. Higher mark-to-market gains on derivative activity and higher net gains on sales of fixed maturity securities further contributed to the increase.

Non-operating other-than-temporary impairments decreased $54.8 million due to more challenging market conditions during 2008.

Higher gains on living benefit embedded derivatives, net of economic hedging activity, and gains on sales inducements impacted the adjustment to amortization related to net realized investment gains and losses.

The following table summarizes net realized investment gains (losses) from continuing operations by source for the periods indicated:

	Nine months ended September 30,
(in millions)	2009	2008
Total realized gains on sales	$132.5	$21.9
Total realized losses on sales	(113.6)	(63.5)
Net realized losses on terminations of hedging instruments	(3.8)	(7.7)
Credit default swaps	4.3	(9.8)
Derivatives and embedded derivatives associated with living benefit contracts	396.9	(121.4)
Derivatives associated with death benefit contracts	(136.4)	—
Other derivatives	74.1	(1.2)

Net realized investment gains (losses)	$354.0	$(181.7)

The following table summarizes other-than-temporary impairments for the periods indicated:

(in millions)	Gross	Included in OCI	Net
Nine months ended September 30, 2009:
Fixed maturity securities[1]	$829.0	$(398.4)	$430.6
Equity securities	7.1	—	7.1
Mortgage loans	44.9	—	44.9
Other	5.6	—	5.6

Total other-than-temporary impairment losses	$886.6	$(398.4)	$488.2

			Total impairments
Nine months ended September 30, 2008:
Fixed maturity securities[1]			$477.6
Equity securities			57.2
Mortgage loans			4.8
Other			3.4

Total other-than-temporary impairment losses			$543.0

[1]

Declines in the creditworthiness of the issuer of hybrid securities with both debt and equity-like features requires the use of the equity model in analyzing the security for other-than-temporary impairment. For the nine months ended September 30, 2009, the Company recognized $155.1 million in other-than-temporary impairments related to these securities compared to $66.1 million for the nine months ended September 30, 2008.

The following table summarizes for the nine months ended September 30, 2009 the Company’s largest aggregate losses on sales and write-downs by issuer, the related circumstances giving rise to the losses and the circumstances that may have affected other material investments held:

	Fair value at sale (proceeds)	YTD loss on sale	YTD other-than- temporary impairment losses	September 30, 2009
(in millions)				Holdings[1]	Net unrealized gain (loss)[2]
Ownership interest in a perpetual preferred security. Impairments were recognized in the first and second quarters of 2009 due to an inability to demonstrate that full recovery would occur within a reasonable time period.	$—	$—	$(32.0)	$19.9	$25.8

Ownership interest in a perpetual preferred security. An impairment was recognized in the first quarter of 2009 due to an inability to demonstrate that full recovery would occur within a reasonable time period.	—	—	(17.5)	1.6	6.4

Ownership interest in a corporate bond. An impairment was recognized in the third quarter of 2009 due to an intent to sell the security.	—	—	(17.1)	—	—

Ownership interest in a corporate bond. Impairments were recognized in the first and second quarters of 2009 due to full recovery not being expected.	—	—	(16.8)	—	—

Ownership interest in a perpetual preferred security. An impairment was recognized in the first quarter of 2009 due to an inability to demonstrate that full recovery would occur within a reasonable time period.	—	—	(15.6)	10.1	8.6

Ownership interest in a perpetual preferred security. An impairment was recognized in the first quarter of 2009 due to an inability to demonstrate that full recovery would occur within a reasonable time period.	—	—	(15.2)	42.7	(1.9)

Ownership interest in a residential mortgage backed security. An impairment was recognized in the third quarter of 2009 due to an intent to sell the security.	—	—	(15.2)	—	—

Ownership interest in a collateralized debt obligation holding. An impairment was recognized in the second quarter of 2009 due to full recovery not being expected.	—	—	(13.0)	—	0.6

Ownership interest in a corporate bond. An impairment was recognized in the third quarter of 2009 due to an intent to sell the security.	—	—	(10.7)	26.9	0.3

(Table continued on next page)

(Table continued from previous page)

	Fair value at sale (proceeds)	YTD loss on sale	YTD other-than- temporary impairment losses	September 30, 2009
(in millions)				Holdings[1]	Net unrealized gain (loss)[2]
Ownership interest in a securitization of a fleet of container vessels. An impairment was recognized in the first quarter of 2009 due to expected loss of principal.	—	—	(10.5)	9.7	0.1

Ownership interest in a residential mortgage backed security. An impairment was recognized in the third quarter of 2009 due to an intent to sell the security.	—	—	(10.1)	16.0	(3.2)

Ownership interest in a corporate bond. An impairment was recognized in the first quarter of 2009 due to full recovery not being expected.	—	—	(10.1)	15.4	5.0

Ownership interest in a private placement corporate bond. An impairment was recognized in the third quarter of 2009 due to full recovery not being expected.	—	—	(10.0)	15.0	—

[1]	Holdings represent amortized cost of fixed maturity securities and cost of equity securities as of the date indicated aggregated by issuer for all classes of holdings of the issuer.
[2]	Includes other-than-temporary impairment losses recognized in other comprehensive income.

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

During the nine months ended September  30, 2009, NLIC repurchased $235.4 million of outstanding funding agreements.

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

PART II – OTHER INFORMATION

ITEM 1 LEGAL PROCEEDINGS

See Part 1 – Financial Information, Item 1 – Condensed Consolidated Financial Statements, Note 14 – Contingencies – Legal Matters for a discussion of legal proceedings.

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

ITEM 5 OTHER INFORMATION

On October 20, 2009, Mark R. Thresher, President and Chief Operating Officer of NFS, was named Chief Financial Officer for the Nationwide enterprise. On the same date, Kirt A. Walker was appointed President and Chief Operating Officer of NFS. Mr. Thresher will continue to serve as the principal executive officer of NFS until he and Mr. Walker’s roles transition, which will occur no later than December 31, 2009.

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

NATIONWIDE LIFE INSURANCE COMPANY
(Registrant)

Date: November 3, 2009	/s/ Timothy G. Frommeyer
Timothy G. Frommeyer, Senior Vice President — Chief Financial Officer (Principal Financial Officer and Duly Authorized Officer)