Form 10-K
period 2009-12-31
NATIONWIDE LIFE INSURANCE CO
filed 2010-03-02
CIK 205695

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2009

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

Yes  ☐    No  ☒

No established published trading market exists for the registrant’s common stock, par value $1.00 per share. As of March 1, 2009, 3,814,779 shares of the registrant’s common stock were outstanding, all of which are held by Nationwide Financial Services, Inc.

The Registrant meets the conditions set forth in General Instruction I(1)(a) and (b) of Form 10-K and is therefore filing this Form with the reduced disclosure format.

NATIONWIDE LIFE INSURANCE COMPANY AND SUBSIDIARIES

FORM 10-K

FOR THE YEAR ENDED DECEMBER 31, 2009

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

Wholly-owned subsidiaries of NLIC as of December 31, 2009 include Nationwide Life and Annuity Insurance Company (NLAIC) and Nationwide Investment Services Corporation (NISC). NLAIC offers universal life insurance, variable universal life insurance, corporate-owned life insurance (COLI) and individual annuity contracts on a non-participating basis. NISC is a registered broker-dealer.

The Company is a leading provider of long-term savings and retirement products in the United States of America (U.S.). The Company develops and sells a diverse range of products including individual annuities, private and public sector group retirement plans, other investment products sold to institutions, life insurance and investment advisory services.

The Company sells its products through a diverse distribution network. Unaffiliated entities that sell the Company’s products to their own customer bases include independent broker-dealers, financial institutions, wirehouse and regional firms, pension plan administrators, and life insurance specialists. Representatives of affiliates that market products directly to a customer base include Nationwide Retirement Solutions, Inc. (NRS) and Nationwide Financial Network (NFN) producers. The Company also distributes products through the agency distribution force of its ultimate parent company, NMIC. The Company believes its broad range of competitive products, strong distributor relationships and diverse distribution network position it to compete effectively in the rapidly growing retirement savings market.

On December 31, 2009, NLIC merged with an affiliate, Nationwide Life Insurance Company of America and subsidiaries (NLICA), with NLIC as the surviving entity. In addition, NLIC’s subsidiary, NLAIC, merged with a subsidiary of NLICA, Nationwide Life and Annuity Company of America (NLACA), effective as of December 31, 2009, with NLAIC as the surviving entity. The mergers were completed to streamline the enterprise’s capital structure and create operational efficiencies.

Business Segments

Individual Investments

The Individual Investments segment consists of individual annuity products marketed under the Nationwide DestinationSM , The BEST of AMERICA® and other Nationwide-specific or private label brands. Nationwide offers a wide array of annuity products including deferred variable annuities, deferred fixed annuities, immediate annuities, as well as newer and more innovative products such as portfolio income insurance. Deferred annuity contracts provide the customer with tax-deferred accumulation of savings and flexible payout options including lump sum, systematic withdrawal or a stream of payments for life. In addition, deferred variable annuity contracts provide the customer with access to a wide range of investment options and asset protection features, while deferred fixed annuity contracts generate a return for the customer at a specified interest rate fixed for prescribed periods. Immediate annuities differ from deferred annuities in that the initial premium is exchanged for a stream of income for a certain period or for the owner’s lifetime without future access to the original investment. Portfolio income insurance provides the income protection features common to today’s variable annuities to owners of specific managed account investments whose assets are outside of the annuity product. The majority of assets and recent sales for the Individual Investments segment consist of deferred variable annuities.

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

Corporate and Other

The Corporate and Other segment includes the medium-term note (MTN) program; structured products business; non-operating realized gains and losses and related amortization, including mark-to-market adjustments on embedded derivatives, net of economic hedges, related to products with living benefits included in the Individual Investments segment; other-than-temporary impairment losses; and other revenues and expenses not allocated to other segments.

Additional information related to the Company’s business segments is included in Note 21 to the audited consolidated financial statements included in the F pages of this report.

Reinsurance

The Company follows the industry practice of reinsuring with other companies a portion of its life insurance and annuity risks in order to reduce net liability on individual risks, to provide protection against large losses and to obtain greater diversification of risks. The maximum amount of individual ordinary life insurance retained by the Company on any one life is $10.0 million. The Company cedes insurance primarily on an automatic basis, whereby risks are ceded to a reinsurer on specific blocks of business where the underlying risks meet certain predetermined criteria, and on a facultative basis, whereby the reinsurer’s prior approval is required for each risk reinsured. The Company also cedes insurance on a case-by-case basis, particularly where the Company may be writing new risks or is unwilling to retain the full costs associated with new lines of business. The Company maintains catastrophic reinsurance coverage to protect against large losses related to a single event. The ceding of risk does not discharge the original insurer from its primary obligation to the policyholder.

The Company has entered into reinsurance contracts with certain unaffiliated reinsurers to cede a portion of its general account life, annuity and health business. Total amounts recoverable under these reinsurance contracts include ceded reserves, paid and unpaid claims, and certain other amounts and totaled $787.4 million and $938.4 million as of December 31, 2009 and 2008, respectively. The impact of these contracts on the Company’s results of operations is immaterial. Under the terms of the contracts, specified assets have been placed in trusts as collateral for the recoveries. The trust assets are invested in investment grade securities, the fair value of which must at all times be greater than or equal to 100% or 102% of the reinsured reserves, as outlined in each of the underlying contracts. Certain portions of the Company’s variable annuity guaranteed benefit risks are also reinsured. These treaties reduce the Company’s exposure to death benefit and income benefit guarantee risk in the Individual Investments segment. The Company has no other material reinsurance arrangements with unaffiliated reinsurers.

The Company’s only material reinsurance agreements with affiliates are the modified coinsurance agreements pursuant to which NLIC ceded to other members of Nationwide all of its accident and health insurance business not ceded to unaffiliated reinsurers, as described in Note 17 to the audited consolidated financial statements included in the F pages of this report.

Ratings

Ratings with respect to claims-paying ability and financial strength are one factor in establishing the competitive position of insurance companies. These ratings represent each agency’s opinion of an insurance company’s financial strength, operating performance, strategic position and ability to meet its obligations to policyholders. Such factors are important to policyholders, agents and intermediaries. They are not evaluations directed toward the protection of investors and are not recommendations to buy, sell or hold securities. Rating agencies utilize quantitative and qualitative analysis, including the use of key performance indicators, financial and operating ratios and proprietary capital models to establish ratings for the Company and certain subsidiaries. The Company’s ratings are continuously evaluated relative to its performance as measured using these metrics and the impact that changes in the underlying business in which it is engaged can have on such measures. In an effort to minimize the adverse impact of this risk, the Company maintains regular communications with the rating agencies, performs evaluations utilizing its own calculations of these key metrics and considers such evaluation in the way it conducts its business.

Ratings are important to maintaining public confidence in the Company and its ability to market its annuity and life insurance products. Rating agencies continually review the financial performance and condition of insurers, including the Company. Any lowering of the Company’s ratings could have an adverse effect on the Company’s ability to market its products and could increase the rate of surrender of the Company’s products. Both of these consequences could have an adverse effect on the Company’s liquidity and, under certain circumstances, net income. NLIC and NLAIC each have financial strength ratings of “A+” (Superior) from A.M. Best Company, Inc. (A.M. Best). Their claims-paying ability/financial strength are rated “A1” (Good) by Moody’s Investors Service, Inc. (Moody’s) and “A+” (Strong) by Standard & Poor’s Rating Services (S&P). The Company’s financial strength is also reflected in the ratings of its commercial paper, which is rated “AMB-1” by A.M. Best, “P-1” by Moody’s and “A-1” by S&P.

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

Competition

The Company competes with many other insurers as well as non-insurance financial services companies, including banks, broker-dealers and mutual funds, some of whom have greater financial resources, offer alternative products and, with respect to other insurers, have higher ratings than the Company. While no single company dominates the marketplace, many of the Company’s competitors have well-established national reputations and substantially greater financial resources and market share than the Company. Competition in the Company’s lines of business primarily is based on price, product features, commission structure, perceived financial strength, claims-paying ability, customer and producer service, and name recognition.

Regulation

Regulation at State Level

NLIC and NLAIC, as with other insurance companies, are subject to regulation by the states in which they are domiciled and/or transact business. All states have enacted legislation that requires each insurance holding company and each insurance company in an insurance holding company system to register with the insurance regulatory authority of the insurance company’s state of domicile and annually furnish financial and other information concerning the operations of companies within the holding company system that materially affect the operations, management or financial condition of the insurers within such system. Under such laws, a state insurance authority usually must approve in advance the direct or indirect acquisition of 10% or more of the voting securities of an insurance company domiciled in its state.

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

As part of their routine regulatory oversight process, state insurance departments periodically conduct detailed examinations of the books, records and accounts of insurance companies domiciled in their states. Such examinations generally are conducted in cooperation with the insurance departments of multiple states under guidelines promulgated by the National Association of Insurance Commissioners (NAIC). The most recently completed examination of NLIC and NLAIC was conducted by the Ohio Department of Insurance (ODI) for the five-year period ended December 31, 2006 on behalf of itself and several other states. The examination was completed during the first quarter of 2008 and did not result in any significant issues or adjustments. The ODI issued reports for its domiciliary companies.

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

In December 2004, the NAIC adopted model legislation for the individual states to consider implementing new disclosure requirements with respect to compensation of insurance producers. Since that time, related state legislation or regulations were adopted or proposed in some states and focused primarily on the producer rather than the insurance company. Although the Company is not aware of regulatory or legislative developments or proposals regarding producer compensation disclosure that would have a material impact on its operations, some states have indicated they will continue to review producer compensation disclosure requirements, and additional changes that could impact the Company are possible.

Federal Initiatives

Although the United States federal government generally has not directly regulated the insurance business, federal initiatives may have an impact on the Company’s insurance business. Such proposed measures that may significantly affect the insurance business could include proposals to create an optional federal charter for insurers or to supervise insurance holding companies at a federal level; a federal office for monitoring the insurance industry, collecting insurance industry information and data and coordinating federal and international insurance policy; limitations on anti-trust immunity; minimum solvency requirements; health care reform; systemic risk regulation and grant of resolution authority to a federal agency; uniform market conduct standards; credit for reinsurance initiatives; consumer protection requirements; and other proposals at the federal level to replace or streamline state regulatory processes. In view of recent events involving certain financial institutions and the financial markets, it is possible that there could be increased federal oversight responsibilities with respect to the business of insurance and thus the business of the Company.

Regulation of Dividends and Other Payments

The payment of dividends by NLIC is subject to restrictions set forth in the insurance laws and regulations of the State of Ohio, its domiciliary state. The State of Ohio insurance laws require Ohio-domiciled life insurance companies to seek prior regulatory approval to pay a dividend or distribution of cash or other property if the fair market value thereof, together with that of other dividends or distributions made in the preceding 12 months, exceeds the greater of (1) 10% of statutory-basis policyholders’ surplus as of the prior December 31 or (2) the statutory-basis net income of the insurer for the prior year. During the year ended December 31, 2009, NLIC did not pay dividends to NFS. NLIC’s statutory capital and surplus as of December 31, 2009 was $3.12 billion, and statutory net income for 2009 was $397.3 million. As of January 1, 2010, NLIC has the ability to pay dividends to NFS totaling $397.3 million upon providing prior notice to the ODI.

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

Based on the formula adopted by the NAIC, the adjusted capital of NLIC and NLAIC as of December 31, 2009 exceeded the levels at which they would be required to take corrective action.

Assessments Against and Refunds to Insurers

Insurance guaranty association laws exist in each state, the District of Columbia, Guam, the U.S. Virgin Islands and the Commonwealth of Puerto Rico. Insurers doing business in any of these jurisdictions can be assessed for policyholder losses incurred by insolvent insurance companies. The amount and timing of any future assessment on or refund to NLIC and its insurance subsidiaries under these laws cannot be reasonably estimated and are beyond the control of NLIC and its insurance subsidiaries. A large part of the assessments paid by NLIC and its insurance subsidiaries pursuant to these laws may be used as credits for a portion of NLIC and its insurance subsidiaries’ premium taxes. For the years ended December 31, 2009, 2008 and 2007, net premium tax refunds received by the Company were immaterial.

Annuity Sales Practices

The Company’s annuity sales practices are subject to strict regulation. Any material change to the standards governing the Company’s sales practices, including applicable state law and regulations, could affect the Company’s business.

Securities Laws

NLIC and NLAIC, and certain policies and contracts offered by these companies, are subject to regulation under the federal securities laws administered by the U.S. Securities and Exchange Commission (SEC) and under certain state securities laws. Certain separate accounts of NLIC and NLAIC are registered as investment companies under the Investment Company Act of 1940, as amended (Investment Company Act). Separate account interests under certain variable annuity contracts and variable insurance policies issued by NLIC and NLAIC are also registered under the Securities Act of 1933, as amended (Securities Act). Certain affiliates of the Company are registered as broker-dealers under the Securities Exchange Act of 1934, as amended (Securities Exchange Act), and are members of, and subject to regulation by, the Financial Industry Regulatory Authority. Certain subsidiaries of the Company are also subject to the SEC’s net capital rules.

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

The U.S. Congress periodically has considered possible legislation that, if enacted, could materially reduce or eliminate many of the tax advantages of purchasing and owning annuity and life insurance products. Recent legislative proposals have included provisions that, if enacted, would (a) disallow a portion of the income tax interest deduction for many business that own life insurance; (b) alter the calculation of a life insurance company’s separate account dividends received deduction; (c) impose a “financial crisis responsibility fee” on certain insurance companies; and (d) impose additional information reporting requirements with respect to variable insurance products and resales of certain life insurance contracts. Although the proposals have not been enacted, those proposals, or other similar proposals, could be introduced for enactment in future periods.

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

Available Information

The Company files electronically with the SEC its Current Reports on Form 8-K, Quarterly Reports on Form 10-Q, Annual Reports on Form 10-K and other reports, which are available on the SEC’s web site (http://www.sec.gov). In addition, all reports filed by the Company with the SEC may be read and copied at the SEC’s Public Reference Room located at 100 F Street, N.E., Room 1580, Washington, D.C. 20549. Information on the operation of the Public Reference Room may be obtained by calling the SEC at 1-800-SEC-0330. The Company also makes available these reports, free of charge, on its web site (http://www.nationwide.com).

ITEM 1A RISK FACTORS

Adverse capital and credit market conditions may significantly affect the Company’s ability to meet liquidity needs and impact capital position.

The capital and credit markets have been experiencing extreme volatility and disruption for more than eighteen months. During the second half of 2008, the volatility and disruption reached unprecedented levels. In some cases, the markets have exerted downward pressure on availability of liquidity and credit capacity for certain issuers. Economic conditions continued to be volatile in 2009.

The Company needs liquidity to pay its operating expenses, interest on its debt and to replace certain maturing liabilities. The principal sources of the Company’s liquidity are insurance premiums, annuity considerations, deposit funds, cash flow from its investment portfolio and assets, consisting mainly of cash or assets that are readily convertible into cash. Sources of liquidity also include a variety of short- and long-term instruments, including repurchase agreements, commercial paper, bank loans, medium- and long-term debt, junior subordinated debt securities and capital securities.

In the event current resources do not satisfy the Company’s needs, the Company may have to seek additional financing. The availability of additional financing will depend on a variety of factors such as market conditions, the availability of credit generally and specifically to the financial services industry, market liquidity, the Company’s credit ratings, as well as the possibility that customers or lenders could develop a negative perception of the Company’s long- or short-term financial prospects if it incurs large investment losses or if the level of business activity decreases due to a market downturn. Similarly, the Company’s access to funds may be impaired if regulatory authorities or rating agencies take negative actions against the Company. The Company’s internal sources of liquidity may prove to be insufficient, and in such case, the Company may not be able to successfully obtain additional financing on favorable terms, or at all.

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

The Company’s results of operations are materially affected by conditions in the economy in both the U.S. and elsewhere. The stress experienced by global capital markets began in the second half of 2007 and continued into 2008 and 2009. Recently, concerns over inflation, energy costs, geopolitical issues, the availability and cost of credit, the U.S. mortgage market, and a declining real estate market in the U.S. have contributed to increased volatility and diminished expectations for the economy and the markets going forward. These factors, combined with volatile oil prices, declining business and consumer confidence, and increased unemployment, have precipitated an economic slowdown and a recession. In addition, the fixed-income markets are experiencing a period of extreme volatility, which has negatively impacted market liquidity conditions. Initially, the concerns on the part of market participants were focused on the sub-prime segment of the mortgage-backed securities market. However, these concerns have since expanded to include a broad range of mortgage-backed securities (including those backed by commercial mortgages), asset-backed securities and other fixed income securities, including those rated investment grade, the U.S. and international credit and interbank money markets generally, and a wide range of financial institutions and markets, asset classes and sectors. As a result, the market for fixed income instruments has experienced decreased liquidity, increased price volatility, credit downgrade events, and increased probability of default. Securities that are less liquid are more difficult to value and may be hard to dispose of. These events and the continuing market upheavals may have an adverse effect on the Company, in part because the Company has a large investment portfolio and also because economic factors may impact customer demand for the Company’s products. The Company’s revenues are likely to decline in such circumstances, its profit margins could erode and its surplus could be adversely affected. In addition, in the event of extreme prolonged market events, such as the global credit crisis, the Company could incur significant losses. Even in the absence of a market downturn, the Company is exposed to substantial risk of loss due to market volatility.

The Company is a significant writer of variable annuity products. The account values of these products will be affected by the downturn in capital markets. Any decrease in account values will decrease the fees generated by the Company’s variable annuity products. Furthermore, variable annuity products contain various protection features whose value increases when account values decline, prevailing interest rates decline, or equity market volatility rises. See Part II, Item 7A – Quantitative and Qualitative Disclosures about Market Risk – Equity Market Risk for a complete discussion of risk factors associated with guaranteed contracts.

Factors such as consumer spending, business investment, government spending, the volatility and strength of the capital markets, and inflation all affect the business and economic environment and, ultimately, the amount and profitability of the Company’s business. In an economic downturn characterized by higher unemployment, lower family income, increased defaults on mortgage and consumer loans, lower corporate earnings, lower business investment and lower consumer spending, the demand for the Company’s financial and insurance products could be adversely affected. In addition, the Company may experience an elevated incidence of claims and lapses or surrenders of policies. The Company’s policyholders may choose to defer paying insurance premiums or stop paying insurance premiums altogether. Adverse changes in the economy could affect earnings negatively and could have a material adverse effect on the Company’s business, results of operations and financial condition. The current mortgage crisis also has raised the possibility of future legislative and regulatory actions in addition to the recent enactment of the Emergency Economic Stabilization Act of 2008 (EESA)that could further impact the Company’s business. The Company cannot predict whether or when such actions may occur, or what impact, if any, such actions could have on the Company’s business, results of operations and financial condition.

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

There can be no assurance that actions of the U.S. federal government, Federal Reserve and other governmental and regulatory bodies for the purpose of stabilizing the financial markets and stimulating the economy will achieve the intended effect.

In response to the financial crises affecting the banking system and financial markets and going concern threats to investment banks and other financial institutions, on October 3, 2008, President Bush signed EESA into law. Pursuant to EESA, the U.S. Treasury has the authority to, among other things, purchase up to $700 billion of mortgage-backed and other securities (including newly issued preferred shares and subordinated debt) from financial institutions for the purpose of stabilizing the financial markets. The Federal Government, Federal Reserve Bank of New York, the Federal Deposit Insurance Corporation (FDIC) and other governmental and regulatory bodies have taken or are considering taking other actions to address the financial crisis. For example, the Federal Reserve Bank of New York has been making funds available to commercial and financial companies under a number of programs, including the Commercial Paper Funding Facility. The U.S. Treasury has published outlines of programs based in part on EESA and in part on the separate authority of the Federal Reserve Board and the FDIC, which could lead to purchases from banks, insurance companies and other financial institutions of certain kinds of assets for which valuations have been low and markets weak.

There can be no assurance as to what impact such U.S. governmental action will have on the financial markets, including levels of volatility, levels of lending by financial institutions, prices buyers are willing to pay for financial assets or otherwise. Continued volatility, low levels of credit availability and low prices for financial assets may materially and adversely affect Nationwide Mutual’s financial condition and results of operations. Finally, the choices made by the U.S. federal government in executing these programs could have the effect of supporting some parts of the financial system more than others.

In addition, on March 5, 2009, the U.S. House of Representatives passed the “Helping Families Save Their Homes in Bankruptcy Act of 2009,” which would grant federal bankruptcy judges the ability to modify the terms of certain mortgage loans by, among other things, reducing interest rates and principal and extending repayments. Because it would permit judges to reduce principal and force a change in terms upon lenders, this type of legislation is referred to as “cram down” legislation. Although the U.S. Senate removed the “cram down” aspects of this legislation on April 3, 2009, similar legislation may be introduced in the future. Mortgage loan modifications can affect the allocation of losses on certain residential mortgage backed securities transactions including senior tranches of residential mortgage backed securities transactions that include bankruptcy carve-outs, which provide that bankruptcy losses above a specified threshold are allocated to all tranches pro rata regardless of seniority. If similar mortgage-related legislation is signed into law, it could cause the reduction of principal on, or ratings downgrades of, certain of Company’s holdings, including senior tranches of residential mortgage backed securities transactions that include bankruptcy carve-outs.

The impairment of other financial institutions could adversely affect the Company.

The Company has exposure to many different industries, issuers and counterparties, and routinely executes transactions with counterparties in the financial services industry, including brokers and dealers, commercial banks, investment banks, hedge funds, and other investment funds and other institutions. Many of these transactions expose the Company to credit risk in the event of default of the counterparty. In addition, with respect to secured transactions, the Company’s credit risk may be exacerbated when the collateral held by the Company cannot be realized upon or is liquidated at prices not sufficient to recover the full amount of the loan or derivative exposure due to it. The Company also has exposure to these issuers in the form of holdings in unsecured debt instruments, derivative transactions and stock investments of these issuers. There can be no assurance that any such realized losses or impairments to the carrying value of these assets would not materially and adversely affect the Company’s business and results of operations.

Rising unemployment rates could have a material impact on the Company’s business.

Recent economic conditions have resulted in a significant increase in the U.S. unemployment rate. Economic hardship caused by rising unemployment rates could have a material adverse impact on the Company’s business in several ways. Such economic hardship may result in decreased customer demand for the Company’s products. Accordingly, rising unemployment may have a material adverse effect on the Company’s results of operations and financial condition.

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

The Company’s exposure to interest rate risk relates primarily to the market price and cash flow variability associated with changes in interest rates. The Company’s investment portfolio contains interest rate sensitive instruments, such as bonds, which may be adversely affected by changes in interest rates from governmental monetary policies, domestic and international economic and political conditions, and other factors beyond its control. A rise in interest rates would increase the net unrealized loss position of the investment portfolio, offset in part by the Company’s ability to earn higher rates of return on funds reinvested. Conversely, a decline in interest rates would decrease the net unrealized loss position of the investment portfolio, offset in part by lower rates of return on funds reinvested. The Company carefully measures and manages its interest rate risk position. However, the Company’s estimate of the liability cash flow profile may be inaccurate, and it might need to sell assets in order to cover the liability.

The Company’s exposure to credit spreads primarily relates to market price and cash flow variability associated with changes in credit spreads. A widening of credit spreads, if significant or for an extended period of time, may result in higher other-than-temporary impairments. Credit spread tightening will reduce net investment income associated with new purchases of bonds. In addition, market volatility can make it difficult to value certain of the Company’s securities if trading becomes less frequent. As such, valuations may include assumptions or estimates that may have significant period-to-period changes, which could have a material adverse effect on the Company’s results of operations or financial condition. During 2008, credit markets deteriorated dramatically and credit spreads on both corporate and structured securities widened significantly, depressing the value of many of the Company’s securities. In 2009, credit markets generally improved with credit spreads for corporate securities and the highest quality structured securities rebounding, resulting in higher values for those securities. However, continuing challenges include continued weakness in the U.S. real estate market and increased mortgage delinquencies, investor anxiety over the U.S. economy, rating agency downgrades of various structured products and financial issuers, unresolved issues with structured investment vehicles and monolines, deleveraging of financial institutions and hedge funds, and a serious dislocation in the interbank market. Continued volatility, changes in interest rates, changes in credit spreads and defaults, a lack of pricing transparency, market liquidity, declines in equity prices, and the strengthening or weakening of foreign currencies against the U.S. dollar, individually or in tandem, could have a material adverse effect on the Company’s results of operations, financial condition or cash flows through realized losses, impairments and changes in unrealized positions.

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

The Company holds certain investments that may lack liquidity, such as privately placed fixed maturity securities; mortgage loans; policy loans; equity real estate, including real estate joint ventures; and other limited partnership interests. Even some of the Company’s very high quality assets have been more illiquid as a result of the recent challenging market conditions, as described above.

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

The reported value of the Company’s relatively illiquid types of investments and, at times, the high quality, generally liquid asset classes, do not necessarily reflect the lowest observed price for the asset. If the Company was forced to sell certain assets in the current market, there can be no assurance that it would be able to sell them for the prices at which they are recorded, and it may be forced to sell them at significantly lower prices.

The Company does not have the intent to sell, nor is it more likely than not that the Company will be required to sell debt securities in unrealized loss positions that are not other-than-temporarily impaired before recovery. The Company may realize investment losses to the extent its liquidity needs require the disposition of fixed maturity securities in unfavorable interest rate, liquidity or credit spread environments.

The Company has exposure to mortgage-backed securities, which could cause declines in its investment portfolio.

In general, securities and other capital markets products connected to residential mortgage lending have become highly illiquid. Beginning in 2007, market conditions for sub-prime and Alt-A investments deteriorated due to higher delinquencies, reduced home prices and reduced refinancing opportunities. It is unclear how long it will take for a return to more normal market conditions. Over the second half of 2007, there were a large number of credit downgrades by rating agencies for mortgage-backed investments. In 2008 and early 2009, there were additional credit downgrades for securities backed by residential mortgages. Further deterioration in the performance of the residential mortgage sector could cause further declines in the value of that portion of the Company’s investment portfolio. As of December 31, 2009, the Company owned residential mortgage-backed securities with an amortized cost of $6.08 billion and an estimated fair value of $5.51 billion.

In addition, other types of mortgage-backed securities, including commercial mortgage-backed securities, may deteriorate due to prevailing market conditions, and such deterioration could cause declines in the Company’s investment portfolio. As of December 31, 2009, the Company owned commercial mortgage-backed securities with an amortized cost of $1.28 billion and an estimated fair value of $1.08 billion. The extent and duration of any future market or sector decline are unknown, as is the potential impact of such a decline on the Company’s investment portfolio.

Defaults on commercial mortgage loans and volatility in performance may adversely affect the Company’s results of operations and financial condition.

Commercial mortgage loans face heightened delinquency and default risk due to recent economic conditions and the resulting adverse impacts on the obligors of such instruments. In addition, future refinancing risks for commercial mortgage loans have resulted in declining values on certain of such instruments.

As of December 31, 2009, the Company held $6.91 billion of commercial real estate mortgage loans. The fair value of the Company’s commercial mortgage loan portfolio as of December 31, 2009 was $6.07 billion, and there were $3.5 million of loans that were either delinquent or in the process of foreclosure as of December 31, 2009. The performance of the Company’s commercial mortgage loan investments, however, may fluctuate in the future. An increase in the default rate of the Company’s commercial mortgage loan investments or a borrower’s inability to refinance or pay off its loan at maturity could have an adverse effect on its results of operations and financial condition, which could reduce the Company’s capital and, therefore, the amount available to make scheduled payments of interest and principal on the Company’s outstanding debt. In addition, 26% of the aggregate principal amount of the Company’s commercial mortgage loans are scheduled to mature in the next three years. If these loans are not refinanced or paid in full at maturity, the Company’s mortgage loan investments could be adversely affected. As of December 31, 2009, the Company had future funding commitments relating to commercial mortgage loans of $17.6 million.

Any geographic or sector concentration of the Company’s commercial mortgage loans may have adverse effects on its investment portfolios and, consequently, on its results of operations or financial condition. While the Company seeks to mitigate this risk by having a broadly diversified portfolio, events or developments that have a negative effect on any particular geographic region or sector may have a greater adverse effect on its investment portfolios to the extent that the portfolio is concentrated.

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

The Company’s principal investments are in fixed maturity and equity securities, trading securities, short-term investments, mortgage loans, policy loans, real estate, and real estate joint ventures and other limited partnerships. The carrying value of such investments is as follows:

•

Fixed maturity and equity securities are classified as available-for-sale, except for trading securities, and are reported at their estimated fair value. Unrealized investment gains and losses on these securities are recorded as a separate component of accumulated other comprehensive income or loss, net of policyholder related amounts and deferred income taxes.

•	Short-term investments include investments with remaining maturities of one year or less, but greater than three months, at the time of acquisition and are stated at fair value.

•

Mortgage loans held for investment are stated at unpaid principal balance, adjusted for any unamortized premium or discount, deferred fees or expenses, net of valuation allowances. Commercial mortgage loans that are held for sale are carried at fair value.

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

The Company categorizes financial assets carried at fair value in the consolidated balance sheets as follows:

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

For certain residential mortgage-backed securities backed by sub-prime and Alt-A collateral, which are included in Level 3 financial assets, the Company utilizes internal pricing models to assist in determining the estimated fair values. As of December 31, 2008, these investments were priced solely with the assistance of independent pricing services. As a result of continued low levels of activity in these markets during 2009, management believes that prices were no longer representative of the investments’ fair value, which is the price that would be received upon the sale of the investment in an orderly transaction (that is, not a forced liquidation or distressed sale) between market participants at the measurement date. The Company believes that a weighting of internal pricing models and independent pricing services represents a better estimate of the investments’ fair value and complies with Financial Accounting Standards Board (FASB) Accounting Standards Codification (ASC) 820, Fair Value Measurements and Disclosures.

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

The determination of the amount of allowances and impairments taken on the Company’s investments and the valuation allowance on the deferred tax asset are judgmental and could materially impact the Company’s results of operations or financial position.

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

On January 27, 2009, A.M. Best placed its ratings of NLIC on negative outlook. On March 10, 2009, Moody’s downgraded the ratings of the life companies to A1 from Aa3 with a negative outlook. These actions have taken place during a time when many major life insurers have experienced similar outlook changes and/or negative downgrades, caused by weak economic conditions and volatility in the credit and equity markets.

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

The Company cannot predict what actions rating agencies may take, or what actions the Company may take in response to the actions of rating agencies, which could adversely affect the Company’s business. As with other companies in the financial services industry, the Company’s ratings could be downgraded at any time and without any notice by any NRSRO.

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

See Part I, Item 1 – Business – Regulation – Regulation at State Level for a general description of the regulation of the Company, including the regulations designed to benefit or protect policyholders. Changes in regulations or in the interpretation of existing laws or regulations may adversely impact pricing, reserve adequacy or exposure to litigation and could increase the costs of regulatory compliance by the Company’s insurance subsidiaries. Any proposed or future state legislation or regulations, as well as proposed or future federal legislation or regulations, may negatively impact the Company’s financial position or results of operations.

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

•

changes in tax laws, including changes that could reduce or eliminate many of the tax advantages of purchasing and owning annuity and life insurance products (see Difficult conditions in the economy generally may adversely affect the Company’s business and results of operations, and these conditions may not improve in the near future, and Part I, Item 1 – Business – Regulation –Tax Legislation for a description of risk factors related to potential tax legislation and “Tax Matters” in Note 18 to the audited consolidated financial statements included in the F pages of this report for information regarding the Company’s separate account dividends received deduction); or

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

See Note 18 to the audited consolidated financial statements included in the F pages of this report for a description of litigation and regulatory actions. These and future litigation matters may negatively affect the Company by resulting in the payment of substantial awards or settlements, increasing legal and compliance costs, requiring the Company to change certain aspects of its business operations, diverting management attention from other business issues or harming the Company’s reputation with customers.

The continued threat of terrorism and ongoing military and other actions may result in decreases in the Company’s consolidated results of operations, revenue and assets under management and may adversely impact the Company’s consolidated investment portfolio.

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

None.

ITEM 2 PROPERTIES

Pursuant to an arrangement between NMIC and certain of its subsidiaries, during 2009 the Company leased on average approximately 890,000 square feet of office space in the three building home office complex and in other offices in central Ohio. The Company believes that its present and planned facilities are adequate for the anticipated needs of the Company.

ITEM 3 LEGAL PROCEEDINGS

See Note 18 to the audited consolidated financial statements included in the F pages of this report for a discussion of legal proceedings.

ITEM 4 RESERVED

PART II

ITEM 5 MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

There is no established public trading market for NLIC’s shares of common stock. All 3,814,779 issued and outstanding shares of NLIC’s common stock are owned by NFS. NLIC did not repurchase any shares of its common stock or sell any unregistered shares of its common stock during 2009.

NLIC did not pay any dividends to NFS during 2009. NLIC declared and paid dividends to NFS of $460.5 million and $612.5 million during 2008 and 2007, respectively. Dividends paid during 2008 and 2007 included $108.7 million and $242.5 million, respectively, of extraordinary dividends considered a return of capital. The 2008 dividends paid by NLIC included $151.2 million in securities and $28.2 million in mortgage loans. There was no return of capital to NFS during 2009

NLIC currently does not have a formal dividend policy.

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

(i)

the potential impact on the Company’s reported net income (loss) and related disclosures that could result from the adoption of certain accounting and/or financial reporting standards issued by the Financial Accounting Standards Board, the United States Securities and Exchange Commission (SEC) or other standard-setting bodies;

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

(viii)

changes in interest rates and the equity markets causing a reduction of investment income and/or asset fees; an acceleration of the amortization of deferred policy acquisition costs (DAC) and/or value of business acquired (VOBA), a reduction in separate account assets or a reduction in the demand for the Company’s products; increased liabilities related to living benefits and death benefit guarantees;

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

Overview

Following is management’s narrative analysis of the results of operations of the Company for the three years ended December 31, 2009. This discussion should be read in conjunction with the audited consolidated financial statements and related notes beginning on page F-1 of this report.

See Part I, Item 1 – Business – Overview for a description of the Company and its ownership structure.

Business Segments

Management views the Company’s business primarily based on its underlying products and uses this basis to define its four reportable segments: Individual Investments, Retirement Plans, Individual Protection, and Corporate and Other.

The primary segment profitability measure that management uses is pre-tax operating earnings (loss), which is calculated by adjusting income (loss) from continuing operations before federal income tax expense (benefit) to exclude: (1) net realized investment gains and losses, except for operating items (periodic net amounts paid or received on interest rate swaps that do not qualify for hedge accounting treatment and net realized gains and losses related to hedges on guaranteed minimum death benefit (GMDB) contracts and securitizations); (2) other-than-temporary impairment losses; (3) the adjustment to amortization of DAC and VOBA related to net realized investment gains and losses; and (4) net loss attributable to noncontrolling interest.

See Part I, Item 1 – Business – Business Segments for a description of the components of each segment.

The following table summarizes pre-tax operating earnings (loss) by segment for the years ended December 31:

(dollars in millions)	2009	2008	Change	2007	Change
Individual Investments	$287.8	$(240.0)	NM	$276.9	NM
Retirement Plans	135.6	141.4	(4)%	149.2	(5)%
Individual Protection	191.6	255.0	(25)%	284.0	(10)%
Corporate and Other	(4.2)	(126.9)	(97)%	99.0	NM

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

Management makes decisions concerning the sale of invested assets based on a variety of market, business, tax and other factors. All realized gains and losses generated by these sales, and changes in the valuation allowance not related to specific mortgage loans on real estate are reported in net realized investment gains and losses. Also included in net realized investment gains and losses are changes in the fair values of derivatives qualifying as fair value hedges and the related changes in the fair values of hedged items; the ineffective, or excluded, portion of cash flow hedges; changes in the fair values of derivatives that do not qualify for hedge accounting treatment; the mark-to-market of embedded derivatives, net of economic hedges; and periodic net amounts paid or received on interest rate swaps that do not qualify for hedge accounting treatment. All charges related to other-than-temporary impairments of available-for-sale securities and other investments are reported in other-than-temporary impairment losses.

The Company’s primary expenses include interest credited to policyholder accounts, life insurance and annuity benefits, amortization of DAC and general business operating expenses. Interest credited principally relates to individual and group fixed annuities, funding agreements backing the MTN program and certain life insurance products. Life insurance and annuity benefits include policyholder benefits in excess of policyholder accounts for universal life and individual deferred annuities and net claims and provisions for future policy benefits for traditional life insurance products and immediate annuities.

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

Cumulative Effect of Adoption of Accounting Principle

In April 2009, the Financial Accounting Standards Board (FASB) issued guidance under FASB Accounting Standards Codification (ASC) 320, Investments – Debt and Equity Securities (FASB Staff Position, FAS 115-2 and FAS 124-2, Recognition and Presentation of Other-Than-Temporary Impairments). The Company adopted this guidance as of January 1, 2009. The adoption of this guidance resulted in a cumulative-effect adjustment of $249.7 million, net of taxes, as an adjustment to the opening balance of retained earnings with a corresponding adjustment to the opening balance of accumulated other comprehensive income.

In September 2005, the Accounting Standards Executive Committee of the American Institute of Certified Public Accountants issued Statement of Position (SOP) 05-1, Accounting by Insurance Enterprises for Deferred Acquisition Costs in Connection with Modifications or Exchanges of Insurance Contracts. The Company adopted this guidance effective January 1, 2007, which resulted in a $6.0 million charge, net of taxes, as the cumulative effect of adoption of this accounting principle.

Fair Value Measurements

As described in Note 4 to the audited consolidated financial statements included in the F pages of this report, fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. In determining fair value, the Company uses various methods including market, income and cost approaches. The Company utilizes valuation techniques that maximize the use of observable inputs and minimize the use of unobservable inputs.

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

Investments

For fixed maturity and marketable equity securities for which active market quotations are available, the Company generally uses independent pricing services to assist in determining the fair value measurement. For certain fixed maturity securities not priced by independent services (generally investment grade private placement securities without quoted market prices), an internally developed pricing model or “corporate pricing matrix” is most often used. The corporate pricing matrix is developed by obtaining private spreads versus the U.S. Treasury yield for corporate securities with varying weighted average lives and bond ratings. The weighted average life and bond rating of a particular fixed maturity security to be priced using the corporate matrix are important inputs into the model and are used to determine a corresponding spread that is added to the U.S. Treasury yield to create an estimated market yield for that bond. The estimated market yield and other relevant factors are then used to estimate the fair value of the particular fixed maturity security. The Company also utilizes broker quotes to assist in pricing securities or to validate modeled prices.

Pricing services, broker quotes and internal valuations are also considered in valuing securities when the volume and level of activity for such assets have significantly decreased (e.g., when the markets for those securities are considered inactive).

As of December 31, 2009, 68% of the prices of fixed maturity securities were valued with the assistance of independent pricing services, 13% were valued with the assistance of the Company’s internal pricing processes, 11% were valued with the assistance of the Company’s pricing matrices, 5% were valued with the assistance of broker quotes and 2% were valued from other sources compared to 78%, 4%, 12%, 5% and 1%, respectively, as of December 31, 2008.

Available-for-sale securities valued using significant Level 3 inputs include investments in markets which the Company considers inactive; the Company’s residential mortgage-backed securities backed by sub-prime and Alt-A collateral, certain commercial mortgage-backed securities, collateralized debt obligations and other asset-backed securities; certain broker-quoted or internally priced securities; and securities that are at or near default based on ratings assigned by the NAIC. As of December 31, 2009, Level 3 investments comprised 17% of total investments measured at fair value compared to 21% as of December 31, 2008.

Inactive Markets

Recent market conditions have led to illiquidity in certain markets for financial instruments, causing the Company to consider such markets inactive. Examples of the criterion used by the Company to determine that a market is inactive include, but are not limited to, few recent transactions, price quotations are not based on current information, price quotations vary substantially either over time or among market makers, indexes previously highly correlated have become uncorrelated, significant increase in implied liquidity risk premiums, wide bid-ask spreads, significant decline or absence of a market for new issuances and minimal public information.

As of December 31, 2009 and 2008, the Company had investments in markets that it considered inactive with an amortized cost of $3.18 billion and $4.78 billion, respectively, and an estimated fair value of $2.42 billion and $3.49 billion, respectively, which represents 10% and 16% of the estimated fair value of all fixed maturity securities available-for-sale as of December 31, 2009 and 2008, respectively. Of these investments in markets that are considered inactive, 80% were priced using a weighting of internal pricing models and independent pricing services, 12% were valued with the assistance of independent pricing services, and 8% were priced using a weighting of broker quotes and internal pricing models to determine the estimated fair values as of December 31, 2009, in comparison to 0%, 94%, and 6%, respectively, as of December 31, 2008.

Certain residential mortgage-backed securities backed by sub-prime and Alt-A collateral, which are included in Level 3 financial assets, utilize internal pricing models to assist in determining the estimated fair values. As of December 31, 2008, these investments were priced solely with the assistance of independent pricing services. As a result of low levels of activity in these markets during 2009, management believes that prices were no longer representative of the investments’ fair value, which is the price that would be received upon the sale of the investment in an orderly transaction (that is, not a forced liquidation or distressed sale) between market participants at the measurement date. The Company believes that a weighting of internal pricing models and independent pricing services represents a better estimate of the investments’ fair value.

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

As of December 31, 2009 and 2008, the Company had received $532.4 million and $1.02 billion, respectively, of cash for derivative collateral, which is in turn invested in short-term investments. The Company also held $32.3 million and $35.4 million of securities as off-balance sheet collateral on derivative transactions as of December 31, 2009 and 2008, respectively.

As of December 31, 2009 and 2008, the Company had pledged fixed maturity securities with a fair value of $55.6 million and $24.5 million, respectively, as collateral to various derivative counterparties.

The Company periodically evaluates the risks within the derivative portfolios due to credit exposure. When evaluating this risk, the Company considers several factors which include, but are not limited to, the counterparty risk associated with derivative receivables, the Company’s own credit as it relates to derivative payables, the collateral thresholds associated with each counterparty, and changes in relevant market data in order to gain insight into the probability of default by the counterparty. In addition, the effect that the Company’s exposure to credit risk could have on the effectiveness of the Company’s hedging relationships is considered. As of December 31, 2009, the impact of the exposure to credit risk on both the fair value measurement of derivative assets and liabilities and the effectiveness of the Company’s hedging relationships was immaterial.

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

See Note 11 to the audited consolidated financial statements included in the F pages of this report for a discussion of the net realized gains recognized on living benefit embedded derivatives.

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

For investment and universal life insurance products, the Company amortizes DAC with interest over the lives of the policies in relation to the present value of estimated gross profits from projected interest margins, asset fees, cost of insurance charges, administrative fees, surrender charges, and net realized investment gains and losses less policy benefits and policy maintenance expenses. The Company adjusts the DAC asset related to investment and universal life insurance products to reflect the impact of unrealized gains and losses on fixed maturity securities available-for-sale, as described in Note 2(c) to the audited consolidated financial statements included in the F pages of this report.

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

In addition to the comprehensive annual study of assumptions, management evaluates the appropriateness of the individual variable annuity DAC balance quarterly within pre-set parameters. These parameters are designed to appropriately reflect the Company’s long-term expectations with respect to individual variable annuity contracts while also evaluating the potential impact of short-term experience on the Company’s recorded individual variable annuity DAC balance. If the recorded balance of individual variable annuity DAC falls outside of these parameters for a prescribed period, or if the recorded balance falls outside of these parameters and management determines it is not reasonably possible to get back within the parameters during a given period, assumptions are required to be unlocked, and DAC is recalculated using revised best estimate assumptions. When DAC assumptions are unlocked and revised, the Company continues to use the reversion to the mean process. See below for a discussion of 2009, 2008 and 2007 assumption changes that impacted DAC amortization and related balances.

For variable annuity products, the DAC balance is sensitive to the effects of changes in the Company’s estimates of gross profits, primarily due to the significant portion of the Company’s gross profits that are dependent upon the rate of return on assets held in separate accounts. This rate of return influences fees earned by the Company from these products and costs incurred by the Company associated with minimum contractual guarantees, as well as other sources of future expected gross profits. As previously stated, the Company’s current long-term assumption for net separate account investment performance is approximately 7% growth per year. In its ongoing evaluation of this assumption, the Company monitors its historical experience, market information and other relevant trends. To demonstrate the sensitivity of both the Company’s variable annuity product DAC balance, which was approximately $1.77 billion in aggregate at December 31, 2009, and related amortization, a 1% increase (to 8%) or decrease (to 6%) in the long-term assumption for net separate account investment performance would result in an approximately $20.0 million net increase or net decrease, respectively, in DAC amortization over the following year. The information provided above considers only changes in the assumption for long-term net separate account investment performance and excludes changes in other assumptions used in the Company’s evaluation of DAC.

During the fourth quarter of 2009, the Company’s recorded balance of individual variable annuity DAC fell outside the Company’s preset parameters for the prescribed period, which primarily was driven by the continued market recovery and favorable market performance compared to assumed net separate account returns. Accordingly, the Company recalculated DAC using revised best estimate assumptions, which resulted in a increase in DAC and other related balances, including sales inducement assets, and a decrease in DAC amortization and other related balances of $218.5 million pre-tax in the Individual Investments segment. The Company used the reversion to the mean process with the anchor date that was reset during the second quarter 2007 unlocking as described below. The Company evaluated the assumed separate account performance level over the next three years and determined that the assumptions inherent in the reversion period were reasonable. The annual net separate account growth rate for the mean reversion period is 15%, the maximum rate under the Company’s parameters.

During the second quarter of 2009, the Company conducted its annual comprehensive review of model assumptions used to project DAC and other related balances, including sales inducement assets, VOBA and unearned revenue reserves. The review covered all assumptions including mortality, lapses, expenses and general and separate account returns. As a result of this review, certain assumptions were unlocked (DAC unlock). The unlocked assumptions primarily related to lower expected investment spreads and separate account returns across all segments.

The pre-tax positive (negative) impact on the Company’s assets and liabilities as a result of the unlocking of assumptions during 2009 was as follows:

(in millions)	DAC	VOBA	Unearned Revenue Reserves	Sales Inducement Assets	Total
Segment:
Individual Investments	$191.9	$—	$—	$10.9	$202.8
Retirement Plans	(8.2)	—	—	—	(8.2)
Individual Protection	(43.9)	(13.2)	10.9	—	(46.2)

Total	$139.8	$(13.2)	$10.9	$10.9	$148.4

During the fourth quarter of 2008, the Company’s recorded balance of individual variable annuity DAC fell outside the Company’s preset parameters, which primarily was driven by continued unfavorable market performance compared to assumed net separate account returns. Management made a determination that it was not reasonably possible to get back within the preset parameters during the remaining prescribed period. Accordingly, the Company recalculated DAC using revised best estimate assumptions, which resulted in a decrease in DAC and an increase in DAC amortization and other related balances of $243.1 million pre-tax in the Individual Investments segment. The Company used the reversion to the mean process with the anchor date that was reset during the second quarter 2007 unlocking as described below. The Company evaluated the assumed separate account performance level over the next three years and determined that the assumptions inherent in the reversion period were reasonable. The annual net separate account growth rate for the mean reversion period is 15%, the maximum rate under the Company’s parameters.

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

The pre-tax positive (negative) impact on the Company’s assets and liabilities as a result of the unlocking of assumptions during the year ended December 31, 2008 was as follows:

(in millions)	DAC	VOBA	Unearned Revenue Reserves	Sales Inducement Assets	Total
Segment:
Individual Investments	$(429.1)	$(2.6)	$—	$(0.6)	$(432.3)
Retirement Plans	(2.3)	—	—	—	(2.3)
Individual Protection	(2.8)	7.5	3.2	—	7.9

Total	$(434.2)	$4.9	$3.2	$(0.6)	$(426.7)

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

Accordingly, the second quarter 2007 unlocking process included changes in several assumptions, including assumptions affecting net separate account investment performance. This unlocking resulted in a net increase in DAC and a benefit to DAC amortization and other related balances totaling $216.5 million pre-tax. First, the Company reset the anchor date for its reversion to the mean calculations, which increased the annual net separate account growth rate to 7% during the first three years of the projection period from 0% (which was the rate of return for the three-year reversion period required from the previous anchor date). Second, as a result of its current analysis, including its evaluation of ongoing trends and expectations regarding financial market performance, the Company unlocked and reset its long-term assumption for net separate account growth rates to 7% from 8%. This decreased the net separate account growth rate by 1% to 7% for all years subsequent to the three-year reversion period. The combination of resetting these two factors resulted in a $161.9 million increase in DAC and benefit to DAC amortization and other related balances. The impact of changing the annual net separate account growth rate from 0% to 7% during the three-year reversion period had a much larger effect on the DAC balance when compared to the 1% incremental change in the long-term assumption for net separate account investment performance. The remainder of the increase in DAC and benefit to DAC amortization and other related balances resulting from the DAC unlocking process primarily was related to the recorded balance of individual variable annuity DAC falling outside the Company’s preset parameters for the prescribed period, which was driven by favorable market performance in excess of the assumed net separate account returns. Accordingly, the Company recalculated DAC using revised best estimate assumptions, which resulted in a $78.8 million increase in DAC and benefit to DAC amortization and other related balances. This was partially offset by a $24.2 million decrease in DAC and increase in DAC amortization and other related balances due to increasing estimated lapse rates for fixed annuity and BOLI products.

During the second quarter of 2007, the Company added a new feature to its existing GLWB rider, L.inc. This new feature resulted in a substantial change in the existing contracts and, therefore, an extinguishment of the DAC associated with those contracts pursuant to the American Institute of Certified Public Accountants’ Statement of Position 05-1, Accounting by Insurance Enterprises for Deferred Acquisition Costs in Connection with Modifications or Exchanges of Insurance Contracts. As a result, the Company eliminated existing DAC and other related balances resulting in a $135.0 million pre-tax charge.

The pre-tax positive (negative) impact on the Company’s assets and liabilities as a result of the unlocking of these assumptions during the second quarter of 2007 was as follows:

(in millions)	DAC	VOBA	Unearned Revenue Reserves	Sales Inducement Assets	Total
Segment:
Individual Investments	$(208.9)	$—	$—	$12.5	$(196.4)
Retirement Plans	(10.5)	—	—	—	(10.5)
Individual Protection	(16.4)	5.1	1.7	—	(9.6)

Total	$(235.8)	$5.1	$1.7	$12.5	$(216.5)

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

Valuation of Investments, Investment Income, Realized Gains and Losses and Other-than-temporary Impairment Evaluations

Management regularly reviews investments in its fixed maturity and equity security portfolios to evaluate the necessity of recording impairment losses for other-than-temporary declines in the fair value of investments.

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

When evaluating whether a residential mortgage-backed security, commercial mortgage-backed security, collateralized debt obligation and other asset-backed securities are other-than-temporarily impaired, the Company examines characteristics of the underlying collateral, such as delinquency, prepayments and default rates, the quality of the underlying borrower, the type of collateral in the pool, the vintage year of the collateral, subordination levels within the structure of the collateral pool, the quality of any credit guarantors, the Company’s intent to sell the security and whether it is more likely than not it will be required to sell the security before the recovery of its amortized cost basis.

In assessing corporate debt securities for other-than-temporary impairment, the Company evaluates the ability of the issuer to meet its debt obligations, the value of the company or specific collateral securing the debt position , the Company’s intent to sell the security and whether it is more likely than not it will be required to sell the security before the recovery of its amortized cost basis. A similar analysis is performed to evaluate U.S. Treasury securities and obligations of U.S. Government corporations, U.S. Government agencies, obligations of states and political subdivisions, and debt securities issued by foreign governments.

To the extent that the present value of the cash flows generated by a security is less than the amortized cost, an other-than-temporary impairment is recognized through earnings. It is reasonably possible that further declines in estimated fair values of such investments, or changes in assumptions or estimates of anticipated recoveries and/or cash flows, may cause further other-than-temporary impairments in the near term, which could be significant.

Equity securities may experience other-than-temporary impairment in the future based on the prospects for full recovery in value in a reasonable period of time and the Company’s ability and intent to hold the security to recovery.

See Note 2(c) and Note 6 of the audited consolidated financial statements included in the F pages of this report, for additional information regarding the Company’s valuation of investments, investment income, realized gains and losses and other-than-temporary impairment evaluations.

The Company’s practice is to disclose as part of the separate component of accumulated other comprehensive income both the non-credit portion of the other-than-temporary impairment recognized in other comprehensive income and any subsequent changes in the fair value of those debt securities.

Valuation Allowances for Mortgage Loans on Real Estate

The Company provides valuation allowances for impairments of mortgage loans on real estate based on a review by portfolio managers. Mortgage loans on real estate are considered impaired when, based on current information and events, it is probable that the Company will be unable to collect all amounts due according to the contractual terms of the loan agreement. When management determines that a loan is impaired, a provision for loss is established equal to the difference between the carrying value and the present value of expected future cash flows discounted at the loan’s effective interest rate, or the fair value of the collateral, if the loan is collateral dependent. In addition to the valuation allowance on specific loans, the Company maintains an allowance not yet specifically identified by loan for probable losses inherent in the loan portfolio as of the balance sheet date. Changes in the valuation allowance not related to specific mortgage loans are recorded in net realized investment gains and losses. Loans in default or in the process of foreclosure are placed on non-accrual status. Interest received on non-accrual status mortgage loans on real estate is included in net investment income in the period received.

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

Changes in the valuation allowance are recorded in net realized investment gains and losses, while loan-specific reserves are included in other-than-temporary impairment losses.

Significant changes in the factors management considers in determining the valuation allowance for mortgage loans on real estate could result in a significant change in the valuation allowance reported in the consolidated financial statements.

Derivative Instruments

The Company uses derivative instruments in efforts to manage exposures and mitigate risks associated with interest rates, equities, foreign currency and credit. These derivative instruments primarily include interest rate swaps, futures contracts, credit default swaps, cross-currency swaps and other traditional swap agreements. Certain features embedded in the Company’s investment portfolio, equity-indexed life and annuity contracts and certain variable life and annuity contracts are derivatives requiring separate accounting under the provisions of FASB ASC 815-15 Embedded Derivatives. All derivative instruments are carried at fair value and are reflected as an asset or liability.

See Note 2(d) and Note 5 of the audited consolidated financial statements included in the F pages of this report for additional information regarding the Company’s use of derivatives instruments to manage interest rate and equity market risk.

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

The Company’s liability for funding agreements to an unrelated third party trust related to the MTN program equals the balance that accrues to the benefit of the contractholder, including interest credited. The funding agreements constitute insurance obligations and are considered annuity contracts under Ohio insurance laws.

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

Federal Income Taxes

Management provides for federal income taxes based on amounts it believes it ultimately will owe. Inherent in the provision for federal income taxes are estimates regarding the deductibility of certain items and the realization of certain tax credits. In the event the ultimate deductibility of certain items or the realization of certain tax credits differs from estimates, management may be required to significantly change the provision for federal income taxes recorded in the consolidated financial statements. Any such change could significantly affect the amounts reported in the consolidated statements of income (loss).

Management has established tax reserves for uncertain tax positions, including permanent and temporary differences. These reserves are reviewed regularly and are adjusted as events occur that management believes impact its liability for additional taxes, such as lapsing of applicable statutes of limitations; conclusion of tax audits or substantial agreement on the deductibility/nondeductibility of uncertain items; additional exposure based on current calculations; identification of new issues; release of administrative guidance; or rendering of a court decision affecting a particular tax issue. Management believes its tax reserves reasonably provide for potential assessments that may result from Internal Revenue Service (IRS) examinations and other tax-related matters for all open tax years.

Results of Operations

2009 Compared to 2008

The following table summarizes the Company’s consolidated results of operations for the years ended December 31:

(dollars in millions)	2009	2008	Change
Revenues:
Policy charges:
Asset fees	$561.7	$677.1	(17)%
Cost of insurance charges	470.4	449.7	5%
Administrative fees	153.6	140.4	9%
Surrender fees	59.4	73.3	(19)%

Total policy charges	1,245.1	1,340.5	(7)%

Premiums	469.7	394.1	19%
Net investment income	1,879.1	1,864.7	1%
Net realized investment gains (losses)	453.8	(347.8)	NM
Other-than-temporary impairment losses (consisting of $992.1 of total other- than-temporary impairment losses, net of $417.5 recognized in other comprehensive income, for the year ended December 31, 2009)	(574.6)	(1,130.7)	(49)%
Other income	(3.9)	(4.2)	(7)%

Total revenues	3,469.2	2,116.6	64%

Benefits and expenses:
Interest credited to policyholder accounts	1,100.1	1,172.6	(6)%
Benefits and claims	812.1	856.1	(5)%
Policyholder dividends	87.0	93.1	(7)%
Amortization of DAC	465.6	691.6	(33)%
Amortization of VOBA and other intangible assets	62.8	30.9	103%
Interest expense, primarily with NFS	55.3	61.8	(11)%
Other operating expenses	579.8	631.6	(8)%

Total benefits and expenses	3,162.7	3,537.7	(11)%

Income (loss) from continuing operations before federal income tax expense (benefit)	306.5	(1,421.1)	NM
Federal income tax expense (benefit)	47.9	(533.8)	NM

Net income (loss)	258.6	(887.3)	NM
Less: Net loss attributable to noncontrolling interest	52.3	72.3	(28)%

Net income (loss) attributable to NLIC	$310.9	$(815.0)	NM

The Company recorded net income for the year ended December 31, 2009 compared to a net loss in the prior year, primarily due to net realized investment gains, lower other than-temporary impairment losses and lower amortization of DAC. In addition, higher interest spread income, lower other operating expenses and higher premiums contributed to the overall increase, partially offset by lower asset fees. Lastly, the Company recorded federal income tax expense for 2009 compared to a tax benefit in 2008 primarily due to the aforementioned increases in net income.

During the year ended December 31, 2009, the Company recorded net realized investment gains on living benefit embedded derivatives, net of economic hedging losses of $413.6 million, an increase of $914.3 million compared to the prior year. These gains were comprised of $1.50 billion of net realized investment gains on living benefit embedded derivatives and $1.08 billion of related economic hedging losses. The net realized investment gains on living benefit embedded derivatives primarily resulted from higher interest rates, lower volatility assumptions and an increase to the nonperformance component of the discount rate. The increase in net realized investment gains on embedded derivatives increased amortization of DAC by $389.6 million in 2009 compared to 2008, which is included in the Corporate and Other segment. Additionally, higher net realized gains on sales of investments of $160.8 million and higher mark-to-market gains on derivative activity of $66.8 million contributed to the increase. The overall increase was partially offset by losses on derivatives associated with the Company’s economic hedging program for GMDB contracts of $281.2 million.

Other-than-temporary impairment losses decreased $556.1 million during 2009, primarily due to lower fixed maturity and equity security impairments driven by stabilizing market conditions and changes in accounting literature pertaining to other-than-temporary impairments of investment securities.

Lower amortization of DAC was driven by favorable DAC unlocks in 2009, which lowered amortization of DAC by $139.8 million in 2009. Additionally, DAC unlocks in 2008, which increased amortization in the prior year by $434.2 million, and lower gross profits in 2009 contributed to the decline in amortization. Refer to Part II, Item 7 – MD&A – Critical Accounting Policies and Recently Issued Accounting Standards – Deferred Policy Acquisition Costs for Investment and Universal Life Insurance Products for a description of the current and prior year DAC unlocks. The overall decrease was partially offset by higher net realized gains on living benefit embedded derivatives, which increased amortization of DAC by $389.6 million in 2009.

Lower losses from hedge fund and private equity investments of $80.4 million and higher interest spread income for the Retirement Plans segment $31.6 million drove the increase in interest spread income during 2009. The overall increase was partially offset by lower MTN interest spread income of $41.9 million.

Lower other operating expenses primarily were driven by expense saving initiatives and a decline in retail asset management operating expenses attributable to a decrease in average customer funds managed and administered during 2009. Additionally, the Company exited its NFN professional consulting group sales channel in 2008, which resulted in a pre-tax charge of $24.7 million during 2008.

A 44% increase in sales of income products in 2009 generated higher premiums as customer demand shifted toward fixed income products.

The decline in asset fees primarily was due to lower average separate account values across all segments resulting from volatility in the equity markets as asset fees earned by the Company are driven by separate account values.

2008 Compared to 2007

The following table summarizes the Company’s consolidated results of operations for the years ended December 31:

(dollars in millions)	2008	2007	Change
Revenues:
Policy charges:
Asset fees	$677.1	$773.2	(12)%
Cost of insurance charges	449.7	420.5	7%
Administrative fees	140.4	119.4	18%
Surrender fees	73.3	70.8	4%

Total policy charges	1,340.5	1,383.9	(3)%

Premiums	394.1	407.0	(3)%
Net investment income	1,864.7	2,192.2	(15)%
Net realized investment losses	(347.8)	(47.2)	NM
Other-than-temporary impairment losses	(1,130.7)	(117.7)	NM
Other income	(4.2)	8.9	NM

Total revenues	2,116.6	3,827.1	(45)%

Benefits and expenses:
Interest credited to policyholder accounts	1,172.6	1,311.0	(11)%
Benefits and claims	856.1	672.5	27%
Policyholder dividends	93.1	83.1	12%
Amortization of DAC	691.6	382.1	81%
Amortization of VOBA and other intangible assets	30.9	48.5	(36)%
Interest expense, primarily with NFS	61.8	70.0	(12)%
Other operating expenses	631.6	630.8	—

Total benefits and expenses	3,537.7	3,198.0	11%

(Loss) income from continuing operations before federal income tax (benefit) expense	(1,421.1)	629.1	NM
Federal income tax (benefit) expense	(533.8)	147.3	NM

(Loss) income from continuing operations	(887.3)	481.8	NM
Cumulative effect of adoption of accounting principle, net of taxes	—	(6.0)	NM

Net (loss) income	(887.3)	475.8	NM
Less: Net loss attributable to noncontrolling interest	72.3	50.9	42%

Net (loss) income attributable to NLIC	$(815.0)	$526.7	NM

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

Other-than-temporary impairment losses increased primarily due to a $1.01 billion increase in impairment charges due to challenging conditions in the credit markets.

Net realized losses increased primarily due to a $474.0 million increase in losses on living benefit embedded derivatives, net of economic hedging activity and $49.6 million in losses in its structured products business related to impairments on the underlying mortgages and mortgage loan commitments. The overall decline was offset by higher realized gains of $215.8 million on derivatives associated with the Company’s economic hedging program related to contracts with death benefit guarantees.

Higher amortization of DAC was due to several factors. First, the DAC unlocks in 2007 lowered amortization of DAC by $235.8 million in 2007. Next, the DAC unlocks in 2008 increased amortization of DAC by $434.2 million in 2008. However, the Company modified the features of its L.inc product within the Individual Investments segment during 2007. This modification required the Company to extinguish existing DAC and other balances related to L.inc, resulting in a $124.0 million increase in amortization of DAC and increased annuity benefits of $11.0 million in 2007. In addition, net realized losses on embedded derivatives in annuity products offering living benefits decreased amortization of DAC by $93.1 million in 2008. Finally, lower gross profits in 2008 and a lower rate of DAC amortization due to the impact of 2007 unlocking further offset the increases described above by approximately $141.4 million.

Benefits and claims increased in the Individual Investments segment primarily due to higher exposure on GMDB contracts driven by unfavorable market conditions which increased benefits and claims by $134.3 million. In addition, adverse mortality in 2008 in the variable universal life and universal life insurance businesses in the Individual Protection segment contributed to the increase. The average net claim size and the number of claims in these products increased compared to 2007.

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

New and renewal production premiums and deposits, as reported by the Company, are stated net of internal replacements, which management believes provides a more meaningful disclosure of production in a given period. In addition, the Company’s definition of new and renewal production premiums and deposits excludes funding agreements issued under the MTN program; asset transfers associated with large case BOLI and large case retirement plan acquisitions; and deposits into Nationwide employee and agent benefit plans. Although these products contribute to asset and earnings growth, their production flows potentially can mask trends in the underlying business and thus do not provide meaningful comparisons and analyses.

The Company’s flagship products are marketed under the Nationwide DestinationSM brand and include individual variable and group annuities and group private sector retirement plans. Nationwide DestinationSM products allow customers to choose from investment options managed by premier mutual fund managers. The Company has also developed private label variable and fixed annuity products in conjunction with other financial services providers that allow those providers to sell products to their own customer bases under their own brand names.

The Company also markets group deferred compensation retirement plans to employees of state and local governments for use under Internal Revenue Code (IRC) Section 457. The Company utilizes its endorsement by the National Association of Counties, The United States Conference of Mayors and The International Association of Fire Fighters when marketing IRC Section 457 products.

See Part I, Item 1 – Business – Overview for a description of the Company’s sales distribution network.

2009 Compared to 2008

The following table summarizes new and renewal production premiums and deposits by product and segment for the years ended December 31:

(dollars in millions)	2009	2008	Change
Individual Investments
Individual variable annuities	$3,951.2	$4,211.0	(6)%
Individual fixed annuities	469.2	603.0	(22)%
Income products	285.7	198.0	44%
Portfolio income insurance	17.2	—	NM
Advisory services program	—	54.0	NM

Total Individual Investments	4,723.3	5,066.0	(7)%

Retirement Plans
Private sector:
Group annuity products	717.9	863.0	(17)%
Other	174.1	287.8	(40)%

Total private sector	892.0	1,150.8	(22)%

Public sector:
IRC Section 457 annuities	1,596.7	1,771.8	(10)%

Total Retirement Plans	2,488.7	2,922.6	(15)%

Individual Protection
Corporate-owned life insurance	366.5	545.1	(33)%
Traditional/universal life insurance	676.2	607.6	11%
Variable life insurance	466.7	553.9	(16)%

Total Individual Protection	1,509.4	1,706.6	(12)%

Total new and renewal production premiums and deposits	$8,721.4	$9,695.2	(10)%

2008 Compared to 2007

The following table summarizes new and renewal production premiums and deposits by product and segment for the years ended December 31:

(dollars in millions)	2008	2007	Change
Individual Investments
Individual variable annuities	$4,211.0	$5,606.4	(25)%
Individual fixed annuities	603.0	156.3	286%
Income products	198.0	216.7	(9)%
Advisory services program	54.0	147.2	(63)%

Total Individual Investments	5,066.0	6,126.6	(17)%

Retirement Plans
Private sector:
Group annuity products	863.0	1,064.7	(19)%
Other	287.8	232.1	24%

Total private sector	1,150.8	1,296.8	(11)%

Public sector:
IRC Section 457 annuities	1,771.8	1,548.5	14%

Total Retirement Plans	2,922.6	2,845.3	3%

Individual Protection
Corporate-owned life insurance	545.1	552.7	(1)%
Traditional/universal life insurance	607.6	554.4	10%
Variable life insurance	553.9	639.3	(13)%

Total Individual Protection	1,706.6	1,746.4	(2)%

Total new and renewal production premiums and deposits	$9,695.2	$10,718.3	(10)%

See Part II, Item 7 – MD&A – Business Segments for an analysis of new and renewal production premiums and deposits by product and segment.

Business Segments

Individual Investments

2009 Compared to 2008

The following table summarizes selected financial data for the Company’s Individual Investments segment for the years ended December 31:

(dollars in millions)	2009	2008	Change
Statements of Income (Loss) Data
Revenues:
Policy charges:
Asset fees	$440.8	$525.7	(16)%
Administrative fees	49.5	33.7	47%
Surrender fees	31.6	43.5	(27)%

Total policy charges	521.9	602.9	(13)%
Premiums	191.2	120.2	59%
Net investment income	562.0	530.4	6%
Other income	(168.1)	109.5	NM

Total revenues	1,107.0	1,363.0	(19)%

Benefits and expenses:
Interest credited to policyholder accounts	393.6	379.1	4%
Benefits and claims	247.3	378.5	(35)%
Amortization of DAC	(1.4)	647.7	NM
Amortization of VOBA and other intangible assets	0.9	7.8	(88)%
Other operating expenses	178.8	189.9	(6)%

Total benefits and expenses	819.2	1,603.0	(49)%

Pre-tax operating earnings (loss)	$287.8	$(240.0)	NM

Other Data
Interest spread margin:
Net investment income	5.28%	5.12%	3%
Interest credited	3.52%	3.58%	(2)%

Interest spread on average general account values	1.76%	1.54%	14%

New and renewal production premiums and deposits:
Individual variable annuities	$3,951.2	$4,211.0	(6)%
Individual fixed annuities	469.2	603.0	(22)%
Income products	285.7	198.0	44%
Portfolio income insurance	17.2	—	NM
Advisory services program	—	54.0	NM

Total new and renewal production premiums and deposits	$4,723.3	$5,066.0	(7)%

Average account values:
General account	$11,195.9	$10,576.8	6%
Separate account	29,803.9	36,238.6	(18)%
Advisory services program	16.5	443.4	(96)%

Total average account values	$41,016.3	$47,258.8	(13)%

Account values as of year end:
Individual variable annuities	$37,740.6	$32,954.3	15%
Individual fixed annuities	4,428.7	4,406.9	—
Income products	2,241.5	2,107.4	6%
Advisory services program	—	82.6	NM

Total account values	$44,410.8	$39,551.2	12%

Pre-tax operating earnings (loss) to average account values	0.70%	(0.51)%	NM

The Company recorded pre-tax operating earnings during the year ended December 31, 2009 compared to a loss in 2008 due to lower amortization of DAC, lower benefits and claims, higher premiums and higher interest spread income, partially offset by losses in other income and lower asset fees.

Lower amortization of DAC primarily was driven by DAC unlocks in 2009, which lowered amortization of DAC by $191.9 million in the current year. Additionally, DAC unlocks in 2008, which increased amortization in the prior year by $429.1 million, and lower variable annuity gross profits in the current year contributed to the overall decline in amortization. Refer to Part II, Item 7 – MD&A – Critical Accounting Policies and Recently Issued Accounting Standards – Deferred Policy Acquisition Costs for Investment and Universal Life Insurance Products for a description of the current and prior year DAC unlocks.

A 44% increase in sales of income products in the current year generated higher premiums as customer demand shifted toward fixed income products.

Improvements in market conditions reduced the Company’s exposure on GMDB contracts and lowered benefits and claims by $187.3 million in the year ended December 31, 2009. Additionally, the favorable unlock of sales inducement assets in the fourth quarter of 2009, lowered benefits and claims by $12.0 million. The decrease was offset by higher sales of income products (see premiums discussion above), which resulted in higher reserve accruals. These higher reserve accruals increased benefits and claims by $62.0 million in the current year.

Interest spread income increased primarily due to higher average general assets (up 6%) caused by improved net flows in both variable and fixed annuities and favorable investment performance. The improvement in net flows was driven by lower withdrawals and surrenders in the current year across all product lines. Withdrawals and surrenders declined by 33% in variable annuities and 43% in fixed annuities. In addition, interest spread margins improved to 176 basis points in the current year compared to 154 basis points in 2008.

Other income resulted in a net loss due to realized losses of $281.2 million on derivatives associated with the Company’s economic hedging program for GMDB contracts.

The decline in asset fees primarily was due to lower average separate account values (down 18%) driven by volatility in the equity markets.

Individual variable annuities decreased new and renewal production premiums and deposits, primarily due to volatile market conditions. Fixed annuities declined due to actions implemented by the Company to reduce sales and conserve capital during the year. Income products production improved due to greater marketing emphasis by the Company. In addition, the decline in the advisory services program was due to the Company exiting this business during 2008.

The following table summarizes selected information about the Company’s deferred individual fixed annuities, including the fixed option of variable annuities, as of December 31, 2009:

	Ratchet		Reset		Market value adjustment (MVA) and other		Total
(dollars in millions)	Account value	Weighted average crediting rate	Account value	Weighted average crediting rate	Account value	Weighted average crediting rate	Account value	Weighted average crediting rate
Minimum interest rate of 3.50% or greater	$—	N/A	$840.8	3.64%	$—	N/A	$840.8	3.64%
Minimum interest rate of 3.00% to 3.49%	1,011.6	4.05%	2,472.1	3.09%	—	N/A	3,483.7	3.37%
Minimum interest rate lower than 3.00%	1,042.7	3.65%	1,208.4	3.51%	231.9	2.61%	2,483.0	3.49%
MVA with no minimum interest rate guarantee	—	N/A	—	N/A	1,434.1	2.91%	1,434.1	2.91%

Total deferred individual fixed annuities	$2,054.3	3.85%	$4,521.3	3.30%	$1,666.0	2.86%	$8,241.6	3.35%

See Note 11 to the audited consolidated financial statements included in the F pages of this report for further discussion of guarantee types offered on non-traditional variable annuity contacts offered by the Company, which are consistent with the fixed annuity descriptions above.

2008 Compared to 2007

The following table summarizes selected financial data for the Company’s Individual Investments segment for the years ended December 31:

(dollars in millions)	2008	2007	Change
Statements of (Loss) Income Data
Revenues:
Policy charges:
Asset fees	$525.7	$587.6	(11)%
Administrative fees	33.7	27.1	24%
Surrender fees	43.5	47.9	(9)%

Total policy charges	602.9	662.6	(9)%
Premiums	120.2	133.3	(10)%
Net investment income	530.4	642.9	(17)%
Other income	109.5	3.1	NM

Total revenues	1,363.0	1,441.9	(5)%

Benefits and expenses:
Interest credited to policyholder accounts	379.1	444.3	(15)%
Benefits and claims	378.5	233.5	62%
Amortization of DAC	647.7	287.1	126%
Amortization of VOBA and other intangible assets	7.8	5.3	47%
Other operating expenses	189.9	194.8	(3)%

Total benefits and expenses	1,603.0	1,165.0	38%

Pre-tax operating (loss) earnings	$(240.0)	$276.9	NM

Other Data
Interest spread margin:
Net investment income	5.12%	5.69%
Interest credited	3.58%	3.76%

Interest spread on average general account values	1.54%	1.93%

New and renewal production premiums and deposits:
Individual variable annuities	$4,211.0	$5,606.4	(25)%
Individual fixed annuities	603.0	156.3	286%
Income products	198.0	216.7	(9)%
Advisory services program	54.0	147.2	(63)%

Total new and renewal production premiums and deposits	$5,066.0	$6,126.6	(17)%

Average account values:
General account	$10,576.8	$11,814.2	(10)%
Separate account	36,238.6	41,366.0	(12)%
Advisory services program	443.4	634.9	(30)%

Total average account values	$47,258.8	$53,815.1	(12)%

Account values as of year end:
Individual variable annuities	$32,954.3	$46,121.5	(29)%
Individual fixed annuities	4,406.9	4,717.3	(7)%
Income products	2,107.4	2,101.0	—
Advisory services program	82.6	647.2	(87)%

Total account values	$39,551.2	$53,587.0	(26)%

Pre-tax operating (loss) earnings to average account values	(0.51)%	0.51%

The Individual Investments segment recorded a pre-tax operating loss for 2008 compared to pre-tax operating earnings in the prior year primarily due to higher amortization of DAC. In addition, lower interest spread income, asset fees and benefits and claims partially were offset by an increase in other income.

Higher amortization of DAC primarily was due to the DAC unlock in the second quarter of 2007, which lowered amortization of DAC by $208.9 million in 2007. In addition, the DAC unlocks in 2008 increased amortization of DAC by $429.1 million in 2008. However, the Company modified the features of its L.inc product within this segment during the second quarter of 2007. This modification required the Company to extinguish existing DAC and other balances related to L.inc, resulting in a $124.0 million increase in amortization of DAC and increased annuity benefits of $11.0 million in 2007. Additionally, lower gross profits in 2008 and a lower rate of DAC amortization due to the impact of 2007 unlocking lowered amortization of DAC by $110.5 million and $30.9 million, respectively, to further offset the increases noted above.

Benefits and claims increased primarily due to higher exposure on GMDB contracts due to unfavorable market conditions which increased benefits and claims by $134.3 million.

Interest spread income declined primarily due to lower general account assets caused by variable and fixed annuity net outflows (average account values fell 10%), which reduced interest spread income by approximately $17.7 million. In addition, interest spread margins declined to 154 basis points in 2008 compared to 193 basis points in 2007, reducing interest spread income by approximately $16.0 million. The 2008 margins included a $13.6 million decrease in income from mortgage loan prepayments and bond call premiums compared to 2007, which contributed 11 basis points to the margin decline discussed above.

The decrease in asset fees primarily was driven by lower average separate account values driven by unfavorable market performance which decreased asset fees by $74.4 million. However, the average variable asset fee rate increased to 1.45% from 1.42% in the prior year as new business with living benefit riders and corresponding higher fee rates influenced the overall average rate, increasing asset fees by $12.5 million.

Other income increased primarily due to gains of $109.4 million on derivatives associated with the Company’s economic hedging program for GMDB contracts.

Lower overall new and renewal production premiums and deposits primarily were attributable to the individual variable annuity business due to volatile market conditions and the economic slowdown, partially offset by improved fixed annuity sales. In addition, the decline in advisory services program sales was due to the Company exiting this business during 2008.

The following table summarizes selected information about the Company’s deferred individual fixed annuities, including the fixed option of variable annuities, as of December 31, 2008:

	Ratchet		Reset		Market value adjustment (MVA) and other		Total
(dollars in millions)	Account value	Weighted average crediting rate	Account value	Weighted average crediting rate	Account value	Weighted average crediting rate	Account value	Weighted average crediting rate
Minimum interest rate of 3.50% or greater	$—	NA	$895.5	3.73%	$—	NA	$895.5	3.73%
Minimum interest rate of 3.00% to 3.49%	1,071.8	4.02%	2,647.2	3.13%	—	NA	3,719.0	3.39%
Minimum interest rate lower than 3.00%	936.0	3.71%	944.7	3.83%	181.3	1.25%	2,062.0	3.55%
MVA with no minimum interest rate guarantee	—	NA	—	NA	3,166.6	2.60%	3,166.6	2.60%

Total deferred individual fixed annuities	$2,007.8	3.88%	$4,487.4	3.40%	$3,347.9	2.53%	$9,843.1	3.20%

Retirement Plans

2009 Compared to 2008

The following table summarizes selected financial data for the Company’s Retirement Plans segment for the years ended December 31:

(dollars in millions)	2009	2008	Change
Statements of Income Data
Revenues:
Policy charges:
Asset fees	$82.8	$103.6	(20)%
Administrative fees	9.3	14.5	(36)%
Surrender fees	1.1	1.8	(39)%

Total policy charges	93.2	119.9	(22)%
Net investment income	679.0	650.7	4%
Other income	0.1	0.9	(89)%

Total revenues	772.3	771.5	—

Benefits and expenses:
Interest credited to policyholder accounts	432.5	435.9	(1)%
Amortization of DAC	44.5	40.6	10%
Amortization of VOBA and other intangible assets	8.9	1.3	NM
Other operating expenses	150.8	152.3	(1)%

Total benefits and expenses	636.7	630.1	1%

Pre-tax operating earnings	$135.6	$141.4	(4)%

Other Data
Interest spread margin:
Net investment income	5.81%	5.81%	—
Interest credited	3.70%	3.89%	(5)%

Interest spread on average general account values	2.11%	1.92%	10%

New and renewal production premiums and deposits
Private sector	$892.0	$1,150.8	(22)%
Public sector	1,596.7	1,771.8	(10)%

Total new and renewal production premiums and deposits	$2,488.7	$2,922.6	(15)%

Average account values:
General account	$11,696.1	$11,202.4	4%
Separate account	11,255.0	13,993.9	(20)%

Total average account values	$22,951.1	$25,196.3	(9)%

Account values as of year end:
Private sector	$8,019.2	$7,726.4	4%
Public sector	16,113.5	14,396.6	12%

Total account values	$24,132.7	$22,123.0	9%

Pre-tax operating earnings to average account values	0.59%	0.56%	5%

Pre-tax operating earnings declined primarily due to lower assets fee and higher amortization of VOBA and other intangible assets, partially offset by higher interest spread income.

Asset fees decreased primarily due to lower average separate account values (down 20%) driven by volatility in the equity markets.

Higher amortization of VOBA and other intangible assets was driven by Company’s plans to exit its NFN retirement services distribution channel in 2009. As a result, the Retirement Plans segment recorded a pre-tax charge of $8.1 million during the fourth quarter of 2009 related to VOBA and intangible assets.

The increase in interest spread income primarily was due to higher general account assets (a 4% increase) caused by a shift in customer demand from equity investment funds to fixed investment funds and lower crediting rates.

The decrease in new and renewal production premiums and deposits was primarily due to reduced employer discretionary contributions, employee deferrals and plan transfers on private sector products. Additionally, sales of public sector products declined primarily due to lower transfers and payroll deposits resulting from volatile market conditions.

2008 Compared to 2007

The following table summarizes selected financial data for the Company’s Retirement Plans segment for the years ended December 31:

(dollars in millions)	2008	2007	Change
Statements of Income Data
Revenues:
Policy charges:
Asset fees	$103.6	$132.5	(22)%
Administrative fees	14.5	11.8	23%
Surrender fees	1.8	3.0	(40)%

Total policy charges	119.9	147.3	(19)%
Net investment income	650.7	655.0	(1)%
Other income	0.9	—	NM

Total revenues	771.5	802.3	(4)%

Benefits and expenses:
Interest credited to policyholder accounts	435.9	443.3	(2)%
Amortization of DAC	40.6	27.4	48%
Amortization of VOBA and other intangible assets	1.3	2.5	(48)%
Other operating expenses	152.3	179.9	(15)%

Total benefits and expenses	630.1	653.1	(4)%

Pre-tax operating earnings	$141.4	$149.2	(5)%

Other Data
Interest spread margin:
Net investment income	5.81%	5.88%
Interest credited	3.89%	3.98%

Interest spread on average general account values	1.92%	1.90%

New and renewal production premiums and deposits:
Private sector	$1,150.8	$1,296.8	(11)%
Public sector	1,771.8	1,548.5	14%

Total new and renewal production premiums and deposits	$2,922.6	$2,845.3	3%

Average account values:
General account	$11,202.4	$11,135.3	1%
Separate account	13,993.9	17,723.6	(21)%

Total average account values	$25,196.3	$28,858.9	(13)%

Account values as of year end:
Private sector	$7,726.4	$10,471.9	(26)%
Public sector	14,396.6	17,096.3	(16)%

Total account values	$22,123.0	$27,568.2	(20)%

Pre-tax operating earnings to average account values	0.56%	0.52%

The decrease in pre-tax operating earnings was driven by lower asset fees, higher amortization of DAC and lower other income, partially offset by reduced other operating expenses and higher interest spread income.

Asset fees decreased due to lower average separate account values driven by unfavorable market performance.

Higher amortization of DAC primarily was due to the DAC unlock in the second quarter of 2007, which lowered amortization of DAC in 2007 by $10.5 million. In addition, the DAC unlock in the second quarter of 2008 increased amortization of DAC by $2.3 million in 2008.

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

Individual Protection

2009 Compared to 2008

The following table summarizes selected financial data for the Company’s Individual Protection segment for the years ended December 31:

(dollars in millions)	2009	2008	Change
Statements of Income Data
Revenues:
Policy charges:
Asset fees	$38.1	$47.8	(20)%
Cost of insurance charges	470.4	449.7	5%
Administrative fees	98.5	92.2	7%
Surrender fees	26.7	28.0	(5)%

Total policy charges	633.7	617.7	3%
Premiums	278.5	273.9	2%
Net investment income	491.8	485.8	1%
Other income	0.2	—	NM

Total revenues	1,404.2	1,377.4	2%

Benefits and expenses:
Interest credited to policyholder accounts	200.8	196.2	2%
Benefits	537.8	489.4	10%
Policyholder dividends	87.0	93.1	(7)%
Amortization of DAC	158.1	129.9	22%
Amortization of VOBA and other intangible assets	45.0	22.1	104%
Other operating expenses	183.9	191.7	(4)%

Total benefits and expenses	1,212.6	1,122.4	8%

Pre-tax operating earnings	$191.6	$255.0	(25)%

Other Data
New and renewal productions premiums and deposits:
Corporate-owned life insurance	$366.5	$545.1	(33)%
Traditional/universal life insurance	676.2	607.6	11%
Variable life insurance	466.7	553.9	(16)%

Total new and renewal production premiums and deposits	$1,509.4	$1,706.6	(12)%

Policy reserves as of year end:
Individual investment life insurance	$4,825.3	$4,159.4	16%
Corporate investment life insurance	8,659.2	8,548.9	1%
Traditional life insurance	4,077.3	4,123.5	(1)%
Universal life insurance	1,613.5	1,386.9	16%

Total policy reserves	$19,175.3	$18,218.7	5%

Insurance in force as of year end:
Individual investment life insurance	$53,956.0	$55,352.8	(3)%
Corporate investment life insurance	24,856.1	24,606.8	1%
Traditional life insurance	40,274.8	41,317.2	(3)%
Universal life insurance	13,269.6	11,714.8	13%

Total insurance in force	$132,356.5	$132,991.6	—

The decrease in pre-tax operating earnings was driven by higher benefits and claims, higher amortization of DAC and VOBA, lower asset fees, partially offset by higher cost of insurance charges and lower other operating expenses.

Higher benefits and claims reflect an aging of the individual life business block and adverse mortality in the universal life insurance and COLI businesses during the year ended December 31, 2009. Both total claims counts and average net claim size increased significantly in these businesses compared to the prior year. Additionally, updates to benefit ratio assumptions in 2009 increased benefits and claims by $11.6 million.

Amortization of DAC increased due to the DAC unlock in the second quarter of 2009, which increased amortization of DAC by $43.9 million in 2009, compared to the DAC unlock in the second quarter of 2008, which increased amortization by $2.8 million. Refer to Part II, Item 7 – MD&A – Critical Accounting Policies and Recently Issued Accounting Standards – Deferred Policy Acquisition Costs for Investment and Universal Life Insurance Products for a description of the 2009 and 2008 DAC unlocks. The increase was partially offset by lower amortization due to lower gross profits during 2009.

Amortization of VOBA increased by $13.2 million due to the VOBA unlock in the current year. Lower amortization of VOBA of $7.5 million during 2008, primarily due to the unlocking of the long-term lapse rate assumption and higher gross profits in the investment life insurance business, further contributed to the change in comparison to the prior year.

Asset fees declined due to lower average separate account values (down 10%) driven by volatility in the equity markets.

Cost of insurance charges rose by $19.2 million in the universal life insurance business due to increased fixed life business in force combined with the aging of the individual life business block. The aging of a block generally increases cost of insurance charges as the Company’s related mortality risk also rises.

Other operating expenses decreased due to the Company exiting its NFN professional consulting group sales channel in 2008 and selling arrangement changes for the NFN independent agency force. The Individual Protection segment recorded a pre-tax charge of $24.7 million during the fourth quarter of 2008. Lower mutual fund expense reimbursements driven by lower average separate account values partially offset the decrease.

Lower sales of COLI and variable life insurance products decreased new and renewal production premiums and deposits in the current year. The decline was attributable to the economic slowdown, which has reduced corporations’ and individuals’ demand for life insurance products. Additionally, corporations’ earnings and the corresponding deferred compensation plan contributions declined from 2008, leading to lower first year production and renewals. The launch of a new single premium universal life insurance product boosted sales of universal life insurance products by $79.3 million during 2009.

2008 Compared to 2007

The following table summarizes selected financial data for the Company’s Individual Protection segment for the years ended December 31:

(dollars in millions)	2008	2007	Change
Statements of Income Data
Revenues:
Policy charges:
Asset fees	$47.8	$53.1	(10)%
Cost of insurance charges	449.7	420.5	7%
Administrative fees	92.2	80.5	15%
Surrender fees	28.0	19.9	41%

Total policy charges	617.7	574.0	8%
Premiums	273.9	273.7	—
Net investment income	485.8	471.2	3%

Total revenues	1,377.4	1,318.9	4%

Benefits and expenses:
Interest credited to policyholder accounts	196.2	192.0	2%
Benefits	489.4	439.0	11%
Policyholder dividends	93.1	83.1	12%
Amortization of DAC	129.9	93.1	40%
Amortization of VOBA and other intangible assets	22.1	40.5	(45)%
Other operating expenses	191.7	187.2	2%

Total benefits and expenses	1,122.4	1,034.9	8%

Pre-tax operating earnings	$255.0	$284.0	(10)%

Other Data
New and renewal production premiums and deposits:
Corporate-owned life insurance	$545.1	$552.7	(1)%
Traditional/universal life insurance	607.6	554.4	10%
Variable life insurance	553.9	639.3	(13)%

Total new and renewal production premiums and deposits	$1,706.6	$1,746.4	(2)%

Policy reserves as of year end:
Individual investment life insurance	$4,159.4	$6,298.2	(34)%
Corporate investment life insurance	8,548.9	9,278.8	(8)%
Traditional life insurance	4,123.5	4,138.3	—
Universal life insurance	1,386.9	1,257.1	10%

Total policy reserves	$18,218.7	$20,972.4	(13)%

Insurance in force as of year end:
Individual investment life insurance	$55,352.8	$57,772.0	(4)%
Corporate investment life insurance	24,606.8	25,291.5	(3)%
Traditional life insurance	41,317.2	30,887.9	34%
Universal life insurance	11,714.8	10,484.5	12%

Total insurance in force	$132,991.6	$124,435.9	7%

Pre-tax operating earnings declined due to higher benefits, amortization of DAC, other operating expenses and policyholder dividends, partially offset by higher policy charges, lower amortization of VOBA and other intangible assets, and higher interest spread income.

Higher benefits primarily were due to adverse mortality in 2008 in the variable life and universal life insurance businesses. The average net claim size and the number of claims in these products increased 22% and 16%, respectively, compared to 2007.

Amortization of DAC increased primarily due to the DAC unlock in the second quarter of 2007, which lowered amortization of DAC by $18.1 million in 2007. In addition, the DAC unlock in the second quarter of 2008 increased amortization of DAC by $2.8 million in 2008. The remainder of the increase was due to higher gross profits in 2008.

Other operating expenses increased due to the Company’s announced plans to exit its NFN professional consulting group sales channel in 2008 and selling arrangement changes for the NFN independent agency force. As a result, the Individual Protection segment recorded a pre-tax charge of $24.7 million during the fourth quarter of 2008 related to intangibles assets and exit costs. Lower agency marketing costs of $6.3 million, premium taxes of $5.3 million and employee incentives of $3.5 million partially offset the overall increase.

Policyholder dividends increased due to a higher dividend scale in 2008.

Policy charges increased due to higher cost of insurance charges and administrative fees. Cost of insurance charges rose due to increased fixed life business in force combined with the aging of the individual life business block. The aging of a block generally increases cost of insurance charges as the Company’s related mortality risk also rises. Administrative fees were impacted by the aforementioned unlocking in the second quarter of 2008 and increased universal life sales upon which part of these fees are derived.

Lower amortization of VOBA and other intangible assets primarily was due to the unlocking during the second quarter of 2008 of the long-term lapse rate assumption and higher estimated gross profits in the investment life insurance business. These factors lowered amortization of VOBA by $7.5 million in 2008. In addition, unlocking of assumptions in the second quarter of 2007 increased VOBA amortization by $5.1 million.

Interest spread income increased primarily due to growth in the universal life business block driven by sales of the ULtimate product.

The decrease in new and renewal production premiums and deposits primarily was due to lower renewals of variable life products, partially offset by an increase in universal life sales primarily driven by the ULtimate product.

Corporate and Other

2009 Compared to 2008

The following table summarizes selected financial data for the Company’s Corporate and Other segment for the years ended December 31:

(dollars in millions)	2009	2008	Change
Statements of Income (Loss) Data
Operating revenues:
Net investment income	$146.3	$197.8	(26)%
Other income	(1.4)	(75.6)	(98)%

Total operating revenues	144.9	122.2	19%

Benefits and operating expenses:
Interest credited to policyholder accounts	71.8	161.8	(56)%
Interest expense	55.3	61.8	(11)%
Other operating expenses	22.0	25.5	(14)%

Total benefits and operating expenses	149.1	249.1	(40)%

Pre-tax operating loss	(4.2)	(126.9)	(97)%
Add: non-operating net realized investment gains (losses)[1]	619.1	(386.8)	NM
Add: non-operating other-than-temporary impairment losses	(574.6)	(1,130.7)	(49)%
Add: adjustment to amortization related to net realized investment gains and losses	(296.5)	139.2	NM
Add: net loss attributable to noncontrolling interest	(52.3)	(72.3)	(28)%

Loss from continuing operations before federal income tax benefit	$(308.5)	$(1,577.5)	(80)%

Other Data
Customer funds managed and administered as of year end:
Funding agreements backing medium-term notes	$1,651.6	$3,217.2	(49)%

[1]

Excluding operating items (periodic net amounts paid or received on interest rate swaps that do not qualify for hedge accounting treatment and net realized gains and losses related to hedges on GMDB contracts and securitizations).

The Company recorded a lower pre-tax operating loss during 2009 compared to 2008 primarily due to higher interest spread income and higher other income.

Lower losses from hedge fund and private equity investments of $80.4 million drove the increase in interest spread income during the year ended December 31, 2009. The overall increase was partially offset by lower MTN earnings of $41.9 million during 2009 primarily due to a decrease in MTN assets as a result of note maturities and repurchases of $1.56 billion.

The increase in other income was driven by lower losses of $41.9 million in the structured products business related to impairments on the underlying mortgages and mortgage loan commitments, and a $29.2 million increase due to hedging gains on mortgage loan sales in 2009 compared to losses in 2008.

Higher non-operating net realized investment gains and losses primarily were driven by a $914.3 million increase in realized gains on living benefits embedded derivatives, net of economic hedging activity. Higher net gains on sales of fixed maturity securities further contributed to the increase.

Non-operating other-than-temporary impairments decreased $556.1 million during 2009, primarily due to lower fixed maturity and equity security impairments driven by volatile market conditions and changes in accounting literature pertaining to other-than-temporary impairments of investment securities.

Higher gains on living benefit embedded derivatives, net of economic hedging activity, and gains on sales inducements impacted the adjustment to amortization related to net realized investment gains and losses.

The following table summarizes net realized investment gains (losses) from continuing operations by source for the years ended December 31:

(in millions)	2009	2008
Total net derivatives gains (losses)[1,2]	399.8	(330.3)
Total realized gains on sales	191.7	40.2
Total realized losses on sales	(112.8)	(40.7)
Valuation losses[3]	(20.7)	(55.8)
Other	(4.2)	38.8

Net realized investment gains (losses)	$453.8	$(347.8)

[1]

Includes gains of $413.6 million and losses of $500.7 million on derivatives and embedded derivatives associated with living benefit contracts for the years ended December 31, 2009, and 2008, respectively.

[2]	Includes losses of $171.8 million and gains of $109.4 million on derivatives associated with death benefit contracts for the years ended December 31, 2009 and 2008, respectively.

[3]	Includes valuation of trading securities, mark-to-market valuation of mortgage loans held for sale, and changes in the valuation allowance not related to specific mortgage loans on real estate.

The following tables summarize other-than-temporary impairment losses for the years ended December 31:

(in millions)	Gross	Included in OCI	Net

2009:
Fixed maturity securities[1]	$906.8	$(417.5)	$489.3
Equity securities	7.1	—	7.1
Mortgage loans	71.8	—	71.8
Other	6.4	—	6.4

Total other-than-temporary impairment losses	$992.1	$(417.5)	$574.6

			Total Impairments

2008:
Fixed maturity securities[1]			$1,052.2
Equity securities			60.2
Mortgage loans			14.6
Other			3.7

Total other-than-temporary impairment losses			$1,130.7

[1]

Declines in the creditworthiness of the issuer of hybrid securities with both debt and equity-like features requires the use of the equity model in analyzing the security for other-than-temporary impairment. For the year ended December 31, 2009, the Company recognized $167.6 million in other-than-temporary impairments related to these securities compared to $89.5 million for the year ended December 31, 2008.

2008 Compared to 2007

The following table summarizes selected financial data for the Company’s Corporate and Other segment for the years ended December 31:

(dollars in millions)	2008	2007	Change
Statements of Income Data
Operating revenues:
Net investment income	$197.8	$423.1	(53)%
Other income	(75.6)	(4.5)	NM

Total operating revenues	122.2	418.6	(71)%

Benefits and operating expenses:
Interest credited to policyholder accounts	161.8	231.4	(30)%
Interest expense	61.8	70.0	(12)%
Other operating expenses	25.5	18.2	40%

Total benefits and operating expenses	249.1	319.6	(22)%

Pre-tax operating (loss) earnings	(126.9)	99.0	NM
Add: non-operating net realized investment losses[1]	(386.8)	(36.9)	NM
Add: non-operating total other-than-temporary impairment losses	(1,130.7)	(117.7)	NM
Add: adjustment to amortization related to net realized investment gains and losses	139.2	25.5	NM
Add: net loss attributable to noncontrolling interest	(72.3)	(50.9)	42%

Loss from continuing operations before federal income tax benefit	$(1,577.5)	$(81.0)	NM

Other Data
Customer funds managed and administered as of year end:
Funding agreements backing medium-term notes	$3,217.2	$4,525.7	(29)%

[1]

Excluding operating items (periodic net amounts paid or received on interest rate swaps that do not qualify for hedge accounting treatment and net realized gains and losses related to hedges on GMDB contracts and securitizations).

The Company recorded a pre-tax operating loss in 2008 compared to earnings in 2007 primarily due to lower interest spread income and other income.

The decrease in interest spread income primarily was driven by lower income from hedge fund and private equity investments of $94.5 million. Lower income from mortgage loan prepayments and bond call premiums of $12.5 million, reduced earnings from the MTN program of $9.0 million primarily due to lower prepayment income, and approximately a 10% decline in average asset levels further contributed to the shortfall.

Lower other income primarily was driven by losses in the Company’s structured products business related to impairments on the underlying mortgages and mortgage loan commitments.

Other-than-temporary investment losses were driven by a $1.01 billion increase in impairment charges compared to the prior year due to challenging conditions in the credit markets.

Higher non-operating net realized investment losses primarily were driven by a $474.0 million increase in losses on living benefit embedded derivatives, net of economic hedging activity.

The increase in losses on living benefit embedded derivatives, net of economic hedging activity, gave rise to the increase in the adjustment to amortization related to net realized investment gains and losses.

The following table summarizes net realized investment losses from continuing operations by source for the years ended December 31:

(in millions)	2008	2007
Total net derivatives losses[1,2]	(330.3)	(55.9)
Total realized gains on sales	40.2	93.3
Total realized losses on sales	(40.7)	(85.2)
Valuation (losses) gains[3]	(55.8)	1.9
Other	38.8	(1.3)

Net realized investment losses	$(347.8)	$(47.2)

[1]	Includes losses of $500.7 million, and $26.7 million on derivatives and embedded derivatives associated with living benefit contracts for the years ended December 31, 2008 and 2007, respectively.

[2]	Includes gains of $109.4 million on derivatives associated with death benefit contracts for the years ended December 31, 2008. There were no material gains or losses during 2007.

[3]	Includes valuation of trading securities, mark-to-market valuation of mortgage loans held for sale, and changes in the valuation allowance not related to specific mortgage loans on real estate.

The following table summarizes other-than-temporary impairment losses for the years ended December 31:

(in millions)	2008	2007
Fixed maturity securities[1]	$1,052.2	$108.5
Equity securities	60.2	—
Mortgage loans	14.6	4.1
Other	3.7	5.1

Total other-than-temporary impairment losses	$1,130.7	$117.7

[1]

Declines in the creditworthiness of the issuer of hybrid securities with both debt and equity-like features requires the use of the equity model in analyzing the security for other-than-temporary impairment. For the year ended December 31, 2008, the Company recognized $89.5 million in other-than-temporary impairments related to these securities compared to none for the year ended December 31, 2007.

The Company has a comprehensive portfolio monitoring process for fixed maturity and equity securities to identify and evaluate the necessity of recording impairment losses for other-than-temporary declines in the fair value of investments. See Part II, Item 7 – MD&A – Critical Accounting Policies and Recently Issued Accounting Standards – Valuation of Investments, Investment Income , Realized Gains and Losses and Other-than-temporary Impairment Evaluations for a complete discussion of this process.

The following table summarizes for the year ended December 31, 2009 the Company’s largest aggregate losses on sales and write-downs by issuer, the related circumstances giving rise to the losses and the circumstances that may have affected other material investments held:

				December 31, 2009
(in millions)	Fair value at sale (proceeds)	YTD loss on sale	YTD other- than-temporary impairment losses	Holdings[1]	Net unrealized gain (loss)[2]

Ownership interest in a perpetual preferred security. Impairments were recognized in the first and second quarters of 2009 due to an inability to demonstrate that full recovery would occur within a reasonable time period.	$—	$—	$(35.3)	$21.9	$28.4

Ownership interest in a perpetual preferred security. An impairment was recognized in the first quarter of 2009 due to an inability to demonstrate that full recovery would occur within a reasonable time period.	—	—	(18.6)	44.8	(1.9)

Ownership interest in a perpetual preferred security. An impairment was recognized in the first quarter of 2009 due to an inability to demonstrate that full recovery would occur within a reasonable time period.	—	—	(17.5)	1.6	6.4

Ownership interest in a corporate bond. An impairment was recognized in the third quarter of 2009 due to an intent to sell the security.	22.0	—	(17.1)	—	—

Ownership interest in a corporate bond. Impairments were recognized in the first and second quarters of 2009 due to full recovery not being expected.	23.8	—	(16.8)	—	—

Ownership interest in a corporate bond. An impairment was recognized in the first quarter of 2009 due to full recovery not being expected.	—	—	(15.9)	24.1	7.9

Ownership interest in a perpetual preferred security. An impairment was recognized in the first quarter of 2009 due to an inability to demonstrate that full recovery would occur within a reasonable time period.	—	—	(15.6)	10.1	8.6

Ownership interest in a residential mortgage backed security. An impairment was recognized in the third quarter of 2009 due to an intent to sell the security.	59.5	—	(15.1)	—	—

Ownership interest in a securitization of a fleet of container vessels. An impairment was recognized in the first quarter of 2009 due to expected loss of principal.	—	—	(13.7)	12.7	0.1

Ownership interest in a collateralized debt obligation holding. An impairment was recognized in the second quarter of 2009 due to full recovery not being expected.	—	—	(13.0)	—	0.6

Ownership interest in a corporate bond. An impairment was recognized in the third quarter of 2009 due to an intent to sell the security.	—	—	(10.7)	26.9	0.3

[1]	Holdings represent amortized cost of fixed maturity securities and cost of equity securities as of the date indicated for issuer and issuer sponsored vehicles.

[2]	Includes non-credit other-than-temporary impairment losses recognized in other comprehensive income.

No other issuer had aggregate losses on sales and write-downs greater than 2.0% of the Company’s total gross losses on sales and write-downs on fixed maturity and equity securities.

Contractual Obligations and Commitments

The following table summarizes the Company’s contractual obligations and commitments as of December 31, 2009 expected to be paid in the periods presented. Payment amounts reflect the Company’s estimate of undiscounted cash flows related to these obligations and commitments. Balance sheet amounts were determined in accordance with GAAP and may differ from the summation of undiscounted cash flows. The most significant difference relates to future policy benefits for life and health insurance, which include discounting.

	Payments due by period					Amount per balance sheet
(in millions)	Less than 1 year	1-3 years	3-5 years	More than 5 years	Total

Debt[1]:
Short-term	$150.3	$—	$—	$—	$150.3	$150.0
Long-term, payable to NFS	53.7	107.4	107.4	1,638.6	1,907.1	700.0

Subtotal	204.0	107.4	107.4	1,638.6	2,057.4	850.0

License obligation	12.1	5.7	—	—	17.8	—

Purchase and lending commitments:
Fixed maturity securities[2]	—	76.1	—	—	76.1	—
Commercial mortgage loans[2]	17.6	—	—	—	17.6	—
Limited partnerships[3]	12.7	—	—	—	12.7	—

Subtotal	30.3	76.1	—	—	106.4	—

Future policy benefits and claims[4]:
Fixed annuities and fixed option of variable annuities[5]	1,282.8	2,071.0	1,800.5	4,091.8	9,246.1	8,728.0
Life and health insurance[5]	675.1	1,367.1	1,431.5	17,646.4	21,120.1	8,745.3
Single premium immediate annuities[6]	284.5	514.6	439.6	2,612.9	3,851.6	2,142.4
Group pension deferred fixed annuities[7]	1,548.7	2,420.7	2,033.6	9,830.1	15,833.1	11,702.4
Funding agreements backing MTNs[2,8]	851.1	792.4	—	—	1,643.5	1,831.3

Subtotal	4,642.2	7,165.8	5,705.2	34,181.2	51,694.4	33,149.4

Cash and securities collateral[9,10]:
Cash collateral on securities lending	41.4	—	—	—	41.4	41.4
Cash collateral on derivative transactions	532.4	—	—	—	532.4	532.4
Securities collateral on derivative transactions	32.3	—	—	—	32.3	32.3

Subtotal	606.1	—	—	—	606.1	606.1

Total	$5,494.7	$7,355.0	$5,812.6	$35,819.8	$54,482.1	$34,605.5

[1]

No contractual provisions exist that could create, increase or accelerate those obligations presented. The amount presented includes contractual principal payments and interest based on rates in effect at December 31, 2009.

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

[4]

A significant portion of policy contract benefits and claims to be paid do not have stated contractual maturity dates and may not result in any ultimate payment obligation. Amounts reported represent estimated undiscounted cash flows out of the Company’s general account related to death, surrender, annuity and other benefit payments under policy contracts in force at December 31, 2009. Separate account payments are not reflected due to the matched nature of these obligations and because the contract owners bear the investment risk of such deposits. Estimated payment amounts were developed based on the Company’s historical experience and related contractual provisions. Significant assumptions incorporated in the reported amounts include future policy lapse rates (including the impact of customer decisions to make future premium payments to keep the related policies in force); coverage levels remaining unchanged from those provided under contracts in force at December 31, 2009; future interest crediting rates; and estimated timing of payments. Actual amounts will vary, potentially by a significant amount, from the amounts indicated due to deviations between assumptions and actual results and the addition of new business in future periods.

[5]

Contractual provisions exist which could adjust the amount and/or timing of those obligations reported. Key assumptions related to payments due by period include customer lapse and withdrawal rates (including timing of death), exchanges to and from the fixed and separate accounts of the variable annuities, claim experience with respect to guarantees, and future interest crediting level. Assumptions for future interest crediting levels were made based on processes consistent with the Company’s past practices, which is at the discretion of the Company, subject to guaranteed minimum crediting rates in many cases and/or subject to contractually obligated increases for specified time periods. Many of the contracts with potentially accelerated payments are subject to surrender charges, which are generally calculated as a percentage of deposits made and are assessed at declining rates during the first seven years after a deposit is made. Amounts disclosed include an estimate of those accelerated payments, net of applicable surrender charges. See Note 2(l) to the audited consolidated financial statements included in the F pages of this report for a description of the Company’s method for establishing life and annuity reserves in accordance with GAAP. Health reserves are immaterial and are reflected in the less than one year column.

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

[8]

See Part II, Item 7 – MD&A – Off-Balance Sheet Transactions for a detailed discussion of the MTN program. Amounts presented include contractual principal and interest based on rates in effect at December 31, 2009.

[9]	Since the timing of the return of collateral is uncertain, these obligations have been reflected in payments due in less than one year.

[10]

The table above excludes certain derivative liabilities, for more information on these instruments see Item 7A – Characteristics of Interest Rate Sensitive Financial Instruments. Embedded derivatives on guaranteed benefit annuity programs are included in future policy benefits and claims in the table above.

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

During 2009, NLIC repurchased and extinguished $235.3 million of outstanding funding agreements.

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

Interest Rate Risk

Fluctuations in interest rates can impact the Company’s earnings, cash flows and the fair value of its assets and liabilities. In a declining interest rate environment, the Company may be required to reinvest the proceeds from maturing and prepaying investments at rates lower than the overall portfolio yield, which could reduce future interest spread income. In addition, minimum guaranteed crediting rates (ranging from 1.0% to 3.5% for a majority of the individual and group annuity contracts in force) on certain annuity contracts could prevent the Company from lowering its interest crediting rates to levels commensurate with prevailing market interest rates, resulting in a reduction to the Company’s interest spread income. The average crediting rate for fixed annuity products during 2009 was 3.52% and 3.70% for the Individual Investments and Retirement Plans segments, respectively (compared to 3.58% and 3.89%, respectively, during 2008), well in excess of guaranteed rates.

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

Conversely, a rising interest rate environment could result in a reduction of interest spread income or an increase in policyholder surrenders. Existing general account investments supporting annuity liabilities had a weighted average maturity of approximately 6.6 years as of December 31, 2009. Therefore, a change in portfolio yield will lag changes in market interest rates. This lag increases if the rate of prepayments of securities slows. To the extent the Company sets renewal rates based on current market rates, this will result in reduced interest spreads. Alternatively, if the Company sets renewal crediting rates while attempting to maintain a desired spread from the portfolio yield, the rates offered by the Company may be less than new money rates offered by competitors. This difference could result in an increase in surrender activity by policyholders. If unable to fund surrenders with cash flow from operations, the Company might need to sell assets, which likely would have declined in value due to the increase in interest rates. The Company attempts to mitigate this risk by offering products that assess surrender charges and/or market value adjustments at the time of surrender, and by managing the maturity and interest-rate sensitivities of assets to approximate those of liabilities.

The Company offers a variety of variable annuity programs with guaranteed minimum balance or guaranteed withdrawal benefits, and options are utilized to economically hedge a portion of these products. See Equity Market Risk for further explanation.

Asset/Liability Management Strategies to Manage Interest Rate Risk

The Company employs an asset/liability management approach tailored to the specific requirements of each of its products. Each line of business has an investment policy based on its specific characteristics. The policy establishes asset maturity and duration, quality and other relevant guidelines.

An underlying pool or pools of investments support each general account line of business. These pools consist of whole assets purchased specifically for the underlying line of business. In general, assets placed in any given portfolio remain there until they mature (or are called), but active management of specific securities, sectors and several top-down risks may result in portfolio turnover or transfers among the various portfolios.

Investment strategies are executed by dedicated investment professionals based on the investment policies established for the various pools. To assist them in this regard, they receive periodic projections of investment needs from each line’s management team. Line of business management teams, investment portfolio managers and finance professionals periodically evaluate how well assets purchased and the underlying portfolio match the underlying liabilities for each line. In addition, sophisticated Asset/Liability Management models are employed to project the assets and liabilities over a wide range of interest rate scenarios to evaluate the efficacy of the strategy for a line of business.

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

There are two approaches to developing investment policies:

•

For liabilities where cash flows are not interest sensitive and the credited rate is fixed (e.g., immediate annuities), the Company attempts to manage risk with a combination cash matching/duration matching strategy. Duration is a measure of the sensitivity of price to changes in interest rates. For a rate movement of 100 basis points, the fair value of liabilities with a duration of 5 years would change by approximately 5%. For this type of liability, the Company generally targets an asset/liability duration mismatch of -0.25 to +0.50 years. In addition, the Company attempts to minimize asset and liability cash flow mismatches, especially over the first five years. However, the desired degree of cash matching is balanced against the cost of cash matching.

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

Use of Derivatives to Manage Interest Rate Risk

Derivatives Qualifying for Hedge Accounting

The Company periodically purchases variable rate investments (e.g., commercial mortgage loans and corporate bonds). As a result, the Company is exposed to variability in cash flows and investment income due to changes in interest rates. Such variability poses risks to the Company when the investments are funded with fixed rate liabilities. In an effort to manage this risk, the Company may enter into receive fixed/pay variable interest rate swaps.

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

The Company periodically participates in a MTN program. Under this program, NLIC issues funding agreements to an unconsolidated third party trust to secure notes issued to investors by the trust. The proceeds from these funding agreements are generally used to purchase fixed rate assets (generally available-for-sale corporate bonds, available-for-sale private placement bonds or held for investment commercial mortgage loans). In a rising interest rate environment, the Company is exposed to narrowing margins as interest expense will increase while interest income remains constant. To manage this risk, the Company has entered into pay fixed/receive variable interest rate swaps. The interest rate swap agreement utilized by the Company effectively modifies its exposure to interest rate risk by converting the Company’s floating rate funding agreements associated with the MTN program to a fixed rate, thus reducing the impact of interest rate changes on future interest expense. These interest rate swaps are designated as hedging instruments in cash flow hedging relationships.

Derivatives Not Qualifying for Hedge Accounting

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

The Company offers a variety of variable annuity programs with a guaranteed minimum balance or guaranteed withdrawal benefits, and options are utilized to economically hedge a portion of these products. See Equity Market Risk for further explanation. As interest rates are a component of the option’s value, the effectiveness of economically hedging the annuity products may be adversely affected by changes in interest rates. The Company enters into interest rate swaps to mitigate this risk. The fluctuation in the fair values of the derivatives offsets the changes in the fair values of the options resulting from changes in interest rates.

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

In addition, the Company may use pay fixed/receive variable interest rate swaps as hedges against the negative effects of adverse interest rate movements.

Characteristics of Interest Rate Sensitive Financial Instruments

The tables below provide information about the Company’s financial instruments as of December 31, 2009 that are sensitive to changes in interest rates. Insurance contracts that subject the Company to significant mortality risk, including life insurance contracts and life-contingent immediate annuities, do not meet the definition of a financial instrument and are not included in the table.

	Estimated year of maturities/repayments							2009 Fair Value	2008 Fair Value
(in millions)	2010	2011	2012	2013	2014	There- after	Total
Assets
Fixed maturity securities:
Corporate bonds:
Principal	$963.8	$1,202.9	$1,326.7	$1,753.4	$1,727.8	$8,454.8	$15,429.4	$15,961.1	$12,593.0
Weighted average interest rate	4.83%	4.15%	5.49%	5.16%	4.45%	5.74%	5.52%
Mortgage and other asset- backed securities:
Principal	$1.5	$38.7	$48.4	$93.4	$63.7	$8,102.5	$8,348.2	$7,410.7	$7,898.9
Weighted average interest rate	7.26%	6.31%	5.17%	6.16%	1.28%	5.47%	5.45%
Other fixed maturity securities:
Principal	$38.6	$27.9	$75.6	$58.8	$129.4	$995.2	$1,325.5	$1,377.9	$895.6
Weighted average interest rate	5.78%	6.12%	6.14%	5.51%	5.65%	6.08%	5.96%
Mortgage loans on real estate:
Principal	$412.4	$709.4	$649.3	$509.8	$654.8	$3,980.7	$6,916.4	$5,946.3	$6,845.6
Weighted average interest rate	5.11%	6.05%	6.04%	5.96%	5.92%	6.02%	5.96%

Liabilities
Individual deferred fixed annuities:
Principal	$707.0	$614.0	$562.2	$549.2	$597.6	$1,794.1	$4,824.1	$4,604.3	$5,021.5
Weighted average crediting rate	3.70%	3.55%	3.29%	3.11%	2.73%	2.75%
Group pension deferred fixed annuities:
Principal	$1,625.3	$1,228.7	$1,061.7	$920.6	$814.7	$6,051.4	$11,702.4	$11,572.0	$11,127.3
Weighted average crediting rate	3.77%	3.60%	3.41%	3.30%	3.15%	3.09%
Funding agreements backing MTNs:
Principal	$1,236.7	$427.8	$14.0	$—	$—	$—	$1,678.5	$1,679.0	$3,019.5
Weighted average crediting rate	3.54%	5.04%	3.90%	—	—	—
Immediate annuities:
Principal	$65.0	$57.0	$49.0	$42.0	$36.0	$211.0	$460.0	$460.2	$453.2
Weighted average crediting rate	6.49%	6.53%	6.58%	6.65%	6.71%	6.77%
Short-term debt:
Principal	$150.0	$—	$—	$—	$—	$—	$150.0	$150.0	$285.3
Weighted average interest rate	0.29%	—	—	—	—	—	0.29%
Long-term debt:
Principal	$—	$—	$—	$—	$—	$700.0	$700.0	$716.6	$751.3
Weighted average interest rate	—	—	—	—	—	7.67%	7.67%

	Estimated year of maturities/repayments							2009 Fair Value	2008 Fair Value
(in millions, except settlement prices)	2010	2011	2012	2013	2014	There- after	Total
Derivative Financial Instruments
Interest rate swaps:
Pay fixed/receive variable:
Notional value	$699.0	$1,362.4	$930.6	$301.3	$1,099.3	$3,640.8	$8,033.4	$100.8	$(315.3)
Weighted average pay rate	3.75%	3.80%	2.91%	4.08%	2.79%	3.68%	3.51%
Weighted average receive rate[1]	0.30%	0.35%	0.29%	0.30%	0.27%	0.27%	0.29%
Pay variable/receive fixed:
Notional value	$240.7	$1,039.3	$492.1	$613.2	$605.9	$3,434.7	$6,425.9	$33.1	$687.5
Weighted average pay rate[1]	0.30%	0.39%	0.37%	0.27%	0.27%	0.28%	0.30%
Weighted average receive rate	2.99%	3.18%	2.49%	3.68%	2.74%	4.00%	3.57%
Pay variable/receive variable:
Notional value	$—	$—	$—	$—	$—	$—	$—	$—	$(1.1)
Pay fixed/receive fixed:
Notional value	$41.8	$23.5	$11.4	$23.5	$—	$88.9	$189.1	$(30.1)	$(24.0)
Weighted average pay rate	3.91%	6.69%	4.70%	4.65%	—	5.08%	4.95%
Weighted average receive rate	4.84%	5.12%	6.10%	5.85%	—	6.23%	5.73%
Credit default swaps sold:
Notional value	$50.0	$6.0	$3.0	$10.0	$—	$—	$69.0	$(2.1)	$(11.2)
Weighted average receive rate	0.33%	3.55%	6.00%	1.39%	—	—	1.01%
Credit default swaps purchased:
Notional value	$1.5	$0.5	$—	$37.0	$—	$2.0	$41.0	$(0.6)	$1.2
Weighted average pay rate	2.15%	5.00%	—	1.05%	—	2.10%	1.19%
Total return swaps[2]:
Notional value	$641.1	$—	$—	$—	$—	$—	$641.1	$(7.6)	$(14.6)
Embedded derivatives:
Notional value	$—	$—	$—	$—	$—	$—	$—	$(312.4)	$(1,731.7)
Treasury futures:
Short positions:
Contract amount/notional value	$2.2	$—	$—	$—	$—	$—	$2.2	$—	$(0.1)
Weighted average settlement price	$0.10	—	—	—	—	—	$0.10
Long positions:
Contract amount/notional value	$—	$—	$—	$—	$—	$—	$—	$—	$20.2
Weighted average settlement price	—	—	—	—	—	—	—
Equity futures:
Short positions:
Contract amount/notional value	$951.1	$—	$—	$—	$—	$—	$951.1	$(10.4)	$(26.1)
Weighted average settlement price	$1.10	—	—	—	—	—	$1.10
Long positions:
Contract amount/notional value	$44.7	$—	$—	$—	$—	$—	$44.7	$0.2	$—
Weighted average settlement price	$1.10	—	—	—	—	—	$1.10
Option contracts
Long positions:
Contract amount/notional value	$675.1	$485.2	$333.4	$316.8	$241.7	$452.4	$2,504.6	$331.2	$585.5
Weighted average settlement price	$1.10	$1.20	$1.30	$1.30	$1.30	$1.30	$1.20

[1]	Variable rates are generally based on 1, 3 or 6-month U.S. LIBOR and reflect the effective rate as of December 31, 2009.

[2]	Total return swaps are based on the EAFE Index.

Additional information about the characteristics of the financial instruments and assumptions underlying the data presented in the table on the proceeding page are as follows:

Mortgage backed securities and other asset backed securities: The year of maturity is determined based on the terms of the securities and the current rate of prepayment of the underlying pools of mortgages or assets. The Company limits its exposure to prepayments by purchasing less volatile types of MBS and ABS investments.

Corporate bonds and other fixed maturity securities and mortgage loans on real estate: The maturity year is that of the security or loan.

Individual deferred fixed annuities: The maturity year is based on the expected date of policyholder withdrawal, taking into account actual experience, current interest rates and contract terms. Individual deferred fixed annuities are certain individual annuity contracts, which are also subject to surrender charges calculated as a percentage of the deposits made and assessed at declining rates during the first seven years after a deposit is made. Individual deferred fixed annuities included $1.00 billion of participating group annuity contracts in 2009 ($1.16 billion in 2008). As of December 31, 2009, individual deferred fixed annuity general account liabilities totaling $3.96 billion ($3.86 billion in 2008) were in contracts where the crediting rate is reset periodically with portions resetting in each calendar quarter, and $855.6 million that reset annually in 2009 compared to $886.3 million in 2008. Individual fixed annuity policy reserves of $1.52 billion in 2009 ($1.42 billion in 2008) were in contracts that adjust the crediting rate every five years. Individual deferred fixed annuity policy reserves of $530.8 million in 2009 were in contracts that adjust the crediting rate every three years compared to $587.2 million in 2008. The average crediting rate is calculated as the difference between the projected yield of the assets backing the liabilities and a targeted interest spread. However, for certain individual deferred annuities the crediting rate is also adjusted to partially reflect current new money rates.

Group pension deferred fixed annuities: The maturity year is based on the expected date of policyholder withdrawal, taking into account actual experience, current interest rates and contract terms. Included were group annuity contracts representing $11.70 billion and $11.50 billion of general account liabilities as of December 31, 2009 and 2008, respectively, which are generally subject to market value adjustment upon surrender and which also may be subject to surrender charges. Of the total group deferred fixed annuity liabilities, $8.3 million ($7.7 million in 2008) were in contracts where the crediting rate is reset monthly, $10.39 billion ($10.24 billion in 2008) were in contracts where the crediting rate is reset quarterly, $473.9 million ($529.9 million in 2008) were in contracts that adjust the crediting rate on an annual basis with portions resetting in each calendar quarter, and $822.7 million ($723.3 million in 2008) were in contracts where the crediting rate is reset annually on January 1.

Funding agreements backing MTNs: As of December 31, 2009 and 2008, fixed annuity policy reserves of $1.65 billion and $3.22 billion, respectively, relate to funding agreements issued in conjunction with the MTN program where the crediting rate either is fixed for the term of the contract or is variable based on an underlying index.

Immediate annuities: Non-life contingent contracts in payout status where the Company has guaranteed periodic payments, typically monthly, are included. The maturity year is based on the term of the contract.

Short-term debt and long-term debt: The maturity year is the stated maturity date of the obligation.

Derivative financial instruments: The maturity year is based on the terms of the related contract. Interest rate swaps include cross-currency interest rate swaps, which are used to reduce the Company’s existing asset and liability foreign currency exposure. Cross-currency interest rate swaps in place against each foreign currency obligation hedge the Company against adverse currency movements with respect to both period interest payments and principal repayment. Underlying details by currency therefore have been omitted. Variable swap rates and settlement prices reflect rates and prices in effect as of December 31, 2009.

Foreign Currency Risk Management

The Company purchases foreign-denominated fixed rate assets and the associated investment income is exposed to changes in the exchange rates of the foreign currencies. To manage this risk, the Company has entered into pay fixed foreign currency/receive fixed U.S. currency dollar cross-currency swaps. As foreign exchange rates change, the increase or decrease in the cash flows of the derivative instrument will offset the changes in the functional-currency equivalent cash flows of the asset. These cross-currency swaps are designated as hedging instruments in cash flow hedging relationships.

The Company also purchases foreign-denominated fixed rate assets, funded with proceeds from funding agreements under a variable rate MTNs. The value of these investments is exposed to both changes in the exchange rates of the foreign currencies and changes in interest rates. To manage this risk, the Company has entered into pay fixed foreign currency/receive variable U.S. cross-currency interest rate swaps. As foreign exchange rates and interest rates change, the increase or decrease in the value of the derivative instrument will offset the changes in the asset’s value (relative to foreign currency and interest rate changes). These cross-currency interest rate swaps are designated as hedging instruments in fair value hedging relationships.

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

The Company periodically participates in a variable rate foreign denominated MTN program. Under this program, NLIC issues funding agreements to an unconsolidated third party trust to secure notes issued to investors by the trust. As such, the cash flows related to these MTNs are exposed to changes in the exchange rates of the foreign currencies. Because the Company desires to retain the variable interest rate, it has entered into receive variable foreign currency/pay variable U.S. dollar cross-currency basis swaps. The basis swap converts the debt instrument to a U.S. dollar variable rate, thereby eliminating foreign exchange risk. While the receive-side terms of the basis swap will be consistent with the terms of the liability, the Company is not able to match the pay-side terms of the derivative to a specific asset. Therefore, these basis swaps do not receive hedge accounting treatment. The Company also uses currency contracts, primarily futures, to hedge foreign currency denominated investments in certain alternative investments.

Equity Market Risk

Asset fees calculated as a percentage of separate account assets are a significant source of revenue to the Company. As of December 31, 2009, approximately 76% of separate account assets were invested in equity mutual funds (approximately 72% as of December 31, 2008). Gains and losses in the equity markets result in corresponding increases and decreases in the Company’s separate account assets and asset fee revenue. In addition, a decrease in separate account assets may decrease the Company’s expectations of future profit margins due to a decrease in asset fee revenue and/or an increase in guaranteed contract claims, which also may require the Company to accelerate amortization of DAC.

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

In an effort to mitigate this risk, the Company implemented a GMDB economic hedging program for certain new and existing business. Prior to implementation of the GMDB hedging program in 2000, the Company managed this risk primarily by entering into reinsurance arrangements. The GMDB economic hedging program is designed to offset changes in the economic value of the designated GMDB. Currently the program shorts S&P 500 Index futures, which provides an offset to changes in the value of the designated obligation. The futures are not designated as hedges and, therefore, hedge accounting is not applied. The Company’s economic and accounting hedges are not perfectly offset. Therefore, the hedging activity is likely to lead to earnings volatility. As of December 31, 2009 and 2008, the Company’s net amount at risk was $3.75 billion and $8.76 billion before reinsurance, respectively, and $3.13 billion and $7.35 billion net of reinsurance, respectively. As of December 31, 2009 and 2008, the Company’s reserve for GMDB claims was $67.0 million and $193.4 million, respectively, net of reinsurance.

The Company also offers certain variable annuity products with GMAB, GLWB and hybrid GMAB/GLWB riders (collectively referred to as living benefits). A GMAB provides the contractholder with a guaranteed return of premium, adjusted proportionately for withdrawals, after a specified time period (5, 7 or 10 years) selected by the contractholder at the time of issuance of a variable annuity contract. In some cases, the contractholder also has the option, after a specified time, to drop the rider and continue the variable annuity contract without the GMAB. The design of the GMAB rider limits the risk to the Company in a variety of ways including asset allocation requirements, which serve to reduce the Company’s potential exposure to underlying fund performance risks. Specifically, the terms in the GMAB rider limit policyholder asset allocation by either (1) requiring partial allocation of assets to a guaranteed term option (a fixed rate investment option) and excluding certain funds that are highly volatile or difficult to hedge or (2) requiring all assets be allocated to one of the approved asset allocation funds or models defined by the Company.

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

The Company’s living benefit riders represent an embedded derivative in a variable annuity contract that is required to be separated from, and valued apart from, the host variable annuity contract. The embedded derivatives are carried at fair value. Subsequent changes in the fair value of the embedded derivatives are recognized in earnings as a component of net realized investment gains and losses. The fair value of the embedded derivatives is calculated based on a combination of capital market and actuarial assumptions. Projections of cash flows inherent in the valuation of the embedded derivative incorporate numerous assumptions including, but not limited to, expectations of contractholder persistency, contractholder withdrawal patterns, risk neutral market returns, correlations of market returns and market return volatility. As of December 31, 2009 and 2008, the net balance of the embedded derivatives for living benefits was a liability of $265.9 million and $1.70 billion, respectively. The Company does not expect any meaningful level of claims under the living benefit features for several years and believes any such claims would be mitigated by its economic hedging program.

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

Inflation

The rate of inflation did not have a material effect on the revenues or operating results of the Company during 2009, 2008 or 2007.

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

The Company’s management assessed the effectiveness of NLIC’s internal control over financial reporting as of December 31, 2009. In making this assessment, the Company’s management used the criteria set forth in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on those criteria, the Company’s management concluded that NLIC’s internal control over financial reporting was effective as of December 31, 2009.

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

ITEM 14 PRINCIPAL ACCOUNTING FEES AND SERVICES

The table below presents fees for services rendered by KPMG LLP, the Company’s independent registered public accounting firm, for the years ended December 31 for the following: (1) the audits of the audited consolidated financial statements for NFS and its subsidiaries, including consolidated or individual financial statement audits of other NFS subsidiaries, where appropriate, for each of the years ended December 31, 2009 and 2008; (2) the reviews of the consolidated financial statements included in the Quarterly Reports on Form 10-Q for NFS and NLIC filed during each year indicated; and (3) fees billed for other services rendered by KPMG LLP.

	2009	2008
Audit fees	$7,142,845	$7,621,330
Audit related fees[1]	904,970	1,007,000
Tax fees[2]	184,000	197,200

Total fees	$8,231,815	$8,825,530

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

NLIC’s independent public registered accounting firm, KPMG LLP, is not separately engaged by, and does not separately bill, the Company for its services. In 2008, the Company received KPMG’s services pursuant to an engagement letter covering NFS and all of its applicable subsidiaries, inclusive of the Company. Substantially all of these fees represent services performed on behalf of the Company, as it is NFS’ primary operating subsidiary.

None of the above fees fall under the de minimis exception to the pre-approval rules.

The audit committee has adopted the following pre-approval policies and procedures for services provided by the independent registered public accounting firm.

Types of Services and Audit Committee Pre-approval

There are four categories of services the independent registered public accounting firm may provide to the Company and its subsidiaries:

Audit Services

Audit services include activities that directly relate to the issuance of the independent registered public accounting firm’s report on the various legal entities that are audited within the Company and its subsidiaries. Each year, the Company’s independent registered public accounting firm submits to the NMIC audit committee a list of audit reports that will result from the annual audit. An audit fee is estimated and presented to the NMIC audit committee that specifically relates to these deliverables. The NMIC audit committee pre-approves both the services and related fees. The NMIC audit committee may provide such pre-approval at its meeting. Between meetings, as necessary, the chairman of the NMIC audit committee, to whom the NMIC audit committee delegated pre-approval authority, may provide the pre-approval. The chairman will update the full NMIC audit committee at the next NMIC audit committee meeting for any interim approvals that he or she granted. All requests or applications for services that the independent registered public accounting firm provides that are not contemplated by this annual pre-approval process, including requests to increase the budget for an approved service, will be submitted to the office of the Executive Vice President–Finance. The office of the Executive Vice President–Finance will confirm whether or not such services and/or budget is outside the scope of the annual pre-approved services and budget and will submit appropriate requests and applications to the NMIC audit committee for pre-approval. The independent registered public accounting firm may not perform any audit services for the Company or its subsidiaries without the pre-approval of the NMIC audit committee.

Audit-Related Services

Audit related services include those activities that the independent registered public accounting firm performs that are indirectly related to the Company’s financial statement audits but are not required to enable the independent registered public accounting firm to form its opinion on those financial statements. Each year, the Company’s independent registered public accounting firm submits to the NMIC audit committee a list of audit-related reports, for example, Statement on Auditing Standards No. 70, Service Organizations, reports, that management has requested. The independent registered public accounting firm estimates a fee related to these deliverables and presents the estimated fee to the NMIC audit committee. The NMIC audit committee pre-approves both the services and related fees. The NMIC audit committee may provide such specific pre-approval at its meeting. Between meetings, as necessary, the chairman of the NMIC audit committee, to whom the NMIC audit committee delegated pre-approval authority, may provide the pre-approval. The chairman will update the full NMIC audit committee at its next meeting of any interim approvals that he or she granted. All requests or applications for services that the independent registered public accounting firm provides that are not contemplated by this annual pre-approval process, including requests to increase the budget for an approved service, will be submitted to the office of the Executive Vice President–Finance. The office of the Executive Vice President–Finance will confirm whether or not such services and/or budget is outside the scope of the annual pre-approved services and budget and will submit appropriate requests and applications to the NMIC audit committee for pre-approval. The independent registered public accounting firm may not perform any audit related services for the Company or its subsidiaries without the pre-approval of the NMIC audit committee.

Tax Services

Each year, the Company’s independent registered public accounting firm submits to the NMIC audit committee a list of tax services, for example, Internal Revenue Service examination assistance, that management has requested, if any. A fee related to these deliverables is estimated and presented to the NMIC audit committee. The NMIC audit committee pre-approves both the services and related fees. The NMIC audit committee may provide such specific pre-approval at its meeting. Between meetings, as necessary, the chairman of the NMIC audit committee, to whom the NMIC audit committee delegated pre-approval authority, may provide the pre-approval. The chairman will update the full NMIC audit committee at its next meeting of any interim approvals he or she granted. All requests or applications for services that the independent registered public accounting firm provides that are not contemplated by this annual pre-approval process, including requests to increase the budget for an approved service, will be submitted to the office of the Executive Vice President–Finance. The office of the Executive Vice President–Finance will confirm whether or not such services and/or budget is outside the scope of the annual pre-approved services and budget and will submit appropriate requests and applications to the NMIC audit committee for pre-approval. The independent registered public accounting firm may not perform any tax work for the Company or its subsidiaries without the pre-approval of the NMIC audit committee.

Non-Audit Services

Each year, the Company’s independent registered public accounting firm will submit to the NMIC audit committee a list of non-audit services and reports, for example, an internal control letter not required by a regulatory body, that management has requested, if any. The independent registered public accounting firm must estimate the fee related to these deliverables and present the estimate to the NMIC audit committee. The NMIC audit committee pre-approves both the services and related fees. The NMIC audit committee may provide such specific pre-approval at its meeting or, between meetings, as necessary, the chairman of the NMIC audit committee, to whom the NMIC audit committee delegated pre-approval authority, may provide such pre-approval. The chairman will update the full NMIC audit committee at its next meeting of any interim approvals that he or she granted. All requests or applications for services that the independent registered public accounting firm provides that are not contemplated by this annual pre-approval process, including requests to increase the budget for an approved service, will be submitted to the office of the Executive Vice President–Finance. The office of the Executive Vice President–Finance will confirm whether or not such services and/or budget is outside the scope of the annual pre-approved services and budget and will submit appropriate requests and applications to the NMIC audit committee for pre-approval. The independent registered public accounting firm may not perform any non-audit services for the Company or its subsidiaries without the pre-approval of the NMIC audit committee.

The following is a list of services the independent registered public accounting firm may not provide to the Company:

•	bookkeeping or other services related to the Company’s accounting records or financial statements or that of its subsidiaries;

•	financial information systems design and implementation;

•	appraisal or valuation services, fairness opinions or contribution-in-kind reports;

•	actuarial services;

•	internal audit outsourcing services;

•	management functions or human resources;

•	broker or dealer, investment advisor or investment banking services;

•	legal services and expert services unrelated to the audit; and

•	any other service that the Public Company Accounting Oversight Board determines, by regulation, is not permissible.

The services that the independent registered public accounting firm provides as a sub-contractor to any of the Company’s vendors, for example, to any of the Company’s attorneys or consultants, or to a vendor of any of its subsidiaries, are subject to this policy and pre-approval process.

Monitoring and Reporting

For 2009, the NMIC audit committee periodically monitored the services rendered by and actual fees paid to the independent registered public accounting firm to ensure that such services were within the parameters it pre-approved. The Executive Vice President–Finance tracked all fees paid to the independent registered public accounting firm for all services.

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

Our management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2009. In making this assessment, our management used the criteria set forth in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on those criteria, our management concluded that the Company’s internal control over financial reporting was effective as of December 31, 2009.

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

/s/ Kirt A. Walker
Name:	Kirt A. Walker
Title:	President and Chief Operating Officer

March 1, 2010

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholder

Nationwide Life Insurance Company:

We have audited the accompanying consolidated balance sheets of Nationwide Life Insurance Company and subsidiaries (the Company) as of December 31, 2009 and 2008, and the related consolidated statements of income (loss), changes in equity and cash flows for each of the years in the three-year period ended December 31, 2009. In connection with our audits of the consolidated financial statements, we also have audited the financial statement schedules as listed in the accompanying index. These consolidated financial statements and financial statement schedules are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedules based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Nationwide Life Insurance Company and subsidiaries as of December 31, 2009 and 2008, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2009, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the related financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

As discussed in Note 2 to the consolidated financial statements, the Company changed its method of evaluating other-than-temporary impairments of debt securities due to the adoption of new accounting requirements issued by the FASB, as of January 1, 2009.

/s/ KPMG LLP
Columbus, Ohio
March 1, 2010

NATIONWIDE LIFE INSURANCE COMPANY AND SUBSIDIARIES

(a wholly-owned subsidiary of Nationwide Financial Services, Inc.)

Consolidated Statements of Income (Loss)

(in millions)

	Years ended December 31,
	2009	2008	2007
Revenues:
Policy charges	$1,245.1	$1,340.5	$1,383.9
Premiums	469.7	394.1	407.0
Net investment income	1,879.1	1,864.7	2,192.2
Net realized investment gains (losses)	453.8	(347.8)	(47.2)
Other-than-temporary impairment losses (consisting of $992.1 of total other-than-temporary impairment losses, net of $417.5 recognized in other comprehensive income, for the year ended December 31, 2009)	(574.6)	(1,130.7)	(117.7)
Other income	(3.9)	(4.2)	8.9

Total revenues	3,469.2	2,116.6	3,827.1

Benefits and expenses:
Interest credited to policyholder accounts	1,100.1	1,172.6	1,311.0
Benefits and claims	812.1	856.1	672.5
Policyholder dividends	87.0	93.1	83.1
Amortization of deferred policy acquisition costs	465.6	691.6	382.1
Amortization of value of business acquired and other intangible assets	62.8	30.9	48.5
Interest expense, primarily with Nationwide Financial Services, Inc. (NFS)	55.3	61.8	70.0
Other operating expenses	579.8	631.6	630.8

Total benefits and expenses	3,162.7	3,537.7	3,198.0

Income (loss) from continuing operations before federal income tax expense (benefit)	306.5	(1,421.1)	629.1
Federal income tax expense (benefit)	47.9	(533.8)	147.3

Income (loss) from continuing operations	258.6	(887.3)	481.8
Cumulative effect of adoption of accounting principle, net of taxes	—	—	(6.0)

Net income (loss)	258.6	(887.3)	475.8
Less: Net loss attributable to noncontrolling interest	52.3	72.3	50.9

Net income (loss) attributable to NLIC	$310.9	$(815.0)	$526.7

See accompanying notes to consolidated financial statements.

NATIONWIDE LIFE INSURANCE COMPANY AND SUBSIDIARIES

(a wholly-owned subsidiary of Nationwide Financial Services, Inc.)

Consolidated Balance Sheets

(in millions, except for share and per share amounts)

	December 31,
	2009	2008
Assets
Investments:
Securities available-for-sale, at fair value:
Fixed maturity securities (amortized cost $25,103.1 and $24,122.6)	$24,749.7	$21,387.5
Equity securities (amortized cost $48.8 and $62.2)	52.6	54.1
Mortgage loans on real estate, net	6,829.0	7,770.1
Short-term investments, including amounts managed by a related party	1,003.4	2,913.0
Other investments	1,516.8	1,733.2

Total investments	34,151.5	33,857.9

Cash and cash equivalents	49.1	42.0
Accrued investment income	401.9	342.9
Deferred policy acquisition costs	3,983.1	4,523.8
Value of business acquired	276.9	334.0
Goodwill	199.8	199.8
Other assets	2,085.2	3,662.2
Separate account assets	57,846.2	48,841.0

Total assets	$98,993.7	$91,803.6

Liabilities and Shareholder’s Equity
Liabilities:
Future policy benefits and claims	$33,149.4	$35,714.5
Short-term debt	150.0	249.7
Long-term debt, payable to NFS	700.0	700.0
Other liabilities	1,826.4	2,589.6
Separate account liabilities	57,846.2	48,841.0

Total liabilities	93,672.0	88,094.8

Shareholder’s equity:
Common stock ($1 par value; authorized - 5,000,000 shares; issued and outstanding - 3,814,779 shares)	3.8	3.8
Additional paid-in capital	1,717.7	1,697.7
Retained earnings	3,515.2	2,952.6
Accumulated other comprehensive loss	(265.6)	(1,361.3)

Total shareholder’s equity	4,971.1	3,292.8
Noncontrolling interest	350.6	416.0

Total equity	5,321.7	3,708.8

Total liabilities and equity	$98,993.7	$91,803.6

See accompanying notes to consolidated financial statements.

NATIONWIDE LIFE INSURANCE COMPANY AND SUBSIDIARIES

(a wholly-owned subsidiary of Nationwide Financial Services, Inc.)

Condensed Consolidated Statements of Changes in Equity

(in millions)

	Common stock	Additional paid-in capital	Retained earnings	Accumulated other comprehensive income (loss)	Total shareholder’s equity	Non- controlling interest	Total equity
Balance as of December 31, 2006	$3.8	$1,358.8	$4,311.3	$24.6	$5,698.5	$445.5	$6,144.0

Dividends to NFS	—	—	(612.5)	—	(612.5)	—	(612.5)
Member contributions to noncontrolling interest	—	—	—	—	—	70.7	70.7
Other, net	—	—	2.6	—	2.6	0.4	3.0

Comprehensive income (loss):
Net income (loss)	—	—	526.7	—	526.7	(50.9)	475.8
Other comprehensive loss, net of taxes	—	—	—	(111.7)	(111.7)	—	(111.7)

Total comprehensive income (loss)					415.0	(50.9)	364.1

Balance as of December 31, 2007	$3.8	$1,358.8	$4,228.1	$(87.1)	$5,503.6	$465.7	$5,969.3

Dividends to NFS	—	—	(460.5)	—	(460.5)	—	(460.5)
Capital contributed by NFS	—	338.9	—	—	338.9	—	338.9
Member contributions to noncontrolling interest	—	—	—	—	—	23.0	23.0
Other, net	—	—	—	—	—	(0.4)	(0.4)

Comprehensive loss:
Net loss	—	—	(815.0)	—	(815.0)	(72.3)	(887.3)
Other comprehensive loss, net of taxes	—	—	—	(1,274.2)	(1,274.2)	—	(1,274.2)

Total comprehensive loss					(2,089.2)	(72.3)	(2,161.5)

Balance as of December 31, 2008	$3.8	$1,697.7	$2,952.6	$(1,361.3)	$3,292.8	$416.0	$3,708.8

Cumulative effect of change in accounting principle, net of taxes	—	—	249.7	(249.7)	—	—	—
Capital contributed by NFS	—	20.0	—	—	20.0	—	20.0
Other, net	—	—	2.0	—	2.0	(13.1)	(11.1)

Comprehensive income (loss):
Net income (loss)	—	—	310.9	—	310.9	(52.3)	258.6
Other comprehensive income, net of taxes	—	—	—	1,345.4	1,345.4	—	1,345.4

Total comprehensive income (loss)					1,656.3	(52.3)	1,604.0

Balance as of December 31, 2009	$3.8	$1,717.7	$3,515.2	$(265.6)	$4,971.1	$350.6	$5,321.7

See accompanying notes to consolidated financial statements.

NATIONWIDE LIFE INSURANCE COMPANY AND SUBSIDIARIES

(a wholly-owned subsidiary of Nationwide Financial Services, Inc.)

Consolidated Statements of Cash Flows

(in millions)

	Years ended December 31,
	2009	2008	2007
Cash flows from operating activities:
Net income (loss)	$258.6	$(887.3)	$475.8
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Net realized investment (gains) losses	(453.8)	347.8	47.2
Other-than-temporary impairment losses	574.6	1,130.7	117.7
Interest credited to policyholder accounts	1,100.1	1,172.6	1,311.0
Capitalization of deferred policy acquisition costs	(513.0)	(587.6)	(631.3)
Amortization of deferred policy acquisition costs	465.6	691.6	382.1
Amortization and depreciation	51.1	48.1	81.7
Decrease (increase) in other assets	291.6	(727.2)	552.7
(Decrease) increase in policy and other liabilities	(1,859.9)	583.0	(50.6)
Decrease (increase) in derivative assets	582.3	(1,030.7)	(146.9)
Increase in derivative liabilities	57.0	153.9	96.4
Other, net	57.4	51.0	10.0

Net cash provided by operating activities	611.6	945.9	2,245.8

Cash flows from investing activities:
Proceeds from maturity of securities available-for-sale	3,889.2	4,271.5	4,582.7
Proceeds from sale of securities available-for-sale	4,210.5	4,308.8	4,977.9
Proceeds from repayments or sales of mortgage loans on real estate	773.1	869.1	2,653.7
Cost of securities available-for-sale acquired	(9,205.7)	(7,255.5)	(8,400.2)
Cost of mortgage loans on real estate originated or acquired	(35.7)	(371.8)	(1,944.0)
Net decrease (increase) in short-term investments	1,909.6	(1,856.8)	831.5
Collateral (paid) received, net	(868.6)	592.2	(207.3)
Other, net	207.7	15.3	(156.2)

Net cash provided by investing activities	880.1	572.8	2,338.1

Cash flows from financing activities:
Net (decrease) increase in short-term debt	(99.7)	(35.6)	210.1
Capital contributed by NFS	20.0	—	—
Cash dividends paid to NFS	—	(280.7)	(612.5)
Investment and universal life insurance product deposits and other additions	3,877.1	3,862.3	3,913.8
Investment and universal life insurance product withdrawals and other deductions	(5,301.4)	(5,305.9)	(8,101.8)
Other, net	19.4	281.9	0.3

Net cash used in financing activities	(1,484.6)	(1,478.0)	(4,590.1)

Net increase (decrease) in cash and cash equivalents	7.1	40.7	(6.2)
Cash and cash equivalents, beginning of period	42.0	1.3	7.5

Cash and cash equivalents, end of period	$49.1	$42.0	$1.3

See accompanying notes to consolidated financial statements.

NATIONWIDE LIFE INSURANCE COMPANY AND SUBSIDIARIES

(a wholly-owned subsidiary of Nationwide Financial Services, Inc.)

Notes to Consolidated Financial Statements

December 31, 2009, 2008 and 2007

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

Wholly-owned subsidiaries of NLIC as of December 31, 2009 include Nationwide Life and Annuity Insurance Company (NLAIC) and Nationwide Investment Services Corporation (NISC). NLAIC offers universal life insurance, variable universal life insurance, corporate-owned life insurance (COLI) and individual annuity contracts on a non-participating basis. NISC is a registered broker-dealer.

The Company is a leading provider of long-term savings and retirement products in the United States of America (U.S.). The Company develops and sells a diverse range of products including individual annuities, private and public sector group retirement plans, other investment products sold to institutions, life insurance and advisory services.

The Company sells its products through a diverse distribution network. Unaffiliated entities that sell the Company’s products to their own customer bases include independent broker-dealers, financial institutions, wirehouse and regional firms, pension plan administrators, and life insurance specialists. Representatives of affiliates who market products directly to a customer base include Nationwide Retirement Solutions, Inc. (NRS), and Nationwide Financial Network (NFN) producers. The Company also distributes products through the agency distribution force of its ultimate parent company, NMIC.

As of December 31, 2009 and 2008, the Company did not have a significant concentration of financial instruments in a single investee, industry or geographic region of the U.S. Also, the Company did not have a concentration of business transactions with a particular customer, lender, distribution source, market or geographic region of the U.S. in which business is conducted that makes it overly vulnerable to a single event which could cause a severe impact to the Company’s financial position.

On December 31, 2009, NLIC merged with its affiliate, Nationwide Life Insurance Company of America and subsidiaries (NLICA), with NLIC as the surviving entity. In addition, NLIC’s subsidiary, Nationwide Life and Annuity Insurance Company (NLAIC), merged with a subsidiary of NLICA, Nationwide Life and Annuity Company of America (NLACA), effective as of December 31, 2009, with NLAIC as the surviving entity. The mergers were completed to streamline the enterprise’s capital structure and create operational efficiencies. See Note 2 (p) for further information.

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

NATIONWIDE LIFE INSURANCE COMPANY AND SUBSIDIARIES

(a wholly-owned subsidiary of Nationwide Financial Services, Inc.)

Notes to Consolidated Financial Statements, Continued

December 31, 2009, 2008 and 2007

The Company’s most critical estimates include those used to determine the following: the balance, recoverability and amortization of deferred policy acquisition costs (DAC); whether an available-for-sale security is other-than-temporarily impaired, valuation allowances for mortgage loans on real estate; valuation of derivatives; the liability for future policy benefits and claims, including the valuation of embedded derivatives resulting from living benefit contracts; and the federal income tax provision. Although some variability is inherent in these estimates, recorded amounts reflect management’s best estimates based on facts and circumstances as of the balance sheet date. Management believes the amounts provided are appropriate.

Certain items in the 2008 and 2007 consolidated financial statements and related notes have been reclassified to conform to the current presentation.

(a) Consolidation Policy

The consolidated financial statements include the accounts of NLIC and companies in which NLIC directly or indirectly has a controlling financial interest. All significant intercompany balances and transactions were eliminated in consolidation.

(b) Subsequent events

The Company evaluated subsequent events through the date the consolidated financial statements were filed with the SEC.

(c) Valuation of Investments, Investment Income, Related Gains and Losses and Other-Than-Temporary Impairment Evaluations

The Company is required to classify its fixed maturity securities and marketable equity securities as held-to-maturity, available-for-sale or trading. All fixed maturity and marketable equity securities are classified as available-for-sale. Available-for-sale securities are stated at fair value, with unrealized gains and losses, net of adjustments to DAC, value of business acquired (VOBA), future policy benefits and claims, policyholder dividend obligation and deferred federal income taxes reported as a separate component of accumulated other comprehensive income (loss) (AOCI) in shareholder’s equity. The adjustment to DAC and VOBA represents the changes in amortization of DAC and VOBA that would have been required as a charge or credit to operations had such unrealized amounts been realized and allocated to the product lines. The adjustment to future policy benefits and claims represents the increase in policy reserves from using a discount rate that would have been required had such unrealized amounts been realized and the proceeds reinvested at then current market interest rates, which were lower than the then current effective portfolio rate. Net realized gains and losses on the sale of investments are determined using the specific identification method.

For fixed maturity and marketable equity securities for which market quotations are available, the Company generally uses independent pricing services to assist in determining the fair value measurement. For certain fixed maturity securities not priced by independent services (generally investment grade private placement securities without quoted market prices), an internally developed pricing model or “corporate pricing matrix” is most often used. The corporate pricing matrix is developed by obtaining private spreads versus the U.S. Treasury yield for corporate securities with varying weighted average lives and bond ratings. The weighted average life and bond rating of a particular fixed maturity security to be priced using the corporate matrix are important inputs into the model and are used to determine a corresponding spread that is added to the U.S. Treasury yield to create an estimated market yield for that bond. The estimated market yield and other relevant factors are then used to estimate the fair value of the particular fixed maturity security. See Note 4 for further information regarding these alternative pricing processes.

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

December 31, 2009, 2008 and 2007

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

Prior to 2009, an other-than-temporary impairment charge was taken when the Company did not have the ability and intent to hold the security until the forecasted recovery or if it was probable that the Company would not recover all contractual amounts when due. Many criteria were considered during this process including, but not limited to, specific credit issues and financial prospects related to the issuer, the quality of the underlying collateral, management’s intent and ability to hold the security until recovery, current economic conditions that could affect the creditworthiness of the issuer in the future, the current fair value as compared to the amortized cost of the security, the extent and duration of the unrealized loss, and the rating of the affected security. Other-than-temporary impairment losses result in a permanent reduction to the cost basis of the underlying investment equal to the difference between the estimated fair value of the security and its amortized cost.

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

In addition to the valuation allowance on loan-specific reserves, the Company maintains an allowance not yet specifically identified by loan for probable losses inherent in the loan portfolio as of the balance sheet date. The valuation allowance for mortgage loans on real estate reflects management’s best estimate of probable credit losses, including losses incurred at the balance sheet date but not yet identified by specific loan. Management’s periodic evaluation of the adequacy of the allowance for losses is based on past loan loss experience, known and inherent risks in the portfolio, adverse situations that may affect the borrower’s ability to repay, the estimated value of the underlying collateral, composition of the loan portfolio, current economic conditions and other relevant factors.

Changes in the valuation allowance are recorded in net realized investment gains and losses, while loan-specific reserves are included in other-than-temporary impairment losses. Loans in default or in the process of foreclosure are placed on non-accrual status. Interest received on non-accrual status mortgage loans on real estate is included in net investment income in the period received. Interest income on mortgage loans is recognized over the life of the loan using the effective-yield method.

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

December 31, 2009, 2008 and 2007

Impairment losses are recorded on investments in long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets’ carrying amounts.

Impairment losses for other-than-temporary declines in the fair values of applicable investments are included in other-than-temporary impairment losses in the consolidated statements of income (loss).

(d) Derivative Instruments

The Company uses derivative instruments in efforts to manage exposures and mitigate risks associated with interest rates, equities, foreign currency and credit. These derivative instruments primarily include interest rate swaps, futures contracts, credit default swaps, cross-currency swaps and other traditional swap agreements. Certain features embedded in the Company’s investment portfolio, equity-indexed life and annuity contracts and certain variable life and annuity contracts are derivatives requiring separate accounting under the provisions of FASB ASC 815-15 Embedded Derivatives. All derivative instruments are carried at fair value and are reflected as an asset or liability. See Note 5 for a discussion on the Company’s use of derivative instruments.

(e) Revenues and Benefits

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

(f) Cash and Cash Equivalents

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

December 31, 2009, 2008 and 2007

(g) Deferred Policy Acquisition Costs

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

For investment and universal life insurance products, the Company amortizes DAC with interest over the lives of the policies in relation to the present value of estimated gross profits from projected interest margins, asset fees, cost of insurance charges, administrative fees, surrender charges, and net realized investment gains and losses less policy benefits and policy maintenance expenses. The Company adjusts the DAC asset related to investment and universal life insurance products to reflect the impact of unrealized gains and losses on fixed maturity securities available-for-sale, as described in Note 2(c).

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

NATIONWIDE LIFE INSURANCE COMPANY AND SUBSIDIARIES

(a wholly-owned subsidiary of Nationwide Financial Services, Inc.)

Notes to Consolidated Financial Statements, Continued

December 31, 2009, 2008 and 2007

See Note 7 for a discussion of assumption changes that impacted DAC amortization and related balances for 2007, 2008 and 2009.

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

(h) Value of Business Acquired

As a result of the acquisition of NFN in 2002 and the application of purchase accounting, the Company reports an intangible asset representing the estimated fair value of the business in force and the portion of the purchase price that was allocated to the value of the right to receive future cash flows from the life insurance and annuity contracts existing as of the closing date of the NFN acquisition. The value assigned to VOBA was supported by an independent valuation study commissioned by the Company and executed by a team of qualified valuation experts, including actuarial consultants. The expected future cash flows used in determining such value were based on actuarially determined projections by major lines of business of future policy and contract charges, premiums, mortality and morbidity, separate account performance, surrenders, changes in reserves, operating expenses, investment income and other factors. These projections considered all known or expected factors at the valuation date based on the judgment of management. The actual experience on purchased business, to some extent, has and may continue to vary from projections due to differences in renewal premiums, investment spreads, investment gains and losses, mortality and morbidity costs, or other factors.

Amortization of VOBA occurs with interest over the anticipated lives of the major lines of business to which it relates (initially ranging from 13 to 30 years) in relation to estimated gross profits, gross margins or premiums, as appropriate. If estimated gross profits, gross margins or premiums differ from expectations, the amortization of VOBA is adjusted on a retrospective or prospective basis, as appropriate. The VOBA asset related to investment products and universal life insurance products is adjusted annually for the impact of net unrealized gains and losses on securities available-for-sale had such gains and losses been realized and allocated to the product lines, as described in Note 2(c). The recoverability of VOBA is evaluated annually. If the evaluation indicates that the existing insurance liabilities, together with the present value of future net cash flows from the blocks of business acquired, is insufficient to recover VOBA, the difference, if any, is charged to expense as accelerated amortization of VOBA.

For those products amortized in relation to estimated gross profits, the most significant assumptions involved in the estimation of future gross profits include future net separate account performance, surrender/lapse rates, interest margins and mortality. The Company’s long-term assumption for net separate account performance is currently 7%. If actual net separate account performance varies from the 7% assumption, the Company assumes different performance levels over the next three years such that the mean return equals the long-term assumption. The assumed net separate account return assumptions used in the VOBA models are intended to reflect what is anticipated. However, based on historical returns of the S&P 500 Index, the Company’s reversion to the mean process generally limits returns to 0-15% during the three-year reversion period.

Changes in assumptions can have a significant impact on the amount of VOBA reported for all products and their related amortization patterns. In the event actual experience differs from assumptions or assumptions are revised, the Company is required to record an increase or decrease in VOBA amortization expense (VOBA unlocking), which could be significant. In general, increases in the estimated long-term general and separate account returns result in increased expected future profitability and may lower the rate of VOBA amortization, while increases in long-term lapse/surrender and mortality assumptions reduce the expected future profitability of the underlying business and may increase the rate of VOBA amortization.

NATIONWIDE LIFE INSURANCE COMPANY AND SUBSIDIARIES

(a wholly-owned subsidiary of Nationwide Financial Services, Inc.)

Notes to Consolidated Financial Statements, Continued

December 31, 2009, 2008 and 2007

The use of discount rates was necessary to establish fair values of VOBA acquired in the NFN transaction. In selecting the appropriate discount rates, management considered its weighted average cost of capital as well as the weighted average cost of capital required by market participants. In addition, consideration was given to the perceived risk of the assets acquired, which includes the expected growth and competitive profile of the life insurance market and the nature of the assumptions used in the valuation process. An after-tax discount rate of 11.0% was used to value VOBA, while after-tax discount rates ranging from 11.0% to 12.5% were used to value the other intangible assets acquired in the NFN transaction, as well as for net realized gains and losses, net of taxes, allocated to the closed block.

(i) Goodwill

In connection with acquisitions of operating entities, the Company recognizes the excess of the purchase price over the fair value of net assets acquired as goodwill. Goodwill is not amortized, but is evaluated for impairment at the reporting unit level annually in the third quarter. Goodwill of a reporting unit also is tested for impairment on an interim basis in addition to the annual evaluation if an event occurs or circumstances change which would more likely than not reduce the fair value of a reporting unit below its carrying amount.

The process of evaluating goodwill for impairment requires several judgments and assumptions to be made to determine the fair value of the reporting units, including the method used to determine fair value; discount rates; expected levels of cash flows, revenues and earnings; and the selection of comparable companies used to develop market-based assumptions. The Company performed its annual impairment test as of June 30, 2009.

(j) Closed Block

In connection with the sponsored demutualization of Provident Mutual Life Insurance Company (Provident) prior to its acquisition, Provident established a closed block for the benefit of certain classes of individual participating policies that had a dividend scale payable in 2001. Assets were allocated to the closed block in an amount that produces cash flows which, together with anticipated revenues from closed block business, is reasonably expected to be sufficient to provide for (1) payment of policy benefits, specified expenses and taxes, and (2) the continuation of dividends throughout the life of the Provident policies included in the closed block based upon the dividend scales payable for 2001, if the experience underlying such dividend scales continues.

Assets allocated to the closed block benefit only the holders of the policies included in the closed block and will not revert to the benefit of the Company. No reallocation, transfer, borrowing or lending of assets can be made between the closed block and other portions of the Company’s general account, any of its separate accounts, or any affiliate of the Company without the approval of the Pennsylvania Insurance Department (PID). The closed block will remain in effect as long as any policy in the closed block is in force.

If, over time, the aggregate performance of the closed block assets and policies is better than was assumed in funding the closed block, dividends to policyholders will increase. If, over time, the aggregate performance of the closed block assets and policies is less favorable than was assumed in the funding, dividends to policyholders could be reduced. If the closed block has insufficient funds to make guaranteed policy benefit payments, such payments will be made from the Company’s assets outside of the closed block, which are general account assets.

The assets and liabilities allocated to the closed block are recorded in the Company’s consolidated financial statements on the same basis as other similar assets and liabilities. The carrying amount of closed block liabilities in excess of the carrying amount of closed block assets at the date Provident was acquired by the Company represents the maximum future earnings from the assets and liabilities designated to the closed block that can be recognized in income, for the benefit of stockholders, over the period the policies in the closed block remain in force.

NATIONWIDE LIFE INSURANCE COMPANY AND SUBSIDIARIES

(a wholly-owned subsidiary of Nationwide Financial Services, Inc.)

Notes to Consolidated Financial Statements, Continued

December 31, 2009, 2008 and 2007

If actual cumulative earnings exceed expected cumulative earnings, the expected earnings are recognized in income. This is because the excess cumulative earnings over expected cumulative earnings, which represents undistributed accumulated earnings attributable to policyholders, is recorded as a policyholder dividend obligation. Therefore, the excess will be paid to closed block policyholders as an additional policyholder dividend expense in the future unless it is otherwise offset by future performance of the closed block that is less favorable than originally expected. If actual cumulative performance is less favorable than expected, actual earnings will be recognized in income.

The principal cash flow items that affect the amount of closed block assets and liabilities are premiums, net investment income, purchases and sales of investments, policyholder benefits, policyholder dividends, premium taxes and income taxes. The principal income and expense items excluded from the closed block are management and maintenance expenses, commissions, net investment income, and realized gains and losses on investments held outside of the closed block that support the closed block business, all of which enter into the determination of total gross margins of closed block policies for the purpose of the amortization of VOBA.

(k) Separate Accounts

Separate account assets and liabilities represent contractholders’ funds that have been legally segregated into accounts with specific investment objectives. Separate account assets are recorded at fair value and the Company primarily uses net asset value (NAV) to estimate the underlying fair value for certain mutual funds that do not have readily determinable fair values. The Company also uses market quotations to determine the underlying fair value of mutual funds when available. Investment income and realized investment gains or losses of these accounts accrue directly to the contractholders. The activity of the separate accounts is not reflected in the consolidated statements of income (loss) except for (1) the fees the Company receives, which are assessed on a daily or monthly basis and recognized as revenue when assessed and earned, and (2) the activity related to contract guarantees, which are riders to existing variable annuity contracts.

(l) Future Policy Benefits and Claims

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

The Company’s liability for funding agreements to an unrelated third party trust related to the medium-term note (MTN) program equals the balance that accrues to the benefit of the contractholder, including interest credited. The funding agreements constitute insurance obligations and are considered annuity contracts under Ohio insurance laws.

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

(m) Participating Business

Participating business, which refers to policies that participate in profits through policyholder dividends, represented approximately 4% of the Company’s life insurance in force in 2009 (5% in 2008 and 6% in 2007), 51% of the number of life insurance policies in force in 2009 (54% in 2008 and 56% in 2007) and 12% of life insurance statutory premiums in 2009 (12% in 2008 and 12% in 2007). The provision for policyholder dividends was based on the current dividend scales and has been included in future policy benefits and claims in the consolidated balance sheets.

NATIONWIDE LIFE INSURANCE COMPANY AND SUBSIDIARIES

(a wholly-owned subsidiary of Nationwide Financial Services, Inc.)

Notes to Consolidated Financial Statements, Continued

December 31, 2009, 2008 and 2007

(n) Federal Income Taxes

The Company provides for federal income taxes based on amounts the Company believes it ultimately will owe. Inherent in the provision for federal income taxes are estimates regarding the deductibility of certain items and the realization of certain tax credits. In the event the ultimate deductibility of certain items or the realization of certain tax credits differs from estimates, the Company may be required to significantly change the provision for federal income taxes recorded in the consolidated financial statements. Any such change could significantly affect the amounts reported in the consolidated statements of income (loss).

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

(o) Reinsurance Ceded

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

(p) NLICA Merger

On December 31, 2009, NLIC merged with its affiliate, NLICA, with NLIC as the surviving entity. In addition, NLIC’s subsidiary, NLAIC, merged with a subsidiary of NLICA, NLACA, effective as of December 31, 2009, with NLAIC as the surviving entity. The merger was accounted for at historical cost in a manner similar to a pooling of interests because the involved entities are under common control. NLICA and subsidiaries are reflected in the Company’s current and prior year consolidated financial statements at the historical cost of the transferred net assets to provide comparative information as though the companies were combined for all periods presented. This presentation is consistent for both GAAP and Statutory reporting. Since NLICA and NLACA are wholly-owned subsidiaries, there is no noncontrolling interest impact.

The Company has presented its consolidated financial statements and accompanying notes as applicable for all years presented to reflect the NLICA merger.

The following tables summarize the impact of the items described above for the years ended December 31 (in millions):

2009

Total revenues	$375.5
Total benefits and expenses	357.3
Federal income tax benefit	(4.9)
Net income	$23.1

2008

Total revenues	$411.0
Total benefits and expenses	395.7
Federal income tax expense	0.5
Net income	$14.8

2007
Total revenues	$510.0
Total benefits and expenses	412.7
Federal income tax expense	(18.8)
Net income	$78.5

(q) Change in Accounting Principle

In April 2009, the FASB issued guidance under FASB ASC 320, Investments – Debt and Equity Securities (FASB Staff Position (FSP), FAS 115-2 and FAS 124-2, Recognition and Presentation of Other-Than-Temporary Impairments). The Company adopted this guidance as of January 1, 2009. The adoption of this guidance resulted in a cumulative-effect adjustment of $249.7 million, net of taxes, as an adjustment to the opening balance of retained earnings with a corresponding adjustment to the opening balance of AOCI.

Historically, the Company accrued for legal costs associated with litigation defense and regulatory investigations by estimating the ultimate costs of such activity. Beginning April 1, 2007, the Company’s accrual for such legal expenses includes only the amount for services that have been provided but not yet paid. The Company believes the newly adopted accounting principle is preferable because it more accurately reflects expenses in the periods in which they are incurred. The Company continues to estimate and accrue the ultimate amounts expected to be paid for litigation and regulatory investigation loss contingencies. The Company has presented its consolidated financial statements and accompanying notes as applicable for all periods presented to retroactively apply the adoption of this change in accounting principle, which lowered net income by $1.9 million in 2007.

NATIONWIDE LIFE INSURANCE COMPANY AND SUBSIDIARIES

(a wholly-owned subsidiary of Nationwide Financial Services, Inc.)

Notes to Consolidated Financial Statements, Continued

December 31, 2009, 2008 and 2007

(3)	Recently Issued Accounting Standards

In January 2010, the FASB issued Accounting Standards Update (ASU) 2010-02, which amends FASB ASC 810, Consolidation. This guidance clarifies the scope of the decrease in the ownership provisions and applies to a subsidiary or group of assets that is a business or nonprofit activity, a subsidiary that is a business or nonprofit activity that is transferred to an equity method investee or joint venture, and an exchange of a group of assets that constitutes a business or nonprofit activity for a noncontrolling interest in an entity. This guidance would not be applied to sales of in-substance real estate. If a decrease in ownership occurs in a subsidiary that is not a business or nonprofit activity, an entity first needs to consider whether the substance of the transaction causing the decrease in ownership is addressed in other GAAP, such as transfers of financial assets, revenue recognition, exchanges of nonmonetary assets, or sales of in substance real estate, and apply that guidance as applicable. If no other guidance exists, an entity should apply the guidance in FASB ASC 810-10. This guidance also expands the disclosures about the deconsolidation of a subsidiary or derecognition of a group of assets within the scope of FASB ASC 810-10. In addition to existing disclosures, this guidance requires for such a deconsolidation or derecognition additional disclosures regarding valuation techniques, the nature of continuing involvement with the subsidiary or entity acquiring the group of assets, and whether the transaction was with a related party or whether the former subsidiary or entity acquiring the group of assets will be a related party. The Company adopted this guidance effective December 31, 2009. The adoption of this guidance did not have a material impact on the consolidated financial statements of the Company. The guidance will be applied to prospective transactions, as is required.

In January 2010, the FASB issued ASU 2010-06, which amends FASB ASC 820, Fair Value Measurement and Disclosures. This guidance requires new disclosures and provides amendments to clarify existing disclosures. The new requirements include disclosing transfers in and out of Levels 1 and 2 fair value measurements and the reasons for the transfers and further disaggregating activity in Level 3 fair value measurements. The clarification of existing disclosure guidance includes further disaggregation of fair value measurement disclosures for each class of assets and liabilities and providing disclosures about the valuation techniques and inputs used to measure fair value for both recurring and nonrecurring fair value measurements. The guidance also includes conforming amendments to the guidance on employers’ disclosures about the postretirement benefit plan assets. This guidance is effective for interim and annual reporting periods beginning after December 15, 2009, except for the new disclosures regarding the activity in Level 3 measurements, which shall be effective for fiscal years beginning after December 15, 2010, and for interim periods within those fiscal years. The Company will adopt this guidance for the fiscal period beginning January 1, 2010, except for the new disclosure regarding the activity in level 3 measurements, which the Company will adopt for the fiscal period beginning January 1, 2011.

In September 2009 the FASB issued ASU 2009-12, which amends FASB ASC 820, Fair Value Measurements and Disclosures. This guidance applies to reporting entities that hold an investment that is required or permitted to be measured or disclosed at fair value on a recurring or nonrecurring basis but does not have a readily determinable fair value and has attributes of a investment company. For these investments, this update allows, as a practical expedient, the use of NAV as the basis to estimate fair value as long as it is not probable, as of the measurement date, that the investment will be sold and NAV is not the value that will be used in the sale. The NAV must be calculated consistent with the American Institute of Certified Public Accountants Audit and Accounting Guide, Investment Companies, which generally requires these investments to be measured at fair value. Additionally, the guidance provides updated disclosures for investments within its scope and notes that if the investor can redeem the investment with the investee on the measurement date at NAV, the investment should likely be classified as Level 2 in the fair value hierarchy. Investments that cannot be redeemed with the investee at NAV would generally be classified as Level 3 in the fair value hierarchy. If the investment is not redeemable with the investee on the measurement date, but will be at a future date, the length of time until the investment is redeemable should be considered in determining classification as Level 2 or 3. This guidance is effective for interim and annual periods ending after December 15, 2009 with early adoption permitted. The Company adopted this guidance effective December 31, 2009. The adoption of this guidance did not have a material impact on the consolidated financial statements of the Company. See the required disclosures and updated fair value hierarchy disclosed within Note 4.

NATIONWIDE LIFE INSURANCE COMPANY AND SUBSIDIARIES

(a wholly-owned subsidiary of Nationwide Financial Services, Inc.)

Notes to Consolidated Financial Statements, Continued

December 31, 2009, 2008 and 2007

In August 2009 the FASB issued ASU 2009-05, which amends FASB ASC 820-10, Fair Value Measurements and Disclosures. This guidance clarifies how the fair value of a liability should be determined. It reiterates that fair value is the price that would be paid to transfer the liability in an orderly transaction between market participants at the measurement date. It notes that the liability should reflect the company’s nonperformance risk and should not reflect restrictions on the transfer of the liability. To determine the exit price, the guidance permits companies to look to the identical liability traded as an asset, similar liabilities traded as assets, or another valuation technique to measure the price the company would pay to transfer the liability. The Company adopted this guidance effective the reporting period ending December 31, 2009. The adoption of this guidance did not have a material impact on the consolidated financial statements of the company.

In June 2009, the FASB issued guidance under FASB ASC 105, Generally Accepted Accounting Principles (Statement of Financial Accounting Standard (SFAS) No. 168, The FASB Accounting Standards CodificationTM and the Hierarchy of Generally Accepted Accounting Principles – a replacement of FASB Statement No. 162 (SFAS 168)). This guidance establishes the FASB ASC as the single source of authoritative GAAP recognized by the FASB to be applied by nongovernmental entities. Rules and interpretive releases of the SEC under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. SFAS 168 and the ASC are effective for financial statements issued for interim and annual periods ending after September 15, 2009. The ASC supersedes all existing non-SEC accounting and reporting standards. All other non-grandfathered, non-SEC accounting literature not included in the ASC have become non-authoritative. Following SFAS 168, the FASB will no longer issue new standards in the form of Statements, FSPs, or EITF Abstracts. Instead, the FASB will issue Accounting Standards Updates, which will serve only to update the ASC, provide background information about the guidance, and provide the bases for conclusions on the change(s) in the ASC. The Company adopted SFAS 168 effective September 30, 2009. The adoption of this guidance did not have an impact on the Company’s consolidated financial statements but will alter the references to accounting literature within the consolidated financial statements.

In June 2009, the FASB issued guidance under FASB ASC 810 Consolidation (SFAS No. 167, Amendments to FASB Interpretation No. 46(R)). In February 2010, this guidance was amended by ASU 2010-10, which defers the application of SFAS No. 167 for certain interests in an entity that has all of the attributes of an investment company, or for which it is industry practice to apply measurement principles for financial reporting that are consistent with those investment companies apply, or the entity is a registered money market fund. An entity that qualifies for the deferral will continue to be assessed under the overall guidance on the consolidation of variable interest entities before the SFAS No. 167 amendments. ASU 2010-10 also clarifies other aspects of the SFAS No. 167 amendments. FASB ASC 810, Consolidation changes the consolidation guidance applicable to a variable interest entity (VIE). It also amends the guidance governing the determination of whether an entity is the VIE’s primary beneficiary (the reporting entity that must consolidate the VIE) by requiring a qualitative analysis rather than a quantitative analysis. The qualitative analysis will include consideration of who has the power to direct the activities of the entity that most significantly impacts the entity’s economic performance and who has the obligation to absorb losses or the right to receive benefits of the VIE that could potentially be significant to the VIE. This guidance also requires continuous reassessment of whether an enterprise is the primary beneficiary of a VIE. Before this guidance, FASB Interpretation No. 46(R) required reconsideration of whether an enterprise was the primary beneficiary of a VIE only when specific events had occurred. This guidance also requires enhanced disclosures about an entity’s involvement with a VIE. This guidance is effective for fiscal and interim reporting periods beginning after November 15, 2009. The Company is in the process of determining the impact of adopting this guidance.

In June 2009, the FASB issued guidance under FASB ASC 860, Transfers and Servicing (SFAS No. 166, Accounting for Transfers of Financial Assets – an amendment of FASB Statement No. 140). This guidance eliminates the concept of a qualifying special-purpose entity (QSPE) and clarifies and amends the derecognition criteria for a transfer to be accounted for as a sale and the unit of account eligible for sale accounting. Additionally, this guidance requires a transferor to initially measure and recognize all assets obtained (including a transferor’s beneficial interest) and liabilities incurred as a result of a transfer of financial assets accounted for as a sale at fair value. Additionally, on and after the effective date, existing QSPEs (as defined under previous accounting standards) must be evaluated for consolidation in accordance with the applicable consolidation guidance. This guidance also establishes new requirements for reporting a transfer of a portion of a financial asset as a sale. This guidance requires enhanced disclosures about, among other things, a transferor’s continuing involvement with transfers of financial assets accounted for as sales, the risks inherent in the transferred financial assets that have been retained, and the nature and financial effect of restrictions on the transferor’s assets that continue to be reported in the consolidated balance sheets. This guidance is effective for fiscal and interim reporting periods beginning after November 15, 2009. The Company adopted this guidance effective January 1, 2010. The guidance will be applied to prospective transactions, as is required.

NATIONWIDE LIFE INSURANCE COMPANY AND SUBSIDIARIES

(a wholly-owned subsidiary of Nationwide Financial Services, Inc.)

Notes to Consolidated Financial Statements, Continued

December 31, 2009, 2008 and 2007

In May 2009, the FASB issued guidance under FASB ASC 855, Subsequent Events (SFAS No. 165, Subsequent Events). This guidance establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued. In particular, this guidance sets forth the period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure, the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements, and the disclosures an entity should make about events or transactions that occurred after the balance sheet date. This guidance is effective for fiscal years and interim periods ending after June 15, 2009. The Company adopted this guidance effective June 30, 2009. The adoption of this guidance did not have a material impact on the consolidated financial statements of the Company. See Note 2 (b) for the required disclosure.

In April 2009, the FASB issued guidance under FASB ASC 320, Investments – Debt and Equity Securities FSP FAS 115-2 and FAS 124-2, Recognition and Presentation of Other-Than-Temporary Impairments). This guidance is designed to create greater clarity and consistency in accounting for and presentation of impairment losses on debt securities. This guidance is effective for interim and annual periods ending after June 15, 2009 with early adoption permitted. As of the beginning of the interim period of adoption, this guidance requires a cumulative-effect adjustment to reclassify the non-credit component of previously recognized other-than-temporary impairment losses on debt securities from retained earnings to the beginning balance of AOCI. The Company adopted this guidance as of January 1, 2009. The adoption of this guidance resulted in a cumulative-effect adjustment of $249.7 million, net of taxes, as an adjustment to the opening balance of retained earnings with a corresponding adjustment to the opening balance of AOCI.

In April 2009, the FASB issued guidance under FASB ASC 820-10, Fair Value Measurements and Disclosures (FSP FAS 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly). This guidance provides guidelines for making fair value measurements more consistent with the principles presented in the previous standard SFAS No. 157, Fair Value Measurements. This guidance is effective for interim and annual periods ending after June 15, 2009 with early adoption permitted. The Company elected to early adopt this guidance as of January 1, 2009.

In December 2008, the FASB issued guidance under FASB ASC 715, Compensation – Retirement Benefits (FSP FAS 132R-1). This guidance amends previous SFAS No. 132 (revised 2003), Employers’ Disclosures about Pensions and Other Postretirement Benefit, to provide guidance on an employer’s disclosures about plan assets of a defined benefit pension or other postretirement plan. The portion of this guidance related to the disclosures about plan assets is effective for fiscal years ending after December 15, 2009. This guidance will have no impact on the Company’s disclosures.

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

NATIONWIDE LIFE INSURANCE COMPANY AND SUBSIDIARIES

(a wholly-owned subsidiary of Nationwide Financial Services, Inc.)

Notes to Consolidated Financial Statements, Continued

December 31, 2009, 2008 and 2007

In April 2008, the FASB issued guidance under FASB ASC 350-30, General Intangibles other than Goodwill (FSP FAS 142-3, Determination of the Useful Life of Intangible Assets). This guidance amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under previous SFAS No. 142, Goodwill and Other Intangible Assets (SFAS 142). This guidance is effective for financial statements issued for fiscal years and interim periods beginning after December 15, 2008. The amended factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS 142 are to be applied prospectively to intangible assets acquired after the effective date. The Company adopted this guidance effective January 1, 2009. On the date of adoption, there was no impact to the Company’s financial position or results of operations. The Company will apply this guidance prospectively to intangible assets acquired after January 1, 2009.

In March 2008, the FASB issued guidance under FASB ASC 815, Derivatives and Hedging (SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133). This guidance amends and expands the disclosure requirements of previous SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities (SFAS 133), with the intent to provide users of financial statements with an enhanced understanding of how and why an entity uses derivative instruments, how derivative instruments and related hedged items are accounted for and how derivative instruments and related hedged items affect an entity’s financial position, financial performance and cash flows. This guidance requires qualitative disclosures about objectives and strategies for using derivatives, quantitative disclosures about derivative instrument fair values and related gains and losses, and disclosures about credit-risk-related contingent features in derivative agreements. This guidance is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. The Company adopted this guidance effective January 1, 2009. See Note 5 for required disclosures.

In February 2008, the FASB issued guidance under FASB ASC 820, Fair Value Measurements and Disclosures (FSP FAS 157-2, Effective Date of FASB Statement No. 157). This guidance delayed the effective date of SFAS 157 for nonfinancial assets and liabilities until fiscal years and interim periods beginning after November 15, 2008. FASB ASC 820 applies to nonfinancial assets and liabilities, except for items recognized or disclosed at fair value in the Company’s financial statements on a recurring basis (at least annually), and is effective upon issuance. The Company adopted this guidance effective January 1, 2009. On the date of adoption, there was no impact to the Company’s financial position or results of operations.

In December 2007, the FASB issued guidance under FASB ASC 805, Business Combination, (SFAS No. 141 (revised 2007), Business Combinations (SFAS 141R), which replaced SFAS No. 141, Business Combinations). The objective of this guidance is to improve the relevance, representational faithfulness, and comparability of the information a reporting entity provides in its financial reports about a business combination and its effects. Accordingly, this guidance establishes principles and requirements for how the acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree; recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase; and determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. This guidance applies to all transactions or other events in which an entity obtains control of one or more businesses and retains the fundamental requirements in the previous standard that the acquisition method of accounting be used for all business combinations and for an acquirer to be identified for each business combination. This guidance defines the acquirer as the entity that obtains control of one or more businesses in the business combination and establishes the acquisition date as the date the acquirer achieves control. This guidance is applicable prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. Earlier application is prohibited. The Company adopted this guidance effective January 1, 2009. The Company applied this guidance prospectively to business combination on or after January 1, 2009.

NATIONWIDE LIFE INSURANCE COMPANY AND SUBSIDIARIES

(a wholly-owned subsidiary of Nationwide Financial Services, Inc.)

Notes to Consolidated Financial Statements, Continued

December 31, 2009, 2008 and 2007

In April 2009, the FASB issued guidance under FASB ASC 805-20, Business Combinations – Identifiable Assets and Liabilities, and Any Noncontrolling Interest (FSP FAS 141R-1, Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arise from Contingencies). This guidance amends previous business combination guidance related to contingencies. First, this guidance requires the acquirer to recognize the contingency at fair value, at the acquisition date, if the acquisition-date fair value of that asset or liability can be determined during the measurement period. Second, if the first criteria is not applicable as the fair value of the asset or liability cannot be determined during the measurement period, then the contingency shall be recognized if both (a) information available before the end of the measurement period indicates it is probable an asset existed or a liability had been incurred at the acquisition date and (b) the amount of the asset or liability can be reasonably estimated. If neither of these acquisition date recognition criterion apply, the acquirer shall not recognize an asset or liability as of the acquisition date. In periods after the acquisition date, the acquirer shall account for an asset or a liability arising from a contingency that does not meet the recognition criteria at the acquisition date in accordance with other applicable GAAP, including FASB ASC 450, Contingencies, as appropriate. The Company will apply this guidance prospectively to any business combination on or after January 1, 2009.

In December 2007, the FASB issued guidance under FASB ASC 810, Consolidation (SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements, an Amendment of ARB No. 51). The objective of this guidance is to improve the relevance, comparability, and transparency of the financial information that a reporting entity provides in its consolidated financial statements by establishing accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. This guidance also amends certain consolidation procedures prescribed by previous Accounting Research Bulletin No. 51, Consolidated Financial Statements. This guidance is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. The Company adopted this guidance effective January 1, 2009. The required presentation of noncontrolling interests is reflected in the consolidated financial statements. As a result of adoption, the Company reclassified $416.0 million from other liabilities to equity as of December 31, 2008, representing the noncontrolling interest of low-income-housing tax credit funds (LIHTC Funds). See Note 20 for further discussion on the LIHTC Funds. The accounting requirements of this guidance will be applied to any transactions involving noncontrolling interests on or after January 1, 2009.

In September 2005, the FASB issued guidance under FASB ASC 944-30, Financial Services – Insurance – Acquisition Costs, (Statement of Position No. 05-1). This guidance provides guidance on accounting by insurance enterprises for deferred acquisition costs on internal replacements of insurance and investment contracts other than those specifically described in FASB ASC 944, Financial Services – Insurance. This guidance defines an internal replacement as a modification in product benefits, features, rights or coverages that occurs as a result of the exchange of a contract for a new contract, or by amendment, endorsement or rider to a contract, or by the election of a new feature or coverage within a contract. This guidance was effective for internal replacements occurring in fiscal years beginning after December 15, 2006. Retrospective application of this guidance to previously issued financial statements was not permitted. Initial application was required as of the beginning of an entity’s fiscal year. The Company adopted this guidance effective January 1, 2007, which resulted in a $6.0 million charge, net of taxes, as the cumulative effect of adoption of this accounting principle.

NATIONWIDE LIFE INSURANCE COMPANY AND SUBSIDIARIES

(a wholly-owned subsidiary of Nationwide Financial Services, Inc.)

Notes to Consolidated Financial Statements, Continued

December 31, 2009, 2008 and 2007

(4)	Fair Value Measurements

Fair Value Option

Effective January 1, 2008, the Company elected fair value treatment for commercial mortgage loans held for sale. Accordingly, the Company now records in earnings all market fluctuations associated with this portfolio. The Company previously recorded such loans at the lower of cost or market value. Balances for these loans are measured at fair value prospectively with unrealized gains and losses included as a component of net realized investment gains and losses. The Company will assess the fair value option election for newly acquired financial assets or liabilities on a prospective basis. The fair value election is an irreversible election.

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

For certain residential mortgage-backed securities backed by Prime, sub-prime and Alt-A collateral, which are included in Level 3 financial assets, the Company utilizes internal pricing models to assist in determining the estimated fair values. As of December 31, 2008, these investments were priced solely with the assistance of independent pricing services. As a result of continued low levels of activity in these markets during 2009, management believes that prices are no longer representative of the investments’ fair value, which is the price that would be received upon the sale of the investment in an orderly transaction (that is, not a forced liquidation or distressed sale) between market participants at the measurement date. The Company believes that a weighting of internal pricing models and independent pricing services represents a better estimate of the investments’ fair value and complies with FASB ASC 820, Fair Value Measurements and Disclosures.

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

December 31, 2009, 2008 and 2007

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

As of December 31, 2009, 68% of the prices of fixed maturity securities were valued with the assistance of independent pricing services, 13% were valued with the assistance of the Company’s internal pricing processes, 11% were valued with the assistance of the Company’s pricing matrices, 6% were valued with the assistance of broker quotes and 2% were valued from other sources compared to 78%, 4%, 12%, 5% and 1%, respectively, as of December 31, 2008.

NATIONWIDE LIFE INSURANCE COMPANY AND SUBSIDIARIES

(a wholly-owned subsidiary of Nationwide Financial Services, Inc.)

Notes to Consolidated Financial Statements, Continued

December 31, 2009, 2008 and 2007

Investments in Certain Entities That Calculate Net Asset Value per Share (or Its Equivalent)

The Company uses NAV to estimate the underlying fair value for certain mutual funds that do not have readily determinable fair values included in separate account assets.

All but one of these mutual funds are included in Level 2 and had fair values totaling $44.00 billion as of December 31, 2009. See the following paragraph for discussion of the mutual fund considered Level 3. These funds have no unfunded commitments or restrictions and the Company always has the ability to redeem the separate account investment in these funds with the investee at NAV daily. These mutual funds are primarily invested in domestic and international equity funds.

The Company’s separate account assets include an investment in a mutual fund that may not be redeemed until a seven year guarantee period expires in 2016; however, NAV has been used to estimate the fair value of this investment as a practical expedient. This fund has no unfunded commitments or other restrictions. The investment strategy of this fund is to build a portfolio where the assets shall be sufficient to achieve a target portfolio value by the end of the seven year guarantee period. The Company’s portion of the net asset value of this fund reported in separate account assets was $975.9 million as of December 31, 2009 and is included in Level 3.

Since separate account assets include mutual fund investments not directed by the Company, the contractholders have the ability to select and change investment categories, which may result in the underlying mutual funds being purchased and sold in the future.

NATIONWIDE LIFE INSURANCE COMPANY AND SUBSIDIARIES

(a wholly-owned subsidiary of Nationwide Financial Services, Inc.)

Notes to Consolidated Financial Statements, Continued

December 31, 2009, 2008 and 2007

The following table summarizes assets and liabilities measured at fair value on a recurring basis as of December 31, 2009:

(in millions)	Level 1	Level 2	Level 3	Total
Assets
Investments:
Securities available-for-sale:
Fixed maturity securities:
U.S. Treasury securities and obligations of U.S. Government corporations and agencies	$747.9	$4.4	$1.6	$753.9
Obligations of states and political subdivisions	—	548.9	—	548.9
Debt securities issued by foreign governments	—	75.1	—	75.1
Corporate securities	1.8	14,557.0	1,402.2	15,961.0
Residential mortgage-backed securities	229.3	3,245.9	2,033.7	5,508.9
Commercial mortgage-backed securities	—	678.8	405.3	1,084.1
Collateralized debt obligations	—	131.5	240.5	372.0
Other asset-backed securities	—	278.6	167.2	445.8

Total fixed maturity securities	979.0	19,520.2	4,250.5	24,749.7
Equity securities	12.6	32.4	7.6	52.6

Total securities available-for-sale	991.6	19,552.6	4,258.1	24,802.3
Mortgage loans held for sale[1]	—	—	47.9	47.9
Short-term investments	56.1	947.3	—	1,003.4

Total investments	1,047.7	20,499.9	4,306.0	25,853.6

Cash and cash equivalents	49.1	—	—	49.1
Derivative assets[2]	—	497.5	331.2	828.7
Separate account assets[3,5]	11,607.8	44,610.9	1,627.5	57,846.2

Total assets	$12,704.6	$65,608.3	$6,264.7	$84,577.6

Liabilities
Future policy benefits and claims[4]	$—	$—	$(310.9)	$(310.9)
Derivative liabilities[2]	(10.3)	(404.0)	(1.5)	(415.8)

Total liabilities	$(10.3)	$(404.0)	$(312.4)	$(726.7)

[1]	Elected to be carried at fair value.

[2]	Comprised of interest rate swaps, cross-currency swaps, credit default swaps, other non-hedging derivative instruments, equity option contracts and interest rate futures contracts.

[3]	Comprised of public, privately registered and non-registered mutual funds and investments in securities.

[4]

Related to embedded derivatives associated with living benefit contracts. The Company’s guaranteed minimum accumulation benefits (GMABs), guaranteed lifetime withdrawal benefits (GLWBs) and hybrid GMABs/GLWBs are considered embedded derivatives requiring the related liabilities to be separated from the host insurance product and recognized at fair value, with changes in fair value reported in earnings. This balance also includes embedded derivatives associated with fixed equity-indexed annuities (EIA) of $45.0 million that provide for interest earnings that are linked to the performance of specified equity market indices.

[5]	The fair value of separate account liabilities is set to equal the fair value of separate account assets

NATIONWIDE LIFE INSURANCE COMPANY AND SUBSIDIARIES

(a wholly-owned subsidiary of Nationwide Financial Services, Inc.)

Notes to Consolidated Financial Statements, Continued

December 31, 2009, 2008 and 2007

The following table summarizes assets and liabilities measured at fair value on a recurring basis as of December 31, 2008:

(in millions)	Level 1	Level 2	Level 3	Total
Assets
Investments:
Securities available-for-sale:
Fixed maturity securities:
U.S. Treasury securities and obligations of U.S. Government corporations and agencies	$609.2	$4.3	$1.9	$615.4
Obligations of states and political subdivisions	—	224.7	—	224.7
Debt securities issued by foreign governments	—	55.5	—	55.5
Corporate securities	2.0	11,263.8	1,327.3	12,593.1
Residential mortgage-backed securities	600.7	2,398.1	3,035.9	6,034.7
Commercial mortgage-backed securities	—	700.0	263.4	963.4
Collateralized debt obligations	—	73.0	250.4	323.4
Other asset-backed securities	—	465.5	111.8	577.3

Total fixed maturity securities	1,211.9	15,184.9	4,990.7	21,387.5
Equity securities	1.4	34.8	17.9	54.1

Total securities available-for-sale	1,213.3	15,219.7	5,008.6	21,441.6
Mortgage loans held for sale[1]	—	—	124.5	124.5
Short-term investments	158.7	2,754.3	—	2,913.0

Total investments	1,372.0	17,974.0	5,133.1	24,479.1
Cash and cash equivalents	42.0	—	—	42.0
Derivative assets[2]	—	708.5	597.6	1,306.1
Separate account assets[3,5]	9,975.7	36,723.5	2,141.8	48,841.0

Total assets	$11,389.7	$55,406.0	$7,872.5	$74,668.2

Liabilities
Future policy benefits and claims[4]	$—	$—	$(1,739.7)	$(1,739.7)
Derivative liabilities[2]	(6.0)	(385.9)	(4.2)	(396.1)

Total liabilities	$(6.0)	$(385.9)	$(1,743.9)	$(2,135.8)

[1]	Elected to be carried at fair value.

[2]	Comprised of interest rate swaps, cross-currency swaps, credit default swaps, other non-hedging derivative instruments, equity option contracts and interest rate futures contracts.

[3]	Comprised of public, privately registered and non-registered mutual funds and investments in securities.

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

NATIONWIDE LIFE INSURANCE COMPANY AND SUBSIDIARIES

(a wholly-owned subsidiary of Nationwide Financial Services, Inc.)

Notes to Consolidated Financial Statements, Continued

December 31, 2009, 2008 and 2007

The following table summarizes financial instruments for which the Company used significant unobservable inputs (Level 3) to determine fair value measurements for the year ended December 31, 2009:

		Net investment gains (losses)						Change in unrealized gains (losses) in earnings due to assets still held
(in millions)	Balance as of December 31, 2008	In earnings (realized and unrealized)[1]	In OCI (unrealized)[2]	Purchases, issuances, sales and settlements	Transfers in to Level 3	Transfers out of Level 3	Balance as of December 31, 2009
Assets
Investments:
Securities available-for-sale[3]:
Fixed maturity securities
U.S. Treasury securities and obligations of U.S. government corporations and agencies	$1.9	$—	$(0.2)	$(0.1)	$—	$—	$1.6	$—
Corporate securities	1,327.3	(80.3)	260.3	(400.8)	487.1	(191.4)	1,402.2	$—
Residential mortgage-backed securities	3,035.9	(111.0)	388.7	(431.2)	0.9	(849.6)	2,033.7	—
Commercial mortgage-backed securities	263.4	(20.3)	139.1	(7.1)	94.1	(63.9)	405.3	—
Collateralized debt obligations	250.4	(53.0)	77.1	(18.2)	—	(15.8)	240.5	—
Other asset-backed securities	111.8	(16.5)	43.5	(12.0)	48.6	(8.2)	167.2	—

Total fixed maturity securities	4,990.7	(281.1)	908.5	(869.4)	630.7	(1,128.9)	4,250.5	—
Equity securities	17.9	1.4	0.7	3.9	—	(16.3)	7.6	—

Total securities available-for-sale	5,008.6	(279.7)	909.2	(865.5)	630.7	(1,145.2)	4,258.1	—
Mortgage loans held for sale	124.5	(7.6)	—	(69.0)	—	—	47.9	(2.8)

Total investments	5,133.1	(287.3)	909.2	(934.5)	630.7	(1,145.2)	4,306.0	(2.8)
Derivative assets	597.6	(311.5)	(12.0)	57.1	—	—	331.2	(309.5)
Separate account assets[4,6]	2,141.8	(646.7)	—	400.0	14.7	(282.3)	1,627.5	217.7

Total assets	$7,872.5	$(1,245.5)	$897.2	$(477.4)	$645.4	$(1,427.5)	$6,264.7	$(94.6)

Liabilities
Future policy benefits and claims[5]	$(1,739.7)	$1,437.7	$—	$(8.9)	$—	$—	$(310.9)	$1,437.7
Derivative liabilities	(4.2)	2.7	—	—	—	—	(1.5)	2.7

Total liabilities	$(1,743.9)	$1,440.4	$—	$(8.9)	$—	$—	$(312.4)	$1,440.4

[1]

Includes gains and losses on sales of financial instruments, changes in market value of certain instruments and other-than-temporary impairments. The net unrealized loss on separate account assets is attributable to contractholders and, therefore, is not included in the Company’s earnings.

[2]	Includes changes in market value of certain instruments.

[3]

Includes certain collateralized mortgage obligations, residential mortgage-backed securities, commercial mortgage-backed securities, other ABSs, certain broker or internally priced securities and securities that are at or near default based on ratings assigned by the National Association of Insurance Commissioners (NAIC) (see Note 6 for a discussion of NAIC designations. Equity securities represent holdings in non-registered mutual funds with significant unobservable inputs.

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

December 31, 2009, 2008 and 2007

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

The following table summarizes financial instruments for which the Company used significant unobservable inputs (Level 3) to determine fair value measurements for the year ended December 31, 2008:

		Net investment gains (losses)						Change in unrealized gains (losses) in earnings due to assets still held
(in millions)	Balance as of December 31, 2007	In earnings (realized and unrealized)[1]	In OCI (unrealized)[2]	Purchases, issuances, sales and settlements	Transfers in to Level 3	Transfers out of Level 3	Balance as of December 31, 2008
Assets
Investments:
Securities available-for-sale[3]:
U.S Treasury securities and obligations of U.S. government corporations and agencies	$1.6	$—	$0.4	$(0.1)	$—	$—	$1.9	$—
Fixed maturity securities Corporate securities	1,515.7	(189.4)	(250.3)	(384.1)	901.2	(265.8)	1,327.3	—
Residential mortgage-backed securities	193.3	(402.8)	(711.6)	(290.5)	4,290.4	(42.9)	3,035.9	—
Commercial mortgage-backed securities	87.6	(12.8)	(306.7)	187.1	371.6	(63.4)	263.4	—
Collateralized debt obligations	532.6	(281.1)	(97.4)	23.4	78.0	(5.1)	250.4	—
Other asset-backed securities	122.3	(13.4)	(39.9)	(37.2)	127.8	(47.8)	111.8	—

Total fixed maturity securities	2,453.1	(899.5)	(1,405.5)	(501.4)	5,769.0	(425.0)	4,990.7	—
Equity securities	1.4	(54.9)	(9.4)	40.3	40.5	—	17.9	—

Total securities available-for-sale	2,454.5	(954.4)	(1,414.9)	(461.1)	5,809.5	(425.0)	5,008.6	—
Mortgage loans held for sale	86.1	(49.3)	—	87.7	—	—	124.5	(49.3)
Short-term investments	382.7	(0.2)	—	(1.3)	—	(381.2)	—	—

Total investments	2,923.3	(1,003.9)	(1,414.9)	(374.7)	5,809.5	(806.2)	5,133.1	(49.3)
Derivative assets	166.6	405.4	4.4	21.2	—	—	$597.6	394.0
Separate account assets[4,6]	2,258.6	305.9	—	511.4	23.9	(958.0)	$2,141.8	329.7

Total assets	$5,348.5	$(292.6)	$(1,410.5)	$157.9	$5,833.4	$(1,764.2)	$7,872.5	$674.4

Liabilities
Future policy benefits and claims[5]	$(128.9)	$(1,602.1)	$—	$(8.7)	$—	$—	$(1,739.7)	$(1,602.1)
Derivative liabilities	(16.3)	3.9	—	8.2	—	—	$(4.2)	12.0

Total liabilities	$(145.2)	$(1,598.2)	$—	$(0.5)	$—	$—	$(1,743.9)	$(1,590.1)

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

NATIONWIDE LIFE INSURANCE COMPANY AND SUBSIDIARIES

(a wholly-owned subsidiary of Nationwide Financial Services, Inc.)

Notes to Consolidated Financial Statements, Continued

December 31, 2009, 2008 and 2007

[3]

Includes certain collateralized mortgage obligations, residential mortgage-backed securities, commercial mortgage-backed securities, other ABSs, certain broker or internally priced securities and securities that are at or near default based on ratings assigned by the NAIC (see Note 6 for a discussion of NAIC designations). Equity securities represent holdings in non-registered mutual funds with significant unobservable inputs.

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

Transfers

The Company reviews its fair value hierarchy classifications quarterly. Changes in observability of significant valuation inputs identified during these reviews may trigger reclassification of fair value hierarchy levels of financial assets and liabilities. Reclassifications in/out of Level 3 are reported as transfers at the beginning of the period in which the change occurs. During 2008, the Company’s investments in residential mortgage-backed securities backed by prime collateral were classified as Level 3 financial assets because of their inactive markets and resulting illiquidity. As of December 31, 2009, these securities are no longer considered inactive due to increased trading volume and market activity and as a result were transferred out of Level 3. In addition, the Company was able to gain additional observable valuation inputs in the pricing of certain corporate securities, residential mortgage-backed securities and commercial mortgage-backed securities, which led to transferring these securities out of Level 3.

Additionally, certain corporate securities and commercial mortgage-backed securities had significant changes in key valuation inputs, which led to transfers into Level 3, primarily related to ratings downgrades and changes in pricing sources.

Fair Value on a Nonrecurring Basis

In 2009, certain mortgage loans on real estate held for investment were measured at the estimated fair value of the collateral on a non-recurring basis in periods subsequent to initial recognition due to these loans having specific reserves applied to them during the period. The application of these specific reserves adjusts the amortized cost basis of the loan to the estimated fair value of the collateral. The estimated fair value of the collateral supporting these loans was $154.8 million when the specific reserves were recorded.

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

December 31, 2009, 2008 and 2007

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

The following table summarizes the carrying values and estimated fair values of financial instruments subject to disclosure requirements as of December 31:

	2009		2008
(in millions)	Carrying value	Estimated fair value	Carrying value	Estimated fair value
Assets
Investments:
Mortgage loans on real estate, net	$6,781.1	$5,946.3	$7,645.6	$6,845.6
Policy loans	1,050.4	1,050.4	1,095.6	1,095.6

Liabilities
Investment contracts	(18,723.8)	(18,315.5)	(20,093.2)	(19,621.5)
Short-term debt	(150.0)	(150.0)	(249.7)	(249.7)
Long-term debt, payable to NFS	(700.0)	(716.6)	(700.0)	(568.7)

(5)	Derivative Financial Instruments

Qualitative Disclosures

The Company recognizes all of its derivative instruments as either assets or liabilities at fair value. The accounting for changes in the fair value (e.g., gains or losses) of a derivative instrument depends on whether it has been designated and qualifies as part of a hedging relationship, and further, on the type of hedging relationship.

For derivative instruments that are designated and qualify as a cash flow hedge (e.g., hedging the exposure to variability in expected future cash flows that is attributable to interest rate risk), the effective portion of the gain or loss on the derivative instrument is reported as a component of AOCI and reclassified into earnings in the same line item associated with the forecasted transaction and in the same period or periods during which the hedged transaction impacts earnings (e.g., interest income on a floating rate asset). The remaining gain or loss on the derivative instrument in excess of the cumulative change in the present value of future cash flows of the hedged item, if any (ineffectiveness), or components of fair value that are excluded from the assessment of effectiveness, are recognized in the consolidated statements of income (loss) during the period.

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

December 31, 2009, 2008 and 2007

For derivative instruments that are not designated as a hedging instrument, the gain or loss on the derivative instrument is recognized in net realized investment gains and losses.

The Company’s derivative activities primarily are with financial institutions and corporations. In order to minimize credit risk, the Company enters into master netting agreements, which reduce risk by permitting the closeout and netting of transactions with the same counterparty upon occurrence of certain events. In addition, the Company attempts to reduce credit risk by obtaining collateral from counterparties. The determination of the need for and the levels of collateral vary based on an assessment of the credit risk of the counterparty. Generally, the Company accepts collateral in the form of cash, U.S. Treasury securities and other marketable securities.

As of December 31, 2009 and 2008, the Company had received $532.4 million and $1.02 billion, respectively, of cash for derivative collateral, which is in turn invested in short-term investments. The Company also held $32.3 million and $35.4 million of securities as off-balance sheet collateral on derivative transactions as of December 31, 2009 and 2008, respectively. As of December 31, 2009 and 2008, the Company had pledged fixed maturity securities with a fair value of $55.6 million and $24.5 million, respectively, as collateral to various derivative counterparties. There are no contingent features associated with the Company’s derivative instruments which would require additional collateral to be pledged to counterparties.

The Company periodically evaluates the risks within the derivative portfolios due to credit exposure. When evaluating this risk, the Company considers several factors which include, but are not limited to, the counterparty risk associated with derivative receivables, the Company’s own credit as it relates to derivative payables, the collateral thresholds associated with each counterparty, and changes in relevant market data in order to gain insight into the probability of default by the counterparty. In addition, the effect that the Company’s exposure to credit risk could have on the effectiveness of the Company’s hedging relationships is considered. As of December 31, 2009, the impact of the exposure to credit risk on both the fair value measurement of derivative assets and liabilities and the effectiveness of the Company’s hedging relationships was immaterial.

The Company is exposed to certain other risks relating to its ongoing business operations. The primary risks managed by using derivative instruments are interest rate risk, foreign currency exchange risk, equity risk and credit risk.

Derivatives Qualifying for Hedge Accounting – Interest Rate Risk Management

The Company periodically purchases variable rate investments (e.g., commercial mortgage loans and corporate bonds). As a result, the Company is exposed to variability in cash flows and investment income due to changes in interest rates. Such variability poses risks to the Company when the investments are funded with fixed rate liabilities. In an effort to manage this risk, the Company may enter into receive fixed/pay variable interest rate swaps.

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

The Company periodically participates in a medium-term note (MTN) program. Under this program, NLIC issues funding agreements to an unconsolidated third party trust to secure notes issued to investors by the trust. The proceeds from these funding agreements are generally used to purchase fixed rate assets (generally available-for-sale corporate bonds, available-for-sale private placement bonds or held for investment commercial mortgage loans). In a rising interest rate environment, the Company is exposed to narrowing margins as interest expense will increase while interest income remains constant. To manage this risk, the Company has entered into pay fixed/receive variable interest rate swaps. The interest rate swap agreement utilized by the Company effectively modifies its exposure to interest rate risk by converting the Company’s floating rate funding agreements associated with the MTN program to a fixed rate, thus reducing the impact of interest rate changes on future interest expense. These interest rate swaps are designated as hedging instruments in cash flow hedging relationships.

NATIONWIDE LIFE INSURANCE COMPANY AND SUBSIDIARIES

(a wholly-owned subsidiary of Nationwide Financial Services, Inc.)

Notes to Consolidated Financial Statements, Continued

December 31, 2009, 2008 and 2007

Derivatives Qualifying for Hedge Accounting – Foreign Currency Risk Management

The Company purchases foreign-denominated fixed rate assets and the associated investment income is exposed to changes in the exchange rates of the foreign currencies. To manage this risk, the Company has entered into pay fixed foreign currency/receive fixed U.S. dollar cross-currency swaps. As foreign exchange rates change, the increase or decrease in the cash flows of the derivative instrument will offset the changes in the functional-currency equivalent cash flows of the asset. These cross-currency swaps are designated as hedging instruments in cash flow hedging relationships.

The Company also purchases foreign-denominated fixed rate assets, funded with proceeds from funding agreements under a variable rate MTNs. The value of these investments is exposed to both changes in the exchange rates of the foreign currencies and changes in interest rates. To manage this risk, the Company has entered into pay fixed foreign currency/receive variable U.S. cross-currency interest rate swaps. As foreign exchange rates and interest rates change, the increase or decrease in the value of the derivative instrument will offset the changes in the asset’s value (relative to foreign currency and interest rate changes). These cross-currency interest rate swaps are designated as hedging instruments in fair value hedging relationships.

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

In addition, the Company may use pay fixed/receive variable interest rate swaps as hedges against the negative effects of adverse interest rate movements.

NATIONWIDE LIFE INSURANCE COMPANY AND SUBSIDIARIES

(a wholly-owned subsidiary of Nationwide Financial Services, Inc.)

Notes to Consolidated Financial Statements, Continued

December 31, 2009, 2008 and 2007

Derivatives Not Qualifying for Hedge Accounting – Foreign Currency Risk Management

The Company periodically participates in a variable rate foreign denominated MTN program. Under this program, NLIC issues funding agreements to an unconsolidated third party trust to secure notes issued to investors by the trust. As such, the cash flows related to these MTNs are exposed to changes in the exchange rates of the foreign currencies. Because the Company desires to retain the variable interest rate, it has entered into receive variable foreign currency/pay variable U.S. dollar cross-currency swaps. The basis swap converts the debt instrument to a U.S. dollar variable rate, thereby eliminating foreign exchange risk. While the receive-side terms of the basis swap will be consistent with the terms of the liability, the Company is not able to match the pay-side terms of the derivative to a specific asset. Therefore, these basis swaps do not receive hedge accounting treatment. The Company also uses currency contracts, primarily futures, to hedge foreign currency denominated investments in certain alternative investments.

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

December 31, 2009, 2008 and 2007

The Company also has purchased credit default protection on selected debt instruments exposed to short-term credit concerns, or because the combination of the corporate bond and purchased default protection provides sufficient spread and duration targeted by the Company.

Quantitative Disclosure

The following table presents the fair value of derivative instruments, location of the related instruments in the consolidated balance sheets and the related notional amounts of the derivative instruments as of December 31, 2009:

	Derivative assets			Derivative liabilities
(in millions)	Balance sheet location	Fair value	Notional	Balance sheet location	Fair value	Notional
Derivatives designated as hedging instruments:
Interest rate contracts	Other assets	$3.8	$86.4	Other liabilities	$69.0	$1,216.1
Cross-currency swaps	Other assets	33.8	93.1	Other liabilities	35.9	215.9

Total derivatives designated as hedging instruments		37.6	179.5		104.9	1,432.0
Derivatives not designated as hedging instruments:
Interest rate contracts	Other assets	410.0	7,456.7	Other liabilities	239.1	5,162.0
Cross-currency swaps	Other assets	48.6	210.8	Other liabilities	48.5	209.6
Credit default swaps	Other assets	0.5	28.5	Other liabilities	3.2	81.5
Total return swaps	Other assets	0.8	85.4	Other liabilities	8.3	555.8
Equity contracts	Other assets	331.2	2,504.6	Other liabilities	10.3	995.7
Embedded derivatives on guaranteed benefit annuity programs	N/A	—	—	Future policy benefits and claims	310.9	N/A
Other embedded derivatives	N/A	—	—	Other liabilities	1.5	N/A

Total derivatives not designated as hedging instruments		791.1	10,286.0		621.8	7,004.6

Total derivatives		$828.7	$10,465.5		$726.7	$8,436.6

NATIONWIDE LIFE INSURANCE COMPANY AND SUBSIDIARIES

(a wholly-owned subsidiary of Nationwide Financial Services, Inc.)

Notes to Consolidated Financial Statements, Continued

December 31, 2009, 2008 and 2007

The following table presents the gains (losses) for derivative instruments designated and qualifying as hedging instruments in fair value hedges and the location of these instruments in the consolidated financial statements for the year ended December 31, 2009:

(in millions)	Location of gain (loss) recognized on derivatives	Amount of gain (loss) recognized on derivatives[1,2]
Derivatives in fair value hedging relationships:
Interest rate contracts	Net realized investment gains (losses)	$24.9
Cross-currency swaps	Net realized investment gains (losses)	(2.4)

Total		$22.5

Underlying fair value hedge relationships:
Interest rate contracts	Net realized investment gains (losses)	$(35.3)
Cross-currency swaps	Net realized investment gains (losses)	2.5

Total		$(32.8)

[1]         Excludes ($36.9) million of periodic settlements in interest rate contracts which are recorded in net investment income.

[2]        Includes $7.5 million of cash received in the termination of cash flow hedging instruments.

NATIONWIDE LIFE INSURANCE COMPANY AND SUBSIDIARIES

(a wholly-owned subsidiary of Nationwide Financial Services, Inc.)

Notes to Consolidated Financial Statements, Continued

December 31, 2009, 2008 and 2007

The following tables present the gains (losses) for derivative instruments designated and qualifying as hedging instruments in cash flow hedges and the location of these instruments in the consolidated financial statements for the year ended December 31, 2009:

(in millions)	Amount of gain (loss) recognized in OCI on derivatives
Derivatives in cash flow hedging relationships:
Interest rate contracts	$12.6
Cross-currency swaps	(4.4)
Currency contracts	(18.8)
Other embedded derivatives	(12.0)

Total	$(22.6)

(in millions)	Location of realized gain (loss) reclassified from AOCI into income[1]	Amount of realized gain (loss) reclassified from AOCI into income
Derivatives in cash flow hedging relationships:
Interest rate contracts	Interest credited to policyholder accounts	$(3.8)
Cross-currency swaps	Net realized investment gains (losses)	(10.9)
Currency contracts	Net realized investment gains (losses)	(3.8)
Other embedded derivatives	N/A	—

Total		$(18.5)

[1]	Effective portion.

(in millions)	Location of realized gain (loss) recognized in income on derivatives[1]	Amount of realized gain (loss) recognized in income on derivatives[1,2,3]
Derivatives in cash flow hedging relationships:
Interest rate contracts	Net realized investment gains (losses)	$0.1
Cross-currency swaps	Net realized investment gains (losses)	(1.3)
Currency contracts	Net realized investment gains (losses)	(2.8)
Other embedded derivatives	N/A	—

Total		$(4.0)

[1]	Ineffective portion and amounts excluded from the measurement of ineffectiveness.

[2]	Excludes 0.2 million of periodic settlements in interest rate contracts.

[3]	Includes $16.5 million of cash received in termination of cash flow hedging instrument.

NATIONWIDE LIFE INSURANCE COMPANY AND SUBSIDIARIES

(a wholly-owned subsidiary of Nationwide Financial Services, Inc.)

Notes to Consolidated Financial Statements, Continued

December 31, 2009, 2008 and 2007

The following table presents the gains (losses) for derivative instruments not designated and qualifying as hedging instruments and the location of these instruments in the consolidated financial statements for the year ended December 31, 2009:

(in millions)	Location of realized gain (loss) in income on derivatives	Amount of realized gain (loss) recognized in income on derivatives[1]
Derivatives not designated as hedging instruments:
Interest rate contracts	Net realized investment gains (losses)	$(197.2)
Cross-currency swaps	Net realized investment gains (losses)	3.3
Credit default swaps	Net realized investment gains (losses)	7.9
Equity total return swaps	Net realized investment gains (losses)	7.0
Equity contracts	Net realized investment gains (losses)	(738.7)
Embedded derivatives on guaranteed benefit annuity programs	Net realized investment gains (losses)	1,432.0
Other embedded derivatives	Net realized investment gains (losses)	2.6

Total		$516.9

[1] Excludes net interest settlements and other revenue on embedded derivatives on guaranteed benefit annuity programs that are also recorded in net realized investment gains (losses).

In addition to the net realized investment gains (losses) listed in the previous tables, $(151.3) million of net interest settlements on all derivative instruments and $63.2 million of other revenue on embedded derivatives on guaranteed benefit annuity programs are also recorded in net realized investment gains (losses) for the year ended December 31, 2009.

NATIONWIDE LIFE INSURANCE COMPANY AND SUBSIDIARIES

(a wholly-owned subsidiary of Nationwide Financial Services, Inc.)

Notes to Consolidated Financial Statements, Continued

December 31, 2009, 2008 and 2007

Credit Derivatives

The Company had exposure to credit protection contracts for the years ended December 31, 2009, 2008, and 2007 and had experienced no credit event losses in 2009, credit event losses of $18.8 million in 2008 and no credit event losses in 2007 on such contracts. The following table presents the Company’s outstanding exposure to credit protection contracts, all of which are related to corporate debt instruments, as of the dates indicated, by contract maturity and industry exposure:

	Less than or equal to one year		One to three years		Three to five years		Total
(in millions)	Maximum potential risk	Estimated fair value	Maximum potential risk	Estimated fair value	Maximum potential risk	Estimated fair value	Maximum potential risk	Estimated fair value
December 31, 2009:
Single sector exposure:
Consumer goods	$—	$—	$—	$—	$—	$—	$—	$—
Financial	35.0	(2.5)	9.0	0.2	—	—	44.0	(2.3)
Oil & gas pipelines	15.0	—	—	—	—	—	15.0	—
Services	—	—	—	—	10.0	0.2	10.0	0.2
Utilities	—	—	—	—	—	—	—	—

Total single sector exposure	50.0	(2.5)	9.0	0.2	10.0	0.2	69.0	(2.1)
Index exposure:
Corporate bonds	—	—	—	—	—	—	—	—

Total index exposure	—	—	—	—	—	—	—	—

Total	$50.0	$(2.5)	$9.0	$0.2	$10.0	$0.2	$69.0	$(2.1)

December 31, 2008:
Single sector exposure:
Consumer goods	$—	$—	$6.0	$(0.8)	$—	$—	$6.0	$(0.8)
Financial	—	—	35.0	(5.8)	13.0	(0.5)	48.0	(6.3)
Oil & gas pipelines	10.0	—	15.0	(0.8)	—	—	25.0	(0.8)
Services	—	—	—	—	35.0	(3.0)	35.0	(3.0)
Utilities	4.5	—	—	—	—	—	4.5	—

Total single sector exposure	14.5	—	56.0	(7.4)	48.0	(3.5)	118.5	(10.9)
Index exposure:
Corporate bonds	—	—	—	—	110.9	(0.3)	110.9	(0.3)

Total index exposure	—	—	—	—	110.9	(0.3)	110.9	(0.3)

Total	$14.5	$—	$56.0	$(7.4)	$158.9	$(3.8)	$229.4	$(11.2)

NATIONWIDE LIFE INSURANCE COMPANY AND SUBSIDIARIES

(a wholly-owned subsidiary of Nationwide Financial Services, Inc.)

Notes to Consolidated Financial Statements, Continued

December 31, 2009, 2008 and 2007

(6)	Investments

Fixed Maturity Securities and Equity Securities Available-for-Sale

The following table summarizes the amortized cost, gross unrealized gains and losses, and estimated fair values of securities available-for-sale as of the dates indicated:

(in millions)	Amortized cost	Gross unrealized gains	Gross unrealized losses	Estimated fair value
December 31, 2009:
Fixed maturity securities:
U.S. Treasury securities and obligations of U.S. Government corporations	$136.7	$15.4	$1.0	$151.1
U. S. Government agencies	551.3	57.2	5.7	602.8
Obligations of states and political subdivisions	567.6	4.4	23.1	548.9
Debt securities issued by foreign governments	69.9	5.3	0.1	75.1
Corporate securities
Public	10,929.8	597.2	175.2	11,351.8
Private	4,499.5	193.1	83.4	4,609.2
Residential mortgage-backed securities	6,078.9	95.2	665.2	5,508.9
Commercial mortgage-backed securities	1,284.9	6.5	207.3	1,084.1
Collateralized debt obligations	531.1	11.8	170.9	372.0
Other asset-backed securities	453.4	20.4	28.0	445.8

Total fixed maturity securities	25,103.1	1,006.5	1,359.9	24,749.7
Equity securities	48.8	4.6	0.8	52.6

Total securities available-for-sale	$25,151.9	$1,011.1	$1,360.7	$24,802.3

December 31, 2008:
Fixed maturity securities:
U.S. Treasury securities and obligations of U.S. Government corporations	$79.1	$22.6	$—	$101.7
U. S. Government agencies	420.4	93.3	—	513.7
Obligations of states and political subdivisions	230.5	1.6	7.4	224.7
Debt securities issued by foreign governments	50.1	5.4	—	55.5
Corporate securities
Public	8,881.9	109.9	1,040.7	7,951.1
Private	4,997.8	45.2	401.0	4,642.0
Residential mortgage-backed securities	6,807.8	90.5	863.6	6,034.7
Commercial mortgage-backed securities	1,418.1	0.6	455.3	963.4
Collateralized debt obligations	557.8	6.3	240.7	323.4
Other asset-backed securities	679.1	3.6	105.4	577.3

Total fixed maturity securities	24,122.6	379.0	3,114.1	21,387.5
Equity securities	62.2	0.7	8.8	54.1

Total securities available-for-sale	$24,184.8	$379.7	$3,122.9	$21,441.6

NATIONWIDE LIFE INSURANCE COMPANY AND SUBSIDIARIES

(a wholly-owned subsidiary of Nationwide Financial Services, Inc.)

Notes to Consolidated Financial Statements, Continued

December 31, 2009, 2008 and 2007

The market value of the Company’s general account investments may fluctuate significantly in response to changes in interest rates, investment quality ratings and credit spreads. The Company does not have the intent to sell, nor is it more likely than not that the Company will be required to sell debt securities in unrealized loss positions. The Company may realize investment losses to the extent its liquidity needs require the disposition of general account fixed maturity securities in unfavorable interest rate, liquidity or credit spread environments.

For securities available-for-sale as of the dates indicated, the following table summarizes the Company’s gross unrealized losses based on the amount of time each type of security has been in an unrealized loss position:

	Less than or equal to one year			More than one year			Total
(in millions, except number of securities)	Estimated fair value	Gross unrealized losses	Number of securities	Estimated fair value	Gross unrealized losses	Number of securities	Estimated fair value	Gross unrealized losses	Number of securities
December 31, 2009:
Fixed maturity securities:
U.S. Treasury securities and obligations of U.S. Government corporations	$50.9	$1.0	2	$—	$—	—	$50.9	$1.0	2
U.S. Government agencies	154.6	5.7	8	—	—	—	154.6	5.7	8
Obligations of states and political subdivisions	318.2	11.5	35	79.1	11.6	13	397.3	23.1	48
Debt securities issued by foreign governments	1.6	0.1	2	—	—	—	1.6	0.1	2
Corporate securities
Public	1,197.9	32.0	160	1,117.5	143.2	201	2,315.4	175.2	361
Private	278.8	19.0	47	972.6	64.4	73	1,251.4	83.4	120
Residential mortgage-backed securities	936.7	104.2	117	2,375.1	561.0	341	3,311.8	665.2	458
Commercial mortgage-backed securities	42.7	5.2	11	699.3	202.1	101	742.0	207.3	112
Collateralized debt obligations	29.9	28.9	13	277.2	142.0	45	307.1	170.9	58
Other asset-backed securities	5.4	0.2	12	247.5	27.8	33	252.9	28.0	45

Total fixed maturity securities	3,016.7	207.8	407	5,768.3	1,152.1	807	8,785.0	1,359.9	1,214
Equity securities	16.7	0.1	13	2.4	0.7	75	19.1	0.8	88

Total	$3,033.4	$207.9	420	$5,770.7	$1,152.8	882	$8,804.1	$1,360.7	1,302

December 31, 2008:
Fixed maturity securities:
Obligations of states and political subdivisions	$94.9	$3.5	16	$29.3	$3.9	9	$124.2	$7.4	25
Corporate securities
Public	4,109.4	676.9	692	1,350.3	363.8	289	5,459.7	1,040.7	981
Private	2,259.4	282.1	231	996.5	118.9	105	3,255.9	401.0	336
Residential mortgage-backed securities	820.3	187.8	138	2,281.4	675.8	323	3,101.7	863.6	461
Commercial mortgage-backed securities	539.9	190.4	96	410.9	264.9	96	950.8	455.3	192
Collateralized debt obligations	151.0	100.8	24	122.6	139.9	36	273.6	240.7	60
Other asset-backed securities	325.5	41.7	38	228.7	63.7	26	554.2	105.4	64

Total fixed maturity securities	8,300.4	1,483.2	1,235	5,419.7	1,630.9	884	$13,720.1	$3,114.1	2,119
Equity securities	19.2	8.6	81	3.4	0.2	6	22.6	8.8	87

Total	$8,319.6	$1,491.8	1,316	$5,423.1	$1,631.1	890	$13,742.7	$3,122.9	2,206

NATIONWIDE LIFE INSURANCE COMPANY AND SUBSIDIARIES

(a wholly-owned subsidiary of Nationwide Financial Services, Inc.)

Notes to Consolidated Financial Statements, Continued

December 31, 2009, 2008 and 2007

The weighted estimated fair value to amortized cost for non-investment grade fixed maturity securities that have an estimated fair value of less than 80% and have been in an unrealized loss position for more than one year was 65% and 64% as of December 31, 2009 and December 31, 2008, respectively.

The table below summarizes the amortized cost and estimated fair values of fixed maturity securities available-for-sale, by maturity, as of December 31, 2009. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

(in millions)	Amortized cost	Estimated fair value
Fixed maturity securities available-for-sale:
Due in one year or less	$1,002.3	$1,024.5
Due after one year through five years	7,213.2	7,507.1
Due after five years through ten years	5,265.4	5,516.8
Due after ten years	3,273.9	3,290.5

Subtotal	16,754.8	17,338.9
Residential mortgage-backed securities	6,078.9	5,508.9
Commercial mortgage-backed securities	1,284.9	1,084.1
Collateralized debt obligations	531.1	372.0
Other asset-backed securities	453.4	445.8

Total	$25,103.1	$24,749.7

The NAIC assigns credit quality ratings (NAIC designations) to securities for the purpose of statutory reporting. These NAIC designations are generally based on the credit ratings assigned by nationally recognized statistical rating agencies organizations (NRSRO) unless a security is not rated by an NRSRO, in which case the NAIC rates it using an alternative approach. For 2009 statutory reporting, the NAIC modified its ratings approach for residential mortgage-backed securities, which are not backed by U.S. government agencies. Under the modified approach, the NAIC designation for this type of security is based on an insurer’s reported carrying value for the security relative to a NAIC-prescribed ratings matrix for the security, with a higher NAIC designation afforded securities with lower carrying values. In effect, this process rates the credit quality of a security based on an independent market view of the expected discounted future cash flows from the security versus its statutory carrying value. Under this process, NAIC designations for these residential mortgage-backed securities could be higher or lower than the related NRSRO ratings. NAIC designations range from class 1 (highest quality) to class 6 (lowest quality). Of the Company’s general account fixed maturity securities, 91% and 93% were in the two highest NAIC designations categories as of December 31, 2009 and 2008, respectively.

NATIONWIDE LIFE INSURANCE COMPANY AND SUBSIDIARIES

(a wholly-owned subsidiary of Nationwide Financial Services, Inc.)

Notes to Consolidated Financial Statements, Continued

December 31, 2009, 2008 and 2007

The following table shows the equivalent designation between the NAIC and NRSRO and summarizes the credit quality, as determined by NAIC designations, of the Company’s fixed maturity securities portfolio as of the dates indicated:

(in millions)		December 31, 2009		December 31, 2008
NAIC Desingations[1,2]	NRSRO equivalent designation	Amortized cost	Estimated fair value	Amortized cost	Estimated fair value
1	AAA/AA/A	$15,322.9	$15,195.7	$15,423.0	$13,960.4
2	BBB	7,139.5	7,275.0	6,610.4	5,802.2
3	BB	1,551.1	1,404.3	1,233.3	990.0
4	B	724.1	616.7	556.0	386.2
5	CCC and lower	253.5	187.6	190.5	148.2
6	In or near default	112.0	70.4	109.4	100.5

	Total	$25,103.1	$24,749.7	$24,122.6	$21,387.5

[1]

NAIC designations are assigned at least annually. Some ratings for securities shown have been assigned to securities not yet assigned an NAIC designation in a manner approximating equivalent NRSRO categories.

[2]	Class 1 and class 2 NAIC designations are generally considered to represent investment grade ratings and are considered as such by the Company in reporting its credit quality information.

Other-Than-Temporary Impairment Evaluations

When evaluating whether a residential mortgage-backed security, commercial mortgage-backed security, collateralized debt obligation and other asset-backed securities are other-than-temporarily impaired, the Company examines characteristics of the underlying collateral, such as delinquency prepayment and default rates, the quality of the underlying borrower, the type of collateral in the pool, the vintage year of the collateral, subordination levels within the structure of the collateral pool, the quality of any credit guarantors, the Company’s intent to sell the security and whether it is more likely than not it will be required to sell the security before the recovery of its amortized cost basis.

In assessing corporate debt securities for other-than-temporary impairment, the Company evaluates the ability of the issuer to meet its debt obligations, the value of the company or specific collateral securing the debt position, the Company’s intent to sell the security and whether it is more likely than not it will be required to sell the security before the recovery of its amortized cost basis. A similar analysis is performed to evaluate U.S. Treasury securities and obligations of U.S. Government corporations, U.S. Government agencies, obligations of states and political subdivisions, and debt securities issued by foreign governments.

For all debt securities evaluated for other-than-temporary impairment (for which the Company does not have the intent to sell and it is not more likely than not that it will be required to sell the security before the recovery of its amortized cost basis), the Company considers the timing and amount of the cash flows. The Company evaluates its intent to sell on an individual security basis.

To the extent that the present value of the cash flows generated by a security is less than the amortized cost, an other-than-temporary impairment is recognized through earnings. It is reasonably possible that further declines in estimated fair values of such investments, or changes in assumptions or estimates of anticipated recoveries and/or cash flows, may cause further other-than-temporary impairments in the near term, which could be significant.

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

NATIONWIDE LIFE INSURANCE COMPANY AND SUBSIDIARIES

(a wholly-owned subsidiary of Nationwide Financial Services, Inc.)

Notes to Consolidated Financial Statements, Continued

December 31, 2009, 2008 and 2007

Under the current other-than temporary impairment model, which was amended by the FASB and adopted by the Company in the first quarter of 2009, debt securities that become other-than-temporarily impaired (where the Company does not intend to sell the security and it is not more likely than not that it will be required to sell the security prior to recovery of the security’s amortized cost) are bifurcated with the credit portion of the impairment loss being recognized in earnings and the non-credit loss portion of the impairment being recognized in a separate component of other comprehensive income, net of applicable taxes and other offsets. For securities that are other-than-temporarily impaired, a discussion of the estimate of the credit loss portion that is recognized in earnings is provided, as applicable in the respective section of this footnote.

Corporate Securities

Corporate securities include conventional bonds, private placement fixed maturity securities, syndicated corporate bank loans and hybrid securities with both debt and equity-like features. For these corporate securities, the following table summarizes, as of the dates indicated, the Company’s gross unrealized loss position categorized as investment grade vs. non-investment grade, for the period of time indicated, and based on the ratio of estimated fair value to amortized cost (in millions):

	Period of time for which unrealized loss has existed
	Investment Grade			Non-Investment Grade			Total
Ratio of estimated fair value to amortized cost	Less than or equal to one year	More than one year	Total	Less than or equal to one year	More than one year	Total	Less than or equal to one year	More than one year	Total
December 31, 2009:
99.9% - 80.0%	$27.1	$104.1	$131.2	$13.1	$45.5	$58.6	$40.2	$149.6	$189.8
79.9% - 50.0%	8.5	45.6	54.1	2.3	12.4	14.7	10.8	58.0	68.8
Below 50.0%	—	—	—	—	—	—	—	—	—

Total	$35.6	$149.7	$185.3	$15.4	$57.9	$73.3	$51.0	$207.6	$258.6

December 31, 2008:
99.9% - 80.0%	$355.7	$116.8	$472.5	$31.0	$23.4	$54.4	$386.7	$140.2	$526.9
79.9% - 50.0%	327.5	121.9	449.4	118.4	126.0	244.4	445.9	247.9	693.8
Below 50.0%	79.3	41.5	120.8	47.1	53.1	100.2	126.4	94.6	221.0

Total	$762.5	$280.2	$1,042.7	$196.5	$202.5	$399.0	$959.0	$482.7	$1,441.7

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

NATIONWIDE LIFE INSURANCE COMPANY AND SUBSIDIARIES

(a wholly-owned subsidiary of Nationwide Financial Services, Inc.)

Notes to Consolidated Financial Statements, Continued

December 31, 2009, 2008 and 2007

The Company held hybrid securities issued by institutions in the financial sector with both debt and equity-like features, classified as corporate fixed maturity securities, with estimated fair values of $608.9 million and $661.2 million, and gross unrealized losses of $101.3 million and $379.9 million, as of December 31, 2009 and 2008, respectively. Of these unrealized losses as of December 31, 2009, $98.8 million, or 98%, were in an unrealized loss position for more than one year, evaluated under the debt model, compared to $106.3 million, or 18%, as of December 31, 2008. The Company evaluates such securities for other-than-temporary impairment using the criteria of either a debt or an equity security depending on the facts and circumstances of the individual issuer and security.

The Company invests in private placement fixed maturity securities because of the generally higher nominal yield available compared to comparably rated public fixed maturity securities, more restrictive financial and business covenants available in private fixed maturity security loan agreements, and stronger prepayment protection. Although private placement fixed maturity securities are not registered with the SEC and generally are less liquid than public fixed maturity securities, restrictive financial and business covenants included in private placement fixed maturity security loan agreements generally are designed to compensate for the impact of increased liquidity risk. A significant portion of the private placement fixed maturity securities that the Company holds are participations in issues that are also owned by other investors. In addition, some of these securities are rated by NRSROs, and substantially all have been assigned a rating by the NAIC, as shown in a previous table in this footnote summarizing the credit quality of the Company’s fixed maturity securities portfolio.

Residential Mortgage-Backed Securities

Residential mortgage-backed securities are a type of fixed income security backed by residential mortgage loans, which have been are sold into a trust or special purpose entity, formed for the purpose of securitizing and tranching the cash flows of the mortgage loans. The following tables summarize the distribution by collateral classification of the Company’s residential mortgage-backed securities as of dates indicated:

	As of December 31, 2009			As of December 31, 2008
in millions	Amortized cost	Estimated fair value	% of estimated fair value total	Amortized cost	Estimated fair value	% of estimated fair value total
Government agency	$2,546.9	$2,620.9	48%	$2,928.5	$3,002.4	50%
Prime	1,120.3	959.7	17%	1,341.6	1,041.4	17%
Alt-A	1,830.6	1,451.7	26%	1,850.7	1,451.6	24%
Sub-prime	577.3	473.7	9%	675.8	528.7	9%
Other residential mortgage collateral	3.8	2.9	—	11.2	10.6	—

Total	$6,078.9	$5,508.9	100%	$6,807.8	$6,034.7	100%

The Company considers Alt-A collateral to be mortgages whose underwriting standards do not qualify the mortgage for regular conforming or jumbo loan programs. Typical underwriting characteristics that cause a mortgage to fall into the Alt-A classification may include, but are not limited to, inadequate loan documentation of a borrower’s financial information, debt-to-income ratios above normal lending limits, loan-to-value ratios above normal lending limits that do not have primary mortgage insurance, a borrower who is a temporary resident, and loans securing non-conforming types of real estate. Alt-A mortgages are generally issued to borrowers having higher Fair Isaac Credit Organization (FICO) scores, and the lender typically charges a slightly higher interest rate for such mortgages.

The Company considers sub-prime collateral to be mortgages that are first or second lien mortgage loans issued to sub-prime borrowers, as demonstrated by recent delinquent rent or housing payments or substandard FICO scores. Second-lien mortgage loans are also considered sub-prime. The Company considers prime collateral to be mortgages whose underwriting standards qualify the mortgage for regular conforming or jumbo loan programs. In addition, government agency collateral is considered to be mortgages securitized by government agencies both implicitly and explicitly backed by the full faith and credit of the U.S. Government.

NATIONWIDE LIFE INSURANCE COMPANY AND SUBSIDIARIES

(a wholly-owned subsidiary of Nationwide Financial Services, Inc.)

Notes to Consolidated Financial Statements, Continued

December 31, 2009, 2008 and 2007

For residential mortgage-backed securities, the following table summarizes as of the dates indicated the Company’s gross unrealized loss position categorized as investment grade vs. non-investment grade, for the period of time indicated, and based on the ratio of estimated fair value to amortized cost (in millions):

	Period of time for which unrealized loss has existed
	Investment Grade			Non-Investment Grade			Total
Ratio of estimated fair value to amortized cost	Less than or equal to one year	More than one year	Total	Less than or equal to one year	More than one year	Total	Less than or equal to one year	More than one year	Total
December 31, 2009:
99.9% - 80.0%	$29.0	$134.1	$163.1	$11.5	$41.5	$53.0	$40.5	$175.6	$216.1
79.9% - 50.0%	17.4	197.6	215.0	19.5	140.4	159.9	36.9	338.0	374.9
Below 50.0%	10.3	33.8	44.1	16.5	13.6	30.1	26.8	47.4	74.2

Total	$56.7	$365.5	$422.2	$47.5	$195.5	$243.0	$104.2	$561.0	$665.2

December 31, 2008:
99.9% - 80.0%	$47.7	$124.5	$172.2	$6.0	$10.3	$16.3	$53.7	$134.8	$188.5
79.9% - 50.0%	91.7	441.6	533.3	17.1	22.2	39.3	108.8	463.8	572.6
Below 50.0%	13.0	74.4	87.4	12.3	2.8	15.1	25.3	77.2	102.5

Total	$152.4	$640.5	$792.9	$35.4	$35.3	$70.7	$187.8	$675.8	$863.6

The Company evaluates its residential mortgage-backed securities for other-than-temporary impairment using multiple inputs. Loan level defaults are estimated using an option pricing approach in which the probability of borrower default increases as home equity declines. Other factors which influence the probability of default are debt-servicing, missed refinancing opportunities and geography. Loan level characteristics such as issuer, FICO score, payment terms, level of documentation, residency type, dwelling type and loan purpose are also utilized in the model along with historical performance, to estimate or measure the loan’s propensity to default. Additionally, the model takes into account loan age, seasonality, payment changes and exposure to refinancing as additional drivers of default. For transactions where loan level data is not available, the model uses a proxy based on the collateral characteristics. Loss severity in the model is a function of multiple factors, including but not limited to, the unpaid balance, interest rate, mortgage insurance ratios, assessed property value at origination, change in property valuation and loan-to-value ratio at origination. Prepayment speeds, both actual and estimated, are also considered. The cash flows generated by the collateral securing these securities are then determined based on these default, loss severity and prepayment assumptions. These collateral cash flows are then utilized, along with consideration for the issue’s position in the overall structure, to determine the cash flows associated with the residential mortgage-backed security held by the Company.

NATIONWIDE LIFE INSURANCE COMPANY AND SUBSIDIARIES

(a wholly-owned subsidiary of Nationwide Financial Services, Inc.)

Notes to Consolidated Financial Statements, Continued

December 31, 2009, 2008 and 2007

Commercial Mortgage-Backed Securities

The Company owns and manages commercial mortgage-backed securities, which are trust certificates or bonds offered to investors that are collateralized by a pool of commercial mortgage loans from which the principal and interest paid on those mortgages flows to investors. These investments in commercial mortgage-backed securities are generally characterized by securities that are collateralized by static, heterogeneous pools of mortgages on commercial real estate properties. Deals are generally diversified across property types, geography, borrowers, tenants, loan size, coupon and vintages. For commercial mortgage-backed securities, the following tables summarize, as of the dates indicated, the Company’s gross unrealized loss position categorized as investment grade vs. non-investment grade, for the period of time indicated, and based on the ratio of estimated fair value to amortized cost (in millions):

	Period of time for which unrealized loss has existed
	Investment Grade			Non-Investment Grade			Total
Ratio of estimated fair value to amortized cost	Less than or equal to one year	More than one year	Total	Less than or equal to one year	More than one year	Total	Less than or equal to one year	More than one year	Total
December 31, 2009:
99.9% - 80.0%	$4.2	$54.0	$58.2	$—	$—	$—	$4.2	$54.0	$58.2
79.9% - 50.0%	—	85.2	85.2	—	—	—	—	85.2	85.2
Below 50.0%	1.0	62.9	63.9	—	—	—	1.0	62.9	63.9

Total	$5.2	$202.1	$207.3	$—	$—	$—	$5.2	$202.1	$207.3

December 31, 2008:
99.9% - 80.0%	$19.8	$36.7	$56.5	$—	$—	$—	$19.8	$36.7	$56.5
79.9% - 50.0%	129.6	40.9	170.5	—	—	—	129.6	40.9	170.5
Below 50.0%	41.0	187.3	228.3	—	—	—	41.0	187.3	228.3

Total	$190.4	$264.9	$455.3	$—	$—	$—	$190.4	$264.9	$455.3

Commercial mortgage-backed securities’ cash flows are generated by an industry standard fixed income analytics system designed for asset backed securities. In addition, a third party default model is generally utilized within this service to apply loan specific probability of default, refinance risk and loss severity ratios to generate estimated cash flows. Default and prepayment assumptions are deal specific and include, but are not limited to, delinquency, property type, loan size, debt service coverage ratio, loan to value ratios and loan age.

NATIONWIDE LIFE INSURANCE COMPANY AND SUBSIDIARIES

(a wholly-owned subsidiary of Nationwide Financial Services, Inc.)

Notes to Consolidated Financial Statements, Continued

December 31, 2009, 2008 and 2007

Collateralized Debt Obligations

Collateralized debt obligations are asset-backed securities whose value is derived from the credit quality of the underlying corporate obligations. For collateralized debt obligations, the following tables summarize, as of the dates indicated, the Company’s gross unrealized loss position categorized as investment grade versus non-investment grade, for the period of time indicated, and based on the ratio of estimated fair value to amortized cost (in millions):

	Period of time for which unrealized loss has existed
	Investment Grade			Non-Investment Grade			Total
Ratio of estimated fair value to amortized cost	Less than or equal to one year	More than one year	Total	Less than or equal to one year	More than one year	Total	Less than or equal to one year	More than one year	Total
December 31, 2009:
99.9% - 80.0%	$0.4	$3.6	$4.0	$0.3	$15.8	$16.1	$0.7	$19.4	$20.1
79.9% - 50.0%	—	29.0	29.0	4.2	31.4	35.6	4.2	60.4	64.6
Below 50.0%	—	9.6	9.6	24.0	52.6	76.6	24.0	62.2	86.2

Total	$0.4	$42.2	$42.6	$28.5	$99.8	$128.3	$28.9	$142.0	$170.9

December 31, 2008:
99.9% - 80.0%	$7.0	$0.2	$7.2	$0.1	$0.6	$0.7	$7.1	$0.8	$7.9
79.9% - 50.0%	25.8	37.2	63.0	—	—	—	25.8	37.2	63.0
Below 50.0%	66.5	99.8	166.3	1.4	2.1	3.5	67.9	101.9	169.8

Total	$99.3	$137.2	$236.5	$1.5	$2.7	$4.2	$100.8	$139.9	$240.7

To generate the expected cash flows, agency NRSRO of the underlying corporate securities were used to develop default probabilities. Historical and forecasted loss severities were then applied to develop the expected losses within the security’s collateral pool. An independent data provider is then used to model each security’s structure and waterfall to determine cash flows at the security level. If a recovery estimate is not feasible, then the market’s view of cash flows implied by the current fair value, market discount rates, and effective yield are the primary factors used to estimate recovery.

Within the collateralized debt obligations security type are Pooled Trust Preferreds. Pooled Trust Preferreds are collateralized debt obligations where the collateral is regional bank and insurance company trust preferred securities. All banks in the pools were screened using data provided by U.S. Bank Rating service. The rating service score is a combination of the bank’s liquidity, asset quality, capital adequacy and profitability. The results of the analysis, as well as management’s evaluation of the results and broker research, are used to generate default rates which are modeled to create cash flows from the entire collateral pool underlying each pooled trust preferred security. An independent data provider is then used to model each security’s structure and payment waterfall to determine cash flows at the security level.

NATIONWIDE LIFE INSURANCE COMPANY AND SUBSIDIARIES

(a wholly-owned subsidiary of Nationwide Financial Services, Inc.)

Notes to Consolidated Financial Statements, Continued

December 31, 2009, 2008 and 2007

Unrealized Gains and Losses

The following table presents the components of net unrealized losses on securities available-for-sale, as of December 31:

(in millions)	2009	2008
Net unrealized losses, before adjustments and taxes	$(349.6)	$(2,743.2)
Change in fair value attributable to fixed maturity securities designated in fair value hedging relationships	(35.1)	(57.7)

Total net unrealized losses, before adjustments and taxes	(384.7)	(2,800.9)
Adjustment to deferred policy acquisition costs	31.0	615.9
Adjustment to value of business acquired	0.2	9.6
Adjustment to future policy benefits and claims	19.5	46.9
Adjustment to policyholder dividend obligation	(16.4)	74.9
Deferred federal income tax benefit	122.6	718.8

Net unrealized losses	$(227.8)	$(1,334.8)

The following table presents an analysis of the net change in net unrealized gains (losses) on securities available-for-sale before adjustments and taxes for the years ended December 31:

(in millions)	2009[1]	2008	2007
Fixed maturity securities	$2,381.7	$(2,682.2)	$(132.1)
Equity securities	11.9	(14.2)	(4.5)

Net increase (decrease)	$2,393.6	$(2,696.4)	$(136.6)

[1]

Includes the $384.2 million cumulative effect of adoption of accounting principle as of January 1, 2009 for the adoption of guidance impacting FASB ASC 320-10, Investments – Debt and Equity Securities.

The following table summarizes the Company’s accumulated other comprehensive losses recognized on debt securities which have credit losses in earnings, based on the adoption of guidance impacting FASB ASC 320-10, Investments – Debt and Equity Securities before federal income tax benefit, for the years ended December 31:

(in millions)	2009
Cumulative adoption of accounting principle as of January 1	$(384.2)
Net unrealized gains in the period	38.3

Total[1]	$(345.9)

[1]	Includes $417.5 million of other-than-temporary impairment losses recognized in other comprehensive income for the year ended December 31, 2009.

The Company’s practice is to disclose in the table above both the non-credit portion of the other-than-temporary impairment losses recognized in other comprehensive income and any subsequent changes in the fair value of those debt securities, which could result in a net unrealized gain.

NATIONWIDE LIFE INSURANCE COMPANY AND SUBSIDIARIES

(a wholly-owned subsidiary of Nationwide Financial Services, Inc.)

Notes to Consolidated Financial Statements, Continued

December 31, 2009, 2008 and 2007

Mortgage Loans on Real Estate, Securitization and Real Estate

As of December 31, 2009 and 2008, the carrying value, net of specific reserves, of commercial mortgage loans on real estate considered specifically reserved was $154.8 million and $39.9 million, respectively, for which a $36.4 million and $14.4 million specific reserve had been established, respectively. No specific reserve exists for collateral dependent commercial mortgage loans for which the fair value of the collateral is estimated to be greater than the carrying value.

The following table summarizes activity in the valuation allowance account for mortgage loans on real estate for the years ended December 31:

(in millions)	2009	2008	2007
Allowance, beginning of period	$42.4	$24.8	$36.0
Net change in allowance	35.0	17.6	(11.2)

Allowance, end of period	$77.4	$42.4	$24.8

The Company has securitized commercial mortgage loans on real estate to third parties. The Company, as the transferor, has continuing involvement in these loans which consists of receiving servicing fees on loans which the Company has transferred.

The Company did not participate in any securitization arrangements during the years ended December 31, 2009 and 2008. The Company received $0.6 million, during the years ended December 31, 2009 and 2008, in servicing fees related to financial assets where there is a continuing involvement from the securitization of commercial mortgage loans on real estate. During 2007, the Company received proceeds of $928.0 million from the securitization of commercial mortgage loans on real estate to third parties, experienced realized losses of $7.3 million on these loans, and received $0.7 million in servicing fees related to loans securitized in 2007 and before.

The Company provided a representations and warranties letter to the transferee for each securitization arrangement. If it is found that the Company has made a misrepresentation, it could be required to provide financial support to the transferee or its beneficial interest holders. For the years ended December 31, 2009, 2008 and 2007, the Company was not required to provide any financial or other support that it was not previously contractually required to provide to the transferee or its beneficial interest holders.

Real estate held for use was $1.8 million and $9.8 million as of December 31, 2009 and 2008, respectively. These assets are carried at cost less accumulated depreciation, which was $0.4 million and $2.1 million as of December 31, 2009 and 2008, respectively. The carrying value of real estate held for sale was $7.1 million and $6.8 million as of December 31, 2009 and 2008, respectively.

Securities Lending

The Company, through an agent, lends certain portfolio holdings and in turn receives cash collateral with the objective of increasing the yield on its investments. The cash collateral is invested in high-quality, short-term and long-term investments. The Company’s policy requires the maintenance of collateral of a minimum of 102% of the fair value of the securities loaned. Net returns on the investments, after payment of a rebate to the borrower, are shared between the Company and its agent. Both the borrower and the Company can request or return the loaned securities at any time. The Company maintains ownership of the loaned securities at all times and is entitled to receive from the borrower any payments for interest or dividends received on such securities during the loan term. The Company recognizes loaned securities as part of its investments available-for-sale. The Company also recognizes the short-term and other long-term investments acquired with the cash collateral and its obligation to return such collateral to the borrower in short-term investments and fixed maturity securities and other liabilities, respectively.

NATIONWIDE LIFE INSURANCE COMPANY AND SUBSIDIARIES

(a wholly-owned subsidiary of Nationwide Financial Services, Inc.)

Notes to Consolidated Financial Statements, Continued

December 31, 2009, 2008 and 2007

As of December 31, 2009 and December 31, 2008, the Company had received $41.4 million and $419.9 million, respectively, of cash collateral on securities lending. The Company had not received any non-cash collateral on securities lending as of December 31, 2009 and December 31, 2008. As of December 31, 2009 and December 31, 2008, the Company had loaned securities with a fair value of $40.0 million and $407.1 million, respectively.

Assets on Deposit, Held in Trust and Pledged as Collateral

Fixed maturity securities with an amortized cost of $19.2 million and $28.0 million were on deposit with various regulatory agencies as required by law as of December 31, 2009 and 2008, respectively,. These securities continue to be included in fixed maturity securities on the consolidated balance sheets.

Net Investment Income

The following table summarizes net investment income from continuing operations by investment type for the years ended December 31:

(in millions)	2009	2008	2007
Securities available-for-sale:
Fixed maturity securities	$1,465.1	$1,477.3	$1,518.5
Equity securities	1.9	5.3	5.0
Mortgage loans on real estate	445.4	497.1	554.1
Short-term investments	6.4	16.8	31.2
Other	17.0	(75.1)	152.0

Gross investment income	1,935.8	1,921.4	2,260.8
Less investment expenses	56.7	56.7	68.6

Net investment income	$1,879.1	$1,864.7	$2,192.2

NATIONWIDE LIFE INSURANCE COMPANY AND SUBSIDIARIES

(a wholly-owned subsidiary of Nationwide Financial Services, Inc.)

Notes to Consolidated Financial Statements, Continued

December 31, 2009, 2008 and 2007

Net Realized Investment Gains and Losses

The following table summarizes net realized investment gains (losses) from continuing operations by source for the years ended December 31:

(in millions)	2009	2008	2007
Total net derivatives gains (losses)[1,2]	399.8	(330.3)	(55.9)
Total realized gains on sales	191.7	40.2	93.3
Total realized losses on sales	(112.8)	(40.7)	(85.2)
Valuation (losses) gains[3]	(20.7)	(55.8)	1.9
Other	(4.2)	38.8	(1.3)

Net realized investment gains (losses)	$453.8	$(347.8)	$(47.2)

[1]

Includes gains of $413.6 million and losses of $500.7 million, and $26.7 million on derivatives and embedded derivatives associated with living benefit contracts for the years ended December 31, 2009, 2008, and 2007, respectively.

[2]

Includes losses of $171.8 million and gains of $109.4 million on derivatives associated with death benefit contracts for the years ended December 31, 2009 and 2008, respectively. There were no material gains or losses on derivatives associated with death benefit contracts during 2007.

[3]	Includes valuation of trading securities, mark-to-market valuation of mortgage loans held for sale, and changes in the valuation allowance not related to specific mortgage loans on real estate.

Proceeds from the sale of securities available-for-sale during 2009, 2008 and 2007 were $4.21 billion, $4.31 billion and $4.98 billion, respectively. During 2009 and 2008, gross gains of $189.0 million and $35.7 million, respectively, and gross losses of $70.3 million and $25.3 million, respectively, were realized on those sales.

NATIONWIDE LIFE INSURANCE COMPANY AND SUBSIDIARIES

(a wholly-owned subsidiary of Nationwide Financial Services, Inc.)

Notes to Consolidated Financial Statements, Continued

December 31, 2009, 2008 and 2007

Other-Than-Temporary and Other Investment Impairment Losses

The following table summarizes other-than-temporary impairments for the years ended December 31:

(in millions)	Gross	Included in OCI	Net
2009:
Fixed maturity securities[1]	$906.8	$(417.5)	$489.3
Equity securities	7.1	—	7.1
Mortgage loans	71.8	—	71.8
Other	6.4	—	6.4

Total other-than-temporary impairment losses	$992.1	$(417.5)	$574.6

		2008	2007
Total Impairments:
Fixed maturity securities[1]		$1,052.2	$108.5
Equity securities		60.2	—
Mortgage loans		14.6	4.1
Other		3.7	5.1

Total other-than-temporary impairment losses		$1,130.7	$117.7

[1]

Declines in the creditworthiness of the issuer of hybrid securities with both debt and equity-like features requires the use of the equity model in analyzing the security for other-than-temporary impairment. For the year ended December 31, 2009, the Company recognized $167.6 million in other-than-temporary impairments related to these securities compared to $89.5 million and none for the years ended December 31, 2008 and 2007, respectively.

NATIONWIDE LIFE INSURANCE COMPANY AND SUBSIDIARIES

(a wholly-owned subsidiary of Nationwide Financial Services, Inc.)

Notes to Consolidated Financial Statements, Continued

December 31, 2009, 2008 and 2007

The following table summarizes the cumulative amounts related to the Company’s credit loss portion of the other-than-temporary-impairment losses on debt securities held as of December 31, 2009 that the Company does not intend to sell and it is not more likely than not that the Company will be required to sell the security prior to recovery of the amortized cost basis and for which the non-credit portion of the loss is included in other comprehensive income:

(in millions)
Cumulative credit loss as of January 1, 2009[1]	$507.5
New credit losses	168.4
Incremental credit losses[2]	71.9

Subtotal	747.8
Less:
Losses related to securities included in the beginning balance sold or paid down during the period	(267.3)
Losses related to securities included in the beginning balance for which there was a change in intent[3]	(63.1)
Increases in cash flows expected to be collected for securities included in the beginning balance	—

Cumulative credit loss as of December 31, 2009[1]	$417.4

[1]

The cumulative credit loss amount excludes other-than-temporary-impairment losses on securities held as of the periods indicated that the Company intends to sell or it is more likely than not that the Company will be required to sell the security before the recovery of the amortized cost basis.

[2]	On securities included in the beginning balance.

[3]

Securities for which a credit-related other-than-temporary impairment loss was previously recorded that the Company now intends to sell or is more likely than not it will be required to sell before recovery of the amortized cost basis and has transferred the non-credit portion of loss previously recorded in other comprehensive income to earnings during the period. Also includes hybrid securities that had previously been evaluated for other-than-temporary impairment based on the criteria as a debt security, but in the current period are evaluated as an equity security due to declines in the creditworthiness of the issuer.

(7)	Deferred Policy Acquisition Costs

During the fourth quarter of 2009, the Company’s recorded balance of individual variable annuity DAC fell outside the Company’s preset parameters for the prescribed period, which primarily was driven by the continued market recovery and favorable market performance compared to assumed net separate account returns. Accordingly, the Company recalculated DAC using revised best estimate assumptions, which resulted in a increase in DAC and other related balances, including sales inducement assets, and an decrease in DAC amortization and other related balances of $218.5 million pre-tax in the Individual Investments segment. The Company used the reversion to the mean process with the anchor date that was reset during the second quarter 2007 unlocking as described below. The Company evaluated the assumed separate account performance level over the next three years and determined that the assumptions inherent in the reversion period were reasonable. The annual net separate account growth rate for the mean reversion period is 15%, the maximum rate under the Company’s parameters.

NATIONWIDE LIFE INSURANCE COMPANY AND SUBSIDIARIES

(a wholly-owned subsidiary of Nationwide Financial Services, Inc.)

Notes to Consolidated Financial Statements, Continued

December 31, 2009, 2008 and 2007

During the second quarter of 2009, the Company conducted its annual comprehensive review of model assumptions used to project DAC and other related balances, including sales inducement assets, VOBA and unearned revenue reserves. The review covered all assumptions including mortality, lapses, expenses and general and separate account returns. As a result of this review, certain assumptions were unlocked (DAC unlock). The unlocked assumptions primarily related to lower expected investment spreads and separate account returns across all segments.

The pre-tax positive (negative) impact on the Company’s assets and liabilities as a result of the unlocking of assumptions during 2009 was as follows:

(in millions)	DAC	VOBA	Unearned Revenue Reserves	Sales Inducement Assets	Total
Segment:
Individual Investments	$191.9	$—	$—	$10.9	$202.8
Retirement Plans	(8.2)	—	—	—	(8.2)
Individual Protection	(43.9)	(13.2)	10.9	—	(46.2)

Total	$139.8	$(13.2)	$10.9	$10.9	$148.4

During the fourth quarter of 2008, the Company’s recorded balance of individual variable annuity DAC fell outside the Company’s preset parameters, which primarily was driven by continued unfavorable market performance compared to assumed net separate account returns. Management made a determination that it was not reasonably possible to get back within the preset parameters during the remaining prescribed period. Accordingly, the Company recalculated DAC using revised best estimate assumptions, which resulted in a decrease in DAC and an increase in DAC amortization and other related balances of $243.1 million pre-tax in the Individual Investments segment. The Company used the reversion to the mean process with the anchor date that was reset during the second quarter 2007 unlocking as described below. The Company evaluated the assumed separate account performance level over the next three years and determined that the assumptions inherent in the reversion period were reasonable. The annual net separate account growth rate for the mean reversion period is 15%, the maximum rate under the Company’s parameters.

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

NATIONWIDE LIFE INSURANCE COMPANY AND SUBSIDIARIES

(a wholly-owned subsidiary of Nationwide Financial Services, Inc.)

Notes to Consolidated Financial Statements, Continued

December 31, 2009, 2008 and 2007

The pre-tax positive (negative) impact on the Company’s assets and liabilities as a result of the unlocking of assumptions during the year ended December 31, 2008 was as follows:

(in millions)	DAC	VOBA	Unearned Revenue Reserves	Sales Inducement Assets	Total
Segment:
Individual Investments	$(429.1)	$(2.6)	$—	$(0.6)	$(432.3)
Retirement Plans	(2.3)	—	—	—	(2.3)
Individual Protection	(2.8)	7.5	3.2	—	7.9

Total	$(434.2)	$4.9	$3.2	$(0.6)	$(426.7)

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

Accordingly, the second quarter 2007 unlocking process included changes in several assumptions, including assumptions affecting net separate account investment performance. This unlocking resulted in a net increase in DAC and a benefit to DAC amortization and other related balances totaling $216.5 million pre-tax. First, the Company reset the anchor date for its reversion to the mean calculations, which increased the annual net separate account growth rate to 7% during the first three years of the projection period from 0% (which was the rate of return for the three-year reversion period required from the previous anchor date). Second, as a result of its current analysis, including its evaluation of ongoing trends and expectations regarding financial market performance, the Company unlocked and reset its long-term assumption for net separate account growth rates to 7% from 8%. This decreased the net separate account growth rate by 1% to 7% for all years subsequent to the three-year reversion period. The combination of resetting these two factors resulted in a $161.9 million increase in DAC and benefit to DAC amortization and other related balances. The impact of changing the annual net separate account growth rate from 0% to 7% during the three-year reversion period had a much larger effect on the DAC balance when compared to the 1% incremental change in the long-term assumption for net separate account investment performance. The remainder of the increase in DAC and benefit to DAC amortization and other related balances resulting from the DAC unlocking process primarily was related to the recorded balance of individual variable annuity DAC falling outside the Company’s preset parameters for the prescribed period, which was driven by favorable market performance in excess of the assumed net separate account returns. Accordingly, the Company recalculated DAC using revised best estimate assumptions, which resulted in a $78.8 million increase in DAC and benefit to DAC amortization and other related balances. This was partially offset by a $24.2 million decrease in DAC and increase in DAC amortization and other related balances due to increasing estimated lapse rates for fixed annuity and BOLI products.

During the second quarter of 2007, the Company added a new feature to its existing GLWB rider, Lifetime Income (L.inc). This new feature resulted in a substantial change in the existing contracts and, therefore, an extinguishment of the DAC associated with those contracts pursuant to the American Institute of Certified Public Accountants’ Statement of Position 05-1, Accounting by Insurance Enterprises for Deferred Acquisition Costs in Connection with Modifications or Exchanges of Insurance Contracts. As a result, the Company eliminated existing DAC and other related balances resulting in a $135.0 million pre-tax charge.

NATIONWIDE LIFE INSURANCE COMPANY AND SUBSIDIARIES

(a wholly-owned subsidiary of Nationwide Financial Services, Inc.)

Notes to Consolidated Financial Statements, Continued

December 31, 2009, 2008 and 2007

The pre-tax positive (negative) impact on the Company’s assets and liabilities as a result of the unlocking of these assumptions during the second quarter of 2007 was as follows:

(in millions)	DAC	VOBA	Unearned Revenue Reserves	Sales Inducement Assets	Total
Segment:
Individual Investments	$(208.9)	$—	$—	$12.5	$(196.4)
Retirement Plans	(10.5)	—	—	—	(10.5)
Individual Protection	(16.4)	5.1	1.7	—	(9.6)

Total	$(235.8)	$5.1	$1.7	$12.5	$(216.5)

The following table presents a reconciliation of DAC for the years ended December 31:

(in millions)	2009	2008
Balance at beginning of period	$4,523.8	$4,095.6
Capitalization of DAC	513.0	587.6
Amortization of DAC, excluding unlocks	(605.4)	(257.4)
Amortization of DAC, related to unlocks	139.8	(434.2)
Adjustments to DAC related to unrealized gains and losses on securities available-for-sale and other	(588.1)	532.2

Balance at end of period	$3,983.1	$4,523.8

(8)	Value of Business Acquired and Other Intangible Assets

The following table presents a reconciliation of VOBA for the years ended December 31:

(in millions)	2009	2008
Balance at beginning of period	$334.0	$354.8
Amortization of VOBA	(49.4)	(31.4)
Net realized losses on investments	1.7	1.9
Other	—	0.5

Subtotal	286.3	325.8
Change in unrealized (loss) gain on available-for-sale securities	(9.4)	8.2

Balance at end of period	$276.9	$334.0

Interest on the unamortized VOBA balance (at interest rates ranging from 4.50% to 7.56%) is included in amortization and was $20.1 million, $22.4 million and $24.8 million during the years ended December 31, 2009, 2008 and 2007, respectively.

NATIONWIDE LIFE INSURANCE COMPANY AND SUBSIDIARIES

(a wholly-owned subsidiary of Nationwide Financial Services, Inc.)

Notes to Consolidated Financial Statements, Continued

December 31, 2009, 2008 and 2007

The following table summarizes intangible assets as of December 31:

(in millions)	Initial useful life[1]	2009		2008
		Gross carrying amount	Accumulated amortization	Gross carrying amount	Accumulated amortization
Amortizing:
VOBA	28 years	$594.9	$318.0	$594.9	$270.5
Distribution forces	20 years	7.0	7.0	7.0	1.3

Total intangible assets		$601.9	$325.0	$601.9	$271.8

[1]	The initial useful life was based on applicable assumptions. Actual periods are subject to revision based on variances from assumptions and other relevant factors.

During the fourth quarter of 2009, the Company recorded a $5.4 million pre-tax impairment charge on intangible assets associated with the NFN retirement services distribution channel.

During 2009, the Company fully amortized intangible assets related to NLICA and NLACA state insurance licenses, which resulted in a $7.8 million pre-tax charge. The state insurance licenses had indefinite useful lives and were not previously amortized. Due to the merger with NLIC and NLAIC, respectively, on December 31, 2009, the NLICA and NLACA state insurance licenses are no longer required as the surviving entities have the required state insurance licenses to conduct business on existing NLICA and NLACA products. The Company will surrender the state insurance licenses back to each state. See Note 1 for a description of the merger transaction between these entities.

During 2008, the Company recorded a $19.7 million pre-tax impairment charge on career agency force and independent agency force intangible assets associated with its plan to exit the NFN professional consulting group sales channel and selling arrangement changes for the independent agency force.

The Company’s annual impairment testing performed as of June 30, did not result in material impairment losses on intangible assets during 2009, 2008 and 2007.

Based on current assumptions, which are subject to change, the following table summarizes estimated amortization for the next five years ended December 31:

(in millions)	VOBA
2010	$28.8
2011	24.2
2012	21.9
2013	19.4
2014	16.0

NATIONWIDE LIFE INSURANCE COMPANY AND SUBSIDIARIES

(a wholly-owned subsidiary of Nationwide Financial Services, Inc.)

Notes to Consolidated Financial Statements, Continued

December 31, 2009, 2008 and 2007

(9)	Goodwill

The following table summarizes changes in the carrying value of goodwill by segment for the years indicated:

(in millions)	Retirement Plans	Individual Protection	Total
Balance as of December 31, 2007	$25.4	$174.4	$199.8
Adjustments	—	—	—

Balance as of December 31, 2008	25.4	174.4	199.8
Adjustments	—	—	—

Balance as of December 31, 2009	$25.4	$174.4	$199.8

The Company’s 2009 annual impairment testing did not result in any impairments on existing goodwill. As of the 2009 annual impairment testing, the fair value of the reporting units with goodwill was in excess of the carrying value. The goodwill balances as of 12/31/09 have not been previously impaired.

NATIONWIDE LIFE INSURANCE COMPANY AND SUBSIDIARIES

(a wholly-owned subsidiary of Nationwide Financial Services, Inc.)

Notes to Consolidated Financial Statements, Continued

December 31, 2009, 2008 and 2007

(10)	Closed Block

The amounts shown in the following tables for assets, liabilities, revenues and expenses of the closed block are those that enter into the determination of amounts that are to be paid to policyholders.

The following table summarizes financial information for the closed block as of December 31:

(in millions)	2009	2008
Liabilities:
Future policyholder benefits	$1,818.0	$1,844.2
Policyholder funds and accumulated dividends	142.9	142.7
Policyholder dividends payable	28.7	31.7
Policyholder dividend obligation	48.7	(62.2)
Other policy obligations and liabilities	13.8	9.2

Total liabilities	2,052.1	1,965.6

Assets:
Fixed maturity securities available-for-sale, at estimated fair value	1,236.2	1,082.1
Mortgage loans on real estate	263.2	294.8
Policy loans	190.5	197.9
Other assets	135.4	152.3

Total assets	1,825.3	1,727.1

Excess of reported liabilities over assets	226.8	238.5

Portion of above representing other comprehensive income:
Increase (decrease) in unrealized gain on fixed maturity securities available-for-sale	90.8	(88.6)
Adjustment to policyholder dividend obligation	(90.8)	88.6

Total	—	—

Maximum future earnings to be recognized from assets and liabilities	$226.8	$238.5

Other comprehensive income:
Fixed maturity securities available-for-sale:
Fair value	$1,236.2	$1,082.1
Amortized cost	1,252.6	1,157.0
Shadow policyholder dividend obligation	(16.4)	74.9

Net unrealized appreciation	$—	$—

NATIONWIDE LIFE INSURANCE COMPANY AND SUBSIDIARIES

(a wholly-owned subsidiary of Nationwide Financial Services, Inc.)

Notes to Consolidated Financial Statements, Continued

December 31, 2009, 2008 and 2007

The following table summarizes closed block operations for the years ended December 31:

(in millions)	2009	2008	2007
Revenues:
Premiums	$89.6	$92.9	$95.7
Net investment income	105.6	108.9	102.5
Realized investment gains (losses)	1.8	(40.9)	(1.5)
Realized (losses) gains credited to to policyholder benefit obligation	(5.8)	36.9	(2.5)

Total revenues	191.2	197.8	194.2

Benefits and expenses:
Policy and contract benefits	132.9	131.1	136.4
Change in future policyholder benefits and interest credited to policyholder accounts	(24.4)	(17.4)	(19.3)
Policyholder dividends	59.2	62.9	61.1
Change in policyholder dividend obligation	4.4	2.6	(3.6)
Other expenses	1.1	1.2	1.2

Total benefits and expenses	173.2	180.4	175.8

Total revenues, net of benefits and expenses, before federal income tax expense	18.0	17.4	18.4
Federal income tax expense	6.3	6.1	6.4

Revenues, net of benefits and expenses and federal income tax expense	$11.7	$11.3	$12.0

Maximum future earnings from assets and liabilities:
Beginning of period	$238.5	$249.8	$261.8
Change during period	(11.7)	(11.3)	(12.0)

End of period	$226.8	$238.5	$249.8

Cumulative closed block earnings from inception through December 31, 2009 and 2008 were higher than expected as determined in the actuarial calculation. Therefore, policyholder dividend obligations (excluding the adjustment for unrealized gains on available-for-sale securities) were $32.3 million and $12.7 million as of December 31, 2009 and 2008, respectively.

NATIONWIDE LIFE INSURANCE COMPANY AND SUBSIDIARIES

(a wholly-owned subsidiary of Nationwide Financial Services, Inc.)

Notes to Consolidated Financial Statements, Continued

December 31, 2009, 2008 and 2007

(11)	Variable Contracts

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

The GLWB, offered in the Company’s L.inc, is a living benefit that provides for enhanced retirement income security without the liquidity loss associated with annuitization. The withdrawal rates vary based on the age when withdrawals begin and are applied to a benefit base to determine the guaranteed lifetime income amount available to a contractholder. The benefit base is equal to the variable annuity premium at contract issuance and may increase as a result of a ratchet feature that is driven by account performance and a roll-up feature that is driven by policy duration.

NATIONWIDE LIFE INSURANCE COMPANY AND SUBSIDIARIES

(a wholly-owned subsidiary of Nationwide Financial Services, Inc.)

Notes to Consolidated Financial Statements, Continued

December 31, 2009, 2008 and 2007

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

NATIONWIDE LIFE INSURANCE COMPANY AND SUBSIDIARIES

(a wholly-owned subsidiary of Nationwide Financial Services, Inc.)

Notes to Consolidated Financial Statements, Continued

December 31, 2009, 2008 and 2007

All GMAB contracts with the hybrid GMAB/GLWB rider are included with GMAB contracts in the following tables. The following table summarizes the account values and net amount at risk, net of reinsurance, for variable annuity contracts with guarantees invested in both general and separate accounts as of December 31 (a contract may contain multiple guarantees):

	2009					2008
(in millions)	General account value	Separate account value	Total account value	Net amount at risk[1]	Wtd. avg. attained age	General account value	Separate account value	Total account value	Net amount at risk[1]	Wtd. avg. attained age
GMDB:
Return of premium	$728.8	$5,859.6	$6,588.4	$99.5	61	$912.1	$5,082.2	$5,994.3	$440.6	60
Reset	1,622.4	12,406.1	14,028.5	899.5	64	2,282.3	10,259.8	12,542.1	2,477.7	64
Ratchet	1,181.3	13,835.5	15,016.8	1,772.4	67	1,877.7	10,545.7	12,423.4	3,775.3	67
Rollup	41.8	258.7	300.5	17.7	73	48.5	241.9	290.4	25.9	72
Combo	229.1	1,577.3	1,806.4	325.6	69	306.0	1,398.1	1,704.1	621.2	69

Subtotal	3,803.4	33,937.2	37,740.6	3,114.7	65	5,426.6	27,527.7	32,954.3	7,340.7	65
Earnings enhancement	16.5	373.4	389.9	19.6	64	28.1	305.4	333.5	7.2	63

Total - GMDB	$3,819.9	$34,310.6	$38,130.5	$3,134.3	65	$5,454.7	$27,833.1	$33,287.8	$7,347.9	65

GMAB[2]:
5 Year	$383.0	$2,639.8	$3,022.8	$171.5	N/A	$607.0	$2,260.6	$2,867.6	$499.0	N/A
7 Year	393.6	2,151.9	2,545.5	180.4	N/A	451.6	1,814.3	2,265.9	482.9	N/A
10 Year	70.2	684.6	754.8	39.5	N/A	80.2	597.7	677.9	132.2	N/A

Total - GMAB	$846.8	$5,476.3	$6,323.1	$391.4	N/A	$1,138.8	$4,672.6	$5,811.4	$1,114.1	N/A

GMIB[3]:
Ratchet	$16.3	$242.0	$258.3	$0.3	N/A	$16.2	$228.5	$244.7	$5.6	N/A
Rollup	46.6	625.6	672.2	0.4	N/A	47.1	612.4	659.5	1.3	N/A
Combo	—	0.2	0.2	—	N/A	—	0.1	0.1	—	N/A

Total - GMIB	$62.9	$867.8	$930.7	$0.7	N/A	$63.3	$841.0	$904.3	$6.9	N/A

GLWB:
L.inc	$229.7	$7,056.7	$7,286.4	$67.3	N/A	$72.4	$3,248.4	$3,320.8	$571.5	N/A
Porfolio income insurance	—	20.7	20.7	—	N/A	—	—	—	—	N/A

Total - GLWB	$229.7	$7,077.4	$7,307.1	$67.3	N/A	$72.4	$3,248.4	$3,320.8	$571.5	N/A

[1]

Net amount at risk is calculated on a seriatim basis and equals the respective guaranteed benefit less the account value (or zero if the account value exceeds the guaranteed benefit). As it relates to GMIB, net amount at risk is calculated as if all policies were eligible to annuitize immediately, although all GMIB options have a waiting period of at least 7 years from issuance.

[2]	GMAB contracts with the hybrid GMAB/GLWB rider had account values of $5.32 billion and $4.59 billion as of December 31, 2009 and 2008, respectively.

[3]	The weighted average period remaining until expected annuitization is not meaningful and has not been presented because there is currently no material GMIB exposure.

Net amount at risk is highly sensitive to changes in financial market movements. See Note 5, Derivatives Not Qualifying for Hedge Accounting – Equity Market Risk Management, for a discussion of the Company’s risk management practices with respect to financial market exposure.

NATIONWIDE LIFE INSURANCE COMPANY AND SUBSIDIARIES

(a wholly-owned subsidiary of Nationwide Financial Services, Inc.)

Notes to Consolidated Financial Statements, Continued

December 31, 2009, 2008 and 2007

The following table summarizes account balances of variable annuity contracts that were invested in separate accounts as of December 31:

(in millions)	2009	2008
Mutual funds:
Bond	$4,920.2	$4,370.3
Domestic equity	24,598.8	18,676.2
International equity	3,046.9	2,421.4

Total mutual funds	32,565.9	25,467.9
Money market funds	1,473.4	2,146.4

Total	$34,039.3	$27,614.3

The following table summarizes the reserve balances, net of reinsurance, for variable annuity contracts with guarantees as of December 31:

(in millions)	2009	2008
Living benefit riders	$265.9	$1,698.0
GMDB	67.0	193.4
GMIB	3.1	5.5

The Company’s living benefit riders represent an embedded derivative in a variable annuity contract that is required to be separated from, and valued apart from, the host variable annuity contract. The embedded derivatives are carried at fair value. Subsequent changes in the fair value of the embedded derivatives are recognized in earnings as a component of net realized investment gains and losses. The fair value of the embedded derivatives is calculated based on a combination of capital market and actuarial assumptions. Projections of cash flows inherent in the valuation of the embedded derivative incorporate numerous assumptions including, but not limited to, expectations of contractholder persistency, contractholder withdrawal patterns, risk neutral market returns, correlations of market returns and market return volatility. As of December 31, 2009 and 2008, the net balance of the embedded derivatives for living benefits was a liability of $265.9 million and a liability of $1.70 billion, respectively. The GLWB component of living benefit riders was immaterial in 2009 and $699.9 million in 2008, respectively.

The Company’s incurred and paid amounts for living benefit features were immaterial for the years ended December 31, 2009 and 2008. The incurred and paid amounts were immaterial for 2008. The Company does not expect any meaningful level of claims under the living benefit features for several years and believes the impact of claims is expected to be mitigated by its economic hedging program.

During the year ended December 31, 2009, the Company recorded net realized investment gains on living benefit embedded derivatives and related economic hedging gains of $413.6 million. These gains were comprised of $1.50 billion of net realized investment gains on living benefit embedded derivatives and $1.08 billion of related economic hedging losses. The net realized investment gains on living benefit embedded derivatives primarily resulted from higher interest rates, lower volatility assumptions and an increase to the nonperformance component of the discount rate. The increase in net realized investment gains on embedded derivatives increased amortization of DAC by $389.6 million in 2009 compared to 2008, which is included in the Corporate and Other segment.

NATIONWIDE LIFE INSURANCE COMPANY AND SUBSIDIARIES

(a wholly-owned subsidiary of Nationwide Financial Services, Inc.)

Notes to Consolidated Financial Statements, Continued

December 31, 2009, 2008 and 2007

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

The Company’s incurred and paid amounts for GMDBs were $132.4 million for the year ended December 31, 2009 compared to $67.1 million for the year ended December 31, 2008.

The following assumptions and methodology were used to determine the GMDB claim reserves as of December 31, 2009 and 2008:

•

Data used was based on a combination of historical numbers and future projections generally involving 250 and 50 probabilistically generated economic scenarios as of December 31, 2009 and 2008, respectively

•	Mean gross equity performance – 10.4% and 8.1% as of December 31, 2009 and 2008, respectively

•	Equity volatility – 18.0% and 18.7% as of December 31, 2009 and 2008, respectively

•	Mortality – 91% of Annuity 2000 Basic table for males, 101% for females as of December 31, 2009; and 100% of Annuity 2000 tables as of December 31, 2008

•	Asset fees – equivalent to mutual fund and product loads

•	Discount rate – approximately 7.0%

Lapse rate assumptions vary by duration as shown below:

December 31, 2009 Duration (years)	1	2	3	4	5	6	7	8	9	10+

Minimum	1.0%	2.0%	2.5%	3.0%	5.0%	6.0%	7.0%	7.0%	10.0%	10.0%
Maximum	3.5%	2.0%	4.0%	4.5%	35.0%	40.0%	18.5%	32.5%	32.5%	18.5%

December 31, 2008 Duration (years)	1	2	3	4	5	6	7	8	9	10+

Minimum	1.0%	2.0%	2.0%	3.0%	4.5%	6.0%	7.0%	7.0%	11.5%	11.5%
Maximum	1.5%	2.5%	4.0%	4.5%	40.0%	41.5%	21.5%	35.0%	35.0%	18.5%

The Company’s incurred and paid amounts for GMIBs were $7.2 million for the years ended December 31, 2009. The incurred and paid amounts were immaterial for 2008.

The Company did not transfer assets from the general account to the separate account for any of its variable annuity contracts during the years ended December 31, 2009 and 2008.

NATIONWIDE LIFE INSURANCE COMPANY AND SUBSIDIARIES

(a wholly-owned subsidiary of Nationwide Financial Services, Inc.)

Notes to Consolidated Financial Statements, Continued

December 31, 2009, 2008 and 2007

The following table summarizes account balances of variable universal life insurance contracts that were invested in separate accounts as of December 31:

(in millions)	2009	2008
Mutual funds:
Bond	$452.8	$412.7
Domestic equity	2,996.3	2,459.5
International equity	416.9	334.6

Total mutual funds	3,866.0	3,206.8
Money market funds	257.0	295.0

Total	$4,123.0	$3,501.8

(12)	Short-Term Debt

The following table summarizes short-term debt as of December 31:

(in millions)	2009	2008
$800.0 million commercial paper program	$150.0	$149.9
$350.0 million securities lending program facility	—	99.8

Total short-term debt	$150.0	$249.7

The Company has entered into an agreement with its custodial bank to borrow against the cash collateral that is posted in connection with its securities lending program. This is an uncommitted facility contingent on the liquidity of the securities lending program. The borrowing facility was established to fund commercial mortgage loans that were originated with the intent of sale through securitization. The maximum amount available under the agreement is $350.0 million. The borrowing rate on this program is equal to one-month U.S. London Interbank Offered Rate (LIBOR). On July 31, 2009, the Company paid down the $99.7 million principal balance on the securities lending program facility. The Company had no amounts outstanding under this agreement as of December 31, 2009 compared to $99.8 million as of December 31, 2008.

The Company has available as a source of funds a $1.00 billion revolving credit facility entered into by NFS, NLIC and NMIC with a maturity of May 13, 2010. The facility provides for several and not joint liability with respect to any amount drawn by any party. The facility contains covenants, including, but not limited to, requirements that NMIC maintain statutory surplus in excess of $5.30 billion, the Company’s debt not exceed 40% of tangible net worth, as defined, and that NLIC maintain statutory surplus in excess of $1.67 billion. A breach by any borrower of the financial covenants will impact the availability of the line for the other borrowers and may accelerate payment. NMIC had no amounts outstanding under this agreement as of December 31, 2009. NLIC also has an $800.0 million commercial paper program and rating agency guidelines recommend that NLIC maintain minimum liquidity backup, which includes cash and liquid assets as well as committed bank lines, equal to 50% of any amounts outstanding under the commercial paper program. Therefore, availability under the aggregate $1.00 billion credit facility is reduced by the amount outstanding in excess of available cash and liquid assets. NLIC had $150.0 million of commercial paper outstanding at December 31, 2009 at a weighted average interest rate of 0.29% and $149.9 million outstanding at December 31, 2008 at a weighted average interest rate of 2.07%.

The Company paid interest on short-term debt totaling $1.3 million, $8.3 million, and $15.0 million in 2009, 2008 and 2007, respectively.

NATIONWIDE LIFE INSURANCE COMPANY AND SUBSIDIARIES

(a wholly-owned subsidiary of Nationwide Financial Services, Inc.)

Notes to Consolidated Financial Statements, Continued

December 31, 2009, 2008 and 2007

(13)	Long-Term Debt

The following table summarizes surplus notes payable to NFS as of December 31:

(in millions)	2009	2008
8.15% surplus note, due June 27, 2032	$300.0	$300.0
7.50% surplus note, due December 17, 2031	300.0	300.0
6.75% surplus note, due December 23, 2033	100.0	100.0

Total long-term debt	$700.0	$700.0

The Company made interest payments to NFS on surplus notes totaling $53.7 million in 2009, 2008 and 2007. Payments of interest and principal under the notes require the prior approval of the Ohio Department of Insurance (ODI).

On September 30, 2009, the Company sold NLICA, a 5.75%, $200.0 million surplus note maturing on September 30, 2010. Due to the merger of NLICA with and into the Company on December 31, 2009, the note was redeemed, in whole, by the Company at a redemption price equal to 100% of the aggregate principal amount outstanding plus accrued interest.

NATIONWIDE LIFE INSURANCE COMPANY AND SUBSIDIARIES

(a wholly-owned subsidiary of Nationwide Financial Services, Inc.)

Notes to Consolidated Financial Statements, Continued

December 31, 2009, 2008 and 2007

(14)	Federal Income Taxes

Effective January 1, 2009, pursuant to the merger agreement dated August 6, 2008 whereby NMIC and its affiliates purchased all of the NFS common stock they did not already own, Nationwide Corporation will own more than 80% of the value of NFS, meeting the requirements for NFS to join the NMIC consolidated federal income tax return. However, the life insurance company subsidiaries will not be eligible to join the NMIC consolidated federal income tax return until 2014. NFS will file a one day life/non-life, federal income tax return (January 1, 2009) with all of its downstream subsidiaries.

The following table summarizes the tax effects of temporary differences that give rise to significant components of the net deferred tax asset (liability) as of December 31:

(in millions)	2009	2008
Deferred tax assets:
Future policy benefits and claims	$1,108.5	$955.6
Securities available-for-sale	—	809.2
Derivatives	62.6	229.7
Capital loss carryforward	102.8	—
Other	267.1	258.0

Gross deferred tax assets	1,541.0	2,252.5
Less valuation allowance	(23.7)	(23.7)

Deferred tax assets, net of valuation allowance	1,517.3	2,228.8

Deferred tax liabilities:
Deferred policy acquisition costs	(1,083.7)	(1,293.6)
Securities available-for-sale	(215.9)	—
Value of business acquired	(95.6)	(112.9)
Other	(96.9)	(168.3)

Gross deferred tax liabilities	(1,492.1)	(1,574.8)

Net deferred tax asset (liability)	$25.2	$654.0

In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion of the total gross deferred tax assets will not be realized. Future taxable amounts or recovery of federal income taxes paid within the statutory carryback period can offset nearly all future deductible amounts. Because it is more likely than not that certain deferred tax assets will not be realized, the Company established a valuation allowance of $23.7 million, $23.7 million and $23.7 million as of December 31, 2009, 2008 and 2007, respectively. No additional valuation allowances are required to be recognized as the Company has prudent and feasible tax planning strategies that would, if necessary, be implemented to utilize deferred tax assets.

The Company’s current federal income tax (liability) asset was $(108.5) million and $132.1 million as of December 31, 2009 and 2008, respectively.

Total federal income taxes (refunded) paid were $(59.0) million, $(40.9) million, and $117.9 million during the years ended December 31, 2009, 2008 and 2007, respectively.

As of December 31, 2009, the Company has $293.7 million of capital loss carryforwards that can carry forward for five tax years and are expected to be fully utilized. In addition, the Company has $6.7 million in low income housing credit carryforwards which can be carried forward for twenty years. The Company expects that they will be fully utilized. The Company has $22.7 million in Alternative Minimum Tax (AMT) credit carryforwards, which can be carried forward until utilized. The Company expects to fully realize the AMT credits in the future.

NATIONWIDE LIFE INSURANCE COMPANY AND SUBSIDIARIES

(a wholly-owned subsidiary of Nationwide Financial Services, Inc.)

Notes to Consolidated Financial Statements, Continued

December 31, 2009, 2008 and 2007

The following table summarizes the federal income tax expense (benefit) attributable to income (loss) from continuing operations for the years ended December 31:

(in millions)	2009	2008	2007
Current	$165.0	$(130.8)	$108.0
Deferred	(117.1)	(403.0)	39.3

Federal income tax expense (benefit)	$47.9	$(533.8)	$147.3

Total federal income tax expense (benefit) differs from the amount computed by applying the U.S. federal income tax rate to income (loss) from continuing operations before federal income tax expense (benefit) as follows for the years ended December 31:

	2009		2008		2007
(dollars in millions)	Amount	%	Amount	%	Amount	%
Computed tax expense (benefit)	$107.3	35.0	$(497.4)	35.0	$220.2	35.0
DRD	(56.1)	(18.3)	(42.1)	3.0	(67.5)	(10.7)
Impact of noncontrolling interest	18.3	6.0	25.3	(1.8)	17.8	2.8
Tax credits	(21.4)	(7.0)	(25.8)	1.8	(22.3)	(3.6)
Other, net	(0.2)	(0.1)	6.2	(0.4)	(0.9)	(0.1)

Total	$47.9	15.6	$(533.8)	37.6	$147.3	23.4

During 2009, the Company recorded $8.7 million of net federal income tax expense adjustments primarily related to differences between the 2008 estimated tax liability and the amounts reported on the Company’s 2008 tax returns. These changes in estimates primarily were driven by the Company’s separate account dividends received deduction (DRD) and foreign tax credit.

During the third quarter of 2008, the Company refined its separate account DRD calculation and estimation process. As a result, the Company reduced its third quarter separate account DRD projection from a federal income tax benefit of $14.3 million to a $4.4 million benefit. This reduction in estimate primarily was driven by the assumptions used in the estimation process regarding future dividend income within the separate accounts. The assumptions used in the separate account DRD calculation are based on the Company’s best estimate of future events.

In addition, during 2008, the Company recorded $11.9 million of net federal income tax expense adjustments primarily related to differences between the 2007 estimated tax liability and the amounts expected to be reported on the Company’s 2007 tax returns when filed. These changes in estimates primarily were driven by the Company’s separate account DRD.

During 2007, the Company recorded $7.6 million of net federal income tax expense adjustments primarily related to differences between the 2006 estimated tax liability and the amounts the Company reported on its 2006 tax returns.

NATIONWIDE LIFE INSURANCE COMPANY AND SUBSIDIARIES

(a wholly-owned subsidiary of Nationwide Financial Services, Inc.)

Notes to Consolidated Financial Statements, Continued

December 31, 2009, 2008 and 2007

A rollforward of the beginning and ending uncertain tax positions, including permanent and temporary differences, but excluding interest and penalties, is as follows:

(in millions)	2009	2008
Balance at beginning of period	$44.0	$8.8
Additions for current year tax positions	36.8	37.7
Additions for prior years tax positions	14.9	0.3
Reductions for prior years tax positions	(1.1)	(2.8)

Balance at end of period	$94.6	$44.0

The total amount of unrecognized tax benefits that, if recognized, would impact the effective tax rate on December 31, 2009, is $43.0 million.

The Company has included tax on permanent uncertain tax positions and interest and penalties on all uncertain tax positions in determining the potential impact on the effective tax rate above. An uncertain tax timing position may result in the acceleration of cash payments to the IRS, but will not impact the effective tax rate.

During the years ended December 31, 2009, and 2008, the Company incurred $0.2 million and $1.0 million in interest and penalties, respectively. The Company accrued $3.8 million and $2.2 million for the payment of interest and penalties at December 31, 2009 and 2008, respectively. Interest expense and any associated penalties are shown as income tax expense.

Management is not aware of any reasonable possibility of a significant increase or decrease to the total of the uncertain tax positions within the next 12 months.

The Company files income tax returns in the U.S. federal jurisdiction and various state jurisdictions. With few exceptions, the Company is no longer subject to U.S. federal, state or local income tax examinations by tax authorities for years through 2002. The IRS recently completed an audit of the Company’s tax years 2003 through 2005. The statute remains open for these years as the Company completes the appeals process. See “Tax Matters” in Note 18 for more information on the Company’s tax years 2003 through 2005 audit and the related appeals process.

NATIONWIDE LIFE INSURANCE COMPANY AND SUBSIDIARIES

(a wholly-owned subsidiary of Nationwide Financial Services, Inc.)

Notes to Consolidated Financial Statements, Continued

December 31, 2009, 2008 and 2007

(15)	Shareholder’s Equity, Regulatory Risk-Based Capital, Statutory Results and Dividend Restrictions

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

Statutory Results

The Company and its subsidiary are required to prepare statutory financial statements in conformity with the NAIC’s Accounting Practices and Procedures Manual, subject to any deviations prescribed or permitted by the applicable state department of insurance. Statutory accounting practices focus on insurer solvency and differ from GAAP materially. The principal differences include charging policy acquisition and certain sales inducement costs to expense as incurred, establishing future policy benefits and claims reserves using different actuarial assumptions, excluding certain assets from statutory admitted assets; and valuing investments and establishing deferred taxes on a different basis. The following tables summarize the statutory net income (loss) and statutory capital and surplus for the Company and its insurance subsidiary for the years ended December 31:

(in millions)	2009[1]	2008	2007
Statutory net income (loss)
NLIC	$397.3	$(919.4)	$410.8
NLAIC	(61.1)	(90.3)	(4.0)

Statutory capital and surplus
NLIC	$3,129.6	$2,749.9	$2,599.9
NLAIC	213.5	122.6	256.6

[1]	Unaudited as of the date of this report.

On December 31, 2009, NLIC merged with its affiliate, NLICA, with NLIC as the surviving entity. In addition, NLIC’s subsidiary, NLAIC, merged with a subsidiary of NLICA, NLACA, effective as of December 31, 2009, with NLAIC as the surviving entity. See Note 2 (p) for details on the accounting treatment of this transaction.

NLIC received approval from the Ohio Department of Insurance (ODI) regarding the use of a permitted practice related to the statutory accounting provision for the admissibility of deferred tax assets as of December 31, 2008. The permitted practice modifies the practice prescribed by the NAIC by increasing the threshold for admissibility of deferred tax assets from 10% to 15% of statutory capital and surplus. The permitted practice resulted in an increase of NLIC’s estimated statutory surplus of $68.9 million as of December 31, 2008. The permitted practice had no impact on NLIC’s statutory net income. The benefits of this permitted practice was not considered by the Company when determining capital and surplus available for dividends during 2009.

In 2009, the NAIC adopted Statement of Statutory Accounting Principles No. 10R, Income Tax Revised – a temporary replacement of SSAP 10, which is similar to the ODI permitted practice adopted in 2008 with the exception of limiting capital and surplus available for dividends.

NATIONWIDE LIFE INSURANCE COMPANY AND SUBSIDIARIES

(a wholly-owned subsidiary of Nationwide Financial Services, Inc.)

Notes to Consolidated Financial Statements, Continued

December 31, 2009, 2008 and 2007

Dividend Restrictions

The payment of dividends by NLIC is subject to restrictions set forth in the insurance laws and regulations of the State of Ohio, its domiciliary state. The State of Ohio insurance laws require Ohio-domiciled life insurance companies to seek prior regulatory approval to pay a dividend or distribution of cash or other property if the fair market value thereof, together with that of other dividends or distributions made in the preceding 12 months, exceeds the greater of (1) 10% of statutory-basis policyholders’ surplus as of the prior December 31 or (2) the statutory-basis net income of the insurer for the prior year. NLIC’s statutory capital and surplus as of December 31, 2009 was $3.13 billion, and statutory net income for the year ended December 31, 2009 was $397.3 million. During the year ended December 31, 2009, NLIC did not pay any dividends to NFS during 2009. As of January 1, 2010, NLIC has the ability to pay dividends to NFS totaling $397.3 million upon providing prior notice to the ODI.

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

December 31, 2009, 2008 and 2007

Comprehensive Gain (Loss)

The Company’s other comprehensive income and loss includes net income (loss) and certain items that are reported directly within separate components of shareholder’s equity that are not recorded in net income.

The following table summarizes the Company’s other comprehensive gain (loss), before and after federal income tax expense (benefit), for the years ended December 31:

(in millions)	2009	2008	2007
Net unrealized losses on securities available-for-sale arising during the period:
Net unrealized gains (losses) before adjustments	$2,373.9	$(3,827.8)	$(273.1)
Net non-credit gains	38.4	—	—
Net adjustment to DAC	(584.9)	528.8	3.8
Net adjustment to VOBA	(9.4)	8.2	8.0
Net adjustment to future policy benefits and claims	(27.4)	127.8	5.9
Net adjustment to policyholder dividend obligation	(91.3)	88.7	2.2
Related federal income tax (expense) benefit	(594.8)	1,076.1	88.6

Net unrealized gains (losses)	1,104.5	(1,998.2)	(164.6)

Reclassification adjustment for net realized losses on securities available-for-sale realized during the period:
Net realized losses	388.2	1,102.1	105.0
Related federal income tax benefit	(135.9)	(385.7)	(36.8)

Net reclassification adjustment	252.3	716.4	68.2

Other comprehensive gain (loss) on securities available-for-sale	1,356.8	(1,281.8)	(96.4)

Accumulated net holding (losses) gains on cash flow hedges:
Unrealized holding (losses) gains	(4.1)	16.5	(17.2)
Related federal income tax benefit (expense)	1.5	(5.8)	6.0

Other comprehensive (loss) income on cash flow hedges	(2.6)	10.7	(11.2)

Other unrealized (losses) gains:
Net unrealized (losses) gains	(13.5)	7.4	(7.4)
Related federal income tax benefit (expense)	4.7	(2.5)	2.7

Other net unrealized (losses) gains	(8.8)	4.9	(4.7)

Unrecognized amounts on pension plans:
Net unrecognized amounts	—	(12.3)	1.0
Related federal income tax benefit (expense)	—	4.3	(0.4)

Other comprehensive (loss) income on unrecognized pension amounts	—	(8.0)	0.6

Total other comprehensive income (loss)	$1,345.4	$(1,274.2)	$(111.7)

NATIONWIDE LIFE INSURANCE COMPANY AND SUBSIDIARIES

(a wholly-owned subsidiary of Nationwide Financial Services, Inc.)

Notes to Consolidated Financial Statements, Continued

December 31, 2009, 2008 and 2007

The adjustments to DAC and VOBA represent the changes in amortization of DAC and VOBA that would have been required as a charge or credit to operations had such unrealized amounts been realized and allocated to the product lines. The adjustment to future policy benefits and claims represents the increase in policy reserves from using a discount rate that would have been required had such unrealized amounts been realized and the proceeds reinvested at then current market interest rates, which were lower than the then current effective portfolio rate.

The adoption of guidance impacting FASB ASC 320-10, Investments – Debt and Equity Securities resulted in a cumulative-effect adjustment of $235.0 million, net of taxes, to reclassify the non-credit component of previously recognized other-than-temporary impairment losses from the beginning balance of retained earnings to AOCI.

Adjustments for net realized gains and losses on the ineffective portion of cash flow hedges were immaterial during the years ended December 31, 2009, 2008 and 2007.

(16)	Employee Benefit Plans

The Company, excluding certain affiliated companies, participates in a qualified defined benefit pension plan (the Nationwide Retirement Plan or the NRP), several non-qualified defined benefit supplemental executive retirement plans, postretirement benefit plans (life and health care), and the Nationwide Savings Plan 401(k), all sponsored by NMIC. Effective January 30, 2008, NMIC merged the Nationwide Life Insurance Company of America (NLICA) Retirement Plan into the NRP.

The NRP covers all employees of participating employers who have completed at least one year of service and who are at least 21 years of age. Plan assets are invested in a third-party trust and group annuity contracts issued by NLIC. All participants are eligible for benefits based on an account balance formula. However, participants hired prior to 2002 are eligible for benefits based on the highest average annual salary of a specified number of consecutive years of the last ten years of service, if such benefits are of greater value than the account balance feature.

Effective January 1, 2010, NMIC amended the NRP to eliminate the company-paid early retirement enhancement (an additional benefit for associates retiring between ages 55 and 65), which is part of the FAP formula and to stop pay credits under the account balance formula for participants eligible for the account balance formula. An affected associate’s benefits, however, will not be less than the NRP benefit he or she accrued as of December 31, 2009, under the greater of the FAP formula or the account balance formula.

The Company funds pension costs accrued for direct employees plus an allocation of pension costs accrued for employees of affiliates whose work benefits the Company. In addition, separate non-qualified defined benefit pension plans sponsored by NMIC cover certain executives with at least one year of service. The Company’s portion of expense relating to these plans was $11.0 million, $4.6 million, and $11.8 million for the years ended December 31, 2009, 2008 and 2007, respectively. The 2008 expense includes a gain of $5.4 million due to the merger of the NLICA Retirement Plan into the NRP.

See Note 17 for more information on group annuity contracts issued by the Company for various employee benefit plans sponsored by NMIC or its affiliates.

In addition to the NRP, the Company and certain affiliated companies participate in life and health care benefit plans sponsored by NMIC for qualifying retirees. Contributory post-retirement life and health care benefits are generally available to associates, hired prior to and continuously employed since June 1, 2000, for health care benefits, and prior to December 31, 1994, for life benefits, who have attained age 55, and have accumulated 15 years of service with the Company. The associate subsidy for the post-retirement death benefit was capped beginning in 2007. Employer subsidies for retiree life insurance ended as of December 31, 2008. No future employer contributions are anticipated for retiree life insurance and settlement accounting was applied during 2008. Post-retirement health care benefit contributions are adjusted annually and contain cost-sharing features such as deductibles and co-insurance. In addition, there are caps on the Company’s contribution to the cost of the post-retirement health care benefits. The Company does not receive a Medicare Part D subsidy from the government. The Company’s policy is to fund the cost of health care benefits in amounts determined at the discretion of management. Plan assets are invested in a group annuity contract issued by NLIC and a third-party trust.

NATIONWIDE LIFE INSURANCE COMPANY AND SUBSIDIARIES

(a wholly-owned subsidiary of Nationwide Financial Services, Inc.)

Notes to Consolidated Financial Statements, Continued

December 31, 2009, 2008 and 2007

On September 3, 2009, NMIC announced changes to the post-retirement health care benefits available under the health care defined benefit plans. On December 31, 2009, each eligible associate’s current cost-sharing percentage was fixed and, following this date, Company contributions towards the cost of post-retirement health care coverage for eligible associates will be based only on service through December 31, 2009. This modification does not impact former associates receiving Nationwide-sponsored retiree health care benefits prior to January 1, 2010. Additionally, effective January 1, 2010, all associates not considered to be highly compensated employees, as defined by IRC 414, became eligible to receive an annual retiree health care credit up to a maximum of $1,000 per year, not to exceed a maximum lifetime benefit amount of $25,000, which includes any years of cost-sharing service earned by December 31, 2009. The credit is equal to one-third of otherwise unmatched Health Savings Account contributions and/or Nationwide Savings Plan (NSP) 401(a) contributions. No contributions will be made by NMIC if the associate does not make eligible contributions.

The Company’s portion of expense relating to these plans was immaterial for the years ended December 31, 2009, 2008 and 2007.

Defined Contribution Plans

NMIC sponsors the NSP, a defined contribution retirement savings plan (a 401(k) plan) covering substantially all of the Company’s associates. Associates may make salary deferral contributions of up to 80%. Salary deferrals of up to 6% are subject to a 50% Company match. In addition, NMIC sponsors the NLICA Producer’s Pension Plan, a defined contribution money purchase plan, covering statutory employees of NLICA. However, this plan has no active participants, and is in the process of being terminated. The Company’s expense for contributions to these plans was $8.7 million, $6.1 million, and $8.0 million for the years ended December 31, 2009, 2008 and 2007, respectively.

(17)	Related Party Transactions

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

In addition, Nationwide Services Company, LLC (NSC), a subsidiary of NMIC, provides data processing, systems development, hardware and software support, telephone, mail and other services to the Company, based on specified rates for units of service consumed. For the years ended December 31, 2009, 2008 and 2007, the Company made payments to NMIC and NSC totaling $233.1 million, $285.2 million, and $287.1 million, respectively.

The Company has issued group annuity and life insurance contracts and performs administrative services for various employee benefit plans sponsored by NMIC or its affiliates. Total account values of these contracts were $3.10 billion and $2.96 billion as of December 31, 2009 and 2008, respectively. Total revenues from these contracts were $143.1 million, $137.9 million and $132.3 million for the years ended December 31, 2009, 2008 and 2007, respectively, and include policy charges, net investment income from investments backing the contracts and administrative fees. Total interest credited to the account balances was $115.7 million, $115.6 million, and $110.1 million for the years ended December 31, 2009, 2008 and 2007, respectively. The terms of these contracts are consistent in all material respects with what the Company offers to unaffiliated parties.

The Company leases office space from NMIC. For the years ended December 31, 2009, 2008 and 2007, the Company made lease payments to NMIC of $23.8 million, $21.5 million, and $23.0 million, respectively. In addition, the Company leases office space to an affiliate of NMIC.

NATIONWIDE LIFE INSURANCE COMPANY AND SUBSIDIARIES

(a wholly-owned subsidiary of Nationwide Financial Services, Inc.)

Notes to Consolidated Financial Statements, Continued

December 31, 2009, 2008 and 2007

NLIC has a reinsurance agreement with NMIC whereby all of NLIC’s accident and health business not ceded to unaffiliated reinsurers is ceded to NMIC on a modified coinsurance basis. Either party may terminate the agreement on January 1 of any year with prior notice. Under a modified coinsurance agreement, the ceding company retains invested assets, and investment earnings are paid to the reinsurer. Under the terms of NLIC’s agreements, the investment risk associated with changes in interest rates is borne by the reinsurer. The ceding of risk does not discharge the original insurer from its primary obligation to the policyholder. The Company believes that the terms of the modified coinsurance agreements are consistent in all material respects with what the Company could have obtained with unaffiliated parties. Revenues ceded to NMIC for the years ended December 31, 2009, 2008 and 2007 were $176.8 million, $202.3 million, and $317.6 million, respectively, while benefits, claims and expenses ceded during these years were $196.2 million, $218.9 million, and $348.1 million, respectively.

Funds of Nationwide Funds Group (NFG), an affiliate, are offered to the Company’s customers as investment options in certain of the Company’s products. As of December 31, 2009 and 2008, customer allocations to NFG funds totaled $23.73 billion and $18.08 billion, respectively. For the years ended December 31, 2009, 2008, and 2007, NFG paid the Company $78.8 million, $76.7 million, and $79.6 million, respectively, for the distribution and servicing of these funds.

The Company also participates in intercompany repurchase agreements with affiliates whereby the seller transfers securities to the buyer at a stated value. Upon demand or after a stated period, the seller repurchases the securities at the original sales price plus interest. As of December 31, 2009 and 2008, the Company had no outstanding borrowings from affiliated entities under such agreements. During 2009, the Company had no outstanding borrowings at any given time. During 2008 and 2007, the most the Company had outstanding at any given time was $151.6 million and $178.2 million, respectively, and the amounts the Company incurred for interest expense on intercompany repurchase agreements during these years were immaterial.

The Company and various affiliates have agreements with Nationwide Cash Management Company (NCMC), an affiliate, under which NCMC acts as a common agent in handling the purchase and sale of short-term securities for the respective accounts of the participants. Amounts on deposit with NCMC for the benefit of the Company were $918.7 million and $2.58 billion as of December 31, 2009 and 2008, respectively, and are included in short-term investments on the consolidated balance sheets.

Certain annuity products are sold through affiliated companies, which are also subsidiaries of NFS. Total commissions and fees paid to these affiliates for the years ended December 31, 2009, 2008 and 2007 were $48.3 million, $52.7 million, and $59.5 million, respectively.

An affiliate of the Company is currently developing a browser-based policy administration and online brokerage software application for defined benefit plans. In connection with the development of this application, the Company made net payments, which were expensed, to that affiliate related to development totaling $11.2 million, $11.0 million, and $9.4 million for the years ended December 31, 2009, 2008 and 2007, respectively.

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

Through September 30, 2002, the Company filed a consolidated federal income tax return with NMIC, as discussed in more detail in Note 14. Effective October 1, 2002, NLIC began filing a consolidated federal income tax return with NLAIC. Total payments to (from) NMIC were $4.0 million and ($22.5) million during the years ended December 31, 2009 and 2008, respectively. These payments related to tax years prior to deconsolidation. There were no payments during 2007.

During 2009, NLIC received a $20.0 million capital contribution from NFS.

During 2009, NLIC did not pay dividends to NFS. In 2008 and 2007, NLIC paid dividends to NFS totaling $460.5 million, and $612.5 million, respectively.

NATIONWIDE LIFE INSURANCE COMPANY AND SUBSIDIARIES

(a wholly-owned subsidiary of Nationwide Financial Services, Inc.)

Notes to Consolidated Financial Statements, Continued

December 31, 2009, 2008 and 2007

During 2009, the Company sold, at fair value, commercial mortgage loans with a carrying value of $273.2 million to Nationwide Mutual Insurance Company (NMIC). The sale resulted in a net realized loss of $33.5 million to the Company.

During 2009, the Company sold private equity investments to NMIC for $61.0 million, including the one private equity investment that is considered a VIE (See Note 20). The private equity investments were carried and sold at fair value. No gain or loss was recognized on the sale.

NATIONWIDE LIFE INSURANCE COMPANY AND SUBSIDIARIES

(a wholly-owned subsidiary of Nationwide Financial Services, Inc.)

Notes to Consolidated Financial Statements, Continued

December 31, 2009, 2008 and 2007

(18)	Contingencies

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

In addition, state and federal regulators and other governmental bodies have commenced investigations, proceedings or inquiries relating to compensation and bidding arrangements and possible anti-competitive activities between insurance producers and brokers and issuers of insurance products, and unsuitable sales and replacements by producers on behalf of the issuer. Also under investigation are compensation and revenue sharing arrangements between the issuers of variable insurance contracts and mutual funds or their affiliates, fee arrangements in retirement plans, the use of side agreements and finite reinsurance agreements, funding agreements issued to back MTN programs, recordkeeping and retention compliance by broker-dealers, and supervision of former registered representatives. Related investigations, proceedings or inquiries may be commenced in the future. The Company and/or its affiliates have been contacted by, self reported or received subpoenas from state and federal regulatory agencies and other governmental bodies, state securities law regulators and state attorneys general for information relating to certain of these investigations, including those relating to compensation, revenue sharing and bidding arrangements, anti-competitive activities, unsuitable sales or replacement practices, fee arrangements in retirement plans, the use of side agreements and finite reinsurance agreements, and funding agreements backing the MTN program. The Company is cooperating with regulators in connection with these inquiries and will cooperate with NMIC in responding to these inquiries to the extent that any inquiries encompass NMIC’s operations.

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

December 31, 2009, 2008 and 2007

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

On September 10, 2009, NRS was named in a lawsuit filed in the Circuit Court for Montgomery County, Alabama entitled Twanna Brown, Individually and on behalf of all other persons in Alabama who are similarly situated, v Nationwide Retirement Solutions, Inc., Alabama State Employees Association, PEBCO, Inc., Edwin “Mac” McArthur, Steve Walkley, Glenn Parker, Ulysses Lavender, Diana McLain, Randy Hebson, and Robert Wagstaff; and Unknown Defendants A-Z. On January 22, 2010, Brown filed an Amended Complaint alleging in Count One, that all the defendants were involved in a civil conspiracy and seeks to recover actual damages, forfeiture of all other payments and/or salaries to be the fruit of such other payments, punitive damages and costs and attorneys fees. In Count Two, although NRS is not named, it is alleged that the remaining defendants breached their fiduciary duties and seeks actual damages, forfeiture of all other payments and/or salaries to be the fruit of such other payments, punitive damages and costs and attorneys fees. In Count Three, although NRS is not named, the plaintiff seeks declaratory relief that the individual defendants breached their fiduciary duties, seeks injunctive relief permanently removing said defendants from their respective offices in the Alabama State Employees Association (ASEA) and PEBCO and costs and attorneys fees. In Count Four, it alleges that any money Nationwide paid belonged exclusively to ASEA for the use and benefit of its membership at large and not for the personal benefit of the individual defendants. Plaintiff seeks to recover actual damages from the individual defendants, forfeiture of all other payments and/or salaries to be the fruit of such other payments, punitive damages and costs and attorneys fees. On February 5, 2010, the Company filed a motion to dismiss, or in the alternative, a motion to stay the amended complaint. On February 9, 2010, the individual defendants filed a motion to dismiss the amended complaint. On December 13, 2009, the plaintiff filed a motion to consolidate this case with Nationwide Retirement Solutions, Inc. v. Alabama State Personnel Board, PEBCO, Inc. and Alabama State Employees Association. The Company continues to defend this case vigorously.

NATIONWIDE LIFE INSURANCE COMPANY AND SUBSIDIARIES

(a wholly-owned subsidiary of Nationwide Financial Services, Inc.)

Notes to Consolidated Financial Statements, Continued

December 31, 2009, 2008 and 2007

On November 20, 2007, NRS and NLIC were named in a lawsuit filed in the Circuit Court of Jefferson County, Alabama entitled Ruth A. Gwin and Sandra H. Turner, and a class of similarly situated individuals v Nationwide Life Insurance Company, Nationwide Retirement Solutions, Inc., Alabama State Employees Association, PEBCO, Inc. and Fictitious Defendants A to Z. On December 2, 2008, NRS and NLIC were named in an Amended Class Action Complaint filed in the Circuit Court of Jefferson County, Alabama entitled Ruth A. Gwin, Steven E. Coker, Sandra H. Turner, and a class of similarly situated individuals v. Nationwide Life Insurance Company, Nationwide Retirement Solutions, Inc, Alabama State Employees Association, Inc., PEBCO, Inc. and Fictitious Defendants A to Z claiming to represent a class of all participants in the ASEA Plan, excluding members of the Deferred Compensation Committee, members of the Board of Control, ASEA’s directors, officers and board members, and PEBCO directors, officers and board members. The class period is from November 20, 2001 to the date of trial. In the amended class action complaint, the plaintiffs allege breach of fiduciary duty, wantonness and breach of contract. The amended class action complaint seeks a declaratory judgment, an injunction, an appointment of an independent fiduciary to protect Plan participants, disgorgement of amounts paid, reformation of Plan documents, compensatory damages and punitive damages, plus interest, attorneys’ fees and costs and such other equitable and legal relief to which plaintiffs and class members may be entitled. Also, on December 2, 2008, the plaintiffs filed a motion for preliminary injunction seeking an order requiring periodic payments made by NRS and/or NLIC to ASEA or PEBCO to be held in a trust account for the benefit of Plan participants. On December 16, 2008, the Companies filed their Answer. On April 28, 2009, the court entered an order denying the plaintiffs’ motion for preliminary injunction. NRS and NLIC continue to defend this case vigorously.

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

On November 15, 2006, NFS, NLIC and NRS were named in a lawsuit filed in the United States District Court for the Southern District of Ohio entitled Kevin Beary, Sheriff of Orange County, Florida, In His Official Capacity, Individually and On Behalf of All Others Similarly Situated v. Nationwide Life Insurance Co., Nationwide Retirement Solutions, Inc. and Nationwide Financial Services, Inc. The plaintiff sought to represent a class of all sponsors of 457(b) deferred compensation plans in the United States that had variable annuity contracts with the defendants at any time during the class period, or in the alternative, all sponsors of 457(b) deferred compensation plans in Florida that had variable annuity contracts with the defendants during the class period. The class period is from January 1, 1996 until the class notice is provided. The plaintiff alleged that the defendants breached their fiduciary duties by arranging for and retaining service payments from certain mutual funds. The complaint sought an accounting, a declaratory judgment, a permanent injunction and disgorgement or restitution of the service fee payments allegedly received by the defendants, including interest. On January 25, 2007, NFS, NLIC and NRS filed a motion to dismiss. On September 17, 2007, the Court granted the motion to dismiss. On October 1, 2007, the plaintiff filed a motion to vacate judgment and for leave to file an amended complaint. On September 15, 2008, the Court denied the plaintiffs’ motion to vacate judgment and for leave to file an amended complaint. On February 3, 2010, the Sixth Circuit Court of Appeals affirmed the District Court’s dismissal of this case. NFS, NLIC and NRS continue to defend this lawsuit vigorously.

NATIONWIDE LIFE INSURANCE COMPANY AND SUBSIDIARIES

(a wholly-owned subsidiary of Nationwide Financial Services, Inc.)

Notes to Consolidated Financial Statements, Continued

December 31, 2009, 2008 and 2007

On August 15, 2001, NFS and NLIC were named in a lawsuit filed in the United States District Court for the District of Connecticut entitled Lou Haddock, as trustee of the Flyte Tool & Die, Incorporated Deferred Compensation Plan, et al v. Nationwide Financial Services, Inc. and Nationwide Life Insurance Company. In the plaintiffs’ sixth amended complaint, filed November 18, 2009, they amended the list of named plaintiffs and claim to represent a class of qualified retirement plan trustees under ERISA that purchased variable annuities from NLIC. The plaintiffs allege that they invested ERISA plan assets in their variable annuity contracts and that NLIC and NFS breached ERISA fiduciary duties by allegedly accepting service payments from certain mutual funds. The complaint seeks disgorgement of some or all of the payments allegedly received by NFS and NLIC, other unspecified relief for restitution, declaratory and injunctive relief, and attorneys’ fees. On November 6, 2009, the Court granted the plaintiff’s motion for class certification and certified a class of “All trustees of all employee pension benefit plans covered by ERISA which had variable annuity contracts with NFS and NLIC or whose participant’s had individual variable annuity contracts with NFS and NLIC at any time from January 1, 1996, or the first date NFS and NLIC began receiving payments from mutual funds based on a percentage of assets invested in the funds by NFS and NLIC, whichever came first, to the date of November 6, 2009”. Also on November 6, 2009, the Court denied plaintiffs’ motion to strike NFS and NLIC’s counterclaim for breach of fiduciary duty against the Trustees, in the event NFS and NLIC are held to be a fiduciary at trial, and granted H. Grady Chandler’s motion to intervene. On November 23, 2009, NFS and NLIC filed a rule 23(f) petition asking the Second Circuit Court of Appeals to hear an appeal of the District Court’s order granting class certification. On December 2, 2009, NFS and NLIC filed an answer to the 6th Amended Complaint. On January 29, 2010, the Companies filed a motion for class certification against the four named plaintiffs, as trustees of their respective retirement plans and against the trustees of other ERISA retirement plans who become members of the class certified in this lawsuit, for breach of fiduciary duty to the plans because the trustees approved and accepted the advantages of the allegedly unlawful “revenue sharing” payments. NFS and NLIC continue to defend this lawsuit vigorously.

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

December 31, 2009, 2008 and 2007

In Revenue Ruling 2007-61, released September 25, 2007, the IRS and the U.S. Department of the Treasury suspended Revenue Ruling 2007-54 and informed taxpayers of their intention to address certain issues in connection with the DRD in future tax regulations. Final tax regulations could impact the Company’s DRD in periods subsequent to their effective date.

The IRS recently completed an audit of the Company’s tax years 2003 through 2005. As a result of this audit, the Company received a Revenue Agent’s Report (RAR) and 30-Day Letter (requiring payment of additional tax due or the preparation of protest to start the appeals process) from the IRS in July 2009. The RAR includes an adjustment to reduce the Company’s DRD for the above tax years resulting in additional tax due of $151.0 million. The Company is currently at appeals on this issue and believes that it will ultimately prevail based on technical merits.

(19)	Guarantees

Since 2002, the Company has sold $696.1 million of credit enhanced equity interests in LIHTC Funds to unrelated third parties. The Company has guaranteed cumulative after-tax yields to the third party investors ranging from 3.75% to 7.75% over periods ending between 2002 and 2025. As of December 31, 2009 and 2008, the Company held guarantee reserves totaling $5.5 million and $5.1 million, respectively, on these transactions. These guarantees are in effect for periods of approximately 15 years each. The LIHTC Funds provide a stream of tax benefits to the investors that will generate a yield and return of capital. If the tax benefits are not sufficient to provide these cumulative after-tax yields, then the Company must fund any shortfall, which is mitigated by stabilization collateral set aside by the Company at the inception of the transactions. The maximum amount of undiscounted future payments that the Company could be required to pay the investors under the terms of the guarantees is $985.9 million. The Company does not anticipate making any material payments related to these guarantees.

As of December 31, 2009, the Company did not hold any stabilization reserves as collateral for certain properties owned by the LIHTC Funds, as the LIHTC Funds have met all of the criteria necessary to generate tax credits. Such criteria include completion of construction and the leasing of each unit to a qualified tenant, among others. Properties meeting the necessary criteria are considered to have “stabilized.” The properties are evaluated regularly, and the collateral is released when stabilized. During 2009, the stabilization reserve was not increased and the remainder of the stabilization reserve, $0.8 million, was released into income. In 2008, $0.8 million of the stabilization reserve was released into income.

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

(20)	Variable Interest Entities

In the normal course of business, the Company has relationships with variable interest entities (VIEs). The Company’s VIEs are conduits that assist the Company in structured products transactions involving the sale of LIHTC Funds to third party investors, other structured product issuances, and private equity investments.

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

NATIONWIDE LIFE INSURANCE COMPANY AND SUBSIDIARIES

(a wholly-owned subsidiary of Nationwide Financial Services, Inc.)

Notes to Consolidated Financial Statements, Continued

December 31, 2009, 2008 and 2007

LIHTC Funds

The Company provides guarantees to limited partners related to the amount of tax credits that will be generated by the funds (see Note 19). The results of operations and financial position of each VIE of which the Company is the primary beneficiary are consolidated along with corresponding noncontrolling interest in the accompanying consolidated financial statements.

The Company had relationships with 19 LIHTC Funds that are considered VIEs as of December 31, 2009 and December 31, 2008, where the Company was the primary beneficiary. Net assets of these consolidated VIEs were $350.6 million and $416.0 million as of December 31, 2009 and December 31, 2008, respectively. The following table summarizes the components of net assets as of December 31:

(in millions)	2009	2008
Other long-term investments	$314.3	$371.1
Short-term investments	16.4	20.9
Other assets	33.8	41.6
Other liabilities	(13.9)	(17.6)

The Company’s total loss exposure from consolidated VIEs was immaterial as of December 31, 2009 and December 31, 2008 (except for the impact of guarantees disclosed in Note 19). Creditors (or beneficial interest holders) of the consolidated VIEs have no recourse to the general credit of the Company.

These LIHTC Funds are financed through the sale of these funds into the secondary market. The proceeds from these sales are used to participate in low-income housing projects that provide tax benefits to the investors.

In addition to the consolidated VIEs described above, the Company holds variable interests in other LIHTC Funds that qualify as VIEs where the Company is not the primary beneficiary. The carrying amount of these unconsolidated VIEs was $110.0 million and $156.3 million as of December 31, 2009 and 2008, respectively. The total exposure to loss on these unconsolidated VIEs was $122.9 million and $179.6 million as of December 31, 2009 and 2008, respectively. The total exposure to loss is determined by adding any unfunded commitments to the carrying amount of the VIEs.

Structured Products

The Company had a relationship with one structured product investment that is considered a VIE as of December 31, 2009 and December 31, 2008, where the Company was the primary beneficiary. Net assets of this consolidated VIE were $9.2 million and $8.9 million as of December 31, 2009 and December 31, 2008, respectively. Creditors (or beneficial interest holders) of the consolidated VIE have no recourse to the general credit of the Company. There are no arrangements that would require the Company to provide financial support to the VIE.

The Company was invested in 7 and 12 structured product investments that are considered VIEs as of December 31, 2009 and 2008, respectively, where the Company is not the primary beneficiary. These structured products are in the form of synthetic collateralized debt obligations and collateralized lease obligations. The carrying amount on these unconsolidated VIEs was $31.8 million and $17.8 million as of December 31, 2009 and 2008, respectively. The total exposure to loss on these unconsolidated VIEs is determined to be the carrying amount of the VIEs.

NATIONWIDE LIFE INSURANCE COMPANY AND SUBSIDIARIES

(a wholly-owned subsidiary of Nationwide Financial Services, Inc.)

Notes to Consolidated Financial Statements, Continued

December 31, 2009, 2008 and 2007

Private Equity Investments

The Company had a relationship with one private equity investment that is considered a VIE as of December 31, 2008, where the Company was the primary beneficiary. On September 30, 2009, NLIC sold this private equity investment, which had net assets of $14.1 million, to NMIC.

(21)	Segment Information

Management views the Company’s business primarily based on its underlying products and uses this basis to define its four reportable segments: Individual Investments, Retirement Plans, Individual Protection, and Corporate and Other.

The primary segment profitability measure that management uses is pre-tax operating earnings (loss), which is calculated by adjusting income from continuing operations before federal income taxes and discontinued operations to exclude: (1) net realized investment gains and losses, except for operating items (periodic net amounts paid or received on interest rate swaps that do not qualify for hedge accounting treatment, net realized gains and losses related to hedges on GMDB contracts and securitizations); (2) other-than-temporary impairment losses; (3) the adjustment to amortization of DAC and VOBA related to net realized investment gains and losses; and (4) net loss attributable to noncontrolling interest.

Individual Investments

The Individual Investments segment consists of individual annuity products marketed under the The BEST of AMERICA®, Nationwide DestinationSM, and other Nationwide-specific or private label brands. Deferred annuity contracts provide the customer with tax-deferred accumulation of savings and flexible payout options including lump sum, systematic withdrawal or a stream of payments for life. In addition, deferred variable annuity contracts provide the customer with access to a wide range of investment options and asset protection features, while deferred fixed annuity contracts generate a return for the customer at a specified interest rate fixed for prescribed periods. Immediate annuities differ from deferred annuities in that the initial premium is exchanged for a stream of income for a certain period or for the owner’s lifetime without future access to the original investment. Portfolio income insurance is a form of deferred annuity that provides the income protection features common to today’s variable annuities to owners of specific managed account investments whose assets are outside of the annuity product. The majority of assets and recent sales for the Individual Investments segment consist of deferred variable annuities.

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

Corporate and Other

The Corporate and Other segment includes the MTN program; structured products business; non-operating realized gains and losses and related amortization, including mark-to-market adjustments on embedded derivatives, net of economic hedges, related to products with living benefits; and other revenues and expenses not allocated to other segments.

NATIONWIDE LIFE INSURANCE COMPANY AND SUBSIDIARIES

(a wholly-owned subsidiary of Nationwide Financial Services, Inc.)

Notes to Consolidated Financial Statements, Continued

December 31, 2009, 2008 and 2007

The following tables summarize the Company’s business segment operating results for the years ended December 31:

(in millions)	Individual Investments	Retirement Plans	Individual Protection	Corporate and Other	Total
2009
Revenues:
Policy charges	$521.9	$93.2	$633.7	$(3.7)	$1,245.1
Premiums	191.2	—	278.5	—	469.7
Net investment income	562.0	679.0	491.8	146.3	1,879.1
Non-operating net realized investment gains[1]	—	—	—	619.1	619.1
Other-than-temporary impairments losses	—	—	—	(574.6)	(574.6)
Other income[2]	(168.1)	0.1	0.2	(1.4)	(169.2)

Total revenues	1,107.0	772.3	1,404.2	185.7	3,469.2

Benefits and expenses:
Interest credited to policyholder accounts	393.6	432.5	200.8	73.2	1,100.1
Benefits and claims	247.3	—	537.8	27.0	812.1
Policyholder dividends	—	—	87.0	—	87.0
Amortization of DAC	(1.4)	44.5	158.1	264.4	465.6
Amortization of VOBA and other intangible assets	0.9	8.9	45.0	8.0	62.8
Interest expense	—	—	—	55.3	55.3
Other operating expenses	178.8	150.8	183.9	66.3	579.8

Total benefits and expenses	819.2	636.7	1,212.6	494.2	3,162.7

Income (loss) from continuing operations before federal income tax expense (benefit)	287.8	135.6	191.6	(308.5)	$306.5

Less: non-operating net realized investment gains[1]	—	—	—	(619.1)
Less: non-operating other-than-temporary impairment losses	—	—	—	574.6
Less: adjustment to amortization related to net realized investment gains and losses	—	—	—	296.5
Less: net loss attributable to noncontrolling interest	—	—	—	52.3

Pre-tax operating earnings (loss)	$287.8	$135.6	$191.6	$(4.2)

Assets as of year end	$48,890.6	$25,034.7	$22,115.1	$2,953.3	$98,993.7

[1]

Excluding operating items (periodic net amounts paid or received on interest rate swaps that do not qualify for hedge accounting treatment and net realized gains and losses related to hedges on GMDB contracts and securitizations).

[2]	Includes operating items discussed above.

NATIONWIDE LIFE INSURANCE COMPANY AND SUBSIDIARIES

(a wholly-owned subsidiary of Nationwide Financial Services, Inc.)

Notes to Consolidated Financial Statements, Continued

December 31, 2009, 2008 and 2007

(in millions)	Individual Investments	Retirement Plans	Individual Protection	Corporate and Other	Total
2008
Revenues:
Policy charges	$602.9	$119.9	$617.7	$—	$1,340.5
Premiums	120.2	—	273.9	—	394.1
Net investment income	530.4	650.7	485.8	197.8	1,864.7
Non-operating net realized investment losses[1]	—	—	—	(386.8)	(386.8)
Other-than-temporary impairments losses	—	—	—	(1,130.7)	(1,130.7)
Other income[2]	109.5	0.9	—	(75.6)	34.8

Total revenues	1,363.0	771.5	1,377.4	(1,395.3)	2,116.6

Benefits and expenses:
Interest credited to policyholder accounts	379.1	435.9	196.2	161.4	1,172.6
Benefits and claims	378.5	—	489.4	(11.8)	856.1
Policyholder dividends	—	—	93.1	—	93.1
Amortization of DAC	647.7	40.6	129.9	(126.6)	691.6
Amortization of VOBA and other intangible assets	7.8	1.3	22.1	(0.3)	30.9
Interest expense	—	—	—	61.8	61.8
Other operating expenses	189.9	152.3	191.7	97.7	631.6

Total benefits and expenses	1,603.0	630.1	1,122.4	182.2	3,537.7

(Loss) income from continuing operations before federal income tax expense	(240.0)	141.4	255.0	(1,577.5)	$(1,421.1)

Less: non-operating net realized investment losses[1]	—	—	—	386.8
Less: non-operating other-than-temporary impairment losses	—	—	—	1,130.7
Less: adjustment to amortization related to net realized investment gains and losses	—	—	—	(139.2)
Less: net loss attributable to noncontrolling interest	—	—	—	72.3

Pre-tax operating (loss) earnings	$(240.0)	$141.4	$255.0	$(126.9)

Assets as of year end	$42,508.1	$22,497.8	$20,360.3	$6,437.4	$91,803.6

[1]

Excluding operating items (periodic net amounts paid or received on interest rate swaps that do not qualify for hedge accounting treatment and net realized gains and losses related to hedges on GMDB contracts and securitizations).

[2]	Includes operating items discussed above.

NATIONWIDE LIFE INSURANCE COMPANY AND SUBSIDIARIES

(a wholly-owned subsidiary of Nationwide Financial Services, Inc.)

Notes to Consolidated Financial Statements, Continued

December 31, 2009, 2008 and 2007

(in millions)	Individual Investments	Retirement Plans	Individual Protection	Corporate and Other	Total
2007
Revenues:
Policy charges	$662.6	$147.3	$574.0	$—	$1,383.9
Premiums	133.3	—	273.7	—	407.0
Net investment income	642.9	655.0	471.2	423.1	2,192.2
Non-operating net realized investment losses[1]	—	—	—	(36.9)	(36.9)
Other-than-temporary impairments losses	—	—	—	(117.7)	(117.7)
Other income[2]	3.1	—	—	(4.5)	(1.4)

Total revenues	1,441.9	802.3	1,318.9	264.0	3,827.1

Benefits and expenses:
Interest credited to policyholder accounts	444.3	443.3	192.0	231.4	1,311.0
Benefits and claims	233.5	—	439.0	—	672.5
Policyholder dividends	—	—	83.1	—	83.1
Amortization of DAC	287.1	27.4	93.1	(25.5)	382.1
Amortization of VOBA and other intangible assets	5.3	2.5	40.5	0.2	48.5
Interest expense	—	—	—	70.0	70.0
Other operating expenses	194.8	179.9	187.2	68.9	630.8

Total benefits and expenses	1,165.0	653.1	1,034.9	345.0	3,198.0

Income (loss) from continuing operations before federal income tax expense	276.9	149.2	284.0	(81.0)	$629.1

Less: non-operating net realized investment losses[1]	—	—	—	36.9
Less: non-operating other-than-temporary impairment losses	—	—	—	117.7
Less: adjustment to amortization related to net realized investment gains and losses	—	—	—	(25.5)
Less: net loss attributable to noncontrolling interest	—	—	—	50.9

Pre-tax operating earnings	$276.9	$149.2	$284.0	$99.0

Assets as of year end	$56,564.4	$27,963.2	$22,874.1	$10,222.0	$117,623.7

[1]

Excluding periodic net amounts paid or received on interest rate swaps that do not qualify for hedge accounting treatment and net realized gains and losses related to hedges on GMDB contracts and securitizations.

[2]	Includes operating items discussed above.

NATIONWIDE LIFE INSURANCE COMPANY AND SUBSIDIARIES

(a wholly-owned subsidiary of Nationwide Financial Services, Inc.)

Schedule I         Consolidated Summary of Investments – Other Than Investments in Related Parties

As of December 31, 2009 (in millions)

Column A	Column B	Column C	Column D
Type of investment	Cost	Market value	Amount at which shown in the consolidated balance sheet
Fixed maturity securities available-for-sale:
Bonds:
U.S. Treasury securities and obligations of U.S. Government corporations	$136.7	$151.1	$151.1
U.S. Government agencies	551.3	602.8	602.8
Obligations of states and political subdivisions	567.6	548.9	548.9
Foreign governments	69.9	75.1	75.1
Public utilities	2,487.3	2,598.6	2,598.6
All other corporate	21,290.3	20,773.2	20,773.2

Total fixed maturity securities available-for-sale	25,103.1	24,749.7	24,749.7

Equity securities available-for-sale:
Common stocks:
Banks, trusts and insurance companies	28.2	31.5	31.5
Industrial, miscellaneous and all other	1.1	1.9	1.9
Nonredeemable preferred stocks	19.5	19.2	19.2

Total equity securities available-for-sale	48.8	52.6	52.6

Mortgage loans on real estate, net	6,916.4		6,829.0	[1]
Real estate, net:
Investment properties	11.4		8.9	[2]

Total real estate, net	11.4		8.9

Policy loans	1,050.4		1,050.4
Other long-term investments	457.5		457.5
Short-term investments, including amounts managed by a related party	1,003.4		1,003.4

Total investments	$34,591.0		$34,151.5

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

NATIONWIDE LIFE INSURANCE COMPANY AND SUBSIDIARIES

(a wholly-owned subsidiary of Nationwide Financial Services, Inc.)

Schedule III        Supplementary Insurance Information

As of December 31, 2009, 2008 and 2007 and for each of the years then ended (in millions)

Column A	Column B	Column C	Column D	Column E	Column F
Year: Segment	Deferred policy acquisition costs	Future policy benefits, losses, claims and loss expenses	Unearned premiums[1]	Other policy claims and benefits payable[1]	Premium revenue
2009
Individual Investments	$1,911.5	$10,870.4			$191.2
Retirement Plans	270.6	11,702.4			—
Individual Protection	1,770.0	8,745.3			278.5
Corporate and Other	31.0	1,831.3

Total	$3,983.1	$33,149.4			$469.7

2008
Individual Investments	$1,883.0	$12,476.8			$120.2
Retirement Plans	290.1	11,497.5			—
Individual Protection	1,734.8	8,350.6			273.9
Corporate and Other	615.9	3,389.6			—

Total	$4,523.8	$35,714.5			$394.1

2007
Individual Investments	$2,078.1	$11,316.4			$133.3
Retirement Plans	292.9	10,973.1			—
Individual Protection	1,637.6	8,191.7			273.7
Corporate and Other	87.0	4,973.4			—

Total	$4,095.6	$35,454.6			$407.0

Column A	Column G	Column H	Column I	Column J	Column K
Year: Segment	Net investment income[2]	Benefits, claims, losses and settlement expenses	Amortization of deferred policy acquisition costs	Other operating expenses[2]	Premiums written
2009
Individual Investments	$562.0	$640.9	$(1.4)	$179.7
Retirement Plans	679.0	432.5	44.5	159.7
Individual Protection	491.8	825.6	158.1	228.9
Corporate and Other	146.3	100.2	264.4	129.6

Total	$1,879.1	$1,999.2	$465.6	$697.9

2008
Individual Investments	$530.4	$757.6	$647.7	$197.7
Retirement Plans	650.7	435.9	40.6	153.6
Individual Protection	485.8	778.7	129.9	213.8
Corporate and Other	197.8	149.6	(126.6)	159.2

Total	$1,864.7	$2,121.8	$691.6	$724.3

2007
Individual Investments	$642.9	$677.8	$287.1	$200.1
Retirement Plans	655.0	443.3	27.4	182.4
Individual Protection	471.2	714.1	93.1	227.7
Corporate and Other	423.1	231.4	(25.5)	139.1

Total	$2,192.2	$2,066.6	$382.1	$749.3

[1]	Unearned premiums and other policy claims and benefits payable are included in Column C amounts.

[2]

Allocations of net investment income and certain operating expenses are based on numerous assumptions and estimates, and reported segment operating results would change if different methods were applied.

See accompanying notes to consolidated financial statements and report of independent registered public accounting firm.

NATIONWIDE LIFE INSURANCE COMPANY AND SUBSIDIARIES

(a wholly-owned subsidiary of Nationwide Financial Services, Inc.)

Schedule IV        Reinsurance

As of December 31, 2009, 2008 and 2007 and for each of the years then ended (dollars in millions)

Column A	Column B	Column C	Column D	Column E	Column F
	Gross amount	Ceded to other companies	Assumed from other companies	Net amount	Percentage of amount assumed to net
2009
Life insurance in force	$208,484.5	$76,136.2	$8.2	$132,356.5	0.0%

Premiums:
Life insurance[1]	$549.9	$80.5	$0.3	$469.7	0.1%
Accident and health insurance	212.0	222.7	11.7	1.0	NM

Total	$761.9	$303.2	$12.0	$470.7	2.5%

2008
Life insurance in force	$208,071.0	$75,091.7	$12.3	$132,991.6	0.0%

Premiums:
Life insurance[1]	$476.8	$83.7	$1.0	$394.1	0.3%
Accident and health insurance	182.9	209.3	26.4	—	NM

Total	$659.7	$293.0	$27.4	$394.1	7.0%

2007
Life insurance in force	$200,600.5	$76,178.6	$14.0	$124,435.9	0.0%

Premiums:
Life insurance[1]	$497.5	$92.5	$2.0	$407.0	0.5%
Accident and health insurance	289.2	316.8	27.6	—	NM

Total	$786.7	$409.3	$29.6	$407.0	7.3%

[1]	Primarily represents premiums from traditional life insurance and life-contingent immediate annuities and excludes deposits on investment and universal life insurance products.

See accompanying notes to consolidated financial statements and report of independent registered public accounting firm.

NATIONWIDE LIFE INSURANCE COMPANY AND SUBSIDIARIES

(a wholly-owned subsidiary of Nationwide Financial Services, Inc.)

Schedule V        Valuation and Qualifying Accounts

Years ended December 31, 2009, 2008 and 2007 (in millions)

Column A	Column B	Column C		Column D	Column E
Description	Balance at beginning of period	Charged (credited) to costs and expenses	Charged to other accounts	Deductions[1]	Balance at end of period
2009
Valuation allowances - mortgage loans on real estate	$42.4	$84.8	$—	$49.8	$77.4

2008
Valuation allowances - mortgage loans on real estate	$24.8	$20.8	$—	$3.2	$42.4

2007
Valuation allowances - mortgage loans on real estate	$36.0	$1.1	$—	$12.3	$24.8

[1]	Amounts represent transfers to real estate owned, recoveries and sales to NMIC.

See accompanying notes to consolidated financial statements and report of independent registered public accounting firm.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NATIONWIDE LIFE INSURANCE COMPANY (Registrant)

Date: March 1, 2010	By	/s/ Kirt A. Walker
Kirt A. Walker, President and Chief Operating Officer (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Kirt A. Walker	March 1, 2010	/s/ Timothy G. Frommeyer	March 1, 2010

Kirt A. Walker, President and Chief Operating Officer (Principal Executive Officer) and Director	Date	Timothy G. Frommeyer, Senior Vice President and Chief Financial Officer and Director (Principal Financial Officer and Principal Accounting Officer)	Date

/s/ Peter A. Golato	March 1, 2010	/s/ Mark R. Thresher	March 1, 2010

Peter A. Golato, Director	Date	Mark R. Thresher, Director	Date

/s/ Stephen S. Rasmussen	March 1, 2010

Stephen S. Rasmussen, Director	Date

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

10.2	Tax Sharing Agreement dated as of January 2, 2009 between Nationwide Life Insurance Company and any corporation that is or may hereafter become a subsidiary of Nationwide Life Insurance Company

10.3

Form of Amended and Restated Cost Sharing Agreement among parties named therein (previously filed as Exhibit 10.3 to Form 10-K, Commission File Number 1-12785, filed March 14, 2003, and incorporated herein by reference)

10.4

Amended and Restated Five-Year Credit Agreement, dated December 31, 2007, among Nationwide Financial Services, Inc., Nationwide Life Insurance Company, Nationwide Mutual Insurance Company, the banks party thereto and Wachovia Bank, National Association, as syndication agent, and Citicorp USA, Inc. as agent (previously filed as Exhibit 10.7 to Form 10-K, Commission File Number 1-12785, filed February 29, 2008, and incorporated herein by reference)

10.5

Form of Lease Agreement between Nationwide Mutual Insurance Company, Nationwide Life Insurance Company, Nationwide Life and Annuity Insurance Company and Nationwide Financial Services, Inc. (previously filed as Exhibit 10.7 to Form S-1/A, Registration Number 333-18531, filed February 25, 1997, and incorporated herein by reference)

10.6*

General Description of Nationwide Performance Incentive Plan (previously filed as Exhibit 10.9 to Form 10-K, Commission File Number 333-18527, filed March 29, 2001, and incorporated herein by reference)

10.7*

Form of Amended and Restated Nationwide Office of Investments Incentive Plan dated as of October 7, 2003 (previously filed as Exhibit 10.13 to Form 10-K, Commission File Number 1-12785, filed March 1, 2005, and incorporated herein by reference)

10.8*

Nationwide Excess Benefit Plan effective as of January 1, 2000 (previously filed as Exhibit 10.14 to Form 10-K, Commission File Number 1-12785, filed March 1, 2005, and incorporated herein by reference)

10.9*

Nationwide Supplemental Retirement Plan As Amended and Restated effective January 1, 2005 (previously filed as Exhibit 10.1 to Form 10-K, Commission File Number 1-12785, filed March 1, 2005, and incorporated herein by reference)

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

10.18

Form of Employee Leasing Agreement, dated July 1, 2000, between Nationwide Mutual Insurance Company and Nationwide Financial Services, Inc. (previously filed as Exhibit 10.35 to Form 10-Q, Commission File Number 1-12785, filed May 11, 2001, and incorporated herein by reference)

10.19

Form of Surplus Note, dated December 19, 2001, between Nationwide Financial Services, Inc. and Nationwide Life Insurance Company (previously filed as Exhibit 10.32 to Form 10-K, Commission File Number 2-64559, filed March 24, 2003, and incorporated herein by reference)

10.20

Form of Surplus Note, dated June 26, 2002, between Nationwide Financial Services, Inc. and Nationwide Life Insurance Company (previously filed as Exhibit 10.33 to Form 10-K, Commission File Number 2-64559, filed March 24, 2003, and incorporated herein by reference)

10.21

Form of Surplus Note, dated December 23, 2003, between Nationwide Financial Services, Inc. and Nationwide Life Insurance Company (previously filed as Exhibit 10.34 to Form 10-K, Commission File Number 2-64559, filed March 11, 2004, and incorporated herein by reference)

10.22*

Nationwide Long-Term Performance Plan, amended and restated effective as of January 1, 2009 (previously filed as Exhibit 10.1 to Form 8-K, Commission File Number 1-12785 filed on April 1, 2009, and incorporated herein by reference)

10.23*	Offer Letter for Anne L. Arvia, dated June 30, 2006 (previously filed as Exhibit 10.2 to Form 10-Q, Commission File Number 1-12785, filed August 3, 2006, and incorporated herein by reference)

10.24*	Offer Letter for James Lyski, dated August 30, 2006 (previously filed as Exhibit 10.2 to Form 10-Q, Commission File Number 1-12785, filed November 3, 2006, and incorporated herein by reference)

10.25*	Form of Executive Severance Agreement

10.31*	Executive Severance Agreement, dated May 1, 2009, between Nationwide Mutual Insurance Company and Stephen S. Rasmussen

See accompanying notes to consolidated financial statements and report of independent registered public accounting firm.

10.33*

First Amendment to the Nationwide Individual Deferred Compensation Plan, as amended and restated, effective as of January 1, 2005 (previously filed as Exhibit 10.58 to Form 10-K, Commission File Number 1-12785, filed February 29, 2008, and incorporated herein by reference)

10.34*

Second Amendment to the Nationwide Individual Deferred Compensation Plan, as amended and restated, effective as of January 1, 2005 (previously filed as Exhibit 10.59 to Form 10-K, Commission File Number 1-12785, filed February 29, 2008, and incorporated herein by reference)

10.35*

Third Amendment to the Nationwide Individual Deferred Compensation Plan, as amended and restated (now known as the Nationwide Officer Deferred Compensation Plan), effective as of January 1, 2005 (previously filed as Exhibit 10.60 to Form 10-K, Commission File Number 1-12785, filed February 29, 2008, and incorporated herein by reference)

10.37*

Plan and Agreement of Merger, dated effective as of August 28, 2009, between Nationwide Life Insurance Company and Nationwide Life Insurance Company of America (previously filed as Exhibit 10.1 to Form 8-K, Commission File Number 2-64559 filed September 4, 2009, and incorporated herein by reference)

18.1

Letter regarding change in accounting principle from KPMG LLP related to annual goodwill impairment testing (previously filed as Exhibit 18 to Form 10-Q, Commission File Number 1-12785, filed November 12, 2003, and incorporated herein by reference)

18.2

Letter regarding change in accounting principle from KPMG LLP related to accrued legal expenses (previously filed as Exhibit 18.1 to Form 10-Q, Commission File Number 1-12785, filed August 2, 2007, and incorporated herein by reference)

23	Consent of KPMG LLP, Independent Registered Public Accounting Firm

31.1	Certification of Kirt A. Walker pursuant to 18 U.S.C. section 1350, as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Timothy G. Frommeyer pursuant to 18 U.S.C. section 1350, as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002

32.1

Certification of Kirt A. Walker pursuant to 18 U.S.C. section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002 (this exhibit is intended to be furnished in accordance with Regulation S-K, Item 601(b)(32)(ii) and shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934 or incorporated by reference into any document filed under the Securities Act of 1933, except as shall be expressly set forth by specific reference to such filing)

32.2

Certification of Timothy G. Frommeyer pursuant to 18 U.S.C. section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002 (this exhibit is intended to be furnished in accordance with Regulation S-K, Item 601(b)(32)(ii) and shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934 or incorporated by reference into any document filed under the Securities Act of 1933, except as shall be expressly set forth by specific reference to such filing)

*	Management Compensatory Plan

All other exhibits referenced by Item 601 of Regulation S-K are not required under the related instructions or are inapplicable and therefore have been omitted.

See accompanying notes to consolidated financial statements and report of independent registered public accounting firm.